Form 10-K/A
period 1993-09-30
COMPUTER SCIENCES CORP
filed 1994-01-25
CIK 23082

FORM 8

		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549





		      AMENDMENT TO APPLICATION OR REPORT
		 Filed pursuant to Section 12, 13 or 15(d) of
		      THE SECURITIES EXCHANGE ACT OF 1934


			 COMPUTER SCIENCES CORPORATION


			       AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its fiscal year 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:

Exhibit 28(ii), to include as such exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the information, financial statements and exhibits required by Form 11-K with respect to the CSC Credit Services, Inc. Employee Savings Plan.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


						 COMPUTER SCIENCES CORPORATION
							  (Registrant)




Date:  January 24, 1994
 By:    \s\Denis M. Crane

           Denis M. Crane
		    Vice President and Controller

		      SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549




				    FORM 11-K
				  ANNUAL REPORT



			Pursuant to Section 15(d) of the
			Securities Exchange Act of 1934




		      For the Plan Year Ended September 30, 1993



			    CSC CREDIT SERVICES, INC.
			      EMPLOYEE SAVINGS PLAN



			 COMPUTER SCIENCES CORPORATION
			      2100 East Grand Avenue
			    El Segundo, California  90245

Item 1.     Changes in the Plan

None.

Item 2.     Changes in Investment Policy

None.

Item 3.     Contributions Under the Plan

Employer contributions under the Plan are measured to the participants' contributions.

Item 4.     Participating Employees

Approximately 786 employees participated in the Plan at September 30, 1993.

Item 5.     Administration of the Plan

	 (a) The Plan is administered by a Plan subcommittee which consists of the following employees of CSC Credit Services, Inc., 652 North Belt, Houston, Texas 77060: Margaret A. Strnad, Director of Human Resources, Dwight L. Carmichael, Vice President, Finance & Administration, John L. Mote, Director of Communications. The Plan subcommittee manages the Plan at the direction of the Plan Committee.

	      The general administration and operation of the Plan is vested in the Plan Committee, which consists of the following employees of Computer Sciences Corporation ("CSC"), located at 2100 E. Grand Avenue, El Segundo, California 90245.

	     Leon J. Level, Chairman - Vice President and Chief Financial
	     Officer of CSC
	     Hayward D. Fisk, Vice President, Secretary and General Counsel of
	     CSC
	     Denis M. Crane, Vice President and Controller of CSC
	     L. Scott Sharpe, Vice President of CSC

	     Texas Commerce Trust Company N.A., (the Trustee) located at 5599 San Felipe, Houston, Texas 77056, acts as the Trustee under the Plan.

	 (b)  No person named above receives any compensation from the Plan.

Item 6.   Custodian of Investments

	 (a) The Trustee, a Texas state chartered trust company, serves as custodian of the securities and other investments of the Plan.

	 (b) The Trustee receives no compensation from the Plan for its Services. All expenses for administration of the Plan are paid by CSC Services, Inc.

	 (c) Texas Commerce Trust Company N.A., has the following insurance coverage:

	     (1) A Bankers Blanket Bond, Excess Fidelity Coverage and Excess Securities Coverage totaling $370,000,000, covers any losses due to employee dishonesty, burglary, robbery, theft, mysterious disappearance, and forged or counterfeit securities. The coverage also applies to losses of "property" in transit by armored car service companies, air courier companies, authorized bank employees, and "designated messengers".

	      (2) A Bankers Professional Liability Coverage totaling $30,000,000 covers trust errors and omissions.

	      (3) Excess Fiduciary General Liability provides coverage totaling
		  $195,000,000.

Item 7.      Reports to Participating Employees

Participants are furnished with quarterly reports reflecting the status of their accounts. These reports show the beginning balance, contributions, investment income, withdrawals and ending balances for each investment election and for each account (employee contributions, employer contributions and roll-over accounts).

The summary annual report of the Plan was distributed and will continue to be distributed to each participant within nine months or up to eleven months with extension, following close of the Plan year.

Item 8.       Investment of Funds

All expenses, including brokerage commissions and investment fees (if any), are paid by CSC Credit Services, Inc. and not by the Plan.

Item 9.          Financial Statements and Exhibits

	Description                                                    Page No.


	(a)      Financial Statements:

		 Independent Auditors' Report                                 1

		 Statements of Net Assets Available for Benefits,
			September 30, 1993 and 1992                           2

		 Statements of Changes in Net Assets Available
		     for Benefits for the years ended
		       September 30, 1993 and 1992                            3

		 Notes to Financial Statements                                4

	(b)      Supplemental Schedules:

		 Schedule of Assets Held for Investment                       9

		 Schedule of Reportable Transactions                         10

	(c)      Exhibit:

		 Independent Auditors' Consent                               11


Pursuant to the requirements of the Securities Act of 1934, the Plan Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.



						  CSC CREDIT SERVICES, INC.
						    EMPLOYEE SAVINGS PLAN




Date:  January 24, 1994                          By: /s/Denis M. Crane
							Denis M. Crane
						Vice President & Controller
					       Computer Sciences Corporation

CSC CREDIT SERVICES, INC.
EMPLOYEE SAVINGS PLAN


Financial Statements and Supplemental
Schedules for the Years Ended September 30,
1993 and 1992 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Plan Committee of CSC Credit Services, Inc.
	Employee Savings Plan:

We have audited, by fund and in total, the accompanying statements of net assets available for benefits of CSC Credit Services, Inc. Employee Savings Plan (the "Plan") as of September 30, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended.
These financial statements are the responsibility of the Plan's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, by fund and in total, in all material respects, the net assets available for benefits of the Plan as of September 30, 1993 and 1992, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of (1) assets held for investment as of September 30, 1993 and (2) reportable transactions for the year ended September 30, 1993 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department Labor's Rules and Regulations for Reporting and Disclosure under the the Employmee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




DELOITTE & TOUCHE
HOUSTON, TEXAS
December 17, 1993

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
SEPTEMBER 30, 1993 AND 1992
ASSETS                                                      1993         1992
INVESTMENTS, at fair value:
   Trustee short-term cash management fund                $486,141     $112,412
   Computer Sciences Corporation common stock (10,054
      and 8,473 shares, respectively)                      922,455      579,341
   Vanguard Group - Windsor Fund Incorporated II (205,031
      and 151,671 units, respectively)                   3,653,660    2,413,086
   Fixed income contracts:
      Crown Life Insurance Company                                      579,066
      Executive Life Insurance Company                     239,917      239,917
      General American Life Insurance Company              876,720    1,193,881
      Hartford Life Insurance Company                      875,718    1,193,580
      Protective Life Insurance Company                  1,188,197    1,622,810
      Provident National Assurance Company               1,441,515    1,826,631
      Prudential Insurance Company of America              532,509

RECEIVABLES:
   Employee contributions                                   70,650       47,262
   Interest                                                 32,026       52,169
						       -----------   ----------
NET ASSETS AVAILABLE FOR BENEFITS                      $10,319,508   $9,860,155
						       ===========   ==========





















See accompanying notes to financial statements.



				       2

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED SEPTEMBER 30, 1993 AND 1992

							      1993         1992
INVESTMENT INCOME:
   Net appreciation in fair value of investments          $542,334     $132,948
   Investment income                                       566,566      681,168
							 ---------     --------
		Total                                    1,108,900      814,116
							 ---------     --------
CONTRIBUTIONS:
      Employer                                             440,520      304,581
      Employee                                           1,141,121    1,024,197
							 ---------    ---------
		Total                                    1,581,641    1,328,778
							 ---------    ---------
		Total additions                          2,690,541    2,142,894
							 ---------    ---------
BENEFITS PAID TO PARTICIPANTS                           (2,231,188)    (700,150)

INCREASE IN NET ASSETS AVAILABLE FOR BENEFITS              459,353    1,442,744

NET ASSETS AVAILABLE FOR BENEFITS:
   Beginning of year                                     9,860,155    8,417,411
						       -----------   ----------
   End of year                                         $10,319,508   $9,860,155
						       ===========   ==========

See accompanying notes to financial statements.






















				      3

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1993 AND 1992


1.      DESCRIPTION OF PLAN

	The following description of the CSC Credit Services, Inc. Employee Savings Plan provides only general information. Participants should refer to the plan documents for a more complete description of the Plan's provisions.

	General - Effective October 1, 1987, Associated Credit Services, Inc. established the Associated Credit Services, Inc. Employee Savings Plan. The Plan's name was subsequently changed to the CSC Credit Services, Inc. Employee Savings Plan (the "Plan").

	The Plan is a defined contribution savings plan for employees of CSC Credit Services, Inc., (the "Company"). Employees are eligible to participate after completing an employment year consisting of at least 1,000 hours of service. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974 and its subsequent amendments and is considered a "cash or deferred arrangement" under
	Section 401(k) of the Internal Revenue Code of 1986. The general administration and operation of the Plan is vested in the Plan Committee (the "Committee"). The trustee of the Plan is Texas Commerce Trust Company N.A. (the "Trustee"), formerly Ameritrust
	Texas N.A.

	Employee contributions are invested at each employee's discretion in the General Equity Fund, Fixed Income Fund, or Common Stock Fund on a percentage allocation basis in any increment of 25%. The General Equity Fund is invested in a pooled investment fund which, in turn, is invested in equity investments. The Fixed Income Fund is invested in contracts with insurance companies and short-term cash investments. The Company Stock Fund is invested in Computer Sciences Corporation common stock.

	Contributions - Participants may contribute (not to exceed $8,994 and $8,728 for calendar years 1993 and 1992, respectively) from 2% to 15% of their compensation. Employer contributions equal 50% of the first 6% of a participant's contributions not to exceed 3% of the participant's plan compensation.

	Participant Accounts - Each participant's account is credited with the participant's contributions, the Company's matching contributions, and earnings. Allocations are based primarily on account balances at certain specified dates as provided under the terms of the Plan.

	Vesting - Upon normal retirement, death, or disability, a participant is entitled to the entire balance of his/her account. If a participant's employment is terminated for any other reason, such participant is entitled to the total of his/her employee contributions plus a vested percentage of the Company's matching contributions. Participants vest in Company contributions as follows:

		   Vesting Service            Vesting Percent

		  Less than 2 years                  0
		  2 years but less than 3           25
		  3 years but less than 4           50
		  4 years but less than 5           75
		  5 years or more                  100

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	Accounting Basis - The financial statements are prepared on the accrual basis of accounting. Certain prior year amounts have been reclassified to conform with the current year presentation.

	Investments - Investments are presented in the financial statements at their fair value using the first-in, first-out method. If available, quoted market prices are used to value investments. Investments in fixed income contracts are reported at contract values, which management believes approximate fair values.

	Administrative Expenses - Administrative expenses are paid by the Company.

3.      CONTRIBUTIONS
	Included in employee contributions for 1993 and 1992 is $4,690 and $23,703, respectively, consisting of lump sum distributions to employees rolled over from other employee benefit plans.

4.      BENEFITS PAYABLE

	Benefits payable to participants who have withdrawn from the Plan are $22,688 and $131,527 as of September 30, 1993 and 1992, respectively.

5.      FEDERAL INCOME TAXES

	The Plan obtained its latest determination letter on August 1, 1988, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator and the Plan's tax counsel believe that the Plan as currently designed is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan is qualified and considered tax-exempt as of the financial statement date.

6.      FORFEITURES

	Upon termination, the nonvested portion of a participant's employer contribution account is forfeited. The Company reserves the right to use the forfeited balance to reduce future contributions by the employer. Accumulated forfeitures amounted to $63,676 and $35,430 for the years ended September 30, 1993 and 1992, respectively.

	During 1993 and 1992, the Company elected to utilize $0 and $100,000, respectively, of accumulated forfeitures to reduce employer contributions to the Plan.


7.      TERMINATION OF PLAN

	The Plan has been established to continue indefinitely. However, the Company reserves the right to terminate the Plan, in whole or in part, at any time. In the event of a termination of the Plan, all participants will be fully vested in their accounts under the Plan.

8.      CONTINGENCIES

	The Plan holds an investment in an Executive Life Insurance Company ("ELIC") fixed income contract totaling $239,917, comprised of $225,500 of principal and $14,417 of accrued interest, which matured September 30, 1992. ELIC is a wholly owned subsidiary of First Executive Corporation ("FEC"). FEC, a holding company, filed for relief under Chapter 11 of the United States Bankruptcy Code on May 13, 1991. On December 26, 1991, a California state court approved a purchase by Aurora National Life Assurance Company ("Aurora") of ELIC's assets and liabilities by a consortium led by Altus Finance and Mutuelle Assurance Artisanale de France. A Rehabilitation/Liquidation Plan for ELIC (the "Rehabilitation") was filed January 13, 1992 subject to approval by the California Superior Court. On August 13, 1993, the Rehabilitation was approved. Subsequent to September 30, 1993, the Committee received information concerning the details of the Rehabilitation and its options. The Committee is currently evaluating the Plan's options offered by the Rehabilitation and believes that the impact, if any, will not have a material effect on the aggregate assets of the Plan.

9.      RELATED-PARTY TRANSACTIONS

	During the years ended September 30, 1993 and 1992, the Plan purchased and sold shares of Computer Sciences Corporation common stock and units of cash management funds managed by the Trustee as temporary investments, as shown below:

				      1993                      1992
			      -------------------       ----------------------
			      Purchases      Sales      Purchases      Sales
Computer Sciences Corporation:
   Shares                         3,019        1,413        2,457          495
   Dollars                     $233,463     $396,082     $107,478      $32,235
			       ========     ========     ========      =======
Trustee  - short-term cash
   management fund           $2,122,969   $2,187,933   $2,523,058   $7,528,351
			     ==========   ==========   ==========   ==========

10.     PLAN ASSETS BY FUND

	The Plan consists of three investment funds. Each participant directs the manner in which his or her account balance is invested. The net assets available for benefits by fund and changes in net assets available for benefits by fund for the years ended September 30, 1993 and 1992 are as follows:

                                                     1993
			 -------------------------------------------------------
					      Fixed        General        Common
			    Combined         Income         Equity         Stock
			       Funds           Fund           Fund          Fund
Net Assets Available
for Benefits by Fund:

Net assets available for
benefits                    $10,319,508    $5,686,376    $3,689,865     $943,267
			    ===========    ==========    ==========     ========
Changes in Net Assets
Available for Benefits by Fund:

Net appreciation in fair
   value of investments    $   542,334                  $  337,055     $205,279
Investment income              566,566    $  446,191       120,107          268
Contributions:
   Employer                    440,520       196,074       182,761       61,685
   Employee                  1,141,121       491,739       485,551      163,831
			     ---------     ---------     ---------      -------
Total additions              2,690,541     1,134,004     1,125,474      431,063
			     ---------     ---------     ---------     --------
Benefits paid to participant(2,231,188)   (1,845,998)     (342,696)     (42,494)
Interfund conversions, net                  (411,836)      459,140      (47,304)
			     ----------    ----------     ---------     --------
Increase (decrease) in net assets
   available for benefits      459,353    (1,123,830)    1,241,918      341,265

Net assets available for benefits:
   Beginning of year         9,860,155     6,810,206     2,447,947      602,002
			   -----------    ----------    ----------    ---------

   End of year             $10,319,508    $5,686,376    $3,689,865     $943,267
			   ===========    ==========    ==========     ========

				       7













						  1992
			       ------------------------------------------------
					      Fixed        General      Common
			       Combined      Income        Equity        Stock
				Funds         Fund          Fund         Fund
Net Assets Available
for Benefits by Fund:

Net assets available for
benefits                      $9,860,155   $6,810,206    $2,447,947    $602,002
			      ==========   ==========    ==========    ========
Changes in Net Assets
Available for Benefits by Fund:

Net appreciation in fair
   value of investments         $132,948                   $104,141     $28,807
Investment income                681,168     $505,996       172,526       2,646
Contributions:
   Employer                      304,581      164,972        97,678      41,931
   Employee                    1,024,197      545,484       359,949     118,764
			      ----------   ----------    ----------    --------
Total additions                2,142,894    1,216,452       734,294     192,148
			      ----------   ----------    ----------    --------
Benefits paid to participants   (700,150)    (456,754)     (182,506)    (60,890)
Interfund conversions, net                   (246,282)      236,852       9,430
			      ----------   ----------    ----------    --------
Increase in net assets
   available for benefits      1,442,744      513,416       788,640     140,688

Net assets available for benefits:
   Beginning of year           8,417,411    6,296,790     1,659,307     461,314
			      ----------   ----------    ----------    --------
   End of year                $9,860,155   $6,810,206    $2,447,947    $602,002
			      ==========   ==========    ==========    ========



















				   *****

Item 30a - Schedule of Assets Held for Investment

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT,
SEPTEMBER 30, 1993
									 Current
		  Description of Investment                     Cost       Value
Computer Science Corporation-common stock (10,054 shares)   $673,635    $922,455

Vanguard Group-Windsor Fund Incorporated II
  (205,031 shares)                                         3,071,240   3,653,660

Executive Life Insurance-8.7% fixed income contract
   due 9/30/92                                               239,917     239,917

General American Life Insurance-8.41% fixed income contract
   due 9/30/96                                               876,720     876,720

Hartford Life Insurance - 8.41% fixed income contract
   due 9/30/96                                               875,718     875,718

Protective Life Insurance - 9.1% fixed income contract
  due 9/30/94                                                 498,116    498,116

Protective Life Insurance - 7.98% fixed income contract
  due 3/31/97                                                 690,081    690,081

Provident National Assurance Company - 7.92% fixed income
   contract due 3/31/97                                     1,441,515  1,441,515

Prudential Insurance Company of America - 6.31% fixed income
   contract due 9/30/98                                       532,509    532,509

Texas Commerce Trust Company N.A. - cash management fund      486,141    486,141




















					9

Item 30d - Schedule of Reportable Transactions

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED SEPTEMBER 30, 1993
							    Current
			   Number                           Value on    Net
     Description of         of     Purchase      Cost of  Transaction Gain or
      Investment         Purchases (Selling)     Asset       Date      (Loss)
			  (Sales)   Price
Single transactions - none

Series of transactions:

Texas Commerce Trust
   Company N.A. - Cash
   Management Fund          103    $2,122,969   $2,122,969
			   (173)   (2,187,933)   2,187,933  $2,187,933

Vanguard Group - Winsor II
			     34     1,235,524    1,235,524
			    (10)     (332,006)     287,649     332,006 $44,357

Provident National Assurance Co.
 - Fixed Income Contract     18       274,762      274,762
			    (14)     (659,878)     659,878     659,878

Prudential Insurance Company
 - Fixed Income Contract     18       576,564      576,564
			     (7)      (44,055)      44,055      44,055

Crown Life Insurance Company -
   Fixed Income Contract      4        47,490       47,490
			    (15)     (626,556)     626,556     626,556


















				      10

INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in Registration Statement No. 33-26977 of Computer Sciences Corporation on Form S-8 of our report dated December 17, 1993, appearing in this Annual Report on Form 11-K of CSC Credit Services, Inc. Employee Savings Plan for the year ended September 30, 1993.




DELOITTE & TOUCHE
HOUSTON, TEXAS
January 19, 1994