Form 10-Q
period 1993-12-31
COMPUTER SCIENCES CORP
filed 1994-02-14
CIK 23082

Form 10-Q




                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



                      QUARTER ENDED DECEMBER 31, 1993

                        Commission File No. 1-4850





                       COMPUTER SCIENCES CORPORATION




                    Incorporated in the State of Nevada

                  Employer Identification No. 95-2043126



                          2100 East Grand Avenue
                       El Segundo, California 90245

                         Telephone (310) 615-0311


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]    No [ ]

16,818,491 shares of Common Stock, $1.00 par value, were outstanding on December 31, 1993, before giving effect to the stock split described in Note C of the accompanying financial statements.

                       COMPUTER SCIENCES CORPORATION

                            Index to Form 10-Q


                                                            Page
                                                           Number

Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
         December 31, 1993 and April 2, 1993                   3

      Consolidated Condensed Statements of Income -
         Third quarter and nine months ended
         December 31, 1993 and January 1, 1993                 4

      Consolidated Condensed Statements of Cash Flows -
         Nine months ended
         December 31, 1993 and January 1, 1993                 5

      Notes to Consolidated Condensed Financial Statements     6

      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    8


Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K               11

      Exhibit 11 - Calculation of Earnings Per Share          12

      Exhibit 28 - Additional Information - Revenues
                  by Market Sector                            13


Signatures                                                    14

                          PART I. FINANCIAL INFORMATION
                          COMPUTER SCIENCES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in thousands)
                                    ASSETS              Dec. 31      April 2,
                                                         1993          1993
                                                      (unaudited)
                                                     ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $    54,795   $   111,477
  Short-term investments                                  25,361        43,590
  Receivables                                            628,145       538,122
  Prepaid expenses and other assets                       57,986        54,566
                                                     ------------  ------------
      Total current assets                               766,287       747,755
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, at cost                          612,040       525,742
  Less accumulated depreciation and amortization         282,171       241,990
                                                     ------------  ------------
      Property and equipment, net                        329,869       283,752
                                                     ------------  ------------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                       334,317       281,390
OTHER ASSETS                                             150,400       140,749
                                                     ------------  ------------
                                                     $ 1,580,873   $ 1,453,646
                                                     ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable (Note A)                             $   110,919   $     6,220
  Current maturities of long-term debt                    33,156        10,503
  Accounts payable                                        92,979       105,941
  Accrued payroll and related costs                      115,372       115,915
  Other accrued expenses                                 181,896       120,374
  Advance contract payments                               24,909         5,024
  Income taxes payable                                    30,085        47,127
                                                     ------------  ------------
      Total current liabilities                          589,316       411,104
LONG-TERM DEBT,NET (Note A)                              168,013       295,316
OTHER LONG-TERM LIABILITIES (Notes B and G)               57,616        51,846
                                                     ------------  ------------
STOCKHOLDERS' EQUITY (Note C):
  Common stock issued, par value $1.00 per share          17,014        16,812
  Other stockholders' equity                             748,914       678,568
                                                     ------------  ------------
      Total stockholders' equity                         765,928       695,380
                                                     ------------  ------------
                                                     $ 1,580,873   $ 1,453,646
                                                     ============  ============

See accompanying notes.               -3-

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                        ($ in thousands except earnings per share)

                               Third Quarter Ended        Nine Months Ended
                             ______________________  __________________________

                               Dec. 31     Jan. 1       Dec. 31       Jan. 1
                                1993        1993         1993          1993
                             __________  __________  ____________  ____________
Revenues                     $ 621,361   $ 608,364   $ 1,851,767   $ 1,829,524
                             __________  __________  ____________  ____________

Costs of services              494,176     496,449     1,494,737     1,499,963
Selling, general and admin.     56,121      48,112       159,640       147,103
Depreciation and amortization   33,292      29,830        93,369        85,016
Interest, net  (Note D)          2,811       3,493         7,773        12,594
Other items, net                                                           460
                             __________  __________  ____________  ____________

Total costs and expenses       586,400     577,884     1,755,519     1,745,136
                             __________  __________  ____________  ____________

Income before taxes             34,961      30,480        96,248        84,388

Taxes on income                 13,285      11,659        38,143        32,344
                             __________  __________  ____________  ____________
Net earnings before
 cumulative effect of
 accounting change              21,676      18,821        58,105        52,044

Cumulative effect of
 accounting change
 for income taxes (Note B)                                 4,900
                             __________  __________  ____________  ____________

Net earnings                 $  21,676   $  18,821   $    63,005   $    52,044
                             ==========  ==========  ============  ============

Earnings per common share
 before cumulative effect
 of accounting change            $0.42       $0.37         $1.14         $1.04

Cumulative effect of
 accounting change
 for income taxes (Note B)                                  0.09
                             __________  __________  ____________  ____________
Earnings per common share
  (Notes C and E)                $0.42       $0.37         $1.23         $1.04
                             ==========  ==========  ============  ============

See accompanying notes.
                                      -4-

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                     ($ in thousands)
                                                         Nine Months Ended
                                                     __________________________

                                                        Dec. 31       Jan. 1
                                                         1993          1993
                                                     ____________  ____________
Cash flows from operating activities:
  Net earnings                                       $    63,005   $    52,044
  Adjustments to reconcile net earnings to net
    cash provided by operating activities :
      Depreciation and amortization                       93,369        85,016
      Provision for losses on accounts receivable          5,085         6,848
      Changes in assets and liabilities, net of effects
       of acquisitions:
          Increase in assets                             (27,203)      (31,063)
          (Decrease)increase in liabilities              (10,735)       17,309
                                                     ____________  ____________

  Net cash provided by operating activities              123,521       130,154
                                                     ____________  ____________
Investing activities:
  Short-term investments                                  18,229       (10,841)
  Purchases of property, plant and equipment             (89,799)      (61,892)
  Purchased and internally developed software            (24,123)       (2,502)
  Acquisitions, net of cash acquired                     (96,750)       (1,900)
  Other investing cash flows                               2,570        (5,801)
                                                     ____________  ____________

  Net cash used in investing activities                 (189,873)      (82,936)
                                                     ____________  ____________
Financing activities:
  Borrowings under lines of credit                        64,608        14,083
  Repayment of borrowings under lines of credit          (57,828)      (19,218)
  Principal payments on long-term debt                   (10,509)      (68,197)
  Proceeds from exercise of stock options                 13,337         7,501
  Other financing cash flows                                  62         1,913
                                                     ____________  ____________

  Net cash provided by (used in) financing activities      9,670       (63,918)
                                                     ____________  ____________

Net decrease in cash and cash equivalents                (56,682)      (16,700)

Cash and cash equivalents at beginning of year           111,477       115,739
                                                     ____________  ____________

Cash and cash equivalents at end of period           $    54,795   $    99,039
                                                     ============  ============

See accompanying notes.
                                      -5-

                       COMPUTER SCIENCES CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 ($ in thousands except per share amounts)

(A) During November, 1993 the Company issued $250 million of commercial paper through its affiliate, CSC Enterprises, and paid down CSC Enteprises' $250 million in bank borrowings.
    CSC Enterprises entered into new credit agreements to provide standby support for the commercial paper program. The standby agreements expire during November 1994 and November 1996 in the amounts of $100 million and $150 million, respectively.

(B) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 3, 1993. As reported in the Company's Form 10-Q for the quarter ended July 2, 1993, the cumulative financial statement effect of adopting SFAS No. 109 was to increase the Company's net earnings by $4.9 million, or 9 cents per share. For the quarter ended October 1, 1993, the Company's tax provision includes approximately $1.3 million, or 3 cents per share, for the net cumulative amount of additional taxes pursuant to new U.S. tax regulations enacted during the quarter. The Company's net deferred tax liability is included on the Company's balance sheet, with the long-term portion of $32,819 included as part of Other Long-Term Liabilities.

(C) On December 6, 1993, the Company's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend on the Company's common stock, with no change in par value. The dividend was distributed January 13, 1994 to shareholders of record as of December 22, 1993. Because the additional shares had not been distributed, the related $33.6 million increase in common stock and decrease in retained earnings is not reflected on the Company's balance sheet at December 31, 1993. However, all per share amounts contained in the statements of income and the accompanying notes are based on the new number of shares. No other dividends were paid or declared during the periods presented. Before giving effect to the stock split, there were 17,013,860 shares at December 31, 1993 and 16,811,831 shares at April 2, 1993 of $1.00 par value common stock issued with 195,369 and 190,747 shares, respectively, in treasury stock.

(D) Interest, net consists of the following:

                   3rd Quarter Ended   Nine Months Ended
                   ------------------  ------------------
                    Dec 31,   Jan 1,    Dec 31,   Jan 1,
                     1993      1993      1993      1993
                   --------  --------  --------  --------
Interest income    $(1,746)  $(1,035)  $(5,145)  $(3,482)
Interest expense     4,567     4,528    12,918    16,076
                   --------  --------  --------  --------
   Total           $ 2,821   $ 3,493   $ 7,773   $12,594
                   ========  ========  ========  ========

(E) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 51,186,000 and 50,145,000, respectively, for the nine months ended December 31, 1993 and January 1, 1993 (see Part II - Exhibit 11). These share amounts reflect the stock split described in Note C above.

(F) Cash payments for interest on indebtedness were $13,799 and $17,257, respectively, for the nine months ended December 31, 1993, and January 1, 1993. Cash payments for taxes on income were $44,502 and $45,214, respectively, for the nine months ended December 31, 1993, and January 1, 1993.

(G) Effective April 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As reported in the Company's Form 10-Q for the quarter ended July 2, 1993, this statement has had no significant cash flow or earnings impact on the Company due to delayed recognition and the effect of recovery under government contracts.

(H) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

                   MANAGEMENT'S  DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     Third Quarter of Fiscal 1994 Versus Third Quarter of Fiscal 1993

Revenues
During the quarter ended December 31, 1993, the Company's total revenues of $621.4 million increased $13.0 million over the same period last year. Federal revenue totaled $283.8 million, down 9.7% from last year's $314.3 million due principally to the phaseout of two large contracts. Commercial revenue of $255.4 million from domestic operations rose 6.9% from $239.0 million last year, reflecting growth in the Company's consulting, systems integration and outsourcing services. International revenue increased 49% to $82.2 million reflecting strong outsourcing growth in Europe and a substantial contribution from the CSA acquisition, completed November 1, 1993.

In the federal arena, the Company has been awarded approximately
$1.8 billion of federal business during the first nine months of the current fiscal year, compared with $1.1 billion won for all of fiscal 1993.

Costs and Expenses
As a percentage of revenue, costs of services were 79.5% for the quarter ended December 31, 1993, a favorable result compared to the 81.6% for the same quarter last year. The improvement is mainly the result of a change in the Company's business "mix," with a larger portion of the Company's business coming from its U.S. commercial outsourcing activities, where costs of services by this measure are lower than the Company's overall average.

Selling, general and administrative expenses increased 16.6% to $56.1 million, up from $48.1 million for last year's third quarter. The increased expenses relate primarily to the Company's federal business and U.S. commercial outsourcing activities. The Company's depreciation and amortization expense increased to $33.3 million for the current quarter, up from $29.8 million last year. The increase reflects higher amounts of depreciable and amortizable assets connected primarily with CSC's U.S. consulting activities.

Net interest expense decreased to $2.8 million for the current quarter, down from $3.5 million for the same quarter last year. The decrease is substantially due to increased interest income on higher average cash balances invested.

Income Before Taxes
Income before taxes was $35 million, up $4.5 million or 14.7% over last year's third quarter, reflecting both revenue growth and margin improvement. As a percent of revenues, income before taxes for the two periods was 5.6% and 5%, respectively. The margin improvement is primarily due to the reduction in costs of services as a percentage of revenues, as described above. The improvement in net interest expense also contributed to the margin improvement by helping to offset the Company's higher selling, general and administrative costs and depreciation and amortization expense.

Net Earnings
Net earnings were $21.7 million for the quarter ended December 31, 1993, up $2.9 million or 15.2% over the same quarter last year.
The effective tax rate was 38.0%, versus 38.25% for the same quarter last year. The lower tax rate reflects the reduction of European tax losses which the Company was unable to offset against taxable income elsewhere during the prior period, offset in part by a higher effective rate on US income due to the August 1993 tax legislation. During the quarter just ended, CSC's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend, and the additional shares were distributed January 13, 1994. Earnings per share for this year's third quarter compared with the same quarter last year and adjusted for the split were 42 cents versus 37 cents on a greater number of shares outstanding.

Cash Flows
Cash flows from operating activities were $123.5 million for the nine months ended December 31, 1993, compared to $130.2 million during the same period last year. The higher operating cash flow of the prior period includes approximately $22 million of higher trade payables associated with the Company's expanded outsourcing activities, while the current period is lower due to reduction of trade payables in the UK.

The Company's cash outflows for investing activities increased to $189.9 million, up from $82.9 million during the nine months last year. The higher outflow reflects expenditures for acquisitions as described below. The higher outflow also includes higher expenditures for equipment and software, partially offset by utilization of short-term investments.

Cash provided by financing activities was $9.7 million for the nine months, versus $63.9 million used in financing activities during the same period last year. The prior period outflow includes the first quarter extinguishment of the Company's $50 million Senior
Note issue and paydowns of other debt.

Financial Condition
The Company's leverage has improved during the first nine months of fiscal 1994, as reflected by a debt-to-total-capitalization ratio of 29% at December 31, 1993, versus 31% at fiscal year-end. This improvement was achieved as stockholders' equity increased while debt levels generally remained unchanged. During November, 1993 the Company issued $250 million of commercial paper through its affiliate, CSC Enterprises, and paid down CSC Enterprises' $250 million in bank borrowings. CSC Enterprises entered into new credit agreements to provide standby support for the commercial paper program. The commercial paper program is expected to benefit the Company through lower interest costs.

Although operating cash flows were $124 million for the first nine months of fiscal 1994, the overall level of cash and short-term investments decreased from $155 million to $80 million. This decrease is primarily the result of business investments in the form of fixed asset purchases, acquisitions, and software development. These investments totaled $211 million. See further discussion below.

In all other respects, the Company's financial condition has not changed significantly since the fiscal year-end. It is management's opinion that the Company will be able to fund its cash needs from operating activities and from short-term borrowings. It is also management's opinion that any major additional requirements can be financed by the use of unused borrowing capacity or by the issuance of new CSC securities.

Other Matters
As discussed in the Company's second quarter Form 10Q, on November 1, 1993 the Company announced the signing of a $300 million, 10-year outsourcing agreement with Australian Mutual Provident Society
(AMP), Australia's leading insurance company, and the acquisition of Computer Sciences Australia (CSA), an AMP technology subsidiary. CSA is a leading systems integration, outsourcing and software development firm with about 1,100 employees. Under the outsourcing agreement, effective November 1, 1993, CSA is overseeing AMP's information technology operations and has acquired the assets of its major data center located in Bondi, a suburb of Sydney. CSA is also operating AMP's data network, which links offices spanning Hong Kong, New Zealand, Australia and the U.K. In addition, approx-imately 100 AMP information technology personnel have joined CSA. The annual revenue of CSA will approximate $110 million, including the outsourcing services.

On December 30, 1993, the Company completed the acquisition of ARC Professional Services Group (PSG), a systems engineering concern with approximately $170 million in annual revenues and 2,000 employees. PSG will complement CSC's existing Federal government business, and also contribute to the Company's commercial and international customer base.

Also during the third quarter, CSC was selected by British Aerospace for a potential outsourcing agreement, expected to extend for an initial period of ten years with total projected revenue of approximately $1.3 billion. British Aerospace, a leading UK defense and commercial aerospace manufacturer, selected CSC as its preferred supplier for the outsourcing of a substantial portion of the information technology functions of its aerospace and defense businesses. Under the impending agreement, CSC would pay British Aerospace in excess of $100 million for existing information technology resources, including facilities, equipment and software. In addition, over 1,200 of British Aerospace's information technology staff would transfer to CSC. The contract is expected to be signed within several months.

Part II.  Other Information


Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    Exhibit No. 11 - Calculation of Earnings Per Share

    Exhibit No. 28 - Additional Exhibits
         (i) Revenues by Market Sector

b.  Reports on Form 8-K:

    There were no Form 8-K reports filed for the third quarter of fiscal 1994.

                                                                    EXHIBIT 11
                              COMPUTER SCIENCES CORPORATION

                            CALCULATION OF EARNINGS PER SHARE
                        (In thousands except earnings per share)
                                Third Quarter Ended       Nine Months Ended
                              _____________________   _________________________
                               Dec. 31     Jan. 1       Dec. 31       Jan. 1
                                1993        1993         1993          1993
                              _________   _________   ___________   ___________
Net earnings before cumulative
  effect of accounting change  $21,676     $18,821       $58,105       $52,044
Cumulative effect of accounting
  change for income taxes            0           0         4,900             0
                              _________   _________   ___________   ___________

Net earnings                   $21,676     $18,821       $63,005       $52,044
                              =========   =========   ===========   ===========
Shares *:
 Weighted average shares
   outstanding                  50,360      49,435        50,129        49,325
 Common stock equivalents        1,192         950         1,057           820
                              _________   _________   ___________   ___________
   Total for primary and fully
   diluted calculation          51,552      50,385        51,186        50,145
                              =========   =========   ===========   ===========
Earnings Per Share *:
 Earnings per common share
   before cumulative effect
   of accounting change          $0.42       $0.37         $1.14         $1.04
 Cumulative effect of accounting
   change for income taxes           0           0          0.09             0
                              _________   _________   ___________   ___________

   Primary and fully diluted**   $0.42       $0.37         $1.23         $1.04
                              =========   =========   ===========   ===========


* All share and per share amounts include the effect of the stock split described in Note C of the accompanying financial statements.

** The fully diluted calculation is submitted in accordance with Regulation
   S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.









                                      -12-

                                                                    EXHIBIT 28
                              COMPUTER SCIENCES CORPORATION

                                REVENUES BY MARKET SECTOR
                                     ($ in millions)
                                 Fiscal Period Ended          % of Total
                              _________ ___________   ___________ _____________
                               Dec. 31     Jan. 1       Dec. 31       Jan. 1
                                1993        1993         1993          1993
                              _________   _________   ___________   ___________
Third Quarter

U.S. Federal Government
     Department of Defense      $167.6      $173.7            27 %          29 %
     NASA                         54.6        61.8             9            10
     Civil agencies               61.6        78.8            10            13
                              _________   _________   ____________  ____________

          Total                  283.8       314.3            46            52
                              _________   _________   ____________  ____________
Commercial:
     Domestic                    255.4       239.0            41            39
     International                82.2        55.1            13             9
                              _________   _________   ____________  ____________

          Total                  337.6       294.1            54            48
                              _________   _________   ____________  ____________

Total revenues                  $621.4      $608.4           100 %         100 %
                              =========   =========   ============  ============
Nine Months

U.S. Federal Government
     Department of Defense      $519.2      $495.8            28 %          27 %
     NASA                        163.2       204.4             9            11
     Civil agencies              195.2       234.2            11            13
                              _________   _________   ____________  ____________

          Total                  877.6       934.4            48            51
                              _________   _________   ____________  ____________
Commercial:
     Domestic                    764.9       725.2            41            40
     International               209.3       169.9            11             9
                              _________   _________   ____________  ____________

          Total                  974.2       895.1            52            49
                              _________   _________   ____________  ____________

Total revenues                $1,851.8    $1,829.5           100 %         100 %
                              =========   =========   ============  ============




                                      -13-

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COMPUTER SCIENCES CORPORATION
                             -----------------------------

                             Registrant



Date:   February 11, 1994    By: /s/ Denis M. Crane
                             -----------------------------
                                     Denis M. Crane
                             Vice President and Controller
                               Chief Accounting Officer