Form 10-K/A
period 1994-04-01
COMPUTER SCIENCES CORP
filed 1994-07-08
CIK 23082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-K/A

                              AMENDMENT NO. 1

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 1, 1994
                           Commission File No. 1-4850

                         COMPUTER SCIENCES CORPORATION
                      Incorporated in the State of Nevada

                     Employer Identification No. 95-2043126

                             2100 East Grand Avenue
                          El Segundo, California 90245
                            Telephone (310) 615-0311

                           ------------------------


Securities registered pursuant
 to Section 12(b) of the Act:               Exchanges on Which Registered
- - ---------------------------------------     --------------------------------
Common Stock, $1.00 par value per share     New York Stock Exchange
Preferred Stock Purchase Rights             Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                                    Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                       Yes No [X]

As of May 27, 1994, the aggregate market value of stock held by non-affiliates of the registrant was approximately $2,154,000,000. Such amount excludes the market value of 896,189 shares of common stock held by the registrant's officers and directors. A total of 50,711,126 shares of common stock was outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after April 1, 1994 (incorporated by reference under Part III).

                                  SIGNATURES

       Pursuant to the requirements of Rule 12b -15 of the Securities Exchange Act of 1934, the Registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTER SCIENCES CORPORATION
                                           Registrant


Dated July 8, 1994                         By    /s/  Denis M. Crane
                                              --------------------------
                                                      Denis M. Crane
                                              Vice President & Controller