Form 10-Q
period 1994-04-01
COMPUTER SCIENCES CORP
filed 1994-08-11
CIK 23082

Form 10-Q




                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



                        QUARTER ENDED JULY 1, 1994

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

50,747,071 shares of Common Stock, $1.00 par value, were outstanding on July 1, 1994.

                       COMPUTER SCIENCES CORPORATION

                            Index to Form 10-Q


                                                         Page Number


Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
         July 1, 1994 and April 1, 1994                        3

      Consolidated Condensed Statements of Income -
         First quarter ended July 1, 1994 and July 2, 1993     4

      Consolidated Condensed Statements of Cash Flows -
         First quarter ended July 1, 1994 and July 2, 1993     5

      Notes to Consolidated Condensed Financial Statements     6

      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    8


Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K               11

      Exhibit 11 - Calculation of Earnings Per Share          12

      Exhibit 28 - Additional Information - Revenues
                  by Market Sector                            13


Signatures                                                    14

                       PART I. FINANCIAL INFORMATION
                          COMPUTER SCIENCES CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in thousands)
                                    ASSETS              July 1,      April 1,
                                                         1994          1994
                                                      (unaudited)
                                                     ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $    39,170   $   126,820
  Receivables                                            725,885       665,253
  Prepaid expenses and other assets                       76,410        65,046
                                                     ------------  ------------
      Total current assets                               841,465       857,119
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, at cost                          722,974       695,796
  Less accumulated depreciation and amortization         320,053       302,760
                                                     ------------  ------------
      Property and equipment, net                        402,921       393,036
                                                     ------------  ------------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                       340,468       324,145
OTHER ASSETS                                             241,646       232,080
                                                     ------------  ------------
                                                     $ 1,826,500   $ 1,806,380
                                                     ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                      $    44,093   $    17,772
  Current maturities of long-term debt                    32,962        32,685
  Accounts payable                                       126,210       228,674
  Accrued payroll and related costs                      135,954       128,478
  Other accrued expenses                                 181,228       175,005
  Advance contract payments                               31,038        24,454
  Income taxes payable                                    62,536        54,176
                                                     ------------  ------------
      Total current liabilities                          614,021       661,244
LONG-TERM DEBT,NET (Note A)                              305,745       273,344
OTHER LONG-TERM LIABILITIES                               72,935        66,112
                                                     ------------  ------------
STOCKHOLDERS' EQUITY (Note B):
  Common stock issued, par value $1.00 per share          50,953        50,807
  Other stockholders' equity                             782,846       754,873
                                                     ------------  ------------
      Total stockholders' equity                         833,799       805,680
                                                     ------------  ------------
                                                     $ 1,826,500   $ 1,806,380
                                                     ============  ============

See accompanying notes.               -3-

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                        ($ in thousands except earnings per share)

                                                          Three Months Ended
                                                     __________________________

                                                        July 1,       July 2,
                                                         1994          1993
                                                     ____________  ____________
Revenues                                             $   738,145   $   608,096
                                                     ____________  ____________

Costs of services                                        583,661       492,811
Selling, general and admin.                               75,962        52,712
Depreciation and amortization                             37,904        30,067
Interest, net  (Note C)                                    5,422         2,609
                                                     ____________  ____________

Total costs and expenses                                 702,949       578,199
                                                     ____________  ____________

Income before taxes                                       35,196        29,897

Taxes on income                                           13,374        11,735
                                                     ____________  ____________
Net earnings before
 cumulative effect of
 accounting change                                        21,822        18,162

Cumulative effect of
 accounting change
 for income taxes (Note D)                                               4,900
                                                     ____________  ____________

Net earnings                                         $    21,822   $    23,062
                                                     ============  ============

Earnings per common share
 before cumulative effect
 of accounting change                                      $0.42         $0.36

Cumulative effect of
 accounting change
 for income taxes (Note D)                                                0.09
                                                     ____________  ____________
Earnings per common share
  (Notes B and E)                                          $0.42         $0.45
                                                     ============  ============


See accompanying notes.
                                      -4-

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                     ($ in thousands)
                                                         Three Months Ended
                                                     __________________________
                                                        July 1,       July 2,
                                                         1994          1993
                                                     ____________  ____________
Cash flows from operating activities:
  Net earnings                                       $    21,822   $    23,062
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       37,904        30,067
      Provision for losses on accounts receivable          3,983         2,573
      Changes in assets and liabilities, net of effects
       of acquisitions:
          Increase in assets                             (76,911)       (4,377)
          Increase in liabilities                         33,713        14,460
                                                     ____________  ____________

  Net cash provided by operating activities               20,511        65,785
                                                     ____________  ____________
Investing activities:
  Short-term investments                                               (42,274)
  Purchases of property, plant and equipment             (37,726)      (22,803)
  Purchased and internally developed software             (5,001)
  Acquisitions, net of cash acquired                      (9,228)         (500)
  Other investing cash flows                              (9,275)       (4,235)
                                                     ____________  ____________

  Net cash used in investing activities                  (61,230)      (69,812)
                                                     ____________  ____________
Financing activities:
  Paydown of commercial paper, net                      (113,474)
  Borrowings (paydowns) under lines of credit, net        25,651        (2,021)
  Proceeds from term debt issuance                       150,000
  Payment of outsourcing financing                      (114,403)
  Proceeds from exercise of stock options                  2,793         2,060
  Other financing cash flows                               2,502        (1,048)
                                                     ____________  ____________

  Net cash used in financing activities                  (46,931)       (1,009)
                                                     ____________  ____________

Net decrease in cash and cash equivalents                (87,650)       (5,036)

Cash and cash equivalents at beginning of year           126,820       111,477
                                                     ____________  ____________

Cash and cash equivalents at end of period           $    39,170   $   106,441
                                                     ============  ============

See accompanying notes.
                                      -5-

                       COMPUTER SCIENCES CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 ($ in thousands except per share amounts)

(A) During April, 1994 the Company issued a 144A private placement of $150 million of fixed rate, term debt through its affiliate, CSC Enterprises, and paid down approximately $150 million of CSC Enterprises' commercial paper. The commercial paper program remains in use, supported by $250 million of standby credit agreements entered into by CSC Enterprises and guaranteed by the Company.

(B) On December 6, 1993, the Company's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend on the Company's common stock, with no change in par value. The dividend was distributed January 13, 1994 to shareholders of record as of December 22, 1993. All per share amounts contained in the statements of income and the accompanying notes are based on the new number of shares. No other dividends were paid or declared during the periods presented. There were 50,952,702 shares at July 1, 1994 and 50,807,452 shares at April 1, 1994 of $1.00 par value common stock issued with 205,631 and 201,752 shares, respectively, of treasury stock.

(C) Interest, net consists of the following:

                          1st Quarter Ended
                        -----------------------
                         July 1,        July 2,
                          1994           1993
                        --------       --------
    Interest income     $  (812)       $(1,705)
    Interest expense      6,234          4,314
                        --------       --------
    Total               $ 5,422        $ 2,609
                        ========       ========

(D) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 3, 1993. The cumulative financial statement effect of adopting SFAS No. 109 was to increase the Company's net earnings by $4.9 million, or $0.09 per share for the quarter ended July 2, 1993, adjusted for the stock split described in Note B.












(E) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 52,192,000 and 50,733,000 respectively, for the quarters ended July 1, 1994, and July 2, 1993 (see Part II - Exhibit 11). These share amounts reflect the stock split described in Note B above.

(F) Cash payments for interest on indebtedness were $2,185 and $5,025, respectively, for the quarters ended July 1, 1994, and July 2, 1993. Cash payments for taxes on income were $9,131 and $13,247, respectively, for the quarters ended July 1, 1994, and July 2, 1993.

(G) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.








































                   MANAGEMENT'S  DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     First Quarter of Fiscal 1995 Versus First Quarter of Fiscal 1994


Revenues

During the quarter ended July 1, 1994, the Company's total revenues of $738.1 million increased 21.4%, or $130 million, over the same period last year. Federal revenue totaled $328.4 million, up 10.1% from last year's $298.3 million due principally to the acquisition during December, 1993 of Atlantic Research Corporation's Professional Services Group (PSG). Commercial revenue of $264.9 million from domestic operations rose 6.9% from $247.7 million last year, reflecting continued growth in the Company's consulting and systems integration services. International revenue increased 133% to $144.8 million reflecting the commencement of the Company's major outsourcing contract with British Aerospace (BAe), the acquisition of Computer Sciences Australia (CSA) during November, 1993 and other revenue growth.

The Company has been awarded approximately $1.2 billion of federal business during the first quarter of the current fiscal year, including an 8-year, $1.045 billion contract from NASA.

Costs and Expenses

As a percentage of revenue, costs of services were 79.1% for the quarter ended July 1, 1994, improving on the 80.9% for the same quarter last year. The improvement is mainly the result of improvements in domestic outsourcing and European operations, as well as a continuing change in the Company's business "mix," with a larger portion of the Company's business coming from outsourcing activities, where costs of services by this measure are lower than the Company's overall average.

Selling, general and administrative expenses increased to $76 million for the quarter ended July 1, 1994, up from $52.7 million for the same period last year. Of the increase, over half relates to the Company's international consulting and outsourcing business, where revenues more than doubled. The remainder of the increase relates to the Company's U.S. commercial consulting and outsourcing activities. The Company's depreciation and amortization expense increased to $37.9 million for the current quarter, up from $30.1 million last year. The increase is primarily the result of the BAe contract and CSA acquisition.

Net interest expense increased to $5.4 million for the current quarter from $2.6 million for the same quarter last year. The increase is due to both decreased interest income and increased interest expense as cash on hand and increased borrowings were used to supplement cash flows from operations to fund the purchase of outsourcing assets for BAe and to acquire CSA and PSG since the first quarter of fiscal 1994.




Income Before Taxes

Income before taxes was $35.2 million, up $5.3 million or 17.7% over last year's first quarter, reflecting the revenue growth achieved, offset somewhat by the increase in selling, general and administrative expenses, as described above.

Net Earnings

Net earnings were $21.8 million for the quarter ended July 1, 1994, up $3.7 million or 20.2% over the same quarter last year, before the cumulative effect of an accounting change for income taxes. The effective tax rate was 38.0%, versus 39.25% for the same quarter last year. The lower tax rate reflects the reduction of European tax losses which the Company was unable to offset against taxable income elsewhere as compared to the same period last year. During the third quarter of fiscal 1994, CSC's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend, and the additional shares were distributed January 13, 1994. This year's first quarter earnings per share were 42 cents compared to 36 cents for last year's first quarter before the cumulative effect of the accounting change, on a greater number of shares outstanding.

During the first quarter of fiscal 1994, the Company adopted
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and recognized a resulting gain of $4.9 million, or 9 cents per share adjusted for the split.

Cash Flows

Cash flows from operating activities were $20.5 million for the quarter ended July 1, 1994, compared to $65.8 million during the same period last year. The lower operating cash flow is mainly the result of higher accounts receivable on the Company's federal business and the BAe contract initiated during the quarter, partially offset by higher income taxes payable and other factors.

The Company's cash outflows for investing activities were $61.2 million for the current quarter versus $69.8 million during the first quarter of last year. The slightly lower outflow reflects higher property, acquisition and other investments, offset by an absence of short-term investment purchases.

Cash used in financing activities was $46.9 million for the quarter versus $1 million during the same period last year. Current quarter activity includes the payment of $114 million of BAe outsourcing financing. Additionally, a $150 million 144A private placement of fixed-rate, term debt was issued by CSC Enterprises, an affiliate of the Company and was used largely to repay commercial paper borrowings.






Financial Condition

The Company's leverage increased during the first quarter of fiscal 1995, as reflected by a debt-to-total-capitalization ratio of 31% at July 1, 1994, versus 29% at the prior fiscal year-end. The increase in leverage reflects the Company's use of additional debt to partially finance the purchase of outsourcing assets for BAe and the acquisitions of CSA and PSG.


The overall level of cash and short-term investments decreased from $127 million to $39 million. As explained under "Cash
Flows" above, this decrease is primarily the result of the payment of $114 million of BAe outsourcing financing.

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


Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    Exhibit No. 11 - Calculation of Earnings Per Share

    Exhibit No. 28 - Additional Exhibits
         (i) Revenues by Market Sector

b.  Reports on Form 8-K:

    There were no Form 8-K reports filed for the first quarter of fiscal 1995.










































                                                                    EXHIBIT 11
                              COMPUTER SCIENCES CORPORATION

                            CALCULATION OF EARNINGS PER SHARE
                        (In thousands except earnings per share)
                                                          Three Months Ended
                                                    ___________________________

                                                        July 1        July 2
                                                         1994          1993
                                                    _____________   ___________
Net earnings before cumulative
  effect of accounting change                       $     21,822  $     18,192
Cumulative effect of accounting
  change for income taxes                                                4,900
                                                    _____________ _____________

Net earnings                                        $    $21,822  $    $23,092
                                                    ============= =============
Shares *:
 Weighted average shares
   outstanding                                            50,700        50,458
 Common stock equivalents                                  1,492           275
                                                      ___________   ___________
   Total for primary and fully
   diluted calculation                                    52,192        50,733
                                                      ===========   ===========
Earnings Per Share *:
 Earnings per common share
   before cumulative effect
   of accounting change                                    $0.42         $0.36
 Cumulative effect of accounting
   change for income taxes                                                0.09
                                                      ___________   ___________

   Primary and fully diluted**                             $0.42         $0.45
                                                      ===========   ===========


* All share and per share amounts include the effect of the stock split described in Note B of the accompanying financial statements.

** The fully diluted calculation is submitted in accordance with Regulation
   S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.






                                      -12-

                                                                    EXHIBIT 28
                              COMPUTER SCIENCES CORPORATION

                                REVENUES BY MARKET SECTOR
                                     ($ in millions)
                                 Fiscal Period Ended          % of Total
                            ___________ ___________   ___________   ___________

                               July 1      July 2       July 1        July 2
                                1994        1993         1994          1993
                            ___________ ___________   ___________   ___________
First Quarter

U.S. Federal Government:
     Department of Defense  $    189.9  $    174.1            26 %          29 %
     NASA                         60.7        53.1             8             9
     Civil agencies               77.8        71.1            10            11
                            ___________ ___________   ____________  ____________

          Total                  328.4       298.3            44            49
                            ___________ ___________   ____________  ____________
Commercial:
     Domestic                    264.9       247.7            36            41
     International               144.8        62.1            20            10
                            ___________ ___________   ____________  ____________

          Total                  409.7       309.8            56            51
                            ___________ ___________   ____________  ____________

Total revenues              $    738.1  $    608.1           100 %         100 %
                            =========== ===========   ============  ============























                                      -13-

                                Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COMPUTER SCIENCES CORPORATION

                             Registrant



Date:   August 10, 1995      By:/s/Denis M. Crane
                                   Denis M. Crane
                            Vice President and Controller
                              Chief Accounting Officer