Form 10-Q
period 1994-09-30
COMPUTER SCIENCES CORP
filed 1994-11-14
CIK 23082

Form 10-Q




                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



                     QUARTER ENDED SEPTEMBER 30, 1994

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

50,857,874 shares of Common Stock, $1.00 par value, were outstanding on September 30, 1994.

                       COMPUTER SCIENCES CORPORATION

                            Index to Form 10-Q


                                                         Page
Number


Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
         September 30, 1994 and April 1, 1994                  3

      Consolidated Condensed Statements of Income -
         Second quarter and six months ended
         September 30, 1994 and October 1, 1993                4

      Consolidated Condensed Statements of Cash Flows -
        Six months ended September 30, 1994 and
        October 1, 1993                                        5

      Notes to Consolidated Condensed Financial Statements     6

      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    8


Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K               11

      Exhibit 11 - Calculation of Earnings Per Share          12

      Exhibit 27 - Financial Data Schedule                    13

      Exhibit 28 - Additional Information - Revenues
                  by Market Sector                            14


Signatures                                                    15

                              PART I. FINANCIAL INFORMATION
                              COMPUTER SCIENCES CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                    ($ in thousands)
                                        ASSETS
                                                      Sept. 30,     April 1,
                                                        1994          1994
                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $13,396     $126,820
  Receivables                                          742,323      665,253
  Prepaid expenses and other assets                     84,309       65,046
                                                     __________   __________
      Total current assets                             840,028      857,119
                                                     __________   __________
PROPERTY AND EQUIPMENT, at cost                        757,617      695,796
  Less-Accumulated depreciation and amortization       342,106      302,760
                                                     __________   __________
      Net property and equipment                       415,511      393,036
                                                     __________   __________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                     348,931      324,145
OTHER ASSETS                                           240,243      232,080
                                                     __________   __________
                                                    $1,844,713 $  1,806,380

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                      $96,514      $17,772
  Current maturities of long-term debt                   6,629       32,685
  Accounts payable                                     105,244      228,674
  Accrued payroll and related costs                    137,302      128,478
  Other accrued expenses                               175,359      175,005
  Advance contract payments                             30,083       24,454
  Income taxes payable                                  45,673       54,176
                                                     __________   __________
      Total current liabilities                        596,804      661,244
                                                     __________   __________
LONG-TERM DEBT, NET                                    311,314      273,344
                                                     __________   __________
OTHER LONG-TERM LIABILITIES                             71,667       66,112
                                                     __________   __________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share        51,070       50,807
  Other stockholders' equity                           813,858      754,873
                                                     __________   __________
      Total stockholders' equity                       864,928      805,680
                                                     __________   __________
                                                     1,844,713    1,806,380

See accompanying notes.            - 3 -

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                        ($ in thousands except earnings per share)

                                Second Quarter Ended    Six Months Ended
                              _____________________  _______________________
                              Sept. 30,    Oct. 1,    Sept. 30,     Oct. 1,
                                1994        1993        1994         1993
                              _________   _________  __________   __________
Revenues                      $788,486    $622,310  $1,526,631   $1,230,406
                              _________   _________  __________   __________

Costs of services              631,878     507,750   1,215,539    1,000,561

Selling, general and
  administrative                74,134      50,807     150,096      103,519

Depreciation and amortization   39,928      30,010      77,832       60,077

Interest, net  (Note B)          5,573       2,353      10,995        4,962
                               _________   _________  __________   __________
Total costs and expenses       751,513     590,920   1,454,462    1,169,119
                              _________   _________  __________   __________

Income before taxes             36,973      31,390      72,169       61,287

Taxes on income                 14,050      13,123      27,424       24,858
                              _________   _________  __________   __________
Net earnings before cumulative
  effect of accounting change   22,923      18,267      44,745       36,429
Cumulative effect of accounting
  change for income taxes
  (Note C)                                                            4,900
                              _________   _________  __________   __________
Net earnings                   $22,923     $18,267     $44,745      $41,329
                              =========   =========  ==========   ==========
Earnings per common share
  before cumulative effect
  of accounting change           $0.44       $0.36       $0.86        $0.72
Cumulative effect of accounting
  change for income taxes
  (Note C)                                                             0.09
                              _________   _________  __________   __________
Earnings per common share
  (Notes A and D)                $0.44       $0.36       $0.86        $0.81
                              =========   =========  ==========   ==========





See accompanying notes.
                                   - 4 -

                              COMPUTER SCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                     ($ in thousands)
                                                        Six Months Ended
                                                     __________   __________
                                                      Sept. 30,     Oct. 1,
                                                        1994         1993
                                                     __________   __________
Cash flows from operating activities:
  Net earnings                                         $44,745      $41,329
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                     77,831       60,077
      Provision for losses on accounts receivable        7,067        2,952
      Changes in assets and liabilities, net of effects
       of acquisitions:
          Increase in assets                          (110,269)     (11,642)
          Decrease in liabilities                       (4,740)      (8,088)
                                                     __________   __________
  Net cash provided by operating activities             14,634       84,628
                                                     __________   __________
Investing activities:
  Short-term investments                                            (18,281)
  Purchase of property, plant and equipment            (81,659)     (55,855)
  Purchased and internally developed software           (8,445)     (11,040)
  Acquisitions, net of cash acquired                   (15,485)      (3,737)
  Other investing cash flows                            (8,572)       4,523
                                                     __________   __________
  Net cash used in investing activities               (114,161)     (84,390)
                                                     __________   __________
Financing activities:
  Paydown of commercial paper, net                     (51,928)
  Borrowings under lines of credit, net                 29,419        3,006
  Proceeds from term debt issuance                     150,000
  Payment of outsourcing financing                    (114,403)
  Principal payments on long-term debt                 (39,638)      (9,521)
  Proceeds from exercise of stock options                6,640        7,897
  Other financing cash flows                             6,013         (160)
                                                     __________   __________
  Net cash (used in) provided by financing activities  (13,897)       1,222
                                                     __________   __________

Net (decrease) increase in cash and cash equivalents  (113,424)       1,460

Cash and cash equivalents at beginning of year         126,820      111,477
                                                     __________   __________
Cash and cash equivalents at end of period             $13,396     $112,937
                                                     ==========   ==========




See accompanying notes.            - 5 -

                            COMPUTER SCIENCES CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 ($ in thousands except per share amounts)


(A) On December 6, 1993, the Company's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend on the Company's common stock, with no change in par value. The dividend was distributed January 13, 1994 to shareholders of record as of December 22, 1993. All per share amounts contained in the statements of income and the accompanying notes are based on the new number of shares. No other dividends were paid or declared during the periods presented. There were 51,070,202 shares at September 30, 1994 and 50,807,452 shares at April 1, 1994 of $1.00 par value common stock issued with 212,328 and 201,752 shares, respectively, of treasury stock.

(B)  Interest, net consists of the following:

                       2nd Quarter Ended         Six Months Ended
                     ---------------------     ---------------------
                      Sept. 30,    Oct. 1,      Sept. 30,    Oct. 1,
                        1994        1993          1994        1993
                      --------    --------     ---------    --------
     Interest income   $  (481)   $ (1,684)     $ (1,293)   $ (3,389)
     Interest expense    6,054       4,037        12,288       8,351
                      ---------   --------      ---------   ---------
     Total             $ 5,573    $  2,353      $ 10,995    $  4,962
                      =========   ========      =========   =========

(C) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 3, 1993. The cumulative financial statement effect of adopting SFAS No. 109 was to increase the Company's net earnings by $4.9 million, or $0.09 per share for the quarter ended July 2, 1993, adjusted for the stock split described in Note A.

(D) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 52,247,000 and 50,988,000 respectively, for the six months ended September 30, 1994, and October 1, 1993 (see Part II - Exhibit 11). These share amounts reflect the stock split described in Note A above.

(E) Cash payments for interest on indebtedness were $7,261 and $9,339, respectively, for the six months ended September 30, 1994, and October 1, 1993. Cash payments for taxes on income were $32,765 and $36,265, respectively, for the six months ended September 30, 1994, and October 1, 1993.

(F) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     Second Quarter of Fiscal 1995 Versus Second Quarter of Fiscal 1994


Revenues

During the quarter ended September 30, 1994, the Company's total revenues of $788.5 million increased 26.7%, or $166.2 million, over the same period last year. Federal revenue totaled $371.7 million, up 25.8% from last year's $295.5 million due to the acquisition during December, 1993 of Atlantic Research Corporation's Professional Services Group (PSG) and the commencement since the prior year second quarter of a number of contracts, including the provision of information systems support to NASA Marshall Space Flight Center.

Commercial revenue from domestic operations was $262.3 million for the second quarter versus $261.8 million for the prior year quarter, with growth in consulting revenues offset by the continuing phaseout of certain claims processing activities and a slight decrease in outsourcing revenues from existing outsourcing contracts as service efficiencies were achieved. International revenue increased to $154.5 million from $65 million reflecting the commencement of the Company's outsourcing contract with British Aerospace (BAe) during April, 1994, the acquisition of Computer Sciences Australia (CSA) during November, 1993 and other revenue growth.

During the current fiscal year, the Company has been awarded approximately $1.4 billion of federal business, including the Marshall Space Flight Contract mentioned above. The Company has also been awarded $425 million of commercial outsourcing contracts.

Costs and Expenses

As a percentage of revenue, costs of services were 80.1% for the quarter ended September 30, 1994, versus 81.8% for the same quarter last year. The improvement was widespread, with the largest benefit achieved in the Company's European operations.

Selling, general and administrative expenses increased to $74.1 million for the quarter ended September 30, 1994, up from $50.8 million for the same period last year. The largest increases were in the Company's European, Federal and U.S. consulting businesses where revenue growth was also strongest.

The Company's depreciation and amortization expense increased to $39.9 million for the current quarter, up from $30 million last year. The increase is primarily the result of the BAe contract and PSG and CSA acquisitions, as well as other internal business growth.

Net interest expense increased to $5.6 million for the current quarter from $2.4 million for the same quarter last year. The increase is due to both decreased interest income and increased interest expense as cash on hand and increased borrowings were used to supplement cash flows from operations. The increased borrowings helped to fund the purchase of outsourcing assets from BAe and to acquire CSA and PSG during the second half of fiscal 1994.

Income Before Taxes

Income before taxes was $37 million, up $5.6 million or 17.8% over last year's second quarter, reflecting the revenue growth achieved, offset somewhat by the higher selling, general and administrative expenses and net interest expense described above.

Net Earnings

Net earnings were $22.9 million for the quarter ended September 30, 1994, up $4.7 million or 25.5% over the same quarter last year.
The effective tax rate was 38.0%, versus 41.8% for the prior period. The higher rate for fiscal 1994 is principally related to the passage of federal income tax legislation during August, 1993. The cumulative effect of the tax legislation was recorded in the second quarter of fiscal 1994, the quarter in which the tax law changes occurred.

During the third quarter of fiscal 1994, CSC's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend, and the additional shares were distributed January 13, 1994. This year's second quarter earnings per share were 44 cents compared to 36 cents for last year's second quarter, on a greater number of shares outstanding.


Cash Flows

Cash flows from operating activities were $14.6 million for the six months ended September 30, 1994, compared to $84.6 million during the same period last year. The lower operating cash flow is mainly the result of higher accounts receivable and other current assets related to the Company's Federal business.

The Company's cash outflows for investing activities were $114.2 million for the six months versus $84.4 million during the same period last year. The higher outflow reflects greater purchases of property, plant and equipment in keeping with company growth, particularly in the asset-intensive area of information technology outsourcing. The Company also had greater acquisition-related expenditures for this period than in the prior year. These factors were partially offset by an absence of short-term investment purchases during the period compared to last year.

Cash used in financing activities was $13.9 million for the six months versus cash provided of $1.2 million during the same period last year. Year-to-date activity includes the payment of $114 million of BAe outsourcing financing. Additionally, a $150 million private placement of fixed-rate, term debt was issued by CSC Enterprises, an affiliate of the Company and was used partially to repay commercial paper borrowings.

Financial Condition

During the first six months of fiscal 1995, the Company's capital needs included $114 million for the payment related to the BAe outsourcing contract and $115 million for additional working capital. These needs were met by the use of existing cash and additional debt. As a result of the additional borrowing, the Company's debt-to-total-capitalization ratio increased to 32% at September 30, 1994, versus 29% at the prior fiscal year-end.

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

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 28 - Additional Exhibits
               (i) Revenues by Market Sector

          b.   Reports on Form 8-K:

               There were no Form 8-K reports filed for the second quarter of fiscal 1995.

                                                                  EXHIBIT 11
                              COMPUTER SCIENCES CORPORATION

                            CALCULATION OF EARNINGS PER SHARE
                        (In thousands except earnings per share)
                                Second Quarter Ended     Six Months Ended
                              _____________________  _______________________
                              Sept. 30,    Oct. 1,    Sept. 30,     Oct. 1,
                                1994        1993        1994         1993
                              _________   _________  __________   __________
Net earnings before cumulative
  effect of accounting change  $22,923     $18,267     $44,745      $36,429
Cumulative effect of accounting
  change for income taxes            0           0           0        4,900
                              _________   _________  __________   __________
Net earnings                   $22,923     $18,267     $44,745      $41,329
                              =========   =========  ==========   ==========
Shares:
 Weighted average shares
   outstanding                  50,821      50,123      50,760       50,015
 Common stock equivalents        1,495       1,111       1,487          973
                              _________   _________  __________   __________
   Total for primary and fully diluted
   calculation                  52,316      51,234      52,247       50,988

Earnings Per Share*:
 Earnings per common share before
  cumulative effect of
  accounting change              $0.44       $0.36       $0.86        $0.72
 Cumulative effect of accounting
   change for income taxes                                             0.09
                              _________   _________  __________   __________
   Primary and fully diluted**   $0.44       $0.36       $0.86        $0.81
                              =========   =========  ==========   ==========




* All shares and per share amounts include the effect of the stock split described in Note A of the accompanying financial statements.

** The fully diluted calculation is submitted in accordance with Regulation
   S-K item 601 (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.









                                   - 12 -

[TYPE]            EX-27
[DESCRIPTION]     ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE]                 5
[MULTIPLIER]          1,000

[FISCAL-YEAR-END]                                    MAR-31-1995
[PERIOD-START]                                       APR-2-1994
[PERIOD-END]                                         SEP-30-1994
[PERIOD-TYPE]                                        6-MOS
[CASH]                                                  13,396
[SECURITIES]                                                 0
[RECEIVABLES]                                          773,072
[ALLOWANCES]                                            30,749
[INVENTORY]                                                  0
[CURRENT-ASSETS]                                       840,028
[PP&E]                                                 757,617
[DEPRECIATION]                                         342,106
[TOTAL-ASSETS]                                       1,844,713
[CURRENT-LIABILITIES]                                  596,804
[BONDS]                                                311,314
[PREFERRED-MANDATORY]                                        0
[PREFERRED]                                                  0
[COMMON]                                                51,070
[OTHER-SE]                                             813,858
[TOTAL-LIABILITY-AND-EQUITY]                         1,844,713
[SALES]                                                      0
[TOTAL-REVENUES]                                     1,526,631
[CGS]                                                        0
[TOTAL-COSTS]                                        1,215,539
[OTHER-EXPENSES]                                        77,832
[LOSS-PROVISION]                                         7,067
[INTEREST-EXPENSE]                                      10,995
[INCOME-PRETAX]                                         72,169
[INCOME-TAX]                                            27,424
[INCOME-CONTINUING]                                     44,745
[DISCONTINUED]                                               0
[EXTRAORDINARY]                                              0
[CHANGES]                                                    0
[NET-INCOME]                                            44,745
[EPS-PRIMARY]                                             0.86
[EPS-DILUTED]                                             0.86















                                    -13-

                                                                  EXHIBIT 28
                              COMPUTER SCIENCES CORPORATION

                                REVENUES BY MARKET SECTOR
                                     ($ in millions)
                                 Fiscal Period Ended         % of Total
                              _________  __________  __________   __________
                              Sept. 30,    Oct. 1,    Sept. 30,      Oct. 1,
                                1994         1993       1994          1993
                              _________   _________  __________   __________
Second Quarter

U.S. Federal Government:
     Department of Defense      $210.7      $177.5          27 %         29 %
     NASA                         77.4        55.5          10            9
     Civil agencies               83.6        62.5          10           10
                              _________   _________  ___________  ___________
          Total                  371.7       295.5          47           48
                              _________   _________  ___________  ___________
Commercial:
     Domestic                    262.3       261.8          33           42
     International               154.5        65.0          20           10
                              _________   _________  ___________  ___________
          Total                  416.8       326.8          53           52
                              _________   _________  ___________  ___________

Total revenues                  $788.5      $622.3         100 %        100 %
                              =========   =========  ===========  ===========
Six Months

U.S. Federal Government:
     Department of Defense      $400.6      $351.6          26  %        29 %
     NASA                        138.1       108.6           9            9
     Civil agencies              161.4       133.6          10           11
                              _________   _________  __________   __________
          Total                  700.1       593.8          45           49
                              _________   _________  __________   __________
Commercial:
     Domestic                    527.2       509.5          35           41
     International               299.3       127.1          20           10
                              _________   _________  __________   __________
          Total                  826.5       636.6          55           51
                              _________   _________  __________   __________

Total revenues                $1,526.6    $1,230.4         100  %       100 %
                              =========   =========  ==========   ==========








                                 - 14 -

                                Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COMPUTER SCIENCES CORPORATION

                             Registrant



Date:   November 10, 1994    By:/s/Denis M. Crane
                                   Denis M. Crane
                            Vice President and Controller
                              Chief Accounting Officer