Form 10-Q/A
period 1994-09-30
COMPUTER SCIENCES CORP
filed 1995-01-04
CIK 23082

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

                       COMPUTER SCIENCES CORPORATION

                            Index to Form 10-Q


                                                          Page
                                                         Number


Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
         September 30, 1994 and April 1, 1994                  3

      Consolidated Condensed Statements of Income -
         Second quarter and six months ended
         September 30, 1994 and October 1, 1993                4

      Consolidated Condensed Statements of Cash Flows -
        Six months ended September 30, 1994 and
        October 1, 1993                                        5

      Notes to Consolidated Condensed Financial Statements     6

      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    8


Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K               11

Signatures                                                    12

Exhibits:
      Exhibit 11 - Calculation of Earnings Per Share

      Exhibit 27 - Financial Data Schedule

      Exhibit 28 - Additional Information - Revenues
                   by Market Sector

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