Form 10-Q
period 1994-12-30
COMPUTER SCIENCES CORP
filed 1995-02-10
CIK 23082

Form 10-Q




		   SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C. 20549




	       Quarterly Report Under Section 13 or 15(d)
		 of the Securities Exchange Act of 1934



		     QUARTER ENDED DECEMBER 30, 1994

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

     50,990,834 shares of Common Stock, $1.00 par value, were outstanding on December 30, 1994.

		     COMPUTER SCIENCES CORPORATION

			  Index to Form 10-Q


							     Page
							    Number


Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
	 December 30, 1994 and April 1, 1994                   3

      Consolidated Condensed Statements of Income -
	 Third quarter and nine months ended
	 December 30, 1994 and December 31, 1993               4

      Consolidated Condensed Statements of Cash Flows -
	 Nine months ended December 30, 1994 and
	 December 31, 1993                                     5

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

			       PART I. FINANCIAL INFORMATION
			       COMPUTER SCIENCES CORPORATION
			  CONSOLIDATED CONDENSED BALANCE SHEETS
				     ($ in thousands)
					 ASSETS
						       Dec. 30,      April 1,
							 1994          1994
						      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $28,479      $126,820
  Receivables                                            802,365       665,253
  Prepaid expenses and other current assets               85,005        65,046
						      ___________   ___________
      Total current assets                               915,849       857,119
						      ___________   ___________
PROPERTY AND EQUIPMENT, at cost                          809,253       695,796
  Less-Accumulated depreciation and amortization         364,600       302,760
						      ___________   ___________
      Net property and equipment                         444,653       393,036
						      ___________   ___________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                       360,139       324,145
OTHER ASSETS                                             239,485       232,080
						      ___________   ___________
						      $1,960,126    $1,806,380

		       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                       $169,176       $17,772
  Current maturities of long-term debt                    10,373        32,685
  Accounts payable                                       105,120       228,674
  Accrued payroll and related costs                      147,555       128,478
  Other accrued expenses                                 169,765       175,005
  Advance contract payments                               29,132        24,454
  Income taxes payable                                    50,469        54,176
						      ___________   ___________
      Total current liabilities                          681,590       661,244
						      ___________   ___________
LONG-TERM DEBT, NET                                      309,009       273,344
						      ___________   ___________
OTHER LONG-TERM LIABILITIES                               71,326        66,112
						      ___________   ___________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share          51,205        50,807
  Other stockholders' equity                             846,996       754,873
						      ___________   ___________
      Total stockholders' equity                         898,201       805,680
						      ___________   ___________
						      $1,960,126    $1,806,380

See accompanying notes.               -3-

			       COMPUTER SCIENCES CORPORATION

		  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
			($ in thousands except earnings per share)

				 Third Quarter Ended     Nine Months Ended
			       _____________________  _________________________
			       Dec. 30,    Dec. 31,    Dec. 30,      Dec. 31,
				 1994        1993        1994          1993
			       _________   _________  ___________   ___________
Revenues                       $827,901    $621,361   $2,354,532    $1,851,767
			       _________   _________  ___________   ___________

Costs of services               661,815     494,176    1,877,354     1,494,737

Selling, general and
  administrative                 73,471      56,121      223,567       159,640

Depreciation and amortization    41,812      33,292      119,644        93,369

Interest, net  (Note B)           7,475       2,811       18,470         7,773
			       _________   _________  ___________   ___________
Total costs and expenses        784,573     586,400    2,239,035     1,755,519
			       _________   _________  ___________   ___________

Income before taxes              43,328      34,961      115,497        96,248

Taxes on income                  16,580      13,285       44,004        38,143
			       _________   _________  ___________   ___________
Net earnings before cumulative
  effect of accounting change    26,748      21,676       71,493        58,105
Cumulative effect of accounting
  change for income taxes
  (Note C)                                                               4,900
			       _________   _________  ___________   ___________
Net earnings                    $26,748     $21,676      $71,493       $63,005
			       =========   =========  ===========   ===========
Earnings per common share
  before cumulative effect
  of accounting change            $0.51       $0.42        $1.37         $1.14
Cumulative effect of accounting
  change for income taxes
  (Note C)                                                                0.09
			       _________   _________  ___________   ___________
Earnings per common share
  (Notes A and D)                 $0.51       $0.42        $1.37         $1.23
			       =========   =========  ===========   ===========





See accompanying notes.
				      -4-

			       COMPUTER SCIENCES CORPORATION

		  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
				      ($ in thousands)
							 Nine Months Ended
						      _________________________
						       Dec. 30,       Dec.31,
							 1994          1993
						      ___________   ___________
Cash flows from operating activities:
  Net earnings                                           $71,493       $63,005
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                      119,644        93,369
      Provision for losses on accounts receivable         11,436         5,085
      Changes in assets and liabilities, net of
       effects of acquisitions:
	  Increase in assets                            (170,974)      (27,203)
	  Decrease in liabilities                         (4,807)      (10,735)
						      ___________   ___________
  Net cash provided by operating activities               26,792       123,521
						      ___________   ___________
Investing activities:
  Short-term investments                                                18,229
  Purchase of property, plant and equipment             (149,289)      (89,799)
  Purchased and internally developed software            (12,190)      (24,123)
  Acquisitions, net of cash acquired                     (22,159)      (96,750)
  Other investing cash flows                              (4,158)        2,570
						      ___________   ___________
  Net cash used in investing activities                 (187,796)     (189,873)
						      ___________   ___________
Financing activities:
  Paydown of commercial paper, net                        (1,941)
  Borrowings under lines of credit, net                   50,339         6,780
  Proceeds from term debt issuance                       150,000
  Payment of outsourcing financing                      (114,403)
  Principal payments on long-term debt                   (42,143)      (10,509)
  Proceeds from exercise of stock options                 11,858        13,337
  Other financing cash flows                               8,953            62
						      ___________   ___________
  Net cash provided by financing activities               62,663         9,670
						      ___________   ___________

Net decrease in cash and cash equivalents                (98,341)      (56,682)

Cash and cash equivalents at beginning of year           126,820       111,477
						      ___________   ___________
Cash and cash equivalents at end of period               $28,479       $54,795
						      ===========   ===========



See accompanying notes.
				      -5-

			  COMPUTER SCIENCES CORPORATION

		NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
		     ($ in thousands except per share amounts)


(A) On December 6, 1993, the Company's Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend on the Company's common stock, with no change in par value. The dividend was distributed January 13, 1994 to shareholders of record as of December 22, 1993. All per share amounts contained in the statements of income and the accompanying notes are based on the new number of shares. No other dividends were paid or declared during the periods presented. There were 51,204,677 shares at December 30, 1994 and 50,807,452 shares at April 1, 1994 of $1.00 par value common stock issued with 213,843 and 201,752 shares, respectively, of treasury stock.

(B)     Interest, net consists of the following:

			3rd Quarter Ended      Nine Months Ended
			------------------     ------------------
			Dec 30,    Dec 31,     Dec 30,    Dec 31,
			  1994       1993        1994       1993
			--------  --------     --------  --------
     Interest income    $  (401)  $(1,756)     $(1,694)  $(5,145)
     Interest expense     7,876     4,567       20,164    12,918
			--------  --------     --------  --------
     Total              $ 7,475   $ 2,811      $18,470   $ 7,773
			========  ========     ========  ========

(C) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 3, 1993. The cumulative financial statement effect of adopting SFAS No. 109 was to increase the Company's net earnings by $4.9 million, or $0.09 per share for the quarter ended July 2, 1993.

(D) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 52,334,000 and 51,186,000 respectively, for the nine months ended December 30, 1994, and December 31, 1993 (see Part II - Exhibit 11).

(E) Cash payments for interest on indebtedness were $17,034 and $13,799, respectively, for the nine months ended December 30, 1994, and December 31, 1993. Cash payments for taxes on income were $38,769 and $44,502, respectively, for the nine months ended December 30, 1994, and December 31, 1993.

(F) During the second quarter, the Company, through its affiliate, CSC Enterprises, renewed the credit agreements which provide standby support for its commercial paper program. The new standby agreements expire during September 1995 and September 1998 in the amounts of $100 million and $150 million, respectively. In accordance with the standby agreements in place, on December 30, 1994, $100 million of commercial paper was classified as short-term debt, versus none on April 1, 1994.

(G) Several items arose subsequent to the end of the fiscal quarter. The Company has entered into an outsourcing agreement with Hughes Aircraft Company ("Hughes") effective January 28, 1995. The Company estimates that this agreement will generate an additional $1.3 billion of revenue over its initial eight-year term. On January 2, 1995, the Company acquired a majority interest in Ploenzke AG, a German computer services firm with annual revenues of approximately $170 million. On January 3, 1995, the Company borrowed $100 million to fund the acquisition of certain assets under the Hughes outsourcing agreement and the acquisition of Ploenzke AG. On January 13, 1995, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of 4 million shares of its common stock. The proceeds from the sale will be added to the general funds of the Company and will be used for general corporate purposes. Pending such application, the Company intends to use the proceeds to reduce indebtedness temporarily and invest in short-term instruments.

(H) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
	      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      Third Quarter of Fiscal 1995 Versus Third Quarter of Fiscal 1994


Revenues

During the quarter ended December 30, 1994, the Company's total revenues of $827.9 million increased 33.2%, or $206.5 million, over the same period last year. Federal revenue totaled $367.8 million, up 29.6% from last year's $283.8 million due to the acquisition during December, 1993 of Atlantic Research Corporation's Professional Services Group (PSG) and the commencement since the prior year third quarter of a number of contracts, including the provision of information systems support to the NASA Marshall Space Flight Center.

Commercial revenue from domestic operations was $285 million for the third quarter versus $255.4 million for the prior year quarter, with growth in consulting revenues offset by a slight decrease in outsourcing revenues from existing outsourcing contracts as service efficiencies were achieved. International revenue increased to $175.1 million from $82.2 million reflecting the commencement of the Company's outsourcing contract with British Aerospace (BAe) during April, 1994, the acquisition of Computer Sciences Australia
(CSA) during November, 1993 and other revenue growth.

During the current fiscal year, the Company has been awarded federal contracts, including the Marshall Space Flight Contract mentioned above, that it estimates will generate approximately $1.5 billion of revenues over their terms, and commercial outsourcing contracts that will generate approximately $2 billion of revenues over their terms.

Costs and Expenses

As a percentage of revenue, costs of services were 79.9% for the quarter ended December 30, 1994, versus 79.5% for the same quarter last year. An increase for the Company's federal and U.S.
outsourcing operations was partially offset by improvements for other U.S. commercial and international activities.

Selling, general and administrative expenses increased to $73.5 million for the quarter ended December 30, 1994, up from $56.1 million for the same period last year. The largest increases were in the Company's outsourcing and consulting operations due to increased marketing and proposal costs as the Company pursued new business opportunities.

The Company's depreciation and amortization expense increased to $41.8 million for the current quarter, up from $33.3 million last year. The increase is primarily the result of the BAe contract and PSG and CSA acquisitions, as well as other internal business growth.

Net interest expense increased to $7.5 million for the current quarter from $2.8 million for the same quarter last year. The increase is due to both decreased interest income and increased interest expense as cash on hand and increased borrowings were used to supplement cash flows from operations. The increased borrowings helped to fund the purchase of outsourcing assets from BAe and to acquire CSA and PSG during the second quarter of fiscal 1994.

Income Before Taxes

Income before taxes was $43.3 million, up $8.4 million or 23.9% over last year's third quarter, reflecting the revenue growth achieved, offset somewhat by the growth in costs of services and higher net interest expense described above.

Net Earnings

Net earnings were $26.7 million for the quarter ended December 30, 1994, up $5.1 million or 23.4% over the same quarter last year. The effective tax rate was 38.3%, versus 38% for the prior period. Third quarter earnings per share were 51 cents, compared to 42 cents for the prior period, on a greater number of shares outstanding.

Cash Flows

Cash flows from operating activities were $26.8 million for the nine months ended December 30, 1994, compared to $123.5 million during the same period last year. The lower operating cash flow is mainly the result of higher accounts receivable and other current assets related to the Company's increased federal and international operations.

The Company's cash outflows for investing activities were $187.8 million for the nine months versus $189.9 million during the same period last year. Purchases of property, plant and equipment were higher, in keeping with company growth, particularly in the asset-intensive area of information technology outsourcing. There was also an absence of short-term investment purchases compared to last year. These factors were partially offset by lower acquisition-related expenditures.

Cash provided by financing activities was $62.7 million for the nine months versus $9.7 million during the same period last year. Year-to-date activity includes the payment of $114 million of BAe outsourcing financing. Additionally, a $150 million private placement of fixed-rate, term debt was issued by CSC Enterprises, an affiliate of the Company. The proceeds of this placement were initially used to repay commercial paper borrowings which have been subsequently re-borrowed.

Financial Condition

During the first nine months of fiscal 1995, the Company's capital needs included $114 million for the payment related to the BAe outsourcing contract and $176 million for additional working capital. These needs were met by the use of operating cash flow, existing cash and additional debt. As a result of the additional borrowing, the Company's debt-to-total-capitalization ratio increased to 35% at December 30, 1994, versus 29% at the prior fiscal year-end.

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

Subsequent Events

Several items arose subsequent to the end of the fiscal quarter. The Company has entered into an outsourcing agreement with Hughes Aircraft Company ("Hughes") effective January 28, 1995. The Company estimates that this agreement will generate an added $1.3 billion of revenue over its initial eight-year term, in addition to projected revenue of $200 million under the superseded pre-existing agreement with a Hughes affiliate. On January 2, 1995, the Company acquired a majority interest in Ploenzke AG, a German computer services firm with annual revenues of approximately $170 million. On January 3, 1995, the Company borrowed $100 million to fund the acquisition of certain assets under the Hughes outsourcing agreement and the acquisition of Ploenzke AG. On January 13, 1995, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of 4 million shares of its common stock. The proceeds from the sale will be added to the general funds of the Company and will be used for general corporate purposes. Pending such application, the Company intends to use the proceeds to reduce indebtedness temporarily and invest in short-term instruments.

Part II.        Other Information


Item 6. Exhibits and Reports on Form 8-K

		a.      Exhibits

			Exhibit No. 11 - Calculation of Earnings Per Share

			Exhibit 27 - Financial Data Schedule

			Exhibit No. 28 - Additional Exhibits
			(i) Revenues by Market Sector

		b.      Reports on Form 8-K:

			There were no Form 8-K's filed for the third quarter of fiscal 1995.

			There were two Form 8-K's filed subsequent to the third quarter of fiscal 1995. On January 19, 1995 the Company confirmed that William R. Hoover, chairman of the board of directors and chief executive officer, will retire March 31, 1995 from his role as chief executive officer. He will be succeeded by Van B. Honeycutt, the Company's president and chief operating officer.

			On January 20, 1995 the Company disclosed summarized results of operations for the third quarter of fiscal 1995, in connection with its registration statement for the sale of 4 million shares of its common stock filed with the Securities and Exchange Commission on Form S-3 on January 13, 1995.

				  Signatures



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



			     COMPUTER SCIENCES CORPORATION

			     Registrant



Date:   February 10, 1995    By:/s/Denis M. Crane
				   Denis M. Crane
			    Vice President and Controller
			      Chief Accounting Officer