Form 10-K/A
period 1994-09-30
COMPUTER SCIENCES CORP
filed 1995-03-21
CIK 23082

				   FORM 8

		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549





		      AMENDMENT TO APPLICATION OR REPORT
		  Filed pursuant to Section 12, 13 or 15(d) of
		     THE SECURITIES EXCHANGE ACT OF 1934


			COMPUTER SCIENCES CORPORATION


			      AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its fiscal year 1994 Annual Report on Form 10-K as set forth in the pages attached hereto:

Exhibit 99.3, to include as such exhibit pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the information, financial statements and exhibits required by Form 11-K with respect to the CSC Credit Services, Inc. Employee Savings Plan.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



					     COMPUTER SCIENCES CORPORATION
						     (Registrant)




Date:  March 17, 1995                 By:    \s\Denis M. Crane
										       Denis M. Crane
									       Vice President and Controller

			SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C.  20549




				    FORM 11-K
				  ANNUAL REPORT



			 Pursuant to Section 15(d) of the
			  Securities Exchange Act of 1934



		    For the Plan Year Ended September 30, 1994



			     CSC CREDIT SERVICES, INC.
			      EMPLOYEE SAVINGS PLAN



			  COMPUTER SCIENCES CORPORATION
			     2100 East Grand Avenue
			  El Segundo, California  90245

Item 1. Changes in the Plan

Effective July 1, 1994 amendments to the Plan include a modification to the definition of Plan compensation, the introduction of participant loans and an addition of an investment fund.


Item 2. Changes in Investment Policy

During the year a new investment fund was added to the Plan providing an opportunity for the participants to invest in a balanced portfolio of U.S. stocks, bonds and cash.

Item 3. Contributions Under the Plan

Employer contributions under the Plan are measured to the participants' contributions.

Item 4. Participating Employees

Approximately 814 employees participated in the Plan at September
30, 1994.

Item 5. Administration of the Plan

	(a) The Plan is administered by a Plan subcommittee Which consists of the following employees of CSC Credit Services, Inc., 652 North Belt,Houston, Texas 77060: Margaret A. Strnad, Director of Human Resources, Dwight L. Carmichael, Vice President, Finance & Administration, John L. Mote, Director of Communications.
	    The Plan subcommittee manages the Plan at the direction of the Plan Committee.

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

       (b) The Trustee receives no compensation from the Plan for its services. All expenses for administration of the Plan are paid by CSC Credit Services, Inc.

       (c) Texas Commerce Trust Company N.A., has the following insurance coverage:

	  (1) A Bankers Blanket Bond, Excess Fidelity Coverage and Excess Securities Coverage totaling $365,000,000, covers any losses due to employee dishonesty, burglary, robbery, theft, mysterious disappearance, and forged or counterfeit securities. The coverage also applies to losses of "property" in transit by armored car service companies, air courier companies, authorized bank employees, and "designated messengers".

	  (2) A Bankers Professional Liability Coverage totaling $30,000,000 covers trust errors and omissions.

	  (3) Primary and excess Fiduciary General Liability provides coverage totaling $200,000,000.

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

Item 8. Investment of Funds

Any fees incidental to the management of the investments of a particular investment fund are netted against the return of that fund when applied to the assets of the Plan.

Item 9. Financial Statements and Exhibits

	Description                                                Page No.

	(a)  Financial Statements:

	     Independent Auditors' Report                               F-1

	     Statements of Net Assets Available for Benefits -
		Combined Funds - September 30, 1994 and 1993            F-2

	     Statements of Changes in Net Assets Available for
	       Benefits - Combined Funds - for the years ended
	 September 30, 1994 and 1993                             F-3

	     Notes to Financial Statements                              F-4

	     Statements of Net Assets Available for Benefits
	       and Changes in Net Assets Available
	   for Benefits - by Fund - for the years
			ended September 30, 1994 and 1993                F-8 & F-9

	(b)  Exhibit:

	     Independent Auditors' Consent                              E-1




Pursuant to the requirements of the Securities Act of 1934, the Plan Committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.



					   CSC CREDIT SERVICES, INC.
					    EMPLOYEE SAVINGS PLAN




Date:  March 17, 1995                  By: /S/Denis M. Crane
										 Denis M. Crane
									      Vice President & Controller
									      Computer Sciences Corporation

INDEPENDENT AUDITORS' REPORT
To the Plan Committee of CSC Credit Services, Inc.
	Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits of CSC Credit Services, Inc. Employee Savings Plan (the "Plan") as of September 30, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used of significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1994 and 1993, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of September 30, 1994 and (2) reportable transactions for the year ended September 30, 1994 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits as of September 30, 1994 and 1993, included in Note 10 to the accompanying financial statements, is presented for purposes of additional analysis rather than to present the changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




December 9, 1994

CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
SEPTEMBER 30, 1994 AND 1993
ASSETS                                                      1994          1993
INVESTMENTS, at fair value:
   Trustee Short-Term Cash Management Fund              $   662,428  $   486,141
   Computer Sciences Corporation - common stock (39,972
      and 30,162 shares, respectively)                     1,738,782     922,455
      Vanguard Group - Short-Term Bond Fund (19,032 shares)  199,080
      Vanguard Group - Windsor Fund Incorporated II
      (241,384) and 205,031 shares, respectively)          4,098,705   3,653,660
      Brinson Trust Company US (1,954 units)                 251,382
   Fixed income contracts:
      Executive Life Insurance Company                       239,917     239,917
      General American Life Insurance Company                950,582     876,720
      Hartford Life Insurance Company                        949,507     875,718
      Protective Life Insurance Company                      745,243   1,188,197
      Provident National Assurance Company                 1,555,894   1,441,515
      Prudential Insurance Company of America                646,495     532,509

RECEIVABLES:
   Contributions                                             115,112      70,650
   Interest                                                   31,853      32,026
							------------ -----------
NET ASSETS AVAILABLE FOR BENEFITS                       $12,184,980  $10,319,508
							===========  ===========

See accompanying notes to financial statements.



CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993

							    1994         1993
INVESTMENT INCOME:
   Net appreciation in fair value of investments        $  242,482   $  542,334
   Interest and dividends                                  644,269      566,566
							----------   ----------
		Total                                      886,751    1,108,900
							----------   ----------
CONTRIBUTIONS:
   Employer                                                408,833      440,520
   Employee                                              1,310,753    1,141,121
							----------   ----------
	Total                                            1,719,586    1,581,641
							----------    ---------
   Total additions                                       2,606,337    2,690,541
							----------   ----------

BENEFITS PAID TO PARTICIPANTS                             (740,865)  (2,231,188)
							----------   ----------

INCREASE IN NET ASSETS AVAILABLE FOR BENEFITS            1,865,472      459,353

NET ASSETS AVAILABLE FOR BENEFITS:
   Beginning of year                                    10,319,508    9,860,155
						       -----------  -----------
   End of year                                         $12,184,980  $10,319,508
						       ===========  ===========

See accompanying notes to financial statements.


CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993


1.      DESCRIPTION OF PLAN

	The following description of the CSC Credit Services, Inc. Employee Savings Plan (the "Plan") provides only general information. Participants should refer to the plan documents for a more complete description of the Plan's provisions.

	Effective July 1, 1994, the Board of Directors of CSC Enterprises, Inc., the general partner of CSC Credit Services, Inc. (the
"Company"), authorized the amendment and restatement of the Plan.
The amendments include, among other things, a modification of the definition of plan compensation, the introduction of participant loans and an additional participant investment fund option (the
"Balanced Fund"). The introduction of these amendments had no adverse effect on the administration or the net assets available for benefits of the Plan.

	General - Effective October 1, 1987, Associated Credit Services, Inc., established the Associated Credit Services, Inc. Employee
Savings Plan. The Plan's name was subsequently changed to the CSC Credit Services, Inc. Employee Savings Plan.

	The Plan is a defined contribution savings plan for employees of the Company. Employees are eligible to participate after completing an employment year consisting of at least 1,000 hours of service. The Plan is subject to provisions of the Employee
Retirement Income Security Act of 1974 and its subsequent amendments and is considered a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code of 1986. The general administration and operation of the Plan is vested in the Plan Committee (the "Committee"). The trustee of the Plan is
Texas Commerce Trust Company N.A. (the "Trustee"), formerly
Ameritrust Texas N.A.

	Employee contributions are invested at each employee's discretion in the General Equity Fund, Fixed Income Fund, Common Stock Fund or Balanced Fund on a percentage allocation basis in any increment of 25%. The General Equity Fund is invested in a pooled investment fund which, in turn, is invested in equity investments.
The Fixed Income Fund is invested in contracts with insurance companies and short-term cash investments. The Company Stock Fund is invested in Computer Sciences Corporation common stock. The
Balanced Fund is invested in U.S. equities and in bonds and cash equivalents.

	Contributions - Participants may contribute (not to exceed $9,240 and $8,994 for calendar years 1994 and 1993, respectively) from 2% to 15% of their compensation. Employer contributions equal 50% of the first 6% of a participant's contributions, not to exceed 3% of the participant's plan compensation.

	Participant Loans - A participant may apply for a loan in the vested portion of his or her account. Each participant is entitled to one outstanding loan under the Plan. The maximum amount of the loan, including any outstanding loans from any other plan of the employer or an affiliate, shall be the lesser of $50,000 or 50% of the present value of the participant's vested account balance under the Plan with a minimum loan amount of $1,000. The balance of the loan shall be for a term of 12 to 60 months, bearing interest at a reasonable rate as defined unless the loan proceeds are used to acquire a primary residence in which case the loan shall be for a term not to exceed 15 years. As of September 30, 1994, there were no participant loans included in the assets of the Plan.

	Participant Accounts - Each participant's account is credited with the participant's contributions, the Company's matching contributions and earnings. Allocations are based primarily on account balances at certain specified dates as provided under the terms of the Plan.

	Vesting - Upon normal retirement, death or disability, a participant is entitled to the entire balance of his or her account. If a participant's employment is terminated for any other reason, such participant is entitled to the total of his or her employee contributions plus a vested percentage of the Company's matching contributions. Participants vest in Company contributions as follows:

	  Vesting Service           Vesting Percent

	Less than 2 years                 0
	2 years but less than 3          25
	3 years but less than 4          50
	4 years but less than 5          75
	5 years or more                 100

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Accounting Basis - The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

	Investments - Investments are presented in the financial statements at their fair value using the first-in, first-out method. If available, quoted market prices are used to value investments. Investments in fixed income contracts are reported at contract values, which management believes approximate fair values.

	Benefit Payments - Benefit payments are recorded when paid.

	Administrative Expenses - Administrative expenses are paid by the
				  Company.

3.      CONTRIBUTIONS

	Included in employee contributions for 1994 and 1993 is $28,140 and $4,690, respectively, consisting of lump sum distributions to employees rolled over from other employee benefit plans.

4.      RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

	The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

							       September 30,
							     1994          1993
						       ----------   -----------
  Net assets available for benefits per the
      financial statements                             $12,184,980  $10,319,508
  Amounts allocated to withdrawing participants           (404,599)     (22,688)
						       -----------  -----------
  Net assets available for benefits per the form 5500  $11,780,381  $10,296,820
						       ===========  ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

								 Year Ended
							     September 30, 1994
Benefits paid to participants per the financial statements       $  740,865
Add:  Amounts allocated to withdrawing participants at
  September 30, 1994                                                404,599
Less:  Amounts allocated to withdrawing participants at
  September 30, 1993                                                (22,688)
								 ----------
Benefits paid to participants per the Form 5500                  $1,122,776
								 ==========

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to September 30 but not yet paid as of that date.

5.      FEDERAL INCOME TAXES

	The Plan obtained its latest tax determination letter on August 1, 1988, in which the Internal Revenue Service ("IRS") stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan is in the process of applying for a tax determination letter from the IRS which incorporates all amendments under the amended plan document, effective July 1, 1994. The plan administrator and the Plan's tax counsel believe that the Plan as currently designed is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan is qualified and considered tax-exempt as of the financial statement date.

6.      FORFEITURES

	Upon termination, the nonvested portion of a participant's employer contribution account is forfeited and held in suspense. If a participant resumes service under the Plan, he or she may, under certain circumstances, have the forfeited suspense account reinstated (including gains or losses). If the terminated employee is not re-employed before completion of five consecutive one-year breaks in service, his or her forfeited suspense account shall become available for allocation. The Company reserves the right to use the forfeited balance to reduce future contributions by the employer. Accumulated forfeitures amounted to $44,853 and $63,676 for the years ended September 30, 1994 and 1993, respectively. During 1994 and 1993, the Company elected to utilize $73,068 and $0, respectively, of accumulated forfeitures to reduce employer contributions to the Plan.

7.      TERMINATION OF PLAN

	Although it has not expressed any intent to do so, the Company reserves the right under the Plan to discontinue its contributions and terminate the Plan, in whole or in part, at any time subject to the provisons of ERISA. In the event of Plan termination, all participants will be 100 percent vested in their accounts.

8.      CONTINGENCIES

	The Plan holds an investment in an Executive Life Insurance Company ("ELIC") fixed income contract which matured September 30, 1992. ELIC is a wholly owned subsidiary of First Executive Corporation ("FEC"). FEC, a holding company, filed for relief under Chapter 11 of the United States Bankruptcy Code on May 13, 1991. On December 26, 1991, a California state court approved a purchase by Aurora National Life Assurance Company ("Aurora") of ELIC's assets and liabilities by a consortium led by Altus Finance and Mutuelle Assurance Artisanale de France. A Rehabilitation/Liquidation Plan for ELIC (the "Rehabilitation") was filed January 13, 1992 subject to approval by the California Superior Court. On August 13, 1993, the Rehabilitation was approved. The outcome resulting from the Rehabilitation is not fully known. However, it is expected that the impact, if any, will have no material effect on the aggregate assets of the Plan.

9.      RELATED-PARTY TRANSACTIONS

	During the years ended September 30, 1994 and 1993, the Plan purchased and sold shares of Computer Sciences Corporation common stock and units of short-term cash management funds managed by the Trustee as temporary investments, as shown below:

					 1994                   1993
				---------------------   ----------------------
				 Purchases     Sales     Purchases     Sales
Computer Sciences Corporation:
  Shares                            9,827          17        9,057       1,413
  Dollars                      $  395,644  $      669   $  233,463   $ 396,082
			       ==========  ==========   ==========  ==========
Trustee  - Short-Term Cash
   Management Fund             $2,903,946  $2,288,118   $2,122,969  $2,187,933
			       ==========  ==========   ==========  ==========


On December 16, 1993 the stockholders of Computer Science Corporation approved a 3 for 1 stock split in the form of a 200% stock dividend to holders of record on December 22, 1993. All references herein regarding the number of shares of Computer Science Corporation common stock have been adjusted to give retroactive effect to the stock split.

10.     SUPPLEMENTAL SCHEDULE OF FUND INFORMATION

	The Plan consists of four investment funds. Each participant directs the manner in which his or her account balance is invested. The net assets available for benefits by fund and changes in net assets available for benefits by fund for the years ended September 30, 1994 and 1993 are as follows:

						1994
		   ------------------------------------------------------------
				  Fixed       General       Common    Balanced
		    Combined     Income       Equity        Stock   Investment
		     Funds        Fund         Fund         Fund       Fund
Investment Income:
   Net appre-
   ciation (depre-
   ciation)
    in fair value
    of investments  $   242,482  $     (641)  $ (180,158)  $  421,115 $  2,166
   Interest
    and dividends       644,269     423,280      219,580          856      553
		    -----------   ---------   ----------   ----------  -------
       Total            886,751     422,639       39,422      421,971    2,719
		   ------------   ---------   ----------   ----------  -------
Contributions:
   Employer             408,833     146,639      187,255       67,791    7,148
   Employee           1,310,753     454,591      623,725      205,847   26,590
		   ------------   ---------   ----------   ----------  -------
      Total           1,719,586     601,230      810,980      273,638   33,738
		   ------------   ---------   ----------   ----------  -------
   Total additions    2,606,337   1,023,869      850,402      695,609   36,457
		   ------------   ---------   ----------   ----------  -------
Benefits paid to
  participants        (740,865)    (373,704)    (328,952)     (38,209)

Interfund
  transfers, net                   (414,958)      35,068)     158,595  291,431
		   -----------    ---------   ----------   ----------  -------
Increase in
  net assets
  available for
  benefits           1,865,472      235,207      486,382      815,995  327,888

Net assets
  available for
  benefits:
  Beginning of
  year              10,319,508    5,686,376    3,689,865      943,267
		   -----------   ----------   ----------   ----------  -------
  End of year      $12,184,980   $5,921,583   $4,176,247   $1,759,262 $327,888
		   ===========   ==========   ==========   ========== ========

						     1993
			      -------------------------------------------------
					     Fixed        General       Common
			      Combined       Income        Equity        Stock
				Funds         Fund          Fund          Fund
Investment Income:
  Net appreciation in fair
   value of investments   $   542,334                  $  337,055   $  205,279
   Interest and dividendS     566,566    $  446,191       120,107          268
			  -----------    ----------    ----------   ----------
		Total       1,108,900       446,191       457,162      205,547
			  -----------    ----------    ----------   ----------
Contributions:
   Employer                   440,520        196,074      182,761       61,685
   Employee                 1,141,121        491,739      485,551      163,831
			  -----------    -----------   ----------   ----------
		Total       1,581,641        678,813      668,312      225,516
			  -----------    -----------   ----------   ----------
   Total additions          2,690,541      1,134,004    1,125,474      431,063
			  -----------    -----------   ----------   ----------
Benefits paid to
   participants            (2,231,188)    (1,845,998)    (342,696)     (42,494)

Interfund transfers,
  net                                       (411,836)     459,140      (47,304)
			  -----------    -----------   ----------   ----------
Increase (decrease)
  in net assets
  available for benefits      459,353     (1,123,830)   1,241,918      341,265

Net assets available
for benefits:
  Beginning of year         9,860,155      6,810,206    2,447,947      602,002
			  -----------     ----------   ----------   ----------
   End of year            $10,319,508     $5,686,376   $3,689,865   $  943,267
			  ===========     ==========   ==========   ==========

INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in Registration Statement No. 33-26977 of Computer Sciences Corporation on Form S-8 of our report dated December 9, 1994 appearing in this Annual Report on Form 11-K of CSC Credit Services, Inc. Employee Savings Plan for the year ended September 30, 1994.




Houston, Texas
January 19, 1995