Form 10-K
period 1995-03-31
COMPUTER SCIENCES CORP
filed 1995-06-28
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended March 31, 1995
                          Commission File No. 1-4850

                         COMPUTER SCIENCES CORPORATION
[LOGO OF CSC]
                      Incorporated in the State of Nevada

                    Employer Identification No. 95-2043126

                            2100 East Grand Avenue
                         El Segundo, California 90245
                           Telephone (310) 615-0311

                           -------------------------

Securities registered pursuant             Exchanges on Which Registered
 to Section 12(b) of the Act:          -----------------------------------
- ---------------------------------      New York Stock Exchange
Common Stock, $1.00 par value          Pacific Stock Exchange
per share
Preferred Stock Purchase
Rights

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

As of May 26, 1995, the aggregate market value of stock held by non-affiliates of the registrant was approximately $2,856,000,000. Such amount excludes the market value of 932,494 shares of common stock held by the registrant's officers and directors. A total of 55,328,282 shares of common stock was outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                     PAGE
- ----                                                     ----
 1. Business                                               1
 2. Properties                                             3
 3. Legal Proceedings                                      3
 4. Submission of Matters to a Vote of Security Holders    4

                                    PART II

 5. Market for the Registrant's Common Equity and
    Related Stockholder Matters                            6
 6. Selected Financial Data                                6
 7. Management's Discussion and Analysis of Operations
    and Financial Condition                                7
 8. Financial Statements and Supplementary Data           11
 9. Disagreements on Accounting and Financial Disclosure  31

                                    PART III

10. Directors and Executive Officers of the Registrant    31
11. Executive Compensation                                31
12. Security Ownership of Certain Beneficial
    Owners and Management                                 31
13. Certain Relationships and Related Transactions        31

                                    PART IV

14. Exhibits, Financial Statement Schedules and Note,
    and Reports on Form  8-K                              32

                                    PART I

ITEM 1. BUSINESS

                           INTRODUCTION AND HISTORY

  Computer Sciences Corporation ("CSC" or the "Company") was founded in 1959 and is the largest independent provider of information technology consulting, systems integration and outsourcing to industry and government. One of the first companies organized to provide computer software and related services, CSC has expanded its technical capability and scope of services to include management consulting and education and research programs in the strategic use of information resources, and the design, engineering, development, integration, installation, and operation of computer-based systems and communications systems. The Company performs these services to customers' contract specifications. Over the past several years, the Company has expanded its commercial data processing outsourcing activities, whereby it provides virtually all of a client's data processing requirements. CSC has further enhanced its ability to provide total solutions to clients' problems in information technology by the provision of proprietary offerings such as consumer credit-related services, automated systems for health care organizations and financial insurance services.

  The Company's principal markets served are the United States federal government, the U.S. commercial markets and international markets.

U.S. FEDERAL MARKET

  Serving the federal market, the Company designs, engineers and integrates computer-based systems and communications systems, providing all of the hardware, software, training and related elements necessary to develop, operate and maintain a system. CSC has extensive experience in the development of software for aerospace and defense systems, and also provides systems engineering and technical assistance in satellite communications, intelligence, aerospace, logistics and related high-technology fields. In addition, CSC is a major supplier of multi-disciplinary technical services in engineering, software development, data processing and range operations.

  Typical current activities include the development and integration of: an image-based acquisition system for the Department of Defense that will automate the way the government manages weapons systems information; a nationwide, secure data communications network for the U.S. Treasury Department; a command and control information processing system for the U.S. Air Force; a logistics system for the U.S. Air Force; and engineering, operations and maintenance services in support of military test ranges.

  The Company also provides extensive software and other mission-critical support to the National Aeronautics and Space Administration, develops software for the Federal Aviation Administration for modernizing the air traffic enroute support system, and is modernizing and automating the records of the Bureau of Land Management using a distributed data processing system.

U.S. COMMERCIAL MARKETS

  The Company provides consulting and technical services in the development and integration of computer and communications systems to commercial organizations, as well as various industry-specific information technology services. CSC is also a major provider of outsourcing services, providing clients with comprehensive information technology services, including systems analysis, applications development, network operations and data center management. The Company's experience includes business reengineering, the setting of information technology strategy, the development of information systems for a wide range of applications and the operation of computer facilities.

  The Company has expertise in information-system development for the vertical-industry markets of consumer goods, distribution, financial services, publishing, utilities, manufacturing, pharmaceuticals, communications and insurance, and for state and local governments. Other capabilities, such as office automation and communications network engineering, operation and management, range across industry needs in general.

  The Company is one of the leading suppliers of large-scale claims processing and other insurance-related services to clients in the public sector. It has extensive expertise in the development and operation of automated systems that efficiently manage and process the large volumes of data associated with such programs. CSC serves as the fiscal agent for the Medicaid program of New York, and processes the health claims of coal miners for the black-lung program of the U.S. Department of Labor. It also acts as statistical agent for the Federal Emergency Management Agency's (FEMA) National Flood Insurance Program.

  For the insurance and financial services industries, the Company provides services for administering life and disability insurance for credit loans and mortgages, collateral-protection insurance and warranty insurance. In addition, CSC markets business information systems, software and services to the managed healthcare industry, clinics and physicians.

  Also in the financial services arena, the Company provides consumer credit reports and account-management services to thousands of credit grantors nationwide. These services are provided through CSC Enterprises (dba CSC Credit Services, Inc.), a partnership with Merel Corporation and affiliates of Equifax Inc., another major credit services company. Through another agreement with Equifax, the Company is able to offer retail chains and other large credit grantors the benefits of a national file of consumer credit histories, enabling them to obtain credit information from a single source, instead of dealing with multiple reporting services.

INTERNATIONAL MARKETS

  The Company's international operations, with major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, and Australia, provide a wide range of information technology services to commercial and public sector clients. These services span the range of consulting, systems integration and outsourcing. Current activities include major outsourcing contracts with British Aerospace and Guinness Brewing Great Britain and developing a new billing system for Belgium's state-owned telecommunications operator. As part of the fiscal 1994 acquisition of Computer Sciences Australia from the Australian Mutual Provident Society, CSC signed a 10-year contract to provide outsourcing services to AMP.

REVENUES BY MAJOR MARKET

  Revenue for the last three fiscal years, classified as a percentage of the Company's major market sectors, is as follows:

                                                               1995  1994  1993
                                                               ----  ----  ----
      U.S. Federal government.................................  44%   48%   51%
      U.S. Commercial.........................................  35    40    40
      International...........................................  21    12     9
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

                                  COMPETITION

  The information technology market in which CSC competes is not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that have greater financial resources than CSC and may have greater capabilities to perform services similar to those provided by CSC.

  The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, lower prices, a quicker response, or a combination of these factors. The Company believes its technical competence in computer/communications engineering, systems software, application systems, systems engineering and commercial data processing will enable it to compete favorably in the technical services and outsourcing markets. CSC intends to continue its policy of ongoing research and development to maintain a competitive position.

                                   EMPLOYEES

  The Company employs approximately 32,900 persons, of which 22,500 are highly trained professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, mathematics, physics, engineering, astronomy, geology, operations research, economics, statistics and business administration.

                                 INTERNATIONAL

  CSC operates in the United Kingdom, Belgium, Germany, the Netherlands, France, Sweden, Canada and Australia through subsidiary companies. These subsidiary companies offer technical services of the type provided by CSC in the United States. In addition, entities domiciled in the U.S. operate internationally either through established branch offices or by direct sales.

ITEM 2. PROPERTIES

                            APPROXIMATE
    OWNED PROPERTIES       SQUARE FOOTAGE             GENERAL USAGE
    ----------------       --------------             -------------
El Segundo, California...      206,000    Office Facility
San Diego, California....      178,000    Computer and General Office Facility
Norwich, Connecticut.....      149,000    Computer and General Office Facility
Falls Church, Virginia...      146,000    General Office
Moorestown, New Jersey...       99,000    General Office
Herndon, Virginia........       87,000    General Office
St. Leonards, NSW
 Australia...............       60,000    Office Facility
Sterling, Virginia.......       45,000    Office Facility
Various other U.S.
 locations...............      101,000    Primarily General Office
    LEASED PROPERTIES
    -----------------
Washington, D.C. area....    1,542,000    Computer and General Office Facilities
Houston and Dallas/Ft.
 Worth, Texas............      356,000    Computer and General Office Facilities
Mt. Laurel/Moorestown,
 New Jersey..............      272,000    General Office
United Kingdom...........      208,000    General Office
Germany..................      355,000    General Office
Albany, New York.........      173,000    General Office
Boston, Massachusetts
 area....................      285,000    General Office
Various other U.S. and
 foreign locations.......    1,513,000    Computer and General Office Facilities

  Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 1995 through 2021.

ITEM 3. LEGAL PROCEEDINGS

  The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                          YEAR FIRST
                          ELECTED AS  TERM AS        POSITION HELD          FAMILY
       NAME           AGE AN OFFICER  OFFICER     WITH THE REGISTRANT    RELATIONSHIP
       ----           --- ---------- ---------- ------------------------ ------------
Van B. Honeycutt*      50    1987    Indefinite President & CEO              None
Leon J. Level*         54    1989    Indefinite Vice President and           None
 (*Director)                                     Chief Financial Officer
Harvey N. Bernstein    48    1988    Indefinite Vice President               None
James A. Champy        53    1993    Indefinite Vice President               None
Milton E. Cooper       56    1992    Indefinite Vice President               None
Denis M. Crane         61    1981    Indefinite Vice President and           None
                                                 Controller
Hayward D. Fisk        52    1989    Indefinite Vice President, General      None
                                                 Counsel and Secretary
Ronald W. Mackintosh   46    1993    Indefinite Vice President               None
Lawrence Parkus        58    1985    Indefinite Vice President               None
C. Bruce Plowman       58    1989    Indefinite Vice President               None
L. Scott Sharpe        56    1981    Indefinite Vice President               None
Thomas Williams        59    1993    Indefinite Vice President               None

BUSINESS EXPERIENCE OF OFFICERS

  Van B. Honeycutt was appointed Chief Executive Officer of the Company effective April 1, 1995. He joined the Company in 1975 and was elected President and Chief Operating Officer during 1993. Prior to his election he was a Vice President of CSC and President of the Industry Services Group. He formerly was President of CSC Credit Services, Inc., where he directed the growth of this wholly owned subsidiary into one of the Company's major commercial units. He has held a variety of other positions with the Company, including Vice President and General Manager of its Business Services Division and regional marketing manager for Infonet.

  Leon J. Level joined the Company in 1989 as Vice President and Chief Financial Officer of CSC. Former positions include Vice President and Treasurer of Unisys Corporation and Chairman of Unisys Finance Corporation; Assistant Corporate Controller and Executive Director of The Bendix Corporation; and Principal with the public accounting firm of Deloitte Haskins & Sells. He is a Certified Public Accountant.

  Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Deputy General Counsel and was elected a Vice President in 1988. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver and Jacobson in Washington, D.C.

  James A. Champy joined the Company during 1988 as a result of the acquisition of Index, where he served as President. Before joining Index, he was executive vice president of the Massachusetts Institute of Technology Alumni Association. He was elected a Vice President of the Company and appointed Chairman of its Consulting Group during 1993.

  Milton E. Cooper joined the Company in 1984 as group vice president of program development. He was named President of Systems Group in December 1991 and a Corporate Vice President in January 1992. He has held senior sales and marketing positions with IBM Corporation and Telex Corporation. A veteran of 26 years in the information industry, he is a graduate of the United States Military Academy.

  Denis M. Crane joined the Company in 1973 with prior experience in public accounting. He was named Vice President, Finance for the Systems Group and held that position until his election as Vice President and Controller of the Company in 1981. He is a Certified Public Accountant and is responsible for corporate-wide policy matters of general accounting, operational analysis, systems and procedures.

  Hayward D. Fisk joined the Company in 1989 as Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, he was associated for 21 years with Sprint Corporation (formerly United
Telecommunications, Inc.), in various legal and executive officer positions, most recently as Vice President and Associate General Counsel.

  Ronald W. Mackintosh joined the Company as a result of the Index acquisition, where he was Managing Director of its London office. Previously he was a partner in the London office of Nolan, Norton & Company. In 1991, he was named chief executive of the Company's UK Operations and, subsequently, president of the European Group. In 1993 he was elected a Vice President of the Company.

  Lawrence Parkus joined the Company in 1985 and was elected Vice President for Corporate Development, where he is responsible for planning and executing acquisitions and other projects related to the Company's growth and development strategies. Prior to joining the Company, he was division manager for international business development for AT&T Consumer Products and held prior assignments in business development and strategic planning.

  C. Bruce Plowman joined the Company in 1982 as Director of Corporate Communications. In 1989, he was elected a Vice President with responsibility for investor relations, marketing communications, public relations and employee communications. Prior to joining CSC, he spent 16 years at Continental Airlines, where he was Director of Public Information.

  L. Scott Sharpe joined the Company in 1968. He progressed through four divisions of the Company before moving to the Company's headquarters in 1978. He was elected a Vice President of the Company in 1981. He is responsible for all human resource programs, including benefits and compensation, recruitment, employee relations, management development, and organization and staffing.

  Thomas Williams joined the Company in 1970 and has held a number of managerial and technical positions within the corporation. Previously he served as President of the Technology Management Group and Applied Technology Division, Vice President, Engineering and Range Operations, and associate project manager of CSTA. In 1993 he was elected a Vice President of the Company and named as President of the Aerospace Systems Division and deputy chief executive of the European Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Stock Exchange. The ticker symbol is "CSC."

  As of June 9, 1995, the number of registered shareholders of Computer Sciences Corporation's common stock was 7,824. The table shows the high and low intra-day prices of the Company's common stock on the New York Stock Exchange for each quarter during the last two calendar years, and to date in 1995. No cash dividends have been paid during this period. Per share prices have been adjusted for a 200% stock dividend distributed January 13, 1994.

                                          1995           1994          1993
                                      -------------  ------------- -------------
      CALENDAR QUARTER                 HIGH   LOW     HIGH   LOW    HIGH   LOW
      ----------------                ------ ------  ------ ------ ------ ------
      1st............................ 52 1/4 47 1/4  41 3/4 31 5/8 26 7/8 24 5/8
      2nd............................ 54 1/4 46 1/2* 44     35 1/4 28 1/4 23 3/8
      3rd............................                45 1/4 39 3/4 31 5/8 27 1/4
      4th............................                52 5/8 41     33 5/8 29 7/8

- --------
* Through June 16, 1995

ITEM 6. SELECTED FINANCIAL DATA, FIVE-YEAR REVIEW

                          MARCH 31,    APRIL 1,    APRIL 2,    APRIL 3,   MARCH 29,
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                              DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS
Total assets............  $2,333,660  $1,806,380  $1,460,922  $1,375,386  $1,006,821
Debt:
  Long-term.............     310,317     273,344     295,316     349,410     108,867
  Short-term............     126,317      17,772       6,220      17,963      28,864
  Current maturities....      11,111      32,685      10,503      22,337       3,828
                          ----------  ----------  ----------  ----------  ----------
    Total...............     447,745     323,801     312,039     389,710     141,559
Stockholders' equity....   1,148,559     805,680     695,380     606,810     526,226
Working capital.........     303,593     195,875     332,273     265,563     262,865
Property and equipment:
  At cost...............     905,469     695,796     525,742     435,332     251,526
  Accumulated deprecia-
   tion and
   amortization.........     375,330     302,760     241,990     165,165     117,039
                          ----------  ----------  ----------  ----------  ----------
  Property and equip-
   ment, net............     530,139     393,036     283,752     270,167     134,487
Current assets to cur-
 rent liabilities.......       1.4:1       1.3:1       1.8:1       1.7:1       1.7:1
Debt to total capital-
 ization................        28.0%       28.7%       31.0%       39.1%       21.2%
Return on equity, before
 accounting change......        12.2        12.1        12.0        12.0        13.2
Book value per share....      $20.82      $15.92      $13.94      $12.33      $10.89
Stock price range
 (high).................       52.63       41.75       26.83       28.00       22.17
 (low)..................       35.25       23.33       19.00       17.67       12.29
Year-end price earnings
 ratio..................          24          20          16          16          17

                             1995       1994       1993       1992       1991
                          ---------- ---------- ---------- ---------- ----------
                              DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS
Revenues................  $3,372,502 $2,582,670 $2,479,847 $2,113,351 $1,737,791
                          ---------- ---------- ---------- ---------- ----------
Costs of services.......   2,685,603  2,065,023  2,006,449  1,723,973  1,447,367
Selling, general and ad-
 ministrative...........     311,177    227,003    210,217    179,578    144,751
Depreciation and amorti-
 zation.................     172,625    130,704    118,668     81,701     40,203
Interest, net...........      25,645     10,857     15,804     15,626      5,408
Other items, net........       3,740                   460      3,250     (2,480)
                          ---------- ---------- ---------- ---------- ----------
Total costs and ex-
 penses.................   3,198,790  2,433,587  2,351,598  2,004,128  1,635,249
                          ---------- ---------- ---------- ---------- ----------
Income before taxes.....     173,712    149,083    128,249    109,223    102,542
Taxes on income.........      62,973     58,153     50,100     41,046     37,551
                          ---------- ---------- ---------- ---------- ----------
Earnings before
 cumulative effect of
 accounting change......     110,739     90,930     78,149     68,177     64,991
Cumulative effect of ac-
 counting change for in-
 come taxes.............                  4,900
                          ---------- ---------- ---------- ---------- ----------
Net earnings............  $  110,739 $   95,830 $   78,149 $   68,177 $   64,991
                          ========== ========== ========== ========== ==========
Earnings per common
 share before cumulative
 effect of accounting
 change.................  $     2.09 $     1.77 $     1.55 $     1.37 $     1.34
Cumulative effect of ac-
 counting change for in-
 come taxes.............                   0.09
                          ---------- ---------- ---------- ---------- ----------
Earnings per common
 share..................  $     2.09 $     1.86 $     1.55 $     1.37 $     1.34
                          ========== ========== ========== ========== ==========
Shares used to compute
 earnings per
 share..................  52,974,949 51,385,204 50,275,506 49,646,760 48,518,202

Note: Per-share amounts are restated for a three-for-one stock split, effective December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

RESULTS OF OPERATIONS

REVENUE

  Revenue for fiscal 1995 was $3.37 billion, 31% higher than fiscal 1994's revenue of $2.58 billion, which was a 4% increase over the $2.48 billion in revenue reported for fiscal 1993. Revenue growth in each of these years was achieved across CSC's entire range of services--management consulting, business reengineering, systems consulting and integration, other industry and professional services, and outsourcing. During fiscal 1994, revenue growth was partially offset by the phase-out of two contracts with the U.S. government and a New Jersey contract as described below. Revenue also expanded due to several acquisitions, which accounted for approximately one-third of the fiscal 1995 increase.

  The Company's revenue from the U.S. government increased 22% to $1.49 billion for fiscal 1995. The increase was led by the award of a NASA contract valued at $1.1 billion over eight years if all options are exercised. The higher federal revenue also includes the effect of an acquisition at the end of the third quarter of fiscal 1994. During fiscal 1995, CSC was awarded federal contracts with a value of $1.8 billion, compared with $2.0 billion the prior year. During fiscal 1994, federal revenue declined 2.5% to $1.22 billion. The decline was the result of the phase-out of two large contracts, offset in part by the fiscal 1994 acquisition.

  CSC's non-federal ("commercial") revenue comprised 56% of total revenue for fiscal 1995, versus 52% for fiscal 1994. Commercial revenue from the Company's U.S. operations rose to $1.17 billion for fiscal 1995, an increase of 13% compared with fiscal 1994. This followed a 5% increase for fiscal 1994 versus fiscal 1993 reflecting growth in consulting and systems integration activities, offset in part by the expiration of a New Jersey claims processing contract. CSC's U.S. commercial revenue growth for fiscal 1995 was led by large increases in commercial outsourcing. Notable outsourcing contracts providing this revenue improvement were signed with the Hughes Aircraft Company, American Medical Response, Scott Paper, San Diego Gas & Electric, the Mutual Life Insurance Company of New York, and Polaroid.

  The Company's international revenue, as described in Note 9, increased 122% to $713 million for fiscal 1995, up from $321 million for fiscal 1994 and $235 million for fiscal 1993. The bulk of fiscal 1995 international revenue growth came from significant increases in outsourcing and consulting. Important international outsourcing clients adding to revenue included British Aerospace, Ford of Europe, Guinness Brewing Great Britain, ICI Paints and Toyota of Belgium. During fiscal 1994, the Company's international revenue increased 36% over fiscal 1993. Slightly more than half of that growth came from the acquisition of Computer Sciences of Australia, while the remainder was achieved through consulting and outsourcing efforts.

COSTS OF SERVICES

  Costs of services of $2.69 billion for fiscal 1995 were 30% higher than fiscal 1994, comparing favorably with the 31% fiscal 1995 revenue increase. 1994 costs of services of $2.07 billion were 3% higher than the $2.01 billion of costs for fiscal 1993, again comparing favorably with the 4% fiscal 1994 revenue increase. As a percentage of revenue, costs of services improved to 79.6% for fiscal 1995 from 80.0% for fiscal 1994 and 80.9% for fiscal 1993. The favorable change during fiscal 1995 is primarily related to the shift in the mix of business toward commercial, which carries higher margins than the Company's federal business. The fiscal 1994 change was due to broad improvement across the Company.

SELLING, GENERAL AND ADMINISTRATIVE

  Fiscal 1995 selling, general and administrative (SG&A) expenses of $311 million increased by $84 million or 37% compared with $17 million for fiscal 1994. Fiscal 1994 SG&A was, in turn, 8% greater than fiscal 1993. The most significant contributor to these increases was the continued expansion of the Company's commercial outsourcing and consulting activities.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense for fiscal 1995 of $173 million increased 32% compared with fiscal 1994. This followed an increase of $12 million or 10% for fiscal 1994 versus fiscal 1993. The increases during both fiscal years reflect growth in fixed and other assets from internal expansion, especially from CSC's outsourcing activities. Depreciation and amortization also grew in each of these years due to several acquisitions.

INTEREST AND OTHER ITEMS

  Interest expense, net of interest income, was $25.6 million for fiscal 1995, up from $10.9 million for fiscal 1994 and $15.8 million for fiscal 1993. The higher interest expense for fiscal 1995 is due principally to higher borrowing to fund the Company's outsourcing contracts, acquisitions, and increased need for working capital. During the fourth quarter of fiscal 1995, the Company received $196.3 million in proceeds from a four million common share public offering. Approximately half of the proceeds were applied to reduce bridge financing used to support the Company's acquisition of Ploenzke AG and the Hughes Aircraft Company outsourcing contract. The balance was temporarily invested in short-term instruments. The reduction in net interest expense during fiscal 1994 was due to both decreased interest expense from lower borrowing costs and increased interest income from higher invested cash balances.

  Other items for fiscal 1995 consist of the loss on sale of the Company's tax processing operation. During January 1995, the sale resulted in a pre-tax loss of $3.7 million. The loss was reduced by related income tax effects of $2.8 million, yielding a net loss of $.9 million. For fiscal 1993, other items included: (i) the Company's settlement of certain claims on completed contracts, resulting in a gain of $4.7 million in excess of estimated recoverable amounts and (ii) provision for severance payments and restructuring charges of $5.1 million relating to the Company's European operations, particularly Belgium. The Company completed the phase-out of certain unprofitable operations in Belgium during fiscal 1995.

INCOME BEFORE TAXES

  Income before taxes increased $24.6 million or 17% to a total of $173.7 million for fiscal 1995, up from $149.1 million for fiscal 1994. Compared to the 31% revenue increase for the same period, the fiscal 1995 income before taxes grew at a lower rate of 17%. This lower rate of growth is due to proportionately higher SG&A costs, higher net interest expense, and the adverse effect on earnings of ending certain consulting activities in the Far East. The adverse effect was largely offset by the favorable resolution of sales tax issues in the Company's U.S. operations.

  The higher SG&A costs and net interest expense are primarily associated with the Company's revenue growth, particularly with respect to commercial and outsourcing business. The higher SG&A and interest cost levels for fiscal 1995 were offset in part by the favorable change in costs of services as a percentage of revenue and by continued improvements in CSC's European operations. During the second half, overall European operations attained profitability following the completion of restructuring efforts begun in Europe during fiscal 1993.

  Fiscal 1994 income before taxes increased $20.8 million or 16.2% to $149.1 million. Fiscal 1994 income before taxes included net foreign operating income of $5.3 million, versus fiscal 1993 net operating losses of $15.9 million. Of this improvement, approximately half was achieved in Europe, although losses persisted there, with the remaining improvement achieved in the international operations of U.S.-based entities and from the acquisition of Computer Sciences Australia. Overall, CSC's increase in income before taxes for fiscal 1994 was mainly the result of revenue growth, cost of services improvement and net interest expense reduction.

TAXES

  The provision for income taxes as a percentage of pre-tax earnings was 36.3%, 39.0% and 39.1% for fiscal 1995, 1994 and 1993, respectively. Compared to prior years, the fiscal 1995 tax rate was reduced most significantly by lower amounts of non-deductible foreign operating losses and by the favorable tax treatment of the loss on sale of TACS, the Company's tax processing subsidiary.

  The slight decrease in the rate for fiscal 1994 was achieved despite the increase in the U.S. federal statutory rate and the cumulative effect of the August 1993 tax legislation. The Company was able to reduce the tax rate by offsetting European tax losses against taxable income from operations located outside Europe.

  Effective in fiscal 1994, the Company adopted Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes," and reported additional net earnings of $4.9 million, or $.09 per share as the cumulative effect of an accounting change.

NET EARNINGS

  Net earnings of $110.7 million for fiscal 1995 were 22% higher than fiscal 1994 earnings of $90.9 million (before the effect of the adoption of SFAS 109) which were 16% higher than the $78.1 million for fiscal 1993.

  The upward trend of net earnings for the three years reflects that the Company's revenue growth has outpaced the increase in costs of services. The total growth of net earnings has been somewhat offset, however, by the higher paced increase in SG&A costs, depreciation, and net interest expense.

  As the Company has won a number of large contracts in recent months, the growth in net earnings has lagged revenue growth due to the combination of several effects. First, the higher SG&A costs described above reflect the number of new contracts for which the Company has submitted bids. Second, costs of services tend to be disproportionately high in the beginning stages of many large outsourcing contracts. Third, many outsourcing contracts call for the purchase, financing and subsequent depreciation of a significant amount of capital goods. Management takes these effects into consideration when bidding on available contracts and plans for the gradual expansion of margins over the lifetime of the contracts.

CASH FLOWS

  Historically, the majority of the Company's cash has been provided from operating activities. Cash flows from operating activities were $227.4 million, $191.8 million and $193.8 million for fiscal 1995, 1994 and 1993, respectively. The fiscal 1995 increase is primarily due to higher earnings and non-cash charges (depreciation and amortization), offset in part by higher working capital requirements. When compared with fiscal 1993, the slight decrease for fiscal 1994 reflects that higher earnings and non-cash charges were offset by reduced growth in current liabilities.

  Net cash used in investing activities was $402.8 million, $309.7 million and $129.9 million for fiscal 1995, 1994 and 1993, respectively. Fiscal 1995 investments included $193.3 million in capital expenditures, versus $118.6 million for fiscal 1994 and $95.4 million for fiscal 1993. The increase in capital expenditures for fiscal 1995 is the result of Company growth, primarily in outsourcing. Investments for fiscal 1995 also included $103.3 million of initial outlays pursuant to outsourcing contracts, including the purchase of related assets, compared to $114.4 million for fiscal 1994. In addition, fiscal 1995 investments included $76.9 million for acquisitions, compared to fiscal 1994 expenditures of $93.0 million. The 1994 expenditures were partially offset by liquidations of short-term investments.

  As noted earlier, the Company received $196.3 million in cash from a public offering. The total net cash provided by financing activities, including the offering, was $204.0 million for fiscal 1995. Net cash provided by financing activities was $133.3 million for fiscal 1994. During fiscal 1994, a $250 million bank borrowing was replaced with a commercial paper program of the same amount, with no net change in principal outstanding. Net cash used in financing activities was $68.1 million for 1993. The use of cash for financing during 1993 was principally due to payments of $68.7 million on long-term debt.

FINANCIAL POSITION

  The balance of cash, cash equivalents and short-term investments was $155 million at March 31, 1995, $127 million at April 1, 1994 and $155 million at April 2, 1993. During this period, the Company's earnings growth has added substantially to equity. During fiscal 1995, equity was augmented by the Company's four million common share offering. At the end of fiscal 1995, CSC's ratio of debt to total capitalization was 28%.

  For fiscal 1994, equity growth--mainly through retained earnings, in excess of additional borrowings--enabled the Company to strengthen its financial position, finishing the year with a ratio of debt to total capitalization of 29%, an improvement from the end-of-year ratio of 31% for fiscal 1993.

  In the opinion of management, CSC will be able to meet its cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity, and other private financing activities. If private resources need to be augmented, major additional cash requirements would likely be financed by the issuance of CSC public debt and, or, equity.

DIVIDENDS

  It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue but is subject to regular review by the Board of Directors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................  12
Consolidated Statements of Earnings for the fiscal years ended March 31,
 1995, April 1, 1994 and April 2, 1993....................................  13
Consolidated Balance Sheets as of March 31, 1995 and April 1, 1994........  14
Consolidated Statements of Cash Flows for the fiscal years ended March 31,
 1995, April 1, 1994 and April 2, 1993....................................  16
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 March 31, 1995, April 1, 1994 and April 2, 1993..........................  17
Notes to Consolidated Financial Statements................................  18
Quarterly Financial Information (Unaudited)...............................  31

                                   SCHEDULES

Additional Note to Consolidated Financial Statements......................  36
Schedule VIII--Valuations and Qualifying Accounts.........................  38

  Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Separate financial statements of the registrant have been omitted since it is primarily an operating company, and the minority interests in subsidiaries and long-term debt of the subsidiaries held by other than the registrant are less than five percent of consolidated total assets.

  Financial statements (or summarized financial information) for unconsolidated subsidiaries and 50%-owned companies accounted for by the equity method have been omitted because they are inapplicable, or do not, considered individually or in the aggregate, constitute a significant subsidiary.

 INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS, ADDITIONAL NOTE AND
                         FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

  We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries as of March 31, 1995 and April 1, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the additional note and financial statement schedule listed in the Index at Item 8. These financial statements, additional note and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, additional note and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries at March 31, 1995 and April 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such additional note and financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions to conform with pronouncements of the Financial Accounting Standards Board.

Deloitte & Touche LLP

Los Angeles, California
May 26, 1995

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                        FISCAL YEAR ENDED
                               -------------------------------------
                                MARCH 31,    APRIL 1,     APRIL 2,
                                  1995         1994         1993
                               -----------  -----------  -----------
                                    IN THOUSANDS EXCEPT PER-
                                          SHARE AMOUNTS
Revenues.....................  $ 3,372,502  $ 2,582,670  $ 2,479,847
                               -----------  -----------  -----------
Costs of services............    2,685,603    2,065,023    2,006,449
Selling, general and adminis-
 trative.....................      311,177      227,003      210,217
Depreciation and amortiza-
 tion........................      172,625      130,704      118,668
Interest expense.............       28,841       17,219       20,475
Interest income..............       (3,196)      (6,362)      (4,671)
Other items, net (note 4)......      3,740                       460
                               -----------  -----------  -----------
Total costs and expenses.....    3,198,790    2,433,587    2,351,598
                               -----------  -----------  -----------
Income before taxes..........      173,712      149,083      128,249
Taxes on income (note 6).......     62,973       58,153       50,100
                               -----------  -----------  -----------
Earnings before cumulative
 effect of accounting change.      110,739       90,930       78,149
Cumulative effect of account-
 ing change for income taxes
 (note 1)....................                     4,900
                               -----------  -----------  -----------
Net earnings.................  $   110,739  $    95,830  $    78,149
                               ===========  ===========  ===========
Earnings per common share
 before cumulative effect of
 accounting change...........  $      2.09  $      1.77  $      1.55
Cumulative effect of account-
 ing change for income taxes.                      0.09
                               -----------  -----------  -----------
Earnings per common share
 (note 1)......................$      2.09  $      1.86  $      1.55
                               ===========  ===========  ===========


                (See notes to consolidated financial statements)

                          CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     APRIL 1,
                      ASSETS                            1995          1994
                      ------                        ------------- -------------
                                                    IN THOUSANDS EXCEPT SHARES
Current assets:
  Cash and cash equivalents (note 1)............... $     155,310 $     126,820
  Receivables, net of allowance for doubtful ac-
   counts of $30,432 (1995) and $32,244 (1994)
   (note 2)........................................       824,963       665,253
  Prepaid expenses and other current assets........       101,232        65,046
                                                    ------------- -------------
    Total current assets...........................     1,081,505       857,119
                                                    ------------- -------------
Investments and other assets (note 1):
  Purchased and internally developed software, net
   of accumulated amortization of $48,904 (1995)
   and $34,187 (1994)..............................        45,473        36,284
  Purchased credit information files, net of accu-
   mulated amortization of $26,785 (1995) and
   $24,146 (1994)..................................        26,768        29,407
  Excess of cost of businesses acquired over re-
   lated net assets, net of accumulated amortiza-
   tion of $44,349 (1995) and $35,419 (1994).......       431,074       324,145
  Other assets.....................................       218,701       166,389
                                                    ------------- -------------
    Total investments and other assets.............       722,016       556,225
                                                    ------------- -------------
Property and equipment--at cost (note 3):
  Land, buildings and leasehold improvements.......       164,941       149,334
  Computers and related equipment..................       661,100       470,550
  Furniture and other equipment....................        79,428        75,912
                                                    ------------- -------------
                                                          905,469       695,796
  Less accumulated depreciation and amortization...       375,330       302,760
                                                    ------------- -------------
    Property and equipment, net....................       530,139       393,036
                                                    ------------- -------------
                                                    $   2,333,660 $   1,806,380
                                                    ============= =============


                (See notes to consolidated financial statements)

                                                     MARCH 31,     APRIL 1,
       LIABILITIES AND STOCKHOLDERS' EQUITY            1995          1994
       ------------------------------------        ------------- -------------
                                                   IN THOUSANDS EXCEPT SHARES
Current liabilities:
  Short-term debt (note 3)........................ $     126,317 $      17,772
  Current maturities of long-term debt (note 3)...        11,111        32,685
  Accounts payable................................       181,983       228,674
  Accrued payroll and related costs (note 5)......       152,438       128,478
  Other accrued expenses..........................       258,181       199,459
  Federal, state and foreign income taxes (note
   6).............................................        47,882        54,176
                                                   ------------- -------------
    Total current liabilities.....................       777,912       661,244
                                                   ------------- -------------
Long-term debt, net of current maturities (note
 3)...............................................       310,317       273,344
                                                   ------------- -------------
Deferred income taxes (note 6)....................        52,601        35,578
                                                   ------------- -------------
Other long-term liabilities.......................        44,271        30,534
                                                   ------------- -------------
Commitments and contingencies (note 7)............
Stockholders' equity (notes 1 and 8)..............
  Preferred stock, par value $1 per share;
   authorized 1,000,000 shares; none issued.......
  Common stock, par value $1 per share; authorized
   75,000,000 shares; issued 55,385,555 shares
   (1995) and 50,807,452 shares (1994)............        55,386        50,807
  Additional paid-in capital......................       316,241       106,497
  Earnings retained for use in business...........       770,180       659,441
  Foreign currency translation and unfunded pen-
   sion adjustments...............................        11,931        (6,470)
                                                   ------------- -------------
                                                       1,153,738       810,275
  Less common stock in treasury, at cost, 215,047
   shares (1995) and 201,752 shares (1994)........         5,179         4,595
                                                   ------------- -------------
    Stockholders' equity, net.....................     1,148,559       805,680
                                                   ------------- -------------
                                                   $   2,333,660 $   1,806,380
                                                   ============= =============


                (See notes to consolidated financial statements)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FISCAL YEAR ENDED
                                   -------------------------------------------
                                     MARCH 31,      APRIL 1,       APRIL 2,
                                       1995           1994           1993
                                   -------------- -------------  -------------
                                   IN THOUSANDS, INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS
Cash flows from operating activi-
 ties:
  Net earnings.................... $     110,739  $      95,830  $      78,149
  Adjustments to reconcile net
   earnings to net cash provided:
    Depreciation and amortization.       172,625        130,704        118,668
    Provision for losses on ac-
     counts receivable............         7,658         10,123          6,328
    Cumulative effect of account-
     ing change for income taxes..                       (4,900)
    Changes in assets and liabili-
     ties, net of effects of ac-
     quisitions:
      Increase in receivables.....      (129,017)       (69,397)       (64,212)
      Increase in prepaid ex-
       penses.....................       (25,461)        (6,497)        (6,347)
      (Increase) decrease in other
       assets.....................        (4,602)         3,829         10,802
      Increase in accounts payable
       and accruals...............        78,304         17,969         52,371
      Increase (decrease) in in-
       come taxes payable.........        10,032         12,946         (2,884)
      Other changes, net..........         7,079          1,182            893
                                   -------------  -------------  -------------
    Net cash provided by operating
     activities...................       227,357        191,789        193,768
                                   -------------  -------------  -------------
Cash flows from investing activi-
 ties:
  Short-term investments..........                       43,590        (29,312)
  Purchases of property and equip-
   ment...........................      (193,325)      (118,635)       (95,423)
  Outsourcing contracts...........      (103,280)      (114,403)
  Acquisitions, net of cash ac-
   quired.........................       (76,924)       (92,961)        (1,900)
  Purchased and internally devel-
   oped software..................       (23,906)       (18,793)        (4,687)
  Other investing cash flows......        (5,397)        (8,526)         1,391
                                   -------------  -------------  -------------
  Net cash used in investing ac-
   tivities.......................      (402,832)      (309,728)      (129,931)
                                   -------------  -------------  -------------
Cash flows from financing activi-
 ties:
  Borrowings under lines of cred-
   it.............................       209,778        105,273         24,612
  Repayment of borrowings under
   lines of credit................      (215,667)       (93,549)       (37,581)
  Proceeds from term debt issu-
   ance...........................       150,000
  Principal payments on long-term
   debt...........................       (40,525)       (11,276)       (68,742)
  Outsourcing contract financing..      (114,403)       114,403
  Proceeds from equity offering...       196,290
  Proceeds from stock option
   transactions...................        17,449         17,200         11,195
  Other financing cash flows......         1,043          1,231          2,417
                                   -------------  -------------  -------------
  Net cash provided by (used in)
   financing activities...........       203,965        133,282        (68,099)
                                   -------------  -------------  -------------
Net increase (decrease) in cash
 and cash equivalents.............        28,490         15,343         (4,262)
Cash and cash equivalents at be-
 ginning of year..................       126,820        111,477        115,739
                                   -------------  -------------  -------------
Cash and cash equivalents at end
 of year.......................... $     155,310  $     126,820  $     111,477
                                   =============  =============  =============

                (See notes to consolidated financial statements)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK
                          ------------------
                                                                     FOREIGN
                                                                    CURRENCY
                                                         EARNINGS      AND
                                             ADDITIONAL  RETAINED   UNFUNDED    COMMON
                                              PAID-IN   FOR USE IN   PENSION   STOCK IN
                            SHARES   AMOUNT   CAPITAL    BUSINESS  ADJUSTMENTS TREASURY
                          ---------- ------- ---------- ---------- ----------- --------
                                           IN THOUSANDS EXCEPT SHARES
Balance at April 3,
 1992...................  16,599,791 $16,600  $ 76,536   $519,099    $(2,216)  $(3,209)
Stock option transac-
 tions..................     212,040     212    12,493                            (760)
Net earnings............                                   78,149
Currency translation ad-
 justment...............                                                (758)
Unfunded pension obliga-
 tion...................                                                (766)
                          ---------- -------  --------   --------    -------   -------
Balance at April 2,
 1993...................  16,811,831  16,812    89,029    597,248     (3,740)   (3,969)
Stock option transac-
 tions..................     358,639     358    17,468                            (626)
Net earnings............                                   95,830
Currency translation ad-
 justment...............                                              (2,840)
Unfunded pension obliga-
 tion...................                                                 110
Effect of 3-for-1 stock
 split..................  33,636,982  33,637              (33,637)
                          ---------- -------  --------   --------    -------   -------
Balance at April 1,
 1994...................  50,807,452  50,807   106,497    659,441     (6,470)   (4,595)
Issuance of common
 stock..................   4,000,000   4,000   192,290
Stock option transac-
 tions..................     578,103     579    17,454                            (584)
Net earnings............                                  110,739
Currency translation ad-
 justment...............                                              19,037
Unfunded pension obliga-
 tion...................                                                (636)
                          ---------- -------  --------   --------    -------   -------
Balance at March 31,
 1995...................  55,385,555 $55,386  $316,241   $770,180    $11,931   $(5,179)
                          ========== =======  ========   ========    =======   =======


                (See notes to consolidated financial statements)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries, and those joint ventures and partnerships in which it exercises control, hereafter referred to as "CSC" or "the Company." All material intercompany transactions and balances have been eliminated.

INCOME RECOGNITION

  The Company provides services under fixed price, cost-based, time and materials, and level of effort contracts. For fixed price contracts, income is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized during the period in which the loss is determined. For cost-based contracts, income is recorded by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. For time and materials and level of effort types of contracts, income is recorded as the costs are incurred, income being the difference between such costs and the agreed-upon billing amounts.

  Revenues from certain information processing services are recorded at the time the service is utilized by the customer. Revenues from sales of proprietary software are recognized when delivered.

DEPRECIATION AND AMORTIZATION

  The Company's depreciation and amortization policies are as follows:

      Property and Equipment:
        Buildings.........................  20 to 40 years
        Computers.........................  3 to 6 years
        Furniture and other equipment.....  3 to 10 years
        Leasehold improvements............  Shorter of lease term or useful life
      Investments and Other Assets:
        Purchased and internally developed
         software.........................  2 to 10 years
        Credit information files..........  20 years
        Excess of cost of businesses
         acquired over related net assets.  Up to 40 years
        Deferred contract costs...........  Contract life

  For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated on the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated. Included in purchased and internally developed software are unamortized capitalized software development costs of $19,326,000 and $10,029,000 for fiscal years 1995 and 1994, respectively. The related amortization expense was $6,659,000, $7,485,000, and $2,757,000 for fiscal years 1995, 1994, and 1993, respectively.

  Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $98,610,000 and $91,324,000 for fiscal 1995 and 1994, respectively. The related amortization expense was $11,601,000, $6,169,000 and $6,203,000 for fiscal 1995, 1994 and 1993, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

ACQUISITIONS

  During the three years ended March 31, 1995, the Company made a number of acquisitions, none of which, either individually or collectively, are considered material. In conjunction with these purchases, the Company acquired assets with an estimated fair value of $63,102,000, $125,912,000, and $8,168,000; and assumed liabilities of $85,465,000, $76,815,000, and
$6,131,000, for fiscal 1995, 1994, and 1993, respectively. The excess of cost of businesses acquired over related net assets was $103,626,000, $54,531,000, and $4,768,000 for fiscal 1995, 1994, and 1993, respectively.

CASH FLOWS

  Cash payments for interest on indebtedness and taxes on income are as follows:

                                                               FISCAL YEAR
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
                                                              IN THOUSANDS
      Interest.......................................... $23,733 $17,513 $21,465
      Taxes on income...................................  54,800  56,404  59,609

  For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity.

EARNINGS PER SHARE

  Primary earnings per common share are computed on the basis of the weighted average number of shares of common stock plus common stock equivalents (stock options) outstanding during the year. Fully diluted earnings per common share are not presented since dilution is less than three percent.

  During February 1995, the Company issued an additional 4,000,000 shares of common stock through a public offering, resulting in net proceeds of $196,290,000. The proceeds were used to reduce short-term indebtedness and for general corporate purposes, including the financing of working capital needs and capital expenditures. If the reduction of indebtedness and the offering of related shares had occurred at the beginning of fiscal 1995, the corresponding effect on earnings per share for the year would not have been significant.

  During December 1993, the Board of Directors declared a three-for-one stock split in the form of a 200 percent stock dividend distributed January 13, 1994 on the Company's common stock, with no change in par value.

  Shares used to compute earnings per share, restated for the stock split, are as follows:

                                                          FISCAL YEAR
                                                --------------------------------
                                                   1995       1994       1993
                                                ---------- ---------- ----------
      Average shares outstanding............... 51,425,723 50,234,161 49,436,079
      Common stock equivalents.................  1,549,226  1,151,043    839,427
                                                ---------- ---------- ----------
                                                52,974,949 51,385,204 50,275,506
                                                ========== ========== ==========

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES

  Effective April 3, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 109, "Accounting for Income Taxes." Under SFAS 106, the Company changed from the cash basis of accounting for postretirement benefits other than pensions to the accrual of the estimated costs of such benefits during the period that covered employees render services (see Note 5). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the "deferred method" to the "asset and liability method." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases (see Note 6).

RECLASSIFICATIONS

  Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current presentation.

NOTE 2--RECEIVABLES

  Receivables consist of the following:

                                                              MARCH 31 APRIL 1
                                                                1995     1994
                                                              -------- --------
                                                                IN THOUSANDS
     Billed trade accounts................................... $637,580 $505,449
     Recoverable amounts under contracts in progress.........  157,838  122,711
     Other receivables.......................................   29,545   37,093
                                                              -------- --------
                                                              $824,963 $665,253
                                                              ======== ========

  Amounts due under long-term contracts include the following items:

                                                              MARCH 31 APRIL 1
                                                                1995     1994
                                                              -------- --------
                                                                IN THOUSANDS
     Included in billed trade accounts receivable:
       Amounts retained in accordance with contract terms,
        due upon completion or other specified event......... $  6,496 $  9,735
                                                              ======== ========
     Included in recoverable amounts under contracts in
      progress:
       Amounts on fixed price contracts not billable in ac-
        cordance with contract terms until some future date.. $ 69,807 $ 63,714
       Excess of costs over provisional billings, awaiting
        clearance for final billing or future negotiation....   10,786   11,369
       Accrued award fees....................................    9,546    7,597
       Amounts retained in accordance with contract terms,
        due upon completion or other specified event.........    7,358    6,440
       Amounts on completed work, negotiated and awaiting
        contractual document.................................    2,754    2,996
       Unrecovered costs related to claims...................    9,569   12,029
                                                              -------- --------
                                                              $109,820 $104,145
                                                              ======== ========

                         COMPUTER SCIENCES CORPORATION

NOTE 2--RECEIVABLES (CONTINUED)

  The recoverable amounts under contracts in progress which have not yet been billed comprise amounts of contract revenue not billable at the balance sheet date. Such amounts generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer.

  All items relating to long-term contracts shown above are expected to be collected during fiscal 1996 except for $9,569,000 of unrecovered costs related to claims and $60,916,000 of other items to be collected during 1997 and thereafter. The unrecovered costs related to claims are recorded at net realizable value and consist primarily of amounts due under long-term contracts which are pending determination by negotiation or legal proceedings.

NOTE 3--DEBT

SHORT-TERM

  At March 31, 1995, the Company has uncommitted lines of credit of $80,000,000 with domestic banks. As of March 31, 1995, the Company had no borrowings outstanding under these lines of credit. The Company also has committed lines of credit of $70,000,000 with certain foreign banks; as of March 31, 1995, the Company had $28,896,000 of borrowings outstanding under these lines of credit. Interest rates approximate the applicable prime rate. These short-term lines of credit carry no commitment fees or significant covenants. At March 31, 1995, the weighted average interest rate on these short-term lines of credit and on the Company's short-term commercial paper ($97,421,000 at March 31, 1995) was 6.1%. At April 1, 1994, the rate was 8.5%.

LONG-TERM

                                                   MARCH 31, 1995 APRIL 1, 1994
                                                   -------------- -------------
                                                           IN THOUSANDS
      Commercial paper............................    $150,000      $250,000
      6.8% term notes.............................     150,000
      8.95% Senior Notes..........................      10,000        15,000
      8.85% Belgian term loan.....................                    25,959
      Capitalized lease liabilities, at varying
       interest rates, payable in monthly
       installments through fiscal 2000...........       6,223         9,833
      Notes payable, at varying interest rates
       through fiscal 2000........................       5,205         5,237
                                                      --------      --------
      Total long-term debt........................     321,428       306,029
      Less current maturities.....................      11,111        32,685
                                                      --------      --------
                                                      $310,317      $273,344
                                                      ========      ========

  During September 1994, CSC Enterprises (see Note 10) entered into new credit agreements to provide standby support for the commercial paper program. The standby agreements expire during September 1995 and September 1998 in the amounts of $100 million and $150 million, respectively. During April 1994, CSC Enterprises borrowed $150 million through a 144A Private Placement offering of 6.8% fixed rate term notes due April 15, 1999.

  The Senior Notes require annual repayments of $5,000,000 through 1997. Any optional prepayment requires a prepayment premium.

  Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are $13,439,000 (1995) and $9,194,000 (1994), less accumulated amortization of $7,370,000 and $5,259,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 3--DEBT (CONTINUED)

  Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $254 million of retained earnings were available for cash dividends at March 31, 1995.

  The carrying value of the Company's long-term debt is $321 million at March 31, 1995, as shown above. The corresponding fair value, as defined by Statement of Financial Accounting Standards No. 107, approximates the carrying value using the current rates available to the Company for debt of the same remaining maturities.

  Maturities of long-term debt are $11,111,000 (1996), $8,120,000 (1997),
$1,111,000 (1998), $150,926,000 (1999) and $150,160,000 (2000).

NOTE 4--OTHER ITEMS

  During January 1995, the Company sold its tax processing operation and incurred an after-tax loss on sale of $.9 million. The pre-tax loss of $3.7 million was reduced by related income tax effects of $2.8 million.

  Other items for fiscal 1993 are composed of (i) the Company's settlement of certain claims on completed contracts, resulting in a gain of $4.7 million in excess of estimated recoverable amounts, and (ii) provision for severance payments and restructuring charges of $5.1 million relating to the Company's European operations.

NOTE 5--RETIREMENT PLANS

PENSIONS

  The Company and its subsidiaries have several pension plans.

  A contributory, defined benefit pension plan is generally available to U.S. employees. The benefits under this plan are based on years of participation and the employee's compensation over the entire period of participation in the plan. It is the Company's funding policy to make contributions to the plan as required by applicable regulations. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. The benefits for these plans are based on years of participation and the employee's average compensation during the final years of employment. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) and a Nonemployee Director Retirement Plan which are nonqualified, noncontributory pension plans. The SERP is a defined benefit retirement plan for designated officers and key executives of the Company. It restores benefits limited by tax regulations and provides for benefits based on years of service and the participant's average compensation during a final period of employment.

  Net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

                                                        FISCAL YEAR
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                        IN THOUSANDS
   Service cost--benefits earned during the
    year........................................ $ 28,016  $ 17,238  $ 12,863
   Interest cost on projected benefit obliga-
    tion........................................   24,645    14,097    11,278
   Actual return on assets......................  (10,425)  (20,036)  (14,069)
   Net amortization and deferral:
     Amortization of initial net asset gains....     (520)     (529)     (290)
     Amortization of prior service costs........    1,393       678       411
     Amortization of net loss (gain)............      613         6       (97)
     Asset (loss) gain deferred.................  (15,704)    4,520     2,213
     SFAS 88 curtailment........................   (2,090)
                                                 --------  --------  --------
   Net periodic pension cost.................... $ 25,928  $ 15,974  $ 12,309
                                                 ========  ========  ========

                         COMPUTER SCIENCES CORPORATION

NOTE 5--RETIREMENT PLANS (CONTINUED)

  The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                 FISCAL YEAR
                           -------------------------------------------------------
                                      1995                        1994
                           --------------------------- ---------------------------
                           ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                            ACCUMULATED     BENEFIT     ACCUMULATED     BENEFIT
                              BENEFIT     OBLIGATIONS     BENEFIT     OBLIGATIONS
                            OBLIGATIONS  EXCEED ASSETS  OBLIGATIONS  EXCEED ASSETS
                           ------------- ------------- ------------- -------------
                                                IN THOUSANDS
Actuarial present value
 of benefit obligations:
  Vested benefit obliga-
   tion..................    $(240,733)    $(21,564)     $(182,271)    $ (6,695)
                             =========     ========      =========     ========
  Accumulated benefit ob-
   ligation..............    $(262,550)    $(30,281)     $(196,281)    $(16,531)
                             =========     ========      =========     ========
Projected benefit obliga-
 tion....................    $(318,253)    $(33,217)     $(227,684)    $(18,849)
Plan assets at fair mar-
 ket value...............      322,970        8,981        233,348
                             ---------     --------      ---------     --------
Projected benefit obliga-
 tion less than (in ex-
 cess of) plan assets....        4,717      (24,236)         5,664      (18,849)
Unrecognized net loss.....      13,972        2,654          6,063        1,688
Prior service cost not
 yet recognized in net
 periodic pension cost...        2,971        5,778          3,449        5,796
Unrecognized (net asset)
 obligation being amor-
 tized over future serv-
 ice periods of plan par-
 ticipants...............         (105)       1,114           (783)       1,188
Adjustment to reflect
 minimum liability.......                    (8,634)                     (7,808)
Contribution in fourth
 fiscal quarter..........          323                         198
                             ---------     --------      ---------     --------
Pension asset (liabili-
 ty).....................    $  21,878     $(23,324)     $  14,591     $(17,985)
                             =========     ========      =========     ========

  Assumptions used in the accounting for the Company's plans were:

                                   FISCAL YEAR
                          --------------------------------
                            1995       1994        1993
                          ---------  ---------  ----------
PARENT COMPANY PLAN
Discount or settlement
 rate...................       8.00%      7.50%       8.00%
Rate of increase in com-
 pensation levels.......       6.25       6.00        6.00
Expected long-term rate
 of return on assets....       8.50       8.50        9.00
NON-U.S. PLANS
Discount or settlement
 rates..................  7.00-9.00  6.00-8.00  7.00- 9.00
Rates of increase in
 compensation levels....  3.50-6.50  3.50-6.00  4.50- 7.00
Expected long-term rates
 of return on assets....  7.00-9.00  6.00-9.00  7.00-10.00

  Plan assets include actively managed funds, indexed funds and short-term investment funds.

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. The Company matches a percentage of the employee's contribution within limits as defined by each plan. During fiscal 1995, 1994 and 1993, the Company contributed $14,171,000, $11,641,000, and $11,435,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 5--RETIREMENT PLANS (CONTINUED)

OTHER POSTRETIREMENT BENEFITS

  The Company provides health care and life insurance benefits for certain retired U.S. employees, generally for those employed prior to August 1992. Most non-U.S. employees are covered by government sponsored programs at no direct cost to the Company.

  As discussed in Note 1, the Company adopted SFAS 106 during fiscal 1994. Prior years' financial statements have not been restated. Under SFAS 106 the net periodic postretirement benefit costs, relating principally to retiree health care, amounted to $5,368,000 and $4,988,000 in 1995 and 1994, respectively. The amount included in expense for fiscal 1993 under the previous cash basis of accounting was $720,000.

  Net periodic postretirement benefit cost included the following components:

                                                         FISCAL YEAR
                                                        --------------
                                                         1995    1994
                                                        ------  ------
                                                        IN THOUSANDS
      Service cost, benefits earned during the period.. $  969  $  818
      Interest cost on accumulated benefit obligation..  2,885   2,586
      Actual return on plan assets.....................     (7)    (81)
      Amortization of initial obligation...............  1,633   1,633
      Amortization of net loss ........................     78
      Asset (loss) gain deferred.......................   (190)     32
                                                        ------  ------
      Net provision for postretirement benefits........ $5,368  $4,988
                                                        ======  ======

  The status of the plan and amounts recognized in the Company's consolidated balance sheet are as follows:

                                                   MARCH 31, 1995 APRIL 1, 1994
                                                   -------------- -------------
                                                           IN THOUSANDS
      Actuarial present value of benefit
       obligation applicable to:
      Retirees....................................    $(19,132)     $(17,655)
      Fully eligible plan participants............      (5,291)       (6,242)
      Other active plan participants..............     (14,362)      (15,336)
                                                      --------      --------
      Accumulated postretirement benefit obliga-
       tion.......................................     (38,785)      (39,233)
      Plan assets at fair market value............       4,016         2,385
                                                      --------      --------
      Accumulated postretirement benefit
       obligation in excess of plan assets........     (34,769)      (36,848)
      Unrecognized net (gain) loss................        (843)        2,807
      Unrecognized transition obligation..........      28,625        30,258
                                                      --------      --------
      Accrued postretirement benefit liability....    $ (6,987)     $ (3,783)
                                                      ========      ========

  The assumed rate of return on plan assets was 7.0% and the discount rate used to estimate the accumulated postretirement benefit obligation was 8% and 7.5% for fiscal 1995 and 1994, respectively. The assumed health care cost trend rate used in measuring the expected benefit obligation was 10.0% for fiscal 1995, declining to 5.0% for 2004 and thereafter. A one-percentage point change in the assumed health care cost trend rate would increase or decrease the accumulated postretirement benefit obligation as of March 31, 1995, and the net periodic postretirement benefit cost for fiscal year 1995 by $3,927,000 and $361,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 6--INCOME TAXES

  As discussed in Note 1, the Company adopted SFAS 109 during fiscal 1994. Prior years' financial statements have not been restated.

  The sources of income (loss) before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                          FISCAL YEAR
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                          IN THOUSANDS
   Domestic entities.............................. $177,702  $159,323  $150,406
   Entities outside the United States.............   (3,990)  (10,240)  (22,157)
                                                   --------  --------  --------
                                                   $173,712  $149,083  $128,249
                                                   ========  ========  ========

  The provisions for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                             FISCAL YEAR
                                                       ------------------------
                                                       1995(A)   1994    1993
                                                       -------  ------- -------
                                                            IN THOUSANDS
   Current portion:
     Federal.......................................... $46,045  $38,109 $43,221
     State............................................   5,983    5,592   6,122
     Foreign..........................................    (142)     164
                                                       -------  ------- -------
                                                        51,886   43,865  49,343
                                                       -------  ------- -------
   Deferred portion:
     Federal..........................................   9,864   13,647     839
     State............................................   1,223      641     (82)
                                                       -------  ------- -------
                                                        11,087   14,288     757
                                                       -------  ------- -------
   Total provision for taxes.......................... $62,973  $58,153 $50,100
                                                       =======  ======= =======

- --------
(a) Classification between and within current and deferred portions is subject to revision based upon data contained in tax returns as filed.

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                FISCAL YEAR
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
   Statutory rate............................................. 35.0% 35.0% 34.0%
   State income tax, less effect of federal deduction.........  2.7   2.7   3.1
   Goodwill amortization......................................  1.4   1.4   2.1
   Utilization of tax credits................................. (1.1)  (.4) (3.1)
   Tax benefit of loss on sale................................  (.8)
   Foreign losses without tax benefits........................   .1   2.0   5.9
   Tax-exempt investments.....................................  (.1) (1.0)  (.9)
   Effect of U.S. tax law change..............................         .9
   Other......................................................  (.9) (1.6) (2.0)
                                                               ----  ----  ----
   Effective tax rate......................................... 36.3% 39.0% 39.1%
                                                               ====  ====  ====

                         COMPUTER SCIENCES CORPORATION

NOTE 6--INCOME TAXES (CONTINUED)

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                    MARCH 31, 1995 APRIL 1, 1994
                                                    -------------- -------------
                                                           (IN THOUSANDS)
   Deferred tax assets (liabilities)
     Deferred income...............................   $   2,552      $  4,536
     Employee benefits.............................         671         3,880
     Provisions for contract settlement............       7,517         6,717
     Currency exchange.............................      (7,429)        4,231
     Other assets..................................       6,663        10,983
     Contract accounting...........................     (53,129)      (44,786)
     Depreciation and amortization.................     (29,964)      (31,192)
     Prepayments...................................      (8,064)       (9,318)
     Employee benefits.............................     (11,933)       (5,834)
     Other liabilities.............................     (10,851)      (14,571)
                                                      ---------      --------
   Total deferred taxes............................   $(103,967)     $(75,354)
                                                      =========      ========

  Of the above deferred amounts, $51,366,000 and $39,776,000 are included in current income taxes payable at March 31, 1995 and April 1, 1994, respectively.

  Prior to the change in accounting method, the sources of deferred tax items and the corresponding tax effects during fiscal 1993 were as follows:

                                                                   FISCAL YEAR
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
      Effect of timing of contract income recognition for tax
       purposes.................................................     $   918
      Timing difference on recognition of claim settlement and
       provision for reserves between financial and tax report-
       ing......................................................      (1,365)
      Effect of depreciation and amortization recorded for tax
       purposes in excess of amounts recorded for financial re-
       porting..................................................         639
      Employee benefit expenses taken for tax purposes in excess
       of the amount recorded for financial reporting...........         882
      Change in deferred state income taxes.....................       1,518
      Other.....................................................      (1,835)
                                                                     -------
          Net increase for the year.............................     $   757
                                                                     =======

  During fiscal 1995, the Company and the Internal Revenue Service reached a settlement with respect to the Service's examination of the federal consolidated tax returns for fiscal 1985 and 1986. The settlement resulted in no significant adjustment to the financial statements. Currently, the Service is conducting an examination of the Company's consolidated tax returns for fiscal 1987 through 1991. Management believes that the current examination will not have a significant effect on the financial statements.

                         COMPUTER SCIENCES CORPORATION

NOTE 7--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $111,812,000 (1995), $83,113,000 (1994), and $66,592,000 (1993).

  Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 1995 are as follows (in thousands):

      FISCAL YEAR                                          REAL ESTATE EQUIPMENT
      -----------                                          ----------- ---------
      1996................................................  $ 65,395    $26,184
      1997................................................    51,818     17,921
      1998................................................    40,983      9,336
      1999................................................    27,914      3,243
      2000................................................    22,373      1,540
      Thereafter to 2021..................................    59,715
                                                            --------    -------
                                                            $268,198    $58,224
                                                            ========    =======

CONTINGENCIES

  The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's financial position.

NOTE 8--STOCK OPTIONS AND STOCK RIGHTS

  The Company currently has six plans under which options to purchase shares of the Company's common stock have been or may be granted to officers and key managerial and technical employees of the Company and its subsidiaries. The plans authorize the issuance of up to 1,800,000 (for each of the 1978, 1980 and 1984 plans), 2,250,000 (1987 plan) and 3,000,000 shares (for each of the 1990 and 1992 plans). Only non-qualified options may be issued under the 1978 plan; however, either incentive stock options or non-qualified options may be issued under the 1980, 1984, 1987, 1990 and 1992 plans. Option prices under all plans other than the 1987, 1990 and 1992 plans are to be at 100% of the fair market value of such shares on the date of grant except for 600,000 shares under the 1978 plan and 300,000 shares under the 1984 plan, which may be granted at a price of $1.00 per share. The 1987, 1990 and the 1992 plans provide for the granting of stock options or stock appreciation rights or the sale of restricted stock, or any combination thereof, at fair market value or less than fair market value.

                         COMPUTER SCIENCES CORPORATION

NOTE 8--STOCK OPTIONS AND STOCK RIGHTS (CONTINUED)

  At March 31, 1995 options for the purchase of 5,147,185 shares of the Company's common stock were outstanding, of which 1,713,485 were exercisable; 1,013,392 shares of common stock were available for the granting of future options. The status of all optioned shares is as follows:

                                                        FISCAL YEAR
                                               -------------------------------
                                                 1995       1994       1993
                                               ---------  ---------  ---------
Outstanding--beginning of year................ 4,880,938  4,226,475  3,906,045
Granted during year, at prices ranging from
 $32.13 to $51.88 (1995), $l.00 to $39.88
 (1994), $1.00 to $26.04 (1993)............... 1,137,900  1,590,500  1,207,500
Exercised during year, at prices ranging from
 $1.00 to $39.50 (1995), $l.00 to $24.67
 (1994), $1.00 to $21.75 (1993)...............  (580,353)  (795,697)  (732,870)
Canceled during year, at prices ranging from
 $1.00 to $46.75 (1995), $12.58 to $24.96
 (1994), $5.04 to $19.25 (1993)...............  (291,300)  (140,340)  (154,200)
                                               ---------  ---------  ---------
Outstanding--end of year, at prices ranging
 from $1.00 to $51.88, all years.............. 5,147,185  4,880,938  4,226,475
                                               =========  =========  =========
Average price of outstanding options.......... $   25.70  $   20.70  $   17.44
                                               =========  =========  =========

  As of March 31, 1995, 216,750 shares of the Company's restricted stock were outstanding under the 1987, 1990 and 1992 stock incentive plans, which are net of shares repurchased by the Company from terminated employees and shares for which the restrictions have lapsed. Restrictions expire between four and seven years from the date of issuance. Market prices on the dates of award ranged from $12.75 to $34.38.

STOCK RIGHTS

  Pursuant to the Company's stockholder rights plan, one right for each outstanding share of common stock was issued to stockholders of record on January 3, 1989. Under the plan, the rights are not currently exercisable. On the tenth business day after any person or entity acquires 20% or more of CSC's common stock, each right (other than rights held by the 20% stockholder) will become exercisable to purchase one share of CSC common stock at 10% of the then-current market value. The plan has been amended to give effect to the 3-for-1 stock split effective December 1993.

  The rights expire December 21, 1998, and can be redeemed by decision of the Board of Directors at one cent per right at any time before the first date on which they become exercisable.

NOTE 9--SEGMENT REPORTING

  The Company's business involves operations in principally one industry segment, providing information technology consulting, systems integration and outsourcing. The following data has been segmented between operations within the United States and operations outside the United States. The non-United States operations are located primarily in Western Europe and also in Australia and the Middle East. The segmentation uses allocation methods that are considered to be in compliance with the segment reporting requirements of Statement of Financial Accounting Standards No. 14.

                         COMPUTER SCIENCES CORPORATION

                                                  FISCAL YEAR
                          -----------------------------------------------------------
                                 1995                1994                1993
                          ------------------- ------------------- -------------------
                                       NON-                NON-                NON-
                            UNITED    UNITED    UNITED    UNITED    UNITED    UNITED
                            STATES    STATES    STATES    STATES    STATES    STATES
                          ---------- -------- ---------- -------- ---------- --------
                                                 IN THOUSANDS
Revenues................  $2,659,187 $713,315 $2,261,973 $320,697 $2,244,701 $235,146
Operating profit (loss).     228,889   10,514    186,321    5,333    188,273  (15,929)
Depreciation and amorti-
 zation.................     121,246   51,379    112,710   17,994    106,781   11,887
Identifiable assets at
 year-end...............   1,489,016  844,644  1,179,388  626,992  1,151,828  301,818
Additions to property
 and equipment..........     131,679   61,646     98,902   19,733     89,666    5,757

  Operating profit is generally calculated as total revenue less operating expenses, without adding or deducting corporate general and administrative costs, interest income and expense, income taxes, or other items.

  The Company derives a major portion of its revenues from departments and agencies of the United States government. At March 31, 1995, approximately 40% of the Company's accounts receivable were due from the federal government. Federal government revenues by agency/department are as follows:

                                                  FISCAL YEAR
                          -----------------------------------------------------------
                                 1995                1994                1993
                          ------------------- ------------------- -------------------
                                     PERCENT             PERCENT             PERCENT
                            AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                          ---------- -------- ---------- -------- ---------- --------
                                                 IN THOUSANDS
Department of Defense...  $  823,812    24%   $  693,172    27%   $  675,721    27%
National Aeronautics and
 Space Administration...     312,377     9       221,977     9       260,674    11
Other civil agencies....     353,206    11       308,041    12       318,034    13
                          ----------   ---    ----------   ---    ----------   ---
  Total.................  $1,489,395    44%   $1,223,190    48%   $1,254,429    51%
                          ==========   ===    ==========   ===    ==========   ===

NOTE 10--AGREEMENTS WITH EQUIFAX

  During fiscal 1989, the Company signed an agreement with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. ("ECIS") under which certain of the Company's wholly owned subsidiaries (collectively, the "Bureaus"), would become affiliated credit bureaus of ECIS and use ECIS' credit reporting system. The Bureaus retain ownership of their credit files and continue to receive the revenues generated from the sale of credit information they contain. The Bureaus pay ECIS a fee for maintaining the files and for each report supplied.

  The agreement provides the Company with an option to sell its credit reporting and collection businesses to ECIS. This option requires six months' advance notice and expires August 1, 2013. The option price is determined in accordance with the following schedule: on or before July 31, 1995, at the higher of $365 million increased for acquisitions, or a price determined by certain financial formulas; after July 31, 1995, through July 31, 1998, at the price determined by such financial formulas; thereafter, at appraised value. At March 31,1995, the price as determined by financial formulas approximated $461 million. The $365 million minimum, when adjusted for acquisitions, approximated $384 million.

  The agreement is for a 10-year term, renewable indefinitely at the option of the Company for successive 10-year periods. In the event the Company does not renew or does not exercise its option to sell, or if there is a change in control of the Company, ECIS has the option to purchase the Company's credit reporting and collection businesses, as described above.

                         COMPUTER SCIENCES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
NOTE 10--AGREEMENTS WITH EQUIFAX (CONTINUED)

  Effective December 1990 the Company, through affiliates, formed a general partnership with affiliates of Equifax Inc. and a third party, Merel Corporation. The partnership was formed to operate the Company's credit services operations and to carry out other business strategies through acquisition and investment. The Company, through affiliates, has a 97.1% interest in the partnership, named CSC Enterprises, and is the managing general partner. The Company's rights under the 1988 agreement remain exercisable through the partnership in accordance with the original terms.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

COMPUTER SCIENCES CORPORATION

                                                  FISCAL 1995
                                -----------------------------------------------
                                LST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                     IN THOUSANDS EXCEPT PER-SHARE AMOUNTS
Revenues.......................  $738,145    $788,486    $827,901   $1,017,970
Income before taxes............    35,196      36,973      43,328       58,215
Net earnings...................    21,822      22,923      26,748       39,246
Net earnings per share.........      0.42        0.44        0.51         0.72
                                                  FISCAL 1994
                                -----------------------------------------------
                                LST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
Revenues.......................  $608,096    $622,310    $621,361   $  730,903
Income before taxes............    29,897      31,390      34,961       52,835
Net earnings:
  Before cumulative effect of
   accounting change for income
   taxes.......................    18,162      18,267      21,676       32,825
  Total........................    23,062      18,267      21,676       32,825
Net earnings per share:
  Before cumulative effect of
   accounting change for income
   taxes.......................      0.36        0.36        0.42         0.63
  Total........................      0.45        0.36        0.42         0.63
                                                  FISCAL 1993
                                -----------------------------------------------
                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
Revenues.......................  $605,122    $616,038    $608,364   $  650,323
Income before taxes............    26,160      27,748      30,480       43,861
Net earnings...................    16,088      17,135      18,821       26,105
Net earnings per share.........      0.32        0.34        0.37         0.52

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on August 14, 1995, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1995, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Item 14(a) The following documents are filed as part of this report:

           1 and 2. Financial Statements and Financial Statement Schedules:
                 These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (Item
                 8).

                                                                          PAGE
                                                                          ----
  3.    Exhibits:
  3.1   Restated Articles of Incorporation                                (d)
  3.2   Amendment to Restated Articles of Incorporation                   (k)
  3.3   By-Laws, dated and effective January 31, 1993
 10.1   Annual Management Incentive Plan                                  (a)
 10.2   1978 Stock Option Plan
 10.3   Amendment Nos. 1 and 2 to the 1978 Stock Option Plan
 10.4   Amendment No. 3 to the 1978 Stock Option Plan                     (c)
 10.5   1980 Stock Option Plan
 10.6   Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan        (b)
 10.7   Amendment No. 5 to the 1980 Stock Option Plan                     (c)
 10.8   1984 Stock Option Plan                                            (h)
 10.9   Amendment No. 1 to the 1984 Stock Option Plan                     (b)
 10.10  Amendment No. 2 to the 1984 Stock Option Plan                     (c)
 10.11  1987 Stock Incentive Plan                                         (c)
 10.12  Schedule to the 1987 Stock Incentive Plan for United Kingdom
        personnel                                                         (c)
 10.13  1990 Stock Incentive Plan                                         (i)
 10.14  1992 Stock Incentive Plan                                         (l)
 10.15  Amendment No. 1 to the 1992 Stock Incentive Plan
 10.16  Form of Indemnification Agreement for Directors                   (e)
 10.17  Form of Indemnification Agreement for Officers
 10.18  $250,000,000 Credit Agreement dated as of October 31, 1991        (e)
 10.19  Guaranty Agreement dated as of October 31, 1991                   (e)
 10.20  Information Technology Services Agreements and Stock Purchase
        Agreement with General
        Dynamics Corporation, dated as of November 4, 1991                (j)
 10.21  Restated Supplemental Executive Retirement Plan, dated June 1,
        1993                                                              (f)
 10.22  Restated Rights Agreement dated as of December 21, 1988, as
        amended December 6, 1993                                          (g)
 10.23  $100 million Credit Agreement dated as of November 2, 1993        (g)
 10.24  Guaranty Agreement (Short Term Facility)                          (g)
 10.25  $150 million Credit Agreement dated as of November 2, 1993        (g)
 10.26  Guaranty Agreement (Long Term Facility)                           (g)
 10.27  $100 million Credit Agreement dated as of September 15, 1994, filed herewith
 10.28  $150 million Credit Agreement dated as of September 15, 1994, filed herewith
 10.29  $100 million Credit Agreement dated as of January 3, 1995, filed herewith
 11     Calculation of Primary and Fully Diluted Earnings Per Share
 21     Significant Active Subsidiaries and Affiliates of the Regis-
        trant
 23     Independent Auditors' Consent
 27     Article 5 Financial Data Schedule
 99.1   Annual Report on Form 11-K for the Matched Asset Plan of Com-
        puter Sciences Corporation
 99.2   Annual Report on Form 11-K for Computer Sciences Corporation
        CSC Outsourcing Inc. Hourly Savings Plan
 99.3   Annual Report on Form 11-K for CSC Credit Services, Inc. Em-
        ployee Savings Plan (to be filed at a later date)

Notes to Exhibit Index:

  (a)-(g) These exhibits are incorporated herein by reference from the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

      (a) March 30, 1984                   (e)April 3, 1992
      (b) April 3, 1987                    (f)April 2, 1993
      (c) April 1, 1988                    (g)April 1, 1994
      (d) March 31, 1989

  (h) These exhibits are incorporated herein by reference from the Company's Form S-8 filed with the Commission as of August 17, 1984.
  (i) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 15, 1990.
  (j) This exhibit is incorporated herein by reference from the Company's Form 8-K filed on November 4, 1991.
  (k) This exhibit is incorporated herein by reference from the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
  (l) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 12, 1992

ITEM 14(B) REPORTS ON FORM 8-K:

  There were two filings on Form 8-K during the fourth quarter of fiscal 1995. A filing dated January 19, 1995 announced the retirement of William R. Hoover, the Company's chief executive officer, to be succeeded by Van B. Honeycutt, the Company's president and chief operating officer. A second filing, dated January 20, 1995, included the Company's routine press release for its fiscal third quarter earnings, filed in connection with a previously filed registration statement.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COMPUTER SCIENCES CORPORATION
                                          Registrant

Dated June 12, 1995                                 /s/ Hayward D. Fisk
                                          By: _________________________________
                                                     Hayward D. Fisk,
                                                      Vice President,
                                               General Counsel and Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated June 12, 1995                               /s/ William R. Hoover
                                          -------------------------------------
                                                   William R. Hoover,
                                           Chairman of the Board and Director

Dated June 12, 1995                               /s/ Van B. Honeycutt
                                          -------------------------------------
                                                    Van B. Honeycutt,
                                           President, Chief Executive Officer
                                                      and Director

Dated June 12, 1995                                 /s/ Leon J. Level
                                          -------------------------------------
                                                     Leon J. Level,
                                             Vice President, Chief Financial
                                                  Officer and Director

Dated June 12, 1995
                                                   /s/ Denis M. Crane
                                          -------------------------------------
                                                     Denis M. Crane,
                                              Vice President and Controller

Dated June 12, 1995                                /s/ Howard P. Allen
                                          -------------------------------------
                                                    Howard P. Allen,
                                                        Director

Dated June 12, 1995                             /s/ Irving W. Bailey, II
                                          -------------------------------------
                                                  Irving W. Bailey, II,
                                                        Director

Dated June 12, 1995                               /s/ Richard C. Lawton
                                          -------------------------------------
                                                   Richard C. Lawton,
                                                        Director

Dated June 12, 1995                              /s/ F. Warren McFarlan
                                          -------------------------------------
                                                   F. Warren McFarlan,
                                                        Director

Dated June 12, 1995                                /s/ James R. Mellor
                                          -------------------------------------
                                                    James R. Mellor,
                                                        Director

                                          -------------------------------------
                                                    Alvin E. Nashman,
                                                        Director

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
             ADDITIONAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED MARCH 31, 1995

NOTE--STOCK OPTIONS AND OTHER STOCK INCENTIVE AWARDS (ADDITIONAL INFORMATION)

  Additional information with respect to common stock options as described in
Note 8 of the Consolidated Financial Statements is as follows, as restated to reflect a 200% stock dividend:

  At March 31, 1995, April 1, 1994, and April 2, 1993, 1,013,392, 1,857,742
and 3,280,902 shares, respectively, were available for the granting of future options.

  The options to be granted and the option prices are established by the Stock Option Committee (the "Committee"), appointed by the Board of Directors in accordance with the terms of the stock option plans. The stock option plans also provide whether and under what circumstances such prices may be modified.

  Generally, options become exercisable in annual installments of not more than 20 percent per year commencing one year after the date of grant. However, pursuant to the terms of some plans, various exercisable installments and vesting periods for options may be determined by the Committee. All options remain exercisable no longer than 10 years and 30 days after the date of grant.

  All restrictions against transfer of shares of common stock granted or sold pursuant to restricted stock awards will lapse in accordance with a schedule or other conditions as determined by the Stock Option Committee at the time of the award.

  For the three years ended March 31, 1995, the maximum number of cumulative options which were exercisable but had not been exercised is as follows:

                                                         NO. OF
      YEAR ENDED                                         SHARES   PURCHASE PRICE
      ----------                                        --------- --------------
      March 31, 1995................................... 1,713,485 $1.00--$39.88
      April 1, 1994.................................... 1,224,038  1.00-- 26.88
      April 2, 1993.................................... 1,061,415  1.00-- 26.88

  For the three years ended March 31, 1995, options for the purchase of shares were exercised as follows:

                                                            MARKET PRICE ON
                                      PURCHASE PRICE         DATE EXERCISED
                           NO. OF  --------------------- ----------------------
      YEAR ENDED           SHARES    PER SHARE   AVERAGE   PER SHARE    AVERAGE
      ----------           ------- ------------- ------- -------------- -------
      March 31, 1995...... 580,353 $1.00--$39.50 $17.71  $37.00--$52.13 $45.45
      April 1, 1994....... 795,697  1.00-- 24.67  15.83   24.17-- 41.50  30.91
      April 2, 1993....... 732,870  1.00-- 21.75  11.95   19.88-- 26.71  25.18

  Options currently outstanding were granted at both the fair market value on the date of grant and below market value. The expiration dates for these options range from June 10, 1995 through March 23, 2005.

                                                             MARKET PRICE AT
                                       PURCHASE PRICE          GRANT DATE
      OPTIONS OUT-         NO. OF   --------------------- ---------------------
      STANDING AS OF       SHARES     PER SHARE   AVERAGE   PER SHARE   AVERAGE
      --------------      --------- ------------- ------- ------------- -------
      March 31, 1995..... 5,147,185 $1.00--$51.88 $25.70  $5.25--$51.88 $25.92
      April 1, 1994...... 4,865,938  1.00-- 39.88  20.68   4.21-- 39.88  21.02
      April 2, 1993...... 4,226,475  1.00-- 26.88  17.44   4.21-- 26.88  17.97

  As of March 31, 1995, 216,750 shares of Company restricted stock were outstanding under the 1987, 1990 and 1992 stock incentive plans, which are net of shares repurchased by the Company from terminated employees and shares for which the restrictions have lapsed. Restrictions expire seven years from the date of issuance. The market prices on the dates of awards ranged from $12.75 to $34.38.

  An option granted at the fair market value of the common stock of the Company on the date such option is granted is not recorded on the books prior to the exercise of such option. For stock options granted at a price below market value and restricted stock sold for less than fair market value, the difference between the exercise or sale price and fair market value of such shares is charged to a prepaid compensation account and credited to a deferred compensation liability account on the date such options are granted or restricted shares are sold. The prepaid amount for the stock options is amortized to expense over 60 months, the period during which the option becomes fully exercisable. For the restricted stock, the prepaid amount is amortized to expense in accordance with the period of restriction as determined by the Committee at the time of the award. Upon the exercise of the option or the lapsing of the restriction, the related deferred compensation liability amount is reduced and the offsetting amounts are credited to stockholders' equity. When options are exercised in the various plans to purchase Company stock, the shares issued are new issues. Each new share issued is recorded as an increase to the capital stock account at par value and the amount by which the option price exceeds the par value is an increase to additional paid-in capital. Shares submitted in payment of the purchase price and shares surrendered from those being exercised in payment of taxes are valued at market on the date of exercise and recorded as an increase to the treasury stock.

  Upon the exercise of non-qualified stock options, the difference between the option price and market price as of the date of exercise is available as a deduction for federal income tax purposes. Upon the lapse of the periods of restriction of restricted stock, the difference between the restricted stock sale price and the market price as of the date the restrictions lapse is available as a deduction for federal income tax purposes. Tax savings resulting therefrom are recorded as additional paid-in capital.

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED MARCH 31, 1995

                                                      ADDITIONS
                                              -------------------------
                               BALANCE,       CHARGED TO COST                        BALANCE,
                          BEGINNING OF PERIOD  AND EXPENSES   OTHER (1) DEDUCTIONS END OF PERIOD
                          ------------------- --------------- --------- ---------- -------------
                                                       IN THOUSANDS
Year ended March 31,
 1995
Allowance for doubtful
 receivables............        $32,244           $ 7,658      $  809    $10,279      $30,432
Year ended April 1, 1994
Allowance for doubtful
 receivables............        $20,308           $10,123      $7,677    $ 5,864      $32,244
Year ended April 2, 1993
Allowance for doubtful
 receivables............        $16,298           $ 6,328      $  231    $ 2,549      $20,308

- --------
(1) All years include balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

                                 EXHIBIT INDEX

  3.1   Restated Articles of Incorporation                                  (d)
  3.2   Amendment to Restated Articles of Incorporation                     (k)
  3.3   By-Laws, dated and effective January 31, 1993
 10.1   Annual Management Incentive Plan                                    (a)
 10.2   1978 Stock Option Plan
 10.3   Amendment Nos. 1 and 2 to the 1978 Stock Option Plan
 10.4   Amendment No. 3 to the 1978 Stock Option Plan                       (c)
 10.5   1980 Stock Option Plan
 10.6   Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan          (b)
 10.7   Amendment No. 5 to the 1980 Stock Option Plan                       (c)
 10.8   1984 Stock Option Plan                                              (h)
 10.9   Amendment No. 1 to the 1984 Stock Option Plan                       (b)
 10.10  Amendment No. 2 to the 1984 Stock Option Plan                       (c)
 10.11  1987 Stock Incentive Plan                                           (c)
 10.12  Schedule to the 1987 Stock Incentive Plan for United Kingdom        (c)
        personnel
 10.13  1990 Stock Incentive Plan                                           (i)
 10.14  1992 Stock Incentive Plan                                           (l)
 10.15  Amendment No. 1 to the 1992 Stock Incentive Plan
 10.16  Form of Indemnification Agreement for Directors                     (e)
 10.17  Form of Indemnification Agreement for Officers
 10.18  $250,000,000 Credit Agreement dated as of October 31, 1991          (e)
 10.19  Guaranty Agreement dated as of October 31, 1991                     (e)
 10.20  Information Technology Services Agreements and Stock Purchase
        Agreement with General
        Dynamics Corporation, dated as of November 4, 1991                  (j)
 10.21  Restated Supplemental Executive Retirement Plan, dated June 1,      (f)
        1993
 10.22  Restated Rights Agreement dated as of December 21, 1988, as
        amended December 6, 1993                                            (g)
 10.23  $100 million Credit Agreement dated as of November 2, 1993          (g)
 10.24  Guaranty Agreement (Short Term Facility)                            (g)
 10.25  $150 million Credit Agreement dated as of November 2, 1993          (g)
 10.26  Guaranty Agreement (Long Term Facility)                             (g)
 10.27  $100 million Credit Agreement dated as of September 15, 1994, filed herewith
 10.28  $150 million Credit Agreement dated as of September 15, 1994, filed herewith
 10.29  $100 million Credit Agreement dated as of January 3, 1995, filed herewith
 11     Calculation of Primary and Fully Diluted Earnings Per Share
 21     Significant Active Subsidiaries and Affiliates of the Registrant
 23     Independent Auditors' Consent
 27     Article 5 Financial Data Schedule
 99.1   Annual Report on Form 11-K for the Matched Asset Plan of Com-
        puter Sciences Corporation
 99.2   Annual Report on Form 11-K for Computer Sciences Corporation CSC
        Outsourcing Inc. Hourly Savings Plan
 99.3   Annual Report on Form 11-K for CSC Credit Services, Inc. Em-
        ployee Savings Plan (to be filed at a later date)

Notes to Exhibit Index:

  (a)-(g) These exhibits are incorporated herein by reference from the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

     (a)March 30, 1984                    (e)April 3, 1992
     (b)April 3, 1987                     (f)April 2, 1993
     (c)April 1, 1988                     (g)April 1, 1994
     (d)March 31, 1989

  (h) These exhibits are incorporated herein by reference from the Company's Form S-8 filed with the Commission as of August 17, 1984.
  (i) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 15, 1990.
  (j) This exhibit is incorporated herein by reference from the Company's Form 8-K filed on November 4, 1991.
  (k) This exhibit is incorporated herein by reference from the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
  (l) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 12, 1992