Form 10-Q
period 1995-06-30
COMPUTER SCIENCES CORP
filed 1995-08-11
CIK 23082

Form 10-Q

















































		    SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C. 20549




		Quarterly Report Under Section 13 or 15(d)
		  of the Securities Exchange Act of 1934



		       QUARTER ENDED JUNE 30, 1995

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

55,469,048 shares of Common Stock, $1.00 par value, were outstanding on June 30, 1995.

			COMPUTER SCIENCES CORPORATION

			    Index to Form 10-Q


							      Page
							     Number

Part I.   Financial Information

      Consolidated Condensed Balance Sheets -
	 June 30, 1995 and March 31, 1995                        3

      Consolidated Condensed Statements of Income -
	 First quarter ended June 30, 1995 and July 1, 1994      4

      Consolidated Condensed Statements of Cash Flows -
	 First quarter ended June 30, 1995 and July 1, 1994      5

      Notes to Consolidated Condensed Financial Statements       6

      Management's Discussion and Analysis of Results of
	 Operations and Financial Condition                      8


Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K                 10

      Exhibit 11 - Calculation of Earnings Per Share            11

      Exhibit 27 - Financial Data Schedule                      12

      Exhibit 28 - Additional Information - Revenues
		    by Market Sector                            13


Signatures                                                      14

			 PART I. FINANCIAL INFORMATION
			 COMPUTER SCIENCES CORPORATION
		     CONSOLIDATED CONDENSED BALANCE SHEETS
			       ($ in thousands)
				     ASSETS
						      June 30        March 31
							1995           1995
						    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $27,239       $155,310
  Receivables                                           930,740        824,963
  Prepaid expenses and other current assets             114,429        101,232
						    ____________   ____________
      Total current assets                            1,072,408      1,081,505
						    ____________   ____________
PROPERTY AND EQUIPMENT, at cost                         945,441        905,469
  Less-Accumulated depreciation and amortization        408,145        375,330
						    ____________   ____________
      Net property and equipment                        537,296        530,139
						    ____________   ____________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                      436,735        431,074
OTHER ASSETS                                            310,924        290,942
						    ____________   ____________
						      2,357,363      2,333,660

			 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                      $149,883       $126,317
  Current maturities of long-term debt                   11,271         11,111
  Accounts payable                                      151,849        181,983
  Accrued payroll and related costs                     152,716        152,438
  Other accrued expenses                                230,421        227,852
  Advance contract payments                              30,010         30,329
  Income taxes payable                                   42,172         47,882
						    ____________   ____________
      Total current liabilities                         768,322        777,912
						    ____________   ____________
LONG-TERM DEBT, NET                                     309,918        310,317
						    ____________   ____________
OTHER LONG-TERM LIABILITIES                             100,194         96,872
						    ____________   ____________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share         55,753         55,386
  Other stockholders' equity                          1,123,176      1,093,173
						    ____________   ____________
      Total stockholders' equity                      1,178,929      1,148,559
						    ____________   ____________
						      2,357,363      2,333,660

See accompanying notes.              - 3-

			 COMPUTER SCIENCES CORPORATION

	       CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
		    ($ in thousands except earnings per share)

						    Three Months Ended
						    ___________________________
						      June 30,       July 1,
							1995           1994
						    ____________   ____________
Revenues                                               $966,783       $738,145
						    ____________   ____________

Costs of services                                       774,381        583,661

Selling, general and
  administrative                                         85,893         75,962

Depreciation and amortization                            54,588         37,904

Interest expense                                          8,663          6,234

Interest income                                          (1,559)          (812)
						    ____________   ____________
Total costs and expenses                                921,966        702,949
						    ____________   ____________

Income before taxes                                      44,817         35,196

Taxes on income                                          17,100         13,374
						    ____________   ____________
Net earnings                                            $27,717        $21,822
						    ============   ============
						    ____________   ____________
Earnings per common share
  (Note B)                                                $0.49          $0.42
						    ============   ============







See accompanying notes.
				     - 4-

			 COMPUTER SCIENCES CORPORATION

	    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
				($ in thousands)
						    Three Months Ended
						    ___________________________
						      June 30,       July 1,
							1995           1994
						    ____________   ____________
Cash flows from operating activities:
  Net earnings                                          $27,717        $21,822
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                      54,588         37,904
      Provision for losses on accounts receivable         6,412          3,983
      Changes in assets and liabilities, net of
	effects of acquisitions:
	  Increase in assets                            (99,960)       (76,911)
	  (Decrease) increase in liabilities            (47,519)        33,713
						    ____________   ____________
Net cash (used in) provided by operating activities     (58,762)        20,511
						    ____________   ____________
Investing activities:
  Purchases of property, plant and equipment            (41,641)       (37,726)
  Acquisitions, net of cash acquired                    (22,377)        (9,228)
  Purchases of outsourcing assets                       (21,108)
   Purchased and internally developed software            (3,933)        (5,001)
  Other investing cash flows                             (6,291)        (9,275)
						    ____________   ____________
Net cash used in investing activities                   (95,350)       (61,230)
						    ____________   ____________
Financing activities:
  Paydown of commercial paper, net                       (1,338)     (113,474)
  Borrowing under lines of credit, net                   25,524        25,651
  Proceeds from term debt issuance                                    150,000
  Payment of outsourcing financing                                   (114,403)
  Principal payments on long-term debt                     (715)         (426)
  Proceeds from exercise of stock options                 3,493         2,793
  Other financing cash flows                               (923)        2,928
						    ____________   ____________
Net cash provided by (used in) financing activities      26,041        (46,931)
						    ____________   ____________

Net decrease in cash and cash equivalents              (128,071)       (87,650)

Cash and cash equivalents at beginning of year          155,310        126,820
						    ____________   ____________
Cash and cash equivalents at end of period              $27,239        $39,170
						    ============   ============



See accompanying notes.
				     - 5-

			COMPUTER SCIENCES CORPORATION

	    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
		 ($ in thousands except per share amounts)


(A) No dividends were paid during the periods presented. There were 55,752,630 shares at June 30, 1995 and 55,385,555 shares at March 31, 1995 of $1.00 par value common stock issued with 283,582 and 215,047 shares, respectively, of treasury stock.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 56,829,000 and 52,192,000 respectively, for the quarters ended June 30, 1995, and July 1, 1994 (see Part II - Exhibit 11). Fiscal 1996 amounts include the effect of a four-million-share common stock offering completed February 15, 1995.

(C) Cash payments for interest on indebtedness were $12,084 and $2,185, respectively, for the quarters ended June 30, 1995, and July 1, 1994. Cash payments for taxes on income were $12,637 and $9,131, respectively, for the quarters ended June 30, 1995, and July 1, 1994.

(D) The financial information reported, which is not necessarily  indicative of
   the results for a full year, is unaudited but   includes all adjustments
   which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

		    MANAGEMENT'S  DISCUSSION AND ANALYSIS
	      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
	First Quarter of Fiscal 1996 Versus First Quarter of Fiscal 1995

Revenues

During the quarter ended June 30, 1995, the Company's total revenues of $966.8 million increased 31.0%, or $228.7 million, over the same period last year. Federal revenue totaled $382.7 million, up 16.5% from last year's $328.4 million. The increase is due principally to the inception over the past year of a number of contracts, including the provision of information systems support to the NASA Marshall Space Flight Center.

Commercial revenue of $345.5 million from domestic operations rose 30.4% from $264.9 million last year, principally due to the inception of operations on outsourcing contracts with Hughes Aircraft Company (February 1995) and Scott Paper Company (November 1994). The Company's U.S. consulting operations also contributed to the growth with a 32.8% increase in revenues over the same quarter of fiscal 1995.

International revenue increased 64.8% from $144.8 million to $238.6 million. Nearly one half of the international growth is attributable to the acquisition of Ploenzke AG effective January 2, 1995. The remaining growth includes new outsourcing contracts with Autoglass, ICI Paints, United Distillers U.K. and Lucas Industries PLC, as well as the acquisition of Lucas software and consultancy businesses.

The Company announced approximately $1.2 billion of federal business during the first quarter of the current fiscal year, including an eight-year, $756 million (if all options are exercised) contract to provide support services at the Air Force Arnold Engineering Development Center. During the quarter, the Company also announced approximately $1.2 billion of multi-year commercial business, including a $750 million, 10-year outsourcing contract with Lucas Industries PLC.

Costs and Expenses

Costs of services increased by $190.7 million from $583.7 million during the first fiscal quarter of 1995 to $774.4 during the first quarter of 1996. As a percentage of revenue, costs of services were 80.1% for the quarter ended June 30, 1995, up from 79.1% for the same quarter last year. The rise in costs of services as a percent of revenue is largely attributable to the inception of outsourcing contracts and the integration of acquisitions having costs of services above the overall company rate.

Selling, general and administrative (SG&A) expenses increased to $85.9 million for the quarter ended June 30, 1995, up from $76.0 million for the same period last year. The first quarter SG&A as a percentage of revenues decreased to 8.9% during 1996 from 10.3% during 1995 as revenues grew more rapidly than these costs. The Company's depreciation and amortization expense increased 44% to $54.6 million for the current quarter, up from $37.9 million last year. The increase is primarily related to assets purchased in connection with outsourcing contracts and the Ploenzke acquisition.

Interest expense increased to $8.7 million for the current quarter from $6.2 million for the same quarter last year. The increase is primarily due to increased borrowings to fund the German acquisition and purchases of outsourcing assets and other equipment. The increase in interest expense also reflects higher interest rates compared to the same quarter of the prior year, partially offset by higher interest income during the first quarter of fiscal 1996.

Income Before Taxes

Income before taxes was $44.8 million, up $9.6 million, or 27.3%, over last year's first quarter, reflecting continued revenue growth. As a percentage of revenue, increases in costs of services and depreciation expense were partially offset by the decrease in SG&A as described above.

Net Earnings

Net earnings were $27.7 million for the quarter ended June 30, 1995, up $5.9 million, or 27.0%, over the same quarter last year. The effective tax rate was 38.2%, versus 38.0% for the same quarter last year. This year's first quarter earnings per share of 49 cents increased 16.7% over the 42 cents for last year's first quarter. The current quarter includes the effect of a four-million-share common stock offering completed February 15, 1995.

Cash Flows

Cash used in operating activities was $58.8 million for the quarter ended June 30, 1995, compared to an inflow of $20.5 million during the same period last year. The operating cash outflow is principally the result of higher accounts receivable in the Company's federal and international operations, as well as a decrease in accounts payable, principally in its federal business.

The Company's cash expenditures for investing activities totaled $95.4 million for the current quarter versus $61.2 million during the first quarter of last year. The increase principally reflects greater investments in acquisition and outsourcing related assets, as described above.

Cash provided by financing activities was $26.0 million for the quarter versus a cash outflow of $46.9 million during the same period last year. The increase is primarily due to additional borrowing on available lines of credit during the current quarter, as compared to the same quarter of the prior year when financing activities included the paydown of $114.4 million of outsourcing related financing.

Financial Condition

During the first quarter of fiscal 1996, the Company's capital needs included $85.1 million of business investments in the form of fixed asset purchases, outsourcing asset purchases and acquisitions, as well as $147.5 million for additional working capital. These needs were met by the use of operating cash flow, additional debt and existing cash, which decreased from $155.3 million to $27.2 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 29% at June 30, 1995 versus 28% at March 31, 1995.

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

		a.      Exhibits

			Exhibit No. 11 - Calculation of Earnings Per Share

			Exhibit No. 27 - Financial Data Schedule

			Exhibit No. 28 - Additional Exhibits
			(i) Revenues by Market Sector

		b.      Reports on Form 8-K:

			There were no Form 8-K reports filed for the first quarter of fiscal 1996.

        Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



			     COMPUTER SCIENCES CORPORATION

			     Registrant



Date:   August 11, 1995      By:/s/Denis M. Crane
				   Denis M. Crane
			    Vice President and Controller
			      Chief Accounting Officer