Form 10-Q
period 1995-09-29
COMPUTER SCIENCES CORP
filed 1995-11-13
CIK 23082

                                   Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        QUARTER ENDED SEPTEMBER 29, 1995

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

55,641,567 shares of Common Stock, $1.00 par value, were outstanding on September 29, 1995.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets,
            September 29, 1995 and March 31, 1995......................... 3

         Consolidated Condensed Statements of Income,
            Second Quarter and Six Months Ended
            September 29, 1995 and September 30, 1994..................... 4

         Consolidated Condensed Statements of Cash Flows,
            Six months ended September 29, 1995 and September 30, 1994.... 5

         Notes to Consolidated Condensed Financial Statements............. 6

      Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 7


PART II.  OTHER INFORMATION

      Item 2. Changes in Securities...................................... 10
      Item 4. Submission of Matters to a Vote of Security Holders........ 10
      Item 6. Exhibits and Reports on Form 8-K........................... 11

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    ASSETS               ($ in thousands)
                                                     Sep. 29,       Mar. 31,
                                                       1995           1995
                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $26,220       $155,310
  Receivables                                          923,391        824,963
  Prepaid expenses and other current assets            118,569        101,232
                                                   ____________   ____________
      Total current assets                           1,068,180      1,081,505
                                                   ____________   ____________
PROPERTY AND EQUIPMENT, at cost                      1,027,877        905,469
  Less-Accumulated depreciation and amortization       444,477        375,330
                                                   ____________   ____________
      Net property and equipment                       583,400        530,139
                                                   ____________   ____________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                     431,965        431,074
OTHER ASSETS                                           320,013        290,942
                                                   ____________   ____________
                                                    $2,403,558     $2,333,660
                                                   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                      $73,535       $126,317
  Current maturities of long-term debt                  10,906         11,111
  Accounts payable                                     140,197        181,983
  Accrued payroll and related costs                    148,050        152,438
  Other accrued expenses                               233,160        227,852
  Advance contract payments                             28,247         30,329
  Income taxes payable                                  33,471         47,882
                                                   ____________   ____________
      Total current liabilities                        667,566        777,912
                                                   ____________   ____________
LONG-TERM DEBT, NET                                    421,492        310,317
                                                   ____________   ____________
OTHER LONG-TERM LIABILITIES                             99,727         96,872
                                                   ____________   ____________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share        55,928         55,386
  Other stockholders' equity                         1,158,845      1,093,173
                                                   ____________   ____________
      Total stockholders' equity                     1,214,773      1,148,559
                                                   ____________   ____________
                                                    $2,403,558     $2,333,660
                                                   ============   ============

See accompanying notes.

                        COMPUTER SCIENCES CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                   ($ in thousands except earnings per share)

                           Second Quarter Ended         Six Months Ended
                        _________________________  ___________________________
                         Sep. 29,      Sep. 30,      Sep. 29,       Sep. 30,
                           1995          1994          1995           1994
                        ___________   ___________  ____________   ____________
Revenues                 $1,004,714     $788,486     $1,971,497    $1,526,631
                        ___________   ___________  ____________   ____________

Costs of services          803,186       631,877     1,577,567      1,215,539

Selling, general and
  administrative            86,578        74,135       172,470        150,096

Depreciation and
  amortization              57,494        39,928       112,082         77,832

Interest expense             8,565         6,054        17,229         12,288

Interest income               (662)         (481)       (2,221)        (1,293)
                        ___________   ___________  ____________   ____________
Total costs and expenses   955,161       751,513     1,877,127      1,454,462
                        ___________   ___________  ____________   ____________

Income before taxes         49,553        36,973        94,370         72,169

Taxes on income             19,200        14,050        36,300         27,424
                        ___________   ___________  ____________   ____________
Net earnings               $30,353       $22,923       $58,070        $44,745
                        ===========   ===========  ============   ============

Earnings per common share
  (Note B)                   $0.53         $0.44         $1.02          $0.86
                        ===========   ===========  ============   ============





See accompanying notes.


                        COMPUTER SCIENCES CORPORATION

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                               ($ in thousands)
                                                         Six Months Ended
                                                   ___________________________
                                                     Sep. 29,       Sep. 30,
                                                       1995           1994
                                                   ____________   ____________
Cash flows from operating activities:
  Net earnings                                         $58,070        $44,745
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    112,082         77,831
      Provision for losses on accounts receivable       11,093          7,067
      Changes in assets and liabilities, net of
       effects of acquisitions:
          Increase in assets                          (101,811)      (110,269)
          Decrease in liabilities                      (59,628)        (4,740)
                                                   ____________   ____________
Net cash provided by operating activities               19,806         14,634
                                                   ____________   ____________
Investing activities:
  Purchases of property, plant and equipment          (100,459)       (81,659)
  Acquisitions, net of cash acquired                   (26,670)       (15,485)
  Outsourcing assets                                   (65,970)        (3,976)
  Purchased and internally developed software          (16,025)        (8,445)
  Other investing cash flows                            (2,223)        (4,596)
                                                   ____________   ____________
Net cash used in investing activities                 (211,347)      (114,161)
                                                   ____________   ____________
Financing activities:
  Borrowing under (paydown of) commercial paper, net    13,124        (51,928)
  Borrowing under lines of credit, net                  46,489         29,419
  Borrowing under term debt issuance                                  150,000
  Payment of outsourcing financing                                   (114,403)
  Principal payments on long-term debt                  (1,182)       (39,638)
  Proceeds from exercise of stock options                4,034          6,640
  Other financing cash flows                               (13)         6,013
                                                   ____________   ____________
Net cash provided by (used in) financing activities     62,452        (13,897)
                                                   ____________   ____________

Net decrease in cash and cash equivalents             (129,089)      (113,424)

Cash and cash equivalents at beginning of year         155,310        126,820
                                                   ____________   ____________
Cash and cash equivalents at end of period             $26,221        $13,396
                                                   ============   ============

See accompanying notes.

                         COMPUTER SCIENCES CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands except per share amounts)


(A) No dividends were paid during the periods presented. There were 55,927,755 shares at September 29, 1995 and 55,385,555 shares at March 31, 1995 of $1.00 par value common stock issued with 286,188 and 215,047 shares, respectively, of treasury stock.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 57,021,000 and 52,247,000 respectively, for the six months ended September 29, 1995, and September 30, 1994 (see Part II,
     Exhibit 11). Fiscal 1996 amounts include the effect of a four-million-share common stock offering completed February 15, 1995.

(C) Cash payments for interest on indebtedness were $17,495 and $7,261, respectively, for the six months ended September 29, 1995, and September 30, 1994. Cash payments for taxes on income were $36,900 and $32,765, respectively, for the six months ended September 29, 1995, and September 30, 1994.

(D) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Second Quarter of Fiscal 1996 versus
                          Second Quarter of Fiscal 1995


Revenues

The Company derived its revenues from the following market sectors for the second quarter and first half, respectively (dollars in millions):

                          Second Quarter                  Six Months
                         ----------------   Pct.      ----------------   Pct.
                           FY96     FY95   Growth       FY96     FY95   Growth
                         -------  -------  ------     -------  -------  ------
U.S. Commercial          $   367  $   262   40.0%     $   713  $   527   35.2%
International                265      155   71.2          503      300   68.1
                         -------  -------  ------     -------  -------  ------
   Total Commercial          632      417   51.6        1,216      827   47.1
U.S. Federal Government      373      372    0.3          756      700    7.9
                         -------  -------  ------     -------  -------  ------
   Total                 $ 1,005  $   789   27.4%     $ 1,972  $ 1,527   29.1%
                         =======  =======  ======     =======  =======  ======

During the quarter ended September 29, 1995, the Company's total revenue increased 27.4%, or $216 million, over the same period last year. Commercial revenue fueled the growth, increasing 51.6%. Nearly one half of the commercial growth came from the Company's international operations, reflecting the acquisitions of Ploenzke AG in Germany (effective January 1995), and business associated with the outsourcing contract signed June 1995 with Lucas Industries PLC in the United Kingdom. The remaining international growth was broad-based across the Company's operations in Europe and Australia.

U.S. commercial revenue grew $105 million or 40%. Approximately one half of this growth came from outsourcing contracts, the largest of which were with Hughes Aircraft Company and Scott Paper Company, both signed during the third fiscal quarter last year. The Company's U.S. consulting operations also contributed to the growth with revenues 26.4% over the same quarter of fiscal 1995. U.S. federal government revenue for the quarter was nearly unchanged at $373 million. The Company has been awarded federal contracts with a value of $2.0 billion during fiscal 1996, compared with $1.8 billion for all of fiscal 1995. However, many new and some existing contracts allow the Government discretion as to the timing and extent of expenditures.

For the six months, revenue growth for all market sectors reflects the same overall trends as those described for the second quarter above. As the Company's commercial sector revenues have grown faster than federal, they comprise a larger percentage of total CSC revenue, as shown by the following table:

Revenue by Market Sector,      Second Quarter          Six Months
as a percentage of total        FY96     FY95         FY96     FY95
----------------------------  -------  -------      -------  -------
     U.S. Commercial             37%      33%          36%      34%
     International               26       20           26       20
                              -------  -------      -------  -------
        Total Commercial         63       53           62       54
     U.S. Federal Government     37       47           38       46
                              -------  -------      -------  -------
        Total Revenue           100%     100%         100%     100%
                              =======  =======      =======  =======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                           Dollar Amount          Percentage of Revenue
                         ----------------    -------------------------------
                            Six Months       Second Quarter     Six Months
                           FY96     FY95      FY96    FY95     FY96    FY95
                         -------  -------    ------  ------   ------  ------
Costs of services        $ 1,578  $ 1,215    79.94%  80.14%   80.02%  79.62%
Selling, general & admin.    173      150     8.62    9.40     8.75    9.83
Depreciation and amortiz.    111       78     5.72    5.06     5.69    5.10
Interest expense, net         15       11     0.79    0.77     0.76    0.72
                         -------  -------    ------  ------   ------  ------
   Total                 $ 1,877  $ 1,454    95.07%  95.31%   95.21%  95.27%
                         =======  =======    ======  ======   ======  ======

Compared with the corresponding periods of the prior year, total costs and expenses improved slightly as a percentage of revenue for both the quarter and the six months ended September 29, 1995. Selling, general and administrative expenses had the largest such improvement, with improvement across the company, offset partially by increases in depreciation and amortization and net interest expense. The latter increases reflect the Company's expansion in outsourcing, which is generally more capital intensive. The Company's outsourcing business also had a lower cost of services as a percentage of revenue than the company average, aiding the improvement seen for the second quarter above.

Income Before Taxes

Income before taxes for the quarter was $49.6 million, up $12.6 million, or 34%, over last year's second quarter, reflecting the Company's revenue growth. Compared with the like periods of the prior year, the Company's pre-tax profit margin improved from 4.7% to 4.8% for the six months and from 4.7% to 4.9% for the quarter ended September 29, 1995.

Net Income

Net income was $30.4 million for the quarter ended September 29, 1995, up $7.4 million, or 32.4%, over the same quarter last year. The effective tax rate was 38.8%, versus 38.0% for the same quarter last year. The higher current tax rate includes the increases in state income tax rates and less tax exempt income and income tax credits. This year's second quarter earnings per share of 53 cents increased 20.5% over the 44 cents for last year's second quarter. Fiscal 1996 includes the effect of a four-million-share common stock offering completed February 15, 1995.

Cash Flows

Cash provided by operating activities was $19.8 million for the first half of fiscal 1995, compared with $14.6 million for the same period last year.

The Company's cash expenditures for investing activities totaled $211.3 million for the current period versus $114.2 million during the first half of last year. The increase principally reflects greater investments in acquisition and outsourcing related assets, as described above.

Cash provided by financing activities was $62.5 million for the six months versus a cash outflow of $13.9 million during the same period last year. The increase is primarily due to additional borrowing on available lines of credit, as compared to the same period of the prior year when financing activities included the paydown of $114.4 million of outsourcing-related financing and $51.9 million of commercial paper.

Financial Condition

During the first half of fiscal 1996, the Company's capital outlays included $193.1 million of business investments in the form of fixed asset purchases, outsourcing asset purchases and acquisitions. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $155.3 million to $26.2 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 29.4% at September 29, 1995 versus 28% at March 31, 1995.

It is management's opinion that the Company will be able to fund its current cash needs from operating activities and from short-term borrowings. It is also management's opinion that any major additional requirements can be financed by the use of unused borrowing capacity or by the issuance of new CSC securities.

Part II.  Other Information

Item 2.  Changes in Securities.

On October 30, 1995, the Board of Directors of the Company amended and restated the Rights Agreement between the Company and Chemical Mellon Shareholder Services, as Rights Agent, in order to ensure that an adequate number of shares of the Company's preferred stock are authorized and reserved for issuance upon exercise of the Company's Preferred Stock Purchase Rights.

Prior to the amendment, the Rights Agreement provided that: (1) upon the occurrence of certain events, each Right became exercisable to purchase 1/100 of a share of the Company's Series A Junior Participating Preferred Stock, and
(2) each 1/100 of a share of Series A Preferred Stock had the same dividend and liquidation rights as one share of the Company's Common Stock. As a consequence of the amendment, which became effective October 30, 1995, the Rights Agreement now provides that: (i) upon the occurrence of the same events, each Right will become exercisable to purchase 1/400 of a share of Series A Preferred Stock, and (ii) each 1/400 of a share of Series A Preferred Stock has the same dividend and liquidation rights as one share of Common Stock.

The Company has 75,000,000 shares of Common Stock authorized, of which 55,641,567 were issued and outstanding as of September 29, 1995. One Right is attached to each share of Common Stock. Since each Right will now be exercisable, under certain circumstances, to purchase 1/400 of a share of Series A Preferred Stock, the 200,000 authorized shares of Series A Preferred Stock, each of which is reserved for issuance upon exercise of the Rights, will now be sufficient to permit the exercise in full of the 75,000,000 authorized Rights.

The Amended and restated Rights Agreement is filed herewith as Exhibit 10.27.

Item 4. Submission of Matters to a Vote of Security Holders

a.  The Company held its annual meeting of stockholders on August 14, 1995.

b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

Directors elected were Howard P. Allen, Irving W. Bailey, II, Van B. Honeycutt, William R. Hoover, Richard C. Lawton, Leon J. Level, F. Warren McFarlan, James R. Mellor and Alvin E. Nashman.

With respect to each nominee, the results of the vote were as follows:

                                               Votes
                                     ------------------------
                                     Affirmative     Withheld
                                     -----------     --------
     Howard P. Allen                 46,787,646      164,848
     Irving W. Bailey, II            46,816,237      136,257
     Van B. Honeycutt                46,817,940      134,554
     William R. Hoover               46,449,001      503,493
     Richard C. Lawton               46,796,137      156,357
     Leon J. Level                   46,816,851      135,643
     F. Warren McFarlan              46,814,078      138,416
     James R. Mellor                 46,793,318      159,176
     Alvin E. Nashman                46,441,475      511,019

c.  The proposed 1995 Stock Incentive Plan was approved as follows:

                                          Votes
                            ------------------------------------
                            Affirmative      Against     Abstain
                            -----------    ----------    -------
                            34,297,758     12,472,563    180,685

Item 6.   Exhibits and Reports on Form 8-K

     a.  Exhibits
                                                                          Page
                                                                          ----
      3.1      Restated Articles of Incorporation                          (d)
      3.2      Amendment to Restated Articles of Incorporation             (l)
      3.3      By-Laws, effective January 31, 1993                         (h)
     10.1      Annual Management Incentive Plan                            (a)
     10.2      1978 Stock Option Plan                                      (h)
     10.3      Amendment Nos. 1 and 2 to the 1978 Stock Option Plan        (h)
     10.4      Amendment No. 3 to the 1978 Stock Option Plan               (c)
     10.5      1980 Stock Option Plan                                      (h)
     10.6      Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan  (b)
     10.7      Amendment No. 5 to the 1980 Stock Option Plan               (c)
     10.8      1984 Stock Option Plan                                      (i)
     10.9      Amendment No. 1 to the 1984 Stock Option Plan               (b)
     10.10     Amendment No. 2 to the 1984 Stock Option Plan               (c)
     10.11     1987 Stock Incentive Plan                                   (c)
     10.12     Schedule to the 1987 Stock Incentive Plan for United
                 Kingdom personnel                                         (c)
     10.13     1990 Stock Incentive Plan                                   (j)
     10.14     1992 Stock Incentive Plan                                   (l)
     10.15     Amendment No. 1 to the 1992 Stock Incentive Plan            (h)
     10.16     1995 Stock Incentive Plan, filed herewith
     10.17     Deferred Compensation Plan, filed herewith
     10.18     Restated Supplemental Executive Retirement Plan, effective
                 August 14, 1995, filed herewith
     10.19     Form of Indemnification Agreement for Directors             (e)
     10.20     Form of Indemnification Agreement for Officers              (h)
     10.21     Information Technology Services Agreements with General
                 Dynamics Corporation, dated as of November 4, 1991        (k)
     10.22     Restated Rights Agreement dated as of December 21, 1988,
                 effective December 6, 1993                                (g)
     10.23     $100 million Credit Agreement dated as of September 15,
                 1994                                                      (h)
     10.24     $150 million Credit Agreement dated as of September 15,
                 1994                                                      (h)
     10.25     $350,000,000 Credit Agreement dated as of September 6, 1995, filed herewith
     10.26     $100 million Credit Agreement dated as of January 3, 1995   (h)
     10.27     Amended and Restated Rights Agreement, effective October 30,
                 1995, filed herewith
     11        Calculation of Primary and Fully Diluted Earnings Per Share,
                 filed herewith
     27        Article 5 Financial Data Schedule, filed herewith
     28        Additional exhibit, Revenue by Market Sector, filed herewith
     99.1      Annual Report on Form 11-K for the Matched Asset Plan of
                 Computer Sciences Corporation                             (h)
     99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
                 CSC Outsourcing Inc.                                      (h)
     99.3      Annual Report on Form 11-K for the Employee Savings Plan of
                 CSC Credit Services, Inc. (to be filed at a later date)

Notes to Exhibit Index:

     (a)-(h) These exhibits are incorporated herein by reference to the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

     (a)     March 30, 1984            (e)     April 3, 1992
     (b)     April 3, 1987             (f)     April 2, 1993
     (c)     April 1, 1988             (g)     April 1, 1994
     (d)     March 31, 1989            (h)     March 31, 1995

     (i) Incorporated herein by reference to the Company's Form S-8 filed on August 17, 1984.
     (j) Incorporated herein by reference to the Company's Form S-8 filed on August 15, 1990.
     (k) Incorporated herein by reference to the Company's Form 8-K filed on November 4, 1991.
     (l) Incorporated herein by reference to the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
     (m) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992.

     b.  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the second quarter of fiscal 1996.