Form 10-K/A
period 1995-09-30
COMPUTER SCIENCES CORP
filed 1996-01-26
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ____________________________

                                 FORM 10-K/A

                              Amendment No. 1 to
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1995
                          Commission File No. 1-4850

                         COMPUTER SCIENCES CORPORATION
                      Incorporated in the State of Nevada

                    Employer Identification No. 95-2043126

                            2100 East Grand Avenue
                         El Segundo, California 90245
                           Telephone (310) 615-0311
                           ________________________

Securities registered pursuant
to Section 12(b) of the Act:              Exchanges on Which Registered
___________________________________       __________________________________

Common Stock, $1.00 par value per share   New York Stock Exchange
Preferred Stock Purchase Rights           Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

The registrant hereby amends Item 14(a) of its fiscal year 1995 Annual Report on Form 10-K to include Exhibit 99.3 -- the Annual Report on Form 11-K of the CSC Credit Services, Inc. Employee Savings Plan.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this report:

1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (Item 8).

3. Exhibits:

                                                                        Page
                                                                        ----
  3.1    Restated Articles of Incorporation                              (d)
  3.2    Amendment to Restated Articles of Incorporation                 (k)
  3.3    By-Laws, dated and effective January 31, 1993                   (h)
 10.1    Annual Management Incentive Plan                                (a)
 10.2    1978 Stock Option Plan                                          (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan            (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan                   (c)
 10.5    1980 Stock Option Plan                                          (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan      (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan                   (c)
 10.8    1984 Stock Option Plan                                          (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan                   (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan                   (c)
 10.11   1987 Stock Incentive Plan                                       (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
             personnel                                                   (c)
 10.13   1990 Stock Incentive Plan                                       (j)
 10.14   1992 Stock Incentive Plan                                       (m)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan                (h)
 10.16   Form of Indemnification Agreement for Directors                 (e)
 10.17   Form of Indemnification Agreement for Officers                  (h)
 10.18   $250,000,000 Credit Agreement dated as of October 31, 1991      (e)
 10.19   Guaranty Agreement dated as of October 31, 1991                 (e)
 10.20   Information Technology Services Agreements and Stock Purchase
             Agreement with General Dynamics Corporation, dated as of
             November 4, 1991                                            (k)
 10.21   Restated Supplemental Executive Retirement Plan, dated
             June 1, 1993                                                (f)
 10.22   Restated Rights Agreement dated as of December 21, 1988, as
             amended December 6, 1993                                    (g)
 10.23   $100 million Credit Agreement dated as of November 2, 1993      (g)
 10.24   Guaranty Agreement (Short Term Facility)                        (g)
 10.25   $150 million Credit Agreement dated as of November 2, 1993      (g)
 10.26   Guaranty Agreement (Long Term Facility)                         (g)
 10.27   $100 million Credit Agreement dated as of September 15, 1994,
             filed herewith                                              (h)
 10.28   $150 million Credit Agreement dated as of September 15, 1994,
             filed herewith                                              (h)
 10.29   $100 million Credit Agreement dated as of January 3, 1995,
             filed herewith                                              (h)
 11      Calculation of Primary and Fully Diluted Earnings Per Share     (h)
 21      Significant Active Subsidiaries and Affiliates of the
             Registrant                                                  (h)
 23.1    Independent Auditors' Consent                                   (h)
 27      Article 5 Financial Data Schedule                               (h)
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
             Computer Sciences Corporation                               (h)
 99.2    Annual Report on Form 11-K for Computer Sciences Corporation
             CSC Outsourcing, Inc. Hourly Savings Plan                   (h)





 99.3    Annual Report on Form 11-K for CSC Credit Services, Inc.
             Employee Savings Plan


Notes to Exhibit Index:

  (a)-(h) These exhibits are incorporated herein by reference from the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

             (a) March 30, 1984                   (e) April 3, 1992
             (b) April 3, 1987                    (f) April 2, 1993
             (c) April 1, 1988                    (g) April 1, 1994
             (d) March 31, 1989                   (h) March 31, 1995

  (i) These exhibits are incorporated herein by reference from the Company's Form S-8 filed with the Commission as of August 17, 1984.
  (j) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 15, 1990.
  (k) This exhibit is incorporated herein by reference from the Company's Form 8-K filed on November 4, 1991.
  (l) This exhibit is incorporated herein by reference from the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
  (m) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 12, 1992

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUTER SCIENCES CORPORATION



Dated:  January 24, 1996                By:/s/ Denis M. Crane
                                               ------------------------
                                               Denis M. Crane,
                                               Vice President and Controller

                              EXHIBIT INDEX
                                                                         Page
                                                                         ----
  3.1    Restated Articles of Incorporation                               (d)
  3.2    Amendment to Restated Articles of Incorporation                  (k)
  3.3    By-Laws, dated and effective January 31, 1993                    (h)
 10.1    Annual Management Incentive Plan                                 (a)
 10.2    1978 Stock Option Plan                                           (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan             (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan                    (c)
 10.5    1980 Stock Option Plan                                           (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan       (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan                    (c)
 10.8    1984 Stock Option Plan                                           (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan                    (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan                    (c)
 10.11   1987 Stock Incentive Plan                                        (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
             personnel                                                    (c)
 10.13   1990 Stock Incentive Plan                                        (j)
 10.14   1992 Stock Incentive Plan                                        (m)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan                 (h)
 10.16   Form of Indemnification Agreement for Directors                  (e)
 10.17   Form of Indemnification Agreement for Officers                   (h)
 10.18   $250,000,000 Credit Agreement dated as of October 31, 1991       (e)
 10.19   Guaranty Agreement dated as of October 31, 1991                  (e)
 10.20   Information Technology Services Agreements and Stock Purchase
             Agreement with General Dynamics Corporation, dated as of
             November 4, 1991                                             (k)
 10.21   Restated Supplemental Executive Retirement Plan, dated
             June 1, 1993                                                 (f)
 10.22   Restated Rights Agreement dated as of December 21, 1988,
            as amended December 6, 1993                                   (g)
 10.23   $100 million Credit Agreement dated as of November 2, 1993       (g)
 10.24   Guaranty Agreement (Short Term Facility)                         (g)
 10.25   $150 million Credit Agreement dated as of November 2, 1993       (g)
 10.26   Guaranty Agreement (Long Term Facility)                          (g)
 10.27   $100 million Credit Agreement dated as of September 15, 1994,
             filed herewith                                               (h)
 10.28   $150 million Credit Agreement dated as of September 15, 1994,
             filed herewith                                               (h)
 10.29   $100 million Credit Agreement dated as of January 3, 1995,
             filed herewith                                               (h)
 11      Calculation of Primary and Fully Diluted Earnings Per Share      (h)
 21      Significant Active Subsidiaries and Affiliates of the
             Registrant                                                   (h)
 23.1    Independent Auditors' Consent                                    (h)
 27      Article 5 Financial Data Schedule                                (h)
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
             Computer Sciences Corporation                                (h)
 99.2    Annual Report on Form 11-K for Computer Sciences Corporation
             CSC Outsourcing, Inc. Hourly Savings Plan                    (h)
 99.3    Annual Report on Form 11-K for CSC Credit Services, Inc.
             Employee Savings Plan

Notes to Exhibit Index:

  (a)-(h) These exhibits are incorporated herein by reference from the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

             (a) March 30, 1984                   (e) April 3, 1992
             (b) April 3, 1987                    (f) April 2, 1993
             (c) April 1, 1988                    (g) April 1, 1994
             (d) March 31, 1989                   (h) March 31, 1995

  (i) These exhibits are incorporated herein by reference from the Company's Form S-8 filed with the Commission as of August 17, 1984.
  (j) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 15, 1990.
  (k) This exhibit is incorporated herein by reference from the Company's Form 8-K filed on November 4, 1991.
  (l) This exhibit is incorporated herein by reference from the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
  (m) This exhibit is incorporated herein by reference from the Company's Form S-8 filed on August 12, 1992

                               EXHIBIT 99.3

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                              ---------------


                                 FORM 11-K


                               ANNUAL REPORT
                      PURSUANT TO SECTION 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934




[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended:  September 30, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________

Commission file number: 1-4850

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:
         CSC Credit Services, Inc. Employee Savings Plan

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:
         Computer Sciences Corporation
         2100 East Grand Avenue
         El Segundo, California  90245

                          CSC CREDIT SERVICES, INC.
                            EMPLOYEE SAVINGS PLAN


                Financial Statements and Supplemental Schedules for the Years Ended September 30, 1995 and 1994
                      and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Plan Committee of CSC Credit Services, Inc.
     Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits of CSC Credit Services, Inc. Employee Savings Plan (the "Plan") as of September 30, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1995 and 1994, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of September 30, 1995 and (2) reportable transactions for the year ended September 30, 1995 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits as of September 30, 1995 and 1994, included in Note 10 to the accompanying financial statements, is presented for purposes of additional analysis rather than to present the changes in net assets available for plan benefits of the individual funds. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Houston, Texas
December 22, 1995

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN

               STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
                         SEPTEMBER 30, 1995 AND 1994

ASSETS                                                  1995          1994
INVESTMENTS, at fair value:
   Trustee Short-Term Cash Management Fund          $    47,737   $   662,428
   Brinson Trust Company US-Cash Management Fund             77
   Computer Sciences Corporation - common stock
     (47,092 and 39,972 shares, respectively)         3,031,548     1,738,782
   Vanguard Group - Short-Term Bond Fund
     (44,003 and 19,032 shares, respectively)           473,470       199,080
   Vanguard Group - Windsor Fund Incorporated II
     (243,898 and 241,384 shares, respectively)       4,997,471     4,098,705
   Brinson Trust Company US
     (5,998 and 1,954 units, respectively)              920,580       251,382
   Fixed income contracts:
     Aurora National Life Assurance Company             239,917       239,917
     General American Life Insurance Company          1,030,525       950,582
     Hartford Life Insurance Company                  1,029,361       949,507
     Protective Life Insurance Company                  804,642       745,243
     Provident National Assurance Company             1,679,121     1,555,894
     Prudential Insurance Company of America            687,289       646,495

RECEIVABLES:
   Contributions                                        119,340       115,112
   Interest                                              35,699        31,853
                                                    -----------   -----------
NET ASSETS AVAILABLE FOR BENEFITS                   $15,096,777   $12,184,980
                                                    ===========   ===========

See accompanying notes to financial statements.


                 CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN

            STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                        1995          1994
INVESTMENT INCOME:
   Net appreciation in fair value of investments    $ 1,939,691   $   242,482
   Interest and dividends                               668,871       644,269
                                                    -----------   -----------
          Total                                       2,608,562       886,751
                                                    -----------   -----------

CONTRIBUTIONS:
   Employer                                             461,021       408,833
   Employee                                           1,432,790     1,310,753
                                                    -----------   -----------
          Total                                       1,893,811     1,719,586
                                                    -----------   -----------
   Total additions                                    4,502,373     2,606,337

BENEFITS PAID TO PARTICIPANTS                        (1,590,576)     (740,865)
                                                    -----------   -----------

INCREASE IN NET ASSETS AVAILABLE FOR BENEFITS         2,911,797     1,865,472

NET ASSETS AVAILABLE FOR BENEFITS:
   Beginning of year                                 12,184,980    10,319,508
                                                    -----------   -----------
   End of year                                      $15,096,777   $12,184,980
                                                    ===========   ===========

See accompanying notes to financial statements.

                 CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994


1.  DESCRIPTION OF PLAN

The following description of the CSC Credit Services, Inc. Employee Savings Plan (the "Plan") provides only general information. Participants should refer to the plan documents for a more complete description of the Plan's provisions.

Effective July 1, 1994, the Board of Directors of CSC Credit Services, Inc. (the "Company") authorized, subject to final execution, the amendment and restatement of the Plan. The amendments include, among other things, a modification to the definition of plan compensation, the introduction of participant loans, sponsorship of the Plan to be assumed by CSC-Enterprises, a Delaware general partnership and General Partner of CSC-Credit Services Inc. and an additional participant investment fund option (the "Balanced Fund"). The introduction of these amendments will have no adverse effect on the administration or the net assets available for benefits of the Plan.

General - Effective October 1, 1987, Associated Credit Services, Inc., established the Associated Credit Services, Inc. Employee Savings Plan. The Plan's name was subsequently changed to the CSC Credit Services, Inc. Employee Savings Plan.

The Plan is a defined contribution savings plan for employees of the Company. Employees are eligible to participate after completing an employment year consisting of at least 1,000 hours of service. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and its subsequent amendments and is considered a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code of 1986. The general administration and operation of the Plan is vested in the Plan Committee (the "Committee"). The trustee of the Plan is Texas Commerce Trust Company N.A. (the "Trustee"), formerly Ameritrust Texas N.A.

Employee contributions are invested at each employee's discretion in the General Equity Fund, Fixed Income Fund, Common Stock Fund or Balanced Investment Fund on a percentage allocation basis in any increment of 25%. The General Equity Fund is invested and reinvested in a pooled investment fund which, in turn, is invested in equity investments. The Fixed Income Fund is invested in contracts with insurance companies, a short-term Bond fund and short-term cash investments. The Company Stock Fund is invested and reinvested in Computer Sciences Corporation common stock. The Balanced Investment Fund is invested and reinvested in an actively managed diversified portfolio of U.S. equities, bonds and cash equivalents.

Contributions - Participants may contribute (not to exceed $9,240 for calendar years 1995 and 1994) from 2% to 15% of their compensation. Employer contributions equal 50% of the first 6% of a participant's contributions, not to exceed 3% of the participant's plan compensation.

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

<CAPATION>
               Vesting Service           Vesting Percent
             Less than 2 years                  0
             2 years but less than 3           25
             3 years but less than 4           50
             4 years but less than 5           75
             5 years or more                  100

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis - The financial statements are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles.

Investments - Investments are presented in the financial statements at their fair value using the first-in first-out method. If available, quoted market prices are used to value investments. Investments in fixed income contracts are reported at contract values, which management believes approximate fair values.

Benefit Payments - Benefit payments are recorded when paid.

Administrative Expenses - Administrative expenses are paid by the Company.

3.  CONTRIBUTIONS

Included in employee contributions for 1995 and 1994 is $993 and $28,140, respectively, consisting of lump sum distributions to employees rolled over from other employee benefit plans.

4.  RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                         September 30,
                                                  --------------------------
                                                     1995            1994
Net assets available for benefits per the
   financial statements                           $15,096,777     $12,184,980
Amounts allocated to withdrawing participants        (617,959)       (404,599)
                                                  -----------     -----------
Net assets available for benefits per the
   Form 5500                                      $14,478,818     $11,780,381
                                                  ===========      ==========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                           Year Ended
                                                       September 30, 1995
Benefits paid to participants per the financial
   statements                                            $1,590,576
Add:  Amounts allocated to withdrawing participants
   at September 30, 1995                                    617,959
Less:  Amounts allocated to withdrawing participants
   at September 30, 1994                                   (404,599)
                                                         ----------
Benefits paid to participants per the Form 5500          $1,803,936
                                                         ==========

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to September 30 but not yet paid as of that date.

5.  FEDERAL INCOME TAXES

The Plan obtained its latest tax determination letter on August 1, 1988, in which the Internal Revenue Service ("IRS") stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has applied for a tax determination letter from the IRS which incorporates all amendments under the amended and restated plan document, effective July 1, 1994. The plan administrator and the Plan's tax counsel believe that the Plan as currently designed is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan is qualified and considered tax-exempt as of the financial statement date.

6.  FORFEITURES

Upon termination, the nonvested portion of a participant's employer contribution account is forfeited and held in suspense. If a participant resumes service under the Plan, he or she may, under certain circumstances, have the forfeited suspense account reinstated (including gains or losses). If the terminated employee is not re-employed before completion of five consecutive one-year breaks in service, his or her forfeited suspense account shall become available for allocation. The Company reserves the right to use the forfeited balance to reduce future contributions by the employer. Accumulated forfeitures amounted to $34,033 and $11,392 for the years ended September 30, 1995 and 1994, respectively. During 1995 and 1994, the Company elected to utilize $12,991 and $73,068, respectively, of accumulated forfeitures to reduce employer contributions to the Plan.

7.  TERMINATION OF PLAN

Although it has not expressed any intent to do so, the Company reserves the right under the Plan to discontinue its contributions and terminate the Plan, in whole or in part, at any time subject to the provisions of ERISA. In the event of the Plan's termination, all participants will be 100% vested in their accounts.

8.  CONTINGENCIES

The Plan holds an investment in an Aurora National Life Assurance Company ("Aurora") fixed income contract which matures September 3, 1998. Previously, this contract was with Executive Life Insurance ("ELIC") and matured September 30, 1992. ELIC was a wholly owned subsidiary of First Executive Corporation ("FEC"). FEC, a holding company, filed for relief under Chapter 11 of the United States Bankruptcy Code on May 13, 1991. A Rehabilitation/Liquidation Plan for ELIC was filed on January 13, 1992 and approved on August 13, 1993 by the California Superior Court. As part of the Rehabilitation/Liquidation Plan for ELIC, Aurora assumed the Plan's fixed income contract with ELIC. The contract value with Aurora is subject to contingencies involving the liquidation of ELIC and realization of amounts from the State of Texas Guaranty Association. The outcome of these contingencies is not fully known. However, it is expected that the impact, if any, will have no material effect on the aggregate assets of the Plan.

9.  RELATED-PARTY TRANSACTIONS

During the years ended September 30, 1995 and 1994, the Plan purchased and sold shares of Computer Sciences Corporation common stock and units of short-term cash management funds managed by the Trustee as temporary investments, as shown below:

                                   1995                      1994
                         ------------------------  ------------------------
                          Purchases      Sales      Purchases      Sales
Computer Sciences
   Corporation:
   Shares                     9,596        2,320        9,827           17
   Dollars               $  506,700   $  121,642   $  395,644   $      669
                         ==========   ==========   ==========   ==========
Trustee  - Short-Term
   Cash Management Fund  $3,332,206  $3,948,967    $2,903,946   $2,288,118
                         ==========  ==========    ==========   ==========

10.  SUPPLEMENTAL SCHEDULE OF FUND INFORMATION

The Plan consists of four investment funds. Each participant directs the manner in which his or her account balance is invested. The net assets available for benefits by fund and changes in net assets available for benefits by fund for the years ended September 30, 1995 and 1994 are as follows:

                                                 1995
                     ---------------------------------------------------------
                                     Fixed      General    Common    Balanced
                       Combined     Income      Equity      Stock   Investment
                        Funds        Fund        Fund       Fund       Fund
Investment income:
  Net appreciation
    in fair value of
    investments      $ 1,939,691  $   12,561  $  887,871  $  916,373  $122,886
  Interest and
    dividends            668,871     422,663     242,524       1,821     1,863
                     -----------  ----------  ----------  ----------  --------
        Total          2,608,562     435,224   1,130,395     918,194   124,749
                     -----------  ----------  ----------  ----------  --------
Contributions:
  Employer               461,021     139,687     157,866     111,199    52,269
  Employee             1,432,790     384,894     499,740     371,311   176,845
                     -----------  ----------  ----------  ----------  --------
        Total          1,893,811     524,581     657,606     482,510   229,114
                     -----------  ----------  ----------  ----------  --------
  Total additions      4,502,373     959,805   1,788,001   1,400,704   353,863
                     -----------  ----------  ----------  ----------  --------
Benefits paid to
  participants        (1,590,576)   (594,890)   (740,670)   (225,510) (29,506)

Interfund transfers,
  net                      -        (273,510)   (152,064)    123,314   302,260
                     -----------  ----------  ----------  ----------  --------
Increase in net
  assets available
  for benefits         2,911,797      91,405     895,267   1,298,508   626,617

Net assets available
  for benefits:
  Beginning of year   12,184,980   5,921,583   4,176,247   1,759,262   327,888
                     -----------  ----------  ----------  ----------  --------
  End of year        $15,096,777  $6,012,988  $5,071,514  $3,057,770  $954,505
                     ===========  ==========  ==========  ==========  ========


                                                1994
                     ---------------------------------------------------------
                                     Fixed      General    Common    Balanced
                       Combined     Income      Equity      Stock   Investment
                        Funds        Fund        Fund       Fund       Fund
Investment income:
  Net appreciation
    (depreciation) in
    fair value of
    investments      $   242,482  $     (641) $ (180,158) $  421,115  $  2,166

Interest and
  dividends              644,269     423,280     219,580         856       553
                     -----------  ----------  ----------  ----------  --------
        Total            886,751     422,639      39,422     421,971     2,719
                     -----------  ----------  ----------  ----------  --------

Contributions:
  Employer               408,833     146,639     187,255      67,791     7,148
  Employee             1,310,753     454,591     623,725     205,847    26,590
                     -----------  ----------  ----------  ----------  --------
        Total          1,719,586     601,230     810,980     273,638    33,738
                     -----------  ----------  ----------  ----------  --------

  Total additions      2,606,337   1,023,869     850,402     695,609    36,457
                     -----------  ----------  ----------  ----------  --------

Benefits paid to
  participants          (740,865)   (373,704)   (328,952)    (38,209)

Interfund transfers,
  net                      -        (414,958)    (35,068)    158,595   291,431
                     -----------  ----------  ----------  ----------  --------
Increase in net
  assets available
  for benefits         1,865,472     235,207     486,382     815,995   327,888

Net assets available
  for benefits:
  Beginning of year   10,319,508   5,686,376   3,689,865     943,267      -
                     -----------  ----------  ----------  ----------  --------

  End of year        $12,184,980  $5,921,583  $4,176,247  $1,759,262  $327,888
                     ===========  ==========  ==========  ==========  ========

Item 27a - Schedule of Assets Held for Investment

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
             SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT,
                              SEPTEMBER 30, 1995

                                                                    Current
          Description of Investment                    Cost          Value
*Computer Sciences Corporation - common stock
  (47,092 shares)                                   $1,601,768    $3,031,548

Vanguard Group - Short-Term Bond Fund
  (44,003 shares)                                      464,282       473,470

Vanguard Group - Windsor Fund Incorporated II
  (243,898 shares)                                   3,821,640     4,997,471

Brinson Trust Company US (5,998 units)                 795,527       920,580

Brinson Trust Company US-Cash Management Fund               77            77

Aurora National Life Assurance Company - 4.00%
  minimum fixed income contract due 9/03/98            239,917       239,917

General American Life Insurance  Company -
  8.41% fixed income contract due 9/30/96            1,030,525     1,030,525

Hartford Life Insurance  Company - 8.41%
  fixed income contract due 9/30/96                  1,029,361     1,029,361

Protective Life Insurance  Company - 7.98%
  fixed income contract due 3/31/97                    804,642       804,642

Provident National Assurance Company -
  7.92% fixed income contract due 3/31/97            1,679,121     1,679,121

Prudential Insurance Company of America -
  6.31% fixed income contract due 9/30/98              687,289       687,289

*Texas Commerce Trust Company N.A. - Short
  -Term Cash Management Fund                            47,737        47,737

*Related party

Item 27d - Schedule of Reportable Transactions

                CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN

                SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS,
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995

                                                            Current
                Number           Number                     Value on    Net
Description of    of   Purchase    of   Selling  Cost of  Transaction  Gain or
  Investment  Purchases  Price   Sales   Price    Asset       Date     (Loss)
Single
 transactions
-------------
     None

Series of
 transactions
-------------

*Computer
 Sciences
 Corporation      20  $  506,700                $  506,700
                                   7 $  121,475     68,664  $  121,682 $52,811

*Texas Commerce
 Trust Company
 N.A. - Short-
 Term Cash
 Management
 Fund            171   3,332,206                 3,332,206
                                 150  3,948,967  3,948,967   3,948,967


Vanguard Group -
 Short-Term Bond
 Fund             33     989,167                   989,167
                                  12    727,337    724,826     627,487   2,511

Vanguard Group -
 Windsor II       25     774,641                   774,641
                                   8    746,248    647,570     749,135  98,678

*Related party


                                SIGNATURES


The Plan. Pursuant to the requirements of the Securities Act of 1934, the Computer Sciences Corporation Retirement Plans Committee has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CSC CREDIT SERVICES, INC.
                                     EMPLOYEE SAVINGS PLAN



Date:  January 24, 1996          By:/s/ Leon J. Level
                                        -----------------------------
                                        Leon J. Level
                                        Chairman,
                                        Computer Sciences Corporation
                                        Retirement Plans Committee

                            EXHIBIT INDEX


23.1  Independent Auditors' Consent

                               EXHIBIT 23.1



                         INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in Registration Statement No. 33-17157 of Computer Sciences Corporation on Form S-8 of our report dated December 22, 1995 appearing in this Annual Report on Form 11-K of CSC Credit Services, Inc. Employee Savings Plan for the year ended September 30, 1995.

DELOITTE & TOUCHE LLP

Houston, Texas
January 22, 1996