Form 10-Q
period 1995-12-29
COMPUTER SCIENCES CORP
filed 1996-02-09
CIK 23082

                                   Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        QUARTER ENDED DECEMBER 29, 1995

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

55,908,055 shares of Common Stock, $1.00 par value, were outstanding on December 29, 1995.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets,
            December 29, 1995 and March 31, 1995......................... 3

         Consolidated Condensed Statements of Income,
            Third Quarter and Nine Months Ended
            December 29, 1995 and December 30, 1994............ ......... 4

         Consolidated Condensed Statements of Cash Flows,
            Nine months ended December 29, 1995 and December 30, 1994.... 5

         Notes to Consolidated Condensed Financial Statements............ 6

      Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 7


PART II.  OTHER INFORMATION

      Item 2. Changes in Securities...................................... 10

      Item 6. Exhibits and Reports on Form 8-K........................... 11

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    Dec. 29,       Mar. 31,
                                                      1995           1995
           ($ in thousands)                       (unaudited)
                                                 _____________   _____________
CURRENT ASSETS:
  Cash and cash equivalents                      $     50,653    $    155,310
  Receivables                                       1,005,049         824,963
  Prepaid expenses and other current assets            97,558         101,232
                                                 _____________   _____________
      Total current assets                          1,153,260       1,081,505
                                                 _____________   _____________
PROPERTY AND EQUIPMENT, at cost                     1,101,339         905,469
  Less-Accumulated depreciation and amortization      479,300         375,330
                                                 _____________   _____________
      Net property and equipment                      622,039         530,139
                                                 _____________   _____________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                    426,278         431,074
OTHER ASSETS                                          334,377         290,942
                                                 _____________   _____________
      Total assets                               $  2,535,954    $  2,333,660
                                                 =============   =============

CURRENT LIABILITIES:
  Short-term debt                                $    108,746    $    126,317
  Current maturities of long-term debt                  6,340          11,111
  Accounts payable                                    156,151         181,983
  Accrued payroll and related costs                   161,071         152,438
  Other accrued expenses                              254,586         227,852
  Advance contract payments                            35,974          30,329
  Income taxes payable                                 44,081          47,882
                                                 _____________   _____________
      Total current liabilities                       766,949         777,912
                                                 _____________   _____________
LONG-TERM DEBT, NET                                   402,524         310,317
                                                 _____________   _____________
OTHER LONG-TERM LIABILITIES                           106,359          96,872
                                                 _____________   _____________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share       56,214          55,386
  Other stockholders' equity                        1,203,908       1,093,173
                                                 _____________   _____________
    Total stockholders' equity                      1,260,122       1,148,559
                                                 _____________   _____________
    Total liabilities and stockholders' equity   $  2,535,954    $  2,333,660
                                                 =============   =============

See accompanying notes.

                        COMPUTER SCIENCES CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                   ($ in thousands except earnings per share)

                          Third Quarter Ended           Nine Months Ended
                       __________________________   __________________________

                         Dec. 29,      Dec. 30,       Dec. 29,      Dec. 30,
                           1995         1994            1995          1994
                       ____________  ____________   ____________  ____________
Revenues               $ 1,110,416   $   827,901    $ 3,081,913   $ 2,354,532
                       ____________  ____________   ____________  ____________

Costs of services          863,704       661,815      2,441,271     1,877,354

Selling, general and
   administrative          115,379        73,471        287,849       223,567

Depreciation and
   amortization             64,378        41,812        176,460       119,644

Interest expense             9,371         7,876         26,600        20,164

Interest income             (1,028)         (401)        (3,249)       (1,694)
                       ____________  ____________   ____________  ____________
Total costs and
  expenses               1,051,804       784,573      2,928,931     2,239,035
                       ____________  ____________   ____________  ____________

Income before taxes         58,612        43,328        152,982       115,497

Taxes on income             22,600        16,580         58,900        44,004
                       ____________  ____________   ____________  ____________

Net income             $    36,012   $    26,748    $    94,082   $    71,493
                       ============  ============   ============  ============

Earnings per common
  share (Note B)       $      0.63   $      0.51    $      1.65   $      1.37
                       ============  ============   ============  ============





See accompanying notes.


                        COMPUTER SCIENCES CORPORATION

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                        Nine Months Ended
                                                   ___________________________

                                                     Dec. 29,       Dec. 30,
                ($ in thousands)                       1995           1994
                                                   ____________   ____________
Cash flows from operating activities:
  Net earnings                                     $    94,082    $    71,493
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    176,460        119,644
      Provision for losses on accounts receivable       14,977         11,436
      Changes in assets and liabilities, net of
       effects of acquisitions:
          Increase in assets                          (165,229)      (170,974)
          Increase (decrease) in liabilities             8,048         (4,807)
                                                   ____________   ____________
Net cash provided by operating activities              128,338         26,792
                                                   ____________   ____________
Investing activities:
  Purchases of property, plant and equipment          (172,192)      (149,289)
  Acquisitions, net of cash acquired                   (27,469)       (22,159)
  Outsourcing assets                                   (98,514)
  Purchased and internally developed software          (25,020)       (12,190)
  Other investing cash flows                               978         (4,158)
                                                   ____________   ____________
Net cash used in investing activities                (322,215)       (187,796)
                                                   ____________   ____________
Financing activities:
  Paydown of commercial paper, net                       (723)         (1,941)
  Borrowing under lines of credit, net                 82,262          50,339
  Borrowing under term debt issuance                                  150,000
  Payment of outsourcing financing                                   (114,403)
  Principal payments on long-term debt                 (9,259)        (42,143)
  Proceeds from exercise of stock options              11,550          11,858
  Other financing cash flows                            5,390           8,953
                                                   ____________   ____________
Net cash provided by financing activities              89,220          62,663
                                                   ____________   ____________

Net decrease in cash and cash equivalents            (104,657)        (98,341)

Cash and cash equivalents at beginning of year        155,310         126,820
                                                   ____________   ____________
Cash and cash equivalents at end of period         $   50,653     $    28,479
                                                   ============   ============

See accompanying notes.

                         COMPUTER SCIENCES CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands except per share amounts)


(A) No dividends were paid during the periods presented. There were 56,214,355 shares at December 29, 1995 and 55,385,555 shares at March 31, 1995 of $1.00 par value common stock issued with 306,300 and 215,047 shares, respectively, of treasury stock.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 57,191,000 and 52,334,000 respectively, for the nine months ended December 29, 1995, and December 30, 1994 (see Part II,
     Exhibit 11). Fiscal 1996 amounts include the effect of a four-million-share common stock offering completed February 15, 1995.

(C) Cash payments for interest on indebtedness were $28,973 and $17,034, respectively, for the nine months ended December 29, 1995, and December 30, 1994. Cash payments for taxes on income were $40,426 and $38,769, respectively, for the nine months ended December 29, 1995, and December 30, 1994.

(D) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Third Quarter of Fiscal 1996 versus
                          Third Quarter of Fiscal 1995


Revenues

The Company derived its revenues from the following market sectors for the third quarter and nine months, respectively (dollars in millions):

                          Third Quarter                  Nine Months
                         ----------------   Pct.      ----------------   Pct.
                           FY96     FY95   Growth       FY96     FY95   Growth
                         -------  -------  ------     -------  -------  ------
U.S. Commercial          $   405  $   285   42.2%     $ 1,118  $   812   37.7%
International                293      175   67.2          796      475   67.8
                         -------  -------  ------     -------  -------  ------
   Total Commercial          698      460   51.7        1,914    1,287   48.8
U.S. Federal Government      412      368   12.2        1,168    1,068    9.4
                         -------  -------  ------     -------  -------  ------
   Total                 $ 1,110  $   828   34.1%     $ 3,082  $ 2,355   30.9%
                         =======  =======  ======     =======  =======  ======

During the quarter ended December 29, 1995, the Company's total revenue increased 34.1%, or $283 million, over the same period last year. Commercial revenue fueled the growth, increasing 51.7%, or $238 million. Nearly one-half of the commercial growth came from the Company's international operations, reflecting the acquisitions of Ploenzke AG in Germany (effective January
1995), and business associated with the outsourcing contract signed June 1995 with Lucas Industries PLC in the United Kingdom. The remaining international growth was broad-based across the Company's operations in Europe and Australia.

U.S. commercial revenue grew $120 million or 42.2%. Approximately three-fourths of this growth came from outsourcing contracts, the largest of which were with Hughes Aircraft Company, Scott Paper Company and James River Corporation. The Company's U.S. consulting operations also contributed to the growth with revenues 13.6% over the same quarter of fiscal 1995. U.S. federal government revenue for the quarter increased $45 million, or 12.2%. The Company has announced federal contract awards with a value of about $2.0 billion during fiscal 1996, compared with $1.8 billion for all of fiscal 1995. However, many new and some existing contracts allow the Government discretion as to the timing and extent of expenditures.

For the nine months, revenue growth for all market sectors reflects the same overall trends as those described for the third quarter above. As the Company's commercial sector revenues have grown faster than federal, they comprise a larger percentage of total CSC revenue, as shown by the following table:

Revenue by Market Sector,       Third Quarter         Nine Months
as a percentage of total       FY96     FY95         FY96     FY95
----------------------------  -------  -------      -------  -------
     U.S. Commercial             37%      34%          36%      35%
     International               26       21           26       20
                              -------  -------      -------  -------
        Total Commercial         63       55           62       55
     U.S. Federal Government     37       45           38       45
                              -------  -------      -------  -------
        Total Revenue           100%     100%         100%     100%
                              =======  =======      =======  =======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                           Dollar Amount          Percentage of Revenue
                         ----------------    -------------------------------
                            Nine Months       Third Quarter    Nine Months
                           FY96     FY95      FY96    FY95     FY96    FY95
                         -------  -------    ------  ------   ------  ------
Costs of services        $ 2,441  $ 1,877    77.78%  79.94%   79.21%  79.73%
Selling, general & admin.    288      224    10.39    8.87     9.34    9.50
Depreciation and amort.      177      120     5.80    5.05     5.73    5.08
Interest expense, net         23       18     0.75    0.90     0.76    0.78
                         -------  -------    ------  ------   ------  ------
   Total                 $ 2,928  $ 2,239    94.72%  94.76%   95.04%  95.09%
                         =======  =======    ======  ======   ======  ======

Compared with the corresponding periods of the prior year, total costs and expenses improved slightly as a percentage of revenue for both the quarter and the nine months ended December 29, 1995. The third quarter above contains a year-to-date adjustment of an expense classification between costs of services and selling, general and administrative with respect to a recent acquisition. For the nine months, costs of services and selling, general and administrative expenses improved as a percentage of revenue, offset partially by an increase in depreciation and amortization expense. The latter increase reflects the Company's expansion in outsourcing, which is generally more capital intensive. The Company's U.S. and European outsourcing business also had a lower cost of services as a percentage of revenue than the company average, aiding the improvement seen for the quarter and nine months above.

Income Before Taxes

Income before taxes for the quarter was $58.6 million, up $15.3 million, or 35.3%, over last year's third quarter, reflecting the Company's revenue growth. Compared with the like periods of the prior year, the Company's pre-tax profit margin improved from 4.9% to 5.0% for the nine months and from 5.2% to 5.3% for the quarter ended December 29, 1995.

Net Income

Net income was $36.0 million for the quarter ended December 29, 1995, up $9.3 million, or 34.6%, over the same quarter last year. The effective tax rate was 38.6%, versus 38.3% for the same quarter last year. The higher current tax rate includes the increases in state income tax rates and less tax exempt income and income tax credits. This year's third quarter earnings per share of 63 cents increased 23.5% over the 51 cents for last year's third quarter. Fiscal 1996 includes the effect of a four-million-share common stock offering completed February 15, 1995.

Cash Flows

Cash provided by operating activities was $128.3 million for the first nine months of fiscal 1996, compared with $26.8 million for the same period last year. A majority of the increase relates to higher non-cash expenses for depreciation and amortization as the Company has expanded in more capital intensive areas.

The Company's cash expenditures for investing activities totaled $322.2 million for the current period versus $187.8 million during the first nine months of last year. The increase principally reflects greater investments in acquisition and outsourcing related assets, as described above.

Cash provided by financing activities was $89.2 million for the nine months versus $62.7 million for the same period last year. The increase is primarily due to additional borrowing on available lines of credit.

Financial Condition

During the first nine months of fiscal 1996, the Company's capital outlays included $298.2 million of business investments in the form of fixed asset purchases, outsourcing asset purchases and acquisitions. These amounts were funded from operating cash flows and additional debt and existing cash, which decreased from $155.3 million to $50.7 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 29.1% at December 29, 1995 versus 28% at March 31, 1995.

It is management's opinion that the Company will be able to fund its current cash needs from operating activities and from short-term borrowings. It is also management's opinion that any major additional requirements can be financed by the use of unused borrowing capacity or by the issuance of new CSC securities.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     a.  Exhibits
                                                                          Page
                                                                          ----
      3.1      Restated Articles of Incorporation                          (d)
      3.2      Amendment to Restated Articles of Incorporation             (l)
      3.3      By-Laws, effective January 31, 1993                         (h)
     10.1      Annual Management Incentive Plan                            (a)
     10.2      1978 Stock Option Plan                                      (h)
     10.3      Amendment Nos. 1 and 2 to the 1978 Stock Option Plan        (h)
     10.4      Amendment No. 3 to the 1978 Stock Option Plan               (c)
     10.5      1980 Stock Option Plan                                      (h)
     10.6      Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan  (b)
     10.7      Amendment No. 5 to the 1980 Stock Option Plan               (c)
     10.8      1984 Stock Option Plan                                      (i)
     10.9      Amendment No. 1 to the 1984 Stock Option Plan               (b)
     10.10     Amendment No. 2 to the 1984 Stock Option Plan               (c)
     10.11     1987 Stock Incentive Plan                                   (c)
     10.12     Schedule to the 1987 Stock Incentive Plan for United
                 Kingdom personnel                                         (c)
     10.13     1990 Stock Incentive Plan                                   (j)
     10.14     1992 Stock Incentive Plan                                   (l)
     10.15     Amendment No. 1 to the 1992 Stock Incentive Plan            (h)
     10.16     1995 Stock Incentive Plan                                   (n)
     10.17     Deferred Compensation Plan                                  (n)
     10.18     Restated Supplemental Executive Retirement Plan, effective
                 August 14, 1995                                           (n)
     10.19     Form of Indemnification Agreement for Directors             (e)
     10.20     Form of Indemnification Agreement for Officers              (h)
     10.21     Information Technology Services Agreements with General
                 Dynamics Corporation, dated as of November 4, 1991        (k)
     10.22     Restated Rights Agreement dated as of December 21, 1988,
                 effective December 6, 1993                                (g)
     10.23     $100 million Credit Agreement dated as of September 15,
                 1994                                                      (h)
     10.24     $150 million Credit Agreement dated as of September 15,
                 1994                                                      (h)
     10.25     $350,000,000 Credit Agreement dated as of September 6, 1995 (n)
     10.26     $100 million Credit Agreement dated as of January 3, 1995   (h)
     10.27     Amended and Restated Rights Agreement, effective October 30,
                 1995                                                      (n)
     11        Calculation of Primary and Fully Diluted Earnings Per Share,
                 filed herewith
     27        Article 5 Financial Data Schedule, filed herewith
     28        Additional exhibit, Revenue by Market Sector, filed herewith
     99.1      Annual Report on Form 11-K for the Matched Asset Plan of
                 Computer Sciences Corporation                             (h)
     99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
                 CSC Outsourcing Inc.                                      (h)
     99.3      Annual Report on Form 11-K for the Employee Savings Plan of
                 CSC Credit Services, Inc.                                 (h)
     99.4      Annual Report on Form 11-K for the CUTW Hourly Savings
                 Plan of CSC Outsourcing, Inc.                             (o)

Notes to Exhibit Index:

     (a)-(h) These exhibits are incorporated herein by reference to the Company's Form 10-K, Commission File No. 1-4850, for the respective fiscal year noted below:

     (a)     March 30, 1984            (e)     April 3, 1992
     (b)     April 3, 1987             (f)     April 2, 1993
     (c)     April 1, 1988             (g)     April 1, 1994
     (d)     March 31, 1989            (h)     March 31, 1995

     (i) Incorporated herein by reference to the Company's Form S-8 filed on August 17, 1984.
     (j) Incorporated herein by reference to the Company's Form S-8 filed on August 15, 1990.
     (k) Incorporated herein by reference to the Company's Form 8-K filed on November 4, 1991.
     (l) Incorporated herein by reference to the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
     (m) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992.
     (n) Incorporated herein by reference to the Company's Form 10-Q filed on November 13, 1995.
     (o)     Incorporated by reference to the Form 11-K filed on Feb. 6, 1996.

     b.  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the third quarter of fiscal 1996.