Form 10-K405
period 1996-03-29
COMPUTER SCIENCES CORP
filed 1996-05-31
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
                               ----------    -----------

                          Commission File No.: 1-4850

[LOGO OF COMPUTER SCIENCES CORPORATION]

                         COMPUTER SCIENCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                               95-2043126
      (STATE OF INCORPORATION OR        (I.R.S. EMPLOYER IDENTIFICATION NO.)
             ORGANIZATION)

  2100 EAST GRAND AVENUE
   EL SEGUNDO, CALIFORNIA                               90245
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(g) of the Act:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS:                          ON WHICH REGISTERED
       --------------------                  -----------------------------------
Common Stock, $1.00 par value per share      New York Stock Exchange
Preferred Stock Purchase Rights              Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of May 15, 1996, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $4,319,000,000. A total of 56,090,734 shares of common stock was outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 29, 1996, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                     PART I

 ITEM                                                                     PAGE
 ----                                                                     ----
   1. Business..........................................................    1
   2. Properties........................................................    3
   3. Legal Proceedings.................................................    4
   4. Submission of Matters to a Vote of Security Holders...............    4

                                    PART II

   5. Market for the Registrant's Common Equity and Related Stockholder
         Matters........................................................    6
   6. Selected Financial Data...........................................    6
         Management's Discussion and Analysis of Financial Condition and
   7. Results of Operations.............................................    7
   8. Financial Statements and Supplementary Data.......................   11
         Changes in and Disagreements With Accountants on Accounting and
   9. Financial Disclosure..............................................   32

                                    PART III

  10. Directors and Executive Officers of the Registrant................   32
  11. Executive Compensation............................................   32
  12. Security Ownership of Certain Beneficial Owners and Management....   32
  13. Certain Relationships and Related Transactions....................   32

                                    PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   33

                                    PART I

ITEM 1. BUSINESS

                           INTRODUCTION AND HISTORY

GENERAL

  Computer Sciences Corporation ("CSC" or the "Company") was founded in 1959 and is among the world leaders in the information technology ("IT") services industry. CSC offers a broad array of professional services to industry and government and specializes in the application of advanced and complex information technology to achieve its customers' strategic objectives. CSC's services include:

  Outsourcing--Operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations and data center management.

  Systems Integration--Designing, developing, implementing and integrating complete information systems.

  IT and Management Consulting and Other Professional Services--Advising clients on a wide range of issues, including how to shape their strategies and operations to become market leaders, the strategic acquisition and utilization of IT, and "business process reengineering" --redesigning operations to achieve efficiencies and improve competitive position.

  CSC has further enhanced its breadth of service offerings through expansion in outsourcing and strategic acquisitions across a number of geographic and vertical industry markets.

RECENT DEVELOPMENTS

  On April 28, 1996, the Company entered into an Agreement and Plan of Merger with The Continuum Company, Inc. ("Continuum") and Continental Acquisition, Inc., a subsidiary of the Company ("Sub"), pursuant to which Sub will be merged with and into Continuum and Continuum will become a wholly owned subsidiary of CSC. Each outstanding share of common stock of Continuum will be converted into 0.79 of a share of CSC common stock.

  Continuum is a consulting and computer services firm serving the needs of the global financial services industry for computer software and services. Consummation of the merger is expected to occur during the summer of 1996 and is subject to various conditions including, but not limited to, approval by the stockholders of CSC and Continuum.

REVENUES BY MAJOR MARKET

  The Company's principal markets served are the U.S. commercial markets, international markets and the United States federal government, with revenues composed as follows for the last three fiscal years, shown as a percentage of total Company revenue:

                                                               1996  1995  1994
                                                               ----  ----  ----
      U.S. Commercial.........................................  36%   35%   40%
      International...........................................  27    21    12
                                                               ---   ---   ---
        Global Commercial.....................................  63    56    52
      U.S. Federal Government.................................  37    44    48
                                                               ---   ---   ---
        Total Revenue......................................... 100%  100%  100%
                                                               ===   ===   ===

U.S. COMMERCIAL MARKETS

  CSC is a major provider of outsourcing services, including systems analysis, applications development, network operations and data center management. Current outsourcing activities include recent contracts with Hughes Aircraft Company, Scott Paper Company, Southern New England Telecommunications Corporation, James River Corporation and San Diego Gas & Electric.

  The Company also provides consulting and technical services in the development and integration of computer and communications systems to commercial organizations, as well as various industry-specific IT services. The Company's experience includes business process reengineering, the setting of information technology strategy, the development of information systems for a wide range of applications and the operation of computer facilities.

  The Company has expertise in information-systems development for the vertical-industry markets of consumer goods, distribution, financial services, publishing, utilities, manufacturing, pharmaceuticals, communications and insurance, and for state and local governments. Other capabilities, such as office automation and communications network engineering, operation and management, range across industry needs in general.

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

  Also in the financial services arena, the Company provides consumer credit reports and account-management services to thousands of credit grantors nationwide. Through an agreement with Equifax Inc., another major credit services company, the Company offers retail chains and other large credit grantors the benefits of a national file of consumer credit histories. The national file enables customers to obtain credit information from a single source, instead of dealing with multiple reporting services.

INTERNATIONAL MARKETS

  The Company's international operations, with major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, and Australia, provide a wide range of information technology services to commercial and public sector clients. CSC provides substantially the same services to its international customers that it provides to U.S. customers. These services span the range of consulting, systems integration and outsourcing. Current activities include major outsourcing contracts with British Aerospace, Anglian Water, Guinness PLC, the National Health Service in Scotland, ICI Paints and Lucas Industries PLC. Also, as part of the fiscal 1995 acquisition of Ploenzke A.G., CSC significantly expanded its European consulting operations.

U.S. FEDERAL MARKET

  For more than three decades, CSC has provided the United States federal government with IT services, ranging from traditional systems integration and outsourcing to advanced technical undertakings and complex project management. CSC has extensive experience in the development of software for mission-critical systems for defense and civil agency applications, and also provides systems engineering and technical assistance in network management, satellite communications, intelligence, aerospace, logistics and related high-technology fields.

  Typical current activities include: supporting the Federal Aviation Administration's National EnRoute Software system, developing the next generation of NAVSTAR Global Positioning System satellites for the Air Force and operating the computer center and supporting management information systems for the Air Force's flight simulation test facilities at the Arnold Engineering Development Center. Federal activities also include providing command, control, and communication technical engineering and integration to the U.S. Army Communications Electronics Command, upgrading the Navy's Aegis Combat Weapons Systems and providing technical information systems security applications to the Department of Defense, among other federal agencies and departments.

                                  COMPETITION

  The information technology market in which CSC competes is not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that have greater financial resources than CSC and in some cases may have greater capabilities to perform services similar to those provided by CSC.

  The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, lower prices, a quicker response, or a combination of these factors. CSC believes that its technology and systems expertise and large project management skills gained through years of experience in providing IT services to the federal government position it to compete effectively in U.S. and international commercial markets. CSC also believes that its competitive position is enhanced by its leadership position in management consulting and the full spectrum of services that it provides.

                                   EMPLOYEES

  The Company employs approximately 33,600 persons, of which 24,300 are highly trained professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, mathematics, physics, engineering, astronomy, geology, operations research, economics, statistics and business administration.

ITEM 2. PROPERTIES

                           APPROXIMATE
OWNED PROPERTIES          SQUARE FOOTAGE             GENERAL USAGE
- ----------------          --------------             -------------
El Segundo, California..      206,000    Office Facility
San Diego, California...      178,000    Computer and General Office Facility
Norwich, Connecticut....      149,000    Computer and General Office Facility
Falls Church, Virginia..      146,000    General Office
Meriden, Connecticut....      119,000    Computer and General Office Facility
Moorestown, New Jersey..       99,000    General Office
Herndon, Virginia.......       87,000    General Office
St. Leonards, NSW
Australia...............       60,000    Office Facility
Sterling, Virginia......       45,000    Office Facility
Various other U.S.
locations...............       51,000    Primarily General Office
LEASED PROPERTIES
- -----------------
Washington, D.C. area...    1,177,000    Computer and General Office Facilities
Houston and Dallas/Ft.
Worth, Texas............      385,000    Computer and General Office Facilities
Germany.................      348,000    General Office
Boston, Massachusetts
area....................      292,000    General Office
Mt. Laurel/Moorestown,
New Jersey..............      286,000    General Office
Dayton/Cleveland, Ohio..      274,000    General Office
United Kingdom..........      264,000    General Office
Los Angeles/San
Diego/San Francisco.....      206,000    General Office
Chicago/Champaign, IL...      170,000    General Office
Albany, New York........      164,000    General Office
New Jersey..............      123,000    General Office
Various other U.S. and
foreign locations.......      858,000    Computer and General Office Facilities

  Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 1997 through 2018.

ITEM 3. LEGAL PROCEEDINGS

  The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                            YEAR FIRST
                            ELECTED AS  TERM AS                                            FAMILY
NAME                    AGE AN OFFICER  OFFICER     POSITION HELD WITH THE REGISTRANT   RELATIONSHIP
- ----                    --- ---------- ----------   ---------------------------------   ------------
Van B. Honeycutt*        51    1987    Indefinite President and Chief Executive Officer     None
Leon J. Level*           55    1989    Indefinite Vice President and                        None
                                                   Chief Financial Officer
Harvey N. Bernstein      49    1988    Indefinite Vice President                            None
Edward P. Boykin         57    1995    Indefinite Vice President                            None
James A. Champy          54    1993    Indefinite Vice President                            None
Milton E. Cooper         57    1992    Indefinite Vice President                            None
Denis M. Crane           62    1981    Indefinite Vice President and Controller             None
Hayward D. Fisk          53    1989    Indefinite Vice President, General Counsel           None
                                                   and Secretary
Ronald W. Mackintosh     47    1993    Indefinite Vice President                            None
Thomas R. Madison, Jr.   50    1995    Indefinite Vice President                            None
John M. Mickel           56    1995    Indefinite Vice President                            None
Lawrence Parkus          59    1985    Indefinite Vice President                            None
C. Bruce Plowman         59    1989    Indefinite Vice President                            None
L. Scott Sharpe          57    1981    Indefinite Vice President                            None
Thomas Williams          60    1993    Indefinite Vice President                            None

- --------
* Director of the Company.

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

  Leon J. Level joined the Company in 1989 as Vice President and Chief Financial Officer of CSC. Former positions include Vice President and Treasurer of Unisys Corporation and Chairman of Unisys Finance Corporation; Assistant Corporate Controller and Executive Director of The Bendix Corporation; and Principal with the public accounting firm of Deloitte & Touche LLP. He is a Certified Public Accountant.

  Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Deputy General Counsel and was elected a Vice President in 1988. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver and Jacobson in Washington, D.C.

  Edward P. Boykin joined the Company in 1966. In the intervening years, he held numerous positions with several divisions of the Company and became President of the Technology Management Group in October, 1993. He was elected a Vice President in 1995.

  James A. Champy joined the Company during 1988 as a result of the acquisition of Index, where he served as President. Before joining Index, he was executive vice president of the Massachusetts Institute of Technology Alumni Association. He was elected a Vice President of the Company and appointed Chairman of its Consulting Group during 1993.

  Milton E. Cooper joined the Company in 1984 as group vice president of program development. He was named President of Systems Group in December 1991 and a Corporate Vice President in January 1992. A veteran of 33 years in the information industry, he has held senior sales and marketing positions with IBM Corporation and Telex Corporation. He is a graduate of the United States Military Academy at West Point.

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

  Ronald W. Mackintosh joined the Company as a result of the Index acquisition, where he was Managing Director of its London office. Previously he was a partner in the London office of Nolan, Norton & Company. In 1991, he was named Chief Executive Officer of the Company's UK Operations and, subsequently, President of the European Group. In 1993 he was elected a Vice President of the Company.

  Thomas R. Madison, Jr. joined the Company in 1994 as President of the Commercial Outsourcing Division of the Technology Management Group. He became President of Integrated Business Services and was elected a Vice President in 1995. He held numerous executive positions with IBM Corporation, was a partner at The United Research Company, was Managing Director of Gemini Consulting, and a member of the Executive Committee of the Sogeti Group in Paris.

  John M. Mickel joined the Company in 1993. He was appointed President of the Consulting Group in 1994 and was elected a Vice President in 1995. Prior to joining the Company, he held various positions with IBM Corporation, co-founded Decimus Corporation, became Executive Vice President, Bank of America and a member of the Managing Committee, was a partner at McKinsey & Co. and was President and Chief Executive Officer of Automation Partners International.

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

  Thomas Williams joined the Company in 1970 and has held a number of managerial and technical positions within the Company. Previously he served as President of the Technology Management Group, President of the Applied Technology Division and Vice President, Engineering and Range Operations, and associate project manager of CSTA. In 1993 he was elected a Vice President of the Company and named President of the Aerospace Systems Division and Deputy Chief Executive Officer of the European Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Stock Exchange. The ticker symbol is "CSC."

  As of May 28, 1996, the number of registered shareholders of Computer Sciences Corporation's common stock was 7,666. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years, and to date in 1996. No cash dividends have been paid during this period. Per share prices have been adjusted for a 200% stock dividend distributed January 13, 1994.

                                         1996            1995          1994
                                     --------------  ------------- -------------
     CALENDAR QUARTER                 HIGH    LOW     HIGH   LOW    HIGH   LOW
     ----------------                ------  ------  ------ ------ ------ ------
     1st............................ 80 3/4  65 1/8  52 1/4 47 1/4 41 3/4 31 5/8
     2nd............................ 79 1/2* 68 1/8* 56 7/8 46 1/2 44     35 1/4
     3rd............................                 65 3/8 52     45 1/4 39 3/4
     4th............................                 75 1/4 62 1/2 52 5/8 41

- --------
* Through May 20, 1996.

ITEM 6. SELECTED FINANCIAL DATA, FIVE-YEAR REVIEW

                                MARCH 29,  MARCH 31,   APRIL 1,   APRIL 2,   APRIL 3,
                                   1996       1995      1994        1993       1992
                                ---------- ---------- ---------- ---------- ----------
                                   (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Total assets............        $2,595,790 $2,333,660 $1,806,380 $1,460,922 $1,375,386
Debt:
  Long-term.............           405,471    310,317    273,344    295,316    349,410
  Short-term............            64,421    126,317     17,772      6,220     17,963
  Current maturities....             5,887     11,111     32,685     10,503     22,337
                                ---------- ---------- ---------- ---------- ----------
    Total...............           475,779    447,745    323,801    312,039    389,710
Stockholders' equity....         1,305,694  1,148,559    805,680    695,380    606,810
Working capital.........           383,811    303,593    195,875    332,273    265,563
Property and equipment:
  At cost...............         1,147,448    905,469    695,796    525,742    435,332
  Accumulated
     depreciation and
     amortization.......           506,646    375,330    302,760    241,990    165,165
                                ---------- ---------- ---------- ---------- ----------
  Property and
equipment, net..........           640,802    530,139    393,036    283,752    270,167
Current assets to
current liabilities.....             1.5:1      1.4:1      1.3:1      1.8:1      1.7:1
Debt to total
capitalization..........             26.7%      28.0%      28.7%      31.0%      39.1%
Return on equity, before
 accounting change......              11.5       12.2       12.1       12.0       12.0
Book value per share....            $23.30     $20.82     $15.92     $13.94     $12.33
Stock price range
(high)..................             80.75      52.63      41.75      26.83      28.00
            (low).......             46.50      35.25      23.33      19.00      17.42
Year-end price/earnings
ratio...................                28         24         20         16         16

                             1996       1995       1994       1993       1992
                          ---------- ---------- ---------- ---------- ----------
                             (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Revenues................  $4,242,422 $3,372,502 $2,582,670 $2,479,847 $2,113,351
                          ---------- ---------- ---------- ---------- ----------
Costs of services.......   3,349,706  2,685,603  2,065,023  2,006,449  1,723,973
Selling, general and
administrative..........     378,873    311,177    227,003    210,217    179,578
Depreciation and
amortization............     252,084    172,625    130,704    118,668     81,701
Interest, net...........      30,367     25,645     10,857     15,804     15,626
Other items, net........                  3,740                   460      3,250
                          ---------- ---------- ---------- ---------- ----------
Total costs and
expenses................   4,011,030  3,198,790  2,433,587  2,351,598  2,004,128
                          ---------- ---------- ---------- ---------- ----------
Income before taxes.....     231,392    173,712    149,083    128,249    109,223
Taxes on income.........      89,700     62,973     58,153     50,100     41,046
                          ---------- ---------- ---------- ---------- ----------
Earnings before
 cumulative effect of
 accounting change......     141,692    110,739     90,930     78,149     68,177
Cumulative effect of
 accounting change for
 income taxes...........                             4,900
                          ---------- ---------- ---------- ---------- ----------
Net income..............  $  141,692 $  110,739 $   95,830 $   78,149 $   68,177
                          ========== ========== ========== ========== ==========
Earnings per common
 share before cumulative
 effect of accounting
 change.................       $2.48      $2.09      $1.77      $1.55      $1.37
Cumulative effect of
 accounting change for
 income taxes...........                              0.09
                          ---------- ---------- ---------- ---------- ----------
Earnings per common
share...................       $2.48      $2.09      $1.86      $1.55      $1.37
                          ========== ========== ========== ========== ==========
Shares used to compute
 earnings per share.....  57,214,384 52,974,949 51,385,204 50,275,506 49,646,760

Note:Per-share amounts are restated for a three-for-one stock split, distributed in the form of a 200% stock dividend on January 13, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

  The Company derived its revenues for fiscal years 1996, 1995 and 1994 from the following market sectors (dollars in millions):

                                              PERCENT          PERCENT
                                       1996   CHANGE    1995   CHANGE    1994
                                     -------- ------- -------- ------- --------
U.S. Commercial..................... $1,531.9    31%  $1,169.8    13%  $1,038.8
International.......................  1,139.0    60      713.3   122      320.7
                                     --------         --------         --------
  Global Commercial.................  2,670.9    42    1,883.1    39    1,359.5
U.S. Federal Government.............  1,571.5     6    1,489.4    22    1,223.2
                                     --------         --------         --------
  Total............................. $4,242.4    26%  $3,372.5    31%  $2,582.7
                                     ========         ========         ========

  The Company's 26% overall revenue growth for fiscal 1996 over 1995 was fueled principally by its global commercial operations. International commercial operations provided over one-half of the global commercial growth. The expansion of outsourcing business in the United Kingdom and acquisition of Ploenzke A.G. in

Germany accounted for the bulk of the Company's international growth. During the year, the Company announced international outsourcing contracts with Lucas Industries PLC, Anglian Water, Guinness PLC and the National Health Service in Scotland. The majority of fiscal 1995 international revenue growth also came from significant increases in outsourcing and consulting. Important international outsourcing clients adding to fiscal 1995 revenue included British Aerospace, Ford of Europe, ICI Paints and Toyota of Belgium.

  U.S. commercial revenue increased 31% for fiscal 1996 versus 1995. More than 70% of this growth was the result of an increase in commercial outsourcing, notably the award of contracts with the Hughes Aircraft Company, Southern New England Telecommunications Corporation, Scott Paper Company and James River Corporation. The Company's U.S. consulting operations also contributed to the growth, with fiscal 1996 revenue 25% over fiscal 1995 revenue. CSC's U.S. commercial revenue growth for fiscal 1995 was led by large increases in commercial outsourcing, including contracts with American Medical Response, the Mutual Life Insurance Company of New York and Polaroid.

  The Company's federal revenues were derived from the following agencies (dollars in millions):

                                               PERCENT          PERCENT
                                        1996   CHANGE    1995   CHANGE    1994
                                      -------- ------- -------- ------- --------
DOD.................................. $  961.6    17%  $  823.8    19%  $  693.2
NASA.................................    292.9    (6)     312.4    41      222.0
Civil................................    317.0   (10)     353.2    15      308.0
                                      --------         --------         --------
Total U.S. Federal................... $1,571.5     6%  $1,489.4    22%  $1,223.2
                                      ========         ========         ========

  Revenue from the U.S. Federal government increased 6% during fiscal 1996 versus fiscal 1995 due principally to additional tasking on delivery order contracts, such as with the Defense Enterprise Integration Systems Agency
(DEIS), and the win of the Air Force contract at the Arnold Engineering Development Center. Revenue gains during 1996 were partially offset by the loss of two civil contracts and federal government spending reductions. During fiscal 1995, the Company's 22% revenue increase was led by the award of a NASA contract valued at $1.1 billion over eight years if all options are exercised. The higher federal revenue also included the effect of an acquisition at the end of the third quarter of fiscal 1994. During fiscal 1996, CSC announced winning federal contracts with a value of $2.4 billion, compared with the $1.3 billion announced during 1995.

COSTS AND EXPENSES

  The Company's costs and expenses in dollars and as a percentage of revenue are as follows (dollars in millions):

                               DOLLAR AMOUNT         PERCENTAGE OF REVENUE
                         -------------------------- -------------------------
                           1996     1995     1994    1996     1995     1994
                         -------- -------- -------- -------  -------  -------
Costs of services....... $3,349.7 $2,685.6 $2,065.0    79.0%    79.6%    80.0%
Selling, general &
administrative..........    378.9    311.2    227.0     8.9      9.2      8.8
Depreciation and
amortization............    252.1    172.6    130.7     5.9      5.1      5.1
Interest expense, net...     30.3     25.7     10.9      .7       .8       .4
Other items, net........               3.7                        .1
                         -------- -------- -------- -------  -------  -------
Total................... $4,011.0 $3,198.8 $2,433.6    94.5%    94.8%    94.2%
                         ======== ======== ======== =======  =======  =======

COSTS OF SERVICES

  The Company's costs of services as a percent of revenue improved to 79.0% during fiscal 1996 from 79.6% during fiscal 1995. The decrease in costs of services during fiscal 1996 and 1995 is primarily related to the shift in the mix of business toward outsourcing, which is generally more capital intensive than the Company's federal consulting and systems integration operations. The decrease in costs of services is generally offset by increases in depreciation and amortization expense.

SELLING, GENERAL AND ADMINISTRATIVE

  As noted in the table above, selling, general and administrative (SG&A) expenses improved as a percent of revenue during fiscal 1996 to 8.9% from 9.2% for fiscal 1995. Improvements in SG&A during 1996 were achieved across all market sectors served by CSC. During fiscal 1995, the expansion of the Company's commercial activities was the most significant contributor to the increase in SG&A as a percent of revenue.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense during fiscal 1996 was 5.9% of the Company's total revenue. This is an increase from fiscal 1995 when depreciation and amortization expenses were 5.1% of revenue. The increases during both fiscal years reflect the Company's investments in computer equipment and software, especially from CSC's outsourcing activities, as described above.

INTEREST AND OTHER ITEMS

  Interest expense, net of interest income, was $30.3 million for fiscal 1996, up from $25.7 million for fiscal 1995 and $10.9 million for fiscal 1994. The higher interest expense for fiscal 1996 and 1995 is due principally to higher borrowing to fund the Company's investment in computer equipment and software mentioned above.

  Other items for fiscal 1995 include a loss on the sale of the Company's tax processing operation during January 1995. The sale resulted in a pre-tax loss of $3.7 million. This loss was reduced by related income tax effects of $2.8 million, yielding a net loss of $0.9 million. The Company also completed the phase-out of certain unprofitable operations in Belgium during fiscal 1995.

INCOME BEFORE TAXES

  The company's income before taxes for the most recent three fiscal years is as follows:

                                               DOLLAR AMOUNT         MARGIN
                                            -------------------- ----------------
                                             1996   1995   1994  1996  1995  1994
                                            ------ ------ ------ ----  ----  ----
Income before taxes........................ $231.4 $173.7 $149.1 5.5%  5.2%  5.8%

  Income before taxes improved during fiscal 1996 as a percentage of revenue. The 0.3% improvement in margin to 5.5% during fiscal 1996 relates principally to improvements in costs of services and SG&A expenses as a percent of revenue, partially offset by the increase in depreciation and amortization.

  During 1995, income before taxes decreased because of proportionately higher SG&A costs, higher net interest expense, and the adverse effect on earnings of ending certain consulting activities in the Far East. The adverse effect was largely offset by the favorable resolution of sales tax issues in the Company's U.S. operations.

TAXES

  The provision for income taxes as a percentage of pre-tax earnings was 38.8%, 36.3% and 39.0% for fiscal 1996, 1995 and 1994, respectively. The fiscal 1995 tax rate was reduced most significantly by the favorable tax treatment of the loss on sale of TACS, the Company's tax processing subsidiary and by lower amounts of non-deductible foreign operating losses.

NET INCOME

  The Company's net income for fiscal years 1996,1995, and 1994 is as follows:

                                               DOLLAR AMOUNT         MARGIN
                                            -------------------- ----------------
                                             1996   1995   1994  1996  1995  1994
                                            ------ ------ ------ ----  ----  ----
Net income................................. $141.7 $110.7 *$90.9 3.3%  3.3%  3.5%

- --------
* Before the effect of the adoption of SFAS 109.

  During fiscal 1996, the Company's net income margin remained constant at 3.3%. The increase in the Company's 1996 tax rate offset the improvement in income before taxes as a percent of revenue. The decline in the Company's net income margin during fiscal 1995 is due primarily to higher SG&A costs, depreciation, and net interest expense.

CASH FLOWS

                                              PERCENT          PERCENT
                                      1996    CHANGE   1995    CHANGE   1994
                                     -------  ------- -------  ------- -------
                                              (DOLLARS IN MILLIONS)
Cash from operations...............  $ 365.2     60 % $ 227.3     19%  $ 191.8
Net cash used in investing.........   (465.4)    16    (402.8)    30    (309.7)
Net cash provided by financing.....     49.8    (76)    204.0     53     133.3
                                     -------          -------          -------
Net (decrease) increase in cash and
cash equivalents...................    (50.4)            28.5             15.4
Cash at beginning of year..........    155.3            126.8            111.4
                                     -------          -------          -------
  Cash at end of year..............  $ 104.9    (32)% $ 155.3     22%  $ 126.8
                                     =======          =======          =======

  Historically, the majority of the Company's cash has been provided from operating activities. The increases in cash from operations during fiscal 1996 and 1995 are primarily due to higher earnings and non-cash charges (depreciation and amortization), offset in part by higher working capital requirements.

  The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding commercial operations. Investments in computer equipment occur at the inception of an outsourcing contract and during performance on the contract as equipment upgrades or replacements. The Company has also made a significant number of acquisitions from fiscal 1994 to 1996.

  The Company received $196.3 million in cash from a four million common share offering during fiscal 1995. During fiscal 1994, a $250 million bank borrowing was replaced with a commercial paper program of the same amount, with no net change in principal outstanding.

LIQUIDITY AND CAPITAL RESOURCES

  The balance of cash, cash equivalents and short-term investments was $104.9 million at March 29,1996, $155.3 million at March 31, 1995 and $126.8 million at April 1, 1994. During this period, the Company's earnings have added substantially to equity. During fiscal 1995, equity was augmented by the $196.3 million net proceeds from the Company's public offering noted above. For fiscal 1994 through 1996, equity growth--mainly through retained earnings, in excess of additional borrowings--enabled the Company to strengthen its financial position. At the end of fiscal 1996, CSC's ratio of debt to total capitalization was 27%.


                                                        1996     1995     1994
                                                      -------- -------- --------
   Debt.............................................. $  475.8 $  447.7 $  323.8
   Equity............................................  1,305.7  1,148.6    805.7
                                                      -------- -------- --------
   Total capital..................................... $1,781.5 $1,596.3 $1,129.5
                                                      ======== ======== ========
   Debt to total capital.............................   27%      28%      29%

  In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity, and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of CSC public debt and, or, equity.

DIVIDENDS

  It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

RECENT DEVELOPMENTS

  On April 28, 1996, the Company entered into an Agreement and Plan of Merger with The Continuum Company, Inc. ("Continuum") and Continental Acquisition, Inc., a subsidiary of the Company ("Sub") pursuant to which Sub will be merged with and into Continuum and Continuum will become a wholly owned subsidiary of CSC. Each outstanding share of common stock of Continuum will be converted into 0.79 of a share of CSC common stock.

  Continuum is a consulting and computer services firm serving the needs of the global financial services industry for computer software and services. Consummation of the merger is expected to occur during the summer of 1996 and is subject to various conditions including, but not limited to, approval by the stockholders of CSC and Continuum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  12
Consolidated Statements of Income for the fiscal years ended March 29,
 1996, March 31, 1995 and  April 1, 1994.................................  13
Consolidated Balance Sheets as of March 29, 1996 and March 31, 1995......  14
Consolidated Statements of Cash Flows for the fiscal years ended March
 29, 1996, March 31, 1995 and April 1, 1994..............................  16
Consolidated Statements of Stockholders' Equity for the fiscal years ended March 29, 1996, March 31, 1995, and April 1, 1994.................  17
Notes to Consolidated Financial Statements...............................  18
Quarterly Financial Information (Unaudited)..............................  31

                                   SCHEDULES

Additional Note to Consolidated Financial Statements.....................  36
Schedule VIII--Valuation and Qualifying Accounts.........................  38

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

           INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS,
               ADDITIONAL NOTE AND FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

  We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries as of March 29, 1996 and March 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 29, 1996. Our audits also included the additional note and financial statement schedule listed in the Index at Item 8. These financial statements, additional note and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, additional note and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries at March 29, 1996 and March 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such additional note and financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions to conform with pronouncements of the Financial Accounting Standards Board.

Deloitte & Touche LLP

Los Angeles, California
May 24, 1996

        COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF INCOME

                                 FISCAL YEAR ENDED
                          ----------------------------------
                          MARCH 29,   MARCH 31,    APRIL 1,
                             1996        1995        1994
                          ----------  ----------  ----------
                             (IN THOUSANDS EXCEPT PER-
                                   SHARE AMOUNTS)
Revenues................  $4,242,422  $3,372,502  $2,582,670
                          ----------  ----------  ----------
Costs of services.......   3,349,706   2,685,603   2,065,023
Selling, general and
administrative..........     378,873     311,177     227,003
Depreciation and
amortization............     252,084     172,625     130,704
Interest expense........      35,021      28,841      17,219
Interest income.........      (4,654)     (3,196)     (6,362)
Other items, net (note
4)......................                   3,740
                          ----------  ----------  ----------
Total costs and
expenses................   4,011,030   3,198,790   2,433,587
                          ----------  ----------  ----------
Income before taxes.....     231,392     173,712     149,083
Taxes on income (note
6)......................      89,700      62,973      58,153
                          ----------  ----------  ----------
Income before cumulative
 effect of
 accounting change......     141,692     110,739      90,930
Cumulative effect of
 accounting change for
 income taxes (note 1)..                               4,900
                          ----------  ----------  ----------
Net income..............  $  141,692  $  110,739  $   95,830
                          ==========  ==========  ==========
Earnings per common
 share before
 cumulative effect of
 accounting change......  $     2.48  $     2.09  $     1.77
Cumulative effect of
 accounting change for
 income taxes...........                                0.09
                          ----------  ----------  ----------
Earnings per common
share (note 1)..........  $     2.48  $     2.09  $     1.86
                          ==========  ==========  ==========


                (See notes to consolidated financial statements)

           COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS

                                                          MARCH 29,  MARCH 31,
                         ASSETS                             1996        1995
                         -------                          ---------- ----------
                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents (note 1)..................... $  104,867 $  155,310
  Receivables, net of allowance for doubtful accounts of
     $36,086 (1996) and $30,432 (1995) (note 2)..........    943,355    824,963
  Prepaid expenses and other current assets..............     96,032    101,232
                                                          ---------- ----------
    Total current assets.................................  1,144,254  1,081,505
                                                          ---------- ----------
Investments and other assets (note 1):
  Purchased and internally developed software, net of
     accumulated amortization of $73,298 (1996) and
     $48,904 (1995)......................................     71,704     45,473
  Purchased credit information files, net of accumulated
     amortization of $29,431 (1996) and $26,785 (1995)...     24,131     26,768
  Excess of cost of businesses acquired over related net
     assets, net of accumulated amortization of $59,779
     (1996) and $44,349 (1995)...........................    420,775    431,074
  Other assets...........................................    294,124    218,701
                                                          ---------- ----------
    Total investments and other assets...................    810,734    722,016
                                                          ---------- ----------
Property and equipment--at cost (note 3):
  Land, buildings and leasehold improvements.............    168,302    152,675
  Computers and related equipment........................    887,292    673,366
  Furniture and other equipment..........................     91,854     79,428
                                                          ---------- ----------
                                                           1,147,448    905,469
  Less accumulated depreciation and amortization.........    506,646    375,330
                                                          ---------- ----------
    Property and equipment, net..........................    640,802    530,139
                                                          ---------- ----------
                                                          $2,595,790 $2,333,660
                                                          ========== ==========




                (See notes to consolidated financial statements)

                                                                         MARCH 29,       MARCH 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                        1996            1995
                ------------------------------------                   --------------  --------------
                                                                       (IN THOUSANDS EXCEPT SHARES)
Current liabilities:
  Short-term debt and current maturities of long-term debt (note 3)..  $       70,308  $      137,428
  Accounts payable...................................................         151,361         181,983
  Accrued payroll and related costs (note 5).........................         196,221         152,438
  Other accrued expenses.............................................         290,372         258,181
  Federal, state and foreign income taxes (note 6)...................          52,181          47,882
                                                                       --------------  --------------
    Total current liabilities........................................         760,443         777,912
                                                                       --------------  --------------
Long-term debt, net of current maturities (note 3)...................         405,471         310,317
                                                                       --------------  --------------
Deferred income taxes (note 6).......................................          72,011          52,601
                                                                       --------------  --------------
Other long-term liabilities..........................................          52,171          44,271
                                                                       --------------  --------------
Commitments and contingencies (note 7)...............................
Stockholders' equity (notes 1 and 8).................................
  Preferred stock, par value $1 per share; authorized 1,000,000 shares;
     none issued.....................................................
  Common stock, par value $1 per share; authorized 75,000,000 shares;
     issued 56,341,855 (1996) and 55,385,555 shares (1995)...........          56,342          55,386
  Additional paid-in capital.........................................         348,507         316,241
  Earnings retained for use in business..............................         911,872         770,180
  Foreign currency translation and unfunded pension adjustments......            (539)         11,931
                                                                       --------------  --------------
                                                                            1,316,182       1,153,738
  Less common stock in treasury, at cost, 311,928 shares (1996) and
     215,047 shares (1995)...........................................          10,488           5,179
                                                                       --------------  --------------
    Stockholders' equity, net........................................       1,305,694       1,148,559
                                                                       --------------  --------------
                                                                       $    2,595,790  $    2,333,660
                                                                       ==============  ==============



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FISCAL YEAR ENDED
                                ----------------------------------------------
                                  MARCH 29,       MARCH 31,        APRIL 1,
                                     1996            1995            1994
                                --------------  --------------  --------------
                                 (IN THOUSANDS, INCREASE (DECREASE) IN CASH
                                           AND CASH EQUIVALENTS)
Cash flows from operating
activities:
  Net income .................  $      141,692  $      110,739  $       95,830
  Adjustments to reconcile net
income to net cash provided:
    Depreciation and
amortization..................         252,084         172,625         130,704
    Provision for losses on
accounts receivable...........          13,237           7,658          10,123
    Cumulative effect of
accounting change for income
taxes.........................                                          (4,900)
    Changes in assets and
liabilities, net of effects of
acquisitions:
      Increase in
receivables...................        (117,964)       (129,017)        (69,397)
      Decrease (increase) in
prepaid expenses..............           8,127         (25,461)         (6,497)
      Decrease (increase) in
other assets..................           3,074          (4,602)          3,829
      Increase in accounts
payable and accruals..........          21,806          78,304          17,969
      Increase in income taxes
payable.......................          39,201          10,032          12,946
      Other changes, net......           3,898           7,079           1,182
                                --------------  --------------  --------------
    Net cash provided by
operating activities..........         365,155         227,357         191,789
                                --------------  --------------  --------------
Cash flows from investing
activities:
  Short-term investments......                                          43,590
  Purchases of property and
equipment.....................        (259,834)       (193,325)       (118,635)
  Outsourcing contracts.......        (114,144)       (103,280)       (114,403)
  Acquisitions, net of cash
acquired......................         (33,057)        (76,924)        (92,961)
  Dispositions................           7,380
  Purchased and internally
developed software............         (51,149)        (23,906)        (18,793)
  Other investing cash flows..         (14,555)         (5,397)         (8,526)
                                --------------  --------------  --------------
  Net cash used in investing
activities....................        (465,359)       (402,832)       (309,728)
                                --------------  --------------  --------------
Cash flows from financing
activities:
  Net repayment of commercial
paper.........................            (587)
  Borrowings under lines of
credit........................          78,457         209,778         105,273
  Repayment of borrowings
under lines of credit.........         (38,376)       (215,667)        (93,549)
  Proceeds from term debt
issuance......................                         150,000
  Principal payments on long-
term debt.....................         (12,536)        (40,525)        (11,276)
  Outsourcing contract
financing.....................                        (114,403)        114,403
  Proceeds from equity
offering......................                         196,290
  Proceeds from stock option
transactions..................          12,788          17,449          17,200
  Other financing cash flows..          10,015           1,043           1,231
                                --------------  --------------  --------------
  Net cash provided by
financing activities..........          49,761         203,965         133,282
                                --------------  --------------  --------------
Net (decrease) increase in
cash and cash equivalents.....         (50,443)         28,490          15,343
Cash and cash equivalents at
beginning of year.............         155,310         126,820         111,477
                                --------------  --------------  --------------
Cash and cash equivalents at
end of year...................  $      104,867  $      155,310  $      126,820
                                ==============  ==============  ==============


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    FOREIGN
                                                                   CURRENCY
                                                        EARNINGS      AND
                            COMMON STOCK    ADDITIONAL  RETAINED   UNFUNDED    COMMON
                         ------------------  PAID-IN   FOR USE IN   PENSION   STOCK IN
                           SHARES   AMOUNT   CAPITAL    BUSINESS  ADJUSTMENTS TREASURY
                         ---------- ------- ---------- ---------- ----------- --------
                                         (IN THOUSANDS EXCEPT SHARES)
Balance at April 2,      16,811,831 $16,812  $ 89,029   $597,248   $ (3,740)  $ (3,969)
1993....................
Stock option                358,639     358    17,468                             (626)
transactions............
Net income .............                                  95,830
Currency translation                                                 (2,840)
adjustment..............
Unfunded pension                                                        110
obligation..............
Effect of 3-for-1 stock  33,636,982  33,637              (33,637)
split...................
                         ---------- -------  --------   --------   --------   --------
Balance at April 1,      50,807,452  50,807   106,497    659,441     (6,470)    (4,595)
1994....................
Issuance of common        4,000,000   4,000   192,290
stock...................
Stock option                578,103     579    17,454                             (584)
transactions............
Net income..............                                 110,739
Currency translation                                                 19,037
adjustment..............
Unfunded pension                                                       (636)
obligation..............
                         ---------- -------  --------   --------   --------   --------
Balance at March 31,     55,385,555  55,386   316,241    770,180     11,931     (5,179)
1995....................
Stock option                956,300     956    32,266                           (5,309)
transactions............
Net income..............                                 141,692
Currency translation                                                (10,822)
adjustment..............
Unfunded pension                                                     (1,648)
obligation..............
                         ---------- -------  --------   --------   --------   --------
Balance at March 29,     56,341,855 $56,342  $348,507   $911,872   $   (539)  $(10,488)
1996....................
                         ========== =======  ========   ========   ========   ========



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries, and those joint ventures and partnerships over which it exercises control, hereafter referred to as "CSC" or "the Company." All material intercompany transactions and balances have been eliminated.

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

DEPRECIATION AND AMORTIZATION

  The Company's depreciation and amortization policies are as follows:

     Property and Equipment:
       Buildings.........................  10 to 40 years
       Computers and related equipment...  3 to 10 years
       Furniture and other equipment.....  2 to 10 years
       Leasehold improvements............  Shorter of lease term or useful life
     Investments and Other Assets:
       Purchased and internally developed
     software............................  2 to 10 years
       Credit information files..........  10 to 20 years
       Excess of cost of businesses
          acquired over related net
          assets.........................  Up to 40 years
       Deferred contract costs...........  Contract life

  For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated on the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated above. Included in purchased and internally developed software are unamortized capitalized software development costs of $30,031,000 and $19,326,000 for fiscal years 1996 and 1995, respectively. The related amortization expense was $14,126,000, $6,659,000, and $7,485,000, for fiscal years 1996, 1995, and 1994, respectively.

  Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $99,551,000 and $91,324,000 for fiscal 1996 and 1995, respectively. The related amortization expense was $12,764,000, $11,601,000, and $6,169,000 for fiscal 1996, 1995 and 1994, respectively.

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

ACQUISITIONS

  During the three years ended March 29, 1996, the Company made a number of acquisitions which, either individually or collectively, are not material. In conjunction with these purchases, the Company acquired assets with an estimated fair value of $27,255,000, $63,102,000, and $125,912,000; and
assumed liabilities of $14,663,000, $85,465,000, and $76,815,000, for fiscal
1996, 1995, and 1994, respectively. The excess of cost of businesses acquired over related net assets was $14,902,000, $103,626,000, and $54,531,000 for fiscal 1996, 1995, and 1994, respectively.

CASH FLOWS

  Cash payments for interest on indebtedness and taxes on income are as follows:

                                                               FISCAL YEAR
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
     Interest........................................... $33,418 $23,733 $17,513
     Taxes on income....................................  45,217  54,800  56,404

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

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in particular estimates of anticipated contract costs utilized in the revenue recognition process, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Shares used to compute earnings per share, restated for the stock split, are as follows:

                                                          FISCAL YEAR
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
     Average shares outstanding................ 55,568,121 51,425,723 50,234,161
     Common stock equivalents..................  1,646,263  1,549,226  1,151,043
                                                ---------- ---------- ----------
                                                57,214,384 52,974,949 51,385,204
                                                ========== ========== ==========

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

RECENT ACCOUNTING PRONOUNCEMENTS

  During fiscal 1996, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and that such assets be reported at the lower of carrying amount or fair value. The Company will adopt SFAS No. 121 during fiscal 1997 and, based on current circumstances, does not expect a material impact on its results of operations or financial position.

  Also during fiscal 1996, Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," was issued, which is effective for fiscal years beginning after December 15, 1995. This statement requires footnote disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement. The disclosure provisions of this statement will be adopted during fiscal 1997.

RECLASSIFICATIONS

  Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current presentation.

                         COMPUTER SCIENCES CORPORATION

NOTE 2--RECEIVABLES

  Receivables consist of the following:

                                                             MARCH 29, MARCH 31,
                                                               1996      1995
                                                             --------- ---------
                                                               (IN THOUSANDS)
     Billed trade accounts.................................. $687,508  $637,580
     Recoverable amounts under contracts in progress........  228,099   157,838
     Other receivables......................................   27,748    29,545
                                                             --------  --------
                                                             $943,355  $824,963
                                                             ========  ========

  Amounts due under long-term contracts include the following items:

                                                            MARCH 29, MARCH 31,
                                                              1996      1995
                                                            --------- ---------
                                                              (IN THOUSANDS)
     Included in billed trade accounts receivable--
       Amounts retained in accordance with contract terms,
          due upon completion or other specified event..... $  8,764  $  6,496
                                                            ========  ========
     Included in recoverable amounts under contracts in
     progress:
       Amounts on fixed price contracts not billable in
          accordance with contract terms until some
          future date...................................... $107,824  $ 69,807
       Excess of costs over provisional billings, awaiting
          clearance for final billing or future
          negotiation......................................   18,093    10,786
       Accrued award fees..................................   11,756     9,546
       Amounts retained in accordance with contract terms,
          due upon completion or other specified event.....   17,412     7,358
       Amounts on completed work, negotiated and awaiting
          contractual document.............................    3,082     2,754
       Unrecovered costs related to claims.................   11,202     9,569
                                                            --------  --------
                                                            $169,369  $109,820
                                                            ========  ========

  The recoverable amounts under contracts in progress which have not yet been billed comprise amounts of contract revenue not billable at the balance sheet date. Such amounts generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer.

  All items relating to long-term contracts shown above are expected to be collected during fiscal 1997 except for $11,202,000 of unrecovered costs related to claims and $107,386,000 of other items to be collected during 1998 and thereafter. The unrecovered costs related to claims are recorded at net realizable value and consist primarily of amounts due under long-term contracts which are pending determination by negotiation or legal proceedings.

                         COMPUTER SCIENCES CORPORATION

NOTE 3--DEBT

SHORT-TERM

  At March 29, 1996, the Company has uncommitted lines of credit of $80,000,000 with domestic banks. As of March 29, 1996, the Company had no borrowings outstanding under these lines of credit. The Company also has committed lines of credit of $140,000,000 with certain foreign banks; as of March 29, 1996, the Company had $64,421,000 of borrowings outstanding under these lines of credit. Interest rates approximate the applicable prime rate. These short-term lines of credit carry no commitment fees or significant covenants. At March 29, 1996, the weighted average interest rate on these short-term lines of credit was 5.2%. At March 31, 1995, the rate was 6.1%.

LONG-TERM

                                                             MARCH 29, MARCH 31,
                                                               1996      1995
                                                             --------- ---------
                                                               (IN THOUSANDS)
     Commercial paper......................................  $246,834  $150,000
     6.8% term notes.......................................   150,000   150,000
     8.95% Senior Notes....................................     5,000    10,000
     Capitalized lease liabilities, at varying interest
      rates, payable in monthly installments through fiscal
      2001.................................................     9,313     6,223
     Notes payable, at varying interest rates through
     fiscal 1999...........................................       211     5,205
                                                             --------  --------
     Total long-term debt..................................   411,358   321,428
     Less current maturities...............................     5,887    11,111
                                                             --------  --------
                                                             $405,471  $310,317
                                                             ========  ========

  During September 1995, CSC Enterprises (see Note 10) entered into a new credit agreement to provide standby support for the commercial paper program. The standby $350 million agreement expires during September 1999. At March 29, 1996, the weighted average interest rate on the Company's commercial paper was 5.2%. During April 1994, CSC Enterprises borrowed $150 million through a 144A Private Placement offering of 6.8% fixed rate term notes due April 15, 1999.

  The Senior Notes require repayment September 30, 1996. Any optional prepayment requires a prepayment premium.

  Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $10,362,000 (1996) and $13,439,000 (1995), less accumulated amortization of $4,396,000 and $7,370,000, respectively.

  Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $334 million of retained earnings were available for cash dividends at March 29, 1996.

  The carrying value of the Company's long-term debt is $411 million at March 29, 1996, as shown above. The corresponding fair value, as defined by Statement of Financial Accounting Standards No. 107, approximates $418 million using the current rates available to the Company for debt of the same remaining maturities.

  Maturities of long-term debt are $5,887,000 (1997), $4,961,000 (1998),
$2,853,000 (1999), $397,489,000 (2000) and $168,000 (2001).

                         COMPUTER SCIENCES CORPORATION

NOTE 4--OTHER ITEMS

  During January 1995, the Company sold its tax processing operation and incurred an after-tax loss on sale of $.9 million. The pre-tax loss of $3.7 million was reduced by related income tax effects of $2.8 million.

NOTE 5--RETIREMENT PLANS

PENSIONS

  The Company and its subsidiaries have several pension plans.

  A contributory, defined benefit pension plan is generally available to U.S. employees. The benefits under this plan are based on years of participation and the employee's compensation over the entire period of participation. It is the Company's funding policy to make contributions to the plan as required by applicable regulations. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. The benefits for these plans generally are based on years of participation and the employee's average compensation during the final years of employment. In addition, the Company has a Supplemental Executive Retirement Plan (SERP) and a Nonemployee Director Retirement Plan, which are nonqualified, noncontributory pension plans. The SERP is a defined benefit retirement plan for designated officers and key executives of the Company. It restores benefits limited by tax regulations and provides for additional benefits based on years of service and the participant's average compensation during a final period of employment.

  Net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

                                                         FISCAL YEAR
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
     Service cost-benefits earned during the
     year.......................................  $ 32,351  $ 28,016  $ 17,238
     Interest cost on projected benefit
     obligation.................................    28,590    24,645    14,097
     Actual return on assets....................   (68,449)  (10,425)  (20,036)
     Net amortization and deferral:
       Amortization of initial net asset gains..      (538)     (520)     (529)
       Amortization of prior service costs......     1,432     1,393       678
       Amortization of net loss.................       518       613         6
       Asset gain (loss) deferred...............    37,893   (15,704)    4,520
       SFAS 88 curtailment......................              (2,090)
                                                  --------  --------  --------
     Net periodic pension cost..................  $ 31,797  $ 25,928  $ 15,974
                                                  ========  ========  ========

                         COMPUTER SCIENCES CORPORATION

NOTE 5--RETIREMENT PLANS (CONTINUED)

  The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                FISCAL YEAR
                          -------------------------------------------------------
                                     1996                        1995
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED     BENEFIT     ACCUMULATED     BENEFIT
                             BENEFIT     OBLIGATIONS     BENEFIT     OBLIGATIONS
                           OBLIGATIONS  EXCEED ASSETS  OBLIGATIONS  EXCEED ASSETS
                          ------------- ------------- ------------- -------------
                                              (IN THOUSANDS)
Actuarial present value
 of benefit obligations:
  Vested benefit
obligation..............    $(302,917)    $(54,306)     $(240,733)    $(21,564)
                            =========     ========      =========     ========
  Accumulated benefit
     obligation.........    $(322,233)    $(70,626)     $(262,550)    $(30,281)
                            =========     ========      =========     ========
Projected benefit
obligation..............    $(382,798)    $(87,278)     $(318,253)    $(33,217)
Plan assets at fair
market value............      419,915       55,292        322,970        8,981
                            ---------     --------      ---------     --------
Projected benefit
 obligation less than
 (in excess of) plan
 assets.................       37,117      (31,986)         4,717      (24,236)
Unrecognized net (gain)
loss....................      (20,005)       2,423         13,972        2,654
Prior service cost not
 yet recognized in net
 periodic pension cost..        2,514        7,398          2,971        5,778
Unrecognized (net asset)
 obligation being
 amortized over future
 service periods of plan
 participants...........        1,095          940           (105)       1,114
Adjustment to reflect
 minimum liability......                    (9,934)                     (8,634)
Contribution in fourth
 fiscal quarter.........                                      323
                            ---------     --------      ---------     --------
Pension asset
(liability).............    $  20,721     $(31,159)     $  21,878     $(23,324)
                            =========     ========      =========     ========

  Assumptions used in the accounting for the Company's plans were:

                                   FISCAL YEAR
                          -------------------------------
                            1996       1995       1994
                          ---------  ---------  ---------
Parent company plan
Discount or settlement
rate....................       7.50%      8.00%      7.50%
Rate of increase in
compensation levels.....       5.85       6.25       6.00
Expected long-term rate
of return on assets.....       8.50       8.50       8.50
Non-U.S. plans
Discount or settlement
rates...................  7.00-9.00  7.00-9.00  6.00-8.00
Rates of increase in
compensation levels.....  3.50-6.50  3.50-6.50  3.50-6.00
Expected long-term rates
of return on assets.....  7.00-9.25  7.00-9.00  6.00-9.00

  Plan assets include actively managed funds, indexed funds and short-term investment funds.

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. For some plans, the Company matches a percentage of the employee's contribution within limits as defined by each plan. At March 29, 1996, plan assets included 2,595,452 shares of the Company's common stock. During fiscal 1996, 1995 and 1994, the Company contributed $16,191,000 $14,171,000, and
$11,641,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 5--RETIREMENT PLANS (CONTINUED)

OTHER POSTRETIREMENT BENEFITS

  The Company provides health care and life insurance benefits for certain retired U.S. employees, generally for those employed prior to August 1992. Most non-U.S. employees are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

  As discussed in Note 1, the Company adopted SFAS 106 during fiscal 1994. Under SFAS 106 the net periodic postretirement benefit costs, relating principally to retiree health care, amounted to $5,100,000, $5,368,000 and $4,988,000 in 1996, 1995 and 1994, respectively.

  Net periodic postretirement benefit cost included the following components:

                                  FISCAL YEAR
                              ----------------------
                               1996    1995    1994
                              ------  ------  ------
                                 (IN THOUSANDS)
     Service cost, benefits
     earned during the
     period.................. $  831  $  969  $  818
     Interest cost on
     accumulated benefit
     obligation..............  3,018   2,885   2,586
     Actual return on plan
     assets.................. (1,463)     (7)    (81)
     Amortization of initial
     obligation..............  1,633   1,633   1,633
     Amortization of net
     (gain) loss.............    (42)     78
     Asset gain (loss)
     deferred................  1,123    (190)     32
                              ------  ------  ------
     Net provision for
     postretirement
     benefits................ $5,100  $5,368  $4,988
                              ======  ======  ======

  The status of the plan and amounts recognized in the Company's consolidated balance sheets are as follows:

                                                          MARCH 29,  MARCH 31,
                                                            1996       1995
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     Actuarial present value of benefit obligation
     applicable to:
       Retirees.......................................... $(21,047)  $(19,132)
       Fully eligible plan participants..................   (4,309)    (5,291)
       Other active plan participants....................  (16,056)   (14,362)
                                                          --------   --------
     Accumulated postretirement benefit obligation.......  (41,412)   (38,785)
     Plan assets at fair market value....................    8,582      4,016
                                                          --------   --------
     Accumulated postretirement benefit obligation in
      excess of plan assets..............................  (32,830)   (34,769)
     Unrecognized net gain...............................   (2,105)      (843)
     Unrecognized transition obligation..................   26,992     28,625
     Prior service cost not yet recognized in net
      periodic postretirement benefit cost...............      501
                                                          --------   --------
     Accrued postretirement benefit liability............ $ (7,442)  $ (6,987)
                                                          ========   ========

  The assumed rate of return on plan assets was 7.0% and the discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% and 8.0% for fiscal 1996 and 1995, respectively. Plan assets include actively managed funds, indexed funds and short-term investment funds. The assumed health care cost trend rate used in measuring the expected benefit obligation was 9.5% for fiscal 1996, declining to 5.0% for 2004 and thereafter. A one-percentage point change in the assumed health care cost trend rate would increase or decrease the accumulated postretirement benefit obligation as of March 31, 1996, and the net periodic postretirement benefit cost for fiscal year 1996 by $4,150,000 and $474,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 6--INCOME TAXES

  The sources of income (loss) before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                           FISCAL YEAR
                                                    ---------------------------
                                                      1996     1995      1994
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
     Domestic entities............................. $216,952 $177,702  $159,323
     Entities outside the United States............   14,440   (3,990)  (10,240)
                                                    -------- --------  --------
                                                    $231,392 $173,712  $149,083
                                                    ======== ========  ========

  The provisions for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                             FISCAL YEAR
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------- -------  -------
                                                           (IN THOUSANDS)
     Current portion:
       Federal........................................ $36,746 $46,045  $38,109
       State..........................................   3,400   5,983    5,592
       Foreign........................................   5,564    (142)     164
                                                       ------- -------  -------
                                                        45,710  51,886   43,865
                                                       ------- -------  -------
     Deferred portion:
       Federal........................................  37,568   9,864   13,647
       State..........................................   6,422   1,223      641
                                                       ------- -------  -------
                                                        43,990  11,087   14,288
                                                       ------- -------  -------
     Total provision for taxes........................ $89,700 $62,973  $58,153
                                                       ======= =======  =======

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                FISCAL YEAR
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
     Statutory rate........................................... 35.0% 35.0% 35.0%
     State income tax, less effect of federal deduction.......  2.8   2.7   2.7
     Goodwill amortization....................................  1.3   1.4   1.4
     Utilization of tax credits...............................  (.2) (1.1)  (.4)
     Tax benefit of loss on sale..............................        (.8)
     Foreign losses without tax benefits......................         .1   2.0
     Tax-exempt investments...................................  (.2)  (.1) (1.0)
     Effect of U.S. tax law change............................               .9
     Other....................................................   .1   (.9) (1.6)
                                                               ----  ----  ----
     Effective tax rate....................................... 38.8% 36.3% 39.0%
                                                               ====  ====  ====

                         COMPUTER SCIENCES CORPORATION

NOTE 6--INCOME TAXES (CONTINUED)

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                          MARCH 29,  MARCH 31,
                                                            1996       1995
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     Deferred tax assets (liabilities)
       Deferred income................................... $   2,572  $   2,552
       Employee benefits.................................     9,691        671
       Provisions for contract settlement................    15,866      7,517
       Currency exchange.................................     1,427     (7,429)
       Other assets......................................       479      6,663
       Contract accounting...............................   (75,925)   (53,129)
       Depreciation and amortization.....................   (68,542)   (29,964)
       Prepayments.......................................   (16,537)    (8,064)
       Employee benefits.................................   (10,452)   (11,933)
       Other liabilities.................................    (6,536)   (10,851)
                                                          ---------  ---------
     Total deferred taxes................................ $(147,957) $(103,967)
                                                          =========  =========

  Of the above deferred amounts, $75,946,000 and $51,366,000 are included in current income taxes payable at March 29, 1996 and March 31, 1995, respectively.

  During fiscal 1996, the Company received the revenue agent's report regarding the Internal Revenue Service's audit of fiscal 1987 through 1991. The Company has filed a protest regarding the substantive issues in that report with the Appeals Division of the IRS. Management believes that the results of the appeal will not have a significant effect on the financial statements.

NOTE 7--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $111,157,000 (1996), $111,812,000 (1995), and $83,113,000 (1994).

  Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 29, 1996 are as follows (in thousands):

     FISCAL YEAR                                           REAL ESTATE EQUIPMENT
     -----------                                           ----------- ---------
     1997.................................................  $ 55,411    $47,366
     1998.................................................    46,284     21,759
     1999.................................................    33,819      9,859
     2000.................................................    28,042      4,899
     2001.................................................    20,427      1,645
     Thereafter to 2018...................................    50,702        855
                                                            --------    -------
                                                            $234,685    $86,383
                                                            ========    =======

                         COMPUTER SCIENCES CORPORATION

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

  The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's financial position.

NOTE 8--STOCK OPTIONS AND STOCK RIGHTS

  The Company currently has seven plans under which options to purchase shares of the Company's common stock have been or may be granted to officers and key managerial and technical employees of the Company and its subsidiaries. The plans authorize the issuance of up to 1,800,000 (for each of the 1978, 1980 and 1984 plans), 2,250,000 (1987 plan), 3,000,000 (for each of the 1990 and
1992 plans), and 2,500,000 shares (1995 plan). Only non-qualified options may be issued under the 1978 plan. Either incentive stock options or non-qualified options may be issued under the 1980, 1984, 1987, 1990, 1992 and 1995 plans. Option exercise prices under all plans other than the 1987, 1990, 1992 and 1995 plans are fixed at 100% of the fair market value of the underlying shares on the date of grant, except for 600,000 shares under the 1978 plan and 300,000 shares under the 1984 plan, which may be granted at a price of $1.00 per share. The 1987, 1990, 1992 and the 1995 plans authorize the grant of stock options or stock appreciation rights or the sale of restricted stock, or any combination thereof, provided that the exercise or purchase price is not less than the par value ($1.00 per share) of the shares to be purchased.

  At March 29, 1996, options to purchase 4,346,915 shares of the Company's common stock were outstanding, of which 1,741,010 were exercisable, and 3,353,370 shares of common stock remained available for the granting of future options. The status of all optioned shares is as follows:

                                                        FISCAL YEAR
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Outstanding--beginning of year................ 5,147,185  4,880,938  4,226,475
Granted during year, at prices ranging from
 $12.25 to $76.13 (1996), $32.13 to $51.88
 (1995), $l.00 to $39.88 (1994)...............   447,605  1,137,900  1,590,500
Exercised during year, at prices ranging from
 $1.00 to $50.50 (1996), $1.00 to $39.50
 (1995), $l.00 to $24.67 (1994)...............  (959,675)  (580,353)  (795,697)
Canceled during year, at prices ranging from
 $12.58 to $65.00 (1996), $1.00 to $46.75
 (1995), $12.58 to $24.96 (1994)..............  (288,200)  (291,300)  (140,340)
                                               ---------  ---------  ---------
Outstanding-end of year, at prices ranging
 from $1.00 to $76.13,
 all years.................................... 4,346,915  5,147,185  4,880,938
                                               =========  =========  =========
Average price of outstanding options..........    $29.97     $25.70     $20.70
                                               =========  =========  =========

  As of March 29, 1996, 169,500 shares of the Company's restricted stock were outstanding under the 1987, 1990 and 1992 stock incentive plans, net of shares repurchased by the Company from terminated employees and shares for which the restrictions have lapsed. Restrictions expire seven years from the date of issuance. Market prices on the dates of award ranged from $12.75 to $34.38.

STOCK RIGHTS

  Pursuant to the Company's stockholder rights plan, the Company has issued one right for each outstanding share of its common stock. These rights, which are attached to and trade together with the common stock, are not currently exercisable. On the tenth business day after any person or entity acquires 20% or more of CSC's

                         COMPUTER SCIENCES CORPORATION

NOTE 8--STOCK OPTIONS AND STOCK RIGHTS (CONTINUED)

common stock, each right (other than rights held by the 20% stockholder, which will become void) will become exercisable to purchase one share of CSC common stock at 10% of the then-current market value. The plan has been amended to give effect to the 3-for-1 stock split in the form of a 200 percent stock dividend distributed January 13, 1994.

  The rights expire December 21, 1998, and may be redeemed by the Board of Directors at $.01 per right at any time before they become exercisable.

NOTE 9--SEGMENT REPORTING

  The Company's business involves operations in principally one industry segment, providing information technology consulting, systems integration and outsourcing. The following data has been segmented between operations within the United States and operations outside the United States. The non-United States operations are located primarily in Western Europe and also in Australia.

                                                  FISCAL YEAR
                         -------------------------------------------------------------
                                 1996                 1995                1994
                         --------------------- ------------------- -------------------
                                       NON-                 NON-                NON-
                           UNITED     UNITED     UNITED    UNITED    UNITED    UNITED
                           STATES     STATES    STATES     STATES    STATES    STATES
                         ---------- ---------- ---------- -------- ---------- --------
                                                (IN THOUSANDS)
Revenues................ $3,103,426 $1,138,996 $2,659,187 $713,315 $2,261,973 $320,697
Operating income........    265,991     33,588    228,889   10,514    186,321    5,333
Depreciation and
amortization............    175,603     76,481    121,246   51,379    112,710   17,994
Identifiable assets at
year-end................  1,655,332    936,458  1,489,016  844,644  1,179,388  626,992
Additions to property
 and equipment..........    197,943     61,891    131,679   61,646     98,902   19,733

  Operating income is generally calculated as total revenue less operating expenses, without adding or deducting corporate general and administrative costs, interest income and expense, income taxes, or other items.

  The Company derives a major portion of its revenues from departments and agencies of the United States government. At March 29, 1996, approximately 37% of the Company's accounts receivable were due from the federal government. Federal government revenues by agency/department are as follows:

                                                  FISCAL YEAR
                          ------------------------------------------------------------
                                 1996                 1995                1994
                          ------------------- -------------------- -------------------
                                     PERCENT              PERCENT             PERCENT
                            AMOUNT   OF TOTAL   AMOUNT   OF TOTAL    AMOUNT   OF TOTAL
                          ---------- -------- ---------- --------- ---------- --------
                                                 (IN THOUSANDS)
Department of Defense...  $  961,587    23%   $  823,812     24%   $  693,172    27%
National Aeronautics and
 Space Administration...     292,900     7       312,377      9       221,977     9
Other civil agencies....     317,012     7       353,206     11       308,041    12
                          ----------   ---    ----------    ---    ----------   ---
  Total.................  $1,571,499    37%   $1,489,395     44%   $1,223,190    48%
                          ==========   ===    ==========    ===    ==========   ===

                         COMPUTER SCIENCES CORPORATION

NOTE 10--AGREEMENTS WITH EQUIFAX

  During fiscal 1989, the Company signed an agreement with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. ("ECIS"), pursuant to which certain of the Company's wholly owned subsidiaries (collectively, the "Bureaus") became affiliated credit bureaus of ECIS and use its credit reporting system. The Bureaus retain ownership of their credit files and continue to receive the revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for maintaining the files and for each report supplied.

  The agreement also provides the Company with an option to sell its credit reporting and collection businesses to ECIS. This option requires six months' advance notice and expires August 1, 2013. The option price is determined by certain financial formulas if notification is given on or before July 31, 1998, and if notification is given thereafter, is equal to appraised value.

  In the opinion of management, the option price, as determined using consistent methods of calculation under the financial formulas, approached $500 million at March 29, 1996. In its quarterly report for the quarter ended March 31, 1996, ECIS stated that the option price is "currently estimated at approximately $400 million."

  The agreement is for a 10-year term, renewable indefinitely at the option of the Company for successive 10-year periods. In the event the Company does not renew or does not exercise its option to sell, or if there is a change in control of the Company, ECIS has the option to purchase the Company's credit reporting and collection businesses, at the option prices described above.

  Effective December 1990, the Company, through affiliates, formed a general partnership with affiliates of Equifax Inc. and a third party, Merel Corporation. The partnership was formed to operate the Company's credit services operations and to carry out other business strategies through acquisition and investment. The Company, through affiliates, has a 97.1% interest in the partnership, named CSC Enterprises, and is the managing general partner. The Company's rights under the 1988 agreement remain exercisable through the partnership in accordance with the original terms.

NOTE 11--SUBSEQUENT EVENT

  On April 28, 1996, the Company entered into an Agreement and Plan of Merger with The Continuum Company, Inc. ("Continuum") and Continental Acquisition, Inc., a subsidiary of the Company ("Sub"), pursuant to which Sub will be merged with and into Continuum and Continuum will become a wholly owned subsidiary of the Company. Each outstanding share of common stock of Continuum will be converted into 0.79 of a share of the Company's common stock.

  Continuum is a consulting and computer services firm serving the needs of the global financial services industry for computer software and services. Consummation of the merger is expected to occur during the summer of 1996, and is subject to various conditions, including, but not limited to, approval by the stockholders of the Company and Continuum.

  The merger will be accounted for as a pooling of interests. The following unaudited pro forma data summarizes the combined operating results of the Company and Continuum as if the merger had occurred at the beginning of the periods presented.

                         COMPUTER SCIENCES CORPORATION

                                                        UNAUDITED PRO FORMA*
                                                     --------------------------
                                                       1996     1995    1994**
                                                     -------- -------- --------
Revenue............................................. $4,740.8 $3,788.0 $2,896.4
Net Income..........................................    109.4    143.2     67.4
Earnings per common share***........................    $1.43    $1.99     $.99

- --------
  * During fiscal years 1996 and 1994, Continuum recorded nonrecurring charges of $76.1 million ($61.7 million net of tax benefits) and $48.6 million ($38.9 million net of tax benefits), respectively, related to its acquisitions, which charges are included in the amounts shown above.

 ** Net income and earnings per common share are before the effect of CSC's adoption of SFAS 109 during fiscal 1994.

*** The pro forma earnings per common share are based on the sum of the historical average common shares outstanding, as reported by CSC, and the historical average common shares outstanding for Continuum (adjusted to reflect common stock equivalents) converted to CSC shares at the exchange ratio of 0.79.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

COMPUTER SCIENCES CORPORATION

                                                  FISCAL 1996
                                -----------------------------------------------
                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                    (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Revenues.......................  $966,783   $1,004,714  $1,110,416  $1,160,509
Income before taxes............    44,817       49,553      58,612      78,410
Net income.....................    27,717       30,353      36,012      47,610
Net earnings per share.........      0.49         0.53        0.63        0.83

                                                  FISCAL 1995
                                -----------------------------------------------
                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                    (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Revenues.......................  $738,145    $788,486    $827,901   $1,017,970
Income before taxes............    35,196      36,973      43,328       58,215
Net income.....................    21,822      22,923      26,748       39,246
Net earnings per share.........      0.42        0.44        0.51         0.72

                                                 FISCAL 1994
                               -----------------------------------------------
                               1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                               ----------- ----------- ----------- -----------
                                   (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Revenues......................  $608,096    $622,310    $621,361    $730,903
Income before taxes...........    29,897      31,390      34,961      52,835
Net income:
  Before cumulative effect of
     accounting change for
     income taxes.............    18,162      18,267      21,676      32,825
  Total.......................    23,062      18,267      21,676      32,825
Net earnings per share:
  Before cumulative effect of
     accounting change for
     income taxes.............      0.36        0.36        0.42        0.63
  Total.......................      0.45        0.36        0.42        0.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the subsection entitled "Security Ownership of Certain Beneficial Owners and Management--Certain Stockholders of CSC" and the section entitled "Additional Matters For Consideration at the CSC Annual Meeting" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 29, 1996, which subsection and section are incorporated herein by reference in their entirety, except for the material included in such section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers," "Comparison of Cumulative Total Return" and "Stockholder Proposals."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  These documents are included in the response to Item 8 of this report. See the index on page 11.

  (3) EXHIBITS

  The following exhibits are filed with this report:

 EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBIT
 -------                    ----------------------
  2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
          Continental Acquisition, Inc.                                 (p)
  3.1    Restated Articles of Incorporation                             (d)
  3.2    Amendment to Restated Articles of Incorporation                (l)
  3.3    By-Laws, dated and effective January 31, 1993                  (h)
 10.1    Annual Management Incentive Plan*                              (a)
 10.2    1978 Stock Option Plan*                                        (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*          (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                 (c)
 10.5    1980 Stock Option Plan*                                        (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*    (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                 (c)
 10.8    1984 Stock Option Plan*                                        (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                 (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                 (c)
 10.11   1987 Stock Incentive Plan*                                     (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                    (c)
 10.13   1990 Stock Incentive Plan*                                     (j)
 10.14   1992 Stock Incentive Plan*                                     (l)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*              (h)
 10.16   1995 Stock Incentive Plan*                                     (n)
 10.17   Deferred Compensation Plan, amended and restated effective
          February 9, 1996*
 10.18   Restated Supplemental Executive Retirement Plan, effective
          August 14, 1995*                                              (n)
 10.19   Form of Indemnification Agreement for Directors                (e)
 10.20   Form of Indemnification Agreement for Officers                 (h)
 10.21   Information Technology Services Agreements with General
          Dynamics Corporation, dated as of November 4, 1991            (k)
 10.22   $100 million Credit Agreement dated as of September 15, 1994   (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994   (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995    (n)
 10.25   $100 million Credit Agreement dated as of January 3, 1995      (h)
 10.26   Amended and Restated Rights Agreement, effective October 30,
          1995                                                          (n)
 11      Calculation of Primary and Fully Diluted Earnings Per Share
 21      Significant Active Subsidiaries and Affiliates of the
          Registrant
 23      Independent Auditors' Consent
 24      Powers of Attorney (included on pages 34 and 35)
 27      Article 5 Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
          Computer Sciences Corporation (to be filed at a later date)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
          CSC Outsourcing Inc. (to be filed at a later date)
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of
          CSC Credit Services, Inc. (to be filed at a later date)
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
          of CSC Outsourcing, Inc.                                      (o)

- --------
* Management contract or compensatory plan or agreement

  (a)-(h) These exhibits are incorporated herein by reference to the Company's Form 10-K for the fiscal years ended on the respective dates indicated below:

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

  (m) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992

  (n) Incorporated herein by reference to the Company's Form 10-Q filed on November 13, 1995.

  (o) Incorporated herein by reference to the Form 11-K filed on February 6, 1996.

  (p) Incorporated herein by reference to the Company's Form 8-K filed on May 2, 1996

(b) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed during the fourth quarter of fiscal 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Computer Sciences Corporation

                                                   /s/ Van B. Honeycutt
Dated: May 31, 1996                       By: _________________________________
                                              VAN B. HONEYCUTT PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this report appears below hereby constitutes and appoints Van B. Honeycutt, Leon J. Level and Hayward D. Fisk, and each of them, as such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this report, with exhibits thereto and other documents in connection therewith, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

        /s/ Van B. Honeycutt           President, Chief          May 31, 1996
- -------------------------------------   Executive Officer
          VAN B. HONEYCUTT              and Director
                                        (Principal
                                        Executive Officer)

          /s/ Leon J. Level            Vice President,           May 31, 1996
- -------------------------------------   Chief Financial
            LEON J. LEVEL               Officer and
                                        Director (Principal
                                        Financial Officer)

         /s/ Denis M. Crane            Vice President and        May 31, 1996
- -------------------------------------   Controller
           DENIS M. CRANE               (Principal
                                        Accounting Officer)

        /s/ William R. Hoover          Chairman of the           May 31, 1996
- -------------------------------------   Board
          WILLIAM R. HOOVER

              SIGNATURE                         TITLE                DATE

         /s/ Howard P. Allen                  Director           May 31, 1996
- -------------------------------------
             HOWARD P. ALLEN

      /s/ Irving W. Bailey, II                Director           May 31, 1996
- -------------------------------------
          IRVING W. BAILEY, II

        /s/ Richard C. Lawton                 Director           May 31, 1996
- -------------------------------------
            RICHARD C. LAWTON

       /s/ F. Warren McFarlan                 Director           May 31, 1996
- -------------------------------------
           F. WARREN MCFARLAN

         /s/ James R. Mellor                  Director           May 31, 1996
- -------------------------------------
             JAMES R. MELLOR

        /s/ Alvin E. Nashman                  Director           May 31, 1996
- -------------------------------------
            ALVIN E. NASHMAN

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

 ADDITIONAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS THREE YEARS ENDED MARCH
                                   29, 1996

NOTE--STOCK OPTIONS AND OTHER STOCK INCENTIVE AWARDS (ADDITIONAL INFORMATION)

  Additional information with respect to common stock options as described in
Note 8 to the Consolidated Financial Statements is as follows:

  At March 29, 1996, March 31, 1995, and April 1, 1994, 3,353,370, 1,013,392,
and 1,857,742 shares, respectively, were available for the granting of future options.

  The number of shares underlying options and the option exercise prices are established by a stock option committee appointed by the Board of Directors in accordance with the terms of the stock option plans (the "Committee"). The stock option plans also provide whether and under what circumstances such exercise prices may be modified.

  Generally, options have a ten-year term and become exercisable in annual installments of not more than 20 percent per year, commencing one year after the date of grant. However, pursuant to the terms of some plans, different option vesting schedules may be determined by the Committee. No currently outstanding options have a term which is longer than 10 years plus 30 days.

  Transfer restrictions imposed upon shares of common stock granted or sold pursuant to restricted stock awards lapse in accordance with a schedule determined by the Committee at the time of the award.

  At the end of each of the last three fiscal years, the aggregate number of shares underlying stock options which were exercisable, but had not been exercised, was as follows:

                                                         NO. OF
                                                         SHARES   PURCHASE PRICE
                                                        --------- --------------
March 29, 1996......................................... 1,741,010  $1.00-$51.88
March 31, 1995......................................... 1,713,485   1.00- 39.88
April 1, 1994.......................................... 1,224,038   1.00- 26.88

  During the last three fiscal years, options were exercised as follows:

                                                              MARKET PRICE ON
                                         PURCHASE PRICE       DATE EXERCISED
                                      -------------------- ---------------------
                              NO. OF
YEAR ENDED                    SHARES   PER SHARE   AVERAGE   PER SHARE   AVERAGE
- ----------                    ------- ------------ ------- ------------- -------
March 29, 1996............... 959,675 $1.00-$50.50 $19.11  $47.63-$79.88 $61.06
March 31, 1995............... 580,353  1.00- 39.50  17.71   37.00- 52.13  45.45
April 1, 1994................ 795,697  1.00- 24.67  15.83   24.17- 41.50  30.91

  All options currently outstanding were granted at or below the fair market value of the underlying shares on the date of grant. The expiration dates for these options range from June 23, 1996 through April 8, 2006.

                                                             MARKET PRICE AT
                                        PURCHASE PRICE         GRANT DATE
                                     -------------------- ---------------------
                            NO. OF
OPTIONS OUTSTANDING AS OF   SHARES    PER SHARE   AVERAGE   PER SHARE   AVERAGE
- -------------------------  --------- ------------ ------- ------------- -------
March 29, 1996............ 4,346,915 $1.00-$76.13 $29.97  $10.00-$76.13 $30.20
March 31, 1995............ 5,147,185  1.00- 51.88  25.70    5.25- 51.88  25.92
April 1, 1994............. 4,880,938  1.00- 39.88  20.70    4.21- 39.88  21.02

  As of March 29, 1996, 169,500 shares of restricted stock of the Company were outstanding under the 1987, 1990 and 1992 stock incentive plans, net of shares repurchased by the Company from terminated employees and shares for which the restrictions have lapsed. Restrictions on such restricted stock expire seven years from the date of issuance. The market prices on the dates of awards ranged from $12.75 to $34.38 per share.

  An option with an exercise price equal to the market value of the underlying shares on the date of option grant is not recorded as compensation expense prior to the exercise of such option. For options with an exercise price below market value on the option grant date and restricted stock sold for less than market value on the date of sale, the difference between the exercise or sale price and market value of such shares is charged to a prepaid compensation account and credited to a deferred compensation liability account on the date such options are granted or restricted shares are sold. The prepaid amount for such options is amortized to expense over 60 months, the period during which the options become fully exercisable. For such restricted stock, the prepaid amount is amortized to expense in accordance with the period of restriction as determined by the Committee at the time of the sale. Upon the exercise of the option or the lapsing of the restrictions, the related deferred compensation liability amount is reduced and the offsetting amounts are credited to stockholders' equity. When options are exercised to purchase the Company's common stock, the shares purchased are newly-issued shares. Each new share issued is recorded as an increase to the capital stock account at par value, and the amount by which the option exercise price exceeds the par value is an increase to additional paid-in capital. Previously-owned shares submitted in payment of the purchase price, and exercisable but unexercised options surrendered in payment of taxes, are valued at the market price on the date of exercise and recorded as an increase to the treasury stock.

  Upon the exercise of non-qualified options, the difference between the option exercise price and market price as of the date of exercise is available as a deduction for federal income tax purposes. Upon the lapse of the restrictions imposed upon restricted stock, the difference between the restricted stock sale price and the market price as of the date the restrictions lapse is available as a deduction for federal income tax purposes. Tax savings resulting therefrom are recorded as additional paid-in capital.

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

 SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS THREE YEARS ENDED MARCH 29,
                                     1996

                                                      ADDITIONS
                                              -------------------------
                               BALANCE,       CHARGED TO COST                        BALANCE,
                          BEGINNING OF PERIOD  AND EXPENSES   OTHER (1) DEDUCTIONS END OF PERIOD
                          ------------------- --------------- --------- ---------- -------------
                                                      (IN THOUSANDS)
Year ended March 29,
1996
Allowance for doubtful
receivables.............        $30,432           $13,237      $  656    $ 8,239      $36,086
Year ended March 31,
1995
Allowance for doubtful
receivables.............         32,244             7,658         809     10,279       30,432
Year ended April 1, 1994
Allowance for doubtful
receivables.............         20,308            10,123       7,677      5,864       32,244

- --------
(1) All years include balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
 -------                      ----------------------
  2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and Continental
          Acquisition, Inc.                                                 (p)
  3.1    Restated Articles of Incorporation                                 (d)
  3.2    Amendment to Restated Articles of Incorporation                    (l)
  3.3    By-Laws, dated and effective January 31, 1993                      (h)
 10.1    Annual Management Incentive Plan*                                  (a)
 10.2    1978 Stock Option Plan*                                            (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*              (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                     (c)
 10.5    1980 Stock Option Plan*                                            (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*        (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                     (c)
 10.8    1984 Stock Option Plan*                                            (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                     (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                     (c)
 10.11   1987 Stock Incentive Plan*                                         (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (c)
 10.13   1990 Stock Incentive Plan*                                         (j)
 10.14   1992 Stock Incentive Plan*                                         (l)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*                  (h)
 10.16   1995 Stock Incentive Plan*                                         (n)
 10.17   Deferred Compensation Plan, amended and restated effective
          February 9, 1996*
 10.18   Restated Supplemental Executive Retirement Plan, effective
          August 14, 1995*                                                  (n)
 10.19   Form of Indemnification Agreement for Directors                    (e)
 10.20   Form of Indemnification Agreement for Officers                     (h)
 10.21   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (k)
 10.22   $100 million Credit Agreement dated as of September 15, 1994       (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994       (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995        (n)
 10.25   $100 million Credit Agreement dated as of January 3, 1995          (h)
 10.26   Amended and Restated Rights Agreement, effective October 30,
          1995                                                              (n)
 11      Calculation of Primary and Fully Diluted Earnings Per Share
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 24      Powers of Attorney (included on pages 34 and 35)
 27      Article 5 Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
          Computer Sciences Corporation (to be filed at a later date)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing Inc. (to be filed at a later date)
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of CSC
          Credit Services, Inc. (to be filed at a later date)
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc.                                             (o)

Notes to Exhibit Index:

  *Management contract or compensatory plan or agreement

  (a)-(h) These exhibits are incorporated herein by reference to the Company's Form 10-K for the fiscal years ended on the respective dates indicated below:

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

  (m) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992

  (n) Incorporated herein by reference to the Company's Form 10-Q filed on November 13, 1995.

  (o) Incorporated herein by reference to the Form 11-K filed on February 6, 1996.

  (p) Incorporated herein by reference to the Company's Form 8-K filed on May 2, 1996