Form 10-K405/A
period 1996-03-29
COMPUTER SCIENCES CORP
filed 1996-06-26
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

Securities registered pursuant to Section 12(b) of the Act:

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on June 25, 1996, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                     PART I

 ITEM                                                                     PAGE
 ----                                                                     ----
   1. Business..........................................................    1
   2. Properties........................................................    3
   3. Legal Proceedings.................................................    4
   4. Submission of Matters to a Vote of Security Holders...............    4

                                    PART II

   5. Market for the Registrant's Common Equity and Related Stockholder
      Matters...........................................................    6
   6. Selected Financial Data...........................................    6
   7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    7
   8. Financial Statements and Supplementary Data.......................   11
   9. Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure..............................................   32

                                    PART III

  10. Directors and Executive Officers of the Registrant................   32
  11. Executive Compensation............................................   32
  12. Security Ownership of Certain Beneficial Owners and Management....   32
  13. Certain Relationships and Related Transactions....................   32

                                    PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   33

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

  IT and Management Consulting and Other Professional Services--Advising clients on a wide range of issues, including how to shape their strategies and operations to become market leaders, the strategic acquisition and utilization of IT, and "business process reengineering"--redesigning operations to achieve efficiencies and improve competitive position.

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

                                   EMPLOYEES

  The Company employs approximately 33,850 persons, of which 24,300 are highly trained professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, mathematics, physics, engineering, astronomy, geology, operations research, economics, statistics and business administration.

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

- --------
* Through May 20, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                                   FIVE-YEAR REVIEW
                                ------------------------------------------------------
                                MARCH 29,  MARCH 31,   APRIL 1,   APRIL 2,   APRIL 3,
                                   1996       1995      1994        1993       1992
                                ---------- ---------- ---------- ---------- ----------
                                   (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Total assets............        $2,595,790 $2,333,660 $1,806,380 $1,460,922 $1,375,386
Debt:
  Long-term.............           405,471    310,317    273,344    295,316    349,410
  Short-term............            64,421    126,317     17,772      6,220     17,963
  Current maturities....             5,887     11,111     32,685     10,503     22,337
                                ---------- ---------- ---------- ---------- ----------
    Total...............           475,779    447,745    323,801    312,039    389,710
Stockholders' equity....         1,305,694  1,148,559    805,680    695,380    606,810
Working capital.........           383,811    303,593    195,875    332,273    265,563
Property and equipment:
  At cost...............         1,147,448    905,469    695,796    525,742    435,332
  Accumulated
     depreciation and
     amortization.......           506,646    375,330    302,760    241,990    165,165
                                ---------- ---------- ---------- ---------- ----------
  Property and
equipment, net..........           640,802    530,139    393,036    283,752    270,167
Current assets to
current liabilities.....             1.5:1      1.4:1      1.3:1      1.8:1      1.7:1
Debt to total
capitalization..........             26.7%      28.0%      28.7%      31.0%      39.1%
Return on equity, before
 accounting change......              11.5       12.2       12.1       12.0       12.0
Book value per share....            $23.30     $20.82     $15.92     $13.94     $12.33
Stock price range
(high)..................             80.75      52.63      41.75      26.83      28.00
            (low).......             46.50      35.25      23.33      19.00      17.42
Year-end price/earnings
ratio...................                28         24         20         16         16

                             1996       1995       1994       1993       1992
                          ---------- ---------- ---------- ---------- ----------
                             (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Revenues................  $4,242,422 $3,372,502 $2,582,670 $2,479,847 $2,113,351
                          ---------- ---------- ---------- ---------- ----------
Costs of services.......   3,349,706  2,685,603  2,065,023  2,006,449  1,723,973
Selling, general and
 administrative.........     378,873    311,177    227,003    210,217    179,578
Depreciation and
 amortization...........     252,084    172,625    130,704    118,668     81,701
Interest, net...........      30,367     25,645     10,857     15,804     15,626
Other items, net........                  3,740                   460      3,250
                          ---------- ---------- ---------- ---------- ----------
Total costs and
 expenses...............   4,011,030  3,198,790  2,433,587  2,351,598  2,004,128
                          ---------- ---------- ---------- ---------- ----------
Income before taxes.....     231,392    173,712    149,083    128,249    109,223
Taxes on income.........      89,700     62,973     58,153     50,100     41,046
                          ---------- ---------- ---------- ---------- ----------
Income before cumulative
 effect of accounting
 change.................     141,692    110,739     90,930     78,149     68,177
Cumulative effect of
 accounting change for
 income taxes...........                             4,900
                          ---------- ---------- ---------- ---------- ----------
Net income..............  $  141,692 $  110,739 $   95,830 $   78,149 $   68,177
                          ========== ========== ========== ========== ==========
Earnings per common
 share before cumulative
 effect of accounting
 change.................       $2.48      $2.09      $1.77      $1.55      $1.37
Cumulative effect of
 accounting change for
 income taxes...........                              0.09
                          ---------- ---------- ---------- ---------- ----------
Earnings per common
 share..................       $2.48      $2.09      $1.86      $1.55      $1.37
                          ========== ========== ========== ========== ==========
Shares used to compute
 earnings per share.....  57,214,384 52,974,949 51,385,204 50,275,506 49,646,760

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

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense during fiscal 1996 was 5.9% of the Company's total revenue. This is an increase from fiscal 1995 and 1994, when depreciation and amortization expenses were 5.1% of revenue. The increase during fiscal 1996 reflects the Company's investments in computer equipment and software, especially from CSC's outsourcing activities, as described above.

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

INCOME BEFORE TAXES

  The company's income before taxes for the most recent three fiscal years is as follows (dollars in millions):

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

  During 1995, income before taxes decreased as a percentage of revenue because of proportionately higher SG&A costs, higher net interest expense, and the adverse effect on earnings of ending certain consulting activities in the Far East. The adverse effect was largely offset by the favorable resolution of sales tax issues in the Company's U.S. operations.

TAXES

  The provision for income taxes as a percentage of pre-tax earnings was 38.8%, 36.3% and 39.0% for fiscal 1996, 1995 and 1994, respectively. The fiscal 1995 tax rate was reduced most significantly by the favorable tax treatment of the loss on sale of TACS, the Company's tax processing subsidiary and by lower amounts of non-deductible foreign operating losses.

NET INCOME

  The Company's net income for fiscal years 1996,1995, and 1994 is as follows (dollars in millions):

                                               DOLLAR AMOUNT         MARGIN
                                            -------------------  ----------------
                                             1996   1995  1994   1996  1995  1994
                                            ------ ------ -----  ----  ----  ----
Net income................................. $141.7 $110.7 $90.9* 3.3%  3.3%  3.5%

- --------
* Before the effect of the adoption of SFAS 109.

  During fiscal 1996, the Company's net income margin remained constant at 3.3%. The increase in the Company's 1996 tax rate offset the improvement in income before taxes as a percent of revenue. The decline in the Company's net income margin during fiscal 1995 is due primarily to the higher percentages of SG&A costs, depreciation, and net interest expense.

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


                                                        1996     1995     1994
                                                      -------- -------- --------
                                                        (DOLLARS IN MILLIONS)
   Debt.............................................. $  475.8 $  447.7 $  323.8
   Equity............................................  1,305.7  1,148.6    805.7
                                                      -------- -------- --------
   Total capital..................................... $1,781.5 $1,596.3 $1,129.5
                                                      ======== ======== ========
   Debt to total capital.............................   27%      28%      29%

  In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity, and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  12
Consolidated Statements of Income for the fiscal years ended March 29,
 1996, March 31, 1995 and April 1, 1994..................................  13
Consolidated Balance Sheets as of March 29, 1996 and March 31, 1995......  14
Consolidated Statements of Cash Flows for the fiscal years ended March
 29, 1996, March 31, 1995 and April 1, 1994..............................  16
Consolidated Statements of Stockholders' Equity for the fiscal years ended March 29, 1996, March 31, 1995, and April 1, 1994.................  17
Notes to Consolidated Financial Statements...............................  18
Quarterly Financial Information (Unaudited)..............................  31

                                   SCHEDULES

Additional Note to Consolidated Financial Statements........................  37
Schedule VIII--Valuation and Qualifying Accounts............................  39

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


Deloitte & Touche LLP

Los Angeles, California
May 24, 1996

        COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF INCOME

                                 FISCAL YEAR ENDED
                          ----------------------------------
                          MARCH 29,   MARCH 31,    APRIL 1,
                             1996        1995        1994
                          ----------  ----------  ----------
                             (IN THOUSANDS EXCEPT PER-
                                   SHARE AMOUNTS)
Revenues................  $4,242,422  $3,372,502  $2,582,670
                          ----------  ----------  ----------
Costs of services.......   3,349,706   2,685,603   2,065,023
Selling, general and
 administrative.........     378,873     311,177     227,003
Depreciation and
 amortization...........     252,084     172,625     130,704
Interest expense........      35,021      28,841      17,219
Interest income.........      (4,654)     (3,196)     (6,362)
Other items, net (note
 4).....................                   3,740
                          ----------  ----------  ----------
Total costs and
 expenses...............   4,011,030   3,198,790   2,433,587
                          ----------  ----------  ----------
Income before taxes.....     231,392     173,712     149,083
Taxes on income (note
 6).....................      89,700      62,973      58,153
                          ----------  ----------  ----------
Income before cumulative
 effect of
 accounting change......     141,692     110,739      90,930
Cumulative effect of
 accounting change for
 income taxes (note 1)..                               4,900
                          ----------  ----------  ----------
Net income..............  $  141,692  $  110,739  $   95,830
                          ==========  ==========  ==========
Earnings per common
 share before
 cumulative effect of
 accounting change......  $     2.48  $     2.09  $     1.77
Cumulative effect of
 accounting change for
 income taxes...........                                0.09
                          ----------  ----------  ----------
Earnings per common
 share (note 1).........  $     2.48  $     2.09  $     1.86
                          ==========  ==========  ==========


                (See notes to consolidated financial statements)

           COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS

                                                          MARCH 29,  MARCH 31,
                         ASSETS                             1996        1995
                         -------                          ---------- ----------
                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents (note 1)..................... $  104,867 $  155,310
  Receivables, net of allowance for doubtful accounts of
     $36,086 (1996) and $30,432 (1995) (note 2)..........    943,355    824,963
  Prepaid expenses and other current assets..............     96,032    101,232
                                                          ---------- ----------
    Total current assets.................................  1,144,254  1,081,505
                                                          ---------- ----------
Investments and other assets (note 1):
  Purchased and internally developed software, net of
     accumulated amortization of $73,298 (1996) and
     $48,904 (1995)......................................     71,704     45,473
  Purchased credit information files, net of accumulated
     amortization of $31,154 (1996) and $28,508 (1995)...     24,131     26,768
  Excess of cost of businesses acquired over related net
     assets, net of accumulated amortization of $59,779
     (1996) and $44,349 (1995)...........................    420,775    431,074
  Other assets...........................................    294,124    218,701
                                                          ---------- ----------
    Total investments and other assets...................    810,734    722,016
                                                          ---------- ----------
Property and equipment--at cost (note 3):
  Land, buildings and leasehold improvements.............    168,302    152,675
  Computers and related equipment........................    887,292    673,366
  Furniture and other equipment..........................     91,854     79,428
                                                          ---------- ----------
                                                           1,147,448    905,469
  Less accumulated depreciation and amortization.........    506,646    375,330
                                                          ---------- ----------
    Property and equipment, net..........................    640,802    530,139
                                                          ---------- ----------
                                                          $2,595,790 $2,333,660
                                                          ========== ==========



                (See notes to consolidated financial statements)

                                                                         MARCH 29,       MARCH 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                        1996            1995
                ------------------------------------                   --------------  --------------
                                                                       (IN THOUSANDS EXCEPT SHARES)
Current liabilities:
  Short-term debt and current maturities of long-term debt (note 3)..  $       70,308  $      137,428
  Accounts payable...................................................         151,361         181,983
  Accrued payroll and related costs (note 5).........................         196,221         152,438
  Other accrued expenses.............................................         290,372         258,181
  Federal, state and foreign income taxes (note 6)...................          52,181          47,882
                                                                       --------------  --------------
    Total current liabilities........................................         760,443         777,912
                                                                       --------------  --------------
Long-term debt, net of current maturities (note 3)...................         405,471         310,317
                                                                       --------------  --------------
Deferred income taxes (note 6).......................................          72,011          52,601
                                                                       --------------  --------------
Other long-term liabilities..........................................          52,171          44,271
                                                                       --------------  --------------
Commitments and contingencies (note 7)...............................
Stockholders' equity (notes 1 and 8).................................
  Preferred stock, par value $1 per share; authorized 1,000,000 shares;
     none issued.....................................................
  Common stock, par value $1 per share; authorized 75,000,000 shares;
     issued 56,341,855 (1996) and 55,385,555 shares (1995)...........          56,342          55,386
  Additional paid-in capital.........................................         348,507         316,241
  Earnings retained for use in business..............................         911,872         770,180
  Foreign currency translation and unfunded pension adjustments......            (539)         11,931
                                                                       --------------  --------------
                                                                            1,316,182       1,153,738
  Less common stock in treasury, at cost, 311,928 shares (1996) and
     215,047 shares (1995)...........................................          10,488           5,179
                                                                       --------------  --------------
    Stockholders' equity, net........................................       1,305,694       1,148,559
                                                                       --------------  --------------
                                                                       $    2,595,790  $    2,333,660
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

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. For some plans, the Company matches a percentage of the employee's contribution within limits as defined by each plan. At March 29, 1996, plan assets included 2,595,452 shares of the Company's common stock. During fiscal 1996, 1995 and 1994, the Company contributed $16,191,000, $14,171,000, and
$11,641,000, respectively.

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

- --------
  * During fiscal years 1996 and 1994, Continuum recorded nonrecurring charges of $76.1 million ($61.7 million net of tax benefits) and $48.6 million ($38.9 million net of tax benefits), respectively, related to its acquisitions. These charges are included in the amounts shown above.

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

  (3) EXHIBITS

  The following exhibits are filed with this report:

 EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBIT
 -------                    ----------------------
  2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
          Continental Acquisition, Inc.                                 (p)
  3.1    Restated Articles of Incorporation                             (d)
  3.2    Amendment to Restated Articles of Incorporation                (l)
  3.3    By-Laws, dated and effective January 31, 1993                  (h)
 10.1    Annual Management Incentive Plan*                              (a)
 10.2    1978 Stock Option Plan*                                        (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*          (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                 (c)
 10.5    1980 Stock Option Plan*                                        (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*    (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                 (c)
 10.8    1984 Stock Option Plan*                                        (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                 (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                 (c)
 10.11   1987 Stock Incentive Plan*                                     (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                    (c)
 10.13   1990 Stock Incentive Plan*                                     (j)
 10.14   1992 Stock Incentive Plan*                                     (l)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*              (h)
 10.16   1995 Stock Incentive Plan*                                     (n)
 10.17   Deferred Compensation Plan, amended and restated effective
          February 9, 1996*
 10.18   Restated Supplemental Executive Retirement Plan, effective
          August 14, 1995*                                              (n)
 10.19   Form of Indemnification Agreement for Directors                (e)
 10.20   Form of Indemnification Agreement for Officers                 (h)
 10.21   Information Technology Services Agreements with General
          Dynamics Corporation, dated as of November 4, 1991            (k)
 10.22   $100 million Credit Agreement dated as of September 15, 1994   (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994   (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995    (n)
 10.25   $100 million Credit Agreement dated as of January 3, 1995      (h)
 10.26   Amended and Restated Rights Agreement, effective October 30,
          1995                                                          (n)
 11      Calculation of Primary and Fully Diluted Earnings Per Share
 21      Significant Active Subsidiaries and Affiliates of the
          Registrant
 23      Independent Auditors' Consent
 27      Article 5 Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
          Computer Sciences Corporation
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
          CSC Outsourcing Inc.
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of
          CSC Credit Services, Inc. (to be filed at a later date)
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
          of CSC Outsourcing, Inc.                                      (o)

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

                                          Computer Sciences Corporation

                                                   /s/ Denis M. Crane
Dated: June 26, 1996                      By: _________________________________
                                                      DENIS M. CRANE
                                               VICE PRESIDENT AND CONTROLLER

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

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED MARCH 29, 1996

                                                        ADDITIONS
                                                -------------------------
                                 BALANCE,       CHARGED TO COST                        BALANCE,
                            BEGINNING OF PERIOD  AND EXPENSES   OTHER (1) DEDUCTIONS END OF PERIOD
                            ------------------- --------------- --------- ---------- -------------
                                                        (IN THOUSANDS)
Year ended March 29, 1996
Allowance for doubtful
receivables...............        $30,432           $13,237      $  656    $ 8,239      $36,086
Year ended March 31, 1995
Allowance for doubtful
receivables...............         32,244             7,658         809     10,279       30,432
Year ended April 1, 1994
Allowance for doubtful
receivables...............         20,308            10,123       7,677      5,864       32,244

- --------
(1) All years include balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
 -------                      ----------------------
  2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
          Continental Acquisition, Inc.                                     (p)
  3.1    Restated Articles of Incorporation                                 (d)
  3.2    Amendment to Restated Articles of Incorporation                    (l)
  3.3    By-Laws, dated and effective January 31, 1993                      (h)
 10.1    Annual Management Incentive Plan*                                  (a)
 10.2    1978 Stock Option Plan*                                            (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*              (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                     (c)
 10.5    1980 Stock Option Plan*                                            (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*        (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                     (c)
 10.8    1984 Stock Option Plan*                                            (i)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                     (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                     (c)
 10.11   1987 Stock Incentive Plan*                                         (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (c)
 10.13   1990 Stock Incentive Plan*                                         (j)
 10.14   1992 Stock Incentive Plan*                                         (l)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*                  (h)
 10.16   1995 Stock Incentive Plan*                                         (n)
 10.17   Deferred Compensation Plan, amended and restated effective
          February 9, 1996*
 10.18   Restated Supplemental Executive Retirement Plan, effective
          August 14, 1995*                                                  (n)
 10.19   Form of Indemnification Agreement for Directors                    (e)
 10.20   Form of Indemnification Agreement for Officers                     (h)
 10.21   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (k)
 10.22   $100 million Credit Agreement dated as of September 15, 1994       (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994       (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995        (n)
 10.25   $100 million Credit Agreement dated as of January 3, 1995          (h)
 10.26   Amended and Restated Rights Agreement, effective October 30, 1995  (n)
 11      Calculation of Primary and Fully Diluted Earnings Per Share
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Article 5 Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
          Computer Sciences Corporation
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing Inc.
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of CSC
          Credit Services, Inc. (to be filed at a later date)
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc.                                             (o)

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