Form 10-Q
period 1996-06-28
COMPUTER SCIENCES CORP
filed 1996-08-12
CIK 23082

                                   Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        QUARTER ENDED JUNE 28, 1996

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

56,219,835 shares of Common Stock, $1.00 par value, were outstanding on June 28, 1996.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets,
            June 28, 1996 and March 29, 1996.............................. 3

         Consolidated Condensed Statements of Income,
            First quarter ended June 28, 1996 and
            June 30, 1995................................................. 4

         Consolidated Condensed Statements of Cash Flows,
            First quarter ended June 28, 1996 and June 30, 1995........... 5

         Notes to Consolidated Condensed Financial Statements............. 6

      Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 8


PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K........................... 12

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    June 28,       Mar. 29,
                                                      1996           1996
           ($ in thousands)                       (unaudited)
                                                 _____________   _____________
CURRENT ASSETS:
  Cash and cash equivalents                        $   18,876      $  104,867
  Receivables                                       1,061,440         943,355
  Prepaid expenses and other current assets            90,043          96,032
                                                 _____________   _____________
      Total current assets                          1,170,359       1,144,254
                                                 _____________   _____________
PROPERTY AND EQUIPMENT, at cost                     1,261,059       1,147,448
  Less accumulated depreciation and amortization      558,658         506,646
                                                 _____________   _____________
      Property and equipment, net                     702,401         640,802
                                                 _____________   _____________
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                    435,789         420,775
OTHER ASSETS                                          395,057         389,959
                                                 _____________   _____________
      Total assets                                 $2,703,606      $2,595,790
                                                 =============   =============

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                   $   68,845      $   70,308
  Accounts payable                                    150,895         151,361
  Accrued payroll and related costs                   221,196         196,221
  Other accrued expenses                              238,950         255,792
  Advance contract payments                            35,726          34,580
  Income taxes payable                                 62,926          52,181
                                                 _____________   _____________
      Total current liabilities                       778,538         760,443
                                                 _____________   _____________
LONG-TERM DEBT, NET                                   437,724         405,471
                                                 _____________   _____________
OTHER LONG-TERM LIABILITIES                           136,394         124,182
                                                 _____________   _____________
STOCKHOLDERS' EQUITY (Note A):
  Common stock issued, par value $1.00 per share       56,544          56,342
  Other stockholders' equity                        1,294,406       1,249,352
                                                 _____________   _____________
    Total stockholders' equity                      1,350,950       1,305,694
                                                 _____________   _____________
    Total liabilities and stockholders' equity     $2,703,606      $2,595,790
                                                 =============   =============

See accompanying notes.                3

                        COMPUTER SCIENCES CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                   ($ in thousands except earnings per share)

                                  First Quarter Ended
                             ____________________________

                               June 28,        June 30,
                                 1996           1995
                             ____________    ____________
Revenues                      $1,165,072        $966,783
                             ____________    ____________

Costs of services                943,500         774,381

Selling, general and
   administrative                 94,728          85,893

Depreciation and
   amortization                   66,165          54,588

Interest expense                   7,491           8,663

Interest income                   (1,360)         (1,559)
                             ____________    ____________
Total costs and
  expenses                     1,110,524         921,966
                             ____________    ____________

Income before taxes               54,548          44,817

Taxes on income                   21,300          17,100
                             ____________    ____________

Net income                    $   33,248        $ 27,717
                             ============    ============

  Earnings per common
    share (Note B)            $     0.58        $   0.49
                             ============    ============





See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                       First Quarter Ended
                                                     ________________________
                                                      June 28,      June 30,
                ($ in thousands)                        1996          1995
                                                     __________    __________
Cash flows from operating activities:
  Net income                                          $ 33,248      $ 27,717
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     66,165        54,588
      Provision for losses on accounts receivable        2,658         6,412
      Changes in assets and liabilities, net of
       effects of acquisitions:
          Increase in assets                           (78,353)      (99,960)
          Decrease in liabilities                      (17,193)      (47,519)
                                                     __________    __________
Net cash provided by (used in) operating activities      6,525       (58,762)
                                                     __________    __________
Investing activities:
  Purchases of property, plant and equipment           (60,218)      (41,641)
  Acquisitions, net of cash acquired                   (55,366)      (22,377)
  Outsourcing contracts                                              (21,108)
  Purchased and internally developed software          (12,859)       (3,933)
  Other investing cash flows                             2,415        (6,291)
                                                     __________    __________
Net cash used in investing activities                 (126,028)      (95,350)
                                                     __________    __________
Financing activities:
  Borrowing under (repayment of) commercial paper, net  27,009        (1,338)
  (Repayment of) borrowing under lines of credit, net   (3,297)       25,524
  Principal payments on long-term debt                    (126)         (715)
  Proceeds from stock option transactions                5,753         3,493
  Other financing cash flows                             4,173          (923)
                                                     __________    __________
Net cash provided by financing activities               33,512        26,041
                                                     __________    __________

Net decrease in cash and cash equivalents              (85,991)     (128,071)

Cash and cash equivalents at beginning of year         104,867       155,310
                                                     __________    __________
Cash and cash equivalents at end of period            $ 18,876      $ 27,239
                                                     ==========    ==========

See accompanying notes.
                                       5

                         COMPUTER SCIENCES CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ($ in thousands except per share amounts)

(A) No dividends were paid during the periods presented. There were 56,544,055 shares at June 28, 1996 and 56,341,855 shares at March 29, 1996 of $1.00 par value common stock issued with 324,220 and 311,928 shares, respectively, of treasury stock.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 57,695,000 and 56,829,000 respectively, for the three months ended June 28, 1996, and June 30, 1995 (see Part II,
     Exhibit 11).

(C) Cash payments for interest on indebtedness were $10,539 and $12,084, respectively, for the three months ended June 28, 1996, and June 30, 1995. Cash payments for taxes on income were $8,584 and $12,637, respectively, for the three months ended June 28, 1996, and June
     30, 1995.

(D) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

(E) On April 28, 1996, the Company entered into an Agreement and Plan of Merger with The Continuum Company, Inc. ("Continuum") and Continental Acquisition, Inc., a subsidiary of the Company ("Sub"), pursuant to which Sub was merged with and into Continuum and Continuum became a wholly owned subsidiary of the Company, effective August 1, 1996. Each outstanding share of common stock of Continuum was converted into 0.79 of a share of the Company's common stock. Continuum is a consulting and computer services firm serving the needs of the global financial services industry for computer software and services.

     The merger will be accounted for as a pooling of interests. The following unaudited pro forma data summarizes the combined operating results of the Company and Continuum as if the merger had occurred at the beginning of the periods presented (dollars in millions except per-share amounts).

                               Unaudited Pro Forma First Quarter
                               ---------------------------------
                                    June 28,        June 30,
                                      1996            1995
                                 -------------     ----------
Revenue                            $1,303.9         $1,083.0
Net income                             45.3             35.9
Earnings per common share*         $    .58         $    .47

[FN]

*The pro forma earnings per common share are based on the sum of the historical average common shares outstanding, as reported by CSC, and the historical average common shares outstanding for Continuum (adjusted to reflect common stock equivalents) converted to CSC shares at the exchange ratio of 0.79.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      First Quarter of Fiscal 1997 versus
                          First Quarter of Fiscal 1996

Revenues

The Company derived its revenues from the following market sectors for the first quarter (dollars in millions):

                            First Quarter
                           ----------------   Pct.
                             FY97     FY96   Growth
                           -------  -------  ------
U.S. Commercial             $  407    $345    17.8%
International                  312     239    30.9
                           -------  -------  ------
   Total Commercial            719     584    23.2
U.S. Federal Government        446     383    16.5
                           -------  -------  ------
   Total                    $1,165    $967    20.5%
                           =======  =======  ======

During the quarter ended June 28, 1996, the Company's total revenue increased 20.5%, or $198 million, over the same period last year. Commercial revenue continued to lead the growth, increasing 23.2%, or $135 million.

Over one-half of the commercial growth came from the Company's international operations. International growth was primarily attributable to new outsourcing contracts signed throughout the past year, including Anglian Water, Guinness PLC and the National Health Service in Scotland, and the acquisition of Datacentralen AG during June, 1996.

U.S. commercial revenues grew $62 million or 17.8%. Approximately one-half of the growth was provided by new outsourcing business, including recent contracts with James River Corporation and Southern New England Telephone Company. U.S. consulting revenue also contributed to the growth, reflecting demand across the Company's range of IT and management consulting services.

U.S. federal government revenue for the quarter increased $63 million, or 16.5%, principally from increased task order contract activity with the Department of Defense and last year's award to provide IT services to the Air Force Arnold Engineering Development Center. The many new and existing task order contracts permit the Government discretion in the extent and timing of new orders.

During the first quarter of fiscal 1997, the Company announced a $2 billion contract with J.P. Morgan won by a CSC-led consortium (the Pinnacle Alliance). The contract became effective July 16.

As the Company's commercial sector revenues continue to grow faster than federal, they comprised a larger percentage of total CSC revenue, as shown by the following table:

Revenue by Market Sector,      First Quarter
as a percentage of total       FY97     FY96
- ----------------------------  -------  -------
     U.S. Commercial             35%      36%
     International               27       24
                              -------  -------
        Total Commercial         62       60
     U.S. Federal Government     38       40
                              -------  -------
        Total Revenue           100%     100%
                              =======  =======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                                              Percentage of
                           Dollar Amount         Revenue
                         ----------------    --------------
                           First Quarter      First Quarter
                           FY97     FY96      FY97    FY96
                         -------  -------    ------  ------
Costs of services         $  944    $774     80.98%  80.10%
Selling, general & admin.     95      86      8.13    8.88
Depreciation and amort.       66      55      5.68    5.65
Interest expense, net          6       7      0.53    0.73
                         -------  -------    ------  ------
   Total                  $1,111    $922     95.32%  95.36%
                         =======  =======    ======  ======

Compared with the first quarter of fiscal 1996, total costs and expenses improved slightly as a percentage of revenue for the first quarter of fiscal 1997. Costs of services improved nominally in the U.S., offset by lower utilization and increased use of subcontractor labor in the Company's European operations. Although the European costs of services increased as a percentage of revenue, the European operations improved their selling, general and administrative cost percentage as compared to the same quarter last year. The European improvement contributed to the overall reduction in the selling, general and administrative percentage from 8.88% during last year's first quarter to 8.13% for the current year's first quarter.

Income Before Taxes

Income before taxes for the quarter was $54.5 million, up $9.7 million, or 21.7%, over last year's first quarter, reflecting the Company's revenue growth. The Company's pre-tax profit margin improved from 4.64% to 4.68% for the two respective quarters.

Net Income

Net income was $33.2 million for the first quarter of fiscal 1997, up $5.5 million, or 20.0%, over the same quarter last year. The effective tax rate was 39.0%, versus 38.2%. The higher current tax rate is primarily due to lower utilization of foreign tax credits and the suspension of the research and engineering tax credit in the U.S. This year's first quarter earnings per share of 58 cents increased 18.4% over the 49 cents for last year's first quarter.

Cash Flows

Cash provided by operating activities was $6.5 million for the first quarter of fiscal 1997, compared with cash used of $58.8 million during the same period last year. The increase in operating cash flows is principally due to favorable changes in working capital and higher non-cash expenses for depreciation and amortization.

The Company's cash expenditures for investing activities totaled $126.0 million for the current period versus $95.4 million during the first quarter of last year. The increase principally relates to the acquisition of Datacentralen during the current quarter.

Cash provided by financing activities was $33.5 million for the three months versus $26.0 million for the same period last year.

Financial Condition

During the first three months of fiscal 1997, the Company's capital outlays included $115.6 million of business investments in the form of fixed asset purchases and acquisitions. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $104.9 million to $18.9 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased slightly to 27.3% at June 28, 1996 versus 26.7% at March 29, 1996.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities.

Recent Developments

On April 28, 1996, the Company entered into an Agreement and Plan of Merger with The Continuum Company, Inc. ("Continuum") and Continental Acquisition, Inc., a subsidiary of the Company ("Sub") pursuant to which Sub was merged with and into Continuum and Continuum became a wholly owned subsidiary of CSC, effective August 1, 1996. Each outstanding share of common stock of Continuum was converted into 0.79 of a share of CSC common stock. Continuum is a consulting and computer services firm serving the needs of the global financial services industry for computer software and services.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (l)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (m)
    3.4      Bylaws, amended and restated effective July 31, 1996
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*
   10.9      1995 Stock Incentive Plan*                                    (j)
   10.10     Deferred Compensation Plan, amended and restated effective
               February 9, 1996*                                           (f)
   10.11     Restated Supplemental Executive Retirement Plan, effective
               August 14, 1995*                                            (j)
   10.12     Form of Indemnification Agreement for Directors               (d)
   10.13     Form of Indemnification Agreement for Officers                (e)
   10.14     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.15     $100 million Credit Agreement dated as of September 15, 1994  (e)
   10.16     $150 million Credit Agreement dated as of September 15, 1994  (e)
   10.17     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.18     $100 million Credit Agreement dated as of January 3, 1995     (e)
   10.19     Amended and Restated Rights Agreement, effective
               October 30, 1995                                            (j)
   11        Calculation of Primary and Fully Diluted Earnings Per Share
   27        Article 5 Financial Data Schedule
   28        Revenues by Market Sector
   99.1      Annual Report on Form 11-K for the Matched Asset Plan of
               the Registrant                                              (f)
   99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing Inc.                                        (f)
   99.3      Annual Report on Form 11-K for the Employee Savings Plan of
               CSC Credit Services, Inc. (to be filed at a later date)
   99.4      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
               of CSC Outsourcing, Inc.                                    (k)

                                      12

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(i) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.


     Reports on Form 8-K

     There was one report on Form 8-K filed during the first quarter of fiscal 1997. On May 2, 1996, the Registrant filed a Current Report on Form 8-K dated April 28, 1996 reporting that the Registrant had entered into an Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, Continental Acquisition, Inc., a wholly owned subsidiary of the Registrant, and The Continuum Company, Inc.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: August 9, 1996           By: /s/ Denis M. Crane
                                   -----------------------------
                                   Denis M. Crane
                                   Vice President and Controller
                                   Chief Accounting Officer



                                      14

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit                         Page
- -------                    ----------------------                         ----
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (l)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (m)
    3.4      Bylaws, amended and restated effective July 31, 1996
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*
   10.9      1995 Stock Incentive Plan*                                    (j)
   10.10     Deferred Compensation Plan, amended and restated effective
               February 9, 1996*                                           (f)
   10.11     Restated Supplemental Executive Retirement Plan, effective
               August 14, 1995*                                            (j)
   10.12     Form of Indemnification Agreement for Directors               (d)
   10.13     Form of Indemnification Agreement for Officers                (e)
   10.14     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.15     $100 million Credit Agreement dated as of September 15, 1994  (e)
   10.16     $150 million Credit Agreement dated as of September 15, 1994  (e)
   10.17     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.18     $100 million Credit Agreement dated as of January 3, 1995     (e)
   10.19     Amended and Restated Rights Agreement, effective
               October 30, 1995                                            (j)
   11        Calculation of Primary and Fully Diluted Earnings Per Share
   28        Revenues by Market Sector
   27        Article 5 Financial Data Schedule
   99.1      Annual Report on Form 11-K for the Matched Asset Plan of
               the Registrant                                              (f)
   99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing Inc.                                        (f)
   99.3      Annual Report on Form 11-K for the Employee Savings Plan of
               CSC Credit Services, Inc. (to be filed at a later date)
   99.4      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
               of CSC Outsourcing, Inc.                                    (k)

                                      15

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(i) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.