Form 10-Q
period 1996-09-27
COMPUTER SCIENCES CORP
filed 1996-11-12
CIK 23082

                                   Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        QUARTER ENDED SEPTEMBER 27, 1996

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

75,942,224 shares of Common Stock, $1.00 par value, were outstanding on September 27, 1996.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         Second Quarter and Six Months Ended
         September 27, 1996 and September 29, 1995........................  3

      Consolidated Condensed Balance Sheets,
         September 27, 1996 and March 29, 1996............................  4

      Consolidated Condensed Statements of Cash Flows
         Second Quarter and Six Months Ended
         September 27, 1996 and September 29, 1995........................  5

      Notes to Consolidated Condensed Financial Statements................  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  7


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K............................... 12

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                   (In thousands except per-share amounts)
                         Second Quarter Ended           Six Months Ended
                       ------------------------     ------------------------
                        Sept. 27,    Sept. 29,       Sept. 27,    Sept. 29,
                          1996         1995            1996         1995
                       -----------  -----------     -----------  -----------
Revenues               $1,355,255   $1,128,648      $2,659,147   $2,211,611
                       -----------  -----------     -----------  -----------

Costs of services       1,073,502      881,692       2,110,710    1,731,417

Selling, general and
  administrative          116,306      112,157         232,759      221,190

Depreciation and
  amortization             80,902       63,547         152,509      123,735

Interest expense           10,708        9,284          19,022       18,635

Interest income            (2,102)        (932)         (3,565)      (2,888)

Non-recurring charge
  (note A)                 48,929                       48,929
                       -----------  -----------     -----------  -----------
Total costs and
  expenses              1,328,245    1,065,748       2,560,364    2,092,089
                       -----------  -----------     -----------  -----------

Income before taxes        27,010       62,900          98,783      119,522

Taxes on income            13,004       23,331          39,500       44,012
                       -----------  -----------     -----------  -----------

Net income             $   14,006   $   39,569      $   59,283   $   75,510
                       ===========  ===========     ===========  ===========


Earnings per common
  share (note B)       $     0.18   $     0.51      $     0.76   $     0.99
                       ===========  ===========     ===========  ===========

[FN]

See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   Sept. 27,       Mar. 29,
           (In thousands)                             1996           1996
                                                 -------------   -------------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $   41,854      $  113,873
  Receivables                                       1,304,288       1,106,857
  Prepaid expenses and other current assets           210,080         134,033
                                                 -------------   -------------
      Total current assets                          1,556,222       1,354,763
                                                 -------------   -------------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                    533,366         457,912
OTHER ASSETS                                          445,884         442,889

PROPERTY AND EQUIPMENT, at cost                     1,508,178       1,249,729
  Less accumulated depreciation and amortization      673,436         569,670
                                                 -------------   -------------
      Property and equipment, net                     834,742         680,059
                                                 -------------   -------------
      Total assets                                 $3,370,214      $2,935,623
                                                 =============   =============

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                   $   80,674      $   78,339
  Accounts payable                                    191,984         186,460
  Accrued payroll and related costs                   253,704         222,620
  Other accrued expenses                              359,992         262,961
  Deferred revenue                                    156,691         111,075
  Income taxes payable                                 50,453          67,677
                                                 -------------   -------------
      Total current liabilities                     1,093,498         929,132
                                                 -------------   -------------
LONG-TERM DEBT, NET                                   613,563         426,634
                                                 -------------   -------------
OTHER LONG-TERM LIABILITIES                           155,170         164,597
                                                 -------------   -------------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share       76,274          75,429
  Other stockholders' equity                        1,431,709       1,339,831
                                                 -------------   -------------
    Total stockholders' equity                      1,507,983       1,415,260
                                                 -------------   -------------
    Total liabilities and stockholders' equity     $3,370,214      $2,935,623
                                                 =============   =============

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                         Six Months Ended
                                                      -----------------------
(In thousands, increase (decrease)                     Sept. 27,    Sept. 29,
in cash and cash equivalents)                            1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
 Net income                                           $  59,283    $  75,510
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Non-recurring charge, net                             35,280
   Depreciation and amortization                        152,509      123,735
   Provision for losses on accounts receivable            6,689       11,293
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                                (199,264)    (128,844)
     Increase (decrease) in liabilities                  35,274      (67,479)
                                                      ----------   ----------
Net cash provided by operating activities                89,771       14,215
                                                      ----------   ----------
Investing activities:
 Purchases of property, plant and equipment            (147,201)    (107,185)
 Acquisitions, net of cash acquired                    (137,690)     (29,123)
 Outsourcing contracts                                  (36,424)     (65,970)
 Purchased and internally developed software            (24,594)     (19,937)
 Other investing cash flows                              (1,296)      (2,206)
                                                      ----------   ----------
Net cash used in investing activities                  (347,205)    (224,421)
                                                      ----------   ----------
Financing activities:
 Borrowing under commercial paper, net                  170,491       13,124
 (Repayment of) borrowing under lines of credit, net     (4,376)      47,673
 Principal payments on long-term debt                    (1,746)      (8,510)
 Proceeds from stock option transactions                 16,410        6,156
 Other financing cash flows                               4,636          146
                                                      ----------   ----------
Net cash provided by financing activities               185,415       58,589
                                                      ----------   ----------

Net decrease in cash and cash equivalents               (72,019)    (151,617)

Cash and cash equivalents at beginning of year          113,873      207,599
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  41,854    $  55,982
                                                      ==========   ==========

[FN]
See accompanying notes.
                                       5

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(A) The non-recurring charge represents costs and expenses related to the August 1 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The non-recurring charge is comprised of $11,015,000 for investment banking and other merger expenses; $13,121,000 related to the write-off of certain capitalized software, other assets and intangibles; and $24,793,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 77,924,000 and 76,600,000 respectively, for the six months ended September 27, 1996, and September 29, 1995 (see Part II,
     Exhibit 11).

(C) No dividends were paid during the periods presented. There were 76,273,766 shares at September 27, 1996 and 75,428,622 shares at March 29, 1996 of $1.00 par value common stock issued with 331,542 and 311,928 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $20,027,000 and $19,591,000, respectively, for the six months ended September 27, 1996, and September 29, 1995. Cash payments for taxes on income were $36,654,000 and $39,482,000, respectively, for the six months ended September 27, 1996, and September 29, 1995.

(E) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

(F) Certain reclassifications have been made to reflect the acquisition of Continuum, which was accounted for as a pooling of interests. Continuum's expense classifications have been reclassified to conform to CSC's presentation. Continuum's interest income has been removed from its revenues to conform to CSC's separate presentation of interest income. Additionally, Continuum's common stock equivalents have been converted to CSC shares at the exchange rate of .79 and included in the average common shares outstanding.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Second Quarter and First Six Months of Fiscal 1997 versus
               Second Quarter and First Six Months of Fiscal 1996

Revenues

The Company derived its revenues from the following market sectors for the second quarter and first six months, respectively (dollars in millions):

                         Second Quarter             First Six Months
                         --------------   Pct.      ----------------    Pct.
                          FY97    FY96   Growth      FY97      FY96    Growth
                         ------  ------  ------     ------    ------   ------
U.S. Commercial          $  524  $  435   20.6%     $  999    $  843    18.6%
International               439     321   36.6         822       613    34.1
                         ------  ------  ------     ------    ------   ------
   Total Commercial         963     756   27.4       1,821     1,456    25.1
U.S. Federal Government     392     373    5.4         838       756    10.9
                         ------  ------  ------     ------    ------   ------
   Total                 $1,355  $1,129   20.1%     $2,659    $2,212    20.2%
                         ======  ======  ======     ======    ======   ======

During the quarter and six months ended September 27, 1996, the Company's total revenue increased 20.1%, or $226 million, and 20.2%, or $448 million, respectively, over the same periods last year. Commercial revenue growth continued to surpass U.S. Federal Government growth, increasing 27.4%, or $207 million over the same quarter last year.

Over one-half of the second quarter commercial growth came from the Company's international operations. International growth came principally from new outsourcing business signed last year, from the acquisition earlier this year of 75% of Datacentralen, a major provider of information technology services in Denmark, and from growth in revenue from CSC's German consulting operations.

U.S. commercial revenues grew 20.6% or $89 million during the second quarter of fiscal 1997. Slightly more than half the growth was provided by information technology outsourcing, with the remainder coming principally from the company's acquisition of American Practice Management and growth at CSC Continuum.

U.S. federal government revenue for the quarter increased 5.4% or $19 million, principally due to new contract awards. The many new and existing task order contracts permit the Government discretion in the extent and timing of new orders.

During the second quarter of fiscal 1997, the Company announced nearly $1 billion in new federal contracts and $390 million in new commercial contracts.

For the first six months, revenue growth for all market sectors reflects the same overall trends as those described for the second quarter above. As the Company's commercial sector revenues continued to grow faster than federal, they comprise a larger percentage of total CSC revenue, as shown by the following table:

Revenue by Market Sector,         Second Quarter      First Six Months
as a percentage of total           FY97    FY96        FY97      FY96
----------------------------      ------  ------      ------    ------
     U.S. Commercial                39%     38%         37%       38%
     International                  32      28          31        28
                                  ------  ------      ------    ------
        Total Commercial            71      66          68        66
     U.S. Federal Government        29      34          32        34
                                  ------  ------      ------    ------
        Total Revenue              100%    100%        100%      100%
                                  ======  ======      ======    ======

Costs and Expenses

The Company's recurring costs and expenses as a percentage of revenue are as follows (dollars in millions):

                            Dollar Amount          Percentage of Revenue
                            --------------    -------------------------------
                                First                              First
                              Six Months       Second Quarter    Six Months
                            --------------    ---------------  --------------
                             FY97    FY96      FY97     FY96    FY97    FY96
                            ------  ------    ------   ------  ------  ------
Costs of services           $1,074  $  882    79.21%   78.12%  79.38%  78.29%
Selling, general & admin.      116     112     8.58     9.94    8.75   10.00
Depreciation and amort.         81      64     5.97     5.63    5.73    5.60
Interest expense, net            9       8     0.64     0.74    0.59    0.71
                            ------  ------    ------   ------  ------  ------
   Total                    $1,280  $1,066    94.40%   94.43%  94.45%  94.60%
                            ======  ======    ======   ======  ======  ======

Compared with the second quarter of fiscal 1996, total costs and expenses improved slightly as a percentage of revenue for the second quarter and the first six months ended September 27, 1996. Costs of services as a percentage of revenue increased principally due to lower utilization and increased use of subcontractor labor in the Company's European operations, as well as an increase in costs of services as a percentage of revenues in the Company's domestic consulting operations. Although the European costs of services increased as a percentage of revenue, the European operations improved their selling, general and administrative cost percentage as compared to the same quarter and six months ended last year. The European improvement contributed to the overall reduction in the selling, general and administrative percentage from 9.94% during last year's second quarter to 8.58% for the current year's second quarter.

Non-Recurring Charge

The non-recurring charge represents costs and expenses related to the August 1 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The non-recurring charge is comprised of $11,015,000 for investment banking and other merger expenses; $13,121,000 related to the write-off of certain capitalized software, other assets and intangibles; and $24,793,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

Income Before Taxes

Income before taxes and before the non-recurring charge was $75.9 million for the current quarter, up $13.0 million, or 20.7%, over last year's second quarter, reflecting the Company's revenue growth. The Company's profit margin before taxes and the non-recurring charge improved from 5.57% to 5.60% for the second quarter and from 5.40% to 5.55% for the six months ended September 27, 1996.

Net Income

Net income before the non-recurring charge was $49.3 million for the second quarter of fiscal 1997, up $9.7 million, or 19.7%, over the same quarter last year. The effective tax rate was 35.1%, versus 37.1%. The lower current tax rate is primarily due to the reinstatement of the research and engineering tax credit in the U.S. and the impact of the Company's August 1, 1996 merger with Continuum. This year's second quarter earnings per share before the non-recurring charge of 63 cents increased 23.5% over the 51 cents for last year's second quarter. On a year to date basis, earnings per share before the non-recurring charge was $1.21, up 22 cents, or 18.2% over the same period for the previous fiscal year.

Cash Flows

Cash provided by operating activities was $89.8 million for the six months ended, compared with $14.2 million during the same period last year. The increase in operating cash flows is principally due to higher non-cash expenses for depreciation and amortization, and favorable changes in working capital.

The Company's cash expenditures for investing activities totaled $347.2 million for the most recent six months versus $224.4 million during the same period of last year. The increase principally relates to the acquisitions of Datacentralen and American Practice Management, and higher investments in computers and related equipment.

Cash provided by financing activities was $185.4 million for the most recent six months versus $58.6 million for the same period last year.

Financial Condition

During the first six months of fiscal 1997, the Company's capital outlays included $321.3 million of business investments in the form of fixed asset purchases and acquisitions. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $113.9 million to $41.9 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 31.5% at September 27, 1996 versus 26.3% at March 29, 1996.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities.

Part II.  Other Information

Item 2.  Changes in Securities.

Pursuant to the Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, one Preferred Stock Purchase Right is attached to each outstanding share of Common Stock. Consequently, the amendment to the Company's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 275,000,000, effective as of August 1, 1996, also had the effect of increasing the number of authorized Rights from 75,000,000 to 275,000,000 as of that date.

In order to ensure that an adequate number of shares of the Company's Series A Junior Participating Preferred Stock are authorized and reserved for issuance upon exercise of this increased number of Rights, the Board of Directors of the Company amended and restated the Rights Agreement. Prior to the amendment, the Rights Agreement provided that: (1) upon the occurrence of certain events, each Right became exercisable to purchase 1/400 of a share of Series A Preferred Stock, and (2) each 1/400 of a share of Series A Preferred Stock had the same dividend and liquidation rights as one share of Common Stock. As a consequence of the amendment, which became effective August 1, 1996, the Rights Agreement now provides that: (i) upon the occurrence of the same events, each Right will become exercisable to purchase 1/4000 of a share of Series A Preferred Stock, and (ii) each 1/4000 of a share of Series A Preferred Stock has the same dividend and liquidation rights as one share of Common Stock.

Since each Right will now be exercisable, under certain circumstances, to purchase 1/4000 of a share of Series A Preferred Stock, the 200,000 authorized shares of Series A Preferred Stock, each of which is reserved for issuance upon exercise of the Rights, will now be sufficient to permit the exercise in full of the 275,000,000 authorized Rights.

The Amended and Restated Rights Agreement is incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.

Item 4.  Submission of Matters to a Vote of Security-Holders.

a.  The Company held its Annual Meeting of Stockholders on July 31, 1996.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Howard P. Allen, Irving W. Bailey, II, Van B. Honeycutt, William R. Hoover, Richard C. Lawton, Leon J. Level, F. Warren McFarlan and James R. Mellor.

With respect to each nominee, the results of the vote were as follows:

                                              Votes
                                  ----------------------------
                                      For           Withheld
                                  ------------    ------------
Howard P. Allen                    48,998,821        177,949
Irving W. Bailey, II               49,023,120        153,650
Van B. Honeycutt                   49,022,305        154,465
William R. Hoover                  49,022,008        154,762
Richard C. Lawton                  49,018,398        158,372
Leon J. Level                      49,021,910        154,854
F. Warren McFarlan                 49,020,434        156,336
James R. Mellor                    49,012,877        163,893

c. There was submitted to the stockholders a proposal (the "Merger Proposal") to approve and adopt an Agreement and Plan of Merger dated as of April 28, 1996 (the "Merger Agreement") by and among the Company, Continental Acquisition, Inc., a wholly owned subsidiary of the Company ("Sub"), and The Continuum Company, Inc. ("Continuum"), and the issuance of shares of Common Stock of the Company pursuant thereto.

The Merger Agreement provided for: (i) a merger of Sub with and into Continuum pursuant to which Continuum would become a wholly owned subsidiary of the Company; and (ii) the conversion of each outstanding share of common stock, par value $.10 per share, of Continuum into .79 of a share of Common Stock of the Company and the right to receive cash in lieu of fractional shares of Common Stock.

The Merger Proposal was approved by the stockholders. The results of the vote were as follows: 45,862,556 votes cast for, 309,486 votes cast against and 3,004,728 abstentions, including 2,912,771 broker non-votes.

d. There was submitted to the stockholders a proposal (the "Charter Amendment Proposal") to approve an amendment to the Company's Restated Articles of Incorporation increasing the authorized Common Stock from 75,000,000 shares to 275,000,000 shares.

The Charter Amendment Proposal was approved by the stockholders. The results of the vote were as follows: 45,931,833 votes cast for, 336,544 votes cast against and 2,908,393 abstentions, including 2,788,847 broker non-votes.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (l)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (m)
    3.4      Certificate of Amendment of Certificate of Designations of
               Series A Junior Participating Preferred Stock, effective
               August 1, 1996                                              (o)
    3.5      Bylaws, amended and restated effective July 31, 1996          (n)
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*                                             (n)
   10.9      1995 Stock Incentive Plan*                                    (j)
   10.10     Deferred Compensation Plan, amended and restated effective
               November 4, 1996*
   10.11     Restated Supplemental Executive Retirement Plan, effective
               November 4, 1996*
   10.12     Form of Indemnification Agreement for Directors               (d)
   10.13     Form of Indemnification Agreement for Officers                (e)
   10.14     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.15     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.16     First Amendment to $350 Million Credit Agreement dated
               September 23, 1996
   10.17     $100 million Credit Agreement dated as of January 3, 1995     (e)
   10.18     Amended and Restated Rights Agreement, effective
               August 1, 1996                                              (o)
   11        Calculation of Primary and Fully Diluted Earnings Per Share
   27        Article 5 Financial Data Schedule
   28        Revenues by Market Sector
   99.1      Annual Report on Form 11-K for the Matched Asset Plan of
               the Registrant                                              (f)
   99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing Inc.                                        (f)
   99.3      Annual Report on Form 11-K for the Employee Savings Plan of
               CSC Credit Services, Inc. (to be filed at a later date)
   99.4      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
               of CSC Outsourcing, Inc.                                    (k)

                                      13

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996



    b.  Reports on Form 8-K:

    There were two Current Reports on Form 8-K filed during the second quarter of fiscal 1997. In a Form 8-K dated August 1, 1996, the Company reported that it had acquired The Continuum Company, Inc. in a transaction which would be accounted for as a pooling of interests. In a Form 8-K dated August 13, 1996, the Company released unaudited condensed statements of income, without notes, of the Company, including The Continuum Company, Inc. on a pooled basis, for each of the quarters in the fiscal year ended March 29, 1996 and for the first quarter of fiscal year 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: November 12, 1996         By: /s/ Denis M. Crane
                                   -----------------------------
                                   Denis M. Crane
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

   5         Article 5 Financial Data Schedule

  10.10      Deferred Compensation Plan, amended and restated effective
               November 4, 1996*

  10.11      Restated Supplemental Executive Retirement Plan, effective
               November 4, 1996*

  10.16      First Amendment to $350 Million Credit Agreement dated
               September 23, 1996

  11         Calculation of Primary and Fully Diluted Earnings Per Share

  28         Revenues by Market Sector



























                                      16

