Form 10-Q
period 1996-12-27
COMPUTER SCIENCES CORP
filed 1997-02-10
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                          Commission File No. 1-4850


                         COMPUTER SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)


              Nevada                                      95-2043126
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

        2100 East Grand Avenue
        El Segundo, California                                 90245
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code: (310) 615-0311



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]    No [ ]


     76,491,064 shares of Common Stock, $1.00 par value, were outstanding on December 27, 1996.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         Third Quarter and Nine Months Ended
         December 27, 1996 and December 29, 1995..........................  3

      Consolidated Condensed Balance Sheets,
         December 27, 1996 and March 29, 1996.............................  4

      Consolidated Condensed Statements of Cash Flows
         Nine Months Ended December 27, 1996 and December 29, 1995........  5

      Notes to Consolidated Condensed Financial Statements................  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  7


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K............................... 11

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                   (In thousands except per-share amounts)
                                  Third Quarter Ended           Nine Months
Ended
                       ------------------------     ------------------------
                         Dec. 27,     Dec. 29,        Dec. 27,     Dec. 29,
                           1996         1995            1996         1995
-----------  -----------     -----------  -----------
Revenues               $1,421,638   $1,236,674      $4,080,785   $3,448,285
                       -----------  -----------     -----------  -----------

Costs of services       1,112,815      956,840       3,223,525    2,688,257

Selling, general and
  administrative          122,593      129,817         355,352      351,007

Depreciation and
  amortization             89,229       69,296         241,738      193,031

Interest expense           11,937        9,957          30,959       28,592

Interest income            (2,626)      (1,341)         (6,191)      (4,229)

Non-recurring charges
  (note A)                              26,000          48,929       26,000
                       -----------  -----------     -----------  -----------
Total costs and
  expenses              1,333,948    1,190,569       3,894,312    3,282,658
                       -----------  -----------     -----------  -----------

Income before taxes        87,690       46,105         186,473      165,627

Taxes on income            30,300       26,384          69,800       70,396
                       -----------  -----------     -----------  -----------

Net income             $   57,390   $   19,721      $  116,673   $   95,231
                       ===========  ===========     ===========  ===========


Earnings per common
  share (note B)       $     0.73   $     0.25      $     1.49   $     1.24
                       ===========  ===========     ===========  ===========

[FN]
See accompanying notes.
                                       3

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    Dec. 27,       Mar. 29,
           (In thousands)                             1996           1996
                                                 -------------   -------------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $   91,873      $  113,873
  Receivables                                       1,356,138       1,106,857
  Prepaid expenses and other current assets           177,739         134,033
                                                 -------------   -------------
      Total current assets                          1,625,750       1,354,763
                                                 -------------   -------------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                    530,531         457,912
OTHER ASSETS                                          472,625         442,889

PROPERTY AND EQUIPMENT, at cost                     1,614,072       1,249,729
  Less accumulated depreciation and amortization      739,348         569,670
                                                 -------------   -------------
      Property and equipment, net                     874,724         680,059
                                                 -------------   -------------
      Total assets                                 $3,503,630      $2,935,623
                                                 =============   =============

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                   $   67,445      $   78,339
  Accounts payable                                    219,335         186,460
  Accrued payroll and related costs                   255,788         222,620
  Other accrued expenses                              350,121         262,961
  Deferred revenue                                    134,225         111,075
  Income taxes payable                                 62,408          67,677
                                                 -------------   -------------
      Total current liabilities                     1,089,322         929,132
                                                 -------------   -------------
LONG-TERM DEBT, NET                                   637,444         426,634
                                                 -------------   -------------
OTHER LONG-TERM LIABILITIES                           166,981         164,597
                                                 -------------   -------------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share       76,823          75,429
  Other stockholders' equity                        1,533,060       1,339,831
                                                 -------------   -------------
    Total stockholders' equity                      1,609,883       1,415,260
                                                 -------------   -------------
    Total liabilities and stockholders' equity     $3,503,630      $2,935,623
                                                 =============   =============

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                         Nine Months Ended
                                                      -----------------------
(In thousands, increase (decrease) in                  Dec. 27,     Dec. 29,
cash and cash equivalents)                               1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
 Net income                                           $ 116,673    $  95,231
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Non-recurring charges, net of tax                     13,574       26,000
   Depreciation and amortization                        241,738      194,159
   Provision for losses on accounts receivable           13,281       15,059
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                                (232,419)    (219,598)
     Increase in liabilities                             94,810       15,288
                                                      ----------   ----------
Net cash provided by operating activities               247,657      126,139
                                                      ----------   ----------
Investing activities:
 Purchases of property, plant and equipment            (238,872)    (181,558)
 Acquisitions, net of cash acquired                    (127,799)     (65,987)
 Outsourcing contracts                                  (50,871)     (98,514)
 Purchased and internally developed software            (63,880)     (30,149)
 Other investing cash flows                              (4,383)       1,026
                                                      ----------   ----------
Net cash used in investing activities                  (485,805)    (375,182)
                                                      ----------   ----------
Financing activities:
 Borrowing under commercial paper, net                   54,094         (723)
 (Repayment of) borrowing under lines of credit, net    (18,175)     105,506
 Principal payments on long-term debt                   (26,941)     (17,360)
 Proceeds from term debt issuance                       150,000
 Proceeds from stock option transactions                 43,420       14,609
 Other financing cash flows                              13,750        5,511
                                                      ----------   ----------
Net cash provided by financing activities               216,148      107,543
                                                      ----------   ----------

Net decrease in cash and cash equivalents               (22,000)    (141,500)

Cash and cash equivalents at beginning of year          113,873      207,599
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  91,873    $  66,099
                                                      ==========   ==========

[FN]
See accompanying notes.
                                       5

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(A) The fiscal 1997 non-recurring charge of $48,929,000 represents costs and expenses related to the August 1 acquisition of The Continuum Company,
     Inc. ("Continuum").   The amount of the charge, net of income tax
     benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The charge is comprised of $11,015,000 for investment banking and other merger expenses; $13,121,000 related to the write-off of certain capitalized software, other assets and intangibles; and $24,793,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs. At December 27, 1996, $17,724,000 of the $24,793,000 amount is reflected in accrued expenses.

     The fiscal 1996 charge of $26,000,000 relates to Continuum's December 1995 acquisition of SOCS Holding ("SOCS"), a Paris-based software and services company. The acquisition was accounted for using the purchase method of accounting. $26,000,000 of the purchase price was assigned to purchased research and development and was expensed with no income tax benefit.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 78,114,000 and 76,819,000 respectively, for the nine months ended December 27, 1996, and December 29, 1995 (see Part II,
     Exhibit 11).

(C) No dividends were paid during the periods presented. There were 76,823,116 shares at December 27, 1996 and 75,428,622 shares at March 29, 1996 of $1.00 par value common stock issued with 332,052 and 311,928 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $30,005,000 and $30,966,000 respectively, for the nine months ended December 27, 1996 and December 29, 1995. Cash payments for taxes on income were $42,454,000 and $43,392,000 respectively, for the nine months ended December 27, 1996, and December 29, 1995.

(E) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

(F) Certain reclassifications have been made and prior period financial statements have been restated to reflect the August 1, 1996 acquisition of Continuum, which was accounted for as a pooling of interests. Continuum's expense classifications have been reclassified to conform to CSC's presentation. Continuum's interest income has been removed from its revenues to conform to CSC's separate presentation of interest income. Additionally, Continuum's common stock equivalents have been converted to CSC shares at the exchange rate of .79 and included in the average common shares outstanding.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              Third Quarter and Nine Months of Fiscal 1997 versus
                  Third Quarter and Nine Months of Fiscal 1996

Revenues

The Company derived its revenues from the following market sectors for the third quarter and nine months, respectively (dollars in millions):

                         Third Quarter                Nine Months
                         --------------   Pct.      ----------------    Pct.
                          FY97    FY96   Growth      FY97      FY96    Growth
                         ------  ------  ------     ------    ------   ------
U.S. Commercial          $  540  $  458   17.8%     $1,539    $1,301    18.3%
International               490     366   34.0       1,312       979    34.0
                         ------  ------  ------     ------    ------   ------
   Total Commercial       1,030     824   25.0       2,851     2,280    25.0
U.S. Federal Government     392     413   (5.1)      1,230     1,168     5.2
                         ------  ------  ------     ------    ------   ------
   Total                 $1,422  $1,237   15.0%     $4,081    $3,448    18.3%
                         ======  ======  ======     ======    ======   ======

During the quarter and nine months ended December 27, 1996, the Company's total revenue increased 15.0%, or $185 million, and 18.3%, or $633 million, respectively, over the same periods last year. Commercial revenue growth continued to surpass U.S. Federal Government growth, increasing 25.0%, or $206 million and 25.0%, or $571 million, over the same quarter and nine months of last year.

Over one-half of the third quarter commercial growth came from the Company's international operations. International growth came principally from new outsourcing business signed last year, from the acquisition earlier this year of 75% of Datacentralen, a major provider of information technology services in Denmark, and from new business within CSC Continuum's international operations .

U.S. commercial revenues grew 17.8% or $82 million during the third quarter of fiscal 1997. Slightly less than half the growth was provided by information technology outsourcing contracts, including the Pinnacle Alliance with J.P. Morgan. The remainder is derived principally from continued demand for consulting and systems integration services, the acquisition of American Practice Management and growth at CSC Continuum.

U.S. federal government revenue for the quarter decreased 5.1% or $21 million, principally due to the completion of existing contracts and the timing and volume of task order contracts.

During the third quarter of fiscal 1997, the Company announced $435 million in new federal contracts and $5.5 billion in new commercial business, including an estimated $3.2 billion in projected revenues from agreements signed with DuPont.
                                       7

For the first nine months, revenue growth for all market sectors reflects the same overall trends as those described for the third quarter above. As the Company's commercial sector revenues continued to grow faster than federal, they comprise a larger percentage of total CSC revenue, as shown by the following table:

Revenue by Market Sector,         Third Quarter         Nine Months
as a percentage of total           FY97    FY96        FY97      FY96
----------------------------      ------  ------      ------    ------
     U.S. Commercial                38%     37%         38%       38%
     International                  34      30          32        28
                                  ------  ------      ------    ------
        Total Commercial            72      67          70        66
     U.S. Federal Government        28      33          30        34
                                  ------  ------      ------    ------
        Total Revenue              100%    100%        100%      100%
                                  ======  ======      ======    ======

Costs and Expenses

The Company's recurring costs and expenses as a percentage of revenue are as follows (dollars in millions):

                            Dollar Amount          Percentage of Revenue
                            --------------    -------------------------------
                            Third Quarter      Third Quarter    Nine Months
                            --------------    ---------------  --------------
                             FY97    FY96      FY97     FY96    FY97    FY96
                            ------  ------    ------   ------  ------  ------
Costs of services           $1,113  $  957     78.3%    77.4%   79.0%   78.0%
Selling, general & admin.      123     130      8.6     10.5     8.7    10.2
Depreciation and amort.         89      69      6.3      5.6     5.9     5.6
Interest expense, net            9       9      0.6      0.7     0.6     0.7
                            ------  ------    ------   ------  ------  ------
   Total                    $1,334  $1,165     93.8%    94.2%   94.2%   94.5%
                            ======  ======    ======   ======  ======  ======

Compared with the third quarter of fiscal 1996, total costs and expenses improved as a percentage of revenue for the third quarter and the nine months ended December 27, 1996. Costs of services as a percentage of revenue increased principally due to lower utilization and increased use of subcontractor labor in the Company's European operations. Costs of services also increased as a percentage of revenues in the Company's domestic consulting operations, principally at its telecommunications business unit. Although the European costs of services increased as a percentage of revenue, the European operations improved their selling, general and administrative cost percentage as compared to the same quarter and nine months ended last year. The European improvement contributed to the overall reduction in the selling, general and administrative percentage from 10.5% during last year's third quarter to 8.6% for the current year's third quarter.

Non-Recurring Charges

The fiscal 1997 non-recurring charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The charge is comprised of $11,015,000 for investment banking and other merger expenses; $13,121,000 related to the write-off of certain capitalized software, other assets and intangibles; and $24,793,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

The fiscal 1996 charge of $26,000,000 relates to Continuum's December 1995 acquisition of SOCS, a Paris-based software and services company. The acquisition was accounted for using the purchase method of accounting. $26,000,000 of the purchase price was assigned to purchased research and development and was expensed.

Income Before Taxes

Reflecting the Company's revenue growth, income before taxes increased to $87.7 million, up $15.6 million, or 21.6%, compared with the same quarter last year, before last year's charge for purchased research and development. The Company's profit margin before non-recurring charges improved from 5.8% to 6.2% for the third quarter and from 5.6% to 5.8% for the nine months ended December 27, 1996.

Net Income

Earnings before the non-recurring charges were $57.4 million for the third quarter of fiscal 1997, up $11.7 million, or 25.5%, over the same quarter last year. The effective tax rate was 34.6%, versus 36.6%, before last year's non-recurring charge. The lower current tax rate is primarily due to tax synergies achieved through the Company's August 1, 1996 merger with Continuum and to the reinstatement of the research and engineering tax credit in the U.S. This year's third quarter earnings per share of 73 cents increased 23.7% over the 59 cents for last year's third quarter before the write-off of purchased research and development. On a year to date basis, earnings per share before the non-recurring charges was $1.94, up 36 cents, or 22.8% over the comparable result for the same period last year.

Cash Flows

Cash provided by operating activities was $247.7 million for the nine months, compared with $126.1 million during the same period last year. The increase in operating cash flows is principally due to higher non-cash expenses for depreciation and amortization, and favorable changes in working capital, principally accounts payable, accrued income taxes and other current liabilities.

The Company's cash expenditures for investing activities totaled $485.8 million for the most recent nine months versus $375.2 million during the same period of last year. The increase principally relates to the acquisitions of Datacentralen and American Practice Management, higher investments in computers and related equipment and higher levels of purchased and internally developed software.

Cash provided by financing activities was $216.1 million for the most recent nine months versus $107.5 million for the same period last year. Current year financing activities include a November 1996 offering of $150 million of five-year 6.5% guaranteed notes. The proceeds were used to pay down a portion of the Company's outstanding commercial paper.

Financial Condition

During the first nine months of fiscal 1997, the Company's capital outlays included $417.5 million of business investments in the form of fixed asset purchases and acquisitions. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $113.9 million to $91.9 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 30.5% at December 27, 1996 versus 26.3% at March 29, 1996.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (l)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (m)
    3.4      Certificate of Amendment of Certificate of Designations of
               Series A Junior Participating Preferred Stock, effective
               August 1, 1996                                              (o)
    3.5      Bylaws, amended and restated effective February 3, 1997
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (n)
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*                                             (n)
   10.9      Schedule to the 1992 Stock Incentive Plan for United
               Kingdom personnel*
   10.10     1995 Stock Incentive Plan*                                    (j)
   10.11     Deferred Compensation Plan, amended and restated effective
               November 4, 1996*                                           (p)
   10.12     Supplemental Executive Retirement Plan, amended and
               restated effective November 4, 1996*                        (p)
   10.13     1990 Nonemployee Director Retirement Plan, amended and
               restated effective December 6, 1996*
   10.14     Form of Indemnification Agreement for Directors               (d)
   10.15     Form of Indemnification Agreement for Officers                (e)
   10.16     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.17     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.18     First Amendment to $350 Million Credit Agreement dated
               September 23, 1996                                          (p)
   10.19     Amended and Restated Rights Agreement, effective
               August 1, 1996                                              (o)








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

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.



    b.  Reports on Form 8-K:

There were three reports on Form 8-K filed during the third quarter of fiscal 1997. On October 29, 1996, the Registrant filed a Current Report on Form 8-K dated such date to which was attached a press release reporting its results of operations for the fiscal quarter ended September 27, 1996. On October 31, 1996, the Registrant filed a Current Report on Form 8-K dated such date restating certain previously reported financial statements and information as a consequence of its acquisition of The Continuum Company, Inc. on August 1, 1996, which was accounted for as a pooling of interests. On November 13, 1996, the Registrant filed a Current Report on Form 8-K dated such date reporting that its affiliate, CSC Enterprises, had completed a Rule 144A offering of $150,000,000 of its 6.50% Guaranteed Notes due November 15, 2001.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: February 10, 1997         By: /s/ Denis M. Crane
                                   -----------------------------
                                   Denis M. Crane
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

   3.5       Bylaws, amended and restated effective February 3, 1997

  10.9       Schedule to the 1992 Stock Incentive Plan for United Kingdom
               personnel

  10.13      1990 Nonemployee Director Retirement Plan, amended and restated
               effective December 6, 1996

  11         Calculation of Primary and Fully Diluted Earnings Per Share

  27         Article 5 Financial Data Schedule

  28         Revenues by Market Sector
