Form 10-K/A
period 1996-09-30
COMPUTER SCIENCES CORP
filed 1997-03-20
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ____________________________

                                 FORM 10-K/A

                              Amendment No. 2 to
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 29, 1996
                          Commission File No. 1-4850

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

The registrant hereby amends Item 14(a) of its fiscal year 1996 Annual Report on Form 10-K to include Exhibit 99.3 -- the Annual Report on Form 11-K of the CSC Credit Services, Inc. Employee Savings Plan.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this report:

1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (Item 8).

3. Exhibits:

                                                                        Page
                                                                        ----
  2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
             Continental Acquisition, Inc.                               (q)
  3.1    Restated Articles of Incorporation                              (d)
  3.2    Amendment to Restated Articles of Incorporation                 (m)
  3.3    By-Laws, dated and effective January 31, 1993                   (h)
 10.1    Annual Management Incentive Plan*                               (a)
 10.2    1978 Stock Option Plan*                                         (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*           (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                  (c)
 10.5    1980 Stock Option Plan*                                         (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*     (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                  (c)
 10.8    1984 Stock Option Plan*                                         (j)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                  (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                  (c)
 10.11   1987 Stock Incentive Plan*                                      (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
             personnel*                                                  (c)
 10.13   1990 Stock Incentive Plan*                                      (k)
 10.14   1992 Stock Incentive Plan*                                      (m)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*               (h)
 10.16   1995 Stock Incentive Plan*                                      (o)
 10.17   Deferred Compensation Plan, amended and restated effective
             February 9, 1996*                                           (i)
 10.18   Restated Supplemental Executive Retirement Plan, effective
             August 14, 1995*                                            (o)
 10.19   Form of Indemnification Agreement for Directors                 (e)
 10.20   Form of Indemnification Agreement for Officers                  (h)
 10.21   Information Technology Services Agreements with General
             Dynamics Corporation, dated as of November 4, 1991          (l)
 10.22   $100 million Credit Agreement dated as of September 15, 1994    (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994    (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995     (o)
 10.25   $100 million Credit Agreement dated as of January 3, 1995       (h)
 10.26   Amended and Restated Rights Agreement, effective
             October 30, 1995                                            (o)
 11      Calculation of Primary and Fully Diluted Earnings Per Share     (i)
 21      Significant Active Subsidiaries and Affiliates of the
             Registrant                                                  (i)
 23      Independent Auditors' Consent
 27      Article 5 Financial Data Schedule                               (i)
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
             Computer Sciences Corporation for the fiscal year ended
             December 31, 1995                                           (i)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
             CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                           (i)
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the fiscal year ended
             September 30, 1996
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
             of CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                           (i)
 99.5    Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the period ended
             November 30, 1996 (to be filed at a later date)

*Management contract or compensatory plan or agreement


Notes to Exhibit Index:

  (a)-(i) These exhibits are incorporated herein by reference to the Company's Form 10-K, Commission File No. 1-4850, as amended to the date hereof, for the fiscal year ended on the date indicated below:

             (a) March 30, 1984                   (e) April 3, 1992
             (b) April 3, 1987                    (f) April 2, 1993
             (c) April 1, 1988                    (g) April 1, 1994
             (d) March 31, 1989                   (h) March 31, 1995
                                                  (i) March 29, 1996

  (j) Incorporated herein by reference to the Company's Form S-8 filed on August 17, 1984.

  (k) Incorporated herein by reference to the Company's Form S-8 filed on August 15, 1990.

  (l) Incorporated herein by reference to the Company's Form S-8 filed on November 4, 1991.

  (m) Incorporated herein by reference to the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.

  (n) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992

  (o) Incorporated herein by reference to the Company's Form S-8 filed on November 13, 1995

  (p) Incorporated herein by reference to the Form 11-K filed on February 6, 1996

  (q) Incorporated herein by reference to the Company's Form S-8 filed on May 2, 1996

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUTER SCIENCES CORPORATION



Dated:  March 20, 1997                         By:/s/ Denis M. Crane
                                               ------------------------
                                               Denis M. Crane,
                                               Vice President and Controller

                              EXHIBIT INDEX
                                                                         Page
                                                                         ----
2.1    Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
             Continental Acquisition, Inc.                               (q)
  3.1    Restated Articles of Incorporation                              (d)
  3.2    Amendment to Restated Articles of Incorporation                 (m)
  3.3    By-Laws, dated and effective January 31, 1993                   (h)
 10.1    Annual Management Incentive Plan*                               (a)
 10.2    1978 Stock Option Plan*                                         (h)
 10.3    Amendment Nos. 1 and 2 to the 1978 Stock Option Plan*           (h)
 10.4    Amendment No. 3 to the 1978 Stock Option Plan*                  (c)
 10.5    1980 Stock Option Plan*                                         (h)
 10.6    Amendment Nos. 1, 2, 3 and 4 to the 1980 Stock Option Plan*     (b)
 10.7    Amendment No. 5 to the 1980 Stock Option Plan*                  (c)
 10.8    1984 Stock Option Plan*                                         (j)
 10.9    Amendment No. 1 to the 1984 Stock Option Plan*                  (b)
 10.10   Amendment No. 2 to the 1984 Stock Option Plan*                  (c)
 10.11   1987 Stock Incentive Plan*                                      (c)
 10.12   Schedule to the 1987 Stock Incentive Plan for United Kingdom
             personnel*                                                  (c)
 10.13   1990 Stock Incentive Plan*                                      (k)
 10.14   1992 Stock Incentive Plan*                                      (m)
 10.15   Amendment No. 1 to the 1992 Stock Incentive Plan*               (h)
 10.16   1995 Stock Incentive Plan*                                      (o)
 10.17   Deferred Compensation Plan, amended and restated effective
             February 9, 1996*                                           (i)
 10.18   Restated Supplemental Executive Retirement Plan, effective
             August 14, 1995*                                            (o)
 10.19   Form of Indemnification Agreement for Directors                 (e)
 10.20   Form of Indemnification Agreement for Officers                  (h)
 10.21   Information Technology Services Agreements with General
             Dynamics Corporation, dated as of November 4, 1991          (l)
 10.22   $100 million Credit Agreement dated as of September 15, 1994    (h)
 10.23   $150 million Credit Agreement dated as of September 15, 1994    (h)
 10.24   $350 million Credit Agreement dated as of September 6, 1995     (o)
 10.25   $100 million Credit Agreement dated as of January 3, 1995       (h)
 10.26   Amended and Restated Rights Agreement, effective
             October 30, 1995                                            (o)
 11      Calculation of Primary and Fully Diluted Earnings Per Share     (i)
 21      Significant Active Subsidiaries and Affiliates of the
             Registrant                                                  (i)
 23      Independent Auditors' Consent
 27      Article 5 Financial Data Schedule                               (i)
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of
             Computer Sciences Corporation for the fiscal year ended
             December 31, 1995                                           (i)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
             CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                           (i)
 99.3    Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the fiscal year ended
             September 30, 1996
 99.4    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
             of CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                           (i)
 99.5    Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the period ended
             November 30, 1996 (to be filed at a later date)

*Management contract or compensatory plan or agreement


Notes to Exhibit Index:

(a)-(i) These exhibits are incorporated herein by reference to the Company's Form 10-K, Commission File No. 1-4850, as amended to the date hereof, for the fiscal year ended on the date indicated below:

             (a) March 30, 1984                   (e) April 3, 1992
             (b) April 3, 1987                    (f) April 2, 1993
             (c) April 1, 1988                    (g) April 1, 1994
             (d) March 31, 1989                   (h) March 31, 1995
                                                  (i) March 29, 1996

  (j) Incorporated herein by reference to the Company's Form S-8 filed on August 17, 1984.

  (k) Incorporated herein by reference to the Company's Form S-8 filed on August 15, 1990.

  (l) Incorporated herein by reference to the Company's Form S-8 filed on November 4, 1991.

  (m) Incorporated herein by reference to the Company's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.

  (n) Incorporated herein by reference to the Company's Form S-8 filed on August 12, 1992

  (o) Incorporated herein by reference to the Company's Form S-8 filed on November 13, 1995

  (p) Incorporated herein by reference to the Form 11-K filed on February 6, 1996

  (q) Incorporated herein by reference to the Company's Form S-8 filed on May 2, 1996

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
                              ---------------


                                 FORM 11-K


                               ANNUAL REPORT
                      PURSUANT TO SECTION 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934




[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended:  September 30, 1996

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

                           CSC Credit Services, Inc.
                             Employee Savings Plan


                Financial Statements and Supplemental Schedules for the Years Ended September 30, 1996 and 1995
                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Plan Committee of CSC Credit Services, Inc.
     Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits of CSC Credit Services, Inc. Employee Savings Plan (the "Plan") as of September 30, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1996 and 1995, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of September 30, 1996 and (2) reportable transactions for the year ended September 30, 1996 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits as of September 30, 1996 and 1995, included in Note 10 to the accompanying financial statements, is presented for purposes of additional analysis rather than to present the changes in net assets available for plan benefits of the individual funds. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
December 20, 1996

              CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
                        SEPTEMBER 30, 1996 AND 1995

ASSETS                                                 1996           1995
INVESTMENTS, at fair values:
 Trustee Short-Term Cash Management Fund           $   410,798    $    47,737
 Brinson Trust Company U.S.-Cash Management Fund        57,108             77
 Computer Sciences Corporation - common stock
  (48,882 and 47,092 shares, respectively)           3,757,804      3,031,548
 Vanguard Group - Short-Term Bond Fund
  (111,659 and 44,003 shares, respectively)          1,193,637        473,470
 Vanguard Group - Windsor Fund Incorporated II
  (283,243 and 243,898 shares, respectively)         6,596,726      4,997,471
 Brinson Trust Company U.S.
  (7,430 and 5,998 units, respectively)              1,102,057        920,580
 Fixed-income contracts:
  Aurora National Life Assurance Company                              239,917
  General American Life Insurance Company            1,117,193      1,030,525
  Hartford Life Insurance Company                    1,115,930      1,029,361
  Protective Life Insurance Company                    434,465        804,642
  Provident National Assurance Company                 906,258      1,679,121
  Prudential Insurance Company of America              726,870        687,289

RECEIVABLES:
 Contributions                                         141,984        119,340
 Interest                                               82,819         35,699
                                                   -----------    -----------
NET ASSETS AVAILABLE FOR BENEFITS                  $17,643,649    $15,096,777
                                                   ===========    ===========






See accompanying notes to financial statements.

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996           1995
INVESTMENT INCOME:
 Net appreciation in fair value of investments     $ 1,396,851    $ 1,939,691
 Interest and dividends                                799,014        668,871
                                                   -----------    -----------
     Total                                           2,195,865      2,608,562
                                                   -----------    -----------

CONTRIBUTIONS:
 Employer                                              577,934        461,021
 Employee                                            1,608,000      1,432,790
                                                   -----------    -----------
     Total                                           2,185,934      1,893,811
                                                   -----------    -----------

 Total additions                                     4,381,799      4,502,373

BENEFITS PAID TO PARTICIPANTS                       (1,834,927)    (1,590,576)
                                                   -----------    -----------

INCREASE IN NET ASSETS AVAILABLE FOR BENEFITS        2,546,872      2,911,797

NET ASSETS AVAILABLE FOR BENEFITS:
 Beginning of year                                  15,096,777     12,184,980
                                                   -----------    -----------

 End of year                                       $17,643,649    $15,096,777
                                                   ===========    ===========







See accompanying notes to financial statements.

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
                       NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

1.  DESCRIPTION OF PLAN

The following description of the CSC Credit Services, Inc. Employee Savings Plan (the "Plan") provides only general information. Participants should refer to the plan documents for a more complete description of the Plan's provisions.

Under the provisions of the Plan document, CSC Credit Services, Inc. (the "Company") reserves the right to discontinue its contributions and terminate the plan in whole or in part at any time subject to the provisions of ERISA. During 1996 the Board of Directors of the Company unanimously approved the termination and merger of the Plan, in its entirety, effective November 30, 1996. All participants became 100% vested in their accounts, and all assets of the Plan were transferred into the Computer Sciences Corporation Matched Asset Plan (the "CSC MAP"). The Plan filed and subsequently received a favorable letter of determination from the IRS on November 30, 1996 affirming that the termination and merger of the Plan will not adversely effect the qualified status of the Trust created for the Plan.

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

Employee contributions are invested at each employee's discretion in the General Equity Fund, Fixed Income Fund, Common Stock Fund or Balanced Investment Fund on a percentage allocation basis in any increment of 25%. The General Equity Fund is invested and reinvested in a pooled investment fund which, in turn, is invested in equity investments. The Fixed Income Fund is invested and reinvested in annuities or other contracts with insurance companies, a short-term Bond fund and short-term cash investments. The Company Stock Fund is invested and reinvested in Computer Sciences Corporation common stock. The Balanced Investment Fund is invested and reinvested in an actively managed diversified portfolio of U.S. equities, bonds and cash equivalents.

Contributions - Participants may contribute from 2% to 15% of their compensation (not to exceed $9,500 and $9,240 for calendar years 1996 and 1995, respectively). Employer contributions equal 50% of the first 6% of a participant's contribution, not to exceed 3% of the participant's plan compensation.

Participant Accounts - Each participant's account is credited with the participant's contributions, the Company's matching contributions and earnings. Allocations are based primarily on account balances at certain specified dates as provided under the terms of the Plan.

Vesting - Upon normal retirement, death or disability, a participant is entitled to the entire balance of his or her account. If a participant's employment is terminated for any other reason, such participant is entitled to the total of his or her employee contributions plus a vested percentage of the Company's matching contribution. Participants vest in Company contributions as follows:

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

Investments - Investments are presented in the financial statements at their fair values using the first-in first-out method. If available, quoted market prices are used to value investments. Investments in fixed income contracts are reported at contract values. Purchases and sales of investments are recorded on the trade-date basis. (See Note 7)

Benefit Payments - Benefit payments are recorded when paid.

Administrative Expenses - Administrative expenses are paid by the Company.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net appreciation in fair value of investments and contributions during the reporting period. Actual results could differ from those estimates.

3.  CONTRIBUTIONS

Included in employee contributions for 1996 and 1995 are $49,724 and $993, respectively, of lump-sum distributions to employees rolled over from other employee benefit plans.

4.  RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                          September 30,
                                                   --------------------------
                                                       1996           1995
 Net assets available for benefits per the
  financial statements                             $17,643,649    $15,096,777
 Amounts allocated to withdrawing participants      (1,000,658)      (617,959)
                                                   -----------    -----------

 Net assets available for benefits per the
  Form 5500                                        $16,642,991    $14,478,818
                                                   ===========    ===========


The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                               Year Ended
                                                           September 30, 1996
 Benefits paid to participants per the financial
  statements                                                   $1,834,927
 Add:  Amounts allocated to withdrawing participants at
  September 30, 1996                                            1,000,658
Less:  Amounts allocated to withdrawing participants at
  September 30, 1995                                             (617,959)
                                                                ---------

 Benefits paid to participants per the Form 5500                $2,217,626
                                                                ==========

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to September 30 but not yet paid as of that date.

5.  FEDERAL INCOME TAXES

The Plan obtained its latest tax determination letter on May 10, 1996, from the Internal Revenue Service ("IRS") stating that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The plan administrator and the Plan's tax counsel believe that the Plan as currently designed is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan is qualified and considered tax-exempt as of the financial statement date.

6.  FORFEITURES

Upon termination, the nonvested portion of a participant's employer contribution account is forfeited and held in suspense. If a participant resumes service under the Plan, he or she may, under certain circumstances, have the forfeited suspense account reinstated (including gains or losses). If the terminated employee is not re-employed before completion of five consecutive one-year breaks in service, his or her forfeited suspense account shall become available for allocation. The Company reserves the right to use the forfeited balance to reduce future contributions by the employer. Accumulated forfeitures amounted to $97,285 and $34,033 for the years ended September 30, 1996 and 1995, respectively. During 1996 and 1995, the Company elected to utilize $356 and $12,991, respectively, of accumulated forfeitures to reduce employer contributions to the Plan.

7.  GUARANTEED INCOME CONTRACTS

The Plan invests in guaranteed income contracts with various reputable insurance companies which are held by the Trustee as custodian for the Fixed Income Fund. Each account is credited monthly with the interest income earned accruing at a fixed-contract rate determined at origination of each contract. The contracts are included in the financial statements at September 30, 1996 and 1995 and are recorded at values reported to the Plan by the Trustee. During 1996, the Plan adopted the provisions of Statement of Position 94-4, "Reporting of Investment Contracts Held by Health and Welfare Plans and Defined Contribution Pension Plans" ("SOP 94-4"). The contracts held by the Fixed Income Fund are deemed to be benefit responsive. As such, at September 30, 1996 the guaranteed income contracts are reported at contract value on the statement of net assets available for benefits, which approximates fair value.

The average yield and interest rates for each guaranteed income contract as of and for the period ended September 30, 1996 were as follows:

             Contract                           Yield %       Interest Rate %
 General American Life Insurance Company         8.41              8.41
 Hartford Life Insurance Company                 8.41              8.41
 Protective Life Insurance Company               7.98              7.98
 Provident National Assurance Company            7.92              7.92
 Prudential Insurance Company of America         6.31              6.31

8.  RELATED-PARTY TRANSACTIONS

During the years ended September 30, 1996 and 1995, the Plan purchased and sold shares of Computer Sciences Corporation common stock and units of short-term cash management funds managed by the Trustee as temporary investments, as shown below:

                                     1996                       1995
                           ------------------------   -----------------------
                            Purchases      Sales       Purchases      Sales
 Computer Sciences
  Corporation:
   Shares                       8,032        6,242         9,596        2,476
   Dollars                 $  576,725   $  391,696    $  506,700   $  131,244
                           ==========   ==========    ==========   ==========

 Trustee - Short-Term
  Cash Management Fund     $3,708,481   $3,345,420    $3,332,206   $3,948,967
                           ==========   ==========    ==========   ==========

9.  SUPPLEMENTAL SCHEDULE OF FUND INFORMATION

The Plan consists of four investment funds. Each participant directs the manner in which his or her account balance is invested. The net assets available for benefits by fund and changes in net assets available for benefits by fund for the years ended September 30, 1996 and 1995 are as follows:

                                              1996
                  -----------------------------------------------------------
                                 Fixed       General     Common     Balanced
                    Combined     Income      Equity      Stock     Investment
                     Funds        Fund        Fund        Fund        Fund
Investment income:
 Net appreciation
  in fair value
  of investments  $ 1,396,851  $    1,926  $  754,405  $  476,634  $  163,886

 Interest and
  dividends           799,014     473,646     321,259       2,213       1,896
                  -----------  ----------  ----------  ----------  ----------

    Total           2,195,865     475,572   1,075,664     478,847     165,782
                  -----------  ----------  ----------  ----------  ----------

Contributions:
 Employer             577,934     124,336     198,300     177,256      78,042
 Employee           1,608,000     313,674     565,714     506,581     222,031
                  -----------  ----------  ----------  ----------  ----------

    Total           2,185,934     438,010     764,014     683,837     300,073
                  -----------  ----------  ----------  ----------  ----------

 Total additions    4,381,799     913,582   1,839,678   1,162,684     465,855
                  -----------  ----------  ----------  ----------  ----------

Benefits paid to
 participants     (1,834,927)    (676,970)   (615,371)   (485,564)    (57,022)

Interfund
 transfers, net        -         (382,275)    358,385     202,540    (178,650)
                  -----------  ----------  ----------  ----------  ----------
Increase
 (decrease)
 in net assets
 available for
 benefits           2,546,872    (145,663)  1,582,692     879,660     230,183

Net assets
 available for
 benefits:
  Beginning of
   year            15,096,777   6,012,988   5,071,514   3,057,770     954,505
                  -----------  ----------  ----------  ----------  ----------

  End of year     $17,643,649  $5,867,325  $6,654,206  $3,937,430  $1,184,688


                                              1995
                  -----------------------------------------------------------
                                 Fixed       General     Common     Balanced
                    Combined     Income      Equity      Stock     Investment
                     Funds        Fund        Fund        Fund        Fund

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


Item 27a - Schedule of Assets Held for Investment


                CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
              SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT,
                              SEPTEMBER 30, 1996
                                                                    Current
         Description of Investment                    Cost           Value
*Computer Science Corporation - common stock
  (48,882 shares)                                  $2,002,244     $3,757,804

Vanguard Group - Short-Term Bond Fund
  (111,659 shares)                                  1,196,761      1,193,637

Vanguard Group - Windsor Fund Incorporated II
  (283,243 shares)                                  4,782,058      6,596,726

Brinson Trust Company US (7,430 units)                965,039      1,102,057

Brinson Trust Company US-Cash Management Fund          57,108         57,108

General American Life Insurance  Company -
  8.41% fixed income contract due 9/30/96           1,117,193      1,117,193

Hartford Life Insurance  Company - 8.41%
  fixed income contract due 9/30/96                 1,115,930      1,115,930

Protective Life Insurance  Company - 7.98%
  fixed income contract due 3/31/97                   434,465        434,465

Provident National Assurance Company - 7.92%
  fixed income contract due 3/31/97                   906,258        906,258

Prudential Insurance Company of America -
  6.31% fixed income contract due 9/30/98             726,870        726,870

*Texas Commerce Trust Company N.A. -
  Short-Term Cash Management Fund                     410,798        410,798

*Related party, party in interest.


Item 27d - Schedule of Reportable Transactions



              CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
              SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
                    FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                             Current
               Number            Number                     Value on     Net
Description      of     Purchase  of     Selling  Cost of  Transaction Gain or
of Investment Purchases   Price  Sales    Price    Asset      Date      (Loss)
Single
 Transactions
-------------
Vanguard Group
 - Short-Term
 Bond Fund         1   $1,284,818                $1,284,818

Brinson Trust
 Co. U.S.
 Mutual Fund                       1   $  938,985   803,132$  938,985$135,853

Provident
 National
 Contract
 #GC-027-05087                     1      877,655   877,655   877,655


Series of
 Transactions
-------------
*Texas
 Commerce
 Trust Company
 N.A. - Short-
 Term Cash
 Management
 Fund            100    3,708,481                 3,708,481
                                  81    3,345,420 3,345,420 3,345,420

Vanguard Group
 - Short-Term
 Bond Fund         1    1,284,818                 1,284,818
                                  10      891,755   892,549   891,755    (794)

Vanguard Group
 - Windsor II     17      953,928                   953,928

Brinson Trust
 Co. U.S.
 Mutual Fund                       1      938,985   803,132   938,985 135,853

Provident
 National
 Contract
 #GC-027-05087                     1      877,655   877,655   877,655

*Related party, party in interest.


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

                                        CSC CREDIT SERVICES, INC.
                                        EMPLOYEE SAVINGS PLAN



Date:  March 20, 1997                   By:/s/ Leon J. Level
                                        -----------------------------
                                        Leon J. Level
                                        Chairman,
                                        Computer Sciences Corporation
                                        Retirement Plans Committee

                                EXHIBIT INDEX

23    Independent Auditors' Consent

                                   EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in Registration Statement No. 333-00761 on Form S-8 of Computer Sciences Corporation of our report dated December 20, 1996 appearing in this Annual Report on Form 11-K of CSC Credit Services, Inc. Employee Savings Plan for the year ended September 30, 1996.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 1997