Form 10-K/A
period 1996-12-02
COMPUTER SCIENCES CORP
filed 1997-06-03
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ____________________________

                                 FORM 10-K/A

                              Amendment No. 3 to
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

The registrant hereby amends Item 14(a) of its fiscal year 1996 Annual Report on Form 10-K to include Exhibit 99.5 -- Annual Report on Form 11-K of the
CSC Credit Services, Inc. Employee Savings Plan for the period ended December 2, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this report:

1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules (Item 8).

3. Exhibits:

  2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
             Continental Acquisition, Inc.                                (l)
  3.1      Restated Articles of Incorporation, effective
             October 31, 1988                                             (c)
  3.2      Amendment to Restated Articles of Incorporation, effective
             August 10, 1992                                              (i)
  3.3      Amendment to Restated Articles of Incorporation, effective
             July 31, 1996                                                (m)
  3.4      Certificate of Amendment of Certificate of Designations of
             Series A Junior Participating Preferred Stock, effective
             August 1, 1996                                               (o)
  3.5      Bylaws, amended and restated effective February 3, 1997        (q)
 10.1      Annual Management Incentive Plan, effective April 2, 1983*     (a)
 10.2      1978 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.3      1980 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.4      1984 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.5      1987 Stock Incentive Plan*                                     (b)
 10.6      Schedule to the 1987 Stock Incentive Plan for United
             Kingdom personnel*                                           (b)
 10.7      1990 Stock Incentive Plan*                                     (g)
 10.8      1992 Stock Incentive Plan, amended and restated effective
             August 9, 1993*                                              (n)
 10.9      Schedule to the 1992 Stock Incentive Plan for United
             Kingdom personnel*                                           (q)
 10.10     1995 Stock Incentive Plan*                                     (j)
 10.11     Deferred Compensation Plan, amended and restated effective
             November 4, 1996*                                            (p)
 10.12     Supplemental Executive Retirement Plan, amended and
             restated effective November 4, 1996*                         (p)
 10.13     1990 Nonemployee Director Retirement Plan, amended and
             restated effective December 6, 1996*                         (q)
 10.14     Form of Indemnification Agreement for Directors                (d)
 10.15     Form of Indemnification Agreement for Officers                 (e)
 10.16     Information Technology Services Agreements with General
             Dynamics Corporation, dated as of November 4, 1991           (h)
 10.17     $350 million Credit Agreement dated as of September 6, 1995    (j)
 10.18     First Amendment to $350 Million Credit Agreement dated
             September 23, 1996                                           (p)



 10.19     Amended and Restated Rights Agreement, effective
             August 1, 1996                                               (o)
 11        Calculation of Primary and Fully Diluted Earnings Per Share
 21        Significant Active Subsidiaries and Affiliates of the
             Registrant                                                   (i)
 23        Independent Auditors' Consent
 27        Article 5 Financial Data Schedule                              (f)
 99.1      Annual Report on Form 11-K for the Matched Asset Plan of
             the Registrant for the fiscal year ended December 31, 1995   (f)
 99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
             CSC Outsourcing Inc. for fiscal year ended December 31, 1995 (f)
 99.3      Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the fiscal year ended
             September 30, 1996                                           (f)
 99.4      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
             of CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                            (k)
 99.5      Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the period ended
             December 2, 1996

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUTER SCIENCES CORPORATION



Dated:  June 3, 1997                           By:/s/ Denis M. Crane
                                               ------------------------
                                               Denis M. Crane,
                                               Vice President and Controller

                              EXHIBIT INDEX
                                                                         Page
                                                                         ----
  2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
             Continental Acquisition, Inc.                                (l)
  3.1      Restated Articles of Incorporation, effective
             October 31, 1988                                             (c)
  3.2      Amendment to Restated Articles of Incorporation, effective
             August 10, 1992                                              (i)
  3.3      Amendment to Restated Articles of Incorporation, effective
             July 31, 1996                                                (m)
  3.4      Certificate of Amendment of Certificate of Designations of
             Series A Junior Participating Preferred Stock, effective
             August 1, 1996                                               (o)
  3.5      Bylaws, amended and restated effective February 3, 1997        (q)
 10.1      Annual Management Incentive Plan, effective April 2, 1983*     (a)
 10.2      1978 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.3      1980 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.4      1984 Stock Option Plan, amended and restated effective
             March 31, 1988*                                              (n)
 10.5      1987 Stock Incentive Plan*                                     (b)
 10.6      Schedule to the 1987 Stock Incentive Plan for United
             Kingdom personnel*                                           (b)
 10.7      1990 Stock Incentive Plan*                                     (g)
 10.8      1992 Stock Incentive Plan, amended and restated effective
             August 9, 1993*                                              (n)
 10.9      Schedule to the 1992 Stock Incentive Plan for United
             Kingdom personnel*                                           (q)
 10.10     1995 Stock Incentive Plan*                                     (j)
 10.11     Deferred Compensation Plan, amended and restated effective
             November 4, 1996*                                            (p)
 10.12     Supplemental Executive Retirement Plan, amended and
             restated effective November 4, 1996*                         (p)
 10.13     1990 Nonemployee Director Retirement Plan, amended and
             restated effective December 6, 1996*                         (q)
 10.14     Form of Indemnification Agreement for Directors                (d)
 10.15     Form of Indemnification Agreement for Officers                 (e)
 10.16     Information Technology Services Agreements with General
             Dynamics Corporation, dated as of November 4, 1991           (h)
 10.17     $350 million Credit Agreement dated as of September 6, 1995    (j)
 10.18     First Amendment to $350 Million Credit Agreement dated
             September 23, 1996                                           (p)



 10.19     Amended and Restated Rights Agreement, effective
             August 1, 1996                                               (o)
 11        Calculation of Primary and Fully Diluted Earnings Per Share
 21        Significant Active Subsidiaries and Affiliates of the
             Registrant                                                   (i)
 23        Independent Auditors' Consent
 27        Article 5 Financial Data Schedule                              (f)
 99.1      Annual Report on Form 11-K for the Matched Asset Plan of
             the Registrant for the fiscal year ended December 31, 1995   (f)
 99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
             CSC Outsourcing Inc. for fiscal year ended December 31, 1995 (f)
 99.3      Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the fiscal year ended
             September 30, 1996                                           (f)
 99.4      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
             of CSC Outsourcing, Inc. for the fiscal year ended
             December 31, 1995                                            (k)
 99.5      Annual Report on Form 11-K for the Employee Savings Plan of
             CSC Credit Services, Inc. for the period ended
             December 2, 1996

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 29, 1996

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Annual Report on Form 11-K for the CSC Outsourcing, Inc. CUTW Hourly Savings Plan filed on February 6, 1996.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

                                   EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in Registration Statement No. 333-00761 on Form S-8 of Computer Sciences Corporation of our report dated April 25, 1997 appearing in this Annual Report on Form 11-K of CSC Credit Services, Inc. Employee Savings Plan as of December 2, 1996 and for the period from October 1, 1996 through December 2, 1996.

Deloitte & Touche LLP

Houston, Texas
June 3, 1997

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
                              ---------------


                                 FORM 11-K


                               ANNUAL REPORT
                      PURSUANT TO SECTION 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934




[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended:  December 2, 1996

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

                           CSC Credit Services, Inc.
                             Employee Savings Plan


                Financial Statements As of December 2, 1996 and
                  for the Period from October 1, 1996 Through
                    December 2, 1996 and for the Year Ended
                 September 30, 1996, Supplemental Schedules As
                of and for the Period Ended December 2, 1996 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Plan Committee of CSC Credit Services, Inc.
   Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits of CSC Credit Services, Inc. Employee Savings Plan (the "Plan") as of December 2, 1996 and September 30, 1996, and the related statements of changes in net assets available for benefits for the period from October 1, 1996 through December 2, 1996 and for the year ended September 30, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 2, 1996 and September 30, 1996, and the changes in net assets available for benefits for the period from October 1, 1996 through December 2, 1996 and for the year ended September 30, 1996 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 2, 1996 and (2) reportable transactions for the period from October 1, 1996 through December 2, 1996 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of changes in net assets available for benefits for the period from October 1, 1996 through December 2, 1996 and for the year ended September 30, 1996, included in Note 9 to the accompanying financial statements, is presented for purposes of additional analysis rather than to present the changes in net assets available for plan benefits of the individual funds. The supplemental schedules and fund information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP

Houston, Texas
April 25, 1997

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN

               STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                AS OF DECEMBER 2, 1996 AND SEPTEMBER 30, 1996

                                                December 2,     September 30,
ASSETS                                             1996             1996
                                                 (Note 1)
INVESTMENTS, At fair values (Note 1):
  Trustee Short-Term Cash Management Fund       $                $   410,798
  Brinson Trust Company U.S.
    - Cash Management Fund                                            57,108
  Computer Sciences Corporation
    - common stock (48,882 shares)                                 3,757,804
  Vanguard Group - Short-Term Bond Fund
    (111,659 shares)                                               1,193,637
  Vanguard Group - Windsor Fund
    Incorporated II (283,243 shares)                               6,596,726
  Brinson Trust Company U.S. (7,430 units)                         1,102,057
  Fixed-income contracts:
      General American Life Insurance Company                      1,117,193
      Hartford Life Insurance Company                              1,115,930
      Protective Life Insurance Company                              434,465
      Provident National Assurance Company                           906,258
      Prudential Insurance Company of America                        726,870

RECEIVABLES:
  Contributions                                                      141,984
  Interest                                                            82,819
                                                -----------      -----------

NET ASSETS AVAILABLE FOR BENEFITS               $     -          $17,643,649
                                                ===========      ===========


See accompanying notes to financial statements.

               CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN


         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
      FOR THE PERIOD FROM OCTOBER 1, 1996 THROUGH DECEMBER 2, 1996 AND
                   FOR THE YEAR ENDED SEPTEMBER 30, 1996

                                                December 2,     September 30,
                                                   1996             1996
                                                 (Note 1)
INVESTMENT INCOME:
  Net appreciation in fair value of
    investments                                 $   884,492      $ 1,396,851
  Interest and dividends                             79,374          799,014
                                                -----------      -----------
          Total                                     963,866        2,195,865
                                                -----------      -----------

CONTRIBUTIONS:
  Employer                                           78,531          577,934
  Employee                                          187,180        1,608,000
                                                -----------      -----------
          Total                                     265,711        2,185,934
                                                -----------      -----------

  Total additions                                 1,229,577        4,381,799

BENEFITS PAID TO PARTICIPANTS                          (400)      (1,834,927)

TRANSFERRED TO COMPUTER SCIENCES CORPORATION
  MATCHED ASSET PLAN                            (18,872,826)
                                                -----------      -----------

INCREASE (DECREASE) IN NET ASSETS AVAILABLE
  FOR BENEFITS                                  (17,643,649)       2,546,872

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of period                            17,643,649       15,096,777
                                                -----------      -----------
  End of period                                 $    -           $17,643,649
                                                ===========      ===========


See accompanying notes to financial statements.


                 CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE PLAN

The following description of the CSC Credit Services, Inc. Employee Savings Plan (the "Plan") provides only general information. Participants should refer to the plan documents for a more complete description of the Plan's provisions.

Under the provisions of the plan document, CSC Credit Services, Inc. (the "Company") reserved the right to discontinue its contributions and terminate the Plan in whole or in part at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). During 1996, the Board of Directors of the Company unanimously approved the termination and merger of the Plan, in its entirety, effective November 30, 1996. All participants became 100% vested in their accounts, and all assets of the Plan were transferred into the Computer Sciences Corporation Matched Asset Plan (the "CSC MAP") on December 2, 1996. The Plan filed and received a favorable letter of determination from the Internal Revenue Service (the "IRS") on November 30, 1996 affirming that the termination and merger of the Plan will not adversely affect the qualified status of the trust created for the Plan.

The Plan was a defined contribution savings plan for employees of the Company. Employees were eligible to participate after completing an employment year consisting of at least 1,000 hours of service. The Plan and its subsequent amendments were subject to provisions of ERISA and were considered "cash or deferred arrangements" under Section 401(k) of the Internal Revenue Code of 1986. The general administration and operation of the Plan were vested in the plan committee (the "Committee"). The trustee of the Plan was Texas Commerce Trust Company N.A. (the "Trustee"), formerly Ameritrust Texas N.A.

Employee contributions were invested at each employee's discretion in the General Equity Fund, Fixed Income Fund, Common Stock Fund or Balanced Investment Fund on a percentage allocation basis in any increment of 25%. The General Equity Fund was invested and reinvested in a pooled investment fund which, in turn, was invested in equity investments. The Fixed Income Fund was invested and reinvested in annuities or other contracts with insurance companies, a short-term bond fund and short-term cash investments. The Company Stock Fund was invested and reinvested in Computer Sciences Corporation common stock. The Balanced Investment Fund was invested and reinvested in an actively managed diversified portfolio of U.S. equities, bonds and cash equivalents.

Contributions - Participants contributed from 2% to 15% of their compensation (not to exceed $9,500 for calendar year 1996). Employer contributions equaled 50% of the first 6% of a participant's contribution, not to exceed 3% of the participant's plan compensation.

Participant Accounts - Each participant's account was credited with the participant's contributions, the Company's matching contributions and earnings. Allocations were based primarily on account balances at certain specified dates as provided under the terms of the Plan.

Vesting - Upon normal retirement, death or disability, a participant was entitled to the entire balance of his or her account. If a participant's employment was terminated for any other reason, such participant was entitled to the total of his or her employee contributions plus a vested percentage of the Company's matching contribution. Participants vested in Company contributions as follows:

                  Vesting Service             Vesting Percent
              Less than 2 years                      0
              2 years but less than 3               25
              3 years but less than 4               50
              4 years but less than 5               75
              5 years or more                      100

As a result of the termination of the Plan referred to above, each participant of the Plan became 100% vested in the balance of his or her account.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis - The financial statements are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles.

Investments - Investments are presented in the financial statements at their fair values using the first-in first-out method. If available, quoted market prices are used to value investments. Investments in fixed income contracts are reported at contract values. Purchases and sales of investments are recorded on the trade-date basis (see Note 7).

Benefit Payments - Benefit payments were recorded when paid.

Administrative Expenses - Administrative expenses were paid by the Company.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net appreciation in fair value of investments and contributions during the reporting period. Actual results could differ from these estimates.

3.  CONTRIBUTIONS

Included in employee contributions for September 30, 1996 was $49,724 in lump sum distributions to employees rolled over from other employee benefit plans. No rollovers occurred during the period from October 1, 1996 through December 2, 1996.

4.  RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 as of September 30, 1996:

                                                                September 30,
                                                                    1996

Net assets available for benefits per the financial statements   $17,643,649
Amounts allocated to withdrawing participants                     (1,000,658)
                                                                 -----------

Net assets available for benefits per the Form 5500              $16,642,991
                                                                 ===========

There were no net assets available for benefits to be reported on Form 5500 as of December 2, 1996.

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                               Period Ended
                                                             December 2, 1996

Benefits paid to participants per the financial statements      $       400
Add:  Amounts allocated to withdrawing participants at
  December 2, 1996 transferred into CSC MAP                       1,000,258
Less:  Amounts allocated to withdrawing participants at
  September 30, 1996                                             (1,000,658)
                                                                -----------

Benefits paid to participants per the Form 5500                 $     -
                                                                ===========

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment but not yet paid. The amount allocated to withdrawing participants was transferred into CSC MAP; thus there were no benefit claims to be reported on Form 5500 as of December 2, 1996.

5.  FEDERAL INCOME TAXES

On May 10, 1996, the Plan obtained from the IRS its latest tax determination letter which stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code; CSC believes that the Plan remained in compliance through December 2, 1996, the date at which plan assets were transferred and merged into the CSC MAP. It is therefore believed that the Plan was qualified and considered tax-exempt as of the financial statement date (see Note 1).

6.  FORFEITURES

Upon termination of employment, the nonvested portion of a participant's employer contribution account was forfeited and held in suspense. If a participant resumes service under the Plan, he or she may, under certain circumstances, have the forfeited suspense account reinstated (including gains or losses). If the terminated employee was not re-employed before completion of five consecutive one-year breaks in service, his or her forfeited suspense account became available for allocation. The Company reserved the right to use the forfeited balance to reduce future contributions by the employer.

7.  GUARANTEED INCOME CONTRACTS

The Plan invested in guaranteed income contracts with various reputable insurance companies which were held by the Trustee as custodian for the Fixed Income Fund. Each account was credited monthly with the interest income earned accruing at a fixed-contract rate determined at origination of each contract. The contracts are included in the financial statements at September 30, 1996 and are recorded at values reported to the Plan by the Trustee. During 1996, the Plan adopted the provisions of Statement of Position ("SOP") 94-4, "Reporting of Investment Contracts Held by Health and Welfare Plans and Defined Contribution Pension Plans." The contracts held by the Fixed Income Fund were deemed to be benefit-responsive. At September 30, 1996, the guaranteed income contracts were reported at contract value on the statement of net assets available for benefits, which approximates fair value. The average yield and interest rates for each guaranteed income contract as of and for the year ended September 30, 1996 and the period from October 1, 1996 through December 2, 1996 were as follows:

               Contract                      Yield (%)     Interest Rate (%)
General American Life Insurance Company        8.41              8.41
Hartford Life Insurance Company                8.41              8.41
Protective Life Insurance Company              7.98              7.98
Provident National Assurance Company           7.92              7.92
Prudential Insurance Company of America        6.31              6.31

8.  RELATED-PARTY TRANSACTIONS

During the period from October 1, 1996 through December 2, 1996 and for the year ended September 30, 1996, the Plan purchased and sold shares of Computer Sciences Corporation common stock and units of short-term cash management funds managed by the Trustee as temporary investments, as shown below:

                                  December 2, 1996       September 30, 1996
                                ---------------------  ----------------------
                                  Purchases   Sales     Purchases     Sales
Computer Sciences Corporation:
  Shares                              3,065                 8,032       6,242
  Dollars                       $   226,403  $         $  576,725  $  391,696
                                ===========  ========  ==========  ==========

Trustee  - Short-Term Cash
  Management Fund               $11,299,544  $304,671  $3,708,481  $3,345,420
                                ===========  ========  ==========  ==========


9.  SUPPLEMENTAL SCHEDULE OF FUND INFORMATION

The Plan consists of four investment funds. Each participant directs the manner in which his or her account balance is invested. The net assets available for benefits by fund and changes in net assets available for benefits by fund for the period from October 1, 1996 through December 2, 1996 and for the year ended September 30, 1996 are as follows:

                      Period from October 1, 1996 Through December 2, 1996
                   ----------------------------------------------------------
                                   Fixed     General     Common    Balanced
                       Combined    Income    Equity      Stock    Investment
                        Funds       Fund      Fund        Fund       Fund

Investment income:
  Net appreciation
    in fair value
    of investments   $   884,492 $   33,472 $  674,841 $  100,125 $   76,054
  Interest and
    dividends             79,374     62,197      3,704     13,284        189
                     ----------- ---------- ---------- ---------- ----------

        Total            963,866     95,669    678,545    113,409     76,243
                     ----------- ---------- ---------- ---------- ----------

Contributions:
  Employer                78,531     13,765     31,738     24,260      8,768
  Employee               187,180     39,093     86,917     38,402     22,768
                     ----------- ---------- ---------- ---------- ----------

        Total            265,711     52,858    118,655     62,662     31,536
                     ----------- ---------- ---------- ---------- ----------

  Total additions      1,229,577    148,527    797,200    176,071    107,779
                     ----------- ---------- ---------- ---------- ----------

Benefits paid to
  participants              (400)      (400)

Interfund transfers,
  net                               (66,964)    75,758    (23,623)    14,829
                     ----------- ---------- ---------- ---------- ----------

Transferred to
  Computer Sciences
  Corporation
  Matched Asset Plan (18,872,826)(5,948,488)(7,527,164)(4,089,878)(1,307,296)

Decrease in net
  assets available
  for benefits       (17,643,649)(5,867,325)(6,654,206)(3,937,430)(1,184,688)

Net assets available
  for benefits:
  Beginning of year   17,643,649  5,867,325  6,654,206  3,937,430  1,184,688
                     ----------- ---------- ---------- ---------- ----------

  End of year        $    -      $    -     $    -     $    -     $    -
                     =========== ========== ========== ========== ==========

                                  Year Ended September 30, 1996
                   ----------------------------------------------------------
                                   Fixed     General     Common    Balanced
                       Combined    Income    Equity      Stock    Investment
                        Funds       Fund      Fund        Fund       Fund

Investment income:
  Net appreciation
    in fair value
    of investments   $ 1,396,851 $    1,926 $  754,405 $  476,634 $  163,886
  Interest and
    dividends            799,014    473,646    321,259      2,213      1,896
                     ----------- ---------- ---------- ---------- ----------

      Total            2,195,865    475,572  1,075,664    478,847    165,782
                     ----------- ---------- ---------- ---------- ----------

Contributions:
  Employer               577,934    124,336    198,300    177,256     78,042
  Employee             1,608,000    313,674    565,714    506,581    222,031
                     ----------- ---------- ---------- ---------- ----------
      Total            2,185,934    438,010    764,014    683,837    300,073
                     ----------- ---------- ---------- ---------- ----------

  Total additions      4,381,799    913,582  1,839,678  1,162,684    465,855
                     ----------- ---------- ---------- ---------- ----------

Benefits paid to
  participants        (1,834,927)  (676,970)  (615,371)  (485,564)   (57,022)

Interfund transfers,
  net                              (382,275)   358,385    202,540   (178,650)
                     ----------- ---------- ---------- ---------- ----------

Increase (decrease)
  in net assets
  available for
  benefits             2,546,872   (145,663) 1,582,692    879,660    230,183

Net assets available
  for benefits:
  Beginning of year   15,096,777  6,012,988  5,071,514  3,057,770    954,505
                     ----------- ---------- ---------- ---------- ----------

  End of year        $17,643,649 $5,867,325 $6,654,206 $3,937,430 $1,184,688
                     =========== ========== ========== ========== ==========

                                      ******


Item 27a - Schedule of Assets Held for Investment

                CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
              SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT
                             AS OF DECEMBER 2, 1996

                                                                 Current
               Description of Investment           Cost           Value

None




Item 27d - Schedule of Reportable Transactions

              CSC CREDIT SERVICES, INC. EMPLOYEE SAVINGS PLAN
              SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
        FOR THE PERIOD FROM OCTOBER 1, 1996 THROUGH DECEMBER 2, 1996
                           (Dollars in thousands)

                                                            Current
Description    Number             No.                       Value on    Net
     of         of      Purchase  of    Selling  Cost of   Transaction  Gain
Investment    Purchases  Price   Sales   Price    Asset       Date     (Loss)

Single
Transactions
------------
General
 American
 Life
 Insurance
 Contract
 #GA-998370                       1     $1,117   $ 1,117    $ 1,117

Hartford
 Life
 Insurance
 Company
 Contract
 #GA-9146                         1      1,116     1,116      1,116

Vanguard
 Group -
 Windsor II                       1      7,403     4,914      7,403    $2,490

Vanguard
 Group -
 Short-Term
 Bond Fund      1       $ 2,503                    2,503      2,503

Vanguard
 Group -
 Short-Term
 Bond Fund                        1      3,781     3,751      3,781        30

Series of
Transactions
------------
*Texas
 Commerce
 Trust
 Company
 N.A. -
 Short-Term
 Cash
 Management
 Fund           5        11,300                   11,300     11,300

*Related party, party-in-interest




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

                                        CSC CREDIT SERVICES, INC.
                                        EMPLOYEE SAVINGS PLAN



Date:  June 3, 1997                   By:/s/ Leon J. Level
                                        -----------------------------
                                        Leon J. Level
                                        Chairman,
                                        Computer Sciences Corporation
                                        Retirement Plans Committee



