Form 10-K
period 1997-03-28
COMPUTER SCIENCES CORP
filed 1997-06-23
CIK 23082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 1997
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

For the transition period from         to

                          Commission File No.: 1-4850

   [LOGO]
                         COMPUTER SCIENCES CORPORATION
             (Exact name of Registrant as specified in its charter)

               NEVADA                              95-2043126
     (State of incorporation or
           organization)                        (I.R.S. Employer
                                              Identification No.)

       2100 EAST GRAND AVENUE
       EL SEGUNDO, CALIFORNIA                        90245
  (Address of principal executive
              offices)                             (zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS:             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------  -----------------------------------------
 Common Stock, $1.00 par value per share            New York Stock Exchange
     Preferred Stock Purchase Rights                Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of May 23, 1997, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $5,496,000,000. A total of 76,777,363 shares of common stock was outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 1997, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

  ITEM                                                                                                             PAGE
---------                                                                                                        ---------
       1.  Business............................................................................................          1
       2.  Properties..........................................................................................          4
       3.  Legal Proceedings...................................................................................          4
       4.  Submission of Matters to a Vote of Security Holders.................................................          4

                                                         PART II

       5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........................          7
       6.  Selected Financial Data.............................................................................          7
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............          9
       8.  Financial Statements and Supplementary Data.........................................................         15
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         44

                                                         PART III

      10.  Directors and Executive Officers of the Registrant..................................................         44
      11.  Executive Compensation..............................................................................         44
      12.  Security Ownership of Certain Beneficial Owners and Management......................................         44
      13.  Certain Relationships and Related Transactions......................................................         44

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................         45

                                     PART I

ITEM 1.  BUSINESS

                            INTRODUCTION AND HISTORY

GENERAL

    Computer Sciences Corporation ("CSC" or the "Company") was founded in 1959 and is among the world leaders in the information technology ("IT") services industry. To achieve its customers' strategic objectives, CSC offers a broad array of professional services to industry and government and specializes in the application of advanced and complex information technology. CSC's services include:

    Outsourcing--Operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations and data center management.

    Systems Integration--Designing, developing, implementing and integrating complete information systems.

    IT and Management Consulting and Other Professional Services--Advising clients on a wide range of issues, including how to shape their strategies and operations to become market leaders; the strategic acquisition and utilization of IT; the development, implementation, and licensing of sophisticated software systems for certain vertical markets; and "business process reengineering"--redesigning operations to achieve efficiencies and improve competitive position.

    CSC has further enhanced its breadth of service offerings through expansion in outsourcing and strategic acquisitions across a number of geographic and vertical industry markets.

REVENUES BY MAJOR MARKET

    The Company's principal markets served are the U.S. commercial markets, international markets and the United States federal government, with revenues composed as follows for the last three fiscal years, shown as a percentage of total Company revenues:

                                                                            1997         1996         1995
                                                                            -----        -----        -----
U.S. Commercial........................................................          39%          37%          36%
Europe.................................................................          26           24           18
Other International....................................................           6            6            7
                                                                                ---          ---          ---
    Global Commercial..................................................          71           67           61
U.S. Federal Government................................................          29           33           39
                                                                                ---          ---          ---
    Total Revenues.....................................................         100%         100%         100%
                                                                                ---          ---          ---
                                                                                ---          ---          ---

U.S. COMMERCIAL MARKETS

    CSC is a major provider of outsourcing services, including systems analysis, applications development, network operations and data center management. Current outsourcing activities include recent contracts with J.P. Morgan, Bath Iron Works, ING Financial Services International, Hyatt Hotels Corp. and Baker & Taylor.

    The Company also provides consulting and technical services in the development and integration of computer and communications systems, as well as various industry-specific IT services. The Company's experience includes business process reengineering, the setting of information technology strategy, the development of information systems for a wide range of applications and the operation of computer facilities.

    The Company has expertise in information systems development for state and local governments and for the vertical-industry markets of insurance, banking, other financial services, healthcare, pharmaceuticals, consumer goods, distribution, publishing, utilities, manufacturing and communications. Other capabilities, such as office automation and communications network engineering, operation and management, range across industry needs in general.

    The Company is a leading supplier of large-scale claims processing and other insurance-related services to clients in the public sector. It has extensive expertise in the development and operation of automated systems that efficiently manage and process large volumes of data, including programs with New York Medicaid, the U.S. Department of Labor, and the Federal Emergency Management Agency.

    The Company markets business information systems, software and services to the insurance and financial services industries and to the managed healthcare industry, clinics and physicians. In addition, CSC provides services for administering life and disability insurance for credit loans and mortgages, collateral-protection insurance and warranty insurance.

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

    Recent awards include contracts to provide systems engineering and technical assistance at the U.S. Army Space and Strategic Defense Command, and to provide specialized technical assistance, including systems design and implementation, to the Department of Commerce Patent and Trademark Office.

    Other typical activities include supporting the Federal Aviation Administration's National EnRoute Software system, developing the next generation of NAVSTAR Global Positioning System satellites for the Air Force and operating the computer center and supporting management information systems for the Air Force's flight simulation test facilities at the Arnold Engineering Development Center. Federal activities also include providing command, control and communication technical engineering and integration to the U.S. Army Communications Electronics Command, upgrading the Navy's Aegis Combat Weapons Systems and providing technical information systems security applications to the Department of Defense, among other federal agencies and departments.

EUROPE AND OTHER INTERNATIONAL MARKETS

    The Company's international operations, with major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, Denmark and Australia, provide a wide range of information technology services to commercial and public sector clients. CSC provides substantially the same services to its international customers that it provides to U.S. customers. These services span the range of consulting and professional services, systems integration, and outsourcing. Current activities include major outsourcing contracts with British Aerospace, Anglian Water, Guinness PLC, the National Health Service in Scotland and ICI Paints. Also, as part of the fiscal 1995 acquisition of Ploenzke A.G. and fiscal 1997 acquisition of Datacentralen, CSC significantly expanded its European consulting operations.

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

    The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, lower prices, a quicker response, or a combination of these factors. In the opinion of Company management, CSC is positioned to compete effectively in U.S. and international commercial markets based on its technology and systems expertise and large project management skills. These skills have been gained through years of experience in providing IT services to the federal government and to large commercial outsourcing clients. It is also management's opinion that CSC's competitive position is enhanced by its recognized position as a leader in management consulting and the full spectrum of services that it provides.

                                   EMPLOYEES

    The Company currently employs approximately 42,200 persons, of which 31,500 are highly-trained professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, mathematics, physics, engineering, astronomy, geology, operations research, economics, statistics and business administration.

ITEM 2.  PROPERTIES

                                                       APPROXIMATE
OWNED PROPERTIES AS OF MARCH 28, 1997                 SQUARE FOOTAGE                 GENERAL USAGE
----------------------------------------------------  --------------  --------------------------------------------
Copenhagen, Denmark.................................        456,000   Computer and General Office Facility
Falls Church, Virginia..............................        290,000   General Office
El Segundo, California..............................        206,000   Office Facility
Austin, Texas.......................................        187,000   Office Facility
San Diego, California...............................        178,000   Computer and General Office Facility
Norwich, Connecticut................................        149,000   Computer and General Office Facility
Meriden, Connecticut................................        119,000   Computer and General Office Facility
Moorestown, New Jersey..............................         99,000   General Office
Herndon, Virginia...................................         87,000   General Office
Maidstone, United Kingdom...........................         79,000   Computer and General Office Facility
St. Leonards, NSW, Australia........................         60,000   Office Facility
Sterling, Virginia..................................         45,000   Office Facility
Various other U.S. and foreign locations............         44,000   Primarily General Office


LEASED PROPERTIES AS OF MARCH 28, 1997
----------------------------------------------------
Washington, D.C. area...............................      1,075,000   Computer and General Office Facilities
Houston and Dallas/Ft. Worth, Texas.................        497,000   Computer and General Office Facilities
United Kingdom......................................        435,000   General Office
Australia and other Pacific Rim locations...........        409,000   Computer and General Office Facility
Germany.............................................        366,000   General Office
Mt. Laurel/Moorestown, New Jersey...................        313,000   General Office
Chicago and Champaign, Illinois.....................        162,000   General Office
Boston, Massachusetts area..........................        157,000   General Office
Dayton and Cleveland, Ohio..........................        146,000   General Office
Los Angeles, San Diego and San Francisco............        145,000   General Office
Other New Jersey....................................        127,000   General Office
Albany, New York....................................        111,000   General Office
Various other U.S. and foreign locations............      1,565,000   Computer and General Office Facilities

    Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 1998 through 2018.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                          YEAR FIRST
                                          ELECTED AS     TERM AS                 POSITION HELD                  FAMILY
           NAME                  AGE      AN OFFICER     OFFICER              WITH THE REGISTRANT            RELATIONSHIP
---------------------------      ---      -----------  -----------  ---------------------------------------  -------------
Van B. Honeycutt*                    52         1987    Indefinite  Chairman, President and Chief Executive         None
                                                                      Officer
Leon J. Level*                       56         1989    Indefinite  Vice President and Chief Financial              None
                                                                      Officer
Harvey N. Bernstein                  50         1988    Indefinite  Vice President                                  None
Edward P. Boykin                     58         1995    Indefinite  Vice President                                  None
Milton E. Cooper                     58         1992    Indefinite  Vice President                                  None
Denis M. Crane                       63         1981    Indefinite  Vice President and Controller                   None
Hayward D. Fisk                      54         1989    Indefinite  Vice President, General Counsel and             None
                                                                      Secretary
Ronald W. Mackintosh                 48         1993    Indefinite  Vice President                                  None
Thomas R. Madison, Jr.               51         1995    Indefinite  Vice President                                  None
Lawrence Parkus                      60         1985    Indefinite  Vice President                                  None
C. Bruce Plowman                     60         1989    Indefinite  Vice President                                  None
Thomas Williams                      61         1993    Indefinite  Vice President                                  None

------------------------

*   Director of the Company

BUSINESS EXPERIENCE OF OFFICERS

    Van B. Honeycutt was elected Chairman of the Board of Directors effective March 29, 1997. He was appointed Chief Executive Officer of the Company effective April 1, 1995. He joined the Company in 1975 and was elected President and Chief Operating Officer during 1993. Prior to his election he was a Vice President of CSC and President of the Industry Services Group. He was formerly President of CSC Credit Services, Inc., where he directed the growth of this wholly-owned subsidiary into one of the Company's major commercial units. He has held a variety of other positions with the Company.

    Leon J. Level joined the Company in 1989 as Vice President and Chief Financial Officer and as a member of CSC's Board of Directors. Former positions include Vice President and Treasurer of Unisys Corporation and Chairman of Unisys Finance Corporation; Assistant Corporate Controller and Executive Director of The Bendix Corporation; and Principal with the public accounting firm of Deloitte & Touche LLP. He is a Certified Public Accountant.

    Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Deputy General Counsel and was elected a Vice President in 1988. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver & Jacobson in Washington, D.C.

    Edward P. Boykin joined the Company in 1966. He is currently President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan. In the intervening years, he held numerous positions with several divisions of the Company and became President of the Technology Management Group in October, 1993. He was elected a Vice President in 1995.

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

    Hayward D. Fisk joined the Company in 1989 as Vice President, General Counsel and Secretary. Prior to joining the Company, he was associated for 21 years with Sprint Corporation (formerly United Telecommunications, Inc.), in various legal and executive officer positions, most recently as Vice President and Associate General Counsel.

    Ronald W. Mackintosh joined the Company as a result of the Index acquisition, where he was Managing Director of its London office. Previously he was a partner in the London office of Nolan, Norton & Company. In 1991, he was named Chief Executive Officer of the Company's UK Operations and, subsequently, President of the European Group. In 1993 he was elected a Vice President of the Company.

    Thomas R. Madison, Jr. joined the Company in 1994 as President of the Commercial Outsourcing Division of the Technology Management Group. He became President of Integrated Business Services and was elected a Vice President in 1995. During 1997, he was named President of the Company's Financial Services Group. Previously, he held numerous executive positions with IBM Corporation, was a partner at The United Research Company, was Managing Director of Gemini Consulting and a member of the Executive Committee of the Sogeti Group in Paris.

    Lawrence Parkus joined the Company in 1985 and was elected Vice President of Corporate Development. He is responsible for planning and executing acquisitions and other projects related to the Company's growth and development strategies. Prior to joining the Company, he was division manager for international business development for AT&T Consumer Products and held prior assignments in business development and strategic planning.

    C. Bruce Plowman joined the Company in 1982 as Director of Corporate Communications. In 1989, he was elected a Vice President with responsibility for investor relations, marketing communications, public relations and employee communications. Prior to joining CSC, he spent 16 years at Continental Airlines, where he was Director of Public Information.

    Thomas Williams joined the Company in 1970 and has held a number of managerial and technical positions within the Company. He currently is President of the CSC Horizon Initiatives, providing information technology outsourcing and other services to the chemical industry. Previously he served as President of the U.K. Division, President of the Technology Management Group, President of the Applied Technology Division and Vice President, Engineering and Range Operations, and associate project manager of Computer Sciences Technicolor Associates. In 1993, he was elected a Vice President of the Company and named President of the Aerospace Systems Division and Deputy Chief Executive Officer of the European Group.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Stock Exchange. The ticker symbol is "CSC."

    As of June 2, 1997, the number of registered shareholders of Computer Sciences Corporation's common stock was 10,947. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and to date in 1997.

                                                         1997                  1996                  1995
                                                 --------------------  --------------------  --------------------
CALENDAR QUARTER                                   HIGH        LOW       HIGH        LOW       HIGH        LOW
-----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
1st............................................     82 3/8     61 5/8     80 3/4     65 1/8     52 1/4     47 1/4

2nd............................................     80 1/8*    57 7/8*    79 1/2     68 1/8     56 7/8     46 1/2

3rd............................................                           77 1/4     64 1/8     65 3/8         52

4th............................................                           86 1/2         70     75 1/4     62 1/2

------------------------

*   Through June 2, 1997

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                         COMPUTER SCIENCES CORPORATION

                                                                                FIVE-YEAR REVIEW
                                                      --------------------------------------------------------------------
                                                       MARCH 28,     MARCH 29,     MARCH 31,      APRIL 1,      APRIL 2,
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)                   1997          1996          1995          1994          1993
----------------------------------------------------  ------------  ------------  ------------  ------------  ------------
Total assets........................................  $  3,580,858  $  2,936,019  $  2,631,580  $  2,064,192  $  1,703,476

Debt:
  Long-term.........................................       630,842       426,634       335,696       292,493       319,829
  Short-term........................................        20,311        71,422       128,237        17,772         6,220
  Current maturities................................         9,622         6,917        11,933        35,761        32,905
                                                      ------------  ------------  ------------  ------------  ------------
    Total...........................................       660,775       504,973       475,866       346,026       358,954

Stockholders' equity................................     1,669,560     1,420,113     1,290,769       912,497       782,008
Working capital.....................................       525,314       430,484       390,726       249,020       395,160
Property and equipment:
  At cost...........................................     1,668,905     1,249,729       994,520       778,376       602,916
  Accumulated depreciation and amortization.........       780,836       569,670       430,249       352,852       287,028
                                                      ------------  ------------  ------------  ------------  ------------
  Property and equipment, net.......................       888,069       680,059       564,271       425,524       315,888

Current assets to current liabilities...............         1.5:1         1.5:1         1.4:1         1.3:1         1.8:1
Debt to total capitalization........................          28.4%         26.2%         26.9%         27.5%         31.5%
Book value per share................................        $21.80        $18.91        $17.43        $13.16        $12.02
Stock price range (high)............................         86.50         80.75         52.63         41.75         26.83
                (low)...............................         61.63         46.50         35.25         23.33         19.00

                                                                                  FISCAL YEAR
                                                      --------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)                   1997          1996          1995          1994          1993
----------------------------------------------------  ------------  ------------  ------------  ------------  ------------
Revenues............................................  $  5,616,048  $  4,740,760  $  3,788,026  $  2,896,390  $  2,780,828
                                                      ------------  ------------  ------------  ------------  ------------
Costs of services...................................     4,413,173     3,692,267     2,961,955     2,268,655     2,204,933
Selling, general and administrative.................       485,113       471,309       383,973       294,641       287,645
Depreciation and amortization.......................       333,247       272,058       190,240       146,602       135,813
Interest, net.......................................        32,273        32,143        27,304        12,979        15,222
Special charges and other items, net................        48,929        76,053         3,740        48,592           460
                                                      ------------  ------------  ------------  ------------  ------------
Total costs and expenses............................     5,312,735     4,543,830     3,567,212     2,771,469     2,644,073
                                                      ------------  ------------  ------------  ------------  ------------
Income before taxes.................................       303,313       196,930       220,814       124,921       136,755
Taxes on income.....................................       110,900        87,499        77,577        57,499        58,487
                                                      ------------  ------------  ------------  ------------  ------------
Income before cumulative effect of accounting
  change, extraordinary credit and discontinued
  operations........................................       192,413       109,431       143,237        67,422        78,268
Cumulative effect of accounting change for income
  taxes.............................................                                                   4,900
Extraordinary credit--utilization of tax loss
  carry-forwards....................................                                                                   800
                                                      ------------  ------------  ------------  ------------  ------------
Net income..........................................  $    192,413  $    109,431  $    143,237  $     72,322  $     79,068
                                                      ------------  ------------  ------------  ------------  ------------
                                                      ------------  ------------  ------------  ------------  ------------
Earnings per common share before cumulative effect
  of accounting change and discontinued
  operations........................................  $       2.46  $       1.43  $       1.99  $       0.99  $       1.19
Cumulative effect of accounting change for income
  taxes.............................................                                                    0.07
Extraordinary credit................................                                                                   .01
                                                      ------------  ------------  ------------  ------------  ------------
Earnings per common share...........................  $       2.46  $       1.43  $       1.99  $       1.06  $       1.20
                                                      ------------  ------------  ------------  ------------  ------------
                                                      ------------  ------------  ------------  ------------  ------------

Shares used to compute earnings per share...........    78,196,862    76,534,794    71,850,949    68,366,304    65,670,506

------------------------

Notes: A discussion of "Income Before Taxes" and "Net Income and Earnings per Share" before and after special charges is included on page 12 of this annual report.

       The selected financial data has been restated for fiscal 1993 through 1996 to include the results of business combinations accounted for as poolings of interests. Per-share amounts are restated for a three-for-one stock split, distributed in the form of a 200% stock dividend on January 13, 1994.

       No dividends were paid by CSC or any of its affiliates during fiscal 1996 and 1997. Hogan Systems, Inc., a fiscal 1996 acquisition accounted for as a pooling of interests, paid dividends to its shareholders of record of $.15 per share during fiscal 1993 and $.17 per share during fiscal 1994 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

    The Company derived its revenues for fiscal years 1997, 1996 and 1995 from the following market sectors:

                                                FISCAL 1997               FISCAL 1996
                                          ------------------------  ------------------------   FISCAL
                                                        PERCENT                   PERCENT       1995
(DOLLARS IN MILLIONS)                      AMOUNT       CHANGE       AMOUNT       CHANGE       AMOUNT
----------------------------------------  ---------  -------------  ---------  -------------  ---------
U. S. Commercial........................  $ 2,159.7           22%   $ 1,770.8           28%   $ 1,381.8
Europe..................................    1,474.9           33      1,109.6           67        663.4
Other International.....................      345.8           20        288.9           14        253.4
                                          ---------                 ---------                 ---------
    Global Commercial...................    3,980.4           26      3,169.3           38      2,298.6
U. S. Federal Government................    1,635.6            4      1,571.5            6      1,489.4
                                          ---------                 ---------                 ---------
    Total...............................  $ 5,616.0           18    $ 4,740.8           25    $ 3,788.0
                                          ---------                 ---------                 ---------
                                          ---------                 ---------                 ---------

    For fiscal 1997 compared to 1996, 26% growth in the Company's global commercial operations combined with 4% growth in revenues from the U.S. Federal Government to generate overall growth of 18%.

    Within the Company's global commercial operations, U.S. commercial revenues grew 22% or $388.9 million during fiscal 1997. Nearly half of the growth was provided by increases in outsourcing, which covers the full range of a client's information technology activities. Fiscal 1997 outsourcing revenue growth was derived from additional services provided to the Hughes Electronics Corporation ("Hughes") and new contracts, including the Pinnacle Alliance with J.P. Morgan, Bath Iron Works, ING Financial Services International, Hyatt Hotels Corp. and Baker & Taylor. The remainder of the U.S. commercial revenue growth is derived principally from increased demand for consulting and systems integration services, the acquisition of American Practice Management ("APM") and growth within the financial services sector.

    Effective August 1, 1996, the Company acquired The Continuum Company, Inc. ("Continuum"), which was accounted for as a pooling of interests. Accordingly, CSC's consolidated financial statements for periods prior to August 1, 1996 have been restated to include the financial position and results of operations of Continuum, which now operates as CSC's Financial Services Group. For its fiscal year ended March 31, 1996, Continuum reported $498.3 million of revenue.

    CSC's U.S. commercial revenue growth for fiscal 1996 was also led by large increases in commercial outsourcing, including contracts with Hughes, Southern New England Telecommunications Corporation and Scott Paper Company. The Company's U.S. consulting operations contributed further to the growth.

    CSC's European operations generated revenue growth of 33% or $365.3 million for fiscal 1997 versus 1996. Three factors generated the bulk of the Company's international growth: (1) the acquisition of two major Scandinavian providers of information technology services, (2) the continued expansion of outsourcing business in the United Kingdom, including a full year of activity on the Company's contract to manage all of the information technology operations of Anglian Water, and (3) increased demand for consulting services in Germany, especially in the area of SAP payroll-related applications. The majority of fiscal 1996 European revenue growth came from significant increases in outsourcing and the acquisition of Ploenzke A.G. in Germany.

    As noted in the above table, other international revenues increased 20% to $345.8 million during fiscal 1997. The growth is principally due to increased outsourcing activity in Australia and the acquisition of McDonnell Information Systems PTY, Ltd., a leading provider of healthcare information systems to the Australasian healthcare industry. For fiscal 1996 versus 1995, revenue growth of 14% is also attributable principally to new business in Australia.

    The Company's federal revenues were derived from the following agencies:

                                               FISCAL 1997             FISCAL 1996
                                          ----------------------  ----------------------   FISCAL
                                                       PERCENT                 PERCENT      1995
(DOLLARS IN MILLIONS)                      AMOUNT      CHANGE      AMOUNT      CHANGE      AMOUNT
----------------------------------------  ---------  -----------  ---------  -----------  ---------
Department of Defense...................  $ 1,082.8          13%  $   961.6          17%  $   823.8
NASA....................................      299.4          (3)      310.1          (1)      312.4
Civil...................................      253.4         (15)      299.8         (15)      353.2
                                          ---------               ---------               ---------
Total U. S. Federal.....................  $ 1,635.6           4   $ 1,571.5           6   $ 1,489.4
                                          ---------               ---------               ---------
                                          ---------               ---------               ---------

    During fiscal 1997 and 1996, the Company's Federal revenue gains were attributable in part to additional revenue on task order contracts, such as the Defense Enterprise Integration Services contract with the Defense Integration Systems Agency and additional ordering of the JCALS system, a management information system based on a distributed database infrastructure with electronic publishing applications for the U.S. Department of Defense. Fiscal 1997 and 1996 revenue gains also were attributable in part to the mid-fiscal 1996 award of the Air Force contract at the Arnold Engineering Development Center. Revenue gains during 1997 and 1996 were partially offset by the loss of three civil contracts and restrained federal spending.

    During fiscal 1997, CSC announced winning federal contracts with a value of $2.1 billion, compared with the $2.4 billion and $1.3 billion announced during fiscal 1996 and 1995, respectively.

COSTS AND EXPENSES

    The Company's costs and expenses before special charges are as follows:

                                         DOLLAR AMOUNT                PERCENTAGE OF REVENUE
                                -------------------------------  -------------------------------
(DOLLARS IN MILLIONS)             1997       1996       1995       1997       1996       1995
------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Costs of services.............  $ 4,413.2  $ 3,692.3  $ 2,962.0       78.6%      77.9%      78.2%
Selling, general &
  administrative..............      485.1      471.3      384.0        8.6        9.9       10.2
Depreciation and
  amortization................      333.2      272.1      190.2        5.9        5.7        5.0
Interest expense, net.........       32.3       32.1       27.3         .6         .7         .7
                                ---------  ---------  ---------  ---------  ---------  ---------
Total.........................  $ 5,263.8  $ 4,467.8  $ 3,563.5       93.7%      94.2%      94.1%
                                ---------  ---------  ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------  ---------  ---------

COSTS OF SERVICES

    The Company's costs of services as a percent of revenue increased to 78.6% during fiscal 1997 from 77.9% during fiscal 1996. The increase is due primarily to excess costs in the Company's U.S. telecommunications operations and a decline in telecommunications software sales. Costs of services as a percent of revenue also increased in the Company's European operations, but were offset by improvements within U.S. operations.

    The U.S. improvement includes lower costs of services as a percentage of revenue at the Financial Services Group and the newly acquired APM, as well as an ongoing shift in the mix of business toward outsourcing. Outsourcing generally carries a lower costs-of-services percentage and higher depreciation percentage compared to the Company's federal, consulting and systems integration operations. The decrease in costs of services during fiscal 1996 was primarily related to the shift in the mix of business toward outsourcing.

SELLING, GENERAL AND ADMINISTRATIVE

    As noted in the table above, selling, general and administrative (SG&A) expenses improved as a percent of revenue during fiscal 1997 to 8.6%, down from 9.9% for fiscal 1996. The Company's European operations were the primary contributor to the 1997 improvement. In addition, the SG&A improvement in Europe more than offset the increase in European costs of services as a percent of revenue described above. Improvements in SG&A were also attained in the Company's U.S. federal operations. Partially offsetting these improvements was the effect of the Company's acquisition of APM and growth within the Company's Financial Services Group, where SG&A costs as a percent of revenue are above the corporate average.

    For fiscal 1996, SG&A as a percent of revenue improved to 9.9% from 10.2% for fiscal 1995. This improvement was achieved across all market sectors served by CSC.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense during fiscal 1997 was 5.9% of the Company's total revenue, versus 5.7% and 5.0% during fiscal 1996 and 1995, respectively. The increases during fiscal 1997 and 1996 principally reflect the Company's investments in computer equipment and software, especially within CSC's outsourcing activities, as described above.

INTEREST

    Interest expense, net of interest income, was $32.3 million for fiscal 1997, up from $32.1 million for fiscal 1996 and $27.3 million for fiscal 1995. The fiscal 1996 increase is due principally to higher borrowing to fund the Company's acquisitions and investments in computer equipment and software.

SPECIAL CHARGES

    The fiscal 1997 special charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35.3 million or 45 cents per share. The charge is comprised of $11.0 million for investment banking and other merger expenses; $11.8 million related to the write-off of certain capitalized software, other assets and intangibles; and $26.1 million related to the elimination of duplicate data-processing facilities, employee severance costs and contract termination costs.

    The fiscal 1996 special charges were largely related to Continuum's acquisitions of Hogan Systems, Inc. and SOCS, a Paris-based software and services company. The special charges of $76.1 million included a $26.0 million non-cash charge resulting from the write-off of certain software development activities at SOCS, restructuring and transaction costs of $19.4 million, and adjustments to the carrying value of certain operating assets of $30.7 million. The $19.4 million charge includes $9.6 million of transaction and $9.8 million of restructuring costs (which includes the consolidation of facilities and data processing and employee terminations). The $30.7 million charge includes $20.2 million to capitalized software, $8.7 million to allowances for certain receivables and $1.8 million to other intangibles.

    Special charges for fiscal 1995 include a loss on the sale of the Company's tax processing operation during January 1995. The resulting pre-tax loss of $3.7 million was reduced by related income tax effects of $2.8 million, yielding a net loss of $0.9 million.

INCOME BEFORE TAXES

    The Company's income before taxes for the most recent three fiscal years is as follows:

                                                       DOLLAR AMOUNT                          MARGIN
                                              -------------------------------  -------------------------------------
(DOLLARS IN MILLIONS)                           1997       1996       1995        1997         1996         1995
--------------------------------------------  ---------  ---------  ---------     -----        -----        -----
Before special charges......................  $   352.2  $   273.0  $   224.6         6.3%         5.8%         5.9%
Income before taxes.........................      303.3      196.9      220.8         5.4          4.2          5.8

    Income before taxes improved during fiscal 1997 as a percentage of revenue. The .5% improvement during fiscal 1997 to a margin of 6.3% before the impact of special charges relates principally to the improvement in SG&A expenses. Partially offsetting the improvement were increases in costs of services and depreciation and amortization as a percent of revenue.

    During fiscal 1996, income before special charges and taxes decreased slightly as a percentage of revenue because of proportionately higher depreciation and amortization expenses partially offset by improvements in costs of services and SG&A.

TAXES

    The provision for income taxes as a percentage of pre-tax earnings was 36.6%, 44.4% and 35.1% for fiscal 1997, 1996 and 1995, respectively. The fiscal 1996 rate is significantly higher because of the impact of the non-deductible portions of acquisition-related special charges.

NET INCOME AND EARNINGS PER SHARE

    The Company's net income and earnings per share for fiscal years 1997, 1996 and 1995 is as follows:

                                                       DOLLAR AMOUNT                          MARGIN
                                              -------------------------------  -------------------------------------
(DOLLARS IN MILLIONS, EXCEPT EPS)               1997       1996       1995        1997         1996         1995
--------------------------------------------  ---------  ---------  ---------     -----        -----        -----
Net income:
  Before special charges....................  $   227.7  $   171.2  $   144.2         4.1%         3.6%         3.8%
  As reported...............................      192.4      109.4      143.2         3.4          2.3          3.8
Earnings per share:
  Before special charges....................       2.91       2.24       2.01
  As reported...............................       2.46       1.43       1.99

    During fiscal 1997, the Company's net income margin improved to 3.4% from 2.3%. The special charges incurred by Continuum during fiscal 1996 reduced net income by 1.3% of revenue or $61.7 million. The special charge incurred during fiscal 1997 reduced net income by .7% of revenue or $35.3 million.

    Before the special charges, the net earnings margin for fiscal 1997, 1996 and 1995 was 4.1%, 3.6% and 3.8%, respectively. The 1997 improvement is primarily attributable to the reduction of SG&A as a percent of revenue and a lower income tax rate, partially offset by the increase in costs of services as a percent of revenue. The decline in net income margin from fiscal 1995 to 1996 is due to higher depreciation and amortization expenses and a higher effective tax rate, partially offset by reduced costs of services and SG&A expenses as a percent of revenue.

CASH FLOWS

                                                  FISCAL 1997             FISCAL 1996
                                             ----------------------  ----------------------   FISCAL
                                                          PERCENT                 PERCENT      1995
(DOLLARS IN MILLIONS)                         AMOUNT      CHANGE      AMOUNT      CHANGE      AMOUNT
-------------------------------------------  ---------  -----------  ---------  -----------  ---------
Cash from operations.......................  $   500.4          30%  $   384.0          37%  $   279.5
Net cash used in investing.................     (678.6)         28      (530.8)         23      (430.2)
Net cash provided by financing.............      175.0         230        53.1         (75)      210.4
                                             ---------               ---------               ---------
Net (decrease) increase in cash and cash
  equivalents..............................       (3.2)                  (93.7)                   59.7
Cash at beginning of year..................      113.9                   207.6                   147.9
                                             ---------               ---------               ---------
  Cash at end of year......................  $   110.7          (3)  $   113.9         (45)  $   207.6
                                             ---------               ---------               ---------
                                             ---------               ---------               ---------

    Historically, the majority of the Company's cash has been provided from operating activities. The increases in cash from operations during fiscal 1997 and 1996 are primarily due to higher earnings and non-cash charges (depreciation and amortization), partially offset by increased working capital requirements.

    The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company's investments also include a significant number of business acquisitions during fiscal 1995 through 1997.

    As described above, a majority of the Company's capital investments have been funded by cash from operations. During each of fiscal 1997 and 1995, the Company, through affiliates, issued $150 million of term debt. The Company also received $196.3 million in cash from a four million common share offering during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The balance of cash, cash equivalents and short-term investments was $110.7 million at March 28, 1997, $113.9 million at March 29, 1996 and $207.6 million at March 31, 1995. During this period, the Company's earnings have added substantially to equity. During fiscal 1995, equity was augmented by the $196.3 million net proceeds from the Company's common share offering noted above. At the end of fiscal 1997, CSC's ratio of debt to total capitalization was 28%.

(DOLLARS IN MILLIONS)                                          1997       1996       1995
-----------------------------------------------------------  ---------  ---------  ---------
Debt.......................................................  $   660.8  $   505.0  $   475.9
Equity.....................................................    1,669.6    1,420.1    1,290.8
                                                             ---------  ---------  ---------
Total capital..............................................  $ 2,330.4  $ 1,925.1  $ 1,766.7
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Debt to total capitalization...............................        28%        26%        27%

    During fiscal 1997, the Company increased its affiliates' credit agreement to provide stand-by support for commercial paper from $350 million to $490 million. At March 28, 1997, $193.1 million was available for borrowing under this program, up from $103.2 million at March 29, 1996.

    In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Financial Statement Schedules

                              FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Reports..............................................................................          16

Consolidated Statements of Income for the fiscal years ended March 28, 1997, March 29, 1996 and March 31,
  1995.....................................................................................................          19

Consolidated Balance Sheets as of March 28, 1997 and March 29, 1996........................................          20

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 1997, March 29, 1996 and March
  31, 1995.................................................................................................          22

Consolidated Statements of Stockholders' Equity for the fiscal years ended March 28, 1997, March 29, 1996
  and March 31, 1995.......................................................................................          23

Notes to Consolidated Financial Statements.................................................................          24

Quarterly Financial Information (Unaudited)................................................................          43

                                                 SCHEDULE

Schedule VIII--Valuation and Qualifying Accounts...........................................................          49

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

            INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

    We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of March 28, 1997 and March 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 5(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. These consolidated financial statements and financial statement schedule give retroactive effect to the merger of Computer Sciences Corporation and The Continuum Company, Inc. on August 1, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of The Continuum Company, Inc. as of March 31, 1996 and for each of the two years in the period ended March 31, 1996. Such statements reflect aggregate total assets constituting 12% for 1996, and aggregate total revenues constituting 11% and 11% in 1996 and 1995 respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Continuum Company, Inc. is based solely on the report of the other auditor.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of March 28, 1997 and March 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
May 23, 1997

                         REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
The Continuum Company, Inc.

    We have audited the consolidated balance sheets of The Continuum Company, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996 (not presented separately herein). The consolidated financial statements give retroactive effect to the acquisition of Hogan Systems, Inc. in March 1996, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the management of The Continuum Company, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Hogan Systems, Inc., which statements reflect total assets constituting 33% as of March 31, 1995 and net income constituting approximately 19% and 27% for the years ended March 31, 1995 and 1994, respectively, of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Hogan Systems, Inc. for 1995 and 1994, is based solely on the report of other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits, and for 1995 and 1994 the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Continuum Company, Inc. at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, after giving effect to the merger of Hogan Systems, Inc., as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

    As described in Note 2 to the consolidated financial statements, during the year ended March 31, 1994, The Continuum Company, Inc. changed its method of accounting for income taxes.

ERNST & YOUNG LLP

Austin, Texas
May 1, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hogan Systems, Inc.

    In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity as of and for each of the two years in the period ended March 31, 1995 (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Hogan Systems, Inc. and its subsidiaries (Hogan) as of and for each of the two years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hogan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Hogan for any period subsequent to March 31, 1995.

PRICE WATERHOUSE LLP

Dallas, Texas
April 21, 1995

                         COMPUTER SCIENCES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                     FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                           MARCH 28,     MARCH 29,     MARCH 31,
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)                                       1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Revenues (note 10)......................................................  $  5,616,048  $  4,740,760  $  3,788,026
                                                                          ------------  ------------  ------------
Costs of services.......................................................     4,413,173     3,692,267     2,961,955

Selling, general and administrative.....................................       485,113       471,309       383,973

Depreciation and amortization...........................................       333,247       272,058       190,240

Interest expense........................................................        40,268        37,925        31,419

Interest income.........................................................        (7,995)       (5,782)       (4,115)

Special charges (note 2)................................................        48,929        76,053         3,740
                                                                          ------------  ------------  ------------

Total costs and expenses................................................     5,312,735     4,543,830     3,567,212
                                                                          ------------  ------------  ------------

Income before taxes.....................................................       303,313       196,930       220,814

Taxes on income (note 3)................................................       110,900        87,499        77,577
                                                                          ------------  ------------  ------------

Net income..............................................................  $    192,413  $    109,431  $    143,237
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Earnings per common share...............................................  $       2.46  $       1.43  $       1.99
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         MARCH 28,     MARCH 29,
(IN THOUSANDS)                                                                              1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Current assets:

  Cash and cash equivalents...........................................................  $    110,726  $    113,873

  Receivables, net of allowance for doubtful accounts of $52,507 (1997) and $45,425
    (1996) (notes 4 and 10)...........................................................     1,294,003     1,106,857

  Prepaid expenses and other current assets...........................................       207,698       134,429
                                                                                        ------------  ------------

      Total current assets............................................................     1,612,427     1,355,159
                                                                                        ------------  ------------

Investments and other assets:

  Purchased and internally developed software, net of accumulated amortization of
    $152,725 (1997) and $123,310 (1996)...............................................       132,627        97,011

  Excess of cost of businesses acquired over related net assets, net of accumulated
    amortization of $72,472 (1997) and $62,748 (1996).................................       561,670       457,912

  Other assets........................................................................       386,065       345,878
                                                                                        ------------  ------------

      Total investments and other assets..............................................     1,080,362       900,801
                                                                                        ------------  ------------

Property and equipment--at cost (note 5):

  Land, buildings and leasehold improvements..........................................       291,878       201,494

  Computers and related equipment.....................................................     1,255,455       939,298

  Furniture and other equipment.......................................................       121,572       108,937
                                                                                        ------------  ------------
                                                                                           1,668,905     1,249,729

  Less accumulated depreciation and amortization......................................       780,836       569,670
                                                                                        ------------  ------------

      Property and equipment, net.....................................................       888,069       680,059
                                                                                        ------------  ------------
                                                                                        $  3,580,858  $  2,936,019
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         MARCH 28,     MARCH 29,
(IN THOUSANDS EXCEPT SHARES)                                                                1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Current liabilities:
  Short-term debt and current maturities of long-term debt (note 5)...................  $     29,933  $     78,339
  Accounts payable....................................................................       295,112       186,460
  Accrued payroll and related costs (note 6)..........................................       252,902       218,163
  Other accrued expenses..............................................................       311,283       262,961
  Deferred revenue....................................................................       112,888       111,075
  Federal, state and foreign income taxes (note 3)....................................        84,995        67,677
                                                                                        ------------  ------------
      Total current liabilities.......................................................     1,087,113       924,675
                                                                                        ------------  ------------
Long-term debt, net of current maturities (note 5)....................................       630,842       426,634
                                                                                        ------------  ------------
Deferred income taxes (note 3)........................................................       116,005        84,977
                                                                                        ------------  ------------
Other long-term liabilities (note 6)..................................................        77,338        79,620
                                                                                        ------------  ------------
Commitments and contingencies (notes 6 and 7).........................................
Stockholders' equity (notes 1, 8 and 9)...............................................
  Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued...
  Common stock, par value $1 per share; authorized 275,000,000 shares; issued
    76,924,836 (1997) and 75,428,622 (1996)...........................................        76,925        75,429
  Additional paid-in capital..........................................................       569,719       506,569
  Earnings retained for use in business...............................................     1,055,183       862,770
  Foreign currency translation and unfunded pension adjustments.......................       (14,625)       (7,214)
                                                                                        ------------  ------------
                                                                                           1,687,202     1,437,554
  Less common stock in treasury, at cost, 332,220 shares (1997) and 311,928 shares
    (1996)............................................................................       (11,982)      (10,488)
  Unearned restricted stock (note 8)..................................................        (1,251)       (2,088)
  Notes receivable for shares sold (note 8)...........................................        (4,409)       (4,865)
                                                                                        ------------  ------------
      Stockholders' equity, net.......................................................     1,669,560     1,420,113
                                                                                        ------------  ------------
                                                                                        $  3,580,858  $  2,936,019
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                              MARCH 28,    MARCH 29,    MARCH 31,
(IN THOUSANDS, INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)                1997         1996         1995
---------------------------------------------------------------------------  -----------  -----------  -----------
Cash flows from operating activities:
  Net income...............................................................  $   192,413  $   109,431  $   143,237
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization..........................................      333,247      272,058      190,240
    Special charges, net of tax............................................       11,884       73,186
    Provision for losses on accounts receivable............................       33,501       20,623        8,881
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in receivables..............................................     (164,184)    (163,517)    (141,590)
      (Increase) decrease in prepaid expenses..............................      (39,692)       7,234      (26,921)
      Decrease (increase) in other assets..................................        5,024      (10,250)         369
      Increase in accounts payable and accruals............................       97,294       28,768       98,265
      Increase in income taxes payable.....................................       29,028       25,959       14,580
      (Decrease) increase in deferred revenue..............................       (3,304)      12,518      (13,182)
      Other changes, net...................................................        5,211        7,976        5,668
                                                                             -----------  -----------  -----------
    Net cash provided by operating activities..............................      500,422      383,986      279,547
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment......................................     (322,434)    (275,841)    (207,474)
  Outsourcing contracts....................................................     (102,508)    (114,144)    (103,280)
  Acquisitions, net of cash acquired.......................................     (176,693)     (76,878)     (76,924)
  Dispositions.............................................................        6,229        7,380
  Purchased and internally developed software..............................      (77,227)     (56,767)     (37,076)
  Other investing cash flows...............................................       (6,011)     (14,555)      (5,397)
                                                                             -----------  -----------  -----------
  Net cash used in investing activities....................................     (678,644)    (530,805)    (430,151)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Net borrowing (repayment) of commercial paper............................       50,188         (587)
  Borrowings under lines of credit.........................................       48,180       78,457      209,778
  Repayment of borrowings under lines of credit............................      (99,283)     (38,376)    (215,667)
  Proceeds from term debt issuance.........................................      150,000       43,541      158,920
  Principal payments on long-term debt.....................................      (29,843)     (58,476)     (43,550)
  Outsourcing contract financing...........................................                               (114,403)
  Proceeds from equity offering............................................                                196,290
  Proceeds from stock option transactions..................................       42,869       18,511       21,954
  Dividends paid...........................................................                                 (2,443)
  Other financing cash flows...............................................       12,964       10,023         (534)
                                                                             -----------  -----------  -----------
  Net cash provided by financing activities................................      175,075       53,093      210,345
                                                                             -----------  -----------  -----------
Net (decrease) increase in cash and cash equivalents.......................       (3,147)     (93,726)      59,741
Cash and cash equivalents at beginning of year.............................      113,873      207,599      147,858
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $   110,726  $   113,873  $   207,599
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               FOREIGN
                                                                                              CURRENCY
                                                                                  EARNINGS       AND
                                                  COMMON STOCK      ADDITIONAL    RETAINED    UNFUNDED      COMMON    UNEARNED
                                               -------------------   PAID-IN     FOR USE IN    PENSION     STOCK IN  RESTRICTED
(IN THOUSANDS EXCEPT SHARES)                     SHARES    AMOUNT    CAPITAL      BUSINESS   ADJUSTMENTS   TREASURY    STOCK
---------------------------------------------  ----------  -------  ----------   ----------  -----------   --------  ----------

Balance at April 1, 1994.....................  69,536,695  $69,536   $254,838      $612,545   $(12,675)     $(4,595) $  (4,441)
Issuance of common stock.....................   4,000,000    4,000    192,290
Stock option transactions....................     714,897      715     18,691                                  (584)
Amortization and forfeitures of restricted
  stock......................................                                                                           1,460
Cancellation of stock subscriptions..........      (3,235)      (3)       (77)
Net income...................................                                       143,237
Currency translation adjustment..............                                                   19,963
Unfunded pension obligation..................                                                     (636)
Hogan dividend...............................                                        (2,443)
Repayment of notes...........................
                                               ----------  -------  ----------   ----------  -----------   --------  ----------
Balance at March 31, 1995....................  74,248,357   74,248    465,742       753,339      6,652       (5,179)   (2,981)
Stock option transactions....................   1,347,368    1,348     40,460                                (5,309)
Granting of restricted stock of $200,000 net
  of amortization and forfeitures of
  $1,093,000.................................       4,130        4        196                                             893
Net income...................................                                       109,431
Currency translation adjustment..............                                                  (12,218)
Unfunded pension obligation..................                                                   (1,648)
Retirement of Hogan treasury stock...........    (171,233)    (171)       171
Repayment of notes...........................
                                               ----------  -------  ----------   ----------  -----------   --------  ----------
Balance at March 29, 1996....................  75,428,622   75,429    506,569       862,770     (7,214)     (10,488)   (2,088)
Stock option transactions....................   1,496,214    1,496     63,150                                (1,494)
Amortization and forfeitures of restricted
  stock......................................                                                                             837
Net income...................................                                       192,413
Currency translation adjustment..............                                                   (7,182)
Unfunded pension obligation..................                                                     (229)
Repayment of notes...........................
                                               ----------  -------  ----------   ----------  -----------   --------  ----------
Balance at March 28, 1997....................  76,924,836  $76,925   $569,719    $1,055,183   $(14,625)    $(11,982)  $(1,251)
                                               ----------  -------  ----------   ----------  -----------   --------  ----------
                                               ----------  -------  ----------   ----------  -----------   --------  ----------


                                                 NOTES
                                               RECEIVABLE
                                               FOR SHARES
(IN THOUSANDS EXCEPT SHARES)                      SOLD
---------------------------------------------  ----------
Balance at April 1, 1994.....................  $  (2,711 )
Issuance of common stock.....................
Stock option transactions....................
Amortization and forfeitures of restricted
  stock......................................
Cancellation of stock subscriptions..........
Net income...................................
Currency translation adjustment..............
Unfunded pension obligation..................
Hogan dividend...............................
Repayment of notes...........................     1,659
                                               ----------
Balance at March 31, 1995....................    (1,052)
Stock option transactions....................    (3,888)
Granting of restricted stock of $200,000 net
  of amortization and forfeitures of
  $1,093,000.................................
Net income...................................
Currency translation adjustment..............       (28)
Unfunded pension obligation..................
Retirement of Hogan treasury stock...........
Repayment of notes...........................       103
                                               ----------
Balance at March 29, 1996....................    (4,865)
Stock option transactions....................    (1,125)
Amortization and forfeitures of restricted
  stock......................................
Net income...................................
Currency translation adjustment..............       (24)
Unfunded pension obligation..................
Repayment of notes...........................     1,605
                                               ----------
Balance at March 28, 1997....................   $(4,409)
                                               ----------
                                               ----------

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as "CSC" or "the Company." All material intercompany transactions and balances have been eliminated.

    BUSINESS COMBINATION

    On August 1, 1996, CSC acquired The Continuum Company, Inc. ("Continuum"). Upon consummation of the merger, Continuum became a wholly owned subsidiary of the Company. Each outstanding share of Continuum common stock was converted into
 .79 of a share of common stock of the Company and each outstanding option to purchase shares of Continuum common stock was converted into an option to purchase .79 shares of CSC common stock. The acquisition has been accounted for as a pooling of interests, and previously reported consolidated financial statements of the Company for periods ended prior to August 1, 1996 have been restated to include the financial position and results of operations of Continuum.

    OTHER ACQUISITIONS

    On March 15, 1996, Continuum, prior to its merger with CSC, acquired Hogan Systems, Inc. ("Hogan") through the issuance of 4,814,000 shares of its common stock (equivalent to 3,803,000 shares of CSC's common stock). The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of Hogan for all periods presented.

    During the three years ended March 28, 1997, the Company made a number of acquisitions in addition to those described above which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $199,302,000, $34,497,000 and $63,102,000; and assumed liabilities of
$125,511,000, $18,628,000 and $85,465,000 for fiscal 1997, 1996 and 1995 respectively. The excess of cost of businesses acquired over related net assets was $139,504,000, $22,448,000 and $103,626,000 for fiscal 1997, 1996 and 1995, respectively.

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

    Revenues from certain information processing services are recorded at the time the service is utilized by the customer. Revenues from sales of proprietary software are generally recognized upon receipt of a signed contract or other form of evidence documenting a customer commitment, however, if significant customization is part of the transaction, such revenues are recognized over the period of delivery.

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION

    The Company's depreciation and amortization policies are as follows:

Property and Equipment:
  Buildings................................  10 to 40 years
  Computers and related equipment..........  3 to 10 years
  Furniture and other equipment............  2 to 10 years
                                             Shorter of lease term or useful
  Leasehold improvements...................  life
Investments and Other Assets:
  Purchased and internally developed
    software...............................  2 to 10 years
  Credit information files.................  10 to 20 years
  Excess of cost of businesses acquired
    over related net assets................  Up to 40 years
  Deferred contract costs..................  Contract life

    For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method, depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated on the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated above.

    Included in purchased and internally developed software are unamortized capitalized software development costs of $71,709,000 and $51,205,000 as of March 28, 1997 and March 29, 1996, respectively. The related amortization expense was $20,073,000, $19,947,000 and $8,814,000 for fiscal years 1997, 1996 and 1995, respectively. During March 1996, $20,200,000 of capitalized software was written off to reflect a decline in net realizable value associated primarily with changes in market conditions and changes in business strategy relating to certain banking products.

    Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $89,378,000 and $99,551,000 for fiscal 1997 and 1996, respectively. The related amortization expense was $12,112,000, $12,764,000 and $11,601,000 for fiscal 1997, 1996 and 1995, respectively.

    The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

    CASH FLOWS

    Cash payments for interest on indebtedness and taxes on income are as follows:

                                                                         FISCAL YEAR
                                                               -------------------------------
(IN THOUSANDS)                                                   1997       1996       1995
-------------------------------------------------------------  ---------  ---------  ---------
Interest.....................................................  $  37,910  $  36,322  $  26,311
Taxes on income..............................................     63,899     50,703     59,391

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. The Company has no material hedge contracts with respect to its foreign exchange or interest rate positions

    USE OF ESTIMATES

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

    During February 1995, the Company issued 4,000,000 shares of common stock through a public offering, resulting in net proceeds of $196,290,000. The proceeds were used to reduce short-term indebtedness and for general corporate purposes, including the financing of working capital needs and capital expenditures. If the reduction of indebtedness and the offering of related shares had occurred at the beginning of fiscal 1995, the corresponding effect on earnings per share for the year would not have been significant.

    Shares used to compute earnings per share are as follows:

                                                                    FISCAL YEAR
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Average shares outstanding..........................    75,947,284    74,432,531    70,148,723
Common stock equivalents............................     2,249,578     2,102,263     1,702,226
                                                      ------------  ------------  ------------
                                                        78,196,862    76,534,794    71,850,949
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    ACCOUNTING CHANGES

    Effective for fiscal 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and that such assets be reported at the lower of carrying amount or fair value. The adoption of SFAS No. 121 during fiscal 1997 did not have a material impact on results of operations or financial position.

                         COMPUTER SCIENCES CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Also effective for fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. This statement requires footnote disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement.

    RECENT ACCOUNTING PRONOUNCEMENTS

    During fiscal 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement replaces the presentation of primary earnings per share with basic earnings per share, and will require dual presentation of basic and diluted earnings per share on the face of the income statement. For CSC, diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase shares of the Company's common stock were exercised. As specified in the statement, the Company will apply the statement beginning with its third quarter of fiscal 1998, and earnings per share presentations will include restatement of prior period data presented. For fiscal 1997, basic earnings per share were $2.53 and diluted earnings per share were $2.46 under the provisions of SFAS No. 128.

    RECLASSIFICATIONS

    Certain reclassifications have been made in connection with the Company's acquisitions which were accounted for as poolings of interests.

NOTE 2--SPECIAL CHARGES

    The fiscal 1997 special charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The charge is comprised of $11,040,000 for investment banking and other merger expenses; $11,785,000 related to the write-off of certain capitalized software, other assets and intangibles; and $26,104,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs. At March 28, 1997, $7,184,000 of the $26,104,000 amount is reflected in accrued expenses.

    In connection with the fiscal 1996 acquisition of Hogan discussed in note 1, Continuum effected a plan to integrate, restructure and realign its expanded business. As a result, approximately $50,100,000 of special charges were expensed, including $9,600,000 of transaction and $9,800,000 of restructuring costs (which includes the consolidation of facilities and data processing and employee terminations). In addition, non-cash adjustments to the carrying value of certain tangible and intangible assets of $30,700,000 were recorded, including $20,200,000 to capitalized software (see note 1).

    Fiscal 1996 charges also included $26,000,000, related to an acquisition, which was assigned to purchased research and development and subsequently expensed with no income tax benefit.

                         COMPUTER SCIENCES CORPORATION

NOTE 3--INCOME TAXES

    The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                                      FISCAL YEAR
                                                           ----------------------------------
(IN THOUSANDS)                                                1997        1996        1995
---------------------------------------------------------  ----------  ----------  ----------
Domestic entities........................................  $  270,353  $  198,571  $  203,968
Entities outside the United States.......................      32,960      (1,641)     16,846
                                                           ----------  ----------  ----------
                                                           $  303,313  $  196,930  $  220,814
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The provisions for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                                        FISCAL YEAR
                                                              --------------------------------
(IN THOUSANDS)                                                   1997       1996       1995
------------------------------------------------------------  ----------  ---------  ---------
Current portion:
  Federal...................................................  $   89,368  $  27,611  $  50,190
  State.....................................................      12,065      2,282      5,983
  Foreign...................................................      11,420     14,258      7,153
                                                              ----------  ---------  ---------
                                                                 112,853     44,151     63,326
                                                              ----------  ---------  ---------
Deferred portion:
  Federal...................................................       3,566     38,980     12,339
  State.....................................................         664      7,540      1,223
  Foreign...................................................      (6,183)    (3,172)       689
                                                              ----------  ---------  ---------
                                                                  (1,953)    43,348     14,251
                                                              ----------  ---------  ---------
  Total provision for taxes.................................  $  110,900  $  87,499  $  77,577
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                                 FISCAL YEAR
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Statutory rate.......................................................       35.0%      35.0%      35.0%
State income tax, less effect of federal deduction...................        2.8        3.7        2.7
Goodwill amortization................................................         .6        1.8        1.3
Utilization of tax credits...........................................       (1.9)       (.2)       (.9)
Tax benefit of loss on sale..........................................                  (2.2)      (3.0)
Restructuring/purchased R&D..........................................                   5.5
Other................................................................         .1         .8
                                                                       ---------  ---------  ---------
Effective tax rate...................................................       36.6%      44.4%      35.1%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                         COMPUTER SCIENCES CORPORATION

NOTE 3--INCOME TAXES (CONTINUED)
    The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                                       MARCH 28,    MARCH 29,
(IN THOUSANDS)                                                           1997         1996
--------------------------------------------------------------------  -----------  -----------

Deferred tax assets (liabilities)
  Deferred income...................................................  $     2,055  $     8,153
  Employee benefits.................................................          788         (761)
  Provisions for contract settlement................................       16,047       15,866
  Currency exchange.................................................         (623)       1,427
  Other assets......................................................        8,096       10,879
  Contract accounting...............................................      (90,963)     (75,925)
  Depreciation and amortization.....................................      (73,921)     (69,875)
  Prepayments.......................................................       (7,460)     (24,601)
  R&D venture.......................................................                     2,371
  Tax loss/credit carryforwards.....................................                     2,405
  Other assets (liabilities)........................................        4,967       (6,536)
                                                                      -----------  -----------
Total deferred taxes................................................  $  (141,014) $  (136,597)
                                                                      -----------  -----------
                                                                      -----------  -----------

    Of the above deferred amounts, $63,473,000 and $51,620,000 are included in current income taxes payable at March 28, 1997 and March 29, 1996, respectively.

    During fiscal 1996, the Internal Revenue Service (IRS) completed its examination of the Company's consolidated federal income tax returns for fiscal years 1987 through 1991, and assessed the Company additional federal income tax plus interest. The Company filed a protest regarding the assessment and is currently in the final stages of resolving the issue with the Appeals Division of the IRS. In the opinion of management the results of the appeal will not have a material effect on the financial statements.

                         COMPUTER SCIENCES CORPORATION

NOTE 4--RECEIVABLES

    Receivables consist of the following:

                                                                     MARCH 28,     MARCH 29,
(IN THOUSANDS)                                                          1997          1996
------------------------------------------------------------------  ------------  ------------
Billed trade accounts.............................................  $    884,772  $    844,914
Recoverable amounts under contracts in progress...................       376,266       234,195
Other receivables.................................................        32,965        27,748
                                                                    ------------  ------------
                                                                    $  1,294,003  $  1,106,857
                                                                    ------------  ------------
                                                                    ------------  ------------

    Amounts due under long-term contracts include the following items:

                                                                        MARCH 28,   MARCH 29,
(IN THOUSANDS)                                                             1997        1996
----------------------------------------------------------------------  ----------  ----------
Included in billed trade accounts receivable--
  Amounts retained in accordance with contract terms, due upon
  completion or other specified event.................................  $    8,848  $    8,764
                                                                        ----------  ----------
                                                                        ----------  ----------
Included in recoverable amounts under contracts in progress:
  Amounts on fixed price contracts not billable in accordance with contract terms until some future date........................  $  231,115  $  113,920
  Amounts retained in accordance with contract terms, due upon
    completion or other specified event...............................      31,072      17,412
  Excess of costs over provisional billings, awaiting clearance for
    final billing or future negotiation...............................      26,056      18,093
  Accrued award fees..................................................      12,120      11,756
  Amounts on completed work, negotiated and awaiting contractual
    document..........................................................       4,106       3,082
  Unrecovered costs related to claims.................................       4,554      11,202
                                                                        ----------  ----------
                                                                        $  309,023  $  175,465
                                                                        ----------  ----------
                                                                        ----------  ----------

    The recoverable amounts under contracts in progress which have not yet been billed comprise amounts of contract revenue not billable at the balance sheet date. Such amounts generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer.

    All items relating to long-term contracts shown above are expected to be collected during fiscal 1998 except for $4,554,000 of unrecovered costs related to claims and $120,616,000 of other items to be collected during fiscal 1999 and thereafter. The unrecovered costs related to claims are recorded at net realizable value and consist primarily of amounts due under long-term contracts which are pending determination by negotiation or legal proceedings.

                         COMPUTER SCIENCES CORPORATION

NOTE 5--DEBT

    SHORT-TERM

    At March 28, 1997, the Company had uncommitted lines of credit of $80,000,000 with domestic banks. As of March 28, 1997, the Company had no borrowings outstanding under these lines of credit.

    At March 28, 1997, the Company also had committed lines of credit of $125,000,000 with certain foreign banks. As of March 28, 1997, the Company had $20,311,000 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. At March 28, 1997, the weighted average interest rate on borrowings under these short-term lines of credit was 5.0%. At March 29, 1996, the rate was 5.2%.

    LONG-TERM

                                                                        MARCH 28,   MARCH 29,
(IN THOUSANDS)                                                             1997        1996
----------------------------------------------------------------------  ----------  ----------

Commercial paper......................................................  $  296,937  $  246,834
6.8% term notes, due April 1999.......................................     150,000     150,000
6.5% term notes, due November 2001....................................     150,000
Capitalized lease liabilities, at varying interest rates, payable in
  monthly installments through fiscal 2000............................      17,451       9,313
Notes payable, at varying interest rates (from 5.0% to 7.2%) through
  fiscal 2003.........................................................      26,076      27,090
Other obligations.....................................................                     314
                                                                        ----------  ----------
Total long-term debt..................................................     640,464     433,551
Less current maturities...............................................       9,622       6,917
                                                                        ----------  ----------
                                                                        $  630,842  $  426,634
                                                                        ----------  ----------
                                                                        ----------  ----------

    At March 28, 1997, the weighted average interest rate on the Company's commercial paper was 5.4%. During September 1995, CSC Enterprises (see note 11) entered into a credit agreement to provide standby support for the commercial paper program. The standby agreement was increased from $350,000,000 to $490,000,000 during September 1996 and expires during September 1999.

    Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $11,823,000 (1997) and $10,362,000 (1996), less accumulated amortization of $6,055,000 and $4,396,000, respectively.

    Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $862 million of retained earnings were available for cash dividends at March 28, 1997.

    The carrying value of the Company's long-term debt is $640 million at March 28, 1997, as shown above. The corresponding fair value, as defined by SFAS No. 107, approximates the carrying value using the current rates available to the Company for debt of the same remaining maturities.

    Maturities of long-term debt are $9,622,000 (1998), $10,233,000 (1999),
$452,111,000 (2000), $0 (2001), $156,000,000 (2002) and $12,498,000 thereafter.

                         COMPUTER SCIENCES CORPORATION

NOTE 6--RETIREMENT PLANS

    PENSIONS

    The Company and its subsidiaries have several pension plans, as described below.

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

    Net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

                                                                       FISCAL YEAR
                                                            ----------------------------------
(IN THOUSANDS)                                                 1997        1996        1995
----------------------------------------------------------  ----------  ----------  ----------
Service cost--benefits earned during the year.............  $   42,831  $   32,351  $   28,016
Interest cost on projected benefit obligation.............      36,553      28,590      24,645
Actual return on assets...................................     (61,133)    (68,449)    (10,425)
Net amortization and deferral:
  Amortization of initial net asset gains.................        (320)       (538)       (520)
  Amortization of prior service costs.....................       1,703       1,432       1,393
  Amortization of net loss................................         999         518         613
  Asset gain (loss) deferred..............................      21,503      37,893     (15,704)
  SFAS No. 88 curtailment.................................                              (2,090)
                                                            ----------  ----------  ----------
Net periodic pension cost.................................  $   42,136  $   31,797  $   25,928
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                         COMPUTER SCIENCES CORPORATION

NOTE 6--RETIREMENT PLANS (CONTINUED)
    The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                               FISCAL YEAR
                                                        ----------------------------------------------------------
                                                                    1997                          1996
                                                        ----------------------------  ----------------------------
                                                        ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                                         ACCUMULATED      BENEFIT      ACCUMULATED      BENEFIT
                                                           BENEFIT      OBLIGATIONS      BENEFIT      OBLIGATIONS
(IN THOUSANDS)                                           OBLIGATIONS   EXCEED ASSETS   OBLIGATIONS   EXCEED ASSETS
------------------------------------------------------  -------------  -------------  -------------  -------------
Actuarial present value of benefit obligations: Vested
  benefit obligation..................................   $  (420,373)   $   (55,379)   $  (302,917)   $   (54,306)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
  Accumulated benefit obligation......................   $  (448,778)   $   (68,421)   $  (322,233)   $   (70,626)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Projected benefit obligation..........................   $  (534,327)   $   (81,155)   $  (382,798)   $   (87,278)
Plan assets at fair market value......................       572,802         46,554        419,915         55,292
                                                        -------------  -------------  -------------  -------------
Projected benefit obligation less than (in excess of)
  plan assets.........................................        38,475        (34,601)        37,117        (31,986)
Unrecognized net (gain) loss..........................       (40,428)         2,497        (20,005)         2,423
Prior service cost not yet recognized in net periodic
  pension cost........................................         8,393          7,500          2,514          7,398
Unrecognized (net asset) obligation being amortized
  over future service periods of plan participants....         2,677            759          1,095            940
Adjustment to reflect minimum liability...............                       (8,762)                       (9,934)
Contribution in fourth fiscal quarter.................                        1,940
                                                        -------------  -------------  -------------  -------------
Pension asset (liability).............................   $     9,117    $   (30,667)   $    20,721    $   (31,159)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    Assumptions used in the accounting for the Company's plans were:

                                                                                        FISCAL YEAR
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
U.S. PLAN
Discount or settlement rate.............................................          7.50%         7.50%         8.00%
Rate of increase in compensation levels.................................          5.41          5.85          6.25
Expected long-term rate of return on assets.............................          8.50          8.50          8.50

NON-U.S. PLANS
Discount or settlement rates............................................   6.00 - 8.00   7.00 - 9.00   7.00 - 9.00
Rates of increase in compensation levels................................   3.50 - 6.00   3.50 - 6.50   3.50 - 6.50
Expected long-term rates of return on assets............................   6.00 - 9.00   7.00 - 9.25   7.00 - 9.00

    Plan assets include actively managed funds, indexed funds and short-term investment funds.

    The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 28, 1997, plan assets included 2,760,162 shares of the

                         COMPUTER SCIENCES CORPORATION

NOTE 6--RETIREMENT PLANS (CONTINUED)
Company's common stock. During fiscal 1997, 1996 and 1995, the Company contributed $29,772,000, $20,809,000 and $18,252,000, respectively.

    OTHER POST-RETIREMENT BENEFITS

    The Company provides healthcare and life insurance benefits for certain retired U.S. employees, generally for those employed prior to August 1992. It is the Company's funding policy to make contributions to the related plans as required for recovery on government contracts. Most non-U.S. employees are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes. The net periodic post-retirement benefit costs, relating principally to retiree healthcare, amounted to $4,931,000, $5,100,000 and $5,368,000 in fiscal 1997, 1996 and 1995, respectively.

    Net periodic post-retirement benefit cost included the following components:

                                                                           FISCAL YEAR
                                                                 -------------------------------
(IN THOUSANDS)                                                     1997       1996       1995
---------------------------------------------------------------  ---------  ---------  ---------
Service cost, benefits earned during the period................  $     865  $     831  $     969
Interest cost on accumulated benefit obligation................      3,031      3,018      2,885
Actual return on plan assets...................................     (1,565)    (1,463)        (7)
Amortization of initial obligation.............................      1,633      1,633      1,633
Amortization of prior service cost.............................         36
Amortization of net (gain) loss................................        (44)       (42)        78
Asset gain (loss) deferred.....................................        975      1,123       (190)
                                                                 ---------  ---------  ---------
Net provision for post-retirement benefits.....................  $   4,931  $   5,100  $   5,368
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The status of the plan and amounts recognized in the Company's consolidated balance sheets are as follows:

                                                                                            MARCH 28,   MARCH 29,
(IN THOUSANDS)                                                                                 1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Actuarial present value of benefit obligation applicable to:
    Retirees..............................................................................  $  (20,302) $  (21,047)
    Fully eligible plan participants......................................................      (3,518)     (4,309)
    Other active plan participants........................................................     (13,109)    (16,056)
                                                                                            ----------  ----------
Accumulated post-retirement benefit obligation............................................     (36,929)    (41,412)
Plan assets at fair market value..........................................................      12,721       8,582
                                                                                            ----------  ----------
Accumulated post-retirement benefit obligation in excess of plan assets...................     (24,208)    (32,830)
Unrecognized net gain.....................................................................      (9,419)     (2,105)
Unrecognized transition obligation........................................................      25,359      26,992
Prior service cost not yet recognized in net periodic post-retirement benefit cost........         649         501
                                                                                            ----------  ----------
Accrued post-retirement benefit liability.................................................  $   (7,619) $   (7,442)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         COMPUTER SCIENCES CORPORATION

NOTE 6--RETIREMENT PLANS (CONTINUED)
    The assumed rate of return on plan assets was 7.0%, and the discount rate used to estimate the accumulated post-retirement benefit obligation was 7.5% for both fiscal 1997 and 1996. Plan assets include indexed and short-term investment funds. The assumed healthcare cost trend rate used in measuring the expected benefit obligation was 9.0% for fiscal 1997, declining to 5.0% for 2005 and subsequent years. A one-percentage point increase in the assumed healthcare cost trend rate would increase the accumulated post-retirement benefit obligation as of March 28, 1997, and the net periodic post-retirement benefit cost for fiscal year 1997 by $3,984,000 and $518,000, respectively.

                         COMPUTER SCIENCES CORPORATION

NOTE 7--COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $162,777,000 (1997), $148,088,000 (1996), and $138,222,000 (1995).

    Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 28, 1997 are as follows (in thousands):

FISCAL YEAR                                                            REAL ESTATE   EQUIPMENT
---------------------------------------------------------------------  -----------  -----------
1998.................................................................   $  75,198    $  45,489
1999.................................................................      59,759       25,614
2000.................................................................      49,250        7,600
2001.................................................................      41,273        2,562
2002.................................................................      31,019          589
Thereafter...........................................................     107,466          297
                                                                       -----------  -----------
                                                                        $ 363,965    $  82,151
                                                                       -----------  -----------
                                                                       -----------  -----------

    A shareholder of the Company provides data processing and consulting services and licenses certain software products to the Company. During the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995, the Company incurred aggregate expenses of $22,788,000, $22,647,000 and $15,662,000, respectively, related thereto, which are included in costs of services.

    CONTINGENCIES

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company's customer base includes Fortune 500 companies, the U.S. Federal government, and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company's customer base.

    The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's results of operations or financial position.

                         COMPUTER SCIENCES CORPORATION

NOTE 8--STOCK INCENTIVE AND STOCK PURCHASE PLANS

    STOCK INCENTIVE PLANS

    The Company has seven stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee. In addition, on August 1, 1996, in connection with the acquisition of Continuum, the Company assumed outstanding employee and non-employee director options to purchase an aggregate of 2,976,000 shares of Continuum common stock at an average exercise price of $26.77 per share (which is equivalent to 2,351,000 shares of CSC common stock at an average exercise price of $33.89 per share), and 28,628 shares of restricted Continuum common stock were converted into 22,616 shares of restricted CSC common stock.

    At March 28, 1997, March 29, 1996 and March 31, 1995, 2,294,465, 3,426,000
and 1,574,000 shares, respectively, of CSC common stock were available for the grant of future stock options. These amounts represent the number of CSC shares then available for option under the Company's seven stock incentive plans, plus the number of CSC share equivalents then available for assumed stock options, minus the 61,075 CSC share equivalents that were available for assumed stock options immediately prior to, but not after, the acquisition of Continuum by CSC.

    Information concerning stock options granted under stock incentive plans is as follows:

                                                     1997                      1996                     1995
                                           ------------------------  ------------------------  -----------------------
                                                         WEIGHTED                  WEIGHTED                 WEIGHTED
                                                          AVERAGE                   AVERAGE                  AVERAGE
                                             NUMBER      EXERCISE      NUMBER      EXERCISE      NUMBER     EXERCISE
                                            OF SHARES      PRICE      OF SHARES      PRICE     OF SHARES      PRICE
                                           -----------  -----------  -----------  -----------  ----------  -----------
Outstanding, beginning of year...........    6,986,440   $   30.89     7,163,943   $   25.54    6,311,434   $   21.31
Granted..................................    1,574,368       69.48     1,328,692       49.49    1,774,029       37.51
Exercised................................   (1,459,090)      25.53    (1,183,516)      18.77     (631,169)      17.64
Canceled.................................     (522,837)      41.80      (322,679)      33.01     (290,351)      24.02
                                           -----------               -----------               ----------
Outstanding, end of year.................    6,578,881   $   40.45     6,986,440   $   30.89    7,163,943   $   25.54
                                           -----------  -----------  -----------  -----------  ----------  -----------
                                           -----------  -----------  -----------  -----------  ----------  -----------
Exercisable, end of year.................    2,706,443   $   27.57     2,380,949   $   22.37    2,187,003   $   18.31
                                           -----------  -----------  -----------  -----------  ----------  -----------
                                           -----------  -----------  -----------  -----------  ----------  -----------

                                                                       MARCH 28, 1997
                                         --------------------------------------------------------------------------
                                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                         -----------------------------------------------  -------------------------
                                                        WEIGHTED          WEIGHTED                      WEIGHTED
                                                         AVERAGE           AVERAGE                       AVERAGE
                                           NUMBER       EXERCISE          REMAINING         NUMBER      EXERCISE
RANGE OF OPTION EXERCISE PRICE           OUTSTANDING      PRICE       CONTRACTUAL LIFE    EXERCISABLE     PRICE
---------------------------------------  -----------  -------------  -------------------  ----------  -------------
$.33 - $22.15..........................   1,376,112     $   18.02               4.5        1,137,260    $   17.59
22.17 - 30.22..........................   1,554,081         25.38               6.2          744,509        24.81
30.25 - 47.89..........................   1,491,228         40.95               7.7          573,534        39.65
48.13 - 70.88..........................   1,506,960         61.74               8.9          244,740        52.93
71.25 - 81.00..........................     650,500         73.43               9.2            6,400        72.34

    The Company uses the intrinsic value based method of accounting for stock-based compensation, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock and amortized over the vesting

                         COMPUTER SCIENCES CORPORATION

NOTE 8--STOCK INCENTIVE AND STOCK PURCHASE PLANS (CONTINUED) period. Compensation cost recognized for stock incentive plans was $1,184,000, $1,262,000 and $1,639,000 for fiscal 1997, 1996 and 1995, respectively.

    The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of awards would be charged against income on a straight-line basis over the vesting period. The pro forma effect on net income for fiscal 1996 and 1997 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

                                                                            1997                    1996
                                                                   ----------------------  ----------------------
                                                                       AS         PRO          AS         PRO
(IN THOUSANDS EXCEPT FOR EARNINGS PER SHARE)                        REPORTED     FORMA      REPORTED     FORMA
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net Income.......................................................  $  192,413  $  182,649  $  109,431  $  106,063
Earnings Per Share...............................................        2.46        2.34        1.43        1.39

    The weighted average fair value of options granted under the stock incentive plans during fiscal 1997 and 1996 were $91.36 and $65.71, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal 1997 and 1996 were 6.55% and 6.16%, respectively. The expected volatility of the market price of the Company's common stock for fiscal 1997 and 1996 grants was 26% and 26%, respectively. The expected average term of the granted options was 5.75 years.

    At March 28, 1997, March 29, 1996 and March 31, 1995, 148,241; 200,174 and
253,880 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed. Restricted stock awards consist of shares of common stock of the Company granted at par value. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. An amount equal to the excess of fair market value of the shares at the date of grant over par value is expensed over the restriction period. Shares of Continuum restricted stock vest ratably on the first five anniversaries of the date of issuance, and were granted coincident with cash bonuses aggregating $211,000 and $77,000 during the fiscal years ended March 29, 1996 and March 31, 1995, respectively. Shares of CSC restricted stock other than Continuum restricted stock generally vest on the fifth, sixth and seventh anniversaries of the date of issuance. During the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995, the weighted average market price per share of CSC restricted stock on the date of issuance was $22.98, $21.43 and $19.88, respectively.

    Certain acquired companies sold shares of their common stock to employees and directors in exchange for non-interest bearing notes secured by the shares. The outstanding principal balances of these notes amounted to $4,409,000 at March 28, 1997 and are classified as a reduction of stockholders' equity.

    STOCK PURCHASE PLAN

    Prior to the acquisition of Continuum by CSC on August 1, 1996, Continuum maintained an Employee Stock Purchase Plan which provided for the purchase of up to 300,000 shares of Continuum

                         COMPUTER SCIENCES CORPORATION

NOTE 8--STOCK INCENTIVE AND STOCK PURCHASE PLANS (CONTINUED) common stock (equivalent to 237,000 shares of CSC stock) by its employees. Substantially all employees of Continuum were eligible to participate, subject to certain limitations. The plan provided for semi-annual purchases of stock at 85% of the market value of the stock on the first day or, if lower, the last day of the six-month offering period. During the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995, 58,414; 80,383 and 71,834 shares of Continuum common stock (equivalent to 46,147; 63,503 and 56,749 shares of CSC common stock), respectively, were purchased with net proceeds of $2,044,000, $2,172,000 and $1,208,000, respectively.

NOTE 9--STOCKHOLDER RIGHTS PLAN

    Pursuant to its stockholder rights plan, the Company has issued one right for each outstanding share of its common stock. These rights, which are attached to and trade together with the common stock, are not currently exercisable. On the tenth business day after any person or entity acquires 20% or more of CSC's common stock, each right (other than rights held by the 20% stockholder, which will become void) will become exercisable to purchase one share of CSC common stock at 10% of the then-current market value. The rights expire December 21, 1998, and may be redeemed by the Board of Directors at $.01 per right at any time before they become exercisable.

                         COMPUTER SCIENCES CORPORATION

NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's business involves operations in principally one industry segment, providing information technology consulting, systems integration and outsourcing. CSC operates primarily in the United States, Europe, Australia and other Pacific Rim countries.

                                                                                        FISCAL YEAR
                                                                          ----------------------------------------
(IN THOUSANDS)                                                                1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Revenues
  United States.........................................................  $  3,795,361  $  3,342,317  $  2,871,164
  Europe................................................................     1,474,933     1,109,616       663,394
  Other.................................................................       345,754       288,827       253,468
                                                                          ------------  ------------  ------------
    Total...............................................................  $  5,616,048  $  4,740,760  $  3,788,026
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating income
  United States.........................................................  $    338,849  $    248,642  $    254,633
  Europe................................................................        36,502         6,514         8,033
  Other.................................................................         1,198        11,737        21,758
                                                                          ------------  ------------  ------------
    Total...............................................................  $    376,549  $    266,893  $    284,424
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable assets at year end
  United States.........................................................  $  2,696,620  $  1,844,305  $  1,705,010
  Europe................................................................       726,953       931,183       786,370
  Other.................................................................       157,285       160,531       140,200
                                                                          ------------  ------------  ------------
    Total...............................................................  $  3,580,858  $  2,936,019  $  2,631,580
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Operating income is generally calculated as total revenue less operating expenses, without adding or deducting corporate general and administrative costs, interest income and expense, income taxes or other items. Operating expenses include special charges.

    The Company derives a major portion of its revenues from departments and agencies of the United States government. At March 28, 1997, approximately 29% of the Company's accounts receivable were due from the federal government. Federal government revenues by agency/department are as follows:

                                                                                  FISCAL YEAR
                                             -------------------------------------------------------------------------------------
                                                        1997                         1996                         1995
                                             ---------------------------  ---------------------------  ---------------------------
                                                              PERCENT                      PERCENT                      PERCENT
(IN THOUSANDS)                                  AMOUNT       OF TOTAL        AMOUNT       OF TOTAL        AMOUNT       OF TOTAL
-------------------------------------------  ------------  -------------  ------------  -------------  ------------  -------------
Department of Defense......................  $  1,082,885           19%   $    961,587           20%   $    823,812           22%
National Aeronautics and Space
  Administration...........................       299,388            5         310,053            7         312,377            8
Other civil agencies.......................       253,394            5         299,859            6         353,206            9
                                                                    --                           --                           --
                                             ------------                 ------------                 ------------
  Total....................................  $  1,635,667           29%   $  1,571,499           33%   $  1,489,395           39%
                                                                    --                           --                           --
                                                                    --                           --                           --
                                             ------------                 ------------                 ------------
                                             ------------                 ------------                 ------------

                         COMPUTER SCIENCES CORPORATION

NOTE 11--AGREEMENTS WITH EQUIFAX

    During fiscal 1989, the Company entered into an agreement (the "Operating Agreement") with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. ("ECIS"), pursuant to which certain of the Company's subsidiaries (collectively, the "Bureaus") became affiliated credit bureaus of ECIS and purchase credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

    Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase the collections business (the "Collections Put Option"), and a separate option to require ECIS to purchase the credit reporting business and, if not previously sold, the collections business (the "Total Put Option"). Both options require six months' advance notice and expire on August 1, 2013. The price of the Collections Put Option is determined by a financial formula. The price of the Total Put Option is also determined by a financial formula if notice of exercise is given on or prior to July 31, 1998. If notice of exercise is given after July 31, 1998, the price of the Total Put Option is equal to appraised value.

    In the opinion of management, the price of the Total Put Option, as determined using consistent methods of calculation under the financial formulas, approximated $538 million at March 28, 1997. In its quarterly report for the quarter ended March 31, 1997, Equifax Inc. stated that this price is currently estimated at approximately $400 million.

    The Operating Agreement has a 10-year term, which will automatically be renewed indefinitely for successive 10-year periods unless the Company gives notice of termination at least six months prior to the expiration of any such term. In the event that on or prior to August 1, 2013 (i) the Company gives such notice of termination and does not exercise the Total Put Option prior to the termination of the then-current term or (ii) there is a change in control of the Company, then ECIS has an option for 60 days after the date of such event to require the Company to sell to it the credit reporting and collection businesses at the price for the Total Put Option.

    Effective December 1990, the Company, through affiliates, entered into a joint venture, named CSC Enterprises, to operate the Company's credit services operations and to carry out other business strategies through acquisition and investment. The joint venture is structured as a general partnership, with one of the Company's affiliates as the managing general partner. The Company assigned its credit reporting and collections businesses and its rights under the Operating Agreement to this partnership.

    As of March 28, 1997, the partners of CSC Enterprises included affiliates of CSC, affiliates of Equifax Inc., and Merel Corporation. The Company's rights under the Operating Agreement, including its put options, remain exercisable by the Company through its affiliates.

                         COMPUTER SCIENCES CORPORATION

NOTE 12--SUBSEQUENT EVENT: REORGANIZATION OF CSC ENTERPRISES

    As a result of recent developments relating to CSC Enterprises, the Company expects to recognize a net special credit of $2 million, or 2 cents per share, in the quarter ending June 27, 1997. The net credit will result from a tax benefit, estimated at $135 million, and an after-tax special charge, estimated at $133 million, as described below.

    During the fiscal quarter ending June 27, 1997, the Equifax affiliates withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions with respect to its remaining assets that will cause CSC to recognize an increase in the tax basis of certain of these assets. As required by SFAS No. 109, this tax basis increase will result in a deferred tax asset, estimated at $135 million, and a corresponding reduction of the company's provision for income taxes during the current fiscal quarter. Through related income tax deductions, the $135 million should be realized as cash savings over the next three to five years.

    In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the current fiscal quarter to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, the Company, through CSC Enterprises, will recognize an after-tax special charge, estimated at $133 million, during the fiscal quarter ending June 27, 1997. This special charge, which is principally non-cash, includes goodwill of $35 million, contract termination costs of $29 million, deferred contract costs and other assets of $24 million, telecommunications software and accruals of $21 million, telecommunications property, equipment and intangible assets of $14 million and other costs of $10 million.

    CSC Enterprises is currently comprised of affiliates of CSC, one of which is the managing general partner, and Merel Corporation. The Company's rights under the Operating Agreement, including its put options, remain exercisable by the Company through its affiliates.

                         COMPUTER SCIENCES CORPORATION

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)*

                                                                              FISCAL 1997
                                                         ------------------------------------------------------
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)                  LST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
-------------------------------------------------------  ------------  ------------  ------------  ------------
Revenues...............................................   $1,303,892    $1,355,255    $1,421,638    $1,535,263
Income before taxes....................................       71,773        27,010        87,690       116,840
Net income.............................................       45,277        14,006        57,390        75,740
Net earnings per share.................................         0.58          0.18          0.73          0.97

                                                                              FISCAL 1996
                                                         ------------------------------------------------------
                                                         LST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                         ------------  ------------  ------------  ------------
Revenues...............................................   $1,082,963    $1,128,648    $1,236,674    $1,292,475
Income before taxes....................................       56,622        62,900        46,105        31,303
Net income.............................................       35,941        39,569        19,721        14,200
Net earnings per share.................................         0.47          0.51          0.25          0.18

                                                                              FISCAL 1995
                                                         ------------------------------------------------------
                                                         LST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                         ------------  ------------  ------------  ------------
Revenues...............................................   $  831,202    $  888,701    $  930,570    $1,137,553
Income before taxes....................................       43,838        48,599        53,666        74,711
Net income.............................................       27,502        30,544        33,903        51,288
Net earnings per share.................................         0.39          0.43          0.48          0.70

------------------------

* Quarterly financial information has been restated for a business combination accounted for as a pooling of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled "Voting Securities and Principal Holders Thereof," "Item 1--Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 1997. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers" and "Comparison of Cumulative Total Return."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    These documents are included in the response to Item 8 of this report. See the index on page 15.

    (3) EXHIBITS

    The following exhibits are filed with this report:

  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBIT
-----------  ------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The
               Continuum Company, Inc. and Continental Acquisition, Inc......................................         (j)
       3.1   Restated Articles of Incorporation, effective October 31, 1988..................................         (c)
       3.2   Amendment to Restated Articles of Incorporation, effective August 10, 1992......................         (h)
       3.3   Amendment to Restated Articles of Incorporation, effective July 31, 1996........................         (k)
       3.4   Certificate of Amendment of Certificate of Designations of Series A Junior Participating
               Preferred Stock, effective August 1, 1996.....................................................         (m)
       3.5   By-Laws, amended and restated effective February 3, 1997........................................         (o)
      10.1   Annual Management Incentive Plan, effective April 2, 1983*......................................         (a)
      10.2   1978 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (l)
      10.3   1980 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (l)
      10.4   1984 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (l)
      10.5   1987 Stock Incentive Plan*......................................................................         (b)
      10.6   Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*.........................         (b)
      10.7   1990 Stock Incentive Plan*......................................................................         (f)
      10.8   1992 Stock Incentive Plan, amended and restated effective August 9, 1993*.......................         (l)
      10.9   Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*.........................         (o)
      10.10  1995 Stock Incentive Plan*......................................................................         (i)
      10.11  Deferred Compensation Plan, amended and restated effective November 4, 1996*....................         (n)
      10.12  Supplemental Executive Retirement Plan, amended and restated effective November 4, 1996*........         (n)
      10.13  1990 Nonemployee Director Retirement Plan, amended and restated effective December 6, 1996*.....         (o)
      10.14  Form of Indemnification Agreement for Directors.................................................         (d)
      10.15  Form of Indemnification Agreement for Officers..................................................         (e)
      10.16  Information Technology Services Agreements with General Dynamics Corporation, dated as of
               November 4, 1991..............................................................................         (g)
      10.17  $350 million Credit Agreement dated as of September 6, 1995.....................................         (i)
      10.18  First Amendment to $350 million Credit Agreement dated September 23, 1996.......................         (n)
      10.19  Amended and Restated Rights Agreement, effective August 1, 1996.................................         (m)
      11     Calculation of Primary and Fully Diluted Earnings Per Share.....................................
      21     Significant Active Subsidiaries and Affiliates of the Registrant................................
      23     Independent Auditors' Consent...................................................................
      27     Article 5 Financial Data Schedule...............................................................
      99.1   Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 1996.......................................................................
      99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 1996..................................................................
      99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the
               fiscal year ended December 31, 1996...........................................................

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

(a)-(e) These exhibits are incorporated herein by reference to the Company's Annual Report on

       Form 10-K for the fiscal years ended on the respective dates indicated below:

          (a) March 30, 1984              (d) April 3, 1992

          (b) April 1, 1988                (e) March 31, 1995

          (c) March 31, 1989

 (f) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.

 (g) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.

 (h) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.

 (i) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.

 (j) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.

 (k) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.

 (l) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.

(m) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.

 (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.

 (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTER SCIENCES CORPORATION

Dated: June 16, 1997

                                By:             /s/ VAN B. HONEYCUTT
                                     -----------------------------------------
                                                 Van B. Honeycutt,
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                 Chairman, President and
     /s/ VAN B. HONEYCUTT        Chief Executive Officer
------------------------------     (Principal Executive        June 16, 1997
       Van B. Honeycutt                  Officer)

                                  Vice President, Chief
      /s/ LEON J. LEVEL           Financial Officer and
------------------------------     Director (Principal         June 16, 1997
        Leon J. Level               Financial Officer)

      /s/ DENIS M. CRANE            Vice President and
------------------------------    Controller (Principal        June 16, 1997
        Denis M. Crane             Accounting Officer)

     /s/ HOWARD P. ALLEN
------------------------------           Director              June 16, 1997
       Howard P. Allen

   /s/ IRVING W. BAILEY, II
------------------------------           Director              June 16, 1997
     Irving W. Bailey, II

    /s/ WILLIAM R. HOOVER
------------------------------           Director              June 16, 1997
      William R. Hoover

    /s/ RICHARD C. LAWTON
------------------------------           Director              June 16, 1997
      Richard C. Lawton

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ THOMAS A. MCDONNELL
------------------------------           Director              June 16, 1997
     Thomas A. McDonnell

    /s/ F. WARREN MCFARLAN
------------------------------           Director              June 16, 1997
      F. Warren McFarlan

     /s/ JAMES R. MELLOR
------------------------------           Director              June 16, 1997
       James R. Mellor

   /s/ WILLIAM P. RUTLEDGE
------------------------------           Director              June 16, 1997
     William P. Rutledge

                 COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED MARCH 28, 1997

                                                                         ADDITIONS
                                                 BALANCE,       ----------------------------
                                                 BEGINNING      CHARGED TO COST                              BALANCE,
(IN THOUSANDS)                                   OF PERIOD       AND EXPENSES     OTHER(1)    DEDUCTIONS   END OF PERIOD
-------------------------------------------  -----------------  ---------------  -----------  -----------  -------------
Year ended March 28, 1997
Allowance for doubtful receivables.........      $  45,425         $  22,288      $    (618)   $  14,588     $  52,507

Year ended March 29, 1996
Allowance for doubtful receivables.........         32,254            20,623          1,001        8,453        45,425

Year ended March 31, 1995
Allowance for doubtful receivables.........         35,099             8,881          1,643       13,369        32,254

------------------------

(1) All years include balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The
               Continuum Company, Inc. and Continental Acquisition, Inc.                                        (j)
       3.1   Restated Articles of Incorporation, effective October 31, 1988                                     (c)
       3.2   Amendment to Restated Articles of Incorporation, effective August 10, 1992                         (h)
       3.3   Amendment to Restated Articles of Incorporation, effective July 31, 1996                           (k)
       3.4   Certificate of Amendment of Certificate of Designations of Series A Junior Participating
               Preferred Stock, effective August 1, 1996                                                        (m)
       3.5   By-Laws, amended and restated effective February 3, 1997                                           (o)
      10.1   Annual Management Incentive Plan, effective April 2, 1983*                                         (a)
      10.2   1978 Stock Option Plan, amended and restated effective March 31, 1988*                             (l)
      10.3   1980 Stock Option Plan, amended and restated effective March 31, 1988*                             (l)
      10.4   1984 Stock Option Plan, amended and restated effective March 31, 1988*                             (l)
      10.5   1987 Stock Incentive Plan*                                                                         (b)
      10.6   Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*                            (b)
      10.7   1990 Stock Incentive Plan*                                                                         (f)
      10.8   1992 Stock Incentive Plan, amended and restated effective August 9, 1993*                          (l)
      10.9   Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*                            (o)
     10.10   1995 Stock Incentive Plan*                                                                         (i)
     10.11   Deferred Compensation Plan, amended and restated effective November 4, 1996*                       (n)
     10.12   Supplemental Executive Retirement Plan, amended and restated effective November 4, 1996*           (n)
     10.13   1990 Nonemployee Director Retirement Plan, amended and restated effective December 6, 1996*        (o)
     10.14   Form of Indemnification Agreement for Directors                                                    (d)
     10.15   Form of Indemnification Agreement for Officers                                                     (e)
     10.16   Information Technology Services Agreements with General Dynamics Corporation, dated as of
               November 4, 1991                                                                                 (g)
     10.17   $350 million Credit Agreement dated as of September 6, 1995                                        (i)
     10.18   First Amendment to $350 million Credit Agreement dated September 23, 1996                          (n)
     10.19   Amended and Restated Rights Agreement, effective August 1, 1996                                    (m)
        11   Calculation of Primary and Fully Diluted Earnings Per Share
        21   Significant Active Subsidiaries and Affiliates of the Registrant
        23   Independent Auditors' Consent
        27   Article 5 Financial Data Schedule
      99.1   Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended
               December 31, 1996
      99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 1996
      99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the
               fiscal year ended December 31, 1996

Notes to Exhibit Index:

*   Management contract or compensatory plan or agreement

(a)-(e) These exhibits are incorporated herein by reference to the Company's Annual Report on

       Form 10-K for the fiscal years ended on the respective dates indicated below:

(a) March 30, 1984          (d) April 3, 1992
(b) April 1, 1988           (e) March 31, 1995
(c) March 31, 1989

(f) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.

(g) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.

(h) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.

(i) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.

(j) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.

(k) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.

(l) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.

(m) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.

(n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.

(o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.