Form 10-K/A
period 1997-03-28
COMPUTER SCIENCES CORP
filed 1997-06-26
CIK 23082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


    For fiscal 1997 compared with 1996, 26% growth in the Company's global commercial operations combined with 4% growth in revenues from the U.S. Federal Government to generate overall growth of 18%.


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


    During fiscal 1997, the Company's net income margin improved to 3.4% from 2.3%. The special charges incurred by Continuum during fiscal 1996 reduced net income by 1.3% of revenue or $61.7 million. The special charge incurred during fiscal 1997 reduced net income by .6% of revenue or $35.3 million.


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

DIVIDENDS


    It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors. A fiscal 1996 acquisition accounted for as a pooling of interests paid dividends to its shareholders of record of $.17 per share during fiscal 1995.

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

            INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California


    We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of March 28, 1997 and March 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. These consolidated financial statements and financial statement schedule give retroactive effect to the merger of Computer Sciences Corporation and The Continuum Company, Inc. on August 1, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of The Continuum Company, Inc. as of March 31, 1996 and for each of the two years in the period ended March 31, 1996. Such statements reflect aggregate total assets constituting 12% for 1996, and aggregate total revenues constituting 11% and 11% in 1996 and 1995 respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Continuum Company, Inc. is based solely on the report of the other auditor.


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


    Revenues from certain information processing services are recorded at the time the service is utilized by the customer. Revenues from sales of proprietary software are generally recognized upon receipt of a signed contract or other form of evidence documenting a customer commitment; however, if significant customization is part of the transaction, such revenues are recognized over the period of delivery.

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

NOTE 2--SPECIAL CHARGES


    The fiscal 1997 special charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280,000 or 45 cents per share. The charge is composed of $11,040,000 for investment banking and other merger expenses; $11,785,000 related to the write-off of certain capitalized software, other assets and intangibles; and $26,104,000 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs. At March 28, 1997, $7,184,000 of the $26,104,000 amount is reflected in accrued expenses.


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

                         COMPUTER SCIENCES CORPORATION

NOTE 3--INCOME TAXES

    The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                                      FISCAL YEAR
                                                           ----------------------------------
(IN THOUSANDS)                                                1997        1996        1995
---------------------------------------------------------  ----------  ----------  ----------
Domestic entities........................................  $  270,353  $  198,571  $  203,968
Entities outside the United States.......................      32,960      (1,641)     16,846
                                                           ----------  ----------  ----------
                                                           $  303,313  $  196,930  $  220,814
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The provisions for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:


                                                                        FISCAL YEAR
                                                              --------------------------------
(IN THOUSANDS)                                                   1997       1996       1995
------------------------------------------------------------  ----------  ---------  ---------
Current portion:
  Federal...................................................  $   83,185  $  27,611  $  50,190
  State.....................................................      12,065      2,282      5,983
  Foreign...................................................      10,529     14,258      7,153
                                                              ----------  ---------  ---------
                                                                 105,779     44,151     63,326
                                                              ----------  ---------  ---------
Deferred portion:
  Federal...................................................       3,566     38,980     12,339
  State.....................................................         664      7,540      1,223
  Foreign...................................................         891     (3,172)       689
                                                              ----------  ---------  ---------
                                                                   5,121     43,348     14,251
                                                              ----------  ---------  ---------
  Total provision for taxes.................................  $  110,900  $  87,499  $  77,577
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------


    The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                                 FISCAL YEAR
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Statutory rate.......................................................       35.0%      35.0%      35.0%
State income tax, less effect of federal deduction...................        2.8        3.7        2.7
Goodwill amortization................................................         .6        1.8        1.3
Utilization of tax credits...........................................       (1.9)       (.2)       (.9)
Tax benefit of loss on sale..........................................                  (2.2)      (3.0)
Restructuring/purchased R&D..........................................                   5.5
Other................................................................         .1         .8
                                                                       ---------  ---------  ---------
Effective tax rate...................................................       36.6%      44.4%      35.1%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

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


    Of the above deferred amounts, $104,179,000 and $75,282,000 are included in current income taxes payable at March 28, 1997 and March 29, 1996, respectively.


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

                         COMPUTER SCIENCES CORPORATION

NOTE 6--RETIREMENT PLANS (CONTINUED)
    The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                               FISCAL YEAR
                                                        ----------------------------------------------------------
                                                                    1997                          1996
                                                        ----------------------------  ----------------------------
                                                        ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                                         ACCUMULATED      BENEFIT      ACCUMULATED      BENEFIT
                                                           BENEFIT      OBLIGATIONS      BENEFIT      OBLIGATIONS
(IN THOUSANDS)                                           OBLIGATIONS   EXCEED ASSETS   OBLIGATIONS   EXCEED ASSETS
------------------------------------------------------  -------------  -------------  -------------  -------------
Actuarial present value of benefit obligations: Vested
  benefit obligation..................................   $  (420,373)   $   (55,379)   $  (302,917)   $   (54,306)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
  Accumulated benefit obligation......................   $  (448,778)   $   (68,421)   $  (322,233)   $   (70,626)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Projected benefit obligation..........................   $  (534,327)   $   (81,155)   $  (382,798)   $   (87,278)
Plan assets at fair market value......................       572,802         46,554        419,915         55,292
                                                        -------------  -------------  -------------  -------------
Projected benefit obligation less than (in excess of)
  plan assets.........................................        38,475        (34,601)        37,117        (31,986)
Unrecognized net (gain) loss..........................       (40,428)         2,497        (20,005)         2,423
Prior service cost not yet recognized in net periodic
  pension cost........................................         8,393          7,500          2,514          7,398
Unrecognized (net asset) obligation being amortized
  over future service periods of plan participants....         2,677            759          1,095            940
Adjustment to reflect minimum liability...............                       (8,762)                       (9,934)
Contribution in fourth fiscal quarter.................                        1,940
                                                        -------------  -------------  -------------  -------------
Pension asset (liability).............................   $     9,117    $   (30,667)   $    20,721    $   (31,159)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    Assumptions used in the accounting for the Company's plans were:


                                                                                        FISCAL YEAR
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
U.S. PLAN
Discount or settlement rate.............................................          7.50%         7.50%         8.00%
Rate of increase in compensation levels.................................          5.91          5.85          6.25
Expected long-term rate of return on assets.............................          8.50          8.50          8.50

NON-U.S. PLANS
Discount or settlement rates............................................   6.00 - 8.00   7.00 - 9.00   7.00 - 9.00
Rates of increase in compensation levels................................   3.50 - 6.00   3.50 - 6.50   3.50 - 6.50
Expected long-term rates of return on assets............................   6.00 - 9.00   7.00 - 9.25   7.00 - 9.00


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


    DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995, the Company incurred aggregate expenses of $22,788,000, $22,647,000 and $15,662,000, respectively, related thereto, which are included in costs of services.


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


                                                                                        FISCAL YEAR
                                                                          ----------------------------------------
(IN THOUSANDS)                                                                1997          1996          1995
------------------------------------------------------------------------  ------------  ------------  ------------
Revenues
  United States.........................................................  $  3,795,361  $  3,342,317  $  2,871,164
  Europe................................................................     1,474,933     1,109,616       663,394
  Other.................................................................       345,754       288,827       253,468
                                                                          ------------  ------------  ------------
    Total...............................................................  $  5,616,048  $  4,740,760  $  3,788,026
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating income
  United States.........................................................  $    342,353  $    248,642  $    254,633
  Europe................................................................        32,998         6,514         8,033
  Other.................................................................         1,198        11,737        21,758
                                                                          ------------  ------------  ------------
    Total...............................................................  $    376,549  $    266,893  $    284,424
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable assets at year end
  United States.........................................................  $  2,696,620  $  1,844,305  $  1,705,010
  Europe................................................................       726,953       931,183       786,370
  Other.................................................................       157,285       160,531       140,200
                                                                          ------------  ------------  ------------
    Total...............................................................  $  3,580,858  $  2,936,019  $  2,631,580
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------


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

                         COMPUTER SCIENCES CORPORATION

NOTE 12--SUBSEQUENT EVENT, REORGANIZATION OF CSC ENTERPRISES


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


    CSC Enterprises is currently composed of affiliates of CSC, one of which is the managing general partner, and Merel Corporation. The Company's rights under the Operating Agreement, including its put options, remain exercisable by the Company through its affiliates.

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

    (3) EXHIBITS

    The following exhibits are filed with this report:


  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBIT
-----------  ------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The
               Continuum Company, Inc. and Continental Acquisition, Inc......................................         (k)
       3.1   Restated Articles of Incorporation, effective October 31, 1988..................................         (c)
       3.2   Amendment to Restated Articles of Incorporation, effective August 10, 1992......................         (i)
       3.3   Amendment to Restated Articles of Incorporation, effective July 31, 1996........................         (l)
       3.4   Certificate of Amendment of Certificate of Designations of Series A Junior Participating
               Preferred Stock, effective August 1, 1996.....................................................         (n)
       3.5   By-Laws, amended and restated effective February 3, 1997........................................         (p)
      10.1   Annual Management Incentive Plan, effective April 2, 1983*......................................         (a)
      10.2   1978 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (m)
      10.3   1980 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (m)
      10.4   1984 Stock Option Plan, amended and restated effective March 31, 1988*..........................         (m)
      10.5   1987 Stock Incentive Plan*......................................................................         (b)
      10.6   Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*.........................         (b)
      10.7   1990 Stock Incentive Plan*......................................................................         (g)
      10.8   1992 Stock Incentive Plan, amended and restated effective August 9, 1993*.......................         (m)
      10.9   Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*.........................         (p)
      10.10  1995 Stock Incentive Plan*......................................................................         (j)
      10.11  Deferred Compensation Plan, amended and restated effective November 4, 1996*....................         (o)
      10.12  Supplemental Executive Retirement Plan, amended and restated effective November 4, 1996*........         (o)
      10.13  1990 Nonemployee Director Retirement Plan, amended and restated effective December 6, 1996*.....         (p)
      10.14  Form of Indemnification Agreement for Directors.................................................         (d)
      10.15  Form of Indemnification Agreement for Officers..................................................         (e)
      10.16  Information Technology Services Agreements with General Dynamics Corporation, dated as of
               November 4, 1991..............................................................................         (h)
      10.17  $350 million Credit Agreement dated as of September 6, 1995.....................................         (j)
      10.18  First Amendment to $350 million Credit Agreement dated September 23, 1996.......................         (o)
      10.19  Amended and Restated Rights Agreement, effective August 1, 1996.................................         (n)
      11     Calculation of Primary and Fully Diluted Earnings Per Share.....................................         (f)
      21     Significant Active Subsidiaries and Affiliates of the Registrant................................         (f)
      23     Independent Auditors' Consent...................................................................
      27     Article 5 Financial Data Schedule...............................................................         (f)
      99.1   Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year
               ended December 31, 1996.......................................................................         (f)
      99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal
               year ended December 31, 1996..................................................................         (f)
      99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the
               fiscal year ended December 31, 1996...........................................................         (f)

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

(a)-(e) These exhibits are incorporated herein by reference to the Company's Annual Report on

       Form 10-K for the fiscal years ended on the respective dates indicated below:

          (a) March 30, 1984              (d) April 3, 1992

          (b) April 1, 1988                (e) March 31, 1995


          (c) March 31, 1989              (f) March 28, 1997



 (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.



 (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.



 (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.



 (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.



 (k) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.



 (l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.



(m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.



 (n) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.



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


                                COMPUTER SCIENCES CORPORATION

Dated: June 26, 1997

                                By:              /s/ DENIS M. CRANE
                                     -----------------------------------------
                                                  Denis M. Crane,
                                           VICE PRESIDENT AND CONTROLLER

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

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                          DESCRIPTION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The
               Continuum Company, Inc. and Continental Acquisition, Inc.                                        (k)
       3.1   Restated Articles of Incorporation, effective October 31, 1988                                     (c)
       3.2   Amendment to Restated Articles of Incorporation, effective August 10, 1992                         (i)
       3.3   Amendment to Restated Articles of Incorporation, effective July 31, 1996                           (l)
       3.4   Certificate of Amendment of Certificate of Designations of Series A Junior Participating
               Preferred Stock, effective August 1, 1996                                                        (n)
       3.5   By-Laws, amended and restated effective February 3, 1997                                           (p)
      10.1   Annual Management Incentive Plan, effective April 2, 1983*                                         (a)
      10.2   1978 Stock Option Plan, amended and restated effective March 31, 1988*                             (m)
      10.3   1980 Stock Option Plan, amended and restated effective March 31, 1988*                             (m)
      10.4   1984 Stock Option Plan, amended and restated effective March 31, 1988*                             (m)
      10.5   1987 Stock Incentive Plan*                                                                         (b)
      10.6   Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*                            (b)
      10.7   1990 Stock Incentive Plan*                                                                         (g)
      10.8   1992 Stock Incentive Plan, amended and restated effective August 9, 1993*                          (m)
      10.9   Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*                            (p)
     10.10   1995 Stock Incentive Plan*                                                                         (j)
     10.11   Deferred Compensation Plan, amended and restated effective November 4, 1996*                       (o)
     10.12   Supplemental Executive Retirement Plan, amended and restated effective November 4, 1996*           (o)
     10.13   1990 Nonemployee Director Retirement Plan, amended and restated effective December 6, 1996*        (p)
     10.14   Form of Indemnification Agreement for Directors                                                    (d)
     10.15   Form of Indemnification Agreement for Officers                                                     (e)
     10.16   Information Technology Services Agreements with General Dynamics Corporation, dated as of
               November 4, 1991                                                                                 (h)
     10.17   $350 million Credit Agreement dated as of September 6, 1995                                        (j)
     10.18   First Amendment to $350 million Credit Agreement dated September 23, 1996                          (o)
     10.19   Amended and Restated Rights Agreement, effective August 1, 1996                                    (n)
        11   Calculation of Primary and Fully Diluted Earnings Per Share                                        (f)
        21   Significant Active Subsidiaries and Affiliates of the Registrant                                   (f)
        23   Independent Auditors' Consent
        27   Article 5 Financial Data Schedule                                                                  (f)
      99.1   Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended
               December 31, 1996                                                                                (f)
      99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal
               year ended December 31, 1996                                                                     (f)
      99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the
               fiscal year ended December 31, 1996                                                              (f)

Notes to Exhibit Index:

*   Management contract or compensatory plan or agreement

(a)-(e) These exhibits are incorporated herein by reference to the Company's Annual Report on

       Form 10-K for the fiscal years ended on the respective dates indicated below:


(a) March 30, 1984          (d) April 3, 1992
(b) April 1, 1988           (e) March 31, 1995
(c) March 31, 1989          (f)  March 28, 1997



(g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.



(h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.



(i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.



(j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.



(k) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.



(l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.



(m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.



(n) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.



(o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.



(p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.