Form 10-Q
period 1997-06-27
COMPUTER SCIENCES CORP
filed 1997-08-08
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1997

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


     77,150,280 shares of Common Stock, $1.00 par value, were outstanding on June 27, 1997.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         First Quarter ended June 27, 1997 and
         June 28, 1996....................................................  3

      Consolidated Condensed Balance Sheets,
         June 27, 1997 and March 28, 1997.................................  4

      Consolidated Condensed Statements of Cash Flows
         First quarter ended June 27, 1997 and June 28, 1996..............  5

      Notes to Consolidated Condensed Financial Statements................  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  8


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K............................... 12

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
                              First Quarter Ended
                            ------------------------
    (In thousands except      June 27,     June 28,
      per-share amounts)        1997         1996
                            -----------  -----------

Revenues                    $1,488,750   $1,303,892
                            -----------  -----------

Costs of services            1,171,266    1,037,208

Selling, general and
  administrative               138,613      116,453

Depreciation and
  amortization                  88,755       71,607

Interest expense                10,736        8,314

Interest income                 (1,401)      (1,463)

Special charge (note A)        208,393
                            -----------  -----------

Total costs and
  expenses                   1,616,362    1,232,119
                            -----------  -----------

Income before taxes           (127,612)      71,773

Taxes on income (note A)      (180,200)      26,496
                            -----------  -----------

Net income                  $   52,588   $   45,277
                            ===========  ===========


Earnings per common
  share (notes A and B)     $     0.67   $     0.58
                            ===========  ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    June 27,       Mar. 28,
           (In thousands)                             1997           1997
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $   75,790     $  110,726
  Receivables                                      1,338,205      1,294,003
  Prepaid expenses and other current assets          216,572        207,698
                                                  -----------    -----------
      Total current assets                         1,630,567      1,612,427
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   516,602        561,670
OTHER ASSETS                                         620,292        518,692

PROPERTY AND EQUIPMENT, at cost                    1,773,297      1,668,905
  Less accumulated depreciation and amortization     844,275        780,836
                                                  -----------    -----------
      Property and equipment, net                    929,022        888,069
                                                  -----------    -----------
      Total assets                                $3,696,483     $3,580,858
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $   62,130     $   29,933
  Accounts payable                                   266,224        295,112
  Accrued payroll and related costs                  276,073        252,902
  Other accrued expenses                             323,163        311,283
  Deferred revenue                                    92,276        112,888
  Income taxes payable                                11,235         84,995
                                                  -----------    -----------
      Total current liabilities                    1,031,101      1,087,113
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  725,226        630,842
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                          194,434        193,343
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share      77,489         76,925
  Other stockholders' equity                       1,668,233      1,592,635
                                                  -----------    -----------
    Total stockholders' equity                     1,745,722      1,669,560
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $3,696,483     $3,580,858
                                                  ===========    ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
                                                        First Quarter Ended
                                                      -----------------------
(In thousands, increase (decrease) in                  June 27,     June 28,
cash and cash equivalents)                               1997         1996
                                                      ----------   ----------
Cash flows from operating activities:
 Net income                                           $  52,588    $  45,277
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special charge net of tax                             (1,707)
   Depreciation and amortization                         88,755       71,607
   Provision for losses on accounts receivable           (1,537)       2,677
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                                 (85,323)     (88,766)
     Decrease in liabilities                            (42,440)     (42,046)
                                                      ----------   ----------
Net cash provided by (used in) operating activities      10,336      (11,251)
                                                      ----------   ----------
Investing activities:
 Purchases of property, plant and equipment             (90,936)     (64,131)
 Acquisitions, net of cash acquired                     (12,599)     (55,366)
 Outsourcing contracts                                  (77,840)
 Purchased and internally developed software            (12,925)     (13,180)
 Other investing cash flows                               8,833        2,415
                                                      ----------   ----------
Net cash used in investing activities                  (185,467)    (130,262)
                                                      ----------   ----------
Financing activities:
 Borrowing under commercial paper, net                   96,568       27,009
 Borrowing under lines of credit, net                    30,742       18,997
 Principal payments on long-term debt                    (2,127)        (303)
 Proceeds from stock option transactions                 13,131       11,424
 Other financing cash flows                               1,881        3,826
                                                      ----------   ----------
Net cash provided by financing activities               140,195       60,933
                                                      ----------   ----------

Net decrease in cash and cash equivalents               (34,936)     (80,580)

Cash and cash equivalents at beginning of year          110,726      113,873
                                                      ----------   ----------
Cash and cash equivalents at end of period            $  75,790    $  33,293
                                                      ==========   ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


(A) CSC recognized a net special credit of $1.7 million, or 2 cents per share, in the current fiscal quarter as a result of recent developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

     During the fiscal quarter ended June 27, 1997, several partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes during the current fiscal quarter.

     In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the current fiscal quarter to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized an after-tax special charge of $133 million during the fiscal quarter ending June 27, 1997. This special charge includes goodwill of $35 million, contract termination costs of $34 million, deferred contract costs and other assets of $20 million, telecommunications software and accruals of $22 million, telecommunications property, equipment and intangible assets of $12 million and other costs of $10 million.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 78,520,000 and 77,677,000 respectively, for the three months ended June 27, 1997 and June 28, 1996 (see Part II,
     Exhibit 11).

(C) No dividends were paid during the periods presented. There were 77,489,216 shares at June 27, 1997 and 76,924,836 shares at March 28, 1997 of $1.00 par value common stock issued with 338,936 and 332,220 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $17,765,000 and $11,362,000 respectively, for the three months ended June 27, 1997 and June 28, 1996. Cash payments for taxes on income were $25,216,000 and $9,354,000 respectively, for the three months ended June 27, 1996, and June 28, 1996.

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

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       First Quarter of Fiscal 1998 versus
                          First Quarter of Fiscal 1997

Revenues

The Company derived its revenues for the first quarter from the following market sectors (dollars in millions):

                              First Quarter
                              --------------   Pct.
                               FY98    FY97   Growth
                              ------  ------  ------
U.S. Commercial               $  605  $  475   27.2%
Europe                           381     300   26.8
Other International               99      83   20.8
                              ------  ------  ------
   Total Commercial            1,085     858   26.5
U.S. Federal Government          404     446   (9.4)
                              ------  ------  ------
   Total                      $1,489  $1,304   14.2%
                              ======  ======  ======

During the first quarter ended June 27, 1997, the Company's total revenue increased 14.2%, or $185 million, over the same period last year. Commercial revenues grew 26.5%, or $227 million over the same quarter of last year. U.S. Federal revenues decreased 9.4%, or $42 million.

U.S. commercial revenues grew 27.2% or $130 million during the first quarter of fiscal 1998 over the same period last year. Approximately half of the growth was provided by information technology outsourcing contracts, including recent contracts with J.P. Morgan and DuPont. The remainder is derived principally from continued demand for consulting and systems integration services, the acquisition of American Practice Management and growth at CSC Financial Services Group.

Europe revenues grew $81 million or 26.8% during the first quarter of fiscal 1998 over the same period last year. Growth came principally from new outsourcing business signed last year; from the acquisition last year of 75% of Datacentralen, a major provider of information technology services in Denmark; and from CSC's German SAP consulting practice. Growth in Other International revenues resulted mainly from expansion of our international financial services business and Australian operations.

U.S. federal government revenue accounts for 27.1% of total revenue for the quarter compared to 34.2% for the first quarter of 1997. Federal revenue decreased 9.4% or $42 million, principally due to the completion last year several contracts. During the first quarter of fiscal 1998, the Company announced $126 million in new federal contracts.

As a result of the trends described above, the Company's revenues by market sector are as follows:

Revenue by Market Sector,              First Quarter
as a percentage of total                FY98    FY97
----------------------------           ------  ------
     U.S. Commercial                     40%     36%
     Europe                              26      23
     Other International                  7       6
                                       ------  ------
        Total Commercial                 73      65
     U.S. Federal Government             27      35
                                       ------  ------
        Total Revenue                   100%    100%
                                       ======  ======

Costs and Expenses

The Company's recurring costs and expenses as a percentage of revenue are as follows (dollars in millions):

                                                    Percentage of
                               Dollar Amount           Revenue
                              ---------------      ---------------
                               First Quarter        First Quarter
                              ---------------      ---------------
                               FY98     FY97        FY98     FY97
                              ------   ------      ------   ------
Costs of services             $1,171   $1,037       78.7%    79.5%
Selling, general & admin.        139      116        9.3      8.9
Depreciation and amort.           89       72        6.0      5.5
Interest expense, net              9        7        0.6      0.5
                              ------   ------      ------   ------
   Total                      $1,408   $1,232       94.6%    94.5%
                              ======   ======      ======   ======

Comparing the first quarters of fiscal 1998 and 1997, total costs and expenses remained at a similar level as a percentage of revenue. Cost of services as a percentage of revenue decreased due to the continued shift in the Company's revenue mix toward commercial operations, and performance improvements within
European operations and the Financial Services Group.

Selling, general and administrative costs also increased as a percentage of revenue due to growth in commercial operations relative to U.S. Federal business. This increase was offset in part by improvement in the selling, general and administrative percentage within the Company's outsourcing and U.S. consulting operations.

Special Charge

The results of operations for the quarter ended June 27, 1997 include a net special credit of $1.7 million, or 2 cents per share, resulting from recent developments at CSC Enterprises, a general partnership which operates the Company's credit services operations and carries out other business strategies through acquisition and investment. This net credit resulted from a tax benefit of $135 million and a special charge of $208.4 ($133.3 million after tax).

During the fiscal quarter ended June 27, 1997, several partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes during the current fiscal quarter.

In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the current fiscal quarter to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized an after-tax special charge of $133 million during the fiscal quarter ending
June 27, 1997. This special charge includes goodwill of $35 million, contract termination costs of $34 million, deferred contract costs and other assets of $20 million, telecommunications software and accruals of $22 million, telecommunications property, equipment and intangible assets of $12 million and other costs of $10 million.

Income Before Taxes

Reflecting the Company's revenue growth, income before taxes and before special items increased to $80.8 million, up $9.0 million, or 12.6% compared with the same quarter last year. The Company's profit margin before special items was 5.4% compared to 5.5% for the same quarter last year.

Net Income

Earnings before the special items were $50.9 million for the first quarter of fiscal 1998, up $5.6 million, or 12.4%, over the same quarter last year. This year's first quarter earnings per share of 67 cents increased 15.5% over the 58 cents for last year's first quarter. The current quarter earnings include a net special credit of $1.7 million or 2 cents per share.

Cash Flows

Cash provided by operating activities was $10.3 million for the first quarter, compared with a use of cash of $11.3 million during the same period last year. Higher earnings and non-cash depreciation and amortization expenses were the primary drivers of the improvement.

The Company's cash expenditures for investing activities totaled $185.5 million for the most recent quarter versus $130.3 million during the same period of last year. The increase principally relates to the acquisitions of outsourcing assets in connection with the DuPont Contract and assets purchases within the European Group.

Cash provided by financing activities was $140.2 million for the most recent quarter versus $60.9 million for the same period last year. Current year financing activities utilized the Company's established credit lines and commercial paper program.

Financial Condition

During the first quarter of fiscal 1998, the Company's capital outlays included $181.4 million of business investments in the form of fixed asset purchases and acquisitions. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $110.7 million to $75.8 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 31.1% at June 27, 1997 versus 28.4% at fiscal 1997 year end.

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

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 28, 1997

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders
    (m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (n) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996
    (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.


    b.  Reports on Form 8-K:

There was one report on Form 8-K filed during the first quarter of fiscal 1998. On June 23, 1997, the Registrant filed a Current Report on Form 8-K dated June 23, 1997 reporting that the Registrant expected to recognize a net tax credit in the fiscal quarter ending June 27, 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: August 8, 1997               By: /s/ Denis M. Crane
                                   -----------------------------
                                   Denis M. Crane
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  11         Calculation of Primary and Fully Diluted Earnings Per Share

  27         Article 5 Financial Data Schedule

  28         Revenues by Market Sector
