Form 10-Q
period 1997-09-26
COMPUTER SCIENCES CORP
filed 1997-11-10
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

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


     77,646,301 shares of Common Stock, $1.00 par value, were outstanding on September 26, 1997.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         Second Quarter and Six Months Ended
         September 26, 1997 and September 27, 1996........................  3

      Consolidated Condensed Balance Sheets,
         September 26, 1997 and March 28, 1997............................  4

      Consolidated Condensed Statements of Cash Flows,
         Six Months Ended September 26, 1997
         and September 27, 1996...........................................  5

      Notes to Consolidated Condensed Financial Statements................  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  8


PART II.  OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security-Holders............ 12

   Item 6. Exhibits and Reports on Form 8-K............................... 13

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
                            Second Quarter Ended        Six Months Ended
                           ----------------------    ----------------------
    (In thousands except    Sept. 26,   Sept. 27,     Sept. 26,   Sept. 27,
      per-share amounts)      1997        1996          1997        1996
                           ----------  ----------    ----------  ----------

Revenues                   $1,578,824  $1,355,255    $3,067,574  $2,659,147
                           ----------  ----------    ----------  ----------

Costs of services           1,231,109   1,073,502     2,402,375   2,110,710

Selling, general and
  administrative              148,269     116,306       286,882     232,759

Depreciation and
  amortization                 95,963      80,902       184,718     152,509

Interest expense               12,430      10,708        23,166      19,022

Interest income                (1,300)     (2,102)       (2,701)     (3,565)

Special charges (note A)                   48,929       208,393      48,929
                           ----------  ----------    ----------  ----------

Total costs and
  expenses                  1,486,471   1,328,245     3,102,833   2,560,364
                           ----------  ----------    ----------  ----------

Income before taxes            92,353      27,010       (35,259)     98,783

Taxes on income (note A)       33,800      13,004      (146,400)     39,500
                           ----------  ----------    ----------  ----------

Net income                 $   58,553  $   14,006    $  111,141  $   59,283
                           ==========  ==========    ==========  ==========


Earnings per common
  share (notes A and B)    $     0.74  $     0.18    $     1.41  $     0.76
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   Sept. 26,       Mar. 28,
           (In thousands)                             1997           1997
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $   67,926     $  110,726
  Receivables                                      1,360,047      1,294,003
  Prepaid expenses and other current assets          237,127        207,698
                                                  -----------    -----------
      Total current assets                         1,665,100      1,612,427
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   546,843        561,670
OTHER ASSETS                                         645,072        518,692

PROPERTY AND EQUIPMENT, at cost                    1,828,619      1,668,905
  Less accumulated depreciation and amortization     894,042        780,836
                                                  -----------    -----------
      Property and equipment, net                    934,577        888,069
                                                  -----------    -----------
      Total assets                                $3,791,592     $3,580,858
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $   39,417     $   29,933
  Accounts payable                                   274,960        295,112
  Accrued payroll and related costs                  268,059        252,902
  Other accrued expenses                             369,941        311,283
  Deferred revenue                                    84,378        112,888
  Income taxes payable                                 4,936         84,995
                                                  -----------    -----------
      Total current liabilities                    1,041,691      1,087,113
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  736,954        630,842
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                          192,365        193,343
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share      77,989         76,925
  Other stockholders' equity                       1,742,593      1,592,635
                                                  -----------    -----------
    Total stockholders' equity                     1,820,582      1,669,560
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $3,791,592     $3,580,858
                                                  ===========    ===========

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                        Six Months Ended
                                                     ----------------------
(In thousands, increase (decrease) in                 Sept. 26,   Sept. 27,
cash and cash equivalents)                              1997        1996
                                                     ----------  ----------
Cash flows from operating activities:
 Net income                                          $ 111,141   $  59,283
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special items, net of income tax effects              6,342      35,280
   Depreciation and amortization                       184,718     152,509
   Provision for losses on accounts receivable           2,555       6,689
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (135,112)   (199,264)
     (Decrease) increase in liabilities                 (6,752)     35,274
                                                     ----------  ----------
Net cash provided by operating activities              162,892      89,771
                                                     ----------  ----------
Investing activities:
 Purchases of property, plant and equipment           (164,171)   (147,201)
 Acquisitions, net of cash acquired                    (50,349)   (137,690)
 Outsourcing contracts                                (105,991)    (36,424)
 Purchased and internally developed software           (33,966)    (24,594)
 Other investing cash flows                             (6,128)     (1,296)
                                                     ----------  ----------
Net cash used in investing activities                 (360,605)   (347,205)
                                                     ----------  ----------
Financing activities:
 Borrowings under commercial paper, net                102,843     170,491
 Borrowings (repayments) under lines of credit, net      9,426      (4,376)
 Principal payments on long-term debt                   (4,901)     (1,746)
 Proceeds from stock option transactions                37,431      16,410
 Other financing cash flows                             10,114       4,636
                                                     ----------  ----------
Net cash provided by financing activities              154,913     185,415
                                                     ----------  ----------

Net decrease in cash and cash equivalents              (42,800)    (72,019)

Cash and cash equivalents at beginning of year         110,726     113,873
                                                     ----------  ----------
Cash and cash equivalents at end of period           $  67,926   $  41,854
                                                     ==========  ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


(A) CSC recognized a net special credit of $1.7 million, or 2 cents per share, during the first quarter of fiscal 1998 as a result of developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

     During the fiscal quarter ended June 27, 1997, certain partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes during the first fiscal quarter.

     In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the first quarter to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized an after-tax special charge of $133.3 million during the fiscal quarter ended June 27, 1997. This special charge included goodwill of $35 million, contract termination costs of $33.8 million, deferred contract costs and other assets of $20.5 million, telecommunications software and accruals of $22.3 million, telecommunications property, equipment and intangible assets of $11.7 million and other costs of $10 million.

     CSC recognized a special charge in the second quarter of fiscal 1997 related to the August 1, 1996 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, was $35.3 million or 45 cents per share. The charge was comprised of $11 million for investment banking and other merger expenses; $13.1 million related to the write-off of certain capitalized software, other assets and intangibles; and $24.8 million related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

(B) Primary earnings per common share are based on the weighted average number of common stock and common stock equivalent shares (dilutive stock options) outstanding of 78,819,000 and 77,924,000 for the six months ended September 26, 1997 and September 27, 1996, respectively (see Part II, Exhibit 11).

(C) No dividends were paid during the periods presented. There were 77,988,748 shares at September 26, 1997 and 76,924,836 shares at March 28, 1997 of $1.00 par value common stock issued with 342,447 and 332,220 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $24.3 million and $20 million for the six months ended September 26, 1997 and September 27, 1996, respectively. Cash payments for taxes on income were $39.3 million and $36.7 million for the six months ended September 26, 1997, and September 27, 1996, respectively.

(E) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

(F) During fiscal 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This statement replaces the presentation of primary earnings per share with basic earnings per share, and will require dual presentation of basic and diluted earnings per share on the face of the income statement. For CSC, diluted earnings per share reflects the potential dilution that could occur if outstanding options to purchase shares of the Company's common stock were exercised. As specified in the statement, the Company will apply the statement beginning with its third quarter of fiscal 1998, and earnings per share presentations will include restatement of prior period data presented.

     Under the provisions of the new standard, basic earnings per share would be reported as $1.44 and diluted earnings per share would be reported as $1.41 for the first six months of fiscal 1998.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Second Quarter and First Six Months of Fiscal 1998 versus
               Second Quarter and First Six Months of Fiscal 1997

Revenues

The Company derived its revenues from the following market sectors for the second quarter and first six months, respectively (dollars in millions):

                          Second Quarter            First Six Months
                          --------------   Pct.     ----------------    Pct.
                           FY98    FY97   Change     FY98      FY97    Change
                          ------  ------  ------    ------    ------   ------
U.S. Commercial           $  680  $  524   29.7%    $1,285    $  999    28.5%
Europe                       409     347   17.7        790       648    21.9
Other International          103      92   12.2        202       174    16.3
                          ------  ------  ------    ------    ------   ------
   Total Commercial        1,192     963   23.7      2,277     1,821    25.0
U.S. Federal Government      387     392   (1.2)       791       838    (5.6)
                          ------  ------  ------    ------    ------   ------
   Total                  $1,579  $1,355   16.5%    $3,068    $2,659    15.4%
                          ======  ======  ======    ======    ======   ======

During the second quarter and six months ended September 26, 1997, the Company's total revenue increased 16.5%, or $224 million, and 15.4% or $409 million, respectively, over the same periods last year. Commercial revenues grew 23.7%, or $229 million over the same quarter of last year.

U.S. commercial revenues grew 29.7% or $156 million during the second quarter of fiscal 1998 over the same period last year. Approximately half of the growth was provided by information technology outsourcing contracts, including recent contracts with J.P. Morgan and DuPont. The remainder was derived principally from continued demand for consulting and systems integration services and growth at CSC Financial Services Group.

European revenues grew $62 million or 17.7% during the second quarter of fiscal 1998 over the same period last year. Growth came principally from increased outsourcing business at our UK division, the DuPont contract and CSC's German SAP consulting practice. For the first half of fiscal 1998, growth resulted primarily from new outsourcing business and from the acquisition last year of 75% of Datacentralen, a major provider of information technology services in Denmark.

The second quarter growth of 12.2% in other international revenues resulted mainly from expansion of the Company's Australian operations.

U.S. federal government revenue accounted for 24.5% of total revenue for the quarter compared to 28.9% for the second quarter of 1997. Federal revenue decreased 1.2% or $5 million, principally due to the completion last year of several contracts. During the second quarter of fiscal 1998, the Company announced $310 million in new federal contracts.
                                       8

As a result of the trends described above, the Company's revenues by market sector are as follows:

Revenue by Market Sector,         Second Quarter     First Six Months
as a percentage of total           FY98    FY97       FY98      FY97
----------------------------      ------  ------     ------    ------
     U.S. Commercial                43%     39%        42%       37%
     Europe                         26      25         26        24
     Other International             7       7          6         7
                                  ------  ------     ------    ------
        Total Commercial            76      71         74        68
     U.S. Federal Government        24      29         26        32
                                  ------  ------     ------    ------
        Total Revenue              100%    100%       100%      100%
                                  ======  ======     ======    ======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions, before special items):

                           Dollar Amount           Percentage of Revenue
                           --------------     -------------------------------
                                                                   First
                           Second Quarter     Second Quarter     Six Months
                           --------------     --------------   --------------
                            FY98    FY97       FY98    FY97     FY98    FY97
                           ------  ------     ------  ------   ------  ------
Costs of services          $1,231  $1,074      78.0%   79.2%    78.3%   79.4%
Selling, general & admin.     148     116       9.4     8.6      9.4     8.8
Depreciation and amort.        96      81       6.1     6.0      6.0     5.7
Interest expense, net          11       9       0.7     0.6      0.7     0.6
                           ------  ------     ------  ------   ------  ------
   Total                   $1,486  $1,280      94.2%   94.4%    94.4%   94.5%
                           ======  ======     ======  ======   ======  ======

Compared with corresponding periods of the prior year, total costs and expenses improved as a percentage of revenue for the second quarter and first six months ended September 26, 1997. Cost of services as a percentage of revenue decreased due to the continued shift in the Company's revenue mix toward commercial operations, and performance improvements within European operations and U.S. consulting activities.

Selling, general and administrative costs increased as a percentage of revenue due to growth in commercial operations relative to U.S. federal business.
This increase was offset in part by improvement in the selling, general and administrative percentage within the Company's U.S. outsourcing operations.

Special Charges

As previously reported, the results of operations for the first quarter ended June 27, 1997 included a net special credit of $1.7 million, or 2 cents per share, resulting from developments at CSC Enterprises, a general partnership which operates the Company's credit services operations and carries out other business strategies through acquisition and investment. This net credit resulted from a tax benefit of $135 million and a special charge of $208.4 ($133.3 million after tax), as described below.

During the first quarter ended June 27, 1997, certain partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes during that quarter.

In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the first quarter to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized an after-tax special charge of $133.3 million during the fiscal quarter ended June 27, 1997. This special charge included goodwill of $35 million, contract termination costs of $33.8 million, deferred contract costs and other assets of $20.5 million, telecommunications software and accruals of $22.3 million, telecommunications property, equipment and intangible assets of $11.7 million and other costs of $10 million.

The results of operations for last year's second quarter (ended September 27, 1996) included a special charge related to the August 1, 1996 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, was $35.3 million or 45 cents per share. The non-recurring charge was comprised of $11 million for investment banking and other merger expenses; $13.1 million related to the write-off of certain capitalized software, other assets and intangibles; and $24.8 million related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

Income Before Taxes

Income before taxes increased to $92.4 million, up $16.5 million, or 21.6% compared with the same quarter last year before the prior year's special charge. The Company's profit margin before taxes and special charges was 5.8% compared to 5.6% for last year's second quarter and remained the same at 5.6% for the first six months of fiscal 1998 and 1997.

Net Income

Net income was $58.6 million for the second quarter of fiscal 1998, up $9.3 million, or 18.8% over last year's earnings before the special charge. This year's second quarter earnings per share of 74 cents increased 17.5% over last year's second quarter pre-charge earnings per share of 63 cents. After the charge, last year's second quarter earnings per share were 18 cents. On a year to date basis, earnings per share before special items were $1.39, up 18 cents, or 14.9% over the same period for the previous fiscal year.

Cash Flows

Cash provided by operating activities was $162.9 million for the six months ended September 26, 1997, compared with $89.8 million during the same period last year. Higher earnings, non-cash depreciation and amortization expenses, and favorable changes in working capital were the primary drivers of the improvement.

The Company's cash expenditures for investing activities totaled $360.6 million for the most recent six months versus $347.2 million during the same period of last year. Significant current year activity includes purchases of outsourcing assets in connection with the DuPont contract.

Cash provided by financing activities was $154.9 million for the most recent six months versus $185.4 million for the same period last year.

Financial Condition

During the first six months of fiscal 1998, the Company's capital outlays included $320.5 million of business investments in the form of fixed asset purchases, acquisitions and new outsourcing contracts. These amounts were funded from operating cash flows, additional debt and existing cash, which decreased from $110.7 million to $67.9 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 29.9% at September 26, 1997 versus 28.4% at fiscal 1997 year end.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities.

New Accounting Pronouncement

During fiscal 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This statement replaces the presentation of primary earnings per share with basic earnings per share, and will require dual presentation of basic and diluted earnings per share on the face of the income statement. The Company will apply the statement beginning with its third quarter of fiscal 1998, as described in Note F of Item 1.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders.

a.  The Company held its Annual Meeting of Stockholders on August 11, 1997.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Howard P. Allen, Irving W. Bailey, II, Van B. Honeycutt, William R. Hoover, Richard C. Lawton, Leon J. Level, Thomas A. McDonnell, F. Warren McFarlan, James R. Mellor and William P. Rutledge.

With respect to each nominee, the results of the vote were as follows:

                                                Votes
                                   -------------------------------
                                       For              Withheld
                                   ------------       ------------
Howard P. Allen                     65,243,955           283,815
Irving W. Bailey, II                65,272,238           255,532
Van B. Honeycutt                    65,252,345           275,425
William R. Hoover                   65,251,698           276,072
Richard C. Lawton                   65,252,577           275,193
Leon J. Level                       65,253,914           273,856
Thomas A. McDonnell                 64,699,973           827,797
F. Warren McFarlan                  65,270,493           257,277
James R. Mellor                     65,261,326           266,444
William P. Rutledge                 65,264,482           263,288

c. There was submitted to the stockholders a proposal to approve the 1997 Nonemployee Director Stock Incentive Plan, which proposal was approved by the stockholders. The results of the vote were as follows: 57,148,501 votes cast for, 7,985,883 votes cast against and 393,386 abstentions. There were no broker non-votes.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (k)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (l)
    3.4      Certificate of Amendment of Certificate of Designations of
               Series A Junior Participating Preferred Stock, effective
               August 1, 1996                                              (n)
    3.5      Bylaws, amended and restated effective November 3, 1997
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*                                             (m)
   10.9      Schedule to the 1992 Stock Incentive Plan for United
               Kingdom personnel*                                          (p)
   10.10     1995 Stock Incentive Plan*                                    (j)
   10.11     1997 Nonemployee Director Stock Incentive Plan                (q)
   10.12     Deferred Compensation Plan, amended and restated effective
               November 4, 1996*                                           (o)
   10.13     Supplemental Executive Retirement Plan, amended and
               restated effective November 4, 1996                         (o)
   10.14     1990 Nonemployee Director Retirement Plan, amended and
               restated effective December 6, 1996                         (p)
   10.15     Form of Indemnification Agreement for Directors               (d)
   10.16     Form of Indemnification Agreement for Officers                (e)
   10.17     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.18     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.19     First Amendment to $350 Million Credit Agreement dated
               September 23, 1996                                          (o)
   10.20     Amended and Restated Rights Agreement, effective
               August 1, 1996                                              (n)







   11        Statement re Computation of Per Share Earnings
   27        Financial Data Schedule
   28        Revenues by Market Sector
   99.1      Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1996      (f)
   99.2      Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing Inc. for the fiscal year ended
               December 31, 1996                                           (f)
   99.3      Annual Report on Form 11-K for the CUTW Hourly Savings Plan
               of CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1996                                           (f)

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(f) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 28, 1997

    (g) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (h) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders
    (m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (n) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996
    (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (q) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.


    b.  Reports on Form 8-K:

There were no reports on Form 8-K filed during the second quarter of fiscal
1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: November 7, 1997             By: /s/ Denis M. Crane
                                   -----------------------------
                                   Denis M. Crane
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

   3.5       Bylaws, amended and restated effective November 3, 1997

  11         Statement re Computation of Per Share Earnings

  27         Financial Data Schedule

  28         Revenues by Market Sector
