Form 10-Q
period 1997-12-26
COMPUTER SCIENCES CORP
filed 1998-02-09
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1997

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


     77,952,347 shares of Common Stock, $1.00 par value, were outstanding on December 26, 1997.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         Third Quarter and Nine Months Ended
         December 26, 1997 and December 27, 1996.........................  3

      Consolidated Condensed Balance Sheets,
         December 26, 1997 and March 28, 1997............................  4

      Consolidated Condensed Statements of Cash Flows,
         Nine Months Ended December 26, 1997
         and December 27, 1996...........................................  5

      Notes to Consolidated Condensed Financial Statements...............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  9


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.............................. 13

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                            Third Quarter Ended        Nine Months Ended
                           ----------------------    ----------------------
    (In thousands except    Dec. 26,    Dec. 27,      Dec. 26,    Dec. 27,
      per-share amounts)      1997        1996          1997        1996
                           ----------  ----------    ----------  ----------

Revenues                   $1,664,092  $1,421,638    $4,731,666  $4,080,785
                           ----------  ----------    ----------  ----------

Costs of services           1,301,898   1,112,815     3,704,273   3,223,525

Selling, general and
  administrative              145,435     122,593       432,317     355,352

Depreciation and
  amortization                 98,594      89,229       283,312     241,738

Interest expense               14,427      11,937        37,593      30,959

Interest income                (2,894)     (2,626)       (5,595)     (6,191)

Special charges (note A)                                208,393      48,929
                           ----------  ----------    ----------  ----------

Total costs and
  expenses                  1,557,460   1,333,948     4,660,293   3,894,312
                           ----------  ----------    ----------  ----------

Income before taxes           106,632      87,690        71,373     186,473

Taxes on income (note A)       37,500      30,300      (108,900)     69,800
                           ----------  ----------    ----------  ----------

Net income                 $   69,132  $   57,390    $  180,273  $  116,673
                           ==========  ==========    ==========  ==========

Earnings per share
  (notes A and B):

    Basic                  $     0.89  $     0.75    $     2.33  $     1.54
                           ==========  ==========    ==========  ==========
    Diluted                $     0.87  $     0.73    $     2.28  $     1.49
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    Dec. 26,       Mar. 28,
           (In thousands)                             1997           1997
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $   94,008     $  110,726
  Receivables                                      1,526,299      1,294,003
  Prepaid expenses and other current assets          244,615        207,698
                                                  -----------    -----------
      Total current assets                         1,864,922      1,612,427
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   543,303        561,670
OTHER ASSETS                                         661,741        518,692

PROPERTY AND EQUIPMENT, at cost                    1,883,823      1,668,905
  Less accumulated depreciation and amortization     951,163        780,836
                                                  -----------    -----------
      Property and equipment, net                    932,660        888,069
                                                  -----------    -----------
      Total assets                                $4,002,626     $3,580,858
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $   44,042     $   29,933
  Accounts payable                                   272,616        295,112
  Accrued payroll and related costs                  268,314        252,902
  Other accrued expenses                             431,884        311,283
  Deferred revenue                                    86,405        112,888
  Income taxes payable                                60,769         84,995
                                                  -----------    -----------
      Total current liabilities                    1,164,030      1,087,113
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  731,605        630,842
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                          202,556        193,343
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share      78,296         76,925
  Other stockholders' equity                       1,826,139      1,592,635
                                                  -----------    -----------
    Total stockholders' equity                     1,904,435      1,669,560
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $4,002,626     $3,580,858
                                                  ===========    ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                       Nine Months Ended
                                                     ----------------------
(In thousands, increase (decrease) in                 Dec. 26,    Dec. 27,
cash and cash equivalents)                              1997        1996
                                                     ----------  ----------
Cash flows from operating activities:
 Net income                                          $ 180,273   $ 116,673
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special items, net of income tax effects              7,057      13,574
   Depreciation and amortization                       283,312     241,738
   Provision for losses on accounts receivable           3,588      13,281
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (307,223)   (232,419)
     Increase in liabilities                           121,197      94,810
                                                     ----------  ----------
Net cash provided by operating activities              288,204     247,657
                                                     ----------  ----------
Investing activities:
 Purchases of property, plant and equipment           (236,397)   (238,872)
 Acquisitions, net of cash acquired                    (58,928)   (127,799)
 Outsourcing contracts                                (111,947)    (50,871)
 Purchased and internally developed software           (48,421)    (63,880)
 Other investing cash flows                            (13,415)     (4,383)
                                                     ----------  ----------
Net cash used in investing activities                 (469,108)   (485,805)
                                                     ----------  ----------
Financing activities:
 Borrowings under commercial paper, net                 96,743      54,094
 Borrowings (repayments) under lines of credit, net     15,072     (18,175)
 Principal payments on long-term debt                   (6,928)    (26,941)
 Proceeds from term debt issuance                                  150,000
 Proceeds from stock option transactions                47,753      43,420
 Other financing cash flows                             11,546      13,750
                                                     ----------  ----------
Net cash provided by financing activities              164,186     216,148
                                                     ----------  ----------

Net decrease in cash and cash equivalents              (16,718)    (22,000)

Cash and cash equivalents at beginning of year         110,726     113,873
                                                     ----------  ----------
Cash and cash equivalents at end of period           $  94,008   $  91,873
                                                     ==========  ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


(A) CSC recognized a net special credit of $1.7 million, or 2 cents per share (diluted), during the first quarter of fiscal 1998 as a result of developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

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

     CSC recognized a special charge in the second quarter of fiscal 1997 related to the August 1, 1996 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, was $35.3 million or 45 cents per share (diluted). The charge was comprised of $11 million for investment banking and other merger expenses; $13.1 million related to the write-off of certain capitalized software, other assets and intangibles; and $24.8 million related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

(B) CSC has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of both basic and diluted EPS and restatement of prior period data presented.

     This statement also requires that a reconciliation be provided of the components used in the earnings per share calculation:

                                       Third Quarter Ended
                     --------------------------------------------------------
                            Dec. 26, 1997                Dec. 27, 1996
                     ---------------------------  ---------------------------
                                       Per-share                    Per-share
                      Income   Shares   amount     Income   Shares   amount
                     --------  ------  ---------  --------  ------  ---------

Basic EPS            $ 69,132  77,751   $  0.89   $ 57,390  76,224   $  0.75
                     ========           =======   ========           =======
Effect of dilutive
 stock options                  1,546                        2,270
                               ------                       ------
Diluted EPS          $ 69,132  79,297   $  0.87   $ 57,390  78,494   $  0.73
                     ========  ======   =======   ========  ======   =======

     Options to purchase 177,429 shares and 10,462 shares were outstanding during the three months ended December 26, 1997 and December 27, 1996, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

                                        Nine Months Ended
                     --------------------------------------------------------
                            Dec. 26, 1997                Dec. 27, 1996
                     ---------------------------  ---------------------------
                                       Per-share                    Per-share
                      Income   Shares   amount     Income   Shares   amount
                     --------  ------  ---------  --------  ------  ---------
Basic EPS            $180,273  77,331   $  2.33   $116,673  75,749   $  1.54
                     ========           =======   ========           =======
Effect of dilutive
 stock options                  1,647                        2,365
                               ------                       ------
Diluted EPS          $180,273  78,978   $  2.28   $116,673  78,114   $  1.49
                     ========  ======   =======   ========  ======   =======

     Options to purchase 330,384 shares and 100,040 shares were outstanding during the nine months ended December 26, 1997 and December 27, 1996, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(C) No dividends were paid during the periods presented. There were 78,296,106 shares at December 26, 1997 and 76,924,836 shares at March 28, 1997 of $1.00 par value common stock issued with 343,759 and 332,220 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $43.9 million and $30 million for the nine months ended December 26, 1997 and December 27, 1996, respectively. Cash payments for taxes on income were $16 million and $42.5 million for the nine months ended December 26, 1997, and December 27, 1996, respectively.

(E) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments except as described in Note (A).

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Third Quarter and Nine Months of Fiscal 1998 versus
                  Third Quarter and Nine Months of Fiscal 1997

Revenues

The Company derived its revenues from the following market sectors for the third quarter and nine months, respectively (dollars in millions):

                          Third Quarter               Nine Months
                          --------------   Pct.     ----------------    Pct.
                           FY98    FY97   Change     FY98      FY97    Change
                          ------  ------  ------    ------    ------   ------
U.S. Commercial           $  712  $  540   32.0%    $1,997    $1,539    29.8%
Europe                       470     399   17.7      1,260     1,047    20.3
Other International          101      91   10.8        303       265    14.3
                          ------  ------  ------    ------    ------   ------
   Total Commercial        1,283   1,030   24.6      3,560     2,851    24.9
U.S. Federal Government      381     392   (2.8)     1,172     1,230    (4.7)
                          ------  ------  ------    ------    ------   ------
   Total                  $1,664  $1,422   17.1%    $4,732    $4,081    15.9%
                          ======  ======  ======    ======    ======   ======

During the third quarter and nine months ended December 26, 1997, the Company's total revenue increased 17.1%, or $242 million, and 15.9% or $651 million, respectively, over the same periods last year. Commercial revenues, reflecting strong commercial expansion, grew 24.6%, or $253 million over the same quarter of last year.

U.S. commercial revenues grew 32.0% or $172 million during the third quarter of fiscal 1998 over the same period last year. Over half of the growth was provided by information technology outsourcing contracts, including recent contracts with DuPont, CNA and ING. The remainder was derived principally from strong demand for consulting and systems integration services and growth within the financial services sector.

Also during the third quarter, European revenues grew $71 million or 17.7% over the same period last year. Growth was provided from increased UK outsourcing business, the DuPont contract and continued demand at CSC Ploenzke for enterprise-wide solutions such as SAP and BAAN.

The third quarter growth of 10.8% in other international revenues resulted primarily from CSC's financial services expansion in Australia and Asia.

U.S. federal government revenue accounted for 22.9% of total revenue for the quarter compared to 27.6% for the same quarter of last year. Federal revenue decreased 2.8% or $11 million, principally due to the completion last year of several contracts. During the third quarter of fiscal 1998, the Company announced $474 million in new federal contracts.

As a result of the trends described above, the Company's revenues by market sector are as follows:

Revenue by Market Sector,         Third Quarter          Nine Months
as a percentage of total           FY98    FY97         FY98     FY97
----------------------------      ------  ------       ------  ------
     U.S. Commercial                43%     38%          42%     38%
     Europe                         28      28           27      26
     Other International             6       6            6       6
                                  ------  ------       ------  ------
        Total Commercial            77      72           75      70
     U.S. Federal Government        23      28           25      30
                                  ------  ------       ------  ------
        Total Revenue              100%    100%         100%    100%
                                  ======  ======       ======  ======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions, before special items):


                           Dollar Amount           Percentage of Revenue
                           --------------     -------------------------------
                           Third Quarter      Third Quarter     Nine Months
                           --------------     --------------   --------------
                            FY98    FY97       FY98    FY97     FY98    FY97
                           ------  ------     ------  ------   ------  ------
Costs of services          $1,302  $1,113      78.2%   78.3%    78.3%   79.0%
Selling, general & admin.     145     123       8.7     8.6      9.1     8.7
Depreciation and amort.        99      89       6.0     6.3      6.0     5.9
Interest expense, net          11       9       0.7     0.6      0.7     0.6
                           ------  ------     ------  ------   ------  ------
   Total                   $1,557  $1,334      93.6%   93.8%    94.1%   94.2%
                           ======  ======     ======  ======   ======  ======

Compared with corresponding periods of the prior year, total costs and expenses improved as a percentage of revenue for the third quarter and nine months ended December 26, 1997. Costs of services as a percentage of revenue decreased due to the continued shift in the Company's revenue mix toward commercial expansion, and performance improvements within U.S. consulting and systems integration and European operations.

Selling, general and administrative costs increased as a percentage of revenue due to growth in commercial operations relative to U.S. federal business.
This increase was offset in part by improvement in the selling, general and administrative percentage within the Company's U.S. outsourcing and consulting and systems integration operations.

Special Charges

As previously reported, the results of operations for the first quarter ended June 27, 1997 included a net special credit of $1.7 million, or 2 cents per share (diluted), resulting from developments at CSC Enterprises, a general partnership which operates the Company's credit services operations and carries out other business strategies through acquisition and investment. This net credit resulted from a tax benefit of $135 million and a special charge of $208.4 ($133.3 million after tax), as described in Note (A) of the Consolidated Condensed Financial Statements (see Part I, Item I).

The results of operations for last year's second quarter (ended September 27, 1996) included a special charge related to the August 1, 1996 acquisition of The Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax deductible portion, was $35.3 million or 45 cents per share (diluted). The non-recurring charge was comprised of $11 million for investment banking and other merger expenses; $13.1 million related to the write-off of certain capitalized software, other assets and intangibles; and $24.8 million related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

Income Before Taxes

Income before taxes increased to $106.6 million, up $18.9 million, or 21.6% compared with the same quarter last year. The Company's profit margin before taxes was 6.4% compared to 6.2% for last year's third quarter. Before the special items, the profit margin was 5.9% for the first nine months of fiscal 1998 compared to 5.8% for the prior period.

Net Income

Net income was $69.1 million for the third quarter of fiscal 1998, up $11.7 million, or 20.5% over last year's earnings. This year's third quarter diluted earnings per share of 87 cents increased 19.2% over last year's third quarter diluted earnings per share of 73 cents. On a year to date basis, diluted earnings per share before special items was $2.26 up 31 cents, or 15.9% over the same periods for the prior year.

Cash Flows

Cash provided by operating activities was $288.2 million for the nine months ended December 26, 1997, compared with $247.7 million during the same period last year. An increase in earnings, non-cash depreciation and amortization expenses, and favorable changes in working capital were the primary drivers of the improvement.

The Company's cash expenditures for investing activities totaled $469.1 million for the most recent nine months versus $485.8 million during the same period of last year. Significant current year activity includes investments in outsourcing assets in connection with the DuPont contract.

Cash provided by financing activities was $164.2 million for the most recent nine months versus $216.1 million for the same period last year.

Financial Condition

During the first nine months of fiscal 1998, the Company's capital outlays included $407.3 million of business investments in the form of fixed asset purchases, acquisitions and new outsourcing contracts. These amounts were funded from operating cash flows, additional borrowings and existing cash, which decreased from $110.7 million to $94.0 million. As a result of the net increase in borrowings, the Company's debt-to-total capitalization ratio increased to 28.9% at December 26, 1997 versus 28.4% at fiscal 1997 year end.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities.

Year 2000

Based on ascertained information, it is management's opinion that any costs or consequences of potentially incomplete or untimely achievement of Year 2000 readiness will not have a material impact on future financial results. CSC has experienced significant growth in Year 2000 engagements for the Company's clients and expects that trend to continue.

Subsequent Events and Pending Transaction

The Company announced on February 2, 1998 a two-for-one stock split in the form of a 100 percent stock dividend on the Company's common stock. The stock dividend will be payable on March 23, 1998 to shareholders of record March 2, 1998. The accompanying financial statements have not been restated for the stock split since the dividend will not be distributed until after the financial statements have been published.

The Company announced December 29, 1997 that it sold TRIS, a cellular telephone billing unit of CSC, to International Telecommunications Data Systems, Inc. The sale was completed on January 2, 1998 and will be reflected in the Company's fourth quarter results.

On November 25, 1997, the Company exercised its right to sell its collection services business to Equifax Inc. pursuant to an August 1, 1988 agreement entered into by the two companies. CSC expects that the sales price will be approximately $38 million, and that the sale will be completed no later than May 24, 1998. CSC's credit reporting business is not included in the transaction.

The above subsequent events and pending transaction, and resolution of other related matters are not expected to have a material impact on future financial results.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    2.1      Agreement and Plan of Merger dated as of April 28, 1996 by and among the Registrant, The Continuum Company, Inc. and
               Continental Acquisition, Inc.                               (k)
    3.1      Restated Articles of Incorporation, effective
               October 31, 1988                                            (c)
    3.2      Amendment to Restated Articles of Incorporation, effective
               August 10, 1992                                             (i)
    3.3      Amendment to Restated Articles of Incorporation, effective
               July 31, 1996                                               (l)
    3.4      Certificate of Amendment of Certificate of Designations of
               Series A Junior Participating Preferred Stock, effective
               August 1, 1996                                              (n)
    3.5      Bylaws, amended and restated effective November 3, 1997
   10.1      Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.2      1978 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.3      1980 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.4      1984 Stock Option Plan, amended and restated effective
               March 31, 1988*                                             (m)
   10.5      1987 Stock Incentive Plan*                                    (b)
   10.6      Schedule to the 1987 Stock Incentive Plan for United
               Kingdom personnel*                                          (b)
   10.7      1990 Stock Incentive Plan*                                    (g)
   10.8      1992 Stock Incentive Plan, amended and restated effective
               August 9, 1993*                                             (m)
   10.9      Schedule to the 1992 Stock Incentive Plan for United
               Kingdom personnel*                                          (p)
   10.10     1995 Stock Incentive Plan*                                    (j)
   10.11     1997 Nonemployee Director Stock Incentive Plan                (q)
   10.12     Deferred Compensation Plan, amended and restated effective
               February 2, 1998
   10.13     Severance Plan for Senior Management and Key Employees,
               effective February 2, 1998
   10.14     Severance Agreement with Van B. Honeycutt effective
               February 2, 1998
   10.15     Supplemental Executive Retirement Plan, amended and
               restated effective February 2, 1998
   10.16     1990 Nonemployee Director Retirement Plan, amended and
               restated effective February 2, 1998
   10.17     Form of Indemnification Agreement for Directors               (d)
   10.18     Form of Indemnification Agreement for Officers                (e)
   10.19     Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991          (h)
   10.20     $350 million Credit Agreement dated as of September 6, 1995   (j)
   10.21     First Amendment to $350 Million Credit Agreement dated
               September 23, 1996                                          (o)
   10.22     Amended and Restated Rights Agreement, effective
               August 1, 1996                                              (n)







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


    b.  Reports on Form 8-K:

There were no reports on Form 8-K filed during the third quarter of fiscal
1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: February 9, 1998             By: /s/ Scott M. Delanty
                                   -----------------------------
                                   Scott M. Delanty
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  10.12      Deferred Compensation Plan, amended and restated effective
               February 2, 1998

  10.13      Severance Plan for Senior Management and Key Employees,
               effective February 2, 1998

  10.14      Severance Agreement with Van B. Honeycutt

  10.15      Supplemental Executive Retirement Plan, amended and
               restated effective February 2, 1998

  10.16      1990 Nonemployee Director Retirement Plan, amended and
               restated effective February 2, 1998

  27         Financial Data Schedule

  28         Revenues by Market Sector
