Form 10-K
period 1998-04-03
COMPUTER SCIENCES CORP
filed 1998-06-26
CIK 23082

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

For the fiscal year ended April 3, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                           NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS:                       REGISTERED
-------------------------------------- -----------------------------------
Common Stock, $1.00 par value per
 share                                 New York Stock Exchange

Preferred Stock Purchase Rights        Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 29, 1998, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,140,000,000. A total of 157,481,167 shares of common stock was outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 3, 1998, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----

                                     PART I
  1.  Business...........................................................    1
  2.  Properties.........................................................    4
  3.  Legal Proceedings..................................................    5
  4.  Submission of Matters to a Vote of Security Holders................    5

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder      7
      Matters............................................................
  6.  Selected Financial Data............................................    7
  7.  Management's Discussion and Analysis of Financial Condition and        9
      Results of Operations..............................................
  8.  Financial Statements and Supplementary Data........................   15
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   41

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   41
 11.  Executive Compensation.............................................   41
 12.  Security Ownership of Certain Beneficial Owners and Management.....   41
 13.  Certain Relationships and Related Transactions.....................   41

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   42

                                    PART I

ITEM 1. BUSINESS

                           INTRODUCTION AND HISTORY

GENERAL

  Computer Sciences Corporation ("CSC" or the "Company") was founded in 1959, and is among the world leaders in the information technology ("I/T") services industry. CSC offers a broad array of professional services to industry and government, and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives. The Company's services include:

  Outsourcing--Operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, and desktop and data center management. CSC also provides business process outsourcing, which is the management of a client's non-core business functions, such as claims processing, credit checking, or customer call centers.

  Systems Integration--Designing, developing, implementing and integrating complete information systems.

  I/T and Management Consulting and Other Professional Services--Advising clients on the strategic acquisition and utilization of I/T, and on business strategy, operations, change management and business process reengineering, which involves the fundamental redesign of operations to achieve efficiencies and improve competitive position. The Company also licenses sophisticated software systems for certain vertical markets.

PRACTICE AREAS

  The Company's service offerings are focused primarily on the U.S. federal government and commercial industries including aerospace; automotive; chemical, oil and gas; consumer goods; energy; financial services; healthcare; manufacturing; media; public sector; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities. Because of the size of its offerings within the financial services, healthcare, and chemical, oil and gas industries, CSC has formed vertical industry groups to better deliver integrated solutions to clients in these industries.

  CSC has also formed dedicated practice groups with respect to certain key technical solutions that have broad application to both industry and government. These solutions include:

  CSC Lynx(SM)--A framework for rapid systems development. Distributed information technology solutions enable faster access to information and the ability to process business transactions via the Internet. CSC has developed a framework that includes components, an architecture, a process and tools for creating these solutions quickly.

  Data Warehousing--A repository for company data that allows for complex analysis and decision making based on historical enterprise data. CSC's customers are able to "test drive" solutions in the Company's data warehouse applications lab.

  Electronic Commerce--CSC's global initiative, e-Wave, leverages Internet technology to deliver powerful digital solutions for transacting business on the Internet.

  Enterprise Resource Planning ("ERP")--Enterprise-wide applications that can integrate disparate business functions, such as finance, manufacturing and human resources, into one cohesive system making data easier to find, update and analyze. CSC has global alliances with four software companies which comprise approximately 70% of the ERP market, and has developed a customized methodology for faster implementation of ERP systems.

--------
CSC Lynx(SM) is a registered service mark of Computer Sciences Corporation.

  Information Security (INFOSEC(SM))--CSC's INFOSEC capabilities originated from its security contracts with the Department of Defense and other U.S. federal agencies. The Company's INFOSEC practice develops and tests new world-class solutions for both government and commercial clients.

  Supply Chain Management--A process for capturing efficiencies throughout the business and logistics functions that move goods and information between an organization and its suppliers, manufacturers, distributors and customers. This process can provide greater value to customers, quicker time-to-market and reduced costs. CSC's supply chain practice uses the Company's best practices center to demonstrate proven solutions to CSC's customers.

  Year 2000 Compliance--Solutions for enabling computers to function effectively when processing dates after 1999. Computer programs with two-digit, rather than four-digit, date fields are unable to recognize the difference between dates beginning 19XX and dates beginning 20XX, which may cause computer systems to make errors or fail. CSC's Year 2000 practice focuses on issues and methodologies addressing all aspects of Year 2000 compliance.

MAJOR MARKETS

  For more than three decades, CSC has provided I/T services to the U.S. federal government, ranging from traditional systems integration and outsourcing to advanced technical undertakings and complex project management. In fiscal 1986, when U.S. federal contracts represented 70% of its revenues, CSC decided to devote substantial resources to further develop its other businesses in order to accelerate its growth and take advantage of the competencies gained as a leader in the federal sector. As a result of this strategy, CSC has increased its penetration of the domestic commercial and international markets and diversified its business.

  During the last three fiscal years, the Company's revenue mix was as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
     U.S. Commercial.........................................   42%   39%   37%
     Europe..................................................   27    26    24
     Other International.....................................    6     6     6
                                                               ---   ---   ---
       Global Commercial.....................................   75    71    67
     U.S. Federal Government.................................   25    29    33
                                                               ---   ---   ---
       Total Revenues........................................  100%  100%  100%
                                                               ===   ===   ===

U.S. COMMERCIAL MARKET

  CSC is a major provider of outsourcing services, including systems analysis, applications development, network operations, and desktop and data center management. During fiscal 1998, the Company entered into a major technology alliance with E. I. du Pont de Nemours and Company ("DuPont"), pursuant to which CSC now operates DuPont's global information systems and technology infrastructure and provides selected applications and software services. This alliance allowed the Company to launch a new vertical business unit to support the chemical, oil and gas industry. The unit includes industry specialists in 18 countries who joined CSC as part of the DuPont alliance, together with CSC's well-established industry practice in Europe.

  At CNA Financial Corporation ("CNA"), CSC is responsible for the creation of new life insurance business process services and data service operations. The business process services will handle many administrative processes involved in insurance--from issuing policies to processing claims and managing record-keeping functions. CNA transferred more than half of its Chicago-based data center operations to CSC. Other new outsourcing contracts in fiscal 1998 include General Dynamics Corporation, Helix Health, and Managed Care Assistance Corporation.

--------
INFOSEC(SM) is a registered service mark of Computer Sciences Corporation.

  CSC also provides consulting and technical services in the development and integration of computer and communications systems, as well as various industry-specific I/T services. The Company's experience includes business process reengineering, the setting of information technology strategy, the development of information systems for a wide range of applications and the operation of computer facilities.

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

EUROPE AND OTHER INTERNATIONAL MARKETS

  The Company's international operations, with major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, Denmark, Australia and Singapore, provide a wide range of information technology services to commercial and public sector clients. CSC provides substantially the same services to its international customers that it provides to U.S. customers. These services span the range of consulting and professional services, systems integration, and outsourcing. Current activities include recent contracts with Nokia Telecommunications, Australian Mutual Provident Society, Deutsche Leasing AG, New South Wales Department of Community Services, Kaman Aerospace and Belgian Ministry of Finance.

U.S. FEDERAL MARKET

  For more than three decades, the Company has provided I/T services to the U.S. federal government. CSC has extensive experience in the development of software for mission-critical systems for defense and civil agency applications, and also provides systems engineering and technical assistance in network management, satellite communications, intelligence, aerospace, logistics and related high-technology fields.

  Recent awards include the Federal Computer Acquisition Center outsourcing contract and contracts to provide various I/T services to the Department of Transportation, FAA National Airspace System, HCFA, FDA, NASA, U.S. Bureau of the Census, U.S. Navy and U.S. Marine Corps.

  Other typical activities include supporting the Federal Aviation Administration's National EnRoute Software system, developing the next generation of NAVSTAR Global Positioning System satellites for the Air Force and operating the computer center and supporting management information systems for the Air Force's flight simulation test facilities at the Arnold Engineering Development Center. Federal activities also include providing command, control and communication technical engineering and integration to the U.S. Army Communications Electronics Command, upgrading the Navy's AEGIS Weapon Systems and providing technical information systems security applications to the Department of Defense, among other federal agencies and departments.

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

  The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, or a combination of these factors. In the opinion of Company management, CSC is positioned to compete effectively in U.S. and international commercial markets based on its technology and systems expertise and large project management skills. These skills have been gained through years of experience in providing I/T services to the federal government and to large commercial outsourcing clients. It is also management's opinion that CSC's competitive position is enhanced by its recognized position as a leader in management consulting and the full spectrum of services that it provides.

                                   EMPLOYEES

  The Company has 650 offices worldwide, and currently employs approximately 45,000 persons, of which more than 34,000 are highly trained professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

ITEM 2. PROPERTIES

OWNED PROPERTIES AS OF        APPROXIMATE
APRIL 3, 1998                SQUARE FOOTAGE            GENERAL USAGE
----------------------       --------------            -------------
Copenhagen, Denmark........      423,000    Computer and General Office Facility
Falls Church, Virginia.....      290,000    General Office
El Segundo, California.....      206,000    General Office
Austin, Texas..............      187,000    General Office
Newark, Delaware...........      183,000    Computer and General Office Facility
San Diego, California......      178,000    Computer and General Office Facility
Norwich, Connecticut.......      149,000    Computer and General Office Facility
Meriden, Connecticut.......      119,000    Computer and General Office Facility
Moorestown, New Jersey.....       99,000    General Office
Herndon, Virginia..........       87,000    General Office
Maidstone, United Kingdom..       79,000    Computer and General Office Facility
St. Leonards, NSW,
 Australia.................       60,000    General Office
Sterling, Virginia.........       45,000    General Office
Various other U.S. and
 foreign locations.........       44,000    Primarily General Office
LEASED PROPERTIES AS OF
APRIL 3, 1998
-----------------------
Washington, D.C. area......      957,000    Computer and General Office Facility
Texas......................      722,000    Computer and General Office Facility
Australia and other Pacific
 Rim locations.............      502,000    Computer and General Office Facility
United Kingdom.............      482,000    General Office
Germany....................      434,000    General Office
New Jersey.................      434,000    General Office
Boston, Massachusetts area.      277,000    General Office
Connecticut................      204,000    General Office
Detroit, Michigan area.....      189,000    General Office
Ohio.......................      182,000    General Office
Chicago, Illinois area.....      161,000    General Office
Albany, New York area......      140,000    General Office
California.................      136,000    General Office
Denmark....................      136,000    General Office
Various other U.S. and
 foreign locations.........    1,058,000    Computer and General Office Facility

  Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 1999 through 2018.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                            YEAR FIRST
                            ELECTED AS  TERM AS    POSITION HELD WITH THE       FAMILY
 NAME                   AGE AN OFFICER  OFFICER          REGISTRANT          RELATIONSHIP
 ----                   --- ---------- ----------  ----------------------    ------------
 Van B. Honeycutt*       53    1987    Indefinite Chairman, President and        None
                                                  Chief Executive  Officer
 Leon J. Level*          57    1989    Indefinite Vice President and Chief       None
                                                  Financial Officer
 Harvey N. Bernstein     51    1988    Indefinite Vice President                 None
 Edward P. Boykin        59    1995    Indefinite Vice President                 None
 Milton E. Cooper        59    1992    Indefinite Vice President                 None
 Scott M. Delanty        43    1997    Indefinite Vice President and             None
                                                  Controller
 Hayward D. Fisk         55    1989    Indefinite Vice President, General        None
                                                  Counsel and  Secretary
 Ronald W. Mackintosh    49    1993    Indefinite Vice President                 None
 Thomas R. Madison, Jr.  52    1995    Indefinite Vice President                 None
 C. Bruce Plowman        60    1989    Indefinite Vice President                 None
 Paul T. Tucker          50    1997    Indefinite Vice President                 None
 Thomas Williams         61    1993    Indefinite Vice President                 None

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

  Edward P. Boykin joined the Company in 1966 and has held numerous positions with several divisions of the Company. He was elected a Vice President in 1995. Since May, 1998, he has been responsible for leveraging the capabilities that exist within the J.P. Morgan and DuPont accounts in Delaware and Asia Pacific. Previously, he was President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan, from 1996 to 1998, and President of the Technology Management Group from 1993 to 1996.

  Milton E. Cooper joined the Company in 1984 as Group Vice President of program development. He was named President of the Federal Sector, formerly known as the Systems Group, in December 1991 and became a Corporate Vice President in January 1992. A veteran of 33 years in the information industry, he has held senior sales and marketing positions with IBM Corporation and Telex Corporation. He is a graduate of the United States Military Academy at West Point.

  Scott M. Delanty joined the Company in 1989 and served as Assistant Controller until December, 1997, when he was elected Vice President and Controller. Prior to joining the Company, he held various executive-level finance positions in the healthcare industry and was an audit manager with the public accounting firm of Ernst & Young LLP. He is a Certified Public Accountant.

  Hayward D. Fisk joined the Company in 1989 as Vice President, General Counsel and Secretary. Prior to joining the Company, he was associated for 21 years with Sprint Corporation (formerly United Telecommunications, Inc.), in various legal and executive officer positions, most recently as Vice President and Associate General Counsel.

  Ronald W. Mackintosh joined the Company in 1988 as a result of the Index acquisition, where he was Managing Director of its London office. Previously he was a partner in the London office of Nolan, Norton & Company. In 1991, he was named Chief Executive Officer of the Company's U.K. Operations and, subsequently, President of the European Group. In 1993 he was elected a Vice President of the Company.

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

  Paul T. Tucker joined the Company in 1996 as a Corporate Development executive, and in August, 1997 was elected Vice President of Corporate Development. Prior to joining the Company, he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company, from 1990 to 1995. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company, and was an Associate Professor and Senior Research Engineer at the University of Illinois.

  Thomas Williams joined the Company in 1970 and has held a number of managerial and technical positions within CSC. He currently is President of the Chemicals, Oil and Gas Group. Previously, he served as President of the U.K. Division, President of the Technology Management Group, President of the Applied Technology Division and Vice President, Engineering and Range Operations, and associate project manager of Computer Sciences Technicolor Associates. In 1993, he was elected a Vice President of the Company and named President of the Aerospace Systems Division and Deputy Chief Executive Officer of the European Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Exchange under the ticker symbol "CSC."

  As of June 17, 1998, the number of registered shareholders of Computer Sciences Corporation's common stock was 8,879. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 17, 1998, adjusted for a 2-for-1 stock split in the form of a 100% stock dividend paid March 23, 1998 to shareholders of record March 2, 1998.

                                     1998              1997            1996
                                ---------------- ---------------- --------------
     CALENDAR QUARTER            HIGH     LOW     HIGH     LOW     HIGH    LOW
     ----------------           ------  -------- ------- -------- ------ -------
     1st....................... 56 3/4  39 31/32 41 3/16 30 13/16 40 3/8 32 9/16
     2nd....................... 59 7/8* 49 1/8*  40 1/16 28 15/16 39 3/4 34 1/16
     3rd.......................                  41 9/16 34 1/2   38 5/8 32 1/16
     4th.......................                  43 7/8  33 5/8   43 1/4 35

--------
* Through June 17, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                         COMPUTER SCIENCES CORPORATION

                                             FIVE-YEAR REVIEW
                          ------------------------------------------------------
                           APRIL 3,  MARCH 28,  MARCH 29,  MARCH 31,   APRIL 1,
IN THOUSANDS EXCEPT PER-     1998       1997       1996       1995       1994
SHARE AMOUNTS             ---------- ---------- ---------- ---------- ----------
Total assets............  $4,046,795 $3,493,087 $2,936,019 $2,631,580 $2,064,192
Debt:
  Long-term.............     736,054    630,842    426,634    335,696    292,493
  Short-term............       7,110     20,311     71,422    128,237     17,772
  Current maturities....      21,811      9,622      6,917     11,933     35,761
                          ---------- ---------- ---------- ---------- ----------
    Total...............     764,975    660,775    504,973    475,866    346,026
Stockholders' equity....   2,001,275  1,669,560  1,420,113  1,290,769    912,497
Working capital.........     767,820    533,915    430,484    390,726    249,020
Property and equipment:
  At cost...............   1,944,799  1,668,905  1,249,729    994,520    778,376
  Accumulated
   depreciation and
   amortization.........     987,606    780,836    569,670    430,249    352,852
                          ---------- ---------- ---------- ---------- ----------
  Property and
   equipment, net.......     957,193    888,069    680,059    564,271    425,524
Current assets to
 current liabilities....       1.6:1      1.5:1      1.5:1      1.4:1      1.3:1
Debt to total
 capitalization.........       27.7%      28.4%      26.2%      26.9%      27.5%
Book value per share....      $12.75     $10.88      $9.40      $8.67      $6.52
Stock price range (high)       56.75      43.25      40.38      26.31      20.88
                 (low)..       28.94      30.81      23.25      17.63      11.67

                                               FISCAL YEAR
                          -------------------------------------------------------
IN THOUSANDS EXCEPT PER-     1998        1997       1996       1995       1994
SHARE AMOUNTS             ----------  ---------- ---------- ---------- ----------
Revenues................  $6,600,838  $5,616,048 $4,740,760 $3,788,026 $2,896,390
                          ----------  ---------- ---------- ---------- ----------
Costs of services.......   5,149,218   4,413,173  3,692,267  2,961,955  2,268,655
Selling, general and
 administrative.........     602,708     485,113    471,309    383,973    294,641
Depreciation and
 amortization...........     386,854     333,247    272,058    190,240    146,602
Interest, net...........      42,096      32,273     32,143     27,304     12,979
Special charges.........     229,093      48,929     76,053      3,740     48,592
                          ----------  ---------- ---------- ---------- ----------
Total costs and
 expenses...............   6,409,969   5,312,735  4,543,830  3,567,212  2,771,469
                          ----------  ---------- ---------- ---------- ----------
Income before taxes.....     190,869     303,313    196,930    220,814    124,921
Taxes on income.........     (69,500)    110,900     87,499     77,577     57,499
                          ----------  ---------- ---------- ---------- ----------
Income before cumulative
 effect of accounting
 change.................     260,369     192,413    109,431    143,237     67,422
Cumulative effect of
 accounting change for
 income taxes...........                                                    4,900
                          ----------  ---------- ---------- ---------- ----------
Net income..............  $  260,369  $  192,413 $  109,431 $  143,237 $   72,322
                          ==========  ========== ========== ========== ==========
Basic earnings per
 common share before
 cumulative effect of
 accounting change......       $1.68       $1.27      $0.74      $1.02      $0.50
Cumulative effect of
 accounting change for
 income taxes...........                                                     0.04
                          ----------  ---------- ---------- ---------- ----------
Basic earnings per
 common share...........       $1.68       $1.27      $0.74      $1.02      $0.54
                          ==========  ========== ========== ========== ==========
Diluted earnings per
 common share before
 cumulative effect of
 accounting change......       $1.64       $1.23      $0.71      $1.00      $0.49
Cumulative effect of
 accounting change for
 income taxes...........                                                     0.04
                          ----------  ---------- ---------- ---------- ----------
Diluted earnings per
 common share...........       $1.64       $1.23      $0.71      $1.00      $0.53
                          ==========  ========== ========== ========== ==========
Average common shares
 outstanding............     155,125     151,895    148,865    140,297    134,265
Average common shares
 outstanding assuming
 dilution...............     158,526     156,394    153,070    143,702    136,733

NOTES:

  A discussion of "Income Before Taxes" and "Net Income and Earnings per Share" before and after special items is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). A discussion of "Special Items" for the three fiscal years ended 1998 is also included in MD&A. The fiscal 1995 special charge of $3,740 (1 cent per share after tax) relates to the sale of the Company's tax processing operations. The fiscal 1994 special charge of $48,592 (28 cents per share after tax) relates to two acquisitions by Continuum.

  The selected financial data has been restated for fiscal 1994 through 1996 to include the results of business combinations accounted for as poolings of interests. Per-share amounts and shares are restated for a two-for-one stock split, paid in the form of a 100% stock dividend on March 23, 1998.

  No dividends were paid by CSC. A fiscal 1996 acquisition, accounted for as a pooling of interests, paid dividends of $.17 per share during fiscal 1994 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

  The Company derived its revenues for fiscal years 1998, 1997 and 1996 from the following market sectors:

                                     FISCAL 1998      FISCAL 1997    FISCAL 1996
                                   ---------------- ---------------- -----------
                                            PERCENT          PERCENT
                                    AMOUNT  CHANGE   AMOUNT  CHANGE    AMOUNT
DOLLARS IN MILLIONS                -------- ------- -------- ------- -----------
U.S. Commercial................... $2,775.5    29%  $2,159.7    22%   $1,770.8
Europe............................  1,771.0    21    1,467.1    32     1,109.6
Other International...............    423.6    20      353.6    22       288.9
                                   --------         --------          --------
  Global Commercial...............  4,970.1    25    3,980.4    26     3,169.3
U.S. Federal Government...........  1,630.7     0    1,635.6     4     1,571.5
                                   --------         --------          --------
  Total........................... $6,600.8    18   $5,616.0    18    $4,740.8
                                   ========         ========          ========

  The Company's 18% revenue growth for fiscal 1998 compared with 1997 was propelled by strong increases in its global commercial operations. U.S. commercial revenue grew 29% or $615.8 million during fiscal 1998. More than half of the growth was generated by increases in outsourcing. Fiscal 1998 U.S. outsourcing revenue growth was fueled by major new contracts including E.I. du Pont de Nemours and Company ("DuPont") and CNA Financial Corporation, and by increases in revenues from vertical markets such as financial services and healthcare. Consulting and systems integration services contributed about a quarter of the Company's other U.S. commercial revenue growth during fiscal 1998 due to strong demand for enterprise resource planning ("ERP") services, electronic commerce and Year 2000 assessment and renovation activities.

  For fiscal 1997, U.S. commercial revenues grew 22%, or $388.9 million. Nearly half of the growth was provided by increases in outsourcing. Fiscal 1997 outsourcing revenue growth was derived from additional services provided to the Hughes Electronics Corporation and new contracts, including the Pinnacle Alliance with J.P. Morgan & Co. Incorporated ("J.P. Morgan"), Bath Iron Works Corporation, ING Financial Services International, Hyatt Hotels Corp. and Baker & Taylor, Inc. The remainder of the U.S. commercial revenue growth was derived principally from increased demand for consulting and systems integration services, the acquisition of American Practice Management, Inc. and growth within the financial services sector.

  Effective August 1, 1996, the Company acquired The Continuum Company, Inc. ("Continuum"), in a transaction which was accounted for as a pooling of interests. Accordingly, CSC's consolidated financial statements for periods prior to August 1, 1996 have been restated to include the financial position and results of operations of Continuum, which now operates as CSC's Financial Services Group. For its fiscal year ended March 31, 1996, Continuum reported $498.3 million of revenue.

  The Company's European operations generated revenue growth of 21%, or $303.9 million, for fiscal 1998 compared to 1997. The growth was primarily due to outsourcing services provided to British Aerospace plc, DuPont and J.P. Morgan, and strong demand throughout Europe for consulting and systems integration activities and ERP services.

  Other international operations contributed revenue growth of 20%, or $70 million, during fiscal 1998. The growth was primarily attributable to increased outsourcing business in Australia as well as increases in the financial services sector.

  CSC's European operations generated revenue growth of 32%, or $357.5 million, for fiscal 1997 versus 1996. Three factors generated the bulk of the Company's international growth: (1) the acquisition of two major Scandinavian providers of information technology services, (2) the continued expansion of outsourcing business in the United Kingdom, including a full year of activity on the Company's contract to manage the information technology operations of Anglian Water plc, and (3) increased demand for consulting services in Germany, especially in the area of ERP applications.

  During fiscal 1997, other international revenues increased 22% to $353.6 million. The growth was principally due to increased outsourcing activity in Australia and the acquisition of McDonnell Information Systems Ltd., a leading provider of healthcare information systems to the Australasian healthcare industry.

  The Company's U.S. federal government revenues were derived from the following agencies:

                                     FISCAL 1998      FISCAL 1997    FISCAL 1996
                                   ---------------- ---------------- -----------
                                            PERCENT          PERCENT
                                    AMOUNT  CHANGE   AMOUNT  CHANGE    AMOUNT
DOLLARS IN MILLIONS                -------- ------- -------- ------- -----------
Department of Defense............. $1,071.9    (1)% $1,082.8    13%   $  961.6
NASA..............................    298.6     0      299.4    (3)      310.1
Other civil agencies..............    260.2     3      253.4   (15)      299.8
                                   --------         --------          --------
Total U.S. Federal................ $1,630.7     0   $1,635.6     4    $1,571.5
                                   ========         ========          ========

  Federal revenues were essentially unchanged for fiscal 1998 compared to 1997. Gains were generated on certain task order contracts with the General Services Administration and the Defense Integration Systems Agency ("DISA") and by the acquisition of Information Technology Solutions, Inc. These gains were offset primarily by the conclusion of two large contracts in late fiscal 1997. During fiscal 1997, the Company's federal revenue increased primarily due to additional revenue generated on another task order contract for DISA and increased ordering of a management information system by the U.S. Department of Defense. Although CSC's fiscal 1998 and 1997 federal business was impacted by restrained federal spending, the Company believes the pipeline of new federal contract opportunities is robust.

  During fiscal 1998, CSC announced federal contract awards with a total value of $1.0 billion, compared with the $2.1 billion and $2.4 billion announced during fiscal 1997 and 1996, respectively.

COSTS AND EXPENSES

  The Company's costs and expenses before special charges were as follows:

                                                              PERCENTAGE OF
                                         DOLLAR AMOUNT           REVENUE
                                   -------------------------- ----------------
                                     1998     1997     1996   1998  1997  1996
DOLLARS IN MILLIONS                -------- -------- -------- ----  ----  ----
Costs of services................. $5,149.2 $4,413.2 $3,692.3 78.0% 78.6% 77.9%
Selling, general and
 administrative...................    602.7    485.1    471.3  9.1   8.6   9.9
Depreciation and amortization.....    386.9    333.2    272.1  5.9   5.9   5.7
Interest expense, net.............     42.1     32.3     32.1   .6    .6    .7
                                   -------- -------- -------- ----  ----  ----
Total............................. $6,180.9 $5,263.8 $4,467.8 93.6% 93.7% 94.2%
                                   ======== ======== ======== ====  ====  ====

COSTS OF SERVICES

  The Company's costs of services as a percent of revenue decreased to 78% for fiscal 1998 from 78.6% for fiscal 1997. The decrease relates to growth in commercial business versus federal business. The commercial growth occurred in the healthcare and financial services vertical markets as well as outsourcing, consulting and European operations. Improvements in European operations also contributed to the reduction in costs of services. The increase in costs of services in fiscal 1997 was primarily related to excess costs in the Company's U.S. telecommunications operations combined with lower telecommunications software sales and increases in costs in European operations.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative ("SG&A") expenses as a percent of revenue during fiscal 1998 increased to 9.1% from 8.6% for fiscal 1997. The increase was largely related to the Company's overall growth in its commercial operations as compared to its federal business. In particular, growth in the Healthcare and Financial Services Groups contributed to the increase in SG&A costs. The increase was partially offset by improvements within the Company's U.S. outsourcing, consulting and systems integration operations.

  For fiscal 1997, SG&A as a percent of revenue improved to 8.6% from 9.9% for fiscal 1996. The improvements were largely attributable to the Company's European operations and U.S. federal operations.

SPECIAL ITEMS

  Special items for fiscal 1998 represent costs, expenses and benefits associated with developments at CSC Enterprises and the Company's response to a failed take-over attempt.

  The Company recorded a net special credit of $1.7 million, or 1 cent per share, at CSC Enterprises, a general partnership which operates certain of the Company's credit services operations and carries out other business strategies through acquisition and investment. The net credit resulted from a tax benefit of $135 million and an after-tax charge of $133.3 million ($208.4 million before tax). During the first quarter, several partners withdrew from CSC Enterprises. These withdrawals caused CSC Enterprises to take actions which caused CSC to recognize an increase in the tax basis of certain assets which resulted in a deferred tax asset of $135 million and a corresponding reduction in the Company's provision for taxes. In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, an after-tax special charge of $133.3 million was recognized. The charge is comprised of $35 million of goodwill, $33.8 million of contract termination costs, $22.3 million of telecommunications software and accruals, $20.5 million of deferred contract costs and other assets, $11.7 million of telecommunications property, equipment and intangible assets, and $10 million of other costs.

  Also, during fiscal 1998 the Company recorded a before-tax special charge of $20.7 million, or 9 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14 million for investment banking expenses and $6.7 million for other expenses such as legal costs, public relations and shareholder communications.

  The fiscal 1997 special charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35.3 million or 23 cents per share. The charge is comprised of $11.0 million for investment banking and other merger expenses; $11.8 million related to the write-off of certain capitalized software, other assets and intangibles; and $26.1 million related to the elimination of duplicate data-processing facilities, employee severance costs and contract termination costs.

  The fiscal 1996 special charges were largely related to Continuum's acquisitions of Hogan Systems, Inc. and SOCS Holding, a Paris-based software and services company. The special charges of $76.1 million, or 40 cents per share after tax, included a $26.0 million non-cash charge resulting from the write-off of certain software development activities at SOCS Holding, restructuring and transaction costs of $19.4 million, and adjustments to the carrying value of certain operating assets of $30.7 million.

INCOME BEFORE TAXES

  The Company's income before taxes for the most recent three fiscal years is as follows:

                                               DOLLAR AMOUNT         MARGIN
                                            -------------------- ----------------
                                             1998   1997   1996  1998  1997  1996
DOLLARS IN MILLIONS                         ------ ------ ------ ----  ----  ----
Before special charges..................... $420.0 $352.2 $273.0 6.4%  6.3%  5.8%
Income before taxes........................  190.9  303.3  196.9 2.9   5.4   4.2

  Income before special charges and taxes improved during fiscal 1998 as a percentage of revenue. The .1% improvement during fiscal 1998 to a margin of 6.4% relates principally to the improvement in costs of services and depreciation and amortization. Partially offsetting the improvement were increases in SG&A expenses as a percent of revenue.

  During fiscal 1997, income before special charges and taxes increased principally due to improvement in SG&A expenses partially offset by increases in costs of services and depreciation and amortization.

TAXES

  The (benefit from) provision for income taxes as a percentage of pre-tax earnings was (36.4)%, 36.6% and 44.4% for fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 rate includes the tax benefit associated with the partnership withdrawals at CSC Enterprises. Before special items, the tax rate was 35.1%, 35.4% and 37.3% for fiscal 1998, 1997 and 1996, respectively.

NET INCOME AND EARNINGS PER SHARE

  The Company's net income and earnings per share for fiscal years 1998, 1997 and 1996 is as follows:

                                             DOLLAR AMOUNT         MARGIN
                                          -------------------- ----------------
                                           1998   1997   1996  1998  1997  1996
DOLLARS IN MILLIONS, EXCEPT EPS           ------ ------ ------ ----  ----  ----
Net income:
  Before special items................... $272.6 $227.7 $171.2 4.1%  4.1%  3.6%
  As reported............................  260.4  192.4  109.4 3.9   3.4   2.3
Diluted earnings per share:
  Before special items...................   1.72   1.46   1.12
  As reported............................   1.64   1.23   0.71

  During fiscal 1998, the Company's net income margin improved to 3.9% from 3.4%. The net special items incurred during fiscal 1998 reduced net income by $12.2 million or .2% of revenue. In fiscal 1997, the Company's net income margin improved to 3.4% from 2.3%. The special charge recorded in 1997 reduced net income by $35.3 million or .6% of revenue.

  Before special items, the net earnings margin was 4.1% for fiscal 1998 and 1997 and 3.6% for fiscal 1996. Although the net earnings margin before special items for 1998 was the same as 1997, the Company registered an improvement in cost of services as a percent of revenue and a lower tax rate before special items. The improvement in 1997 was attributable to the reduction of SG&A as a percent of revenue and a lower tax rate partially offset by an increase in costs of services as a percent of revenue.

CASH FLOWS

                                    FISCAL 1998      FISCAL 1997    FISCAL 1996
                                  ---------------- ---------------- -----------
                                           PERCENT          PERCENT
                                  AMOUNT   CHANGE  AMOUNT   CHANGE    AMOUNT
   DOLLARS IN MILLIONS            -------  ------- -------  ------- -----------
   Cash from operations.......... $ 583.3     17 % $ 500.4     30 %   $ 384.0
   Net cash used in investing....  (582.0)   (14)   (678.6)    28      (530.8)
   Net cash provided by
    financing....................   162.7     (7)    175.0    230        53.1
                                  -------          -------            -------
   Net increase (decrease) in
    cash and cash equivalents....   164.0             (3.2)             (93.7)
   Cash at beginning of year.....   110.7            113.9              207.6
                                  -------          -------            -------
     Cash at end of year......... $ 274.7    148   $ 110.7     (3)    $ 113.9
                                  =======          =======            =======

  Historically, the majority of the Company's cash has been provided from operating activities. The increases in cash from operations during fiscal 1998 and 1997 are primarily due to higher earnings, non-cash charges (depreciation and amortization) and lower income tax payments, partially offset by increased working capital requirements.

  The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company's investments also include a significant number of business acquisitions during fiscal 1996 through 1998.

  As described above, a majority of the Company's capital investments have been funded by cash from operations. During fiscal 1997 the Company, through affiliates, issued $150 million of term debt.

LIQUIDITY AND CAPITAL RESOURCES

  The balance of cash and cash equivalents was $274.7 million at April 3, 1998, $110.7 million at March 28, 1997 and $113.9 million at March 29, 1996.
During this period, the Company's earnings have added substantially to equity. At the end of fiscal 1998, CSC's ratio of debt to total capitalization was 27.7%.

                                                       1998     1997     1996
   DOLLARS IN MILLIONS                               -------- -------- --------
   Debt............................................. $  765.0 $  660.8 $  505.0
   Equity...........................................  2,001.3  1,669.6  1,420.1
                                                     -------- -------- --------
   Total capitalization............................. $2,766.3 $2,330.4 $1,925.1
                                                     ======== ======== ========
   Debt to total capitalization.....................  27.7%    28.4%    26.2%

  During fiscal 1997, the Company increased its affiliates' credit agreement from $350 million to $490 million to provide stand-by support for commercial paper. At April 3, 1998, $115 million was available for borrowing under this program, down from $193.1 million at March 28, 1997.

  In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities.

DIVIDENDS AND REDEMPTION

  It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

  On February 27, 1998, the Board of Directors redeemed the stock purchase rights issued under the 1988 stockholder rights plan and established March 30, 1998 as the record date for payment of the redemption price of one sixth of one cent per right, which was paid on April 13, 1998.

YEAR 2000

  Throughout its history, CSC has dealt with ongoing significant changes in the information technology industry. As a result, resources are constantly being employed to modify, upgrade and enhance systems and infrastructure on behalf of clients and internal needs. The Year 2000 issue represents another one of these changes. It is the result of computer programs which represent years as a two-digit field rather than a four-digit field. Any of such programs that utilize date sensitive data may not properly recognize a date field of 00 as the year 2000, but as some other date, typically the year 1900. This could result in possible system failure or miscalculations which affect normal business activity.

  The Company has established a comprehensive two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 ready. The initial phase, which included planning, inventory and assessment, has been completed. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be completed by mid-1999. The Company expects that the cost of making its proprietary software and internal systems compliant will not have a material effect on its overall financial position or overall trends in results of operations.

  The Company has initiated formal communications with all of its crucial suppliers to determine that they are or will be Year 2000 capable.

  The Company has been working with its clients and has completed an assessment of its obligations to make their systems Year 2000 ready. As a result of this assessment, the Company does not believe that these obligations will have a material effect on the Company.

  The Company has experienced significant growth in Year 2000 engagements and expects that trend to continue for the next few years.

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." The Company will adopt these standards for fiscal 1999 which will expand or modify disclosures and will have no impact on consolidated financial position, results of operations or cash flows.

  During October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides further guidance on recognizing revenue from sales of proprietary software and is effective for transactions CSC enters into beginning in fiscal 1999. The Company does not expect the adoption of SOP 97-2 to have a material impact on consolidated financial position, results of operations or cash flows.

MARKET RISK

  The Company has fixed-rate long-term debt obligations, short-term commercial paper, and other borrowings which are subject to market risk from changes in interest rates. During the ordinary course of business, the Company also enters into certain transactions contracted in foreign currency which are subject to market risk from changes in foreign currency exchange rates. The Company may use foreign currency forward contracts or options to hedge exposures arising from these transactions.

  Sensitivity analysis is one technique used to measure the impact of changes in interest rates and foreign exchange rates on the value of market-risk sensitive financial instruments. A hypothetical ten-percent movement in interest rates or a ten-percent fluctuation in the U.S. dollar against all currencies would not have a material impact on the Company's future earnings, fair value, or cash flows.

FORWARD-LOOKING STATEMENTS

  All statements contained in this annual report, or in any other document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent the Company's expectations and beliefs, are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These factors include, without limitation, the following: (i) competitive pressures;
(ii) the Company's
ability to attract and retain key personnel; (iii) changes in the demand for information technology outsourcing and business process outsourcing; (iv) changes in the financial condition of the Company's major commercial customers; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to consummate strategic acquisitions and alliances; (vii) the future profitability of the Company's customer contracts; (viii) the Company's ability to continue to develop and expand its service offerings to address emerging business demand and technological trends; and (ix) general economic conditions in countries in which the Company does business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Reports.............................................   16
Consolidated Balance Sheets as of April 3, 1998 and March 28, 1997........   18
Consolidated Statements of Income for the fiscal years ended April 3,
 1998, March 28, 1997, and March 29, 1996.................................   20
Consolidated Statements of Cash Flows for the fiscal years ended April 3,
 1998, March 28, 1997, and March 29, 1996.................................   21
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 April 3, 1998, March 28, 1997 and March 29, 1996.........................   22
Notes to Consolidated Financial Statements................................   23
Quarterly Financial Information (Unaudited)...............................   40

                                   SCHEDULE

Schedule VIII--Valuation and Qualifying Accounts..........................   47

  Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Separate financial statements of the Registrant have been omitted since it is primarily an operating company, and the minority interests in subsidiaries and long-term debt of the subsidiaries held by other than the Registrant are less than five percent of consolidated total assets. Financial statements (or summarized financial information) for unconsolidated subsidiaries and 50%- owned companies accounted for by the equity method have been omitted because they are inapplicable, or do not, considered individually or in the aggregate, constitute a significant subsidiary.

           INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

  We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of April 3, 1998 and March 28, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. These consolidated financial statements give retroactive effect to the merger of Computer Sciences Corporation and The Continuum Company, Inc. on August 1, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of The Continuum Company, Inc. for the year ended March 31, 1996. Such statements reflect aggregate total revenues constituting 11% in 1996 of the consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Continuum Company, Inc. is based solely on the report of the other auditor.

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

  In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of April 3, 1998 and March 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 26, 1998

                        REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
The Continuum Company, Inc.

  We have audited the consolidated balance sheets of The Continuum Company, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996 (which are not presented herein). The consolidated financial statements give retroactive effect to the acquisition of Hogan Systems, Inc. in March 1996, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the management of The Continuum Company, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Hogan Systems, Inc., which statements reflect total assets constituting 33% as of March 31, 1995 and net income constituting approximately 19% and 27% for the years ended March 31, 1995 and 1994, respectively, of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Hogan Systems, Inc. for 1995 and 1994, is based solely on the report of other auditors.

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

  As described in Note 2 to the consolidated financial statements referred to above, during the year ended March 31, 1994, The Continuum Company, Inc. changed its method of accounting for income taxes.

Ernst & Young LLP

Austin, Texas
May 1, 1996

                         COMPUTER SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           APRIL 3,  MARCH 28,
                                                             1998       1997
IN THOUSANDS                                              ---------- ----------
Current assets:
  Cash and cash equivalents.............................. $  274,688 $  110,726
  Receivables, net of allowance for doubtful accounts of
   $75,373 (1998) and $52,507 (1997) (notes 4 and 10)....  1,456,330  1,294,003
  Prepaid expenses and other current assets..............    251,618    161,317
                                                          ---------- ----------
    Total current assets.................................  1,982,636  1,566,046
                                                          ---------- ----------
Investments and other assets:
  Purchased and internally developed software, net of
   accumulated amortization of $120,675 (1998) and
   $152,725 (1997).......................................    125,430    132,627
  Excess of cost of businesses acquired over related net
   assets, net of accumulated amortization of $90,007
   (1998) and $72,472 (1997).............................    538,408    561,670
  Other assets...........................................    443,128    344,675
                                                          ---------- ----------
    Total investments and other assets...................  1,106,966  1,038,972
                                                          ---------- ----------
Property and equipment--at cost (note 5):
  Land, buildings and leasehold improvements.............    301,437    291,878
  Computers and related equipment........................  1,490,765  1,255,455
  Furniture and other equipment..........................    152,597    121,572
                                                          ---------- ----------
                                                           1,944,799  1,668,905
  Less accumulated depreciation and amortization.........    987,606    780,836
                                                          ---------- ----------
    Property and equipment, net..........................    957,193    888,069
                                                          ---------- ----------
                                                          $4,046,795 $3,493,087
                                                          ========== ==========



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           APRIL 3,   MARCH 28,
                                                             1998        1997
IN THOUSANDS EXCEPT SHARES                                ----------  ----------
Current liabilities:
  Short-term debt and current maturities of long-term
   debt (note 5)......................................... $   28,921  $   29,933
  Accounts payable.......................................    317,787     295,112
  Accrued payroll and related costs (note 6).............    299,062     252,902
  Other accrued expenses.................................    403,860     311,283
  Deferred revenue.......................................    127,337     112,888
  Federal, state and foreign income taxes (note 3).......     37,849      30,013
                                                          ----------  ----------
    Total current liabilities............................  1,214,816   1,032,131
                                                          ----------  ----------
Long-term debt, net of current maturities (note 5).......    736,054     630,842
                                                          ----------  ----------
Deferred income taxes (note 3)...........................                 83,216
                                                          ----------  ----------
Other long-term liabilities (note 6).....................     94,650      77,338
                                                          ----------  ----------
Commitments and contingencies (notes 6 and 7)............
Stockholders' equity (notes 1, 8 and 9)..................
  Preferred stock, par value $1 per share; authorized
   1,000,000 shares; none issued.........................
  Common stock, par value $1 per share; authorized
   275,000,000 shares; issued 157,324,565 (1998) and
   76,924,836 (1997).....................................    157,325      76,925
  Additional paid-in capital.............................    660,971     569,719
  Earnings retained for use in business..................  1,236,968   1,055,183
  Foreign currency translation and unfunded pension
   adjustments...........................................    (39,691)    (14,625)
                                                          ----------  ----------
                                                           2,015,573   1,687,202
  Less common stock in treasury, at cost, 346,170 shares
   (1998) and 332,220 shares (1997)                          (13,029)    (11,982)
  Unearned restricted stock (note 8).....................     (1,142)     (1,251)
  Notes receivable for shares sold (note 8)..............       (127)     (4,409)
                                                          ----------  ----------
    Stockholders' equity, net............................  2,001,275   1,669,560
                                                          ----------  ----------
                                                          $4,046,795  $3,493,087
                                                          ==========  ==========


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    FISCAL YEAR ENDED
                                             ----------------------------------
                                              APRIL 3,   MARCH 28,   MARCH 29,
                                                1998        1997        1996
IN THOUSANDS EXCEPT PER-SHARE AMOUNTS        ----------  ----------  ----------
Revenues.................................... $6,600,838  $5,616,048  $4,740,760
                                             ----------  ----------  ----------
Costs of services...........................  5,149,218   4,413,173   3,692,267
Selling, general and administrative.........    602,708     485,113     471,309
Depreciation and amortization...............    386,854     333,247     272,058
Interest expense............................     50,951      40,268      37,925
Interest income.............................     (8,855)     (7,995)     (5,782)
Special charges (note 2)....................    229,093      48,929      76,053
                                             ----------  ----------  ----------
Total costs and expenses....................  6,409,969   5,312,735   4,543,830
                                             ----------  ----------  ----------
Income before taxes.........................    190,869     303,313     196,930
Taxes on income (notes 2 and 3).............    (69,500)    110,900      87,499
                                             ----------  ----------  ----------
Net income.................................. $  260,369  $  192,413  $  109,431
                                             ==========  ==========  ==========
Earnings per common share (note 1):
  Basic..................................... $     1.68  $     1.27  $     0.74
                                             ==========  ==========  ==========
  Diluted................................... $     1.64  $     1.23  $     0.71
                                             ==========  ==========  ==========



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FISCAL YEAR ENDED
                                                   -------------------------------
                                                   APRIL 3,   MARCH 28,  MARCH 29,
IN THOUSANDS, INCREASE (DECREASE) IN CASH  AND       1998       1997       1996
CASH EQUIVALENTS                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................... $ 260,369  $ 192,413  $ 109,431
  Adjustments to reconcile net income to net cash
   provided:
    Depreciation and amortization.................   386,854    333,247    272,058
    Special items, net of tax.....................    97,870     11,884     73,186
    Provision for losses on accounts receivable...    20,058     33,501     20,623
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Increase in receivables.....................  (221,974)  (164,184)  (163,517)
      (Increase) decrease in prepaid expenses.....   (86,815)   (39,692)     7,234
      Increase in accounts payable and accruals...   109,575     97,294     28,768
      Increase in income taxes payable............     3,683     29,028     25,959
      Increase (decrease) in deferred revenue.....    13,817     (3,304)    12,518
      Other changes, net..........................      (133)    10,235     (2,274)
                                                   ---------  ---------  ---------
    Net cash provided by operating activities.....   583,304    500,422    383,986
                                                   ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.............  (349,316)  (322,434)  (275,841)
  Outsourcing contracts...........................  (145,974)  (102,508)  (114,144)
  Acquisitions, net of cash acquired..............  (103,269)  (176,693)   (76,878)
  Dispositions....................................    75,827      6,229      7,380
  Purchased and internally developed software.....   (64,052)   (77,227)   (56,767)
  Other investing cash flows, net.................     4,777     (6,011)   (14,555)
                                                   ---------  ---------  ---------
  Net cash used in investing activities...........  (582,007)  (678,644)  (530,805)
                                                   ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowing (repayment) of commercial paper...    77,953     50,188       (587)
  Borrowings under lines of credit................    61,281     48,180     78,457
  Repayment of borrowings under lines of credit...   (73,022)   (99,283)   (38,376)
  Proceeds from term debt issuance................    32,568    150,000     43,541
  Principal payments on long-term debt............   (10,959)   (29,843)   (58,476)
  Proceeds from stock option transactions.........    61,488     42,869     18,511
  Other financing cash flows......................    13,356     12,964     10,023
                                                   ---------  ---------  ---------
  Net cash provided by financing activities.......   162,665    175,075     53,093
                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents......................................   163,962     (3,147)   (93,726)
Cash and cash equivalents at beginning of year....   110,726    113,873    207,599
                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.......... $ 274,688  $ 110,726  $ 113,873
                                                   =========  =========  =========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         FOREIGN
                                                                        CURRENCY                          NOTES
                                                            EARNINGS       AND                          RECEIVABLE
                             COMMON STOCK       ADDITIONAL  RETAINED    UNFUNDED    COMMON    UNEARNED     FOR
                         ---------------------   PAID-IN   FOR USE IN    PENSION   STOCK IN  RESTRICTED   SHARES
IN THOUSANDS EXCEPT        SHARES      AMOUNT    CAPITAL    BUSINESS   ADJUSTMENTS TREASURY    STOCK       SOLD
SHARES                   -----------  --------  ---------- ----------  ----------- --------  ---------- ----------
Balance at March 31,
 1995...................  74,248,357  $ 74,248   $465,742  $  753,339   $  6,652   $ (5,179)  $(2,981)   $(1,052)
Stock option
 transactions...........   1,347,368     1,348     40,460                            (5,309)              (3,888)
Granting of restricted
 stock of $200 net of
 amortization and
 forfeitures of $1,093..       4,130         4        196                                         893
Net income..............                                      109,431
Currency translation
 adjustment.............                                                 (12,218)                            (28)
Unfunded pension
 obligation.............                                                  (1,648)
Retirement of Hogan
 treasury stock.........    (171,233)     (171)       171
Repayment of notes......                                                                                     103
                         -----------  --------   --------  ----------   --------   --------   -------    -------
Balance at March 29,
 1996...................  75,428,622    75,429    506,569     862,770     (7,214)   (10,488)   (2,088)    (4,865)
Stock option
 transactions...........   1,501,214     1,501     63,240                            (1,494)              (1,125)
Amortization and
 forfeitures of
 restricted stock.......      (5,000)       (5)       (90)                                        837
Net income..............                                      192,413
Currency translation
 adjustment.............                                                  (7,182)                            (24)
Unfunded pension
 obligation.............                                                    (229)
Repayment of notes......                                                                                   1,605
                         -----------  --------   --------  ----------   --------   --------   -------    -------
Balance at March 28,
 1997...................  76,924,836    76,925    569,719   1,055,183    (14,625)   (11,982)   (1,251)    (4,409)
Stock option
 transactions...........   2,077,103     2,077     91,252                            (1,047)
Amortization and
 forfeitures of
 restricted stock.......                                                                          109
Net income..............                                      260,369
Currency translation
 adjustment.............                                                 (23,287)
Unfunded pension
 obligation.............                                                  (1,779)
Repayment of notes......                                                                                   4,282
Effect of two-for-one
 stock split............  78,322,626    78,323                (78,323)
Stock purchase rights
 redemption.............                                         (261)
                         -----------  --------   --------  ----------   --------   --------   -------    -------
Balance at April 3,
 1998................... 157,324,565  $157,325   $660,971  $1,236,968   $(39,691)  $(13,029)  $(1,142)   $  (127)
                         ===========  ========   ========  ==========   ========   ========   =======    =======


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

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

BUSINESS COMBINATION

  On August 1, 1996, CSC acquired The Continuum Company, Inc. ("Continuum"). Upon consummation of the merger, Continuum became a wholly owned subsidiary of the Company. Each outstanding share of Continuum common stock was converted into 1.58 shares of common stock of the Company and each outstanding option to purchase shares of Continuum common stock was converted into an option to purchase 1.58 shares of CSC common stock. The acquisition has been accounted for as a pooling of interests, and previously reported consolidated financial statements of the Company for periods ended prior to August 1, 1996 have been restated to include the financial position and results of operations of Continuum.

OTHER ACQUISITIONS

  On March 15, 1996, Continuum, prior to its merger with CSC, acquired Hogan Systems, Inc. ("Hogan") through the issuance of 4,814,000 shares of its common stock (equivalent to 7,606,000 shares of CSC's common stock). The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of Hogan for all periods presented.

  During the three years ended April 3, 1998, the Company made a number of acquisitions in addition to those described above which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $61,460, $199,302 and $34,497; and assumed liabilities of $47,632, $125,511 and $18,628 for fiscal 1998, 1997 and 1996 respectively. The excess of cost of businesses acquired over related net assets was $89,028, $139,504 and $22,448 for the three fiscal years ended 1998.

INCOME RECOGNITION

  The Company provides services under time and materials, level of effort, cost-based and fixed price contracts. For time and materials and level of effort types of contracts, income is recorded as the costs are incurred, income being the difference between such costs and the agreed-upon billing amounts. For cost-based contracts, income is recorded by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. For fixed price contracts, income is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized during the period in which the loss is determined.

  Revenues from certain information processing services are recorded at the time the service is utilized by the customer. Revenues from sales of proprietary software are generally recognized upon receipt of a signed contract documenting a customer commitment; however, if significant customization is part of the transaction, such revenues are recognized over the period of delivery.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

  The Company's depreciation and amortization policies are as follows:

     Property and Equipment:
       Buildings.......................... 10 to 40 years
       Computers and related equipment.... 3 to 10 years
       Furniture and other equipment...... 2 to 10 years
       Leasehold improvements............. Shorter of lease term or useful life
     Investments and Other Assets:
       Purchased and internally developed
        software.......................... 2 to 10 years
       Credit information files........... 10 to 20 years
       Excess of cost of businesses
        acquired over related net assets.. Up to 40 years
       Deferred contract costs............ Contract life

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

  Included in purchased and internally developed software are unamortized capitalized software development costs of $76,969 and $71,709 as of April 3, 1998 and March 28, 1997, respectively. The related amortization expense was $17,358, $20,073 and $19,947 for the three fiscal years ended 1998. During March 1996, $20,200 of capitalized software was written off to reflect a decline in net realizable value associated primarily with changes in market conditions and changes in business strategy relating to certain banking products.

  Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $102,723 and $89,378 for fiscal 1998 and 1997, respectively. The related amortization expense was $15,371, $12,112 and $12,764 for the three fiscal years ended 1998.

  The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

CASH FLOWS

  Cash payments for interest on indebtedness and taxes on income are as follows:

                                                               FISCAL YEAR
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
     Interest........................................... $50,909 $37,910 $36,322
     Taxes on income....................................  30,613  63,899  50,703

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. The Company has no material hedge contracts with respect to its foreign exchange or interest rate positions.

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

STOCK SPLIT

  All share data with the exception of prior year share amounts in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity have been restated to reflect the two-for-one stock split in the form of a 100% stock dividend paid on March 23, 1998.

EARNINGS PER SHARE

  During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires presentation of both basic and diluted EPS and restatement of all prior-period EPS data presented. Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

  Basic and diluted earnings per share are calculated as follows:

                                                            FISCAL YEAR
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Net income for basic and diluted EPS............. $260,369 $192,413 $109,431
                                                     ======== ======== ========
   Common share information (in thousands)
     Average common shares outstanding for basic
      EPS...........................................  155,125  151,895  148,865
     Dilutive effect of stock options...............    3,401    4,499    4,205
                                                     -------- -------- --------
     Shares for diluted EPS.........................  158,526  156,394  153,070
                                                     ======== ======== ========
   Basic EPS........................................ $   1.68 $   1.27 $   0.74
   Diluted EPS......................................     1.64     1.23     0.71

  In accordance with SFAS No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 95,310, 249,813 and 136,973 at April 3, 1998, March 27, 1997 and March 28, 1996, respectively.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." During fiscal 1999, the Company will adopt these standards, which will expand or modify disclosures but will have no impact on consolidated financial position, results of operations or cash flows.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides further guidance on recognizing revenue from sales of proprietary software and is effective for transactions CSC enters into beginning in fiscal 1999. The Company does not expect the adoption of SOP 97-2 to have a material impact on consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

  Certain reclassifications have been made to the prior years' financial statements in order to conform to the current presentation.

NOTE 2--SPECIAL ITEMS

  Special items in fiscal 1998 represent costs, expenses, and benefits associated with developments at CSC Enterprises and the Company's response to a failed take-over attempt.

  During the fiscal quarter ended June 27, 1997, CSC recognized a net special credit of $1,707, or 1 cent per share, at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135,000 and an after-tax special charge of $133,293 ($208,393 before tax). During the fiscal quarter ended June 27, 1997, several partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a permanent difference between the tax and book basis of certain assets, which established a deferred tax asset of $135,000 and a corresponding reduction of CSC's provision for income taxes during the quarter ended June 27, 1997. In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, certain offerings and assets were eliminated, primarily within its telecommunications operations. As a result, CSC recognized an after-tax special charge of $133,293 during the fiscal quarter ended June 27, 1997. This special charge included goodwill of $35,000, contract termination costs of $34,000, deferred contract costs and other assets of $20,000, telecommunications software and accruals of $22,000, telecommunications property, equipment and intangible assets of $12,000 and other costs of $10,000.

  In the fourth quarter of fiscal 1998, the Company recorded a before-tax special charge of $20,700, or 9 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14,000 for investment banking expenses and $6,700 for other expenses such as legal costs, public relations and shareholder communications.

  The fiscal 1997 special charge represents costs and expenses related to the August 1 acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280, or

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

NOTE 2--SPECIAL ITEMS (CONTINUED)

23 cents per share. The charge is composed of $11,040 for investment banking and other merger expenses; $11,785 related to the write-off of certain capitalized software, other assets and intangibles; and $26,104 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

  In connection with the fiscal 1996 acquisition of Hogan discussed in note 1, Continuum effected a plan to integrate, restructure and realign its expanded business. As a result, approximately $50,100 of special charges were expensed, including $9,600 of transaction and $9,800 of restructuring costs (which includes the consolidation of facilities and data processing and employee terminations). In addition, non-cash adjustments to the carrying value of certain tangible and intangible assets of $30,700 were recorded, including $20,200 to capitalized software.

  Fiscal 1996 charges also included $26,000, related to an acquisition, which was assigned to purchased research and development and subsequently expensed with no income tax benefit. The combined fiscal 1996 after-tax special charges recorded were $61,800, or 40 cents per share.

NOTE 3--INCOME TAXES

  The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                            FISCAL YEAR
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Domestic entities................................ $ 96,438 $270,353 $198,571
   Entities outside the United States...............   94,431   32,960   (1,641)
                                                     -------- -------- --------
                                                     $190,869 $303,313 $196,930
                                                     ======== ======== ========

  The provisions (credits) for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                            FISCAL YEAR
                                                     --------------------------
                                                       1998      1997    1996
                                                     --------  -------- -------
   Current portion:
     Federal........................................ $(12,275) $ 83,185 $27,611
     State..........................................   (2,051)   12,065   2,282
     Foreign........................................   39,299    10,529  14,258
                                                     --------  -------- -------
                                                       24,973   105,779  44,151
                                                     --------  -------- -------
   Deferred portion:
     Federal........................................  (82,170)    3,566  38,980
     State..........................................   (8,812)      664   7,540
     Foreign........................................   (3,491)      891  (3,172)
                                                     --------  -------- -------
                                                      (94,473)    5,121  43,348
                                                     --------  -------- -------
   Total provision (credit) for taxes............... $(69,500) $110,900 $87,499
                                                     ========  ======== =======

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 3--INCOME TAXES (CONTINUED)

  Included in the fiscal 1998 current portion is $27,000 (composed of $26,200 federal and $800 state) of the $135,000 deferred tax asset described in Note 2 and $81,900 related to the other fiscal 1998 special items, also described in
Note 2. The fiscal 1998 deferred portion includes the remaining $108,000 (composed of $104,800 federal and $3,200 state) of the $135,000 deferred tax asset.

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                               FISCAL YEAR
                                                             ------------------
                                                             1998    1997  1996
                                                             -----   ----  ----
   Statutory rate...........................................  35.0 % 35.0% 35.0%
   State income tax, less effect of federal deduction.......   2.2    2.8   3.7
   Goodwill amortization....................................    .4     .6   1.8
   Utilization of tax credits/losses........................  (2.2)  (1.9)  (.2)
   Special items............................................ (71.5)   1.2   4.9
   Other....................................................   (.3)  (1.1)  (.8)
                                                             -----   ----  ----
   Effective tax rate....................................... (36.4)% 36.6% 44.4%
                                                             =====   ====  ====

  The fiscal 1998 special items percentage relates principally to the $135,000 tax benefit described in Note 2. The fiscal 1997 and 1996 special items percentages are the result of non-deductible acquisition-related costs.

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                          APRIL 3,   MARCH 28,
                                                            1998       1997
                                                          ---------  ---------
   Deferred tax assets (liabilities)
     Deferred income..................................... $   1,457  $   2,055
     Employee benefits...................................    (1,421)       788
     Provisions for contract settlement..................     4,121     16,047
     Currency exchange...................................    18,909       (623)
     Other assets........................................    22,438      8,096
     Contract accounting.................................  (109,343)   (90,963)
     Depreciation and amortization.......................    54,420    (73,921)
     Prepayments.........................................   (41,083)    (7,460)
     Tax loss/credit carryforwards.......................    20,231
     Other assets (liabilities)..........................      (998)     4,967
                                                          ---------  ---------
   Total deferred taxes.................................. $ (31,269) $(141,014)
                                                          =========  =========

  Of the above deferred amounts, $111,277 and $57,799 are included in current income taxes payable at April 3, 1998 and March 28, 1997, respectively.

  During fiscal 1996, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for fiscal years 1987 through 1991, and assessed the Company additional federal income tax plus interest. The Company filed a protest during fiscal 1996 regarding the assessment and took the issue before the Appeals Division of the IRS. During fiscal 1998, the Appeals Division completed its review of the matter and is in the process of completing their report. The results are not expected to have a material effect on the financial statements.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

NOTE 4--RECEIVABLES

  Receivables consist of the following:

                                                           APRIL 3,  MARCH 28,
                                                            1998        1997
                                                          ---------- ----------
     Billed trade accounts..............................  $1,043,703 $  884,772
     Recoverable amounts under contracts in progress....     366,778    376,266
     Other receivables..................................      45,849     32,965
                                                          ---------- ----------
                                                          $1,456,330 $1,294,003
                                                          ========== ==========

  Amounts due under long-term contracts include the following items:

                                                           APRIL 3,  MARCH 28,
                                                             1998       1997
                                                          ---------- ----------
     Included in billed trade accounts receivable--
       Amounts retained in accordance with contract
        terms, due upon completion or other specified
        event...........................................  $    3,556 $    8,848
                                                          ========== ==========
     Included in recoverable amounts under contracts in
      progress:
       Amounts on fixed price contracts not billable in
        accordance with contract terms until some future
        date............................................  $  240,814 $  231,115
       Amounts retained in accordance with contract
        terms, due upon completion or other specified
        event...........................................      23,246     31,072
       Excess of costs over provisional billings,
        awaiting clearance for final billing or future
        negotiation.....................................       6,593     26,056
       Accrued award fees...............................      14,647     12,120
       Amounts on completed work, negotiated and
        awaiting contractual document...................       3,670      4,106
       Unrecovered costs related to claims..............       3,902      4,554
                                                          ---------- ----------
                                                          $  292,872 $  309,023
                                                          ========== ==========

  The recoverable amounts under contracts in progress which have not yet been billed comprise amounts of contract revenue not billable at the balance sheet date. Such amounts generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer.

  All items relating to long-term contracts shown above are expected to be collected during fiscal 1999 except for $3,896 of unrecovered costs related to claims and $118,949 of other items to be collected during fiscal 2000 and thereafter. The unrecovered costs related to claims are recorded at net realizable value and consist primarily of amounts due under long-term contracts which are pending determination by negotiation or legal proceedings.

NOTE 5--DEBT

SHORT-TERM

  At April 3, 1998, the Company had uncommitted lines of credit of $45,000 with domestic banks. As of April 3, 1998, the Company had no borrowings outstanding under these lines of credit.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 5--DEBT (CONTINUED)

  At April 3, 1998, the Company also had uncommitted lines of credit of $101,393 with certain foreign banks. As of April 3, 1998, the Company had $24,626 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. At April 3, 1998, the weighted average interest rate on borrowings under these short-term lines of credit was 4.7%. At March 28, 1997, the rate was 5.0%.

LONG-TERM

                                                              APRIL 3, MARCH 28,
                                                                1998    1997
                                                              -------- --------
     Commercial paper........................................ $375,023 $296,937
     6.8% term notes, due April 1999.........................  150,000  150,000
     6.5% term notes, due November 2001......................  150,000  150,000
     Capitalized lease liabilities, at varying interest
      rates, payable in monthly installments through fiscal
      2003...................................................   21,603   17,451
     Notes payable, at varying interest rates (from 3.5% to
      6.5%) through fiscal 2004..............................   61,239   26,076
                                                              -------- --------
     Total long-term debt....................................  757,865  640,464
     Less current maturities.................................   21,811    9,622
                                                              -------- --------
                                                              $736,054 $630,842
                                                              ======== ========

  The weighted average interest rate on the Company's commercial paper was 5.5% and 5.4% at April 3, 1998 and March 28, 1997, respectively.

  Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $18,895 (1998) and $11,823 (1997), less accumulated amortization of $5,378 and $6,055, respectively.

  Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $1,066,000 of retained earnings were available for cash dividends at April 3, 1998.

  The carrying value of the Company's long-term debt is $757,865 at April 3, 1998, as shown above. The corresponding fair value approximates the carrying value using the current interest rates available to the Company for debt of the same remaining maturities.

  Maturities of long-term debt by fiscal year are $21,811 (1999), $541,529
(2000), $13,538 (2001), $158,010 (2002), $1,006 (2003) and $21,971 thereafter.

NOTE 6--RETIREMENT PLANS

PENSIONS

  The Company and its subsidiaries have several pension plans, as described below.

  A contributory, defined benefit pension plan is generally available to U.S. employees. The benefits under this plan are based on years of participation and the employee's compensation over the entire period of

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 6--RETIREMENT PLANS (CONTINUED)

participation. It is the Company's funding policy to make contributions to the plan as required by applicable regulations. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. The benefits for these plans generally are based on years of participation and the employee's average compensation during the final years of employment. In addition, the Company has a Supplemental Executive Retirement Plan ("SERP") and a Nonemployee Director Retirement Plan, which are nonqualified, noncontributory pension plans. The SERP is a defined benefit retirement plan for designated officers and key executives of the Company. It restores benefits limited by tax regulations and provides for additional benefits based on years of service and the participant's average compensation during a final period of employment.

  Net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

                                                          FISCAL YEAR
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Service cost--benefits earned during the year.  $ 54,629  $ 42,831  $ 32,351
   Interest cost on projected benefit obligation.    50,469    36,553    28,590
   Actual return on assets.......................   (98,071)  (61,133)  (68,449)
   Net amortization and deferral:
     Amortization of initial net obligations (net
      assets)....................................       280      (320)     (538)
     Amortization of prior service costs.........     2,830     1,703     1,432
     Amortization of net loss....................       965       999       518
     Asset gain deferred.........................    43,757    21,503    37,893
                                                   --------  --------  --------
   Net periodic pension cost.....................  $ 54,859  $ 42,136  $ 31,797
                                                   ========  ========  ========

  The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                FISCAL YEAR
                          -------------------------------------------------------
                                     1998                        1997
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED     BENEFIT     ACCUMULATED     BENEFIT
                             BENEFIT     OBLIGATIONS     BENEFIT     OBLIGATIONS
                           OBLIGATIONS  EXCEED ASSETS  OBLIGATIONS  EXCEED ASSETS
                          ------------- ------------- ------------- -------------
Actuarial present value
 of benefit obligations:
  Vested benefit
   obligation...........    $(602,062)    $(68,904)     $(446,978)    $(28,774)
                            =========     ========      =========     ========
  Accumulated benefit
   obligation...........    $(628,771)    $(84,741)     $(475,791)    $(41,408)
                            =========     ========      =========     ========
Projected benefit
 obligation.............    $(820,390)    $(92,594)     $(570,739)    $(44,743)
Plan assets at fair
 market value...........      848,336       53,826        604,969       14,387
                            ---------     --------      ---------     --------
Projected benefit
 obligation less than
 (in excess of) plan
 assets.................       27,946      (38,768)        34,230      (30,356)
Unrecognized net (gain)
 loss...................      (67,949)      13,402        (42,796)       4,865
Prior service cost not
 yet recognized in net
 periodic pension cost..       19,820        2,968         11,308        4,585
Unrecognized net
 obligation being
 amortized over future
 service periods of plan
 participants...........          877        4,406          2,677          759
Adjustment to reflect
 minimum liability......                    (8,775)                     (8,762)
Contribution in fourth
 fiscal quarter.........        2,560                       1,940
                            ---------     --------      ---------     --------
Pension (liability)
 asset..................    $ (16,746)    $(26,767)     $   7,359     $(28,909)
                            =========     ========      =========     ========

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 6--RETIREMENT PLANS (CONTINUED)

  Assumptions used in the accounting for the Company's plans were:

                                                         FISCAL YEAR
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
U.S. plans
Discount or settlement rate....................      7.25%      7.50%      7.50%
Rates of increase in compensation levels....... 4.00-5.92  4.00-6.17  4.00-6.17
Expected long-term rate of return on assets....      8.50       8.50       8.50
Non-U.S. plans
Discount or settlement rates................... 3.50-7.50  6.00-8.00  7.00-9.00
Rates of increase in compensation levels....... 2.50-5.00  3.50-6.00  3.50-6.50
Expected long-term rates of return on assets... 6.00-8.25  6.00-9.00  7.00-9.25

  Plan assets include equity and fixed income securities, real estate investments, insurance contracts and short term investments.

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 3, 1998, plan assets included 5,729,033 shares of the Company's common stock. During fiscal 1998, 1997 and 1996, the Company contributed $35,216, $29,772 and $20,809, respectively.

OTHER POSTRETIREMENT BENEFITS

  The Company provides healthcare and life insurance benefits for certain retired U.S. employees, generally for those employed prior to August 1992. It is the Company's funding policy to make contributions to the related plans as required for recovery on government contracts. Most non-U.S. employees are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes. The net periodic postretirement benefit costs, relating principally to retiree healthcare, amounted to $4,496, $4,931 and $5,100 in fiscal 1998, 1997 and 1996, respectively.

  Net periodic postretirement benefit cost included the following components:

                                                          FISCAL YEAR
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
     Service cost, benefits earned during the
      period....................................... $   662  $   865  $   831
     Interest cost on accumulated benefit
      obligation...................................   3,044    3,031    3,018
     Actual return on plan assets..................  (3,543)  (1,565)  (1,463)
     Amortization of initial obligation............   1,633    1,633    1,633
     Amortization of prior service cost............     490       36
     Amortization of net gain......................    (389)     (44)     (42)
     Asset gain deferred...........................   2,599      975    1,123
                                                    -------  -------  -------
     Net provision for postretirement benefits..... $ 4,496  $ 4,931  $ 5,100
                                                    =======  =======  =======

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 6--RETIREMENT PLANS (CONTINUED)

  The status of the plan and amounts recognized in the Company's consolidated balance sheets are as follows:

                                                            APRIL 3,  MARCH 28,
                                                              1998      1997
                                                            --------  --------
     Actuarial present value of benefit obligation
      applicable to:
       Retirees............................................ $(21,456) $(20,302)
       Fully eligible plan participants....................   (6,510)   (3,518)
       Other active plan participants......................  (19,860)  (13,109)
                                                            --------  --------
     Accumulated postretirement benefit obligation.........  (47,826)  (36,929)
     Plan assets at fair market value......................   20,311    12,721
                                                            --------  --------
     Accumulated postretirement benefit obligation in
      excess of plan assets................................  (27,515)  (24,208)
     Unrecognized net gain.................................   (7,481)   (9,419)
     Unrecognized transition obligation....................   23,726    25,359
     Prior service cost not yet recognized in net periodic
      postretirement benefit cost..........................    4,900       649
                                                            --------  --------
     Accrued postretirement benefit liability.............. $ (6,370) $ (7,619)
                                                            ========  ========

  The assumed rate of return on plan assets was 8.5% and 7.5% for fiscal 1998 and 1997, respectively, and the discount rate used to estimate the accumulated postretirement benefit obligation was 7.25% and 7.5% for fiscal 1998 and 1997, respectively. Plan assets include equity and fixed income securities and short term investments. The assumed healthcare cost trend rate used in measuring the expected benefit obligation was 8.5% for fiscal 1998, declining to 5.0% for 2004 and subsequent years. A one-percentage point increase in the assumed healthcare cost trend rate would increase the accumulated postretirement benefit obligation as of April 3, 1998, and the net periodic postretirement benefit cost for fiscal 1998 by $5,123 and $561, respectively.

NOTE 7--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $183,128 (1998), $162,777
(1997), and $148,088 (1996).

  Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 3, 1998 are as follows:

     FISCAL YEAR                                           REAL ESTATE EQUIPMENT
     -----------                                           ----------- ---------
     1999.................................................  $ 79,260    $50,163
     2000.................................................    66,041     21,672
     2001.................................................    55,192      7,526
     2002.................................................    44,456      1,844
     2003.................................................    36,300        127
     Thereafter...........................................   100,636         44
                                                            --------    -------
                                                            $381,885    $81,376
                                                            ========    =======

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED)

  DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the fiscal years ended April 3, 1998, March 28, 1997 and March 29, 1996, the Company incurred aggregate expenses of $27,271, $22,788 and $22,647, respectively, related thereto, which are included in costs of services.

CONTINGENCIES

  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company's customer base includes Fortune 500 companies, the U.S. Federal government, and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company's customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

  The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's results of operations or financial position.

NOTE 8--STOCK INCENTIVE PLANS

  Stock Options. The Company has seven stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee. In addition, on August 1, 1996, in connection with the acquisition of Continuum, the Company assumed outstanding employee and non-employee director options to purchase an aggregate of 2,976,000 shares of Continuum common stock at an average exercise price of $26.77 per share (which is equivalent to 4,702,000 shares of CSC common stock at an average exercise price of $16.95 per share), and shares of restricted Continuum common stock were converted into 45,232 shares of restricted CSC common stock. At April 3, 1998, March 28, 1997 and March 29, 1996, 1,938,838, 4,588,930 and 6,852,000 shares, respectively, of
CSC common stock were available for the grant to employees of future stock options, restricted stock or other stock-based incentives.

  Information concerning stock options granted under stock incentive plans is as follows:

                                                 FISCAL YEAR
                         --------------------------------------------------------------
                                1998                 1997                 1996
                         -------------------- -------------------- --------------------
                                     WEIGHTED             WEIGHTED             WEIGHTED
                                     AVERAGE              AVERAGE              AVERAGE
                         NUMBER OF   EXERCISE NUMBER OF   EXERCISE NUMBER OF   EXERCISE
                           SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                         ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning
 of year................ 13,157,762   $20.22  13,972,880   $15.45  14,327,886   $12.77
Granted.................  3,285,950    35.36   3,148,736    34.74   2,657,384    24.75
Exercised............... (3,820,152)   15.20  (2,918,180)   12.77  (2,367,032)    9.39
Canceled................   (776,702)   28.83  (1,045,674)   20.90    (645,358)   16.51
                         ----------           ----------           ----------
Outstanding, end of
 year................... 11,846,858    25.48  13,157,762    20.23  13,972,880    15.45
                         ==========   ======  ==========   ======  ==========   ======
Exercisable, end of
 year...................  4,261,089   $16.21   5,412,886   $13.79   4,761,898   $11.19
                         ==========   ======  ==========   ======  ==========   ======

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 8--STOCK INCENTIVE PLANS (CONTINUED)

                                                      APRIL 3, 1998
                          ----------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------- --------------------------
                                         WEIGHTED    WEIGHTED AVERAGE                WEIGHTED
RANGE OF OPTION EXERCISE    NUMBER       AVERAGE        REMAINING       NUMBER       AVERAGE
PRICE                     OUTSTANDING EXERCISE PRICE CONTRACTUAL LIFE EXERCISABLE EXERCISE PRICE
------------------------  ----------- -------------- ---------------- ----------- --------------
  $ .17-$12.17..........   2,520,076      $10.12           4.0         2,117,491      $ 9.84
   12.25-22.69..........   2,416,970       17.93           6.1         1,386,796       17.26
   23.38-33.50..........   1,276,640       26.03           7.5           276,200       26.27
   33.75-33.94..........   2,541,400       33.93           9.1            19,070       33.76
   34.00-53.28..........   3,091,772       36.72           8.5           461,532       35.59

  The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Compensation cost recognized with respect to stock options was $377, $442 and $213 for fiscal 1998, 1997 and 1996, respectively.

  Restricted Stock. Restricted stock awards consist of shares of common stock of the Company sold at par value ($1 per share). Upon sale to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

  The restrictions on shares of Continuum restricted stock lapse ratably on the first five anniversaries of the date of sale, and were granted coincident with cash bonuses aggregating $211 during the fiscal year ended March 29, 1996. The restrictions on shares of CSC restricted stock (other than Continuum restricted stock) generally lapse on the fifth, sixth and seventh anniversaries of the date of sale.

  At April 3, 1998, March 28, 1997 and March 29, 1996, 165,302, 296,482 and
400,348 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

  The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the date of sale to the employee over the sales price, and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $645, $742 and $1,049 during fiscal 1998, 1997 and 1996, respectively.

  Restricted Stock Units. During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors. As of April 3, 1998, 22,488 restricted stock units ("RSUs") had been awarded to nonemployee directors under this plan and were outstanding on that date.

  When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares. At the holder's election, which must be made within 30 days after the date of the award, the RSUs may be redeemed (i) as an entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such day.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

NOTE 8--STOCK INCENTIVE PLANS (CONTINUED)

  There are two types of RSUs: (i) those awarded in lieu of vested retirement benefits under other plans ("Accrued Benefit RSUs"); and (ii) those awarded as a form of future retirement benefits ("Future Benefit RSUs"). When a holder of Accrued Benefit RSUs ceases to be a director of the Company, the number of shares of CSC common stock to be delivered by the Company upon redemption of the RSUs is equal to the number of such RSUs awarded. When a holder of Future Benefit RSUs ceases to be a director, the number of shares to be delivered upon redemption is equal to 20% of the number of such RSUs awarded, multiplied by the number of full years (but not in excess of 5) that the holder served as a director after the date of award.

  At April 3, 1998, 8,778 Accrued Benefit RSUs and 13,710 Future Benefit RSUs were outstanding, and 77,512 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

  The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized, in the case of Future Benefit RSUs, over the vesting period. Compensation cost recognized with respect to RSUs was $413 for fiscal 1998.

  Pro Forma Information. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of stock option awards would be charged against income on a straight-line basis over the vesting period. The effects on pro forma disclosures of applying SFAS No. 123, "Accounting for Stock-Based Compensation," are not likely to be representative of the effects on pro forma disclosures of future years, because SFAS No. 123 is applicable only to options granted subsequent to fiscal 1995.

                                                    FISCAL YEAR
                         -----------------------------------------------------------------
                                 1998                  1997                  1996
                         --------------------- --------------------- ---------------------
                         AS REPORTED PRO FORMA AS REPORTED PRO FORMA AS REPORTED PRO FORMA
                         ----------- --------- ----------- --------- ----------- ---------
Net income..............  $260,369   $246,161   $192,413   $182,649   $109,431   $106,063
Basic earnings per
 share..................      1.68       1.59       1.27       1.20       0.74       0.71
Diluted earnings per
 share..................      1.64       1.55       1.23       1.17       0.71       0.69

  The weighted average fair values of stock options granted during fiscal 1998, 1997 and 1996 were $12.08, $11.53 and $8.11, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 6.43%, 6.55% and 6.16%; expected volatility of 28%, 26% and 26%; and expected lives in years of 6.06, 5.75 and 5.75.

  Promissory Notes. Certain acquired companies sold shares of their common stock to employees and directors in exchange for non-interest bearing promissory notes secured by the shares. The outstanding principal balances of these notes amounted to $127 at April 3, 1998 and are classified as a reduction of stockholders' equity.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 9--STOCKHOLDER PURCHASE RIGHTS PLAN

  On December 21, 1988, the Company adopted a stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. On February 27, 1998, the Company's Board of Directors redeemed these rights for one sixth of one cent per right. The redemption price was paid after the end of fiscal 1998 to the holders of record of rights as of the close of business March 30, 1998.

  On February 18, 1998, the Company adopted a new stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. These rights, which are attached to and trade only together with the common stock, are not currently exercisable. On the tenth business day after any person or entity becomes the beneficial owner of 10% or more of CSC's common stock, each right (other than rights held by the 10% stockholder, which will become void) will become exercisable to purchase, for $250, CSC common stock having a market value of $500. The rights expire February 18, 2008, and may be redeemed by the Board of Directors at $.0005 per right at any time before they become exercisable.

NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION

  The Company's business involves operations in principally one industry segment, providing management and information technology consulting, systems integration and outsourcing. CSC operates primarily in the United States, Europe, Australia and other Pacific Rim countries.

                                                         FISCAL YEAR
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Revenues
     United States...........................  $4,406,236 $3,795,361 $3,342,317
     Europe..................................   1,770,955  1,474,933  1,109,616
     Other...................................     423,647    345,754    288,827
                                               ---------- ---------- ----------
       Total.................................  $6,600,838 $5,616,048 $4,740,760
                                               ========== ========== ==========
   Operating income
     United States...........................  $  165,625 $  342,353 $  248,642
     Europe..................................     108,788     32,998      6,514
     Other...................................      14,355      1,198     11,737
                                               ---------- ---------- ----------
       Total.................................  $  288,768 $  376,549 $  266,893
                                               ========== ========== ==========
   Identifiable assets at year end
     United States...........................  $2,579,269 $2,608,849 $1,844,305
     Europe..................................   1,193,131    726,953    931,183
     Other...................................     274,395    157,285    160,531
                                               ---------- ---------- ----------
       Total.................................  $4,046,795 $3,493,087 $2,936,019
                                               ========== ========== ==========

   Operating income is generally calculated as total revenue less operating expenses, without adding or deducting corporate general and administrative costs, interest income and expense, income taxes or other items. Operating expenses include special charges.

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

   The composition of the special charges included in the operating income above is as follows:

                                                              FISCAL YEAR
                                                        ------------------------
                                                          1998    1997    1996
                                                        -------- ------- -------
   United States....................................... $229,093 $27,247 $42,138
   Europe..............................................           10,300  31,816
   Other...............................................           11,382   2,099
                                                        -------- ------- -------
     Total............................................. $229,093 $48,929 $76,053
                                                        ======== ======= =======

  The Company derives a significant portion of its revenues from departments and agencies of the United States government. At April 3, 1998, approximately 27% of the Company's accounts receivable were due from the federal government. Federal government revenues by agency/department are as follows:

                                                     FISCAL YEAR
                             -----------------------------------------------------------
                                    1998                1997                1996
                             ------------------- ------------------- -------------------
                                        PERCENT             PERCENT             PERCENT
                               AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                             ---------- -------- ---------- -------- ---------- --------
   Department of Defense...  $1,071,958    16%   $1,082,885    19%   $  961,587    20%
   National Aeronautics and
    Space Administration...     298,592     5       299,388     5       310,053     7
   Other civil agencies....     260,183     4       253,394     5       299,859     6
                             ----------   ---    ----------   ---    ----------   ---
     Total.................  $1,630,733    25%   $1,635,667    29%   $1,571,499    33%
                             ==========   ===    ==========   ===    ==========   ===

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

  Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase the collections business (the "Collections Put Option"), and a separate option to require ECIS to purchase the credit reporting business and, if not previously sold, the collections business (the "Credit Reporting Put Option"). Both options require six months' advance notice and expire on August 1, 2013.

  On November 25, 1997, the Collections Put Option was exercised and the collections business was sold for approximately $38,000. The transaction was consummated after the end of fiscal 1998.

  The exercise price of the Credit Reporting Put Option is determined by certain financial formulas if notice of exercise is given on or prior to July 31, 1998. In the opinion of management, the exercise price of the Credit Reporting Put Option on or prior to July 31, 1998, as determined using consistent methods of calculation under the financial formulas, approximated $526,000 at April 3, 1998. In its annual report for the year ended

                         COMPUTER SCIENCES CORPORATION

                (DOLLARS IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


NOTE 11--AGREEMENTS WITH EQUIFAX (CONTINUED)

December 31, 1997, Equifax Inc. stated that this exercise price is currently estimated at approximately $375,000. Both amounts have been reduced to reflect the sale of the collections business, which occurred after April 3, 1998.

  If notice of exercise of the Credit Reporting Put Option is given after July 31, 1998, the exercise price is equal to the appraised value of the assets subject to the option.

  The Operating Agreement has a 10-year term, which will automatically be renewed indefinitely for successive 10-year periods unless the Company gives notice of termination at least six months prior to the expiration of any such term. In the event that on or prior to August 1, 2013 (i) the Company gives such notice of termination and does not exercise the Credit Reporting Put Option prior to the termination of the then-current term or (ii) there is a change in control of the Company, then ECIS has an option for 60 days after the date of such event to require the Company to sell to it the credit reporting business at the Credit Reporting Put Option exercise price.

  Effective December 1990, the Company established a joint venture, named CSC Enterprises, to operate the Company's credit services and collections businesses, and to carry out other business strategies through acquisition and investment. The joint venture is structured as a general partnership, and an affiliate of the Company is the managing general partner. The Company assigned to this partnership its credit reporting and collections businesses and all of its rights under the Operating Agreement.

  As of March 28, 1997, the partners of CSC Enterprises included affiliates of CSC, affiliates of Equifax Inc., and Merel Corporation. As described in Note 2, during the fiscal quarter ended June 27, 1997 the Equifax affiliates withdrew from CSC Enterprises and CSC recognized a deferred tax asset of $135,000 and an after-tax special charge of $133,293.

  As of April 3, 1998, the partners of CSC Enterprises included the Company, certain affiliates of the Company and Merel Corporation. The Company's rights under the Operating Agreement, including its put option exercise rights, remain exercisable by the Company through its affiliates.

                         COMPUTER SCIENCES CORPORATION

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  FISCAL 1998
                                  --------------------------------------------
                                     1ST         2ND        3RD        4TH
IN THOUSANDS EXCEPT PER-SHARE      QUARTER     QUARTER    QUARTER    QUARTER
AMOUNTS                           ----------  ---------- ---------- ----------
Revenues......................... $1,488,750  $1,578,824 $1,664,092 $1,869,172
Income before taxes..............   (127,612)     92,353    106,632    119,496
Net income.......................     52,588      58,553     69,132     80,096
Net earnings per share:
  Basic..........................       0.34        0.38       0.44       0.51
  Diluted........................       0.33        0.37       0.44       0.50
                                                  FISCAL 1997
                                  --------------------------------------------
                                     1ST         2ND        3RD        4TH
                                   QUARTER     QUARTER    QUARTER    QUARTER
                                  ----------  ---------- ---------- ----------
Revenues......................... $1,303,892  $1,355,255 $1,421,638 $1,535,263
Income before taxes..............     71,773      27,010     87,690    116,840
Net income.......................     45,277      14,006     57,390     75,740
Net earnings per share:
  Basic..........................       0.30        0.09       0.38       0.49
  Diluted........................       0.29        0.09       0.37       0.48
                                                  FISCAL 1996
                                  --------------------------------------------
                                     1ST         2ND        3RD        4TH
                                   QUARTER     QUARTER    QUARTER    QUARTER
                                  ----------  ---------- ---------- ----------
Revenues......................... $1,082,963  $1,128,648 $1,236,674 $1,292,475
Income before taxes..............     56,622      62,900     46,105     31,303
Net income.......................     35,941      39,569     19,721     14,200
Net earnings per share:
  Basic..........................       0.24        0.27       0.13       0.10
  Diluted........................       0.24        0.26       0.13       0.09

  A discussion of "special items" for the three fiscal years ended 1998 is included in Note 2 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled "Voting Securities and Principal Holders Thereof," "Item 1--Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 3, 1998. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers" and "Comparison of Cumulative Total Return."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  These documents are included in the response to Item 8 of this report. See the index on page 48.

  (3) EXHIBITS

  The following exhibits are filed with this report:

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
 -------                      ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988     (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (i)
  3.3    Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (l)
  3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (n)
  3.5    Bylaws, amended and restated effective May 4, 1998
 10.1    1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
 10.2    1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
 10.3    1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
 10.4    1987 Stock Incentive Plan*                                         (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
 10.6    1990 Stock Incentive Plan*                                         (g)
 10.7    1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (m)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (p)
 10.9    1995 Stock Incentive Plan*                                         (j)
 10.10   Form of Stock Option Agreement*                                    (t)
 10.11   Form of Restricted Stock Agreement*                                (t)
 10.12   Annual Management Incentive Plan, effective April 2, 1983*         (a)
 10.13   Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (t)
 10.14   Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (r)
 10.15   Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998                          (s)
 10.16   Severance Agreement with Van B. Honeycutt, effective February 2,
          1998                                                              (r)
 10.17   Form of Indemnification Agreement for Officers                     (e)
 10.18   Form of Indemnification Agreement for Directors                    (d)
 10.19   1997 Nonemployee Director Stock Incentive Plan                     (q)
 10.20   Form of Restricted Stock Unit Agreement
 10.21   1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (r)
 10.22   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (h)
 10.23   Rights Agreement dated December 21, 1988, amended and restated
          effective February 18, 1998                                       (s)
 10.24   Rights Agreement dated February 18, 1998                           (s)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1997
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1997
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1997

--------
*Management contract or compensatory plan or agreement

NOTES TO EXHIBIT INDEX:

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

  (n) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.

  (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.

  (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

  (q) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.

  (r) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.

  (s)   Incorporated herein by reference to the Registrant's
        Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998.

  (t) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/ Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.

(B)REPORTS ON FORM 8-K

  There were three reports on Form 8-K filed during the fourth quarter of fiscal 1998:

  (1) on February 2, 1998, the Registrant filed a Current Report on Form 8-K dated February 2, 1998 which reported that on that date, the Board of Directors of the Registrant declared a 2-for-1 stock split in the form of a 100% stock dividend with respect the Registrant's common stock, payable to stockholders of record on March 2, 1998;

  (2) on February 4, 1998, the Registrant filed a Current Report on Form 8-K dated February 2, 1998 which clarified that the previously reported 2-for-1 stock split in the form of a 100% stock dividend with respect the Registrant's common stock was payable on March 23, 1998 to stockholders of record as of March 2, 1998; and

  (3) on February 17, 1998, the Registrant filed a Current Report on Form 8-K dated February 16, 1998 which reported that on February 16, 1998, the Board of Directors of the Registrant amended the Bylaws to opt out of the "Control Shares" provisions of the Nevada Revised Statutes.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Computer Sciences Corporation

Dated: June 15, 1998                           /s/ Van B. Honeycutt
                                          By: ___________________________
                                                 VAN B. HONEYCUTT,
                                           CHAIRMAN, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
        /s/ Van B. Honeycutt         Chairman, President and        June 15, 1998
____________________________________  Chief Executive Officer
          VAN B. HONEYCUTT            (Principal Executive
                                      Officer)
         /s/ Leon J. Level           Vice President, Chief          June 15, 1998
____________________________________  Financial Officer and
           LEON J. LEVEL              Director (Principal
                                      Financial Officer)
        /s/ Scott M. Delanty         Vice President and             June 15, 1998
____________________________________  Controller (Principal
          SCOTT M. DELANTY            Accounting Officer)
                                     Director
____________________________________
         RICHARD C. LAWTON
                                     Director
____________________________________
        IRVING W. BAILEY, II
       /s/ William R. Hoover         Director                       June 15, 1998
____________________________________
         WILLIAM R. HOOVER
      /s/ Thomas A. McDonnell        Director                       June 15, 1998
____________________________________
        THOMAS A. MCDONNELL

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
       /s/ F. Warren McFarlan        Director                       June 15, 1998
____________________________________
         F. WARREN MCFARLAN
        /s/ James R. Mellor          Director                       June 15, 1998
____________________________________
          JAMES R. MELLOR
      /s/ William P. Rutledge        Director                       June 15, 1998
____________________________________
        WILLIAM P. RUTLEDGE

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED APRIL 3, 1998

                                                      ADDITIONS
                                              -------------------------
                               BALANCE,       CHARGED TO COST                        BALANCE,
                          BEGINNING OF PERIOD  AND EXPENSES   OTHER (1) DEDUCTIONS END OF PERIOD
IN THOUSANDS              ------------------- --------------- --------- ---------- -------------
Year ended April 3, 1998
Allowance for doubtful
 receivables............        $52,507           $31,828      $3,724    $12,686      $75,373
Year ended March 28,
 1997
Allowance for doubtful
 receivables............         45,425            22,288        (618)    14,588       52,507
Year ended March 29,
 1996
Allowance for doubtful
 receivables............         32,254            20,623       1,001      8,453       45,425

--------
(1) Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.