Form 10-Q
period 1998-07-03
COMPUTER SCIENCES CORP
filed 1998-08-14
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

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


     157,938,104 shares of Common Stock, $1.00 par value, were outstanding on July 31, 1998.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         First Quarter ended July 3, 1998 and June 27, 1997..............  3

      Consolidated Condensed Balance Sheets,
         July 3, 1998 and April 3, 1998..................................  4

      Consolidated Condensed Statements of Cash Flows,
         First quarter ended July 3, 1998 and June 27, 1997..............  5

      Notes to Consolidated Condensed Financial Statements...............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  8

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk............................................... 13


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.............................. 14

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                                                  First Quarter Ended
                                             ------------------------------
  (In thousands except per-share amounts)    July 3, 1998     June 27, 1997
                                             ------------     -------------

Revenues                                      $1,753,928       $1,488,750
                                              ----------       ----------

Costs of services                              1,382,050        1,171,266

Selling, general and administrative              162,824          138,613

Depreciation and amortization                    104,102           88,755

Interest expense                                  11,901           10,736

Interest income                                   (3,384)          (1,401)

Special charges (note A)                                          208,393
                                              ----------       ----------

Total costs and expenses                       1,657,493        1,616,362
                                              ----------       ----------

Income (loss) before taxes                        96,435         (127,612)

Taxes on income (note A)                          32,100         (180,200)
                                              ----------       ----------

Net income                                    $   64,335       $   52,588
                                              ==========       ==========

Earnings per share (notes A and B):

    Basic                                     $     0.41       $     0.34
                                              ==========       ==========
    Diluted                                   $     0.40       $     0.33
                                              ==========       ==========







[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     July 3,      April 3,
           (In thousands)                             1998          1998
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $  199,983     $  274,688
  Receivables                                      1,566,872      1,456,330
  Prepaid expenses and other current assets          265,144        251,618
                                                  -----------    -----------
      Total current assets                         2,031,999      1,982,636
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   522,366        538,408
OTHER ASSETS                                         595,202        568,558

PROPERTY AND EQUIPMENT, at cost                    2,021,368      1,944,799
  Less accumulated depreciation and amortization   1,049,520        987,606
                                                  -----------    -----------
      Property and equipment, net                    971,848        957,193
                                                  -----------    -----------
      Total assets                                $4,121,415     $4,046,795
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $  181,673     $   28,921
  Accounts payable                                   268,372        317,787
  Accrued payroll and related costs                  311,023        299,062
  Other accrued expenses                             350,282        403,860
  Deferred revenue                                   153,068        127,337
  Income taxes payable                                98,874         37,849
                                                  -----------    -----------
      Total current liabilities                    1,363,292      1,214,816
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  579,725        736,054
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                           98,423         94,650
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share     158,103        157,325
  Additional paid in capital                         683,366        660,971
  Earnings retained for use in business            1,301,303      1,236,968
  Accumulated other comprehensive income (note E)    (48,793)       (39,691)
  Less common stock in treasury                      (13,288)       (13,029)
  Unearned restricted stock and other                   (716)        (1,269)
                                                  -----------    -----------
    Total stockholders' equity                     2,079,975      2,001,275
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $4,121,415     $4,046,795
                                                  ===========    ===========

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                      First Quarter Ended
                                                     ----------------------
   (In thousands, increase (decrease)                  July 3,    June 27,
      in cash and cash equivalents)                     1998        1997
                                                     ----------  ----------
Cash flows from operating activities:
 Net income                                          $  64,335   $  52,588
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special items, net of income tax effects                         (1,707)
   Depreciation and amortization                       104,102      88,755
   Provision for losses on accounts receivable            (921)     (1,537)
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (126,639)    (85,323)
     Increase (decrease) in liabilities                  1,617     (42,440)
                                                     ----------  ----------
Net cash provided by operating activities               42,494      10,336
                                                     ----------  ----------
Investing activities:
 Purchases of property, plant and equipment            (92,372)    (90,936)
 Acquisitions, net of cash acquired                    (22,200)    (12,599)
 Dispositions                                           37,947
 Outsourcing contracts                                 (20,182)    (77,840)
 Purchased and internally developed software           (18,117)    (12,925)
 Other investing cash flows                            (15,049)      8,833
                                                     ----------  ----------
Net cash used in investing activities                 (129,973)   (185,467)
                                                     ----------  ----------
Financing activities:
 (Repayment) borrowings under commercial paper, net     (1,131)     96,568
 Borrowings under lines of credit, net                   5,924      30,742
 Principal payments on long-term debt                   (7,211)     (2,127)
 Proceeds from stock option transactions                14,508      13,131
 Other financing cash flows                                684       1,881
                                                     ----------  ----------
Net cash provided by financing activities               12,774     140,195
                                                     ----------  ----------

Net decrease in cash and cash equivalents              (74,705)    (34,936)

Cash and cash equivalents at beginning of year         274,688     110,726
                                                     ----------  ----------
Cash and cash equivalents at end of period           $ 199,983   $  75,790
                                                     ==========  ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) CSC recognized a net special credit of $1.7 million, or 1 cent per share (diluted), during the first quarter of fiscal 1998 as a result of developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

    During the first quarter of fiscal 1998, certain partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes.

    In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated during the first quarter of fiscal 1998 to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized an after-tax special charge of $133.3 million. This special charge included goodwill, contract termination costs, deferred contract costs and other assets, telecommunications software and accruals, telecommunications property, equipment and intangible assets, and other costs.

(B) During fiscal 1998, CSC adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

    Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                                First Quarter Ended
                                         ---------------------------------
                                         July 3, 1998        June 27, 1997
                                         ------------        -------------
Net income for basic and diluted EPS       $ 64,335            $ 52,588

Common share information
  Average common shares outstanding
    for basic EPS                           157,327             153,584
  Dilutive effect of stock options            3,878               3,456
                                           --------            --------
                                            161,205             157,040
                                           ========            ========
Basic EPS                                  $   0.41            $   0.34
Diluted EPS                                    0.40                0.33

    In accordance with SFAS No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 1,220 and 1,590,073 at
    July 3, 1998 and June 27, 1997, respectively.
                                     6

(C) No dividends were paid during the periods presented. There were 158,103,074 shares at July 3, 1998 and 157,324,565 shares at April 3,
    1998 of $1.00 par value common stock issued with 351,054 and 346,170 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $14.0 million and $17.8 million for the three months ended July 3, 1998 and June 27, 1997, respectively. Cash refunds received for taxes on income were $56.5 million for the three months ended July 3, 1998 and cash payments for taxes on income were $25.2 million for the three months ended
    June 27, 1997.

(E) CSC has adopted SFAS No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components.
    The adoption of this statement affects only financial disclosures and has no quantitative impact on CSC's net income or stockholders' equity.

    The components of comprehensive income, net of tax, are as follows (in thousands):

                                                First Quarter Ended
                                         ---------------------------------
                                         July 3, 1998        June 27, 1997
                                         ------------        -------------
     Net income                            $64,335            $52,588
     Foreign currency translation
       adjustment                           (9,102)            (6,510)
                                           -------            -------
     Comprehensive income                  $55,233            $46,078
                                           =======            =======

    Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and the minimum pension liability adjustment.

(F) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments except as described in Note (A).

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      First Quarter of Fiscal 1999 versus
                         First Quarter of Fiscal 1998

Revenues

The Company derived its revenues for the first quarter from the following market sectors (dollars in millions):

                                First Quarter
                               ---------------    Pct.
                                FY99     FY98    Change
                               ------   ------   ------
U.S. Commercial                $  718   $  605    18.7%
Europe                            489      381    28.4
Other International               103       99     3.9
                               ------   ------   ------
   Total Commercial             1,310    1,085    20.8

U.S. Federal Government           444      404     9.9
                               ------   ------   ------
   Total                       $1,754   $1,489    17.8%
                               ======   ======   ======

During the first quarter ended July 3, 1998, the Company's total revenue increased 17.8%, or $265 million over the same period last year. Commercial revenues grew 20.8%, or $225 million over the same quarter of last year. U.S. federal revenues increased 9.9% or $40 million.

U.S. commercial revenues grew 18.7% or $113 million during the first quarter of fiscal 1999 over the same period last year. Over half of the growth was provided by information technology outsourcing contracts. The remainder was derived principally from demand for consulting and systems integration activities and continued growth within the financial services and healthcare vertical markets.

European revenues grew $108 million during the first quarter or 28.4% over the same period last year. Growth was generated principally from CSC's United Kingdom and German operations reflecting growth in European outsourcing business and expansion of enterprise-wide solution activities.

U.S. federal government revenue accounted for 25.3% of total revenue for the quarter compared to 27.1% for the first quarter of last year. Federal revenue increased 9.9% or $40 million, principally due to additional revenue from new contracts and from the fourth quarter fiscal 1998 acquisition of Information Technology Solutions, Inc. During the first quarter of fiscal 1999, the Company announced $1.8 billion in new federal contract awards.

As a result of the trends described above, the Company's revenues by market sector are as follows:

Revenue by Market Sector,          First Quarter
as a percentage of total           FY99      FY98
----------------------------      ------    ------
     U.S. Commercial                41%       40%
     Europe                         28        26
     Other International             6         7
                                  ------    ------
        Total Commercial            75        73

     U.S. Federal Government        25        27
                                  ------    ------
        Total Revenue              100%      100%
                                  ======    ======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions, before special items):

                           Dollar Amount      Percentage of Revenue
                           --------------     ---------------------
                           First Quarter          First Quarter
                           --------------         --------------
                            FY99    FY98           FY99    FY98
                           ------  ------         ------  ------
Costs of services          $1,382  $1,171          78.8%   78.7%
Selling, general & admin.     163     139           9.3     9.3
Depreciation and amort.       104      89           5.9     6.0
Interest expense, net           9       9           0.5     0.6
                           ------  ------         ------  ------
   Total                   $1,658  $1,408          94.5%   94.6%
                           ======  ======         ======  ======

Comparing the first quarters of fiscal 1999 and 1998, there were no significant changes in the elements of costs and expenses as a percentage of revenue.

Special Items

As previously reported, the results of operations for the first quarter ended June 27, 1997 included a net special credit of $1.7 million, or 1 cent per share (diluted), resulting from developments at CSC Enterprises, a general partnership which operates the Company's credit services operations and carries out other business strategies through acquisition and investment. This net credit resulted from a tax benefit of $135 million and a special charge of $208.4 ($133.3 million after tax), as described in Note (A) of the Consolidated Condensed Financial Statements (see Part I, Item I).

Income Before Taxes

Reflecting the Company's revenue growth, income before special charges and taxes increased to $96.4 million, up $15.6 million, or 19.4% compared with the same quarter last year. The resulting margin before special charges was 5.5% compared to 5.4% for the same quarter last year.

Net Income

Earnings before special items were $64.3 million for the first quarter of fiscal 1999, up $13.4 million, or 26.4% over last year's earnings. This year's first quarter diluted earnings per share of 40 cents increased 25% over last year's first quarter diluted earnings per share of 32 cents, excluding last year's net special credit of $1.7 million or 1 cent per share.

Cash Flows

Cash provided by operating activities was $42.5 million for the first quarter compared with $10.3 million during the same period last year. An increase in earnings and non-cash depreciation and amortization expenses were the primary drivers of the improvement.

The Company's cash expenditures for investing activities totaled $130.0 million for the most recent quarter versus $185.5 million during the same period of last year. The decrease principally relates to proceeds received in the first quarter of 1999 in connection with the sale of the Company's collection business and significant acquisitions of outsourcing assets made in the prior year.

Cash provided by financing activities was $12.8 million for the most recent quarter versus $140.2 million for the same period last year. The decrease is principally due to CSC entering the new fiscal year with a larger cash balance compared to the prior year and as a result the Company was able to use available cash balances rather than short-term borrowings.

Financial Condition

During the first quarter of fiscal 1999, the Company's capital outlays included $134.8 million of business investments in the form of fixed asset purchases, acquisitions and new outsourcing contracts. These amounts were funded from operating cash flows, additional borrowings and existing cash, which decreased from $274.7 million to $200 million. The Company's debt-to-total capitalization ratio improved to 26.8% at July 3, 1998 from 27.7% at fiscal 1998 year end.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business. Prior to July 31, 1998, the exercise price of this put option was determined by certain financial formulas. Subsequent to July 31, 1998, the exercise price is equal to the appraised value of the business.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

Year 2000

Throughout its history, CSC has dealt with ongoing significant changes in the information technology industry. As a result, resources are constantly being employed to modify, upgrade and enhance systems and infrastructure on behalf of clients and internal needs. The Year 2000 issue represents another one of these changes. It is the result of computer systems which represent years as a two-digit field rather than a four-digit field. Any of such programs that utilize date sensitive data may not properly recognize a date field of 00 as the year 2000, but as some other date, typically the year 1900. This could result in possible system failure or miscalculations which affect normal business activity.

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

The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 capable. By mid-1999, the Company expects to have identified and replaced any such suppliers who will not be Year 2000 ready.

The Company has also been working with its clients and has completed an assessment of its obligations to make their systems Year 2000 ready. As a result of this assessment, the Company does not believe that these obligations will have a material effect on the Company.

The Company has experienced significant growth in Year 2000 engagements and expects that trend to continue for the next few years.

New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. The adoption of this statement affects only financial disclosures and has no quantitative impact on the Company's consolidated financial position or results of operations.

The Company has adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as of the first quarter of fiscal 1999. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 has no material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

All statements contained in this quarterly report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company's expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures;
(ii) the Company's ability to attract and retain key personnel; (iii) changes in the demand for information technology outsourcing and business process outsourcing; (iv) changes in the financial condition of the Company's major commercial customers; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to consummate strategic acquisitions and alliances; (vii) the future profitability of the Company's customer contracts; (viii) the Company's ability to continue to develop and expand its service offerings to address emerging business demand and technological trends; and (ix) general economic conditions in countries in which the Company does business.

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk sensitive financial instruments as of April 3, 1998, see "Market Risk" in the Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the quarter ended July 3, 1998, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    3.1     Restated Articles of Incorporation, effective
               October 31, 1988                                           (c)
    3.2     Amendment to Restated Articles of Incorporation,
               effective August 10, 1992                                  (j)
    3.3     Amendment to Restated Articles of Incorporation,
               effective July 31, 1996                                    (m)
    3.4     Certificate of Amendment of Certificate of Designations
               of Series A Junior Participating Preferred Stock,
               effective August 1, 1996                                   (o)
    3.5     Bylaws, amended and restated effective May 4, 1998            (g)
   10.1     1978 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.2     1980 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.3     1984 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.4     1987 Stock Incentive Plan*                                    (b)
   10.5     Schedule to the 1987 Stock Incentive Plan for
               United Kingdom personnel*                                  (b)
   10.6     1990 Stock Incentive Plan*                                    (h)
   10.7     1992 Stock Incentive Plan, amended and restated
               effective August 9, 1993*                                  (n)
   10.8     Schedule to the 1992 Stock Incentive Plan for
               United Kingdom personnel*                                  (q)
   10.9     1995 Stock Incentive Plan*                                    (k)
   10.10    1998 Stock Incentive Plan*
   10.11    Form of Stock Option Agreement*                               (u)
   10.12    Form of Restricted Stock Agreement*                           (u)
   10.13    Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.14    Supplemental Executive Retirement Plan, amended and
               restated effective February 27, 1998*                      (u)
   10.15    Deferred Compensation Plan, amended and restated
               effective February 2, 1998*                                (s)
   10.16    Severance Plan for Senior Management and Key Employees,
               amended and restated effective February 18, 1998           (t)
   10.17    Severance Agreement with Van B. Honeycutt, effective
               February 2, 1998                                           (s)
   10.18    Form of Indemnification Agreement for Officers                (e)
   10.19    Form of Indemnification Agreement for Directors               (d)
   10.20    1997 Nonemployee Director Stock Incentive Plan                (r)
   10.21    Form of Restricted Stock Unit Agreement                       (g)
   10.22    1990 Nonemployee Director Retirement Plan, amended
               and restated effective February 2, 1998                    (s)









   10.23    Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991         (i)
   10.24    Rights Agreement dated December 21, 1988, amended
               and restated effective February 18, 1998                   (t)
   10.25    Rights Agreement dated February 18, 1998                      (t)
   27       Financial Data Schedule
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1997     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1997                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1997                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 28, 1997
                                     (g) April 3, 1998

    (h) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (i) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (j) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (k) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (r) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
    (s) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
    (t) Incorporated herein by reference to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998.
    (u) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.


    b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the first quarter of fiscal
1999.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: August 13, 1998              By: /s/ Scott M. Delanty
                                   -----------------------------
                                   Scott M. Delanty
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  10.10      1998 Stock Incentive Plan

  27         Financial Data Schedule

  28         Revenues by Market Sector
