Form 10-Q
period 1998-10-02
COMPUTER SCIENCES CORP
filed 1998-11-13
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

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


     158,482,034 shares of Common Stock, $1.00 par value, were outstanding on October 30, 1998.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Second Quarter and
         Six Months ended October 2, 1998 and September 26, 1997.........  3

      Consolidated Condensed Balance Sheets,
         October 2, 1998 and April 3, 1998...............................  4

      Consolidated Condensed Statements of Cash Flows, Six Months
         Ended October 2, 1998 and September 26, 1997....................  5

      Notes to Consolidated Condensed Financial Statements...............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  9

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk............................................... 15


PART II.  OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security-Holders........... 16

   Item 6. Exhibits and Reports on Form 8-K.............................. 17

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                             Second Quarter Ended        Six Months Ended
                           ----------------------    ----------------------
    (In thousands except   October 2,   Sept. 26,    October 2,   Sept. 26,
      per-share amounts)      1998        1997          1998        1997
                           ----------  ----------    ----------  ----------

Revenues                   $1,847,771  $1,578,824    $3,601,699  $3,067,574
                           ----------  ----------    ----------  ----------

Costs of services           1,451,204   1,231,109     2,833,254   2,402,375

Selling, general and
  administrative              172,650     148,269       335,474     286,882

Depreciation and
  amortization                105,337      95,963       209,439     184,718

Interest expense               11,575      12,430        23,476      23,166

Interest income                (2,542)     (1,300)       (5,926)     (2,701)

Special charges (note A)                                            208,393
                           ----------  ----------    ----------  ----------

Total costs and
  expenses                  1,738,224   1,486,471     3,395,717   3,102,833
                           ----------  ----------    ----------  ----------

Income (loss) before taxes    109,547      92,353       205,982     (35,259)

Taxes on income (note A)       36,500      33,800        68,600    (146,400)
                           ----------  ----------    ----------  ----------

Net income                 $   73,047  $   58,553    $  137,382  $  111,141
                           ==========  ==========    ==========  ==========

Earnings per share
  (notes A and B):

    Basic                  $     0.46  $     0.38    $     0.87  $     0.72
                           ==========  ==========    ==========  ==========
    Diluted                $     0.45  $     0.37    $     0.85  $     0.71
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   October 2,     April 3,
           (In thousands)                             1998          1998
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $  242,060     $  274,688
  Receivables                                      1,650,756      1,456,330
  Prepaid expenses and other current assets          263,101        251,618
                                                  -----------    -----------
      Total current assets                         2,155,917      1,982,636
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   537,836        538,408
OTHER ASSETS                                         606,319        568,558

PROPERTY AND EQUIPMENT, at cost                    2,117,217      1,944,799
  Less accumulated depreciation and amortization   1,112,843        987,606
                                                  -----------    -----------
      Property and equipment, net                  1,004,374        957,193
                                                  -----------    -----------
      Total assets                                $4,304,446     $4,046,795
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $  183,352     $   28,921
  Accounts payable                                   284,438        317,787
  Accrued payroll and related costs                  335,177        299,062
  Other accrued expenses                             399,962        403,860
  Deferred revenue                                    95,558        127,337
  Income taxes payable                               134,497         37,849
                                                  -----------    -----------
      Total current liabilities                    1,432,984      1,214,816
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  575,692        736,054
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                           85,708         94,650
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share     158,798        157,325
  Additional paid in capital                         710,024        660,971
  Earnings retained for use in business            1,374,350      1,236,968
  Accumulated other comprehensive income (note E)    (19,096)       (39,691)
  Less common stock in treasury                      (13,468)       (13,029)
  Unearned restricted stock and other                   (546)        (1,269)
                                                  -----------    -----------
    Total stockholders' equity                     2,210,062      2,001,275
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $4,304,446     $4,046,795
                                                  ===========    ===========

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                        Six Months Ended
                                                     ----------------------
   (In thousands, increase (decrease)                October 2,   Sept. 26,
      in cash and cash equivalents)                     1998        1997
                                                     ----------  ----------
Cash flows from operating activities:
 Net income                                          $ 137,382   $ 111,141
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special items, net of income tax effects                          6,342
   Depreciation and amortization                       209,439     184,718
   Provision for losses on accounts receivable           4,955       2,555
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (214,357)   (135,112)
     Increase (decrease) in liabilities                 47,390      (6,752)
                                                     ----------  ----------
Net cash provided by operating activities              184,809     162,892
                                                     ----------  ----------
Investing activities:
 Purchases of property, plant and equipment           (192,552)   (164,171)
 Acquisitions, net of cash acquired                    (25,811)    (50,349)
 Dispositions                                           37,947
 Outsourcing contracts                                 (33,086)   (105,991)
 Purchased and internally developed software           (35,201)    (33,966)
 Other investing cash flows                                649      (4,625)
                                                     ----------  ----------
Net cash used in investing activities                 (248,054)   (359,102)
                                                     ----------  ----------
Financing activities:
 (Repayment) borrowings under commercial paper, net       (887)    102,843
 Borrowings under lines of credit, net                   3,466       9,426
 Principal payments on long-term debt                   (9,481)     (4,901)
 Proceeds from stock option transactions                31,492      37,431
 Other financing cash flows                              1,277      10,114
                                                     ----------  ----------
Net cash provided by financing activities               25,867     154,913
                                                     ----------  ----------
Effect of exchange rate changes on cash
 and cash equivalents                                    4,750      (1,503)
                                                     ----------  ----------
Net decrease in cash and cash equivalents              (32,628)    (42,800)

Cash and cash equivalents at beginning of year         274,688     110,726
                                                     ----------  ----------
Cash and cash equivalents at end of period           $ 242,060   $  67,926
                                                     ==========  ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) CSC recognized a net special credit of $1.7 million, or 1 cent per share (diluted), during the first quarter of fiscal 1998 as a result of developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. As further described in Note 2 of the Company's Annual Report on Form 10-K for fiscal 1998, this net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

    During the first quarter of fiscal 1998, certain partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes. The tax basis increase will be realized over time through an increase in depreciation and amortization expense for income tax purposes.

    In connection with these developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on this review, plans were initiated during the first quarter of fiscal 1998 to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, CSC recognized a pre-tax special charge of $208.4 million ($133.3 million after tax). This special charge included goodwill write-offs of $56.3 million
    ($35 million after-tax), contract termination costs of $54.3 million ($33.8 million after tax), deferred contract costs and other assets of $33.1 million ($20.5 million after tax), telecommunications software and accruals of $35.8 million ($22.3 million after tax ), telecommunications property, equipment and intangible assets of $18.9 million ($11.7 million after tax), and other non-tax deductible costs of $10 million.

(B) During fiscal 1998, CSC adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

    Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                               Second Quarter Ended
                                         ---------------------------------
                                         Oct. 2, 1998       Sept. 26, 1997
                                         ------------       --------------
Net income for basic and diluted EPS       $ 73,047            $ 58,553
                                           ========            ========
Common share information
  Average common shares outstanding
    for basic EPS                           158,031             154,900
  Dilutive effect of stock options            3,987               3,336
                                           --------            --------
                                            162,018             158,236
                                           ========            ========
Basic EPS                                  $   0.46            $   0.38
Diluted EPS                                    0.45                0.37

                                     6

                                                Six Months Ended
                                         ---------------------------------
                                         Oct. 2, 1998       Sept. 26, 1997
                                         ------------       --------------
Net income for basic and diluted EPS       $137,382            $111,141
                                           ========            ========
Common share information
  Average common shares outstanding
    for basic EPS                           157,679             154,242
  Dilutive effect of stock options            3,933               3,396
                                           --------            --------
                                            161,612             157,638
                                           ========            ========
Basic EPS                                  $   0.87            $   0.72
Diluted EPS                                    0.85                0.71

    In accordance with SFAS No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 47,918 and 650,791 at October 2, 1998 and September 26, 1997, respectively.

(C) No dividends were paid during the periods presented. There were 158,797,507 shares at October 2, 1998 and 157,324,565 shares at April 3, 1998 of $1.00 par value common stock issued with 353,853 and 346,170 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $22.3 million and $24.3 million for the six months ended October 2, 1998 and September 26, 1997, respectively. Cash refunds received for taxes on income were $54.7 million for the six months ended October 2, 1998 and cash payments for taxes on income were $39.3 million for the six months ended September 26, 1997.

(E) CSC adopted SFAS No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components.
    The adoption of this statement affects only financial disclosures and has no quantitative impact on CSC's net income or stockholders' equity.

    The components of comprehensive income, net of tax, are as follows (in thousands):

                                               Second Quarter Ended
                                         ---------------------------------
                                         Oct. 2, 1998       Sept. 26, 1997
                                         ------------       --------------
     Net income                            $ 73,047            $ 58,553
     Foreign currency translation
       adjustment                            29,697              (9,471)
                                           ---------           ---------
     Comprehensive income                  $102,744            $ 49,082
                                           =========           =========

                                                Six Months Ended
                                         ---------------------------------
                                         Oct. 2, 1998       Sept. 26, 1997
                                         ------------       --------------
     Net income                            $137,382            $111,141
     Foreign currency translation
       adjustment                            20,595             (15,981)
                                           ---------           ---------
     Comprehensive income                  $157,977            $ 95,160
                                           =========           =========

    Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and the minimum pension liability adjustment.

(F) CSC adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as of the first quarter of fiscal 1999. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(G) In June 1998, the Financial Accounting Standards Board issued SFAS
    No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The statement is effective for years beginning after June 15, 1999. The Company is currently evaluating this standard but does not expect the adoption of SFAS 133 to have a material impact on the consolidated financial position or results of operations.

(H) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments except as described in Note (A).

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Second Quarter and First Six Months of Fiscal 1999 versus
               Second Quarter and First Six Months of Fiscal 1998

Revenues

The Company derived its revenues for the second quarter and the first six months from the following market sectors (dollars in millions):

                         Second Quarter            First Six Months
                         --------------   Pct.     ----------------    Pct.
                          FY99    FY98   Change      FY99    FY98     Change
                         ------  ------  ------     ------  ------    ------
U.S. Commercial          $  744  $  680    9.5%     $1,462  $1,285     13.8%
Europe                      543     409   32.7       1,032     790     30.6
Other International         120     103   16.5         223     202     10.3
                         ------  ------             ------  ------
   Total Commercial       1,407   1,192   18.1       2,717   2,277     19.4

U.S. Federal Government     441     387   13.8         885     791     11.8
                         ------  ------             ------  ------
   Total                 $1,848  $1,579   17.0%     $3,602  $3,068     17.4%
                         ======  ======             ======  ======

During the second quarter ended October 2, 1998, the Company's total revenue increased 17.0%, or $269 million, over the same period last year. Commercial revenues grew 18.1%, or $215 million over the same quarter of last year. U.S. federal revenues increased 13.8% or $54 million over last year's second quarter.

During the second quarter of fiscal 1999, U.S. commercial revenues grew $64 million over the same quarter last year. At $744 million, U.S. commercial revenues were up 9.5%, or 14.8% excluding last year's revenues from activities in the Company's telecommunications operations and collections unit which were subsequently sold or phased out. Approximately half of the U.S. commercial growth was provided by information technology outsourcing contracts. The remainder was derived principally from demand for consulting and systems integration activities and continued expansion within the financial services and healthcare vertical markets.

European revenues grew $134 million during the second quarter or 32.7% over the same period last year. A majority of the European growth was generated from CSC's United Kingdom and German operations, reflecting growth in European outsourcing business and growth in consulting and systems integration services and expansion of enterprise-wide solution activities.

The second quarter growth of 16.5% in other international revenues resulted principally from growth in the Company's Australia and Asia operations, particularly expansion in CSC's financial services sector.

U.S. federal government revenue accounted for 23.9% of total revenue for the quarter compared to 24.5% for the second quarter of last year. Federal revenue increased 13.8% or $54 million, principally due to additional revenue from new contracts, increased task orders on numerous existing contracts and from the acquisition of Information Technology Solutions, Inc. during the fourth quarter of fiscal 1998.

For the first six months, the Company's total revenue increased 17.4% or $534 million and the Company announced $3.2 billion in international and U.S. commercial and U.S. federal awards. The Company's continued growth has created a broad revenue base across numerous customers, industries, geographic regions and service offerings. The Company's revenues by market sector are as follows:

                                   Second Quarter       First Six Months
  Revenue by Market Sector,       ----------------      ----------------
  as a percentage of total         FY99      FY98        FY99      FY98
----------------------------      ------    ------      ------    ------
U.S. Commercial                     40%       43%         41%       42%
Europe                              29        26          29        26
Other International                  7         7           5         6
                                  ------    ------      ------    ------
  Total Commercial                  76        76          75        74

U.S. Federal Government             24        24          25        26
                                  ------    ------      ------    ------
  Total Revenue                    100%      100%        100%      100%
                                  ======    ======      ======    ======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions, before special items):

                          Dollar Amount          Percentage of Revenue
                          --------------   ---------------------------------
                          Second Quarter    Second Quarter  First Six Months
                          --------------   --------------   ----------------
                           FY99    FY98     FY99    FY98     FY 99    FY 98
                          ------  ------   ------  ------   -------  -------
Costs of services         $1,451  $1,231    78.5%   78.0%    78.7%    78.3%
Selling, general & admin.    173     148     9.3     9.4      9.3      9.4
Depreciation and amort.      105      96     5.7     6.1      5.8      6.0
Interest expense, net          9      11      .5      .7       .5       .7
                          ------  ------   ------  ------   ------   ------
   Total                  $1,738  $1,486    94.0%   94.2%    94.3%    94.4%
                          ======  ======   ======  ======   ======   ======

Compared with the corresponding periods of the prior year, there were no material changes in the elements of costs and expenses for the second quarter and first six months ended October 2, 1998.

Special Items

As previously reported, the results of operations for the first quarter ended June 27, 1997 included a net special credit of $1.7 million, or 1 cent per share (diluted), resulting from developments at CSC Enterprises, a general partnership which operates certain credit services operations and carries out other business strategies through acquisition and investment. This net credit resulted from a tax benefit of $135 million and a special charge of $208.4 million($133.3 million after tax), as described in Note A of the Consolidated Condensed Financial Statements (see Part I, Item I).

Income Before Taxes

Reflecting the Company's revenue growth, income before taxes increased to $109.5 million, up $17.2 million, or 18.6% compared with the same quarter last year. The resulting margin was 5.9% compared to 5.8% for last year's second quarter and was 5.7% versus 5.6% for the first six months of fiscal 1999 and fiscal 1998, respectively.

Net Income

Net income was $73 million for the second quarter of fiscal 1999, up $14.5 million, or 24.8% over last year's earnings. This year's second quarter diluted earnings per share of 45 cents increased 21.6% over last year's second quarter diluted earnings per share of 37 cents. On a year to date basis, diluted earnings per share were 85 cents, up 16 cents, or 23.2% over the same period last year, excluding last year's net special credit of $1.7 million or 1 cent per share.

Cash Flows

Cash provided by operating activities was $184.8 million for the six months ended October 2, 1998, compared with $162.9 million during the same period last year. An increase in earnings and non-cash depreciation and amortization expenses partially offset by changes in working capital were the principal causes.

The Company's cash expenditures for investing activities totaled $248.1 million for the most recent six months versus $359.1 million during the same period of last year. The decrease principally relates to significant acquisitions of outsourcing assets made in the prior year and proceeds received in the first quarter of 1999 in connection with the sale of the Company's collection business.

Cash provided by financing activities was $25.9 million for the most recent six months versus $154.9 million for the same period last year. The decrease is principally due to the Company having lower borrowing requirements than the prior year as a result of last year's acquisitions of outsourcing assets as described above.

Financial Condition

During the first six months of fiscal 1999, the Company's capital outlays included $251.4 million of business investments in the form of fixed asset purchases, acquisitions and new outsourcing contracts. These amounts were funded from operating cash flows, additional borrowings and existing cash, which decreased from $274.7 million to $242.1 million. The Company's debt-to-total capitalization ratio improved to 25.6% at October 2, 1998 from 27.7% at fiscal 1998 year end.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 11 of the Company's Annual Report on Form 10-K for fiscal 1998. The exercise price of this put option is equal to the appraised value of the business.

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

The Company has adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as of the first quarter of fiscal 1999. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

Year 2000 Readiness Disclosure

Since its inception, CSC has dealt with ongoing significant changes in the information technology industry. As a result, resources are constantly being employed to modify, upgrade and enhance systems and infrastructure on behalf of clients and for internal needs. The Year 2000 issue represents another one of these changes. It is the result of computer systems that represent years as a two-digit rather than a four-digit field. Any of such systems that utilize date sensitive data may not properly recognize a date field of 00 as the year 2000, but as some other date, typically the year 1900. This could result in possible system failure, miscalculations, or data corruption thereby affecting normal business activity.

The Company has established a two-phase program to ensure that its proprietary products, internal computer systems, and facilities are Year 2000 ready. The initial phase, which included planning, inventory and assessment, has been completed for all of the Company's existing business. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be completed by mid-1999. In order to launch this program, monitor progress and coordinate the Company's Year 2000 activities, the Year 2000 Assurance Office was established with this charter and reports directly to the Chairman, President, and Chief Executive Officer.

The Company expects that its Year 2000 compliance efforts will not have a material effect on its overall financial position or overall trends in results of operations. The Company's estimates of the total fiscal 1999 and 2000 operating costs associated with making its proprietary products, internal systems and infrastructure Year 2000 ready, including the cost of Company personnel diverted to Year 2000 assignments, total approximately $43 million, of which approximately $12 million has been incurred to date. In addition, related capital expenditures for fiscal 1999 and 2000 are estimated to be approximately $18 million, of which approximately $5 million has been incurred to date. Currently, the Company estimates that it is approximately 50% complete with these activities. As a result of progress achieved to date, future estimates of the costs may be revised downward.

Some of the capital expenditures represent equipment replacements that have been or will be accelerated due to Year 2000 issues. The operating costs described above are generally not incremental, but reflect the reallocation of existing resources. The Company has not deferred any significant information technology projects as a result of the Year 2000 efforts.

The Company has completed an assessment of its obligations and responsibilities to its customers in respect of Year 2000 issues arising from contractual engagements for computer goods and services, including obligations arising from the licensing of the Company's proprietary software products. As a result of this assessment, it is management's opinion that these obligations will not have a material effect on the Company.

The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 capable. By mid-1999, the Company expects to have identified and replaced any such suppliers who will not be Year 2000 ready. The Company is also contacting property owners to determine the readiness of its leased facilities with respect to facility infrastructure systems.

In the opinion of Company management, the most reasonably likely worst case scenario includes the possibility that the Company and/or its crucial suppliers are unable to complete their Year 2000 readiness efforts prior to the initiation of failures, the effects of which could have a material adverse impact on the Company's operations. The Company could also be impacted materially by any significant economic, financial market or infrastructure disruption attributable to the Year 2000 issue.

The Company is currently developing contingency plans with respect to the most reasonably likely worst case scenario and expects to have finalized such plans by mid-1999.

The discussion above contains forward-looking statements which should be read in conjunction with the following section.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures;
(ii) the Company's ability to attract and retain key personnel; (iii) changes in the demand for information technology outsourcing and business process outsourcing; (iv) changes in the financial condition of the Company's major commercial customers; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to consummate strategic acquisitions and alliances; (vii) the future profitability of the Company's customer contracts; (viii) the Company's ability to continue to develop and expand its service offerings to address emerging business demand and technological trends; (ix) general economic conditions in countries in which the Company does business; and (x) the ability of the Company, its customers and suppliers to become Year 2000 ready.

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk sensitive financial instruments as of April 3, 1998, see "Market Risk" in the Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended October 2, 1998, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders.

a.  The Company held its Annual Meeting of Stockholders on August 10, 1998.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Irving W. Bailey, II, Van B. Honeycutt, William R. Hoover, Richard C. Lawton, Leon J. Level, Thomas A. McDonnell, F. Warren McFarlan, James R. Mellor and William P. Rutledge.

With respect to each nominee, the results of the vote were as follows:

                                                 Votes
                                   --------------------------------
                                        For              Withheld
                                   -------------       ------------
Irving W. Bailey, II                131,325,630          1,192,352
Van B. Honeycutt                    131,320,604          1,197,378
William R. Hoover                   131,321,055          1,196,927
Richard C. Lawton                   131,263,044          1,254,938
Leon J. Level                       131,335,125          1,182,857
Thomas A. McDonnell                 130,502,324          2,015,658
F. Warren McFarlan                  131,332,620          1,185,362
James R. Mellor                     131,302,459          1,215,523
William P. Rutledge                 131,321,637          1,196,345

c. There was submitted to the stockholders a proposal to approve the 1998 Stock Incentive Plan, which proposal was approved by the stockholders. The results of the vote were as follows: 95,211,604 votes cast for, 22,452,913 votes cast against and 477,312 abstentions. There were 14,376,153 broker non-votes.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    3.1     Restated Articles of Incorporation, effective
               October 31, 1988                                           (c)
    3.2     Amendment to Restated Articles of Incorporation,
               effective August 10, 1992                                  (j)
    3.3     Amendment to Restated Articles of Incorporation,
               effective July 31, 1996                                    (m)
    3.4     Certificate of Amendment of Certificate of Designations
               of Series A Junior Participating Preferred Stock,
               effective August 1, 1996                                   (o)
    3.5     Bylaws, amended and restated effective May 4, 1998            (g)
   10.1     1978 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.2     1980 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.3     1984 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (n)
   10.4     1987 Stock Incentive Plan*                                    (b)
   10.5     Schedule to the 1987 Stock Incentive Plan for
               United Kingdom personnel*                                  (b)
   10.6     1990 Stock Incentive Plan*                                    (h)
   10.7     1992 Stock Incentive Plan, amended and restated
               effective August 9, 1993*                                  (n)
   10.8     Schedule to the 1992 Stock Incentive Plan for
               United Kingdom personnel*                                  (q)
   10.9     1995 Stock Incentive Plan*                                    (k)
   10.10    1998 Stock Incentive Plan*                                    (v)
   10.11    Form of Stock Option Agreement*                               (u)
   10.12    Form of Restricted Stock Agreement*                           (u)
   10.13    Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.14    Supplemental Executive Retirement Plan, amended and
               restated effective February 27, 1998*                      (u)
   10.15    Deferred Compensation Plan, amended and restated
               effective February 2, 1998*                                (s)
   10.16    Severance Plan for Senior Management and Key Employees,
               amended and restated effective February 18, 1998           (t)
   10.17    Severance Agreement with Van B. Honeycutt, effective
               February 2, 1998                                           (s)
   10.18    Form of Indemnification Agreement for Officers                (e)
   10.19    Form of Indemnification Agreement for Directors               (d)
   10.20    1997 Nonemployee Director Stock Incentive Plan                (r)
   10.21    Form of Restricted Stock Unit Agreement                       (g)
   10.22    1990 Nonemployee Director Retirement Plan, amended
               and restated effective February 2, 1998                    (s)









   10.23    Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991         (i)
   10.24    Rights Agreement dated December 21, 1988, amended
               and restated effective February 18, 1998                   (t)
   10.25    Rights Agreement dated February 18, 1998                      (t)
   27       Financial Data Schedule
   28       Revenues by Market Sector
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1997     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1997                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1997                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (d) April 3, 1992
            (b) April 1, 1988        (e) March 31, 1995
            (c) March 31, 1989       (f) March 28, 1997
                                     (g) April 3, 1998

    (h) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (i) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (j) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (k) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (l) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 28, 1996.
    (m) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (o) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (r) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
    (s) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
    (t) Incorporated herein by reference to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998.
    (u) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
    (v) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998


    b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the second quarter of fiscal
1999.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: November 13, 1998            By: /s/ Scott M. Delanty
                                   -----------------------------
                                   Scott M. Delanty
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  27         Financial Data Schedule

  28         Revenues by Market Sector
