Form 10-Q
period 1999-01-01
COMPUTER SCIENCES CORP
filed 1999-02-12
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1999

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


     158,812,508 shares of Common Stock, $1.00 par value, were outstanding on January 29, 1999.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Third Quarter and
         Nine Months Ended January 1, 1999 and December 26, 1997.........  3

      Consolidated Condensed Balance Sheets,
         January 1, 1999 and April 3, 1998...............................  4

      Consolidated Condensed Statements of Cash Flows, Nine Months
         Ended January 1, 1999 and December 26, 1997.....................  5

      Notes to Consolidated Condensed Financial Statements...............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  9

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk............................................... 15


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.............................. 16

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                            Third Quarter Ended        Nine Months Ended
                           ----------------------    ----------------------
    (In thousands except   January 1,   Dec. 26,     January 1,   Dec. 26,
      per-share amounts)      1999        1997          1999        1997
                           ----------  ----------    ----------  ----------

Revenues                   $1,927,888  $1,664,092    $5,529,587  $4,731,666
                           ----------  ----------    ----------  ----------

Costs of services           1,496,126   1,301,898     4,329,380   3,704,273

Selling, general and
  administrative              179,870     145,435       515,344     432,317

Depreciation and
  amortization                113,097      98,594       322,536     283,312

Interest expense               12,023      14,427        35,499      37,593

Interest income                (3,646)     (2,894)       (9,572)     (5,595)

Special charges (note A)                                            208,393
                           ----------  ----------    ----------  ----------

Total costs and
  expenses                  1,797,470   1,557,460     5,193,187   4,660,293
                           ----------  ----------    ----------  ----------

Income before taxes           130,418     106,632       336,400      71,373

Taxes on income (note A)       43,400      37,500       112,000    (108,900)
                           ----------  ----------    ----------  ----------

Net income                 $   87,018  $   69,132    $  224,400  $  180,273
                           ==========  ==========    ==========  ==========

Earnings per share
  (notes A and B):

    Basic                  $     0.55  $     0.44    $     1.42  $     1.17
                           ==========  ==========    ==========  ==========
    Diluted                $     0.54  $     0.44    $     1.39  $     1.14
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   January 1,     April 3,
           (In thousands)                             1999          1998
                                                  -----------    -----------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $  167,967     $  274,688
  Receivables                                      1,860,085      1,456,330
  Prepaid expenses and other current assets          272,678        251,618
                                                  -----------    -----------
      Total current assets                         2,300,730      1,982,636
                                                  -----------    -----------
EXCESS OF COST OF BUSINESSES ACQUIRED
      OVER RELATED NET ASSETS, NET                   614,330        538,408
OTHER ASSETS                                         643,082        568,558

PROPERTY AND EQUIPMENT, at cost                    2,200,743      1,944,799
  Less accumulated depreciation and amortization   1,172,825        987,606
                                                  -----------    -----------
      Property and equipment, net                  1,027,918        957,193
                                                  -----------    -----------
      Total assets                                $4,586,060     $4,046,795
                                                  ===========    ===========

CURRENT LIABILITIES:
  Short-term debt and current
    maturities of long-term debt                  $  627,188     $   28,921
  Accounts payable                                   294,365        317,787
  Accrued payroll and related costs                  343,312        299,062
  Other accrued expenses                             447,360        403,860
  Deferred revenue                                   104,247        127,337
  Income taxes payable                               165,783         37,849
                                                  -----------    -----------
      Total current liabilities                    1,982,255      1,214,816
                                                  -----------    -----------
LONG-TERM DEBT, NET                                  198,613        736,054
                                                  -----------    -----------
OTHER LONG-TERM LIABILITIES                          105,040         94,650
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note C):
  Common stock issued, par value $1.00 per share     159,074        157,325
  Additional paid in capital                         720,067        660,971
  Earnings retained for use in business            1,461,368      1,236,968
  Accumulated other comprehensive income (note E)    (25,652)       (39,691)
  Less common stock in treasury                      (14,250)       (13,029)
  Unearned restricted stock and other                   (455)        (1,269)
                                                  -----------    -----------
    Total stockholders' equity                     2,300,152      2,001,275
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $4,586,060     $4,046,795
                                                  ===========    ===========

[FN]
See accompanying notes.
                                       4

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                                                       Nine Months Ended
                                                     ----------------------
   (In thousands, increase (decrease)                  Jan. 1,    Dec. 26,
      in cash and cash equivalents)                     1999        1997
                                                     ----------  ----------
Cash flows from operating activities:
 Net income                                          $ 224,400   $ 180,273
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Special items, net of income tax effects                          7,057
   Depreciation and amortization                       322,536     283,312
   Provision for losses on accounts receivable           5,364       3,588
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (433,670)   (307,223)
     Increase  in liabilities                          181,337     121,197
                                                     ----------  ----------
Net cash provided by operating activities              299,967     288,204
                                                     ----------  ----------
Investing activities:
 Purchases of property, plant and equipment           (304,925)   (236,397)
 Acquisitions, net of cash acquired                   (137,030)    (58,928)
 Dispositions                                           37,947
 Outsourcing contracts                                 (59,054)   (111,947)
 Purchased and internally developed software           (59,747)    (48,421)
 Other investing cash flows                             11,786     (10,752)
                                                     ----------  ----------
Net cash used in investing activities                 (511,023)   (466,445)
                                                     ----------  ----------
Financing activities:
 Borrowings under commercial paper, net                 49,068      96,743
 Borrowings under lines of credit, net                  26,899      15,072
 Principal payments on long-term debt                  (17,022)     (6,928)
 Proceeds from stock option transactions                36,500      47,753
 Other financing cash flows                              3,363      11,546
                                                     ----------  ----------
Net cash provided by financing activities               98,808     164,186
                                                     ----------  ----------
Effect of exchange rate changes on cash
 and cash equivalents                                    5,527      (2,663)
                                                     ----------  ----------
Net decrease in cash and cash equivalents             (106,721)    (16,718)

Cash and cash equivalents at beginning of year         274,688     110,726
                                                     ----------  ----------
Cash and cash equivalents at end of period           $ 167,967   $  94,008
                                                     ==========  ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) CSC recognized a net special credit of $1.7 million, or 1 cent per share, during the first quarter of fiscal 1998 as a result of developments at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. As further described in
    Note 2 of the Company's Annual Report on Form 10-K for fiscal 1998, this net credit resulted from a tax benefit of $135 million and an after-tax special charge of $133.3 million.

    During the first quarter of fiscal 1998, certain partners withdrew from CSC Enterprises. As a result of these withdrawals, CSC Enterprises took actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase from the previous tax basis resulted in a deferred tax asset of $135 million and a corresponding reduction of CSC's provision for income taxes. The tax basis increase is temporary and will be realized over time through an increase in depreciation and amortization expense for income tax purposes.

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

(B) Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                                Third Quarter Ended
                                         ---------------------------------
                                         Jan. 1, 1999       Dec. 26, 1997
                                         ------------       --------------
Net income for basic and diluted EPS       $ 87,018            $ 69,132
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           158,536             155,502
  Dilutive effect of stock options            3,462               3,092
                                           --------            --------
                                            161,998             158,594
                                           ========            ========
Basic EPS                                  $   0.55            $   0.44
Diluted EPS                                    0.54                0.44

                                     6

                                                 Nine Months Ended
                                         ---------------------------------
                                         Jan. 1, 1999       Dec. 26, 1997
                                         ------------       --------------
Net income for basic and diluted EPS       $224,400            $180,273
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           157,965             154,662
  Dilutive effect of stock options            3,776               3,294
                                           --------            --------
                                            161,741             157,956
                                           ========            ========
Basic EPS                                  $   1.42            $   1.17
Diluted EPS                                    1.39                1.14

    In accordance with SFAS No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 82,334 and 330,384 for the nine months ended January 1, 1999 and December 26, 1997, respectively.

(C) No dividends were paid during the periods presented. At January 1, 1999 and April 3, 1998, there were 159,074,144 and 157,324,565 shares, respectively, of $1.00 par value common stock issued, and 367,050 and 346,170 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $38.9 million and $43.9 million for the nine months ended January 1, 1999 and December 26, 1997, respectively. Cash refunds received for taxes on income were $48.8 million for the nine months ended January 1, 1999 and cash payments for taxes on income were $16 million for the nine months ended
    December 26, 1997.

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

    The components of comprehensive income, net of tax, are as follows (in thousands):

                                                Third Quarter Ended
                                         ---------------------------------
                                         Jan. 1, 1999       Dec. 26, 1997
                                         ------------       --------------
     Net income                            $ 87,018            $ 69,132
     Foreign currency translation
       adjustment                            (6,556)               (150)
                                           ---------           ---------
     Comprehensive income                  $ 80,462            $ 68,982
                                           =========           =========

                                                 Nine Months Ended
                                         ---------------------------------
                                         Jan. 1, 1999       Dec. 26, 1997
                                         ------------       --------------
     Net income                            $224,400            $180,273
     Foreign currency translation
       adjustment                            14,039             (16,130)
                                           ---------           ---------
     Comprehensive income                  $238,439            $164,143
                                           =========           =========

    Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and the minimum pension liability adjustment.

(F) CSC adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as of the first quarter of fiscal 1999. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 had no material impact on the Company's consolidated financial position or results of operations.

(G) In June 1998, the Financial Accounting Standards Board issued SFAS
    No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The statement is effective for years beginning after June 15, 1999. The Company is currently evaluating this standard but does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial position or results of operations.

(H) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments except as described in Note (A).

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Third Quarter and First Nine Months of Fiscal 1999 versus
               Third Quarter and First Nine Months of Fiscal 1998

Revenues

The Company derived its revenues for the third quarter and the first nine months from the following market sectors (dollars in millions):

                         Third Quarter               Nine Months
                         --------------   Pct.     ----------------    Pct.
                          FY99    FY98   Change      FY99    FY98     Change
                         ------  ------  ------     ------  ------    ------
U.S. Commercial          $  785  $  712   10.3%     $2,248  $1,997     12.6%
Europe                      609     470   29.4       1,640   1,260     30.2
Other International         121     101   19.8         344     303     13.5
                         ------  ------             ------  ------
   Total Commercial       1,515   1,283   18.0       4,232   3,560     18.9

U.S. Federal Government     413     381    8.6       1,298   1,172     10.8
                         ------  ------             ------  ------
   Total                 $1,928  $1,664   15.9%     $5,530  $4,732     16.9%
                         ======  ======             ======  ======

During the third quarter ended January 1, 1999, the Company's total revenue increased 15.9%, or $264 million, over the same period last year. Commercial revenues grew 18.0%, or $232 million over the same quarter of last year. U.S. federal revenues increased 8.6% or $32 million over last year's third quarter.

During the third quarter of fiscal 1999, U.S. commercial revenues grew $73 million over the same quarter last year. At $785 million, U.S. commercial revenues were up 10.3%, or 15.8% excluding last year's revenues from activities in the Company's telecommunications and collections operations which were subsequently sold or phased out. Approximately 70% of the U.S. commercial growth was provided by information technology outsourcing contracts. The remainder was derived principally from demand for consulting and systems integration activities and continued expansion within the financial services and healthcare vertical markets.

European revenues grew $139 million during the third quarter or 29.4% over the same period last year. A majority of the European growth was generated from CSC's German and United Kingdom operations, reflecting growth in European enterprise-wide solution activities, expansion of outsourcing business, and growth in consulting and systems integration services.

The third quarter growth of 19.8% in other international revenues resulted principally from growth in the Company's Australia and Asia operations, particularly expansion of CSC's financial services offerings.

U.S. federal government revenue increased 8.6% or $33 million, principally due to increased task orders on numerous existing contracts, additional revenue from new contracts and from the acquisition of Information Technology Solutions, Inc. during last year's fourth quarter.

The Company's total revenue for the first nine months increased 16.9% or $798 million. Since the beginning of fiscal 1999, the Company has announced over $4 billion in U.S. commercial, federal and international awards. This total does not include the December 1998 award by the Internal Revenue Service, the value of which cannot be estimated at this time. The Company's continued growth has created a broad revenue base across numerous customers, industries, geographic regions and service offerings. The Company's revenues by market sector are as follows:

                                   Third Quarter        First Nine Months
  Revenue by Market Sector,       ----------------      -----------------
  as a percentage of total         FY99      FY98        FY99      FY98
----------------------------      ------    ------      ------    ------
U.S. Commercial                     41%       43%         41%       42%
Europe                              31        28          30        27
Other International                  6         6           6         6
                                  ------    ------      ------    ------
  Total Commercial                  78        77          77        75

U.S. Federal Government             22        23          23        25
                                  ------    ------      ------    ------
  Total Revenue                    100%      100%        100%      100%
                                  ======    ======      ======    ======

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions, before special items):

                          Dollar Amount           Percentage of Revenue
                          --------------     -------------------------------
                          Third Quarter      Third Quarter     Nine Months
                          --------------     --------------   --------------
                           FY99    FY98       FY99    FY98     FY99    FY98
                          ------  ------     ------  ------   ------  ------
Costs of services         $1,496  $1,302      77.6%   78.2%    78.3%   78.3%
Selling, general & admin.    180     145       9.3     8.7      9.3     9.1
Depreciation and amort.      113      99       5.9     6.0      5.8     6.0
Interest expense, net          8      11       0.4     0.7      0.5     0.7
                          ------  ------     ------  ------   ------  ------
   Total                  $1,797  $1,557      93.2%   93.6%    93.9%   94.1%
                          ======  ======     ======  ======   ======  ======

Total costs and expenses improved as a percentage of revenue for the third consecutive quarter. The improvement for the third quarter is principally a result of the benefit of lower net interest expense due, in part, to the Company's lower borrowing requirements.

Within the components of costs and expenses as a percentage of revenue, increases in selling, general and administrative expenses offset lower costs of services. Higher selling, general and administrative expenses as a percentage of revenue were recorded in the Company's U.S. outsourcing operations as a result of the Company's pursuit of new business opportunities. Lower costs of services as a percentage of revenue were attributable to improved performance by both U.S. federal and commercial operations.

Compared with the corresponding period of the prior year, there were no material changes in the elements of costs and expenses for the first nine months ended January 1, 1999.

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

Income Before Taxes

Income before taxes increased to $130.4 million, up $23.8 million, or 22.3% compared with the same quarter last year. The resulting margin was 6.8% compared to 6.4% for last year's third quarter and was 6.1% versus 5.9% (before special items) for the first nine months of fiscal 1999 and fiscal 1998, respectively.

Net Income

Net income was $87 million for the third quarter of fiscal 1999, up $17.9 million, or 25.9% over last year's earnings. This year's third quarter diluted earnings per share of 54 cents increased 22.7% over last year's third quarter diluted earnings per share of 44 cents. On a year to date basis, diluted earnings per share were $1.39, up 26 cents, or 23.0% over the same period last year, excluding last year's net special credit of $1.7 million or 1 cent per share.

Cash Flows

Cash provided by operating activities was $300 million for the nine months ended January 1, 1999, compared with $288.2 million during the same period last year. The increase of $11.8 million resulted from higher earnings and non-cash depreciation and amortization expenses and was partially offset by changes in working capital.

The Company's cash expenditures for investing activities totaled $511 million for the most recent nine months versus $466.4 million during the same period of last year. The increase principally relates to several acquisitions including KPMG Peat Marwick SA (France), SYS-AID (Netherlands) and CSA Holdings Ltd. (Singapore) and increases in property, plant and equipment. The increase was substantially offset by reduced investments in outsourcing assets and by proceeds received in the first quarter of 1999 in connection with the sale of the Company's collection business.

Cash provided by financing activities was $98.8 million for the most recent nine months versus $164.2 million for the same period last year. The decrease is principally due to the Company having lower borrowing requirements than the prior year.

Financial Condition

During the first nine months of fiscal 1999, the Company's capital outlays included $501 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These amounts were funded from operating cash flows, additional borrowings and existing cash, which decreased from $274.7 million to $168 million. The Company's debt-to-total capitalization ratio improved to 26.4% at January 1, 1999 from 27.7% at fiscal 1998 year end.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 11 of the Company's Annual Report on Form 10-K for fiscal 1998. The exercise price of this put option is equal to the appraised value of the business.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the next twelve months through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. The adoption of this statement affects only financial disclosures and has no quantitative impact on the Company's consolidated financial position or results of operations.

The Company has adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as of the first quarter of fiscal 1999. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 had no material impact on the Company's consolidated financial position or results of operations.

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

The Company has established a two-phase program to ensure that its proprietary products, internal computer systems, and facilities are Year 2000 ready. The initial phase, which included planning, inventory and assessment, has been completed for all of the Company's existing business. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be substantially completed by mid calendar 1999. In order to launch this program, monitor progress and coordinate the Company's Year 2000 activities, the Year 2000 Assurance Office was established with this charter and reports directly to the Chairman, President, and Chief Executive Officer.

The Company expects that its Year 2000 compliance efforts will not have a material effect on its overall financial position or overall trends in results of operations. The Company's current estimates of the total fiscal 1999 and 2000 operating costs associated with making its proprietary products, internal systems and infrastructure Year 2000 ready as well as estimates of staff for contingency planning and monitoring, including the cost of Company personnel diverted to Year 2000 assignments, total approximately $44 million, of which approximately $19 million has been incurred to date. In addition, related capital expenditures for fiscal 1999 and 2000 are estimated to be approximately $13 million, of which approximately $5 million has been incurred to date. Currently, the Company estimates that it is approximately 65% complete with the activities necessary to correct Year 2000 issues. This estimated completion percentage does not include the contingency planning and ancillary efforts.

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

The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 ready. By mid calendar 1999, the Company expects to have identified and replaced any such suppliers who will not be Year 2000 ready. The Company is also contacting property owners to determine the readiness of its leased facilities with respect to facility infrastructure systems.
                                    13

In the opinion of Company management, the most reasonably likely worst case scenario includes the possibility that the Company and/or its crucial suppliers are unable to complete their Year 2000 readiness efforts prior to the onset of failures, the effects of which could have a material adverse impact on the Company's operations. The Company could also be impacted materially by any significant economic, financial market or infrastructure disruption attributable to the Year 2000 issue.

The Company is currently developing contingency plans with respect to the most reasonably likely worst case scenarios and expects to have finalized such plans by mid-1999. These plans will include the use of exercises and drills with various relevant scenarios. As a result of lessons learned from the exercises, the contingency plans may be modified. The Company also expects to establish a Year 2000 command center linked to each business unit's Year 2000 contingency center which will be connected to internal and client-support help desks.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) general economic conditions in countries in which the Company does business; (ii) competitive pressures; (iii) changes in the financial condition of the Company's major commercial customers; (iv) changes in the demand for information technology outsourcing and business process outsourcing; (v) changes in U.S. federal government spending levels for information technology services; (vi) the future profitability of the Company's customer contracts; (vii) the Company's ability to consummate strategic acquisitions and alliances; (viii) the Company's ability to attract and retain key personnel; (ix) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; and (x) the ability of the Company, and the ability of its customers and suppliers to become Year 2000 ready.

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk sensitive financial instruments as of April 3, 1998, see "Market Risk" in the Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended January 1, 1999, there has been no significant change in related market risk factors.

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









   10.23    Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991         (i)
   10.24    Rights Agreement dated February 18, 1998                      (t)
   10.25    $350 million Credit Agreement dated as of September 6, 1995   (k)
   10.26    First Amendment to $350 million Credit Agreement dated
            September 23, 1996                                            (p)
   27       Financial Data Schedule
   28       Revenues by Market Sector
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1997     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1997                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1997                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (e) March 31, 1995
            (b) April 1, 1988        (f) March 28, 1997
            (c) March 31, 1989       (g) April 3, 1998
            (d) April 3, 1992

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


    b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the third quarter of fiscal
1999.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: February 12, 1999            By: /s/ Scott M. Delanty
                                   -----------------------------
                                   Scott M. Delanty
                                   Vice President and Controller
                                   Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  27         Financial Data Schedule

  28         Revenues by Market Sector
