Form 10-K
period 1999-04-02
COMPUTER SCIENCES CORP
filed 1999-06-22
CIK 23082

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

For the fiscal year ended April 2, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------

                          Commission File No.: 1-4850

                         COMPUTER SCIENCES CORPORATION
            (Exact name of Registrant as specified in its charter) [LOGO APPEARS HERE]

                   Nevada                                        95-2043126
  (State of incorporation or organization)          (I.R.S. Employer Identification No.)
           2100 East Grand Avenue
           El Segundo, California                                  90245
  (Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:


         Title of each class:               Name of each exchange on which registered
---------------------------------------     ----------------------------------------
Common Stock, $1.00 par value per share     New York Stock Exchange
Preferred Stock Purchase Rights             Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 18, 1999, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $10,619,000,000. A total of 159,638,183 shares of common stock was outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 2, 1999, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     Part I

  1.  Business...........................................................    1
  2.  Properties.........................................................    6
  3.  Legal Proceedings..................................................    7
  4.  Submission of Matters to a Vote of Security Holders................    7


                                    Part II

  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................    9
  6.  Selected Financial Data............................................    9
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   11
 7A.  Quantitative and Qualitative Disclosures about Market Risk.........   18
  8.  Financial Statements and Supplementary Data........................   19
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   45

                                    Part III

 10.  Directors and Executive Officers of the Registrant.................   45
 11.  Executive Compensation.............................................   45
 12.  Security Ownership of Certain Beneficial Owners and Management.....   45
 13.  Certain Relationships and Related Transactions.....................   45

                                    Part IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   46

                                    PART I

Item 1. Business

                           INTRODUCTION AND HISTORY

General

  Computer Sciences Corporation ("CSC" or the "Company") is one of the world leaders in the information technology ("I/T") services industry. Since it was founded in 1959, the Company has helped clients use I/T more efficiently, thus improving their operations and profitability. CSC does not have exclusive agreements with hardware or software providers and believes that this "vendor neutrality" enables it to better identify and manage solutions specifically tailored to each client's needs. CSC offers a broad array of professional services to industry and government and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives.

  The Company's services, both U.S. federal and global commercial, include outsourcing, system integration and I/T and management consulting and other professional services. Outsourcing includes operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, which is the management of a client's non-core business functions, such as claims processing, credit checking, or customer call centers. Systems integration encompasses designing, developing, implementing and integrating complete information systems. I/T and management consulting and other professional services include advising clients on the strategic acquisition and utilization of I/T, and on business strategy, operations, change management and business process reengineering. The Company also licenses sophisticated software systems for certain vertical markets.

Practice Areas

  The Company's service offerings are focused primarily on the U.S. federal government and on global commercial industries including aerospace; automotive; chemical and energy; consumer goods; financial services; healthcare; manufacturing; media; public sector; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities. Because of the size of its offerings within the financial services, healthcare, and chemical and energy industries, CSC has formed vertical industry groups to better deliver integrated solutions to clients in these industries.

  CSC has also formed dedicated practice groups with respect to certain key technical solutions that have broad application to both industry and government. These solutions include:

  Electronic commerce--CSC expanded its global e-business offerings with five new solutions designed to accelerate the efforts of clients to meet the demands of the emerging digital economy. The offerings include:

  . Customer Relationship Management--provides applications and processes for acquiring and retaining customers, and increasing profitability via fundamental changes in marketing, sales and customer service;

  . Electronic Bill Presentation--delivers personalized, electronic bills over the Internet to reduce costs, improve customer service and exploit cross-selling opportunities;

  . Collaborative Planning--creates and facilitates processes, metrics and technologies among electronic trading partners;

  . Electronic Procurement--automates, streamlines and customizes a company's purchasing process; and

  . Secured Extranet Community--provides a secure online workspace for information dissemination and collaboration among customers and/or trade partners and employees.

  CSC LynxSM--A framework for rapid systems development. Distributed information technology solutions enable faster access to information and the ability to process business transactions via the Internet. CSC has developed a framework that includes components, an architecture, a process and tools for creating these solutions quickly.

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

  Information Security (INFOSECSM)--CSC's INFOSEC capabilities originated from its security contracts with the Department of Defense and other U.S. federal agencies. The Company's INFOSEC practice develops and tests new world-class solutions for both government and commercial clients.

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

Major Markets

  For four decades, CSC has provided I/T services to the U.S. federal government. In fiscal 1986, when U.S. federal contracts represented 70% of the Company's revenues, CSC decided to devote substantial resources to further develop global commercial business in order to accelerate its growth and take advantage of the competencies gained as a leader in the federal sector. As a result of this strategy, CSC has increased its penetration of the global commercial market and diversified its business.

  During the last three fiscal years, the Company's revenue mix was as follows:

                                                                 1999  1998  1997
                                                                 ----  ----  ----
       U.S. Commercial..........................................  41%   42%   39%
       Europe...................................................  29    27    26
       Other International......................................   7     6     6
                                                                 ---   ---   ---
     Global Commercial..........................................  77    75    71
     U.S. Federal Government....................................  23    25    29
                                                                 ---   ---   ---
     Total Revenues............................................. 100%  100%  100%
                                                                 ===   ===   ===

Global Commercial Market

  United States--CSC is a major provider of outsourcing services to U.S. commercial clients, including systems analysis, applications development, network operations, and desktop and data center management. During fiscal 1999, the Company was awarded extensions and additional business with General Dynamics, and was awarded new outsourcing contracts with AT&T, Republic Services Corporation, Budget Group and Premier, Inc.

--------
INFOSECSM is a service mark of the National Security Agency.

  General Dynamics extended its original 10-year outsourcing contract and signed a new contract extending through 2004 at an estimated value of $500 million for three business units. In addition, CSC was designated as the exclusive provider of I/T services to General Dynamics for all other business units and future acquisitions. As a result, the Company signed a 10-year outsourcing agreement with General Dynamics Information Systems and Computing Devices Company Limited.

  AT&T outsourced a portfolio of 50 systems applications supporting AT&T Consumer Services. Included in this applications outsourcing effort are software systems supporting telemarketing and customer support, provisioning and provisioning support, and compensation and commissions for sales and support.

  Under the agreement with Republic Services Corporation, CSC acquired and manages Republic National Bank's data center, help-desk, network and communications operations.

  For Budget Group, Inc., CSC is combining its outsourcing and business transformation skills to help streamline and consolidate I/T operations including data centers, networks, user support, applications and maintenance.

  Premier, Inc. is an alliance of approximately 220 U.S. hospitals and healthcare systems for which CSC will support internal I/T operations including application development, hardware, networks and desktop management. The application development support will include intranet, e-commerce and contract management associated with Premier's global purchasing operations.

  CSC also provides consulting and technical services to its U.S. commercial clients, both in the development and integration of computer and communications systems and in various industry-specific I/T services. The Company's experience includes business process reengineering, the setting of information technology strategy, the development of information systems for a wide range of applications and the operation of computer facilities. As a prime contractor to the U.S. Postal Service ("USPS"), CSC is providing comprehensive business consulting and I/T services to improve the payroll and benefit function of the USPS, one of the world's largest employers with a payroll of over 850,000 people.

  CSC also made two acquisitions during fiscal 1999 to broaden its offerings in the U.S. commercial consulting area. The Company acquired Onward Technologies Inc., a Web-focused consulting, development and systems integration firm to extend its expertise in Internet marketing, electronic commerce and customer extranets, accelerating the creation of a center of excellence focused on helping CSC achieve its electronic commerce goals. CSC also acquired T-Wack Software Group, Inc., a software design and development firm based in Buffalo Grove, IL.

  The Company markets business information systems, software and services to the insurance and financial services industries and to the U.S. managed healthcare industry, clinics and physicians. In addition, CSC provides services for administering life and disability insurance for credit loans and mortgages, collateral-protection insurance and warranty insurance.

  Also in the U.S. financial services arena, the Company provides consumer credit reports and account-management services to thousands of credit grantors nationwide. Through an agreement with Equifax Inc., a major credit services company, the Company offers retail chains and other large credit grantors the benefits of a national file of consumer credit histories. The national file enables customers to obtain credit information from a single source, instead of dealing with multiple reporting services.

  International--The Company's international operations provide a wide range of information technology services to commercial and public sector clients. CSC has major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, Denmark, Italy, Australia, and Singapore, and provides substantially the same services to its international customers that it provides to its U.S. customers. These services span the range of consulting and professional services, systems integration and outsourcing. Current activities include recent contracts with Nokia Telecommunications, ICO Global Communications, Australian Mutual Provident Society,

Deutsche Leasing AG, New South Wales Department of Community Services, Kaman Aerospace and Belgian Ministry of Finance.

  During fiscal 1999, the Company increased its presence in the international markets through the following acquisitions:

  . Approximately 74% of CSA Holdings, Ltd., a leading Asian I/T services provider headquartered in Singapore. CSA has regional offices in 10 Asian countries with operations and distributor arrangements extending their presence to other countries;

  . KPMG Peat Marwick SA, a Paris-based management consulting and information technology services firm, significantly increasing CSC's capabilities in France;

  . SYS-AID, a Dutch management consulting and I/T services company specializing in logistics, finance and I/T support, including implementation of ERP systems;

  . Pergamon Gesellschaft fur angewandte Informatik mbH, an I/T consulting firm headquartered in Wurzburg, Germany specializing in the financial services market;

  . Informatica Group SpA, an Italian information technology consultancy and systems integration company, providing a full range of I/T services to the Italian banking and finance, industrial, telecommunications, insurance and public sectors; and

  . Progres 2, Progres Iniziativa, Progres Progetti, and Progres Veneto, four I/T services and consulting companies now operating as CSC Progres and headquartered in Milan, Italy.

U.S. Federal Government Market

  The Company provides a broad array of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to advanced technical undertakings and complex project management. CSC has extensive experience in the development of software for mission-critical systems for defense and civil agency applications, and also provides systems engineering and technical assistance in network management, satellite communications, intelligence, aerospace, logistics, and related high-technology fields.

  The Internal Revenue Service selected the CSC PRIME Alliance to enter into a strategic partnership with the IRS to modernize the United States tax system. CSC leads the CSC PRIME Alliance, which includes six other companies:
International Business Machines Corporation, KPMG Peat Marwick LLP, Lucent Technologies Inc., Northrop Grumman Corporation, Science Applications International Corporation, and UNISYS Corporation. The CSC PRIME Alliance combines CSC's global capabilities with the specialized business, technical and consulting capabilities of the other alliance members.

  In August 1998, CSC was awarded the first U.S. federal government outsourcing contract involving the voluntary transition of federal employees to the private sector. Under the agreement with the National Security Agency ("NSA"), titled the NSA BREAKTHROUGH Program, CSC will maintain daily computer systems operations and provide services involving development support for software enhancements, configuration management, installations and upgrades of hardware and systems software and associated customer support.

  In January 1999, the U.S. General Service Administration selected CSC as one of ten companies to provide I/T services and support for the Federal Technology Service, Federal Information Systems Support program under an indefinite delivery/indefinite quantity contract. Under this type of contract, a group of service providers is selected to provide as yet unspecified services to a U.S. federal agency or department, which then assigns each required project within the specified scope of work to one of the service providers within the selected group. The contract calls for the ten selected companies to provide services and support for a two-year base period, with eight one-year extension options.

  Other typical activities in the U.S. federal market include supporting the Federal Aviation Administration's National EnRoute Software system, developing the next generation of NAVSTAR Global Positioning System satellites for the Air Force, and operating the computer center and supporting management information systems for the Air Force's flight simulation test facilities at the Arnold Engineering Development Center. Federal activities also include providing command, control, and communication technical engineering and integration to the U.S. Army Communications Electronics Command, upgrading the Navy's AEGIS Weapon Systems and providing technical information systems security applications to the Department of Defense, among other federal agencies and departments.

                                  COMPETITION

  The I/T market in which CSC competes is not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that have greater financial resources than CSC and, in some cases, may have greater capabilities to perform services similar to those provided by CSC.

  The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, or a combination of these factors. In the opinion of the Company's management, CSC is positioned to compete effectively in the global commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management's opinion that CSC's competitive position is enhanced by its recognized position as a leader in management consulting and the full spectrum of services that it provides.

                                   EMPLOYEES

  The Company has 700 offices worldwide, and currently employs approximately 50,000 persons, of which more than 42,000 are professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

Item 2. Properties

Owned properties as of        Approximate
April 2, 1999                Square Footage            General Usage
----------------------       --------------            -------------
Copenhagen, Denmark........     423,000     Computer and General Office Facility
Falls Church, Virginia.....     290,000     General Office
El Segundo, California.....     206,000     General Office
Austin, Texas..............     187,000     General Office
Newark, Delaware...........     183,000     Computer and General Office Facility
San Diego, California......     178,000     Computer and General Office Facility
Wilmington, Delaware.......     175,000     Computer and General Office Facility
Norwich, Connecticut.......     149,000     Computer and General Office Facility
Meriden, Connecticut.......     119,000     Computer and General Office Facility
Moorestown, New Jersey.....      99,000     General Office
Herndon, Virginia..........      87,000     General Office
Maidstone, United Kingdom..      79,000     Computer and General Office Facility
Hong Kong..................      73,000     General Office
Singapore..................      61,000     General Office
St. Leonards, NSW,
 Australia.................      60,000     General Office
Sterling, Virginia.........      45,000     General Office
Various other U.S. and
 foreign locations.........      73,000     Primarily General Office
Leased properties as of
April 2, 1999
-----------------------
Washington, D.C. area......     948,000     Computer and General Office Facility
Texas......................     616,000     Computer and General Office Facility
United Kingdom.............     538,000     General Office
Germany....................     453,000     General Office
Australia and other Pacific
 Rim locations.............     443,000     Computer and General Office Facility
New Jersey.................     413,000     General Office
Boston, Massachusetts area.     255,000     General Office
France.....................     165,000     General Office
Chicago, Illinois area.....     161,000     General Office
Ohio.......................     152,000     General Office
Albany, New York area......     134,000     General Office
Detroit, Michigan area.....     120,000     General Office
Denmark....................     115,000     General Office
California.................     114,000     General Office
Connecticut................     109,000     General Office
Alabama....................     109,000     General Office
Various other U.S. and
 foreign locations.........     837,000     Computer and General Office Facility

  Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2000 through 2018.

Item 3. Legal Proceedings

  The Company is engaged in several legal proceedings resulting from the unsolicited tender offer for the Company by Computer Associates International, Inc. during fiscal 1998. These proceedings include various stockholder class action lawsuits filed in Nevada, and litigation in California between the Company, Computer Associates, Bear, Stearns & Co. Inc. and certain related persons and entities. The Company is also party to a number of other disputes which involve or may involve litigation. It is the opinion of the Company's management that the ultimate liability, if any, with respect to these proceedings and disputes will not be material to the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                     Executive Officers of the Registrant

                          Year First
                          Elected as  Term as    Position Held with the       Family
 Name                 Age an Officer  Officer          Registrant          Relationship
 ----                 --- ---------- ----------  ----------------------    ------------
 Van B. Honeycutt*     54    1987    Indefinite Chairman, President and        None
                                                 Chief Executive Officer
                                                Vice President and Chief
 Leon J. Level*        58    1989    Indefinite Financial Officer              None
 Harvey N. Bernstein   52    1988    Indefinite Vice President                 None
 Edward P. Boykin      60    1995    Indefinite Vice President                 None
 Milton E. Cooper      60    1992    Indefinite Vice President                 None
                                                Vice President and
 Scott M. Delanty      44    1997    Indefinite Controller                     None
 Hayward D. Fisk       56    1989    Indefinite Vice President, General        None
                                                 Counsel and Secretary
 Ronald W. Mackintosh  50    1993    Indefinite Vice President                 None
 C. Bruce Plowman      61    1989    Indefinite Vice President                 None
 Paul T. Tucker        51    1997    Indefinite Vice President                 None

--------
* Director of the Company

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

  Edward P. Boykin joined the Company in 1966 and has held numerous positions with several divisions of the Company. He was elected a Vice President in 1995. Since May, 1999, he has been President of the Financial

Services Group. From 1998 to 1999, he was responsible for leveraging the capabilities that exist within the J.P. Morgan and DuPont accounts in Delaware and Asia Pacific. Previously, he was President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan, from 1996 to 1998, and President of the Technology Management Group from 1993 to 1996.

  Milton E. Cooper joined the Company in 1984 as Group Vice President of program development. He was named President of the Federal Sector, formerly known as the Systems Group, in December 1991 and became a Corporate Vice President in January 1992. A veteran of 36 years in the information industry, he has held senior sales and marketing positions with IBM Corporation and Telex Corporation. He is a graduate of the United States Military Academy at West Point.

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

  Paul T. Tucker joined the Company in 1996 as a Corporate Development executive, and in August, 1997 was elected Vice President of Corporate Development. Prior to joining the Company, he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company, from 1990 to 1995. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company and was an Associate Professor and Senior Research Engineer at the University of Illinois.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Exchange under the ticker symbol "CSC."

  As of June 18, 1999, the number of registered shareholders of Computer Sciences Corporation's common stock was 8,818. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 18, 1999.

                                 1999              1998              1997
                            ---------------- ----------------- ----------------
     Calendar Quarter        High     Low      High     Low     High     Low
     ----------------       ------  -------- -------- -------- ------- --------
     1st................... 74 3/8  54 15/16 56 3/4   39 31/32 41 3/16 30 13/16
     2nd................... 68 1/8* 52 3/8*  65       49 1/8   40 1/16 28 15/16
     3rd...................                  74 7/8   51 1/2   41 9/16 34 1/2
     4th...................                  70 15/16 46 1/4   43 7/8  33 5/8

--------
* Through June 18, 1999

Item 6. Selected Financial Data

                         COMPUTER SCIENCES CORPORATION

                                                  Five-Year Review
                               ------------------------------------------------------
                                April 2,   April 3,  March 28,  March 29,  March 31,
In thousands except per-share     1999       1998       1997       1996       1995
amounts                        ---------- ---------- ---------- ---------- ----------
Total assets.................  $5,007,709 $4,046,795 $3,493,087 $2,936,019 $2,631,580
Debt:
  Long-term..................     397,860    736,054    630,842    426,634    335,696
  Short-term.................     426,421      7,110     20,311     71,422    128,237
  Current maturities.........     166,521     21,811      9,622      6,917     11,933
                               ---------- ---------- ---------- ---------- ----------
    Total....................     990,802    764,975    660,775    504,973    475,866
Stockholders' equity.........   2,399,854  2,001,275  1,669,560  1,420,113  1,290,769
Working capital..............     587,573    767,820    533,915    430,484    390,726
Property and equipment:
  At cost....................   2,313,444  1,944,799  1,668,905  1,249,729    994,520
  Accumulated depreciation
   and amortization..........   1,226,569    987,606    780,836    569,670    430,249
                               ---------- ---------- ---------- ---------- ----------
  Property and equipment,
   net.......................   1,086,875    957,193    888,069    680,059    564,271
Current assets to current
 liabilities.................       1.3:1      1.6:1      1.5:1      1.5:1      1.4:1
Debt to total capitalization.       29.2%      27.7%      28.4%      26.2%      26.9%
Book value per share.........      $15.08     $12.75     $10.88      $9.43      $8.70
Stock price range (high).....       74.88      56.75      43.25      40.38      26.31
        (low)................       46.25      28.94      30.81      23.25      17.63

                                               Fiscal Year
                          -------------------------------------------------------
In thousands except per-     1999       1998        1997       1996       1995
share amounts             ---------- ----------  ---------- ---------- ----------
Revenues................  $7,659,965 $6,600,838  $5,616,048 $4,740,760 $3,788,026
                          ---------- ----------  ---------- ---------- ----------
Costs of services.......   5,973,837  5,149,218   4,413,173  3,692,267  2,961,955
Selling, general and
 administrative.........     695,828    602,708     485,113    471,309    383,973
Depreciation and
 amortization...........     445,035    386,854     333,247    272,058    190,240
Interest, net...........      33,908     42,096      32,273     32,143     27,304
Special charges.........                229,093      48,929     76,053      3,740
                          ---------- ----------  ---------- ---------- ----------
Total costs and
 expenses...............   7,148,608  6,409,969   5,312,735  4,543,830  3,567,212
                          ---------- ----------  ---------- ---------- ----------
Income before taxes.....     511,357    190,869     303,313    196,930    220,814
Taxes on income.........     170,200    (69,500)    110,900     87,499     77,577
                          ---------- ----------  ---------- ---------- ----------
Net income..............  $  341,157 $  260,369  $  192,413 $  109,431 $  143,237
                          ========== ==========  ========== ========== ==========
Basic earnings per
 common share...........       $2.16      $1.68       $1.27      $0.74      $1.02
                          ========== ==========  ========== ========== ==========
Diluted earnings per
 common share...........       $2.11      $1.64       $1.23      $0.71      $1.00
                          ========== ==========  ========== ========== ==========
Average common shares
 outstanding............     158,213    155,125     151,895    148,865    140,297
Average common shares
 outstanding assuming
 dilution...............     161,949    158,526     156,394    153,070    143,702

Notes:

  A discussion of "Income Before Taxes" and "Net Income and Earnings per Share" before and after special items is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). A discussion of "Special Items" for fiscal years ended 1997 and 1998 is also included in MD&A. The fiscal 1996 special charge of $76,053 (40 cents per share after tax) relates to two acquisitions by a company subsequently acquired by CSC and accounted for as a pooling of interests. The fiscal 1995 special charge of $3,740 (1 cent per share after tax) relates to the sale of the Company's tax processing operations.

  The selected financial data has been restated for fiscal 1995 through 1996 to include the results of business combinations accounted for as poolings of interests.

  No dividends were paid by CSC during the five years presented. A fiscal 1996 acquisition, accounted for as a pooling of interests, paid dividends of $.17 per share during fiscal 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

  The Company derived its revenues for fiscal years 1999, 1998 and 1997 from the following market sectors:

                                     Fiscal 1999      Fiscal 1998    Fiscal 1997
                                   ---------------- ---------------- -----------
                                            Percent          Percent
                                    Amount  Change   Amount  Change    Amount
Dollars in millions                -------- ------- -------- ------- -----------
  U. S. Commercial................ $3,128.3    13%  $2,775.5    29%   $2,159.7
  Europe..........................  2,250.1    27    1,771.0    20     1,474.9
  Other International.............    516.1    22      423.6    22       345.8
                                   --------         --------          --------
Global Commercial.................  5,894.5    19    4,970.1    25     3,980.4
U. S. Federal Government..........  1,765.5     8    1,630.7     0     1,635.6
                                   --------         --------          --------
Total............................. $7,660.0    16   $6,600.8    18    $5,616.0
                                   ========         ========          ========

  The Company's 16% overall revenue growth for fiscal 1999 over 1998 resulted principally from continued strong global demand for information technology ("I/T") services. Global commercial revenue grew 19%, or $924 million, during fiscal 1999. Over 60% of the global commercial growth was provided from international operations.

  For fiscal 1999, U.S. commercial revenue grew 13%, or 17% excluding fiscal 1998 revenue from activities in the Company's collections and telecommunications operations, which were subsequently sold or phased out. More than two-thirds of the U.S. commercial growth was generated by information technology outsourcing contracts. The remainder of the growth was fueled by demand for consulting and systems integration activities and by further expansion in the Company's financial services and healthcare vertical markets. For fiscal 1998, U.S. commercial revenues grew 29%, or $616 million. More than half of the growth was provided by increases in outsourcing activities. Major new outsourcing contracts, including E.I. du Pont de Nemours and Company ("DuPont") and increases in revenues from vertical markets such as financial services and healthcare, contributed to U.S. commercial revenue growth. Consulting and systems integration services contributed about a quarter of the Company's other U.S. commercial revenue growth during fiscal 1998 as a result of strong demand for enterprise resource planning ("ERP") services, electronic commerce and Year 2000 assessment and renovation activities.

  The Company's European operations accounted for revenue growth of 27%, or $479 million, for fiscal 1999 compared to 1998. The growth was primarily due to (a) outsourcing services provided to British Aerospace plc ("BAe"), DuPont, Hartmann & Braun, (b) the acquisition of KPMG Peat Marwick SA, a Paris-based management consulting and I/T services firm, and (c) continued strong demand throughout Europe for consulting and systems integration activities and ERP services. CSC's European operations accounted for revenue growth of 20%, or $296 million, for fiscal 1998 versus 1997. The growth was principally due to increases in outsourcing services provided to BAe, DuPont and J.P. Morgan & Co. Incorporated and increased demand for consulting and systems integration activities.

  Other international operations provided revenue growth of 22%, or $93 million, during fiscal 1999. The growth was primarily attributable to the acquisition of CSA Holdings, Ltd., a leading Asian information technology services provider headquartered in Singapore, expansion of the financial services sector and additional outsourcing activities in Australia. During fiscal 1998, other international revenues increased 22%, or $78 million. The growth was primarily attributable to increased outsourcing business in Australia as well as increases in the financial services sector.

  The Company's U.S. federal government revenues were derived from the following sources:

                                     Fiscal 1999      Fiscal 1998    Fiscal 1997
                                   ---------------- ---------------- -----------
                                            Percent          Percent
                                    Amount  Change   Amount  Change    Amount
Dollars in millions                -------- ------- -------- ------- -----------
Department of Defense............. $1,112.7     4%  $1,071.9    (1)%  $1,082.8
Civil agencies....................    652.8    17      558.8     1       552.8
                                   --------         --------          --------
Total U. S. Federal............... $1,765.5     8   $1,630.7     0    $1,635.6
                                   ========         ========          ========

  Revenue from the U.S. federal government increased 8% during fiscal 1999 versus 1998. The increase includes additional task order contracts with the General Services Administration, increased ordering of a management information system for the U.S. Department of Defense ("DOD") and the acquisition of the DOD Ballistic Missile Defense Organization support contract. Revenue gains during fiscal 1999 were partially offset by reductions in work performed for NASA and the winding down of several contracts. Federal revenues for fiscal 1998 were essentially unchanged compared to 1997. Gains were generated on certain task order contracts with the General Services Administration and the Defense Integration Systems Agency and by the acquisition of Information Technology Solutions, Inc. These gains were offset primarily by the conclusion of two large contracts in late fiscal 1997.

  During fiscal 1999, CSC announced federal contract awards with a total value of $2.9 billion, compared with the $1.0 billion and $2.1 billion announced during fiscal 1998 and 1997, respectively. In addition, during December 1998, the Internal Revenue Service selected the CSC PRIME Alliance to enter into a strategic partnership with the IRS to modernize the U.S. tax system. This award, the value of which is not quantified, has the potential to become the Company's largest contract.

Costs and Expenses

  The Company's costs and expenses before special charges were as follows:

                                   Dollar Amount         Percentage of Revenue
                             -------------------------- -----------------------
                               1999     1998     1997    1999    1998    1997
Dollars in millions          -------- -------- -------- ------- ------- -------
Costs of services........... $5,973.9 $5,149.2 $4,413.2   78.0%   78.0%   78.6%
Selling, general and
 administrative.............    695.8    602.7    485.1    9.1     9.1     8.6
Depreciation and
 amortization...............    445.0    386.9    333.2    5.8     5.9     5.9
Interest expense, net.......     33.9     42.1     32.3     .4      .6      .6
                             -------- -------- -------- ------- ------- -------
Total....................... $7,148.6 $6,180.9 $5,263.8   93.3%   93.6%   93.7%
                             ======== ======== ======== ======= ======= =======

Costs of Services

  For fiscal 1999, the Company's costs of services as a percentage of revenue was unchanged. The decrease in costs of services as a percent of revenue for fiscal 1998 was principally related to commercial growth in the healthcare and financial services vertical markets, as well as outsourcing, consulting and European operations, combined with performance improvements generated in Europe.

Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses as a percentage of revenue was unchanged for fiscal 1999 versus 1998.

  During fiscal 1998, SG&A as a percent of revenue increased to 9.1% from 8.6%. The increase was primarily attributable to growth in the Company's healthcare and financial services groups.

Special Items

  There were no special items during fiscal 1999.

  The fiscal 1998 special items represent costs, expenses and benefits associated with developments at CSC Enterprises and the Company's response to a failed take-over attempt. The Company recorded a first quarter net special credit of $1.7 million, or 1 cent per share, at CSC Enterprises, a general partnership which then operated certain of the Company's credit services operations and carried out other business strategies through acquisition and investment. The net credit resulted from a tax benefit of $135 million and an after-tax charge of $133.3 million ($208.4 million before tax). During the first quarter, several partners withdrew from CSC Enterprises. These withdrawals caused CSC Enterprises to take actions which caused CSC to recognize an increase in the tax basis of certain assets. As required by Statement of Financial Accounting Standards ("SFAS") No. 109, this tax basis increase from the previous tax basis resulted in a deferred tax asset of $135 million and a corresponding reduction in the Company's provision for taxes. The tax basis increase is temporary and will be realized over time through an increase in depreciation and amortization expense for income tax purposes. In connection with the partner withdrawals and related developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, a pre-tax special charge of $208.4 million ($133.3 million after tax) was recognized. The charge is comprised of goodwill write-offs of $56.3 million ($35 million after tax), contract termination costs of $54.3 million ($33.8 million after tax), deferred contract costs and other assets of $33.1 million ($20.5 million after tax), telecommunications software and accruals of $35.8 million ($22.3 million after tax), telecommunications property, equipment and intangible assets of $18.9 million ($11.7 million after tax), and other non-deductible costs of $10 million.

  During the fourth quarter of fiscal 1998, the Company recorded a before-tax special charge of $20.7 million, or equivalent to 9 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14.4 million for investment banking expenses and $6.3 million for other expenses such as legal costs, public relations and shareholder communications.

  The fiscal 1997 special charge represents costs and expenses related to the August 1, 1996, acquisition of the Continuum Company, Inc. The amount of the charge, net of income tax benefits on the tax-deductible portion, is $35.3 million or 23 cents per share. The charge is comprised of $11.0 million for investment banking and other merger expenses; $11.8 million related to the write-off of certain capitalized software, other assets and intangibles; and $26.1 million related to the elimination of duplicate data-processing facilities, employee severance costs and contract termination costs.

Income Before Taxes

  The Company's income before taxes and margin for the most recent three fiscal years is as follows:

                                             Dollar Amount         Margin
                                          -------------------- ----------------
                                           1999   1998   1997  1999  1998  1997
Dollars in millions                       ------ ------ ------ ----  ----  ----
Before special charges................... $511.4 $420.0 $352.2 6.7%  6.4%  6.3%
Income before taxes......................  511.4  190.9  303.3 6.7   2.9   5.4

  Income before special charges and taxes improved during fiscal 1999 as a percentage of revenue. The .3% margin improvement to 6.7% principally relates to lower depreciation and amortization as a percent of revenue in both the U.S. Federal and Global Commercial operations of the Company. Lower net interest expense as a percent of revenue also contributed to the margin improvement.

  During fiscal 1998, income before special charges and taxes increased principally to the performance improvements in costs of services and depreciation and amortization. Partially offsetting the improvements were increases in SG&A expenses.

Taxes

  The provision for (benefit from) income taxes as a percentage of pre-tax earnings was 33.3%, (36.4)% and 36.6% for fiscal 1999, 1998 and 1997, respectively. The fiscal 1998 rate includes the tax benefit associated with the partnership withdrawals at CSC Enterprises. Before special items, the tax rate was 35.1% and 35.4% for fiscal 1998 and 1997, respectively. The decrease in the fiscal 1999 tax rate from 35.1% to 33.3% is principally the result of utilization of foreign operating losses not previously recognized and research tax credits.

Net Income and Earnings per Share

  The Company's net income and diluted earnings per share for fiscal years 1999, 1998 and 1997 is as follows:

                                             Dollar Amount         Margin
                                          -------------------- ----------------
                                           1999   1998   1997  1999  1998  1997
Dollars in millions, except EPS           ------ ------ ------ ----  ----  ----
Net income:
  Before special items................... $341.2 $272.6 $227.7 4.5%  4.1%  4.1%
  As reported............................  341.2  260.4  192.4 4.5   3.9   3.4
Diluted earnings per share:
  Before special items...................   2.11   1.72   1.46
  As reported............................   2.11   1.64   1.23

  During fiscal 1999, the Company's net income margin improved to 4.5% from 3.9%. The improvement is primarily related to a reduction in depreciation and amortization as a percent of revenue, lower net interest and a lower tax rate. For 1998, the Company's net income margin improved to 3.9% from 3.4%. The net special items incurred during fiscal 1998 reduced net income by $12.2 million, principally related to the costs relating to the Company's response to a failed take-over attempt described above.

  Before special items, the net earnings margin was 4.1% for fiscal 1998 and 1997. Although the net earnings margin before special items for 1998 was the same as 1997, the Company registered an improvement in cost of services as a percent of revenue and a lower tax rate before special items.

Cash Flows

                                                                        Fiscal
                                         Fiscal 1999     Fiscal 1998     1997
                                        --------------- --------------- ------
                                                Percent         Percent
                                        Amount  Change  Amount  Change  Amount
   Dollars in millions                  ------  ------- ------  ------- ------
   Cash from operations................ $814.1     40%  $583.3     17 % $500.4
   Net cash used in investing.......... (705.1)    22   (577.1)   (14)  (676.5)
   Net cash provided by financing......  219.2     35    162.7     (7)   175.0
   Effect of exchange rate changes on
    cash and cash equivalents..........    (.3)           (4.9)           (2.1)
                                        ------          ------          ------
   Net increase (decrease) in cash and
    cash equivalents...................  327.9           164.0            (3.2)
   Cash at beginning of year...........  274.7           110.7           113.9
                                        ------          ------          ------
     Cash at end of year............... $602.6          $274.7          $110.7
                                        ======          ======          ======

  Historically, the majority of the Company's cash has been provided from operating activities. The increases in cash from operations during fiscal 1999 and 1998 are primarily due to higher earnings, non-cash charges (depreciation and amortization) and lower net income tax payments, partially offset by increased working capital requirements.

  The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding global commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company's investments also include several acquisitions during fiscal 1997 through 1999. The acquisitions, individually or collectively, were not material to the Company's consolidated financial statements.

  As described above, a majority of the Company's capital investments have been funded by cash from operations. During fiscal 1999 the Company issued $200 million of 6.25% notes due in 2009. Proceeds were used for general corporate purposes and, subsequent to year end, to repay the $150 million 6.80% notes due April 1999.

Liquidity and Capital Resources

  The balance of cash and cash equivalents was $602.6 million at April 2, 1999, $274.7 million at April 3, 1998 and $110.7 million at March 28, 1997. During this period, the Company's earnings have added substantially to equity. At the end of fiscal 1999, CSC's ratio of debt to total capitalization was 29.2%. Giving effect to the aforementioned April 1999 paydown of the $150 million notes, the ratio of debt to total capitalization was 25.9%.

                                                       1999     1998     1997
   Dollars in millions                               -------- -------- --------
   Debt............................................. $  990.8 $  765.0 $  660.8
   Equity...........................................  2,399.9  2,001.3  1,669.6
                                                     -------- -------- --------
   Total capitalization............................. $3,390.7 $2,766.3 $2,330.4
                                                     ======== ======== ========
   Debt to total capitalization.....................   29.2%    27.7%    28.4%

  During fiscal 1997, the Company increased its affiliates' credit agreement from $350 million to $490 million to provide stand-by support for commercial paper. $115 million was available for borrowing under this program, at the end of both fiscal 1999 and 1998.

  In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option (as described in Note 11 to the Company's consolidated financial statements).

Dividends and Redemption

  It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

  On February 27, 1998, the Board of Directors redeemed the stock purchase rights, which had been issued under the 1988 stockholder rights plan, for one sixth of one cent per right. The redemption was paid on April 13, 1998.

Year 2000 Readiness Disclosure

  Since its inception, CSC has dealt with ongoing significant changes in the information technology industry. As a result, resources are constantly being employed to modify, upgrade and enhance systems and infrastructure on behalf of clients and for internal needs. The Year 2000 issue represents another one of these changes. It is the result of computer systems that represent years as a two-digit rather than a four-digit field. Any of such systems that utilize date sensitive data may not properly recognize a date field of 00 as the year 2000, but as some other date, typically the year 1900. This could result in possible system failure, miscalculations, or data corruption, thereby affecting normal business activity.

  The Company has established a two-phase program to ensure that its proprietary products, internal computer systems and facilities are Year 2000 ready. In order to launch this program, monitor progress and coordinate the Company's Year 2000 activities, the Year 2000 Assurance Office was established with this charter and reports directly to the Chairman, President, and Chief Executive Officer. The initial phase, which included planning, inventory and assessment, has been completed for all of the Company's existing business. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be substantially completed during the Company's quarter ending October 1, 1999. A very small percentage of the final phase activities may not be completed by October 1, 1999, as certain clients have not yet upgraded applications for which they are responsible, thereby delaying their move from a non-year 2000 ready platform.

  The Company expects that its Year 2000 preparation efforts will not have a material effect on its overall financial position or results of operations. The Company currently estimates that the total fiscal 1999 and 2000 operating costs associated with making its proprietary products, internal systems and infrastructure Year 2000 ready, as well as estimates for contingency planning and monitoring, including the cost of Company personnel diverted to Year 2000 assignments, will total approximately $51 million, of which approximately $25 million had been incurred as of the end of fiscal 1999. In addition, the Company currently estimates that related capital expenditures for fiscal 1999 and 2000 will be approximately $13 million, of which approximately $8 million had been incurred as of the end of fiscal 1999. The Company's total current estimate for Year 2000 compliance has increased by approximately $7 million since the third quarter of fiscal 1999 due to revised remediation estimates in Australia, some clients scheduling system changes later than originally planned, and increased estimates for contingency and crisis management planning.

  Some of these capital expenditures represent equipment replacements that have been or will be accelerated due to Year 2000 issues. The operating costs described above are generally not incremental, but reflect the reallocation of existing resources. The Company has not deferred any significant information technology projects as a result of the Year 2000 efforts.

  As of the end of fiscal 1999, (a) the Company had completed approximately 78% of items it has identified as necessary to be Year 2000 ready, including activities to correct Year 2000 issues, contingency planning and ancillary efforts and (b) the Company had completed approximately 89% of items it has identified as necessary to correct critical Year 2000 items.

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

  The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 ready. By October 1, 1999, the Company expects to have identified and replaced any such suppliers that will not be Year 2000 ready. The Company is also contacting property owners to determine the readiness of its leased facilities with respect to facility infrastructure systems. As of the end of fiscal 1999, over 80% of the company's crucial suppliers, property owners, and landlords have been determined to have adequate programs in place to be Year 2000 ready before the end of 1999. Evaluation of the remaining 20% should be completed by October 1, 1999.

  In the opinion of the Company's management, the most reasonably likely worst case scenario includes the possibility that the Company and/or its crucial suppliers are unable to complete their Year 2000 readiness efforts prior to the onset of failures, the effects of which could have a material adverse impact on the Company's operations. The Company could also be impacted materially by any significant economic, financial market or infrastructure disruption attributable to the Year 2000 issue.

  The Company has developed initial drafts of Year 2000 transition, contingency and crisis management plans. Final drafts will be completed during the quarter ending October 1, 1999. These plans include the use of exercises and drills with various relevant scenarios. As a result of lessons learned from the exercises, the contingency plans may be modified. The Company has also established the infrastructure for a Year 2000 corporate command center that will be fully operational during November 1999. This command center will be linked to each business unit's Year 2000 crisis management center, which will be connected to internal and client-support help desks.

Euro Conversion

  On January 1, 1999 the euro currency was introduced in 11 of the 15 member countries in the European Union. Although euro notes and coins will not be available until the latter part of the transition period in 2002, the euro is traded on the currency exchanges and is available for non-cash transactions.

  The Company established a European steering group during 1997 to determine the Company's approach to the euro and to develop plans to ensure that customer expectations and statutory requirements are met. The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in euros and all European intercompany transactions since January 1 have been invoiced and settled in euros. The Company's European Group plans to implement infrastructure during calendar 1999 which will provide all the internal systems functionality required to deal with the euro during the transition period and thereafter. The transition period lasts until July 2002 when the national currencies will no longer be legal tender. The incremental system cost to CSC of introducing the euro will not be material.

  The Company does not believe that the introduction of the euro will negatively impact the enforceability of client contracts or require it to incur any material cost thereunder for which it will not be paid. CSC will continue to review the impact of the euro conversion during the transition period, but does not expect it to have a material impact on its overall financial position or results of operations.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In May 1999, the FASB proposed amending SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

  During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The Company will adopt this statement effective April 3, 1999. The adoption of this statement is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

  All statements contained in this annual report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company's expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

  The Company has fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings, fair value, or cash flows.

Foreign Currency

  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by ensuring costs to service contracts are incurred in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. If necessary, the Company may also use foreign currency forward contracts or options to hedge exposures arising from these transactions. The Company does not foresee changing its foreign currency exposure management strategy.

  During fiscal 1999, 36% of the Company's revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical ten-percent increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.6% or $277 million, while a hypothetical ten-percent decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.6% or $277 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. Dollar against all currencies in either direction would not have a material impact on the Company's net income.

  The Company's primary unhedged assets and liabilities consist of local currency cash balances and borrowings, respectively. At April 2, 1999, the Company had approximately $135 million of non-U.S. dollar denominated cash and short-term investments, and approximately $114 million of non-U.S. dollar borrowings.

Item 8. Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   20
Consolidated Statements of Income for the fiscal years ended April 2,
 1999, April 3, 1998, and March 28, 1997..................................   21
Consolidated Balance Sheets as of April 2, 1999 and April 3, 1998.........   22
Consolidated Statements of Cash Flows for the fiscal years ended April 2,
 1999, April 3, 1998, and March 28, 1997..................................   24
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 April 2, 1999, April 3, 1998 and March 28, 1997..........................   25
Notes to Consolidated Financial Statements................................   26
Quarterly Financial Information (Unaudited)...............................   44

                                   Schedule

Schedule VIII, Valuation and Qualifying Accounts..........................   50

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

           INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

  We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of April 2, 1999 and April 3, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 26, 1999

                         COMPUTER SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Fiscal Year Ended
                                             ----------------------------------
                                              April 2,    April 3,   March 28,
                                                1999        1998        1997
In thousands except per-share amounts        ----------  ----------  ----------
Revenues.................................... $7,659,965  $6,600,838  $5,616,048
                                             ----------  ----------  ----------

Costs of services...........................  5,973,837   5,149,218   4,413,173

Selling, general and administrative.........    695,828     602,708     485,113

Depreciation and amortization...............    445,035     386,854     333,247

Interest expense............................     48,496      50,951      40,268

Interest income.............................    (14,588)     (8,855)     (7,995)

Special charges (note 2)....................                229,093      48,929
                                             ----------  ----------  ----------

Total costs and expenses....................  7,148,608   6,409,969   5,312,735
                                             ----------  ----------  ----------

Income before taxes.........................    511,357     190,869     303,313

Taxes on income (notes 2 and 3).............    170,200     (69,500)    110,900
                                             ----------  ----------  ----------

Net income.................................. $  341,157  $  260,369  $  192,413
                                             ==========  ==========  ==========

Earnings per common share:

  Basic..................................... $     2.16  $     1.68  $     1.27
                                             ==========  ==========  ==========

  Diluted................................... $     2.11  $     1.64  $     1.23
                                             ==========  ==========  ==========




                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           April 2,   April 3,
                                                             1999       1998
In thousands                                              ---------- ----------
Current assets:
  Cash and cash equivalents.............................. $  602,593 $  274,688
  Receivables, net of allowance for doubtful accounts of
   $80,607 (1999) and $75,373 (1998) (notes 4 and 10)....  1,777,262  1,456,330
  Prepaid expenses and other current assets..............    289,130    251,618
                                                          ---------- ----------
    Total current assets.................................  2,668,985  1,982,636
                                                          ---------- ----------
Investments and other assets:
  Software, net of accumulated amortization of $158,906
   (1999) and $120,675 (1998)............................    168,237    125,430
  Excess of cost of businesses acquired over related net
   assets, net of accumulated amortization of $112,292
   (1999) and $90,007 (1998).............................    653,034    538,408
  Other assets...........................................    430,578    443,128
                                                          ---------- ----------
    Total investments and other assets...................  1,251,849  1,106,966
                                                          ---------- ----------
Property and equipment--at cost (note 5):
  Land, buildings and leasehold improvements.............    364,168    301,437
  Computers and related equipment........................  1,757,822  1,490,765
  Furniture and other equipment..........................    191,454    152,597
                                                          ---------- ----------
                                                           2,313,444  1,944,799
  Less accumulated depreciation and amortization.........  1,226,569    987,606
                                                          ---------- ----------
    Property and equipment, net..........................  1,086,875    957,193
                                                          ---------- ----------
                                                          $5,007,709 $4,046,795
                                                          ========== ==========


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           April 2,    April 3,
                                                             1999        1998
In thousands except shares                                ----------  ----------
Current liabilities:
  Short-term debt and current maturities of long-term
   debt (note 5)......................................... $  592,942  $   28,921
  Accounts payable.......................................    374,978     317,787
  Accrued payroll and related costs (note 6).............    386,788     299,062
  Other accrued expenses.................................    459,821     403,860
  Deferred revenue.......................................    137,378     127,337
  Federal, state and foreign income taxes (note 3).......    129,505      37,849
                                                          ----------  ----------
    Total current liabilities............................  2,081,412   1,214,816
                                                          ----------  ----------
Long-term debt, net of current maturities (note 5).......    397,860     736,054
                                                          ----------  ----------
Other long-term liabilities (note 6).....................    128,583      94,650
                                                          ----------  ----------
Commitments and contingencies (notes 6 and 7)
Stockholders' equity (notes 5, 8 and 9)
  Preferred stock, par value $1 per share; authorized
   1,000,000 shares;
   none issued...........................................
  Common stock, par value $1 per share; authorized
   275,000,000 shares;
   issued 159,510,065 (1999) and 157,324,565 (1998)......    159,510     157,325
  Additional paid-in capital.............................    730,238     660,971
  Earnings retained for use in business..................  1,578,125   1,236,968
  Accumulated other comprehensive income (loss)..........    (53,235)    (39,691)
                                                          ----------  ----------
                                                           2,414,638   2,015,573
  Less common stock in treasury, at cost, 369,607 shares
   (1999) and 346,170 shares (1998)......................    (14,413)    (13,029)
  Unearned restricted stock and other (note 8)...........       (371)     (1,269)
                                                          ----------  ----------
    Stockholders' equity, net............................  2,399,854   2,001,275
                                                          ----------  ----------
                                                          $5,007,709  $4,046,795
                                                          ==========  ==========


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Fiscal Year Ended
                                                  -------------------------------
                                                  April 2,   April 3,   March 28,
In thousands, increase (decrease) in cash and       1999       1998       1997
cash equivalents                                  ---------  ---------  ---------
Cash flows from operating activities:
 Net income...................................... $ 341,157  $ 260,369  $ 192,413
 Adjustments to reconcile net income to net cash
  provided:
  Depreciation and amortization..................   445,035    386,854    333,247
  Deferred taxes.................................    91,243    (94,473)     5,121
  Special items, net of tax......................               97,870     11,884
  Provision for losses on accounts receivable....     8,818     20,058     33,501
  Changes in assets and liabilities, net of
   effects of acquisitions:
    Increase in receivables......................  (249,028)  (221,974)  (164,184)
    Increase in prepaid expenses.................    (8,674)   (86,815)   (39,692)
    Increase in accounts payable and accruals....    71,043    109,575     97,294
    Increase in income taxes payable.............    96,340     98,156     23,907
    Increase (decrease) in deferred revenue......    10,042     13,817     (3,304)
    Other changes, net...........................     8,086       (133)    10,235
                                                  ---------  ---------  ---------
  Net cash provided by operating activities......   814,062    583,304    500,422
                                                  ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment............  (425,716)  (349,316)  (322,434)
  Outsourcing contracts..........................   (85,286)  (145,974)  (102,508)
  Acquisitions, net of cash acquired.............  (156,965)  (103,269)  (176,693)
  Dispositions...................................    37,947     75,827      6,229
  Software.......................................   (86,835)   (64,052)   (77,227)
  Other investing cash flows, net................    11,785      9,663     (3,900)
                                                  ---------  ---------  ---------
  Net cash used in investing activities..........  (705,070)  (577,121)  (676,533)
                                                  ---------  ---------  ---------
Cash flows from financing activities:
  Net (repayment) borrowing of commercial paper..       (42)    77,953     50,188
  Borrowings under lines of credit...............    40,440     61,281     48,180
  Repayment of borrowings under lines of credit..   (34,679)   (73,022)   (99,283)
  Proceeds from term debt issuance...............   200,000     32,568    150,000
  Principal payments on long-term debt...........   (34,804)   (10,959)   (29,843)
  Proceeds from stock option transactions........    45,109     61,488     42,869
  Other financing cash flows.....................     3,190     13,356     12,964
                                                  ---------  ---------  ---------
  Net cash provided by financing activities......   219,214    162,665    175,075
                                                  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents.....................................      (301)    (4,886)    (2,111)
                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.....................................   327,905    163,962     (3,147)
Cash and cash equivalents at beginning of year...   274,688    110,726    113,873
                                                  ---------  ---------  ---------
Cash and cash equivalents at end of year......... $ 602,593  $ 274,688  $ 110,726
                                                  =========  =========  =========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Earnings    Accumulated             Unearned
                             Common Stock       Additional  Retained       Other      Common   Restricted
                         ---------------------   Paid-In   for Use in  Comprehensive Stock in  Stock and
In thousands except        Shares      Amount    Capital    Business   Income (Loss) Treasury    Other      Total
shares                   -----------  --------  ---------- ----------  ------------- --------  ---------- ----------
Balance at March 29,
 1996...................  75,428,622  $ 75,429   $506,569  $  862,770    $ (7,214)   $(10,488)  $(6,953)  $1,420,113
Comprehensive income:
Net income..............                                      192,413                                        192,413
Currency translation
 adjustment.............                                                   (7,182)                            (7,182)
Unfunded pension
 obligation.............                                                     (229)                              (229)
                                                                                                          ----------
 Comprehensive income...                                                                                     185,002
                                                                                                          ----------
Stock option
 transactions...........   1,501,214     1,501     63,240                              (1,494)   (1,125)      62,122
Amortization and
 forfeitures of
 restricted stock.......      (5,000)       (5)       (90)                                          813          718
Repayment of notes......                                                                          1,605        1,605
                         -----------  --------   --------  ----------    --------    --------   -------   ----------
Balance at March 28,
 1997...................  76,924,836    76,925    569,719   1,055,183     (14,625)    (11,982)   (5,660)   1,669,560
Comprehensive income:
Net income..............                                      260,369                                        260,369
Currency translation
 adjustment.............                                                  (23,287)                           (23,287)
Unfunded pension
 obligation.............                                       (1,779)                                        (1,779)
                                                                                                          ----------
 Comprehensive income...                                                                                     235,303
                                                                                                          ----------
Stock option
 transactions...........   2,077,103     2,077     91,252                              (1,047)                92,282
Amortization and
 forfeitures of
 restricted stock.......                                                                            109          109
Repayment of notes......                                                                          4,282        4,282
Effect of two-for-one
 stock split............  78,322,626    78,323                (78,323)
Stock purchase rights
 redemption.............                                         (261)                                          (261)
                         -----------  --------   --------  ----------    --------    --------   -------   ----------
Balance at April 3,
 1998................... 157,324,565   157,325    660,971   1,236,968     (39,691)    (13,029)   (1,269)   2,001,275
Comprehensive income:
Net income..............                                      341,157                                        341,157
Currency translation
 adjustment.............                                                  (12,860)                           (12,860)
Unfunded pension
 obligation.............                                                     (684)                              (684)
                                                                                                          ----------
 Comprehensive income...                                                                                     327,613
                                                                                                          ----------
Stock option
 transactions...........   2,185,500     2,185     69,267                              (1,384)                70,068
Amortization and
 forfeitures of
 restricted stock.......                                                                            893          893
Repayment of notes......                                                                              5            5
                         -----------  --------   --------  ----------    --------    --------   -------   ----------
Balance at April 2,
 1999................... 159,510,065  $159,510   $730,238  $1,578,125    $(53,235)   $(14,413)  $  (371)  $2,399,854
                         ===========  ========   ========  ==========    ========    ========   =======   ==========


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

Business Combination

  CSC acquired The Continuum Company, Inc. ("Continuum") on August 1, 1996. Upon consummation of the merger, Continuum became a wholly owned subsidiary of the Company. Each outstanding share of Continuum common stock was converted into 1.58 shares of common stock of the Company and each outstanding option to purchase shares of Continuum common stock was converted into an option to purchase 1.58 shares of CSC common stock. The acquisition has been accounted for as a pooling of interests, and previously reported consolidated financial statements of the Company for periods ended prior to August 1, 1996 have been restated to include the financial position and results of operations of Continuum.

Other Acquisitions

  During the three years ended April 2, 1999, the Company made a number of acquisitions in addition to the one described above which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $231,367, $61,460 and $199,302; and assumed liabilities of $191,911,
$47,632 and $125,511 for fiscal 1999, 1998 and 1997 respectively. The excess of cost of businesses acquired over related net assets was $152,294, $89,028 and $139,504 for the three fiscal years ended 1999.

Income Recognition

  The Company provides services under time and materials, level of effort, cost-based and fixed-price contracts. For time and materials and level of effort types of contracts, income is recorded as the costs are incurred, income being the difference between such costs and the agreed-upon billing amounts. For cost-based contracts, income is recorded by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. For fixed-price contracts, income is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on long-term contracts are recognized during the period in which the loss is determined.

  Revenues from certain information processing services are recorded at the time the service is utilized by the customer. Revenues from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is part of the transaction, such revenues are recognized over the period of delivery.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 1--Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

  The Company's depreciation and amortization policies are as follows:

     Property and Equipment:
       Buildings.......................... 10 to 40 years
       Computers and related equipment.... 3 to 10 years
       Furniture and other equipment...... 2 to 10 years
       Leasehold improvements............. Shorter of lease term or useful life
     Investments and Other Assets:
       Software........................... 2 to 10 years
       Credit information files........... 10 to 20 years
       Excess of cost of businesses
        acquired over related net assets.. Up to 40 years
       Deferred contract costs............ Contract life

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

  Included in software are unamortized capitalized software development costs of $122,208 and $76,969 as of April 2, 1999 and April 3, 1998, respectively. The related amortization expense was $22,378, $17,358 and $20,073 for the three fiscal years ended April 2, 1999.

  Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $92,717 and $102,723 for fiscal 1999 and 1998, respectively. The related amortization expense was $18,408, $15,371 and $12,112 for the three fiscal years ended April 2, 1999.

  The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

Cash Flows

  Cash payments for interest on indebtedness and cash (refunds)/payments for taxes on income are as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                         1999     1998    1997
                                                       --------  ------- -------
     Interest......................................... $ 45,327  $50,909 $37,910
     Taxes on income..................................  (31,041)  30,613  63,899

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

Stock Split

  All historical weighted average and per share amounts in the Consolidated Statements of Income have been restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid on March 23, 1998. The Consolidated Balance Sheets and the Consolidated Statements of Stockholders' Equity reflect the actual number and par value of the issued and outstanding shares for each of the fiscal periods presented. The Consolidated Statements of Stockholders' Equity reflects the actual stock dividend in the period paid.

Earnings per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

  Basic and diluted earnings per share are calculated as follows:

                                                            Fiscal Year
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Net income for basic and diluted EPS............. $341,157 $260,369 $192,413
                                                     ======== ======== ========
   Common share information (in thousands)
     Average common shares outstanding for basic
      EPS...........................................  158,213  155,125  151,895
     Dilutive effect of stock options...............    3,736    3,401    4,499
                                                     -------- -------- --------
     Shares for diluted EPS.........................  161,949  158,526  156,394
                                                     ======== ======== ========
   Basic EPS........................................ $   2.16 $   1.68 $   1.27
   Diluted EPS......................................     2.11     1.64     1.23

  The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 88,451, 95,310 and 249,813 for the year ended April 2, 1999, April 3, 1998 and March 28, 1997, respectively.

Recent Accounting Pronouncements

  During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 1--Summary of Significant Accounting Policies (continued)

Information" and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." The adoption of these standards expanded or modified disclosures but had no impact on consolidated financial position, results of operations or cash flows. The Company also adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides further guidance on recognizing revenue from sales of proprietary software. The adoption of SOP 97-2 had no material impact on consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In May 1999, the FASB proposed amending SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

  During 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The Company will adopt this statement effective April 3, 1999. The adoption of this statement is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

Reclassifications

  Certain reclassifications have been made to the prior years' financial statements in order to conform to the current presentation.

Note 2--Special Items

  There were no special items during fiscal 1999.

  Special items in fiscal 1998 represent costs, expenses and benefits associated with developments at CSC Enterprises and the Company's response to a failed take-over attempt.

  During the first quarter of fiscal 1998, CSC recorded a net special credit of $1,707, or 1 cent per share, at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135,000 and an after-tax special charge of $133,293 ($208,393 before tax). During the fiscal quarter ended June 27, 1997, several partners withdrew from CSC Enterprises. These withdrawals caused CSC Enterprises to take actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase from the previous tax basis resulted in a deferred tax asset of $135,000 and a corresponding reduction of CSC's provision for income taxes during the quarter ended June 27, 1997. The tax basis increase is temporary and will be realized over time through an increase in depreciation and amortization expense for income tax purposes. In connection with the partner withdrawals and related developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, certain offerings and assets were eliminated, primarily within its telecommunications operations. As a result of these plans, CSC recognized a pre-tax special charge of $208,393 ($133,293 after tax). This special charge included goodwill write-offs of $56,300 ($35,000 after tax),

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 2--Special Items (continued)

contract termination costs of $54,300 ($34,000 after tax), deferred contract costs and other assets of $33,093 ($20,493 after tax), telecommunications software and accruals of $35,800 ($22,300 after tax), telecommunications property, equipment and intangible assets of $18,900 ($11,700 after tax) and other non-deductible costs of $10,000.

  During the fourth quarter of fiscal 1998, the Company recorded a before-tax special charge of $20,700, or 9 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14,400 for investment banking expenses and $6,300 for other expenses such as legal costs, public relations and shareholder communications.

  The fiscal 1997 special charge represents costs and expenses related to the August 1, 1996, acquisition of Continuum. The amount of the charge, net of income tax benefits on the tax deductible portion, is $35,280, or 23 cents per share. The charge is composed of $11,040 for investment banking and other merger expenses; $11,785 related to the write-off of certain capitalized software, other assets and intangibles; and $26,104 related to the elimination of duplicate data processing facilities, employee severance costs and contract termination costs.

Note 3--Income Taxes

  The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                            Fiscal Year
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Domestic entities................................ $357,090 $ 96,438 $270,353
   Entities outside the United States...............  154,267   94,431   32,960
                                                     -------- -------- --------
                                                     $511,357 $190,869 $303,313
                                                     ======== ======== ========

  The provisions (credits) for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                           Fiscal Year
                                                    ---------------------------
                                                      1999     1998      1997
                                                    -------- --------  --------
   Current portion:
     Federal....................................... $ 29,306 $(12,275) $ 83,185
     State.........................................    5,289   (2,051)   12,065
     Foreign.......................................   44,362   39,299    10,529
                                                    -------- --------  --------
                                                      78,957   24,973   105,779
                                                    -------- --------  --------
   Deferred portion:
     Federal.......................................   78,930  (82,170)    3,566
     State.........................................   10,820   (8,812)      664
     Foreign.......................................    1,493   (3,491)      891
                                                    -------- --------  --------
                                                      91,243  (94,473)    5,121
                                                    -------- --------  --------
   Total provision (credit) for taxes.............. $170,200 $(69,500) $110,900
                                                    ======== ========  ========

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

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                               Fiscal Year
                                                             ------------------
                                                             1999  1998    1997
                                                             ----  -----   ----
   Statutory rate........................................... 35.0%  35.0%  35.0%
   State income tax, less effect of federal deduction.......  2.1    2.2    2.8
   Goodwill amortization....................................   .3     .4     .6
   Utilization of tax credits/losses........................ (3.3)  (2.2)  (1.9)
   Special items............................................       (71.5)   1.2
   Other....................................................  (.8)   (.3)  (1.1)
                                                             ----  -----   ----
   Effective tax rate....................................... 33.3% (36.4)% 36.6%
                                                             ====  =====   ====

  The fiscal 1998 special items percentage relates principally to the $135,000 tax benefit described in Note 2. The fiscal 1997 special items percentage is the result of non-deductible acquisition-related costs.

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                           April 2,   April 3,
                                                             1999       1998
                                                           ---------  --------
   Deferred tax assets (liabilities)
     Deferred income...................................... $   7,816  $  1,457
     Employee benefits....................................    18,846    (1,421)
     Provisions for contract settlement...................     1,086     4,121
     Currency exchange....................................    23,765    18,909
     Other assets.........................................    17,037    22,438
     Contract accounting..................................  (111,537) (109,343)
     Depreciation and amortization........................   (50,922)   54,420
     Prepayments..........................................   (79,676)  (41,083)
     Tax loss/credit carryforwards........................    37,351    20,231
     Other assets (liabilities)...........................    13,722      (998)
                                                           ---------  --------
   Total deferred taxes................................... $(122,512) $(31,269)
                                                           =========  ========

  Of the above deferred amounts, $127,576 and $111,277 are included in current income taxes at April 2, 1999 and April 3, 1998, respectively.

  The Internal Revenue Service ("IRS") has completed its examination of the Company's consolidated federal income tax returns for fiscal years 1987 through 1991. The results did not have a material effect on the Company's financial position or results of operations. The IRS has substantially completed its examination of the Company's federal income tax returns for fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company's financial position or results of operations.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 4--Receivables

  Receivables consist of the following:

                                                            April 2,   April 3,
                                                              1999       1998
                                                           ---------- ----------
     Billed trade accounts................................ $1,329,487 $1,043,703
     Recoverable amounts under contracts in progress......    414,321    366,778
     Other receivables....................................     33,454     45,849
                                                           ---------- ----------
                                                           $1,777,262 $1,456,330
                                                           ========== ==========

  Recoverable amounts under contracts in progress generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. The balance at April 2, 1999 is expected to be collected during fiscal 2000 except for $80,835 to be collected during fiscal 2001 and thereafter.

Note 5--Debt

Short-term

  At April 2, 1999, the Company had an uncommitted line of credit of $45,000 with a domestic bank. As of April 2, 1999, the Company had no borrowings outstanding under this line of credit.

  At April 2, 1999, the Company had uncommitted lines of credit of $171,202 with certain foreign banks. As of April 2, 1999, the Company had $46,452 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 3.9% and 4.7% at April 2, 1999, and April 3, 1998, respectively.

  The Company also had outstanding borrowings of $4,988 with a foreign bank as of April 2, 1999. The interest rate on these borrowings was 3.95%.

  At April 2, 1999, the Company had $374,981 of commercial paper outstanding. The weighted average interest rate on the Company's commercial paper was 4.9% and 5.5% at April 2, 1999 and April 3, 1998, respectively.

  The Company's commercial paper is backed by a $490,000 multi-year committed credit facility which expires on September 15, 1999. The classification of the Company's outstanding commercial paper is determined by the expiration date of this credit facility. In previous years, commercial paper outstanding at year-end was classified as long-term debt because the facility had more than one year before its expiration. At April 2, 1999, commercial paper was classified as short-term debt. The Company intends to replace the credit facility prior to expiration.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 5--Debt (continued)

Long-term

                                                              April 2, April 3,
                                                                1999     1998
                                                              -------- --------
     Commercial paper........................................          $375,023
     6.80% notes, due April 1999............................. $150,000  150,000
     6.50% notes, due November 2001..........................  150,000  150,000
     6.25% notes, due March 2009.............................  200,000
     Capitalized lease liabilities, at varying interest
      rates, payable in monthly installments through fiscal
      2002...................................................   11,425   21,603
     Notes payable, at varying interest rates (from 3.5% to
      6.0%) through fiscal 2005..............................   52,956   61,239
                                                              -------- --------
     Total long-term debt....................................  564,381  757,865
     Less current maturities.................................  166,521   21,811
                                                              -------- --------
                                                              $397,860 $736,054
                                                              ======== ========

  During fiscal 1999 the Company issued $200,000 of 6.25% notes due in March 2009. Proceeds were used for general corporate purposes and, subsequent to year end, to repay the $150,000 6.80% notes due April 1999.

  Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $20,030 (1999) and $18,895 (1998), less accumulated amortization of $9,892 and $5,378, respectively.

  Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $1,189,000 of retained earnings was available for cash dividends at April 2, 1999.

  The carrying value of the Company's long-term debt is $564,381 at April 2, 1999, as shown above. The corresponding fair value approximates the carrying value using the current interest rates available to the Company for debt of the same remaining maturities.

  Maturities of long-term debt by fiscal year are $166,521 (2000), $24,539
(2001), $155,842 (2002), $3,672 (2003), $499 (2004) and $213,308 thereafter.

Note 6--Pension and Other Postretirement Benefit Plans

  The Company and its subsidiaries have several pension and postretirement healthcare and life insurance benefit plans, as described below.

  A contributory, defined benefit pension plan is generally available to U.S. employees. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified, noncontributory pension plan. The Company provides healthcare and life insurance retirement benefits for certain U.S. employees, generally for those employed prior to August 1992. Most non-U.S. employees are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 6--Pension and Other Postretirement Benefit Plans (continued)

  Net periodic cost for U.S. and non-U.S. pension and other benefit plans included the following components:

                                                          Fiscal Year
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
     Pensions
     Service cost................................. $ 68,199  $ 54,629  $ 42,831
     Interest cost................................   63,050    50,469    36,553
     Expected return on plan assets...............  (71,438)  (54,314)  (39,630)
     Amortization of transition obligation........      482       280      (320)
     Amortization of prior service costs..........    2,829     2,830     1,703
     Recognized actuarial loss....................    1,326       965       999
                                                   --------  --------  --------
     Net periodic pension cost.................... $ 64,448  $ 54,859  $ 42,136
                                                   ========  ========  ========
     Other Postretirement Benefits
     Service cost................................. $    819  $    662  $    865
     Interest cost................................    3,384     3,044     3,031
     Expected return on plan assets...............   (1,698)     (944)     (590)
     Amortization of transition obligation........    1,633     1,633     1,633
     Amortization of prior service cost...........      490       490        36
     Recognized actuarial gain....................     (292)     (389)      (44)
                                                   --------  --------  --------
     Net provision for postretirement benefits.... $  4,336  $  4,496  $  4,931
                                                   ========  ========  ========

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 6--Pension and Other Postretirement Benefit Plans (continued)

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the fiscal years ended April 2, 1999 and April 3, 1998, and a statement of the funded status at April 2, 1999 and April 3, 1998:

                                                                 Other
                                                            Postretirement
                                          Pensions             Benefits
                                     --------------------  ------------------
                                        1999       1998      1999      1998
                                     ----------  --------  --------  --------
Change in benefit obligation:
Benefit obligation at beginning of
 year............................... $  912,984  $655,536  $ 47,826  $ 36,929
Service cost........................     68,199    54,629       819       662
Interest cost.......................     63,050    50,469     3,384     3,044
Plan participants' contributions....     30,119    34,301       943       962
Amendments..........................     13,476    71,133               4,742
Actuarial loss (gain)...............     65,012    73,652    (5,815)    4,254
Benefits paid.......................    (36,212)  (27,807)   (2,632)   (2,767)
Foreign currency exchange rate
 changes............................     (8,034)    1,071
                                     ----------  --------  --------  --------
Benefit obligation at end of year... $1,108,594  $912,984  $ 44,525  $ 47,826
                                     ==========  ========  ========  ========
Change in plan assets:
Fair value of plan assets at
 beginning of year.................. $  902,162  $731,495  $ 19,934  $ 12,586
Actual return on plan assets........    122,743    66,650     3,830     3,543
Employer contributions..............     65,539    35,455     5,654     5,987
Plan participants' contributions....     30,119    34,301       943       962
Asset transfers.....................     14,086    66,694
Benefits paid.......................    (36,212)  (27,807)   (2,632)   (2,767)
Foreign currency exchange rate
 changes............................          7    (4,626)
                                     ----------  --------  --------  --------
Fair value of plan assets at end of
 year............................... $1,098,444  $902,162  $ 27,729  $ 20,311
                                     ==========  ========  ========  ========
Reconciliation of funded status to
 net amount recorded:
Funded status....................... $  (10,150) $(10,822) $(16,796) $(27,515)
Unrecognized actuarial loss (gain)..    (49,644)  (54,547)  (15,672)   (7,481)
Unrecognized transition obligation..      5,314     5,245    22,093    23,726
Unrecognized prior service cost.....     20,637    22,826     4,712     4,900
Contribution in fourth fiscal
 quarter............................      2,500     2,560
                                     ----------  --------  --------  --------
Net amount recorded................. $  (31,343) $(34,738) $ (5,663) $ (6,370)
                                     ==========  ========  ========  ========

  Plan assets include equity and fixed income securities and short-term investments. Pension plan assets also include real estate investments and insurance contracts.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 6--Pension and Other Postretirement Benefit Plans (continued)

  The following table provides the amounts recorded in the Company's consolidated balance sheets:

                                                                   Other
                                                              Postretirement
                                              Pensions           Benefits
                                          ------------------  ----------------
                                          April 2,  April 3,   April    April
                                            1999      1998    2, 1999  3, 1998
                                          --------  --------  -------  -------
     Prepaid benefit cost................ $ 14,074  $ 10,289
     Accrued benefit liability...........  (54,279)  (53,802) $(5,663) $(6,370)
     Intangible asset....................    2,301     3,266
     Accumulated other comprehensive
      income.............................    6,561     5,509
                                          --------  --------  -------  -------
     Net amount recorded................. $(31,343) $(34,738) $(5,663) $(6,370)
                                          ========  ========  =======  =======

  The following table lists selected information for the pension plans with accumulated benefit obligations in excess of plan assets as of April 2, 1999 and April 3, 1998. The fair value of plan assets shown for fiscal 1998 represents two plans which became fully funded in fiscal 1999. The reported amounts for fiscal 1999 consist only of plans with no assets.

                                                                 April   April
                                                                2, 1999 3, 1998
                                                                ------- -------
     Projected benefit obligation.............................. $39,139 $92,594
     Accumulated benefit obligation............................  35,054  84,741
     Fair value of plan assets.................................       0  53,826

  Weighted average assumptions used in the accounting for the Company's plans were:

                                                                Fiscal Year
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
     Discount or settlement rates............................. 6.7%  7.1%  7.6%
     Rates of increase in compensation levels................. 5.0   5.2   5.7
     Expected long-term rates of return on assets............. 8.1   8.3   8.6

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 2, 1999, plan assets included 5,878,348 shares of the Company's common stock. During fiscal 1999, 1998 and 1997, the Company contributed $41,367, $35,216 and $29,772, respectively.

  The assumed healthcare cost trend rate used in measuring the expected benefit obligation was 7.5% for fiscal 1999, declining to 5.0% for 2004 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                              One Percentage
                                                                   Point
                                                             -----------------
                                                             Increase Decrease
                                                             -------- --------
   Effect on accumulated postretirement benefit obligation
    as of April 2, 1999.....................................  $5,835  $(3,522)
   Effect on net periodic postretirement benefit cost for
    fiscal 1999.............................................  $  643  $  (356)

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 7--Commitments and Contingencies

Commitments

  The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $180,783 (1999), $162,795
(1998) and $162,777 (1997).

  Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 2, 1999 are as follows:

     Fiscal Year                                           Real Estate Equipment
     -----------                                           ----------- ---------
     2000.................................................  $102,718   $ 57,174
     2001.................................................    90,325     22,818
     2002.................................................    76,672     10,408
     2003.................................................    58,477      5,761
     2004.................................................    46,332      2,486
     Thereafter...........................................   101,128      3,094
                                                            --------   --------
                                                            $475,652   $101,741
                                                            ========   ========

  DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the three fiscal years ended April 2, 1999, the Company incurred aggregate expenses of $27,065, $27,271 and $22,788, respectively, related thereto, which are included in costs of services.

Contingencies

  The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's customer base includes Fortune 500 companies, the U.S. Federal government and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company's customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

  The Company is currently party to a number of disputes which involve or may involve litigation. It is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's consolidated financial statements.

Note 8--Stock Incentive Plans

  Stock Options. The Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee. At April 2, 1999, April 3, 1998 and March 28, 1997, 9,897,768, 1,938,838 and
4,588,930 shares, respectively, of CSC common stock were available for the grant to employees of future stock options, restricted stock or other stock-based incentives.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 8--Stock Incentive Plans (continued)

  Information concerning stock options granted under stock incentive plans is as follows:

                                                 Fiscal Year
                         --------------------------------------------------------------
                                1999                 1998                 1997
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                         Number of   Exercise Number of   Exercise Number of   Exercise
                           Shares     Price     Shares     Price     Shares     Price
                         ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning
 of year................ 11,846,858   $25.48  13,157,762   $20.23  13,972,880   $15.45
Granted.................  2,095,750    54.80   3,285,950    35.36   3,148,736    34.74
Exercised............... (2,185,600)   21.51  (3,820,152)   15.20  (2,918,180)   12.77
Canceled................ (1,075,592)   32.26    (776,702)   28.83  (1,045,674)   20.90
                         ----------           ----------           ----------
Outstanding, end of
 year................... 10,681,416    31.35  11,846,858    25.48  13,157,762    20.23
                         ==========           ==========           ==========
Exercisable, end of
 year...................  4,360,449   $19.47   4,261,089   $16.21   5,412,886   $13.79
                         ==========           ==========           ==========

                                               April 2, 1999
                           -----------------------------------------------------
                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                                 Weighted
                                       Weighted   Average               Weighted
                                       Average   Remaining              Average
Range of Option Exercise     Number    Exercise Contractual   Number    Exercise
Price                      Outstanding  Price      Life     Exercisable  Price
------------------------   ----------- -------- ----------- ----------- --------
  $ .17-$19.00............  2,752,600   $11.79      3.6      2,530,645   $11.42
   19.63-33.94............  3,623,810    29.71      7.2      1,135,272    26.95
   34.00-53.13............  3,850,006    43.40      8.2        694,532    36.60
   53.25-72.94............    455,000    60.81      9.5           None      N/A

  The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Compensation cost recognized with respect to stock options was $300, $377 and $442 for fiscal 1999, 1998 and 1997, respectively.

  Restricted Stock. Restricted stock awards consist of shares of common stock of the Company sold at par value ($1 per share). Upon sale to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

  The restrictions on shares of Continuum restricted stock lapse ratably on the first five anniversaries of the date of sale. The restrictions on shares of CSC restricted stock (other than Continuum restricted stock) generally lapse on the fifth, sixth and seventh anniversaries of the date of sale.

  At April 2, 1999, April 3, 1998 and March 28, 1997, 66,304, 165,302 and
296,482 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

  The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the date of sale to the employee over the sales price, and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $411, $645 and $742 during fiscal 1999, 1998 and 1997, respectively.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 8--Stock Incentive Plans (continued)

  Restricted Stock Units. During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors. As of April 2, 1999 and April 3, 1998, 22,488 restricted stock units ("RSUs") had been awarded to nonemployee directors under this plan and were outstanding on that date.

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

  At April 2, 1999 and April 3, 1998, 8,778 Accrued Benefit RSUs and 13,710 Future Benefit RSUs were outstanding, and 77,512 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

  The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized, in the case of Future Benefit RSUs, over the vesting period. Compensation cost recognized with respect to RSUs was $109 for fiscal 1999.

  Pro Forma Information. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

                                                    Fiscal Year
                         -----------------------------------------------------------------
                                 1999                  1998                  1997
                         --------------------- --------------------- ---------------------
                         As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                         ----------- --------- ----------- --------- ----------- ---------
Net income..............  $341,157   $325,027   $260,369   $246,161   $192,413   $182,649
Basic earnings per
 share..................      2.16       2.05       1.68       1.59       1.27       1.20
Diluted earnings per
 share..................      2.11       2.01       1.64       1.55       1.23       1.17

  The weighted average fair values of stock awards granted during fiscal 1999, 1998 and 1997 were $19.12, $12.08 and $11.53, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.48%, 6.43% and 6.55%; expected volatility of 32%, 28% and 26%; and expected lives of 5.96, 6.06 and 5.75 years.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 9--Stockholder Purchase Rights Plan

  On December 21, 1988, the Company adopted a stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. On February 27, 1998, the Company's Board of Directors redeemed these rights for one sixth of one cent per right. The redemption price was paid on April 13, 1998, to the holders of record of rights as of the close of business on March 30, 1998.

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

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 10--Segment and Geographic Information

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

  All of the Company's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Although the Company presents estimates of revenue by business service and geography, the Company's expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company's reportable operating segments consist of the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenue reported below will not agree to U.S. Federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended April 2, 1999, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

                                        Global      U.S.
                                      Commercial  Federal
                                        Sector     Sector   Corporate    Total
                                      ---------- ---------- ---------  ----------
   1999
     Revenues.......................  $5,824,427 $1,835,017 $    521   $7,659,965
     Earnings (loss) before interest
      and taxes.....................     452,751    109,157  (16,643)     545,265
     Depreciation and amortization..     411,697     25,132    8,206      445,035
     Assets.........................   3,877,832    665,894  463,983    5,007,709
     Capital expenditures for long-
      lived assets..................     559,080     17,343   21,414      597,837
   1998
     Revenues.......................  $4,934,269 $1,666,448 $    121   $6,600,838
     Earnings (loss) before interest
      and taxes.....................     392,120     93,734  (23,796)     462,058
     Depreciation and amortization..     355,639     25,629    5,586      386,854
     Assets.........................   3,096,610    586,801  363,384    4,046,795
     Capital expenditures for long-
      lived assets..................     488,444     19,644   51,254      559,342
   1997
     Revenues.......................  $3,929,959 $1,685,903 $    186   $5,616,048
     Earnings (loss) before interest
      and taxes.....................     281,483    104,965   (1,933)     384,515
     Depreciation and amortization..     305,643     24,417    3,187      333,247
     Assets.........................   2,802,993    513,531  176,563    3,493,087
     Capital expenditures for long-
      lived assets..................     459,651     17,547   24,971      502,169

  A reconciliation of earnings before interest and taxes to income before taxes is as follows:

                                                          Fiscal Year
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
     Earnings before interest and taxes........... $545,265  $462,058  $384,515
     Interest expense.............................  (48,496)  (50,951)  (40,268)
     Interest income..............................   14,588     8,855     7,995
     Special charges..............................           (229,093)  (48,929)
                                                   --------  --------  --------
       Total...................................... $511,357  $190,869  $303,313
                                                   ========  ========  ========

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 10--Segment and Geographic Information (continued)

  Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended April 2, 1999 is as follows:

                                                    Fiscal Year
                         -----------------------------------------------------------------
                                 1999                  1998                  1997
                         --------------------- --------------------- ---------------------
                                     Property              Property              Property
                                       and                   and                   and
                                    Equipment,            Equipment,            Equipment,
                          Revenues     Net      Revenues     Net      Revenues     Net
                         ---------- ---------- ---------- ---------- ---------- ----------
United States........... $4,893,730 $  722,859 $4,406,236  $691,472  $3,795,361  $648,730
Europe:
  United Kingdom........  1,134,923    130,577    929,717   136,062     749,203   140,982
  Other Europe..........  1,115,174    110,139    841,238    87,046     725,730    62,812
Other International.....    516,138    123,300    423,647    42,613     345,754    35,545
                         ---------- ---------- ----------  --------  ----------  --------
  Total................. $7,659,965 $1,086,875 $6,600,838  $957,193  $5,616,048  $888,069
                         ========== ========== ==========  ========  ==========  ========

  The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 23%, 25% and 29% of the Company's revenue for fiscal 1999, 1998 and 1997, respectively. At April 2, 1999, approximately 28% of the Company's accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company's revenue during fiscal 1999, 1998 and 1997, respectively.

Note 11--Agreement with Equifax

  During fiscal 1989, the Company entered into an agreement (the "Operating Agreement") with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. ("ECIS"), pursuant to which certain of the Company's subsidiaries (collectively, the "Bureaus") became affiliated credit bureaus of ECIS and purchased credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

  Pursuant to the Operating Agreement, the Company acquired an option to require ECIS to purchase the collections business (the "Collections Put Option"), and a separate option to require ECIS to purchase the credit reporting business and, if not previously sold, the collections business (the "Credit Reporting Put Option"). Both options require six months' advance notice and expire on August 1, 2013.

  On November 25, 1997, the Collections Put Option was exercised and the collections business was sold for approximately $38,000. The transaction was completed during May 1998.

  Since July 31, 1998, the exercise price of the Credit Reporting Put Option has been equal to the appraised value of the credit reporting business.

  The Operating Agreement has a 10-year term, which will automatically be renewed indefinitely for successive 10-year periods unless the Company gives notice of termination at least six months prior to the expiration of any such term. In the event that on or prior to August 1, 2013 (i) the Company gives such notice of

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)

Note 11--Agreement with Equifax (continued)

termination and does not exercise the Credit Reporting Put Option prior to the termination of the then-current term or (ii) there is a change in control of the Company, then ECIS has an option for 60 days thereafter to require the Company to sell to it the credit reporting business at the Credit Reporting Put Option exercise price.

  The Company's rights under the Operating Agreement, including its right to exercise the Credit Reporting Put Option, remain exercisable by the Company through its affiliates.

                         COMPUTER SCIENCES CORPORATION

                  Quarterly Financial Information (Unaudited)

                                                   Fiscal 1999
                                   -------------------------------------------
                                      lst        2nd        3rd        4th
In thousands except per-share       Quarter    Quarter    Quarter    Quarter
amounts                            ---------- ---------- ---------- ----------
Revenues.......................... $1,753,928 $1,847,771 $1,927,888 $2,130,378
Income before taxes...............     96,435    109,547    130,418    174,957
Net income........................     64,335     73,047     87,018    116,757
Net earnings per share:
  Basic...........................       0.41       0.46       0.55       0.73
  Diluted.........................       0.40       0.45       0.54       0.72

                                                    Fiscal 1998
                                    --------------------------------------------
                                       lst         2nd        3rd        4th
                                     Quarter     Quarter    Quarter    Quarter
                                    ----------  ---------- ---------- ----------
Revenues........................... $1,488,750  $1,578,824 $1,664,092 $1,869,172
Income (loss) before taxes.........   (127,612)     92,353    106,632    119,496
Net income.........................     52,588      58,553     69,132     80,096
Net earnings per share:
  Basic............................       0.34        0.38       0.44       0.51
  Diluted..........................       0.33        0.37       0.44       0.50

  A discussion of "special items" for fiscal 1998 is included in Note 2 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled "Voting Securities and Principal Holders Thereof," "Item 1--Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 2, 1999. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers" and "Comparison of Cumulative Total Return."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

  These documents are included in the response to Item 8 of this report. See the index on page 51.

  (3) Exhibits

  The following exhibits are filed with this report:

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988     (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (j)
  3.3    Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (m)
  3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (o)
  3.5    Bylaws, amended and restated effective May 4, 1998                 (g)
 10.1    1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.2    1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.3    1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.4    1987 Stock Incentive Plan*                                         (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
 10.6    1990 Stock Incentive Plan*                                         (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (q)
 10.9    1995 Stock Incentive Plan*                                         (k)
 10.10   1998 Stock Incentive Plan*                                         (v)
 10.11   Form of Stock Option Agreement*                                    (u)
 10.12   Form of Restricted Stock Agreement*                                (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*         (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (u)
 10.15   Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (s)
 10.16   Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective February 2,
          1998.                                                             (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                     (e)
 10.20   Form of Indemnification Agreement for Directors                    (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                     (r)
 10.22   Form of Restricted Stock Unit Agreement                            (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (s)
 10.24   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (i)
 10.25   Rights Agreement dated February 18, 1998                           (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995        (k)
 10.27   First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1998 (to be filed by amendment)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1998
          (to be filed by amendment)
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1998 (to be filed by amendment)

--------
* Management contract or compensatory plan or agreement

Notes to Exhibit Index:

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

  (v) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998

(b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of fiscal 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Computer Sciences Corporation

Dated: June 22, 1998                           /s/ Van B. Honeycutt
                                          By: ___________________________
                                                 Van B. Honeycutt,
                                           Chairman, President and Chief
                                                 Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Van B. Honeycutt         Chairman, President and        June 22, 1999
____________________________________  Chief Executive Officer
          Van B. Honeycutt            (Principal Executive
                                      Officer)

         /s/ Leon J. Level           Vice President, Chief          June 22, 1999
____________________________________  Financial Officer and
           Leon J. Level              Director (Principal
                                      Financial Officer)

        /s/ Scott M. Delanty         Vice President and             June 22, 1999
____________________________________  Controller (Principal
          Scott M. Delanty            Accounting Officer)

      /s/ Irving W. Bailey, II       Director                       June 22, 1999
____________________________________
        Irving W. Bailey, II

        /s/ Stephen L. Baum          Director                       June 22, 1999
____________________________________
          Stephen L. Baum

        /s/ William R. Hoover        Director                       June 22, 1999
____________________________________
         William R. Hoover

       /s/ Thomas A. McDonnell       Director                       June 22, 1999
____________________________________
        Thomas A. McDonnell

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ F. Warren McFarlan        Director                       June 22, 1999
____________________________________
         F. Warren McFarlan

        /s/ James R. Mellor          Director                       June 22, 1999
____________________________________
          James R. Mellor

      /s/ William P. Rutledge        Director                       June 22, 1999
____________________________________
        William P. Rutledge

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII, Valuation and Qualifying Accounts
                        Three Years Ended April 2, 1999

                                                      Additions
                                              -------------------------
                               Balance,       Charged to cost                        Balance,
                          beginning of period  and expenses   Other (1) Deductions end of period
In thousands              ------------------- --------------- --------- ---------- -------------
Year ended April 2, 1999
Allowance for doubtful
 receivables............        $75,373           $ 8,818      $4,032    $ 7,616      $80,607
Year ended April 3, 1998
Allowance for doubtful
 receivables............         52,507            31,828       3,724     12,686       75,373
Year ended March 28,
 1997
Allowance for doubtful
 receivables............         45,425            22,288        (618)    14,588       52,507

--------
(1) Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

                                INDEX TO EXHIBIT

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988     (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (j)
  3.3    Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (m)
  3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (o)
  3.5    Bylaws, amended and restated effective May 4, 1998                 (g)
 10.1    1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.2    1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.3    1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.4    1987 Stock Incentive Plan*                                         (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
 10.6    1990 Stock Incentive Plan*                                         (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (q)
 10.9    1995 Stock Incentive Plan*                                         (k)
 10.10   1998 Stock Incentive Plan*                                         (v)
 10.11   Form of Stock Option Agreement*                                    (u)
 10.12   Form of Restricted Stock Agreement*                                (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*         (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (u)
 10.15   Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (s)
 10.16   Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective February 2,
          1998.                                                             (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                     (e)
 10.20   Form of Indemnification Agreement for Directors                    (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                     (r)
 10.22   Form of Restricted Stock Unit Agreement                            (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (s)
 10.24   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (i)
 10.25   Rights Agreement dated February 18, 1998                           (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995        (k)
 10.27   First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1998 (to be filed by amendment)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1998
          (to be filed by amendment)
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1998 (to be filed by amendment)

--------
* Management contract or compensatory plan or agreement

Notes to Exhibit Index:

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