Form 10-K/A
period 1999-04-02
COMPUTER SCIENCES CORP
filed 1999-06-25
CIK 23082

=============================================================================

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

For the transition period from _________ to _________

Commission File No.: 1-4850

    [LOGO]               COMPUTER SCIENCES CORPORATION
           (Exact name of Registrant as specified in its charter)

               Nevada                                      95-2043126
  (State of incorporation or organization)              (I.R.S. Employer
                                                       Identification No.)

         2100 East Grand Avenue
         El Segundo, California                               90245
 (Address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code:  (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class:                  on which registered
---------------------------------------        -------------------------
Common Stock, $1.00 par value per share         New York Stock Exchange
    Preferred Stock Purchase Rights                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     The registrant hereby amends Part Iv, Item 14(a)(3) to include Exhibits 99.1, 99.2 and 99.3.

=============================================================================

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed with this report:

Exhibit
Number                     Description of Exhibit
-------                    ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
           August 10, 1992                                                (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
           July 31, 1996                                                  (m)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (o)
  3.5    Bylaws, amended and restated effective May 4, 1998               (g)
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (q)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (v)
 10.11   Form of Stock Option Agreement*                                  (u)
 10.12   Form of Restricted Stock Agreement*                              (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (u)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (s)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998.              (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998.                                              (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (r)
 10.22   Form of Restricted Stock Unit Agreement                          (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
           effective February 2, 1998                                     (s)
 10.24   Information Technology Services Agreements with General
           Dynamics Corporation, dated as of November 4, 1991             (i)
 10.25   Rights Agreement dated February 18, 1998                         (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995      (k)
 10.27   First Amendment to $350 million Credit Agreement dated
           September 23, 1996                                             (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1 Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 1998**
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1998**
 99.3 Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1998**

Notes to Exhibit Index:

   * Management contract or compensatory plan or agreement
  ** Filed with this amendment.

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

                                           COMPUTER SCIENCES CORPORATION


Dated:  June 25, 1998                      By:      /s/Scott M. Delanty
                                              -------------------------------
                                                      Scott M. Delanty,
                                               Vice President and Controller

                            INDEX TO EXHIBITS
                            -----------------

Exhibit
Number                    Description of Exhibit
-------                   ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
         August 10, 1992                                                  (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
         July 31, 1996                                                    (m)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (o)
  3.5    Bylaws, amended and restated effective May 4, 1998               (g)
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (n)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (q)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (v)
 10.11   Form of Stock Option Agreement*                                  (u)
 10.12   Form of Restricted Stock Agreement*                              (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (u)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (s)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998.              (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998.                                              (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (r)
 10.22   Form of Restricted Stock Unit Agreement                          (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
           effective February 2, 1998                                     (s)
 10.24   Information Technology Services Agreements with General
           Dynamics Corporation, dated as of November 4, 1991             (i)
 10.25   Rights Agreement dated February 18, 1998                         (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995      (k)
 10.27   First Amendment to $350 million Credit Agreement dated
           September 23, 1996                                             (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1 Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 1998**
 99.2 Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 1998**
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1998**

Notes to Exhibit Index:

   * Management contract or compensatory plan or agreement
  ** Filed with this amendment.

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