Form 10-K/A
period 1999-04-02
COMPUTER SCIENCES CORP
filed 1999-07-07
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

  The Registrant hereby amends and restates this Annual Report on Form 10-K to correct a typographical error in the initial filing and the first amendment thereto: the signature date of both filings was inadvertently indicated as 1998 rather than 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                     Executive Officers of the Registrant

                          Year First
                          Elected as  Term as    Position Held with the       Family
 Name                 Age an Officer  Officer          Registrant          Relationship
 ----                 --- ---------- ----------  ----------------------    ------------
 Van B. Honeycutt*     54    1987    Indefinite Chairman, President and        None
                                                 Chief Executive Officer
 Leon J. Level*        58    1989    Indefinite Vice President and             None
                                                Chief Financial Officer
 Harvey N. Bernstein   52    1988    Indefinite Vice President                 None
 Edward P. Boykin      60    1995    Indefinite Vice President                 None
 Milton E. Cooper      60    1992    Indefinite Vice President                 None
 Scott M. Delanty      44    1997    Indefinite Vice President and             None
                                                 Controller
 Hayward D. Fisk       56    1989    Indefinite Vice President, General        None
                                                 Counsel and Secretary
 Ronald W. Mackintosh  50    1993    Indefinite Vice President                 None
 C. Bruce Plowman      61    1989    Indefinite Vice President                 None
 Paul T. Tucker        51    1997    Indefinite Vice President                 None

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

  (3) Exhibits

  The following exhibits are filed with this report:

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988     (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (j)
  3.3    Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (m)
  3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (o)
  3.5    Bylaws, amended and restated effective May 4, 1998                 (g)
 10.1    1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.2    1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.3    1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.4    1987 Stock Incentive Plan*                                         (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
 10.6    1990 Stock Incentive Plan*                                         (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (q)
 10.9    1995 Stock Incentive Plan*                                         (k)
 10.10   1998 Stock Incentive Plan*                                         (v)
 10.11   Form of Stock Option Agreement*                                    (u)
 10.12   Form of Restricted Stock Agreement*                                (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*         (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (u)
 10.15   Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (s)
 10.16   Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective February 2,
          1998.                                                             (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                     (e)
 10.20   Form of Indemnification Agreement for Directors                    (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                     (r)
 10.22   Form of Restricted Stock Unit Agreement                            (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (s)
 10.24   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (i)
 10.25   Rights Agreement dated February 18, 1998                           (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995        (k)
 10.27   First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1998
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1998
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1998

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

                                          Computer Sciences Corporation

Dated: July 7, 1999
                                          By: /s/ Scott M. Delanty
                                             ----------------------------
                                                 Scott M. Delanty,
                                           Vice President and Controller

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

                                INDEX TO EXHIBIT

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988     (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (j)
  3.3    Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (m)
  3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (o)
  3.5    Bylaws, amended and restated effective May 4, 1998                 (g)
 10.1    1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.2    1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.3    1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (n)
 10.4    1987 Stock Incentive Plan*                                         (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
 10.6    1990 Stock Incentive Plan*                                         (h)
 10.7    1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (n)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (q)
 10.9    1995 Stock Incentive Plan*                                         (k)
 10.10   1998 Stock Incentive Plan*                                         (v)
 10.11   Form of Stock Option Agreement*                                    (u)
 10.12   Form of Restricted Stock Agreement*                                (u)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*         (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (u)
 10.15   Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (s)
 10.16   Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (t)
 10.17   Severance Agreement with Van B. Honeycutt, effective February 2,
          1998.                                                             (s)
 10.18   Employee Agreement with Van B. Honeycutt, effective May 1, 1999.
 10.19   Form of Indemnification Agreement for Officers                     (e)
 10.20   Form of Indemnification Agreement for Directors                    (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                     (r)
 10.22   Form of Restricted Stock Unit Agreement                            (g)
 10.23   1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (s)
 10.24   Information Technology Services Agreements with General Dynamics
          Corporation, dated as of November 4, 1991                         (i)
 10.25   Rights Agreement dated February 18, 1998                           (t)
 10.26   $350 million Credit Agreement dated as of September 6, 1995        (k)
 10.27   First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (p)
 21      Significant Active Subsidiaries and Affiliates of the Registrant
 23      Independent Auditors' Consent
 27      Financial Data Schedule
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1998
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1998
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1998

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