Form 10-Q
period 1999-07-02
COMPUTER SCIENCES CORP
filed 1999-08-13
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

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


     159,987,078 shares of Common Stock, $1.00 par value, were outstanding on July 30, 1999.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         First Quarter Ended July 2, 1999 and July 3, 1998 ..............  3

      Consolidated Condensed Balance Sheets,
         July 2, 1999 and April 2, 1999 .................................  4

      Consolidated Condensed Statements of Cash Flows,
         First Quarter Ended July 2, 1999 and July 3, 1998 ..............  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............  9

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .............................................. 15


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ............................. 16

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                                                 First Quarter Ended
                                            -----------------------------
  (In thousands except per-share amounts)   July 2, 1999     July 3, 1998
                                            ------------     ------------

Revenues                                     $2,063,380       $1,753,928
                                             ----------       ----------

Costs of services                             1,635,637        1,382,050

Selling, general and administrative             187,287          162,824

Depreciation and amortization                   114,629          104,102

Interest expense                                 13,283           11,901

Interest income                                  (4,924)          (3,384)
                                             ----------       ----------

Total costs and expenses                      1,945,912        1,657,493
                                             ----------       ----------

Income before taxes                             117,468           96,435

Taxes on income                                  39,200           32,100
                                             ----------       ----------

Net income                                   $   78,268       $   64,335
                                             ==========       ==========

Earnings per share (note A):

    Basic                                    $     0.49       $     0.41
                                             ==========       ==========
    Diluted                                  $     0.48       $     0.40
                                             ==========       ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    July 2,       April 2,
           (In thousands)                            1999           1999
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                       $  233,378     $  602,593
  Receivables                                      1,932,921      1,777,262
  Prepaid expenses and other current assets          319,586        289,130
                                                  -----------    -----------
      Total current assets                         2,485,885      2,668,985
                                                  -----------    -----------

  Goodwill                                           702,381        653,034
  Software and other assets                          652,886        598,815
  Property and equipment, net of accumulated
    depreciation and amortization of
    $1,293,141 and $1,226,569                      1,154,429      1,086,875
                                                  -----------    -----------
      Total assets                                $4,995,581     $5,007,709
                                                  ===========    ===========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                  $  455,967     $  592,942
  Accounts payable                                   349,389        374,978
  Accrued payroll and related costs                  409,303        386,788
  Other accrued expenses                             435,010        459,821
  Deferred revenue                                   155,282        137,378
  Income taxes payable                               139,948        129,505
                                                  -----------    -----------
      Total current liabilities                    1,944,899      2,081,412
                                                  -----------    -----------
  Long-term debt, net                                420,841        397,860
                                                  -----------    -----------
  Other long-term liabilities                        132,504        128,583
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note B)
  Common stock issued, par value $1.00 per share     160,214        159,510
  Additional paid in capital                         758,447        730,238
  Earnings retained for use in business            1,656,393      1,578,125
  Accumulated other comprehensive income (note D)    (62,738)       (53,235)
  Less common stock in treasury                      (14,685)       (14,413)
  Unearned restricted stock and other                   (294)          (371)
                                                  -----------    -----------
    Total stockholders' equity                     2,497,337      2,399,854
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $4,995,581     $5,007,709
                                                  ===========    ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                      First Quarter Ended
                                                    -----------------------
   (In thousands, increase (decrease)                 July 2,      July 3,
      in cash and cash equivalents)                    1999         1998
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                         $  78,268    $  64,335
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      114,629      104,102
   Provision for losses on accounts receivable         (2,090)        (921)
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                              (144,600)    (126,639)
     (Decrease)increase in liabilities                (20,596)        1,617
                                                    ----------   ----------
Net cash provided by operating activities              25,611       42,494
                                                    ----------   ----------
Investing activities:
 Purchases of property and equipment                 (135,160)     (92,372)
 Acquisitions, net of cash acquired                   (61,092)     (22,200)
 Dispositions                                                       37,947
 Outsourcing contracts                                (60,094)     (20,182)
 Software                                             (14,611)     (18,117)
 Other investing cash flows                             5,790      (15,356)
                                                    ----------   ----------
Net cash used in investing activities                (265,167)    (130,280)
                                                    ----------   ----------
Financing activities:
 Borrowings(repayments) under commercial paper, net    16,502       (1,131)
 (Borrowings)repayments under lines of credit, net     (7,985)       5,924
 Principal payments on long-term debt                (158,719)      (7,211)
 Proceeds from stock option transactions               19,942       14,508
 Other financing cash flows                               302          684
                                                    ----------   ----------
Net cash (used in) provided by financing activities  (129,958)      12,774
                                                    ----------   ----------
Effect of exchange rate changes on cash
 and cash equivalents                                     299          307
                                                    ----------   ----------
Net decrease in cash and cash equivalents            (369,215)     (74,705)

Cash and cash equivalents at beginning of year        602,593      274,688
                                                    ----------   ----------
Cash and cash equivalents at end of period          $ 233,378    $ 199,983
                                                    ==========   ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                                First Quarter Ended
                                         --------------------------------
                                         July 2, 1999        July 3, 1998
                                         ------------        ------------
Net income for basic and diluted EPS       $ 78,268            $ 64,335
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           159,389             157,327
  Dilutive effect of stock options            3,288               3,878
                                           --------            --------
                                            162,677             161,205
                                           ========            ========
Basic EPS                                  $   0.49            $   0.41
Diluted EPS                                    0.48                0.40

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the year. The number of such options was 196,561 and 1,220 for the three months ended July 2, 1999 and July 3, 1998, respectively.

(B) No dividends were paid during the periods presented. At July 2, 1999 and April 2, 1999, there were 160,214,174 and 159,510,065 shares, respectively, of $1.00 par value common stock issued, and 374,262 and 369,607 shares, respectively, of treasury stock.

(C) Cash payments for interest on indebtedness were $18 million and $14 million for the three months ended July 2, 1999 and July 3, 1998, respectively. Cash payments (refunds) for taxes on income were $11.5 million and $(56.5) million for the three months ended July 2, 1999 and July 3, 1998, respectively.

(D) The components of comprehensive income, net of tax, are as follows (in thousands):

                                               First Quarter Ended
                                         --------------------------------
                                         July 2, 1999        July 3, 1998
                                         ------------        ------------
     Net income                            $ 78,268            $ 64,335
     Foreign currency translation
       adjustment                            (9,503)             (9,102)
                                           ---------           ---------
     Comprehensive income                  $ 68,765            $ 55,233
                                           =========           =========

    Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and the minimum pension liability adjustment.

(E) CSC's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows
    (in thousands):

                                 Global       U.S.
                               Commercial   Federal
                                 Sector      Sector    Corporate     Total
                               ----------   --------   ---------   ----------
First Quarter Ended
 July 2,1999

  Revenues                     $1,586,812   $476,486    $    82    $2,063,380

  Earnings (loss) before
   interest and taxes             101,488     28,257     (3,918)      125,827


First Quarter Ended
 July 3,1998

  Revenues                     $1,294,205   $459,681    $    42    $1,753,928

  Earnings (loss) before
   interest and taxes              79,592     26,394     (1,034)      104,952

                                      7

(F) CSC adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of the first quarter of fiscal 2000. This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs are amortized on a straight-line basis over the useful life of the software. The adoption of SOP 98-1 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

(G) In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

(H) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       First Quarter of Fiscal 2000 versus
                           First Quarter of Fiscal 1999

Revenues

During the first quarter ended July 2, 1999, the Company's total revenue increased 17.6%, or $309 million, over the same period last year.

Global commercial sector revenues, which consist of U.S. Commercial, European, and other international revenue, grew 22.6%, or $293 million over the same quarter of last year.

U.S. Commercial revenue grew 16.1% or $114 million during the first quarter of fiscal 2000 over the same period last year. Over half of the growth was generated from information technology outsourcing contracts. The balance was due to increased demand for services related to enterprise-wide solutions, e-business, supply chain and systems integration, and growth within the Company's financial services and healthcare vertical markets.

European revenues grew $80.4 million or 16.4% during the first quarter. The growth was provided principally from increases in outsourcing services, additional demand for consulting and systems integration activities and revenue generated by acquisitions made last year in France, Italy and the Netherlands.

Other international revenue for the first quarter nearly doubled to $198.7 million. The increase was the result of last year's fourth quarter acquisition of CSA Holdings, Ltd. and expansion of CSC's Australia operations.

U.S. Federal sector revenue increased 3.7% or $17 million during the first quarter. Revenue gains generated from civil agencies were partially offset by reductions in work performed on several Department of Defense and NASA contracts.

The Company announced new business awards of over $4.7 billion during the first quarter, including $2.7 billion related to Global Commercial activities and $2 billion in new federal contract awards. The Company's continued growth has created a broad global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                              Dollar Amount      Percentage of Revenue
                              --------------     ---------------------
                              First Quarter          First Quarter
                              --------------         --------------
                                  Fiscal                 Fiscal
                              --------------         --------------
                               2000    1999           2000    1999
                              ------  ------         ------  ------
Costs of services             $1,636  $1,382          79.3%   78.8%
Selling, general & admin.        187     163           9.1     9.3
Depreciation and amort.          115     104           5.5     5.9
Interest expense, net              8       9           0.4     0.5
                              ------  ------         ------  ------
   Total                      $1,946  $1,658          94.3%   94.5%
                              ======  ======         ======  ======

Comparing the first quarter of fiscal 2000 and fiscal 1999, total costs and expenses improved as a percentage of revenue, with improvements registered in each component with the exception of costs of services.

Lower selling, general and administrative expenses as a percentage of revenue was principally related to performance improvements within both the Company's Global Commercial and U.S Federal Sectors. Lower depreciation and amortization expenses as a percentage of revenue were related primarily to reduced depreciation expenses recorded in the Company's European operations due to certain customer assets being fully depreciated. The increase in costs of services as percentage of revenue was principally associated with the Company's CSA Singapore operation which has a higher ratio of costs of services to total costs and expenses than most of the Company's operations.

Income Before Taxes

Income before taxes increased $21 million to $117.5 million, up 21.8% over the same quarter last year. The resulting margin was 5.7% compared to 5.5% for last year's first quarter.

Net Income

Net income was up $14 million to $78.3 million for the first quarter of fiscal 2000, up 21.7% over last year's first quarter. This year's first quarter diluted earnings per share of 48 cents increased 20% over last year's first quarter diluted earnings per share of 40 cents.

Cash Flows

Cash provided by operating activities was $25.6 million for the first quarter compared with $42.5 million during the same period last year. The decrease of $16.9 million resulted from changes in working capital partially offset by higher earnings and non-cash depreciation and amortization expenses.

The Company's cash expenditures for investing activities totaled $265.2 million for the most recent quarter versus $130.3 million during the same period of last year. The increase principally relates to acquisitions in Italy and Austria and increases in property and equipment, and outsourcing assets.

Cash used for financing activities was $130 million for the most recent quarter versus cash provided by financing activities of $12.8 million for the same period last year. Repayment of the Company's $150 million 6.80% notes due April 1999 was the principal cause.

Financial Condition

During the first quarter of fiscal 2000, the Company's capital outlays included $256.3 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These amounts were funded from operating cash flows, additional borrowings and existing cash balances, which decreased from $602.6 million to $233.4 million. The Company's debt-to-total capitalization ratio improved to 26% at July 2, 1999 from 29.2% at fiscal 1999 year end, principally due to the repayment of the Company's 6.80% notes due April 1999.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 11 of the Company's Annual Report on Form 10-K for fiscal 1999. The exercise price of this put option is equal to the appraised value of the business.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

New Accounting Pronouncements

The Company has adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of the first quarter of fiscal 2000. This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs are amortized on a straight-line basis over the useful life of the software. The adoption of SOP 98-1 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

Year 2000 Readiness Disclosure

Since its inception, CSC has dealt with significant changes in the information technology industry. As a result, resources are constantly being employed to modify, upgrade and enhance systems and infrastructure on behalf of clients and for internal needs. The Year 2000 issue represents another one of these changes. It is the result of computer systems that represent years as a two-digit rather than a four-digit field. Any of such systems that utilize date sensitive data may not properly recognize a date field of 00 as the year 2000, but as some other date, typically the year 1900. This could result in possible system failure, miscalculations, or data corruption, thereby affecting normal business activity.

The Company has established a two-phase Year 2000 program to ensure that its proprietary products, computer systems and facilities are Year 2000 ready.
The initial phase, which included planning, inventory and assessment, has been completed with respect to CSC and all subsidiaries existing as of December 31, 1998, with the final phase, which consists of correction, testing, deployment and acceptance, expected to be substantially completed by the end of the Company's second fiscal quarter ending October 1, 1999. The very small percentage of final phase activities which may not be completed by October 1, 1999, is primarily related to certain clients which have not yet upgraded applications for which they are responsible, thereby delaying their migration to a Year 2000 ready system.

From January 1, 1999, through the end of the first quarter of Fiscal 2000, CSC acquired several information technology companies. The existing Year 2000 readiness programs of the acquired companies have been integrated into CSC's program and subjected to the same progress monitoring and control procedures. All critical Year 2000 remediation tasks for these newly-acquired business operations are expected to be substantially completed by December 1, 1999.

CSC's Year 2000 program is directed by its Year 2000 Assurance Office, which monitors progress and coordinates the Company's Year 2000 activities. The Year 2000 Assurance Office reports directly to the Chairman, President, and Chief Executive Officer.

The Company expects that its Year 2000 preparation efforts will not have a material effect on its overall financial position or results of operations. The Company currently estimates that the total fiscal 1999 and 2000 operating costs associated with making its proprietary products, systems and infrastructure Year 2000 ready, as well as estimates for contingency planning and monitoring, including the cost of Company personnel diverted to Year 2000 assignments, will total approximately $51 million, of which $32 million had been incurred as of the end of the first quarter of fiscal 2000. In addition, the Company currently estimates that related capital expenditures for fiscal 1999 and 2000 will be approximately $13 million, of which $9 million had been incurred as of the end of the first quarter of fiscal 2000.

Some of these capital expenditures represent equipment replacements that have been or will be accelerated due to Year 2000 issues. The operating costs described above are generally not incremental, but reflect the reallocation of existing resources. The Company has not deferred any significant information technology projects as a result of the Year 2000 efforts.

As of the end of the first quarter of fiscal 2000, (a) the Company had completed approximately 86% of all items it has identified as necessary to be Year 2000 ready, including activities to correct Year 2000 issues, contingency planning and ancillary efforts, and (b) the Company had completed approximately 98% of all items it has identified as necessary to correct critical Year 2000 items.

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

The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 ready. By November 1, 1999, the Company expects to have identified and replaced any such suppliers that will not be Year 2000 ready. The Company is also contacting property owners to determine the readiness of its leased facilities with respect to facility infrastructure systems. As of the end of the first quarter of fiscal 2000, over 75% of the company's crucial suppliers, property owners, and landlords have been determined to have adequate programs in place to be Year 2000 ready before the end of 1999. Evaluation and, as appropriate, replacement of the remaining 25% should be completed by November 1, 1999. In the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999, it was reported that 80% of the company's crucial suppliers, property owners, and landlords had been determined to have adequate programs in place and that the remaining evaluation and replacement should be completed by October 1, 1999. The 75% figure reported above and the change in expected completion date are the result of new suppliers requiring evaluation due to recent acquisitions.

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

The Company has developed initial drafts of Year 2000 transition, contingency and crisis management plans. These plans include the use of exercises and drills with various relevant scenarios. As a result of lessons learned from the exercises, the plans may be modified. Plans will be finalized in November of 1999 following the conclusion of the exercises and drills. The Company has also established the infrastructure for a Year 2000 corporate command center that will be fully operable beginning November 1999. This command center will be linked to each business unit's Year 2000 crisis management center, which will be connected to internal and client-support help desks.

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

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of April 2, 1999, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended July 2, 1999, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    3.1     Restated Articles of Incorporation, effective
               October 31, 1988                                           (c)
    3.2     Amendment to Restated Articles of Incorporation,
               effective August 10, 1992                                  (j)
    3.3     Amendment to Restated Articles of Incorporation,
               effective July 31, 1996                                    (l)
    3.4     Certificate of Amendment of Certificate of Designations
               of Series A Junior Participating Preferred Stock,
               effective August 1, 1996                                   (n)
    3.5     Bylaws, amended and restated effective May 4, 1998            (f)
   10.1     1978 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (m)
   10.2     1980 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (m)
   10.3     1984 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (m)
   10.4     1987 Stock Incentive Plan*                                    (b)
   10.5     Schedule to the 1987 Stock Incentive Plan for
               United Kingdom personnel*                                  (b)
   10.6     1990 Stock Incentive Plan*                                    (h)
   10.7     1992 Stock Incentive Plan, amended and restated
               effective August 9, 1993*                                  (q)
   10.8     Schedule to the 1992 Stock Incentive Plan for
               United Kingdom personnel*                                  (p)
   10.9     1995 Stock Incentive Plan*                                    (k)
   10.10    1998 Stock Incentive Plan*                                    (u)
   10.11    Form of Stock Option Agreement*                               (t)
   10.12    Form of Restricted Stock Agreement*                           (t)
   10.13    Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.14    Supplemental Executive Retirement Plan, amended and
               restated effective February 27, 1998*                      (t)
   10.15    Deferred Compensation Plan, amended and restated
               effective February 2, 1998*                                (r)
   10.16    Severance Plan for Senior Management and Key Employees,
               amended and restated effective February 18, 1998           (s)
   10.17    Severance Agreement with Van B. Honeycutt, effective
               February 2, 1998*                                          (r)
   10.18    Employee Agreement with Van B. Honeycutt, effective
               May 1, 1999*                                               (g)
   10.19    Form of Indemnification Agreement for Officers                (e)
   10.20    Form of Indemnification Agreement for Directors               (d)
   10.21    1997 Nonemployee Director Stock Incentive Plan                (q)
   10.22    Form of Restricted Stock Unit Agreement                       (f)
   10.23    1990 Nonemployee Director Retirement Plan, amended
               and restated effective February 2, 1998                    (r)







   10.24    Information Technology Services Agreements with General
               Dynamics Corporation, dated as of November 4, 1991         (i)
   10.25    Rights Agreement dated February 18, 1998                      (s)
   10.26    $350 million Credit Agreement dated as of September 6, 1995   (k)
   10.27    First Amendment to $350 million Credit Agreement dated
            September 23, 1996                                            (o)
   27       Financial Data Schedule
   28       Revenues by Market Sector
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1998     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1998                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1998                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (e) March 31, 1995
            (b) April 1, 1988        (f) April 3, 1998
            (c) March 31, 1989       (g) April 2, 1999
            (d) April 3, 1992

    (h) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (i) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 4, 1991.
    (j) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (k) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (n) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
    (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1996.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (q) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
    (r) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
    (s) Incorporated herein by reference to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998.
    (t) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
    (u) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998


    b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the first quarter of fiscal
2000.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: August 13, 1999            By: /s/ Scott M. Delanty
                                    -----------------------------
                                    Scott M. Delanty
                                    Vice President and Controller
                                    Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  27         Financial Data Schedule

  28         Revenues by Market Sector
