Form 10-Q
period 1999-10-01
COMPUTER SCIENCES CORP
filed 1999-11-15
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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


     160,465,545 shares of Common Stock, $1.00 par value, were outstanding on October 29, 1999.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Second Quarter and
         Six Months Ended October 1, 1999 and October 2, 1998 ...........  3

      Consolidated Condensed Balance Sheets,
         October 1, 1999 and April 2, 1999 ..............................  4

      Consolidated Condensed Statements of Cash Flows,
         Six Months Ended October 1, 1999 and October 2, 1998 ...........  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 10

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .............................................. 16


PART II.  OTHER INFORMATION

   Item 4. Submission of matters to a Vote of Security-Holders .......... 17

   Item 6. Exhibits and Reports on Form 8-K ............................. 18

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                            Second Quarter Ended        Six Months Ended
                           ----------------------    ----------------------
  (In thousands except       Oct. 1,     Oct. 2,       Oct. 1,     Oct. 2,
   per-share amounts)         1999        1998          1999        1998
                           ----------  ----------    ----------  ----------

Revenues                   $2,126,100  $1,847,771    $4,189,480  $3,601,699
                           ----------  ----------    ----------  ----------

Costs of services           1,676,501   1,451,204     3,312,138   2,833,254

Selling, general
  and administrative          178,907     172,650       366,194     335,474

Depreciation and
  amortization                125,999     105,337       240,628     209,439

Interest expense               13,956      11,575        27,239      23,476

Interest income                (3,986)     (2,542)       (8,910)     (5,926)
                           ----------  ----------    ----------  ----------

Total costs and expenses    1,991,377   1,738,224     3,937,289   3,395,717
                           ----------  ----------    ----------  ----------

Income before taxes           134,723     109,547       252,191     205,982

Taxes on income                45,100      36,500        84,300      68,600
                           ----------  ----------    ----------  ----------

Net income                 $   89,623  $   73,047    $  167,891  $  137,382
                           ==========  ==========    ==========  ==========

Earnings per share
  (note A):

    Basic                  $     0.56  $     0.46    $     1.05  $     0.87
                           ==========  ==========    ==========  ==========
    Diluted                $     0.55  $     0.45    $     1.03  $     0.85
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    Oct. 1,       April 2,
           (In thousands)                            1999           1999
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                       $  262,919     $  602,593
  Receivables                                      1,983,743      1,777,262
  Prepaid expenses and other current assets          309,321        289,130
                                                  -----------    -----------
      Total current assets                         2,555,983      2,668,985
                                                  -----------    -----------

  Goodwill                                           726,833        653,034
  Software and other assets                          685,476        598,815
  Property and equipment, net of accumulated
    depreciation and amortization of
    $1,346,383 and $1,226,569                      1,163,092      1,086,875
                                                  -----------    -----------
      Total assets                                $5,131,384     $5,007,709
                                                  ===========    ===========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                  $  243,642     $  592,942
  Accounts payable                                   316,259        374,978
  Accrued payroll and related costs                  435,795        386,788
  Other accrued expenses                             444,529        459,821
  Deferred revenue                                   135,330        137,378
  Income taxes payable                               165,404        129,505
                                                  -----------    -----------
      Total current liabilities                    1,740,959      2,081,412
                                                  -----------    -----------
  Long-term debt, net                                667,413        397,860
                                                  -----------    -----------
  Other long-term liabilities                        118,293        128,583
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note B)
  Common stock issued, par value $1.00 per share     160,571        159,510
  Additional paid in capital                         764,894        730,238
  Earnings retained for use in business            1,746,016      1,578,125
  Accumulated other comprehensive income (note D)    (51,319)       (53,235)
  Less common stock in treasury                      (15,223)       (14,413)
  Unearned restricted stock and other                   (220)          (371)
                                                  -----------    -----------
    Total stockholders' equity                     2,604,719      2,399,854
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $5,131,384     $5,007,709
                                                  ===========    ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                       Six Months Ended
                                                    -----------------------
   (In thousands, increase (decrease)                 Oct. 1,      Oct. 2,
      in cash and cash equivalents)                    1999         1998
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                         $ 167,891    $ 137,382
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      240,628      209,439
   Provision for losses on accounts receivable          2,949        4,955
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                              (154,048)    (214,357)
     (Decrease)increase in liabilities                (59,422)      47,390
                                                    ----------   ----------
Net cash provided by operating activities             197,998      184,809
                                                    ----------   ----------
Investing activities:
 Purchases of property and equipment                 (218,675)    (192,552)
 Acquisitions, net of cash acquired                   (94,152)     (25,811)
 Dispositions                                                       37,947
 Outsourcing contracts                               (106,826)     (33,086)
 Software                                             (35,908)     (35,201)
 Other investing cash flows                            11,210          649
                                                    ----------   ----------
Net cash used in investing activities                (444,351)    (248,054)
                                                    ----------   ----------
Financing activities:
 Borrowings(repayments) under commercial paper, net    16,444         (887)
 Borrowings under lines of credit, net                 31,105        3,466
 Principal payments on long-term debt                (166,372)      (9,481)
 Proceeds from stock option transactions               22,890       31,492
 Other financing cash flows                             2,767        1,277
                                                    ----------   ----------
Net cash (used in) provided by financing activities   (93,166)      25,867
                                                    ----------   ----------
Effect of exchange rate changes on cash
 and cash equivalents                                    (155)       4,750
                                                    ----------   ----------
Net decrease in cash and cash equivalents            (339,674)     (32,628)

Cash and cash equivalents at beginning of year        602,593      274,688
                                                    ----------   ----------
Cash and cash equivalents at end of period          $ 262,919    $ 242,060
                                                    ==========   ==========

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                               Second Quarter Ended
                                         --------------------------------
                                         Oct. 1, 1999        Oct. 2, 1998
                                         ------------        ------------
Net income for basic and diluted EPS       $ 89,623            $ 73,047
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           160,019             158,031
  Dilutive effect of stock options            3,293               3,987
                                           --------            --------
                                            163,312             162,018
                                           ========            ========
Basic EPS                                  $   0.56            $   0.46
Diluted EPS                                    0.55                0.45

                                                 Six Months Ended
                                         --------------------------------
                                         Oct. 1, 1999        Oct. 2, 1998
                                         ------------        ------------
Net income for basic and diluted EPS       $167,891            $137,382
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           159,704             157,679
  Dilutive effect of stock options            3,291               3,933
                                           --------            --------
                                            162,995             161,612
                                           ========            ========
Basic EPS                                  $   1.05            $   0.87
Diluted EPS                                    1.03                0.85

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the year. The number of such options was 202,857 and 47,918 at October 1, 1999 and October 2, 1998, respectively.

(B) No dividends were paid during the periods presented. At October 1, 1999 and April 2, 1999, there were 160,571,439 and 159,510,065 shares, respectively, of $1.00 par value common stock issued, and 382,442 and 369,607 shares, respectively, of treasury stock.

(C) Cash payments for interest on indebtedness were $30.8 million and $22.3 million for the six months ended October 1, 1999 and October 2, 1998, respectively. Cash payments (refunds) for taxes on income were $28.6 million and $(54.7) million for the six months ended October 1, 1999 and October 2, 1998, respectively.

(D) The components of comprehensive income, net of tax, are as follows (in thousands):

                                               Second Quarter Ended
                                         --------------------------------
                                         Oct. 1, 1999        Oct. 2, 1998
                                         ------------        ------------
     Net income                            $ 89,623            $ 73,047
     Foreign currency translation
       adjustment                            11,419              29,697
                                           ---------           ---------
     Comprehensive income                  $101,042            $102,744
                                           =========           =========

                                                 Six Months Ended
                                         --------------------------------
                                         Oct. 1, 1999        Oct. 2, 1998
                                         ------------        ------------
     Net income                            $167,891            $137,382
     Foreign currency translation
       adjustment                             1,916              20,595
                                           ---------           ---------
     Comprehensive income                  $169,807            $157,977
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

                                 Global       U.S.
                               Commercial   Federal
                                 Sector      Sector    Corporate     Total
                               ----------   --------   ---------   ----------
Second Quarter Ended
 October 1,1999

  Revenues                     $1,650,203   $475,160    $   737    $2,126,100

  Earnings (loss) before
   interest and taxes             118,756     27,068     (1,131)      144,693


Second Quarter Ended
 October 2,1998

  Revenues                     $1,391,290   $456,437    $    44    $1,847,771

  Earnings (loss) before
   interest and taxes              96,568     25,922     (3,910)      118,580


                                 Global       U.S.
                               Commercial   Federal
                                 Sector      Sector    Corporate     Total
                               ----------   --------   ---------   ----------
Six Months Ended
 October 1,1999

  Revenues                     $3,237,015   $951,646    $   819    $4,189,480

  Earnings (loss) before
   interest and taxes             220,244     55,325     (5,049)      270,520


Six Months Ended
 October 2,1998

  Revenues                     $2,685,495   $916,118    $    86    $3,601,699

  Earnings (loss) before
   interest and taxes             176,160     52,316     (4,944)      223,532

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

(I) On September 19, 1999, the Company and its wholly owned subsidiary, Nevada Acquisition Corporation, entered into an Agreement and Plan of Merger with Nichols Research Corporation ("Nichols"). The Agreement provides for the acquisition of Nichols by the Company through the merger of Nevada Acquisition Corporation with and into Nichols. Nichols is a leading information technology services company primarily focusing on the U.S. federal market, with services also provided to the healthcare and consulting and systems integration markets. The merger will be accounted for as a pooling of interests. Completion of the merger is subject to approval by the shareholders of Nichols. A special meeting of Nichols' shareholders will be held on November 16, 1999 to vote on the merger.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Second Quarter and First Six Months of Fiscal 2000 versus
               Second Quarter and First Six Months of Fiscal 1999

Revenues

During the second quarter ended October 1, 1999, the Company's total revenue increased 15.1%, or $278.3 million, over the same period last year.

Global commercial sector revenues grew 18.6%, or $258.9 million over the same quarter of last year.

U.S. Commercial revenue grew 14.9% or $109.2 million during the second quarter of fiscal 2000 over the same period last year. Over two-thirds of the growth was generated from information technology outsourcing contracts. The balance was due to demand for services related to enterprise-wide solutions, e-business, supply chain and systems integration, and growth within the Company's healthcare vertical markets.

European revenues grew $78.9 million or 14.5% during the second quarter.
The growth was provided principally from increases in outsourcing activities, additional demand for consulting and systems integration activities and revenue generated by acquisitions made last year in France, Italy and the Netherlands. Revenue growth was negatively impacted by nearly 3% due to the effect of European currency fluctuations.

Other international revenue for the second quarter grew 60.4% to $187.7 million. The increase was the result of last year's fourth quarter acquisition of Singapore-based CSA Holdings, Ltd. and further expansion of CSC's Australia operations.

U.S. Federal sector revenue increased 4.1% or $18.8 million during the second quarter. Revenue gains generated from civil agencies were partially offset by reductions in services performed on several NASA and Department of Defense contracts.

For the first half of fiscal 2000, the Company's total revenue increased 16.3% or $587.8 million and the Company announced a total of $5.3 billion in new Global Commercial and Federal business awards. The Company's continued growth has created a broad global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                          Dollar Amount          Percentage of Revenue
                          --------------    --------------------------------
                          Second Quarter    Second Quarter  First Six Months
                          --------------    --------------  ----------------
                              Fiscal            Fiscal           Fiscal
                          --------------    --------------  ----------------
                           2000    1999      2000    1999     2000    1999
                          ------  ------    ------  ------   ------  ------
Costs of services         $1,676  $1,451     78.9%   78.5%    79.1%   78.7%
Selling, general & admin.    179     173      8.4     9.4      8.7     9.3
Depreciation and amort.      126     105      5.9     5.7      5.7     5.8
Interest expense, net         10       9      0.5     0.5      0.5     0.5
                          ------  ------    ------  ------   ------  ------
   Total                  $1,991  $1,738     93.7%   94.1%    94.0%   94.3%
                          ======  ======    ======  ======   ======  ======

Comparing both the second quarter and first six months of fiscal 2000 and fiscal 1999, total costs and expenses improved as a percentage of revenue. Lower costs in selling, general and administrative expenses were partially offset by increases in cost of services.

Lower selling, general and administrative expenses as a percentage of revenue were substantially related to lower costs recorded in the Company's Federal Sector as well as a lower percentage of costs in European operations and vertical markets. The lower costs in the Federal Sector are attributable to efficiencies realized as a result of last year's reorganization within the Federal Sector and significant bid and proposal expenses incurred during last year's second quarter. The increase in costs of services as a percentage of revenue was primarily due to the operations of Singapore-based CSA Holdings, Ltd which typically has a higher rate of costs of services in comparison with the rest of the Company's operations.

Income Before Taxes

Due to the Company's revenue growth and improvements in operating performance, income before taxes increased $25.2 million to $134.7 million, up 23% over the same quarter last year. The resulting margin was 6.3% compared to 5.9% for last year's second quarter and was 6.0% versus 5.7% for the six months of fiscal 2000 and fiscal 1999, respectively.

Net Income

Net income was up $16.6 million to $89.6 million for the second quarter of fiscal 2000, up 22.7% over last year's second quarter. This year's second quarter diluted earnings per share of 55 cents increased 22.2% over last year's second quarter diluted earnings per share of 45 cents. On a year to date basis, diluted earnings per share were $1.03, up 18 cents, or 21.2% over the same period last year.

Cash Flows

Cash provided by operating activities was $198 million for the six months ended October 1, 1999, compared with $184.8 million during the same period last year. The increase of $13.2 million resulted from an increase in earnings and non-cash depreciation and amortization expenses partially offset by changes in working capital.

The Company's cash expenditures for investing activities totaled $444.4 million for the most recent six months versus $248.1 million during the same period of last year. The increase principally relates to purchases of outsourcing assets, property and equipment and acquisitions made in Italy, Austria and the United States.

Cash used for financing activities was $93.2 million for the most recent six months versus cash provided by financing activities of $25.9 million for the same period last year. The change is due to repayment of the Company's $150 million 6.80% notes due April 1999 offset in part by other financing activities.

Financial Condition

During the first six months of fiscal 2000, the Company's capital outlays included $419.7 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These investments as well as the repayment of the Company's $150 million 6.80% notes due April 1999 were funded from operating cash flows, additional borrowings and existing cash balances, which decreased from $602.6 million to $262.9 million. The Company's debt-to-total capitalization ratio improved to 25.9% at October 1, 1999 from 29.2% at fiscal 1999 year end, principally due to the previously mentioned debt repayment.

During the second quarter of fiscal 2000, the Company entered into a $500 million credit facility that replaced the previous $490 million credit facility that was scheduled to expire September 15, 1999. The Company's commercial paper is backed by the credit facility. The credit facility is comprised of both a $250 million short-term and a $250 million long-term component. At October 1, 1999, commercial paper consisted of $141.3 million classified as short-term debt and $250 million classified as long-term debt.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

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

The Company has established a two-phase Year 2000 program to ensure that its proprietary products, computer systems and facilities are Year 2000 ready.
The initial phase, which included planning, inventory and assessment, has been completed with respect to CSC and all subsidiaries existing as of August 31, 1999. The final phase, which consists of correction, testing, deployment and acceptance, was substantially completed by October 1, 1999. The very small percentage of final phase activities not completed by October 1, 1999, is primarily related to certain clients which have not yet upgraded applications for which they are responsible, thereby delaying their migration to a Year 2000 ready system, and client approvals of joint Year 2000 contingency plans.

Since September 1, 1999, CSC has acquired several information technology companies. The existing Year 2000 readiness programs of the acquired companies have been integrated into CSC's program and subjected to the same progress monitoring and control procedures. All critical Year 2000 remediation tasks for these newly-acquired business operations are expected to be substantially completed by December 15, 1999.

CSC's Year 2000 program is directed by its Year 2000 Assurance Office, which monitors progress and coordinates the Company's Year 2000 activities. The Year 2000 Assurance Office reports directly to the Chairman, President, and Chief Executive Officer.

The Company expects that its Year 2000 preparation efforts will not have a material effect on its overall financial position or results of operations. The Company currently estimates that the total fiscal 1999 and 2000 operating costs associated with making its proprietary products, systems and infrastructure Year 2000 ready, as well as estimates for contingency planning and monitoring, including the cost of Company personnel diverted to internal Year 2000 assignments, will total approximately $49 million, of which $39 million had been incurred as of the end of the second quarter of fiscal 2000. In addition, the Company currently estimates that related capital expenditures for fiscal 1999 and 2000 will be approximately $13 million, of which $10 million had been incurred as of the end of the second quarter of fiscal 2000.

Some of these capital expenditures represent equipment replacements that have been or will be accelerated due to Year 2000 issues. The operating costs described above are generally not incremental, but reflect the reallocation of existing resources. The Company has not deferred any significant information technology projects as a result of the Year 2000 efforts.

As of the end of the second quarter of fiscal 2000, (a) the Company had completed approximately 92% of all items it has identified as necessary to be Year 2000 ready, including activities to correct Year 2000 issues, contingency planning and ancillary efforts, and (b) the Company had completed remediation and testing of approximately 99.8% of all items it has identified as necessary to correct critical Year 2000 items.

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

The Company has initiated formal communications with all of its crucial suppliers to determine whether they are or will be Year 2000 ready. The Company has identified and replaced any such suppliers that are not or will not be Year 2000 ready with the exception of minor activities in the Asia operations and a newly acquired operation in South Africa, both of which will be completed in December. The Company is also contacting property owners to determine the readiness of its leased facilities with respect to facility infrastructure systems. As of the end of the second quarter of fiscal 2000, over 97% of the company's crucial suppliers, property owners, and landlords have been determined to have adequate programs in place to be Year 2000 ready before the end of 1999. Evaluation and, as appropriate, replacement of the remaining 3% should be completed by December 1, 1999.

In the opinion of the Company's management, the most reasonably likely worst case scenario includes the possibility that the Company's crucial suppliers are unable to complete their Year 2000 readiness efforts prior to the onset of failures, the effects of which could have a material adverse impact on the Company's operations. The Company could also be impacted materially by any significant economic, financial market or infrastructure disruption attributable to the Year 2000 issue.

The Company has developed Year 2000 transition, contingency and crisis management plans. These plans include the use of exercises and drills with various relevant scenarios. The plans will be updated in December of 1999 following the conclusion of the second round of exercises and drills in each business unit to reflect lessons learned. The Company has also established the infrastructure for a Year 2000 corporate command center and business unit Year 2000 crisis management centers that will be fully operable beginning December 1, 1999. The corporate command center will be linked to each business unit's Year 2000 crisis management center, which in turn will be connected to internal and client-support help desks.

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

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of April 2, 1999, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended October 1, 1999, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security-Holders.

a.  The Company held its Annual Meeting of Stockholders on August 9, 1999.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitation in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Irving W. Bailey, II, Stephen L. Baum, Van B. Honeycutt, William R. Hoover, Leon J. Level, Thomas A. McDonnell, F. Warren McFarlan, James R. Mellor and William P. Rutledge.

With respect to each nominee, the results of the vote were as follows:


         Name                       Votes For        Withheld
         ----                     -------------    ------------

   Irving W. Bailey, II            136,649,393       638,089
   Stephen L. Baum                 136,605,272       682,210
   Van B. Honeycutt                136,645,317       642,165
   William R. Hoover               136,644,424       643,058
   Leon J. Level                   136,646,531       640,951
   Thomas A. McDonnell             136,610,590       676,892
   F. Warren McFarlan              136,650,253       637,229
   James R. Mellor                 136,454,814       832,668
   William P. Rutledge             136,642,702       644,780

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    3.1     Restated Articles of Incorporation, effective
               October 31, 1988                                           (c)
    3.2     Amendment to Restated Articles of Incorporation,
               effective August 10, 1992                                  (i)
    3.3     Amendment to Restated Articles of Incorporation,
               effective July 31, 1996                                    (k)
    3.4     Certificate of Amendment of Certificate of Designations
               of Series A Junior Participating Preferred Stock,
               effective August 1, 1996                                   (m)
    3.5     Bylaws, amended and restated effective May 4, 1998            (f)
   10.1     1978 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.2     1980 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.3     1984 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.4     1987 Stock Incentive Plan*                                    (b)
   10.5     Schedule to the 1987 Stock Incentive Plan for
               United Kingdom personnel*                                  (b)
   10.6     1990 Stock Incentive Plan*                                    (h)
   10.7     1992 Stock Incentive Plan, amended and restated
               effective August 9, 1993*                                  (o)
   10.8     Schedule to the 1992 Stock Incentive Plan for
               United Kingdom personnel*                                  (n)
   10.9     1995 Stock Incentive Plan*                                    (j)
   10.10    1998 Stock Incentive Plan*                                    (s)
   10.11    Form of Stock Option Agreement*                               (r)
   10.12    Form of Restricted Stock Agreement*                           (r)
   10.13    Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.14    Supplemental Executive Retirement Plan, amended and
               restated effective February 27, 1998*                      (r)
   10.15    Deferred Compensation Plan, amended and restated
               effective February 2, 1998*                                (p)
   10.16    Severance Plan for Senior Management and Key Employees,
               amended and restated effective February 18, 1998           (q)
   10.17    Severance Agreement with Van B. Honeycutt, effective
               February 2, 1998*                                          (p)
   10.18    Employment Agreement with Van B. Honeycutt, effective
               May 1, 1999*                                               (g)
   10.19    Form of Indemnification Agreement for Officers                (e)
   10.20    Form of Indemnification Agreement for Directors               (d)
   10.21    1997 Nonemployee Director Stock Incentive Plan                (o)
   10.22    Form of Restricted Stock Unit Agreement                       (f)
   10.23    1990 Nonemployee Director Retirement Plan, amended
               and restated effective February 2, 1998                    (p)






   10.24    Rights Agreement dated February 18, 1998                      (q)
   10.25    $250 million Credit Agreement (Long Term Facility) dated
               as of August 20, 1999
   10.26    $250 million Credit Agreement (Short Term Facility) dated
               as of August 20, 1999
   27       Financial Data Schedule
   28       Revenues by Market Sector
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1998     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1998                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1998                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (e) March 31, 1995
            (b) April 1, 1988        (f) April 3, 1998
            (c) March 31, 1989       (g) April 2, 1999
            (d) April 3, 1992

    (h) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (l) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (m) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (o) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
    (q)     Incorporated herein by reference to the Registrant's
            Registration Statement on Form 8-A filed on February 25, 1998
    (r) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
    (s) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998


    b.   Reports on Form 8-K:

There was one report on Form 8-K filed during the second quarter of fiscal 2000. On September 20, 1999, the Registrant filed a Current Report on
Form 8-K reporting that it had entered into an Agreement and Plan of Merger with its wholly owned subsidiary, Nevada Acquisition Corporation, and Nichols Research Corporation.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: November 15, 1999            By: /s/ Scott M. Delanty
                                      -----------------------------
                                       Scott M. Delanty
                                       Vice President and Controller
                                       Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  10.25      $250 million Credit Agreement (Long Term Facility) dated as of
             August 20, 1999

  10.26      $250 million Credit Agreement (Short Term Facility) dated as of
             August 20, 1999

  27         Financial Data Schedule

  28         Revenues by Market Sector
