Form 10-Q
period 1999-12-31
COMPUTER SCIENCES CORP
filed 2000-02-14
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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


     167,333,575 shares of Common Stock, $1.00 par value, were outstanding on January 28, 2000.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Third Quarter and
         Nine Months Ended December 31, 1999 and January 1, 1999 ........  3

      Consolidated Condensed Balance Sheets,
         December 31, 1999 and April 2, 1999 ............................  4

      Consolidated Condensed Statements of Cash Flows,
         Nine Months Ended December 31, 1999 and January 1, 1999 ........  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 10

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .............................................. 15


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ............................. 16

                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
                            Third Quarter Ended        Nine Months Ended
                           ----------------------    ----------------------
  (In thousands except      Dec. 31,     Jan. 1,      Dec. 31,     Jan. 1,
   per-share amounts)         1999        1999          1999        1999
                           ----------  ----------    ----------  ----------

Revenues                   $2,360,071  $2,054,691    $6,795,469  $5,856,355
                           ----------  ----------    ----------  ----------

Costs of services           1,843,141   1,600,699     5,353,732   4,600,890

Selling, general
  and administrative          192,565     191,023       581,748     546,391

Depreciation and
  amortization                145,381     116,104       393,805     331,392

Interest expense               14,413      12,320        42,644      36,024

Interest income                (4,345)     (3,741)      (13,665)     (9,968)

Special items                  41,065                    41,065
                           ----------  ----------    ----------  ----------

Total costs and expenses    2,232,220   1,916,405     6,399,329   5,504,729
                           ----------  ----------    ----------  ----------

Income before taxes           127,851     138,286       396,140     351,626

Taxes on income                45,522      46,590       136,100     117,938
                           ----------  ----------    ----------  ----------

Net income                 $   82,329  $   91,696    $  260,040  $  233,688
                           ==========  ==========    ==========  ==========

Earnings per share
  (note A):

    Basic                  $      .49  $      .56    $     1.57  $     1.43
                           ==========  ==========    ==========  ==========
    Diluted                $      .48  $      .55    $     1.54  $     1.39
                           ==========  ==========    ==========  ==========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    Dec. 31,       April 2,
           (In thousands)                             1999           1999
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                       $  239,430     $  617,879
  Receivables                                      2,151,510      1,890,461
  Prepaid expenses and other current assets          338,767        296,352
                                                  -----------    -----------
      Total current assets                         2,729,707      2,804,692
                                                  -----------    -----------

  Goodwill                                           823,599        726,951
  Software and other assets                          768,014        616,503
  Property and equipment, net of accumulated
    depreciation and amortization of
    $1,430,683 and $1,256,556                      1,258,193      1,112,207
                                                  -----------    -----------
      Total assets                                $5,579,513     $5,260,353
                                                  ===========    ===========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                  $  308,357     $  603,939
  Accounts payable                                   290,306        403,154
  Accrued payroll and related costs                  457,019        405,160
  Other accrued expenses                             566,163        460,938
  Deferred revenue                                   124,316        138,340
  Income taxes payable                               171,031        131,673
                                                  -----------    -----------
      Total current liabilities                    1,917,192      2,143,204
                                                  -----------    -----------
  Long-term debt, net                                656,916        399,672
                                                  -----------    -----------
  Other long-term liabilities                        117,741        128,957
                                                  -----------    -----------
STOCKHOLDERS' EQUITY (note B)
  Common stock issued, par value $1.00 per share     167,300        165,520
  Additional paid in capital                         884,059        823,286
  Earnings retained for use in business            1,918,210      1,667,733
  Accumulated other comprehensive income (note D)    (65,875)       (53,235)
  Less common stock in treasury                      (15,852)       (14,413)
  Unearned restricted stock and other                   (178)          (371)
                                                  -----------    -----------
    Total stockholders' equity                     2,887,664      2,588,520
                                                  -----------    -----------
    Total liabilities and stockholders' equity    $5,579,513     $5,260,353
                                                  ===========    ===========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                       Nine Months Ended
                                                    -----------------------
   (In thousands, increase (decrease)                Dec. 31,      Jan. 1,
      in cash and cash equivalents)                    1999         1999
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                         $ 260,040    $ 233,688
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      393,805      331,392
   Provision for losses on accounts receivable          1,650        5,648
   Special items, net of tax                           19,207
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                              (230,255)    (433,683)
     Increase in liabilities                           48,740      184,038
                                                    ----------   ----------
Net cash provided by operating activities             493,187      321,083
                                                    ----------   ----------
Investing activities:
 Purchases of property and equipment                 (409,314)    (314,585)
 Acquisitions, net of cash acquired                  (193,051)    (161,846)
 Dispositions                                                       37,947
 Outsourcing contracts                               (157,327)     (59,054)
 Software                                             (60,908)     (60,429)
 Other investing cash flows                            14,939       15,311
                                                    ----------   ----------
Net cash used in investing activities                (805,661)    (542,656)
                                                    ----------   ----------
Financing activities:
 Borrowings under commercial paper, net                86,186       49,068
 Borrowings under lines of credit, net                  2,627       41,899
 Principal payments on long-term debt                (171,732)     (17,825)
 Proceeds from stock option transactions               42,850       39,593
 Other financing cash flows                           (10,231)       3,363
                                                    ----------   ----------
Net cash (used in) provided by financing activities   (50,300)     116,098
                                                    ----------   ----------
Effect of exchange rate changes on cash
 and cash equivalents                                  (3,554)       5,527
                                                    ----------   ----------
Net decrease in cash and cash equivalents            (366,328)     (99,948)

Cash and cash equivalents at beginning of year        617,879      285,964
Effect of pooling restatement                         (12,121)
                                                    ----------   ----------
Cash and cash equivalents at end of period          $ 239,430    $ 186,016
                                                    ==========   ==========

[FN]
See accompanying notes.
                                       5

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in thousands except per share amounts):

                                                Third Quarter Ended
                                         --------------------------------
                                         Dec. 31, 1999       Jan. 1, 1999
                                         -------------       ------------
Net income for basic and diluted EPS       $ 82,329            $ 91,696
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           166,574             164,464
  Dilutive effect of stock options            3,330               3,570
                                           --------            --------
  Shares for diluted EPS                    169,904             168,034
                                           ========            ========
Basic EPS                                  $    .49            $    .56
Diluted EPS                                     .48                 .55

                                                 Nine Months Ended
                                         --------------------------------
                                         Dec. 31, 1999       Jan. 1, 1999
                                         -------------       ------------
Net income for basic and diluted EPS       $260,040            $233,688
                                           ========            ========
Common share information:
  Average common shares outstanding
    for basic EPS                           165,972             163,857
  Dilutive effect of stock options            3,376               3,907
                                           --------            --------
  Shares for diluted EPS                    169,348             167,764
                                           ========            ========
Basic EPS                                  $   1.57            $   1.43
Diluted EPS                                    1.54                1.39

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the year. The number of such options was 219,738 and 82,334 at December 31, 1999 and January 1, 1999,
    respectively.

(B) No dividends were paid during the periods presented. At December 31, 1999 and April 2, 1999, there were 167,300,143 and 165,520,547 shares, respectively, of $1.00 par value common stock issued, and 391,497 and 369,607 shares, respectively, of treasury stock.

(C) Cash payments for interest on indebtedness were $43.7 million and $39.5 million for the nine months ended December 31, 1999 and January 1, 1999, respectively. Cash payments (refunds) for taxes on income were $43.4 million and $(40.8) million for the nine months ended December 31, 1999 and January 1, 1999, respectively.

(D) The components of comprehensive income, net of tax, are as follows (in thousands):

                                               Third Quarter Ended
                                         --------------------------------
                                         Dec. 31, 1999       Jan. 1, 1999
                                         -------------       ------------
     Net income                            $ 82,329            $ 91,696
     Foreign currency translation
       adjustment                           (14,556)             (6,556)
                                           ---------           ---------
     Comprehensive income                  $ 67,773            $ 85,140
                                           =========           =========

                                                 Nine Months Ended
                                         --------------------------------
                                         Dec. 31, 1999       Jan. 1, 1999
                                         -------------       ------------
     Net income                            $260,040            $233,688
     Foreign currency translation
       adjustment                           (12,640)             14,039
                                           ---------           ---------
     Comprehensive income                  $247,400            $247,727
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

                                 Global       U.S.
                               Commercial   Federal
                                 Sector      Sector    Corporate     Total
                               ----------   --------   ---------   ----------
Third Quarter Ended
 December 31,1999

  Revenues                     $1,789,884   $567,815    $ 2,372    $2,360,071

  Earnings before special items
   interest and taxes             143,511     34,647        826       178,984

  Special items                    18,303     11,461     11,301        41,065

  Earnings (loss) before
   interest and taxes             125,208     23,186    (10,475)      137,919

Third Quarter Ended
 January 1,1999

  Revenues                     $1,526,195   $528,097    $   400    $2,054,692

  Earnings before
   interest and taxes             113,657     30,492      2,716       146,865

                               Global        U.S.
                             Commercial    Federal
                               Sector       Sector     Corporate     Total
                             ----------   ----------   ---------   ----------
Nine Months Ended
 December 31,1999

  Revenues                   $5,088,692   $1,703,586    $ 3,191    $6,795,469

  Earnings (loss) before
   special items, interest
    and taxes                   367,139      102,145     (3,100)      466,184

  Special items                  18,303       11,461     11,301        41,065

  Earnings (loss) before
   interest and taxes           348,836       90,684    (14,401)      425,119

Nine Months Ended
 January 1,1999

  Revenues                   $4,256,738   $1,599,132    $   485    $5,856,355

  Earnings (loss) before
   interest and taxes           287,196       92,713     (2,227)      377,682

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

(H) The special items result from merger-related charges and other transaction costs of $39.1 million ($28.5 million after tax) associated with the November 16, 1999 acquisition of Nichols Research Corporation (Nichols), and other costs, net of recoveries, of $2 million ($1.3 million after tax) associated with the resolution, during the quarter, of the remaining issues relating to the Company's fiscal 1998 response to a failed take-over attempt. The Nichols charge is comprised of $9.3 million for investment banking and other transaction expenses; $23.5 million related to the write-off of capitalized software attributable to duplicate market offerings and the write-off of other assets and intangibles; and $6.3 million related to employee severance costs and elimination of duplicate facilities. The involuntary termination benefits accrued and expensed were $5.1 million and related to 60 Nichols employees. As of December 31, 1999, approximately $1.9 million had been paid.

(I) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

(J) The results have been restated to reflect the acquisition of Nichols, which has been accounted for as a pooling of interests. The restatement includes Nichols' results for fiscal 1999, which ended August 31 and results for CSC's fiscal 1999, which ended April 2. Therefore, the restated third quarter and nine months results for fiscal 1999 reflect Nichols' three months and nine months ended May 31, 1999. The restated fiscal 2000 data include Nichols' results based on CSC's fiscal year.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Third Quarter and First Nine Months of Fiscal 2000 versus
               Third Quarter and First Nine Months of Fiscal 1999

Revenues

During the third quarter ended December 31, 1999, the Company's total revenue increased 14.9%, or $305.4 million, over the same period last year. The Company's financial results have been restated and fiscal periods have been realigned to reflect the merger with Nichols, which was accounted for as a pooling of interests. Nichols' revenue of $100 million for the third quarter of fiscal 2000 is compared to Nichols' revenue of $127 million for its fiscal 1999 third quarter ended May 1999. As a result, a seasonally lower quarter for Nichols is compared to its strongest quarter of the prior year. Before the pooling of interests, revenues for the third quarter were up 17.3% compared with the prior-year period.

Global commercial sector revenues grew 17.3%, or $263.7 million over the same quarter of last year.

U.S. Commercial revenue grew 10.4% or $83.5 million during the third quarter of fiscal 2000 over the same period last year. The growth was principally generated from information technology outsourcing contracts.

European revenues grew $45.8 million or 7.5% during the third quarter. The growth was provided principally from increases in outsourcing activities, consulting and systems integration activities and revenue generated by last years acquisitions in Italy. Revenue growth was negatively impacted by 2.5 percentage points due to the effect of European currency fluctuations.

Other international revenue for the third quarter grew 114.9% to $251.2 million. The increase was the result of last year's fourth quarter acquisition of Singapore-based CSA Holdings, Ltd. and further expansion of CSC's Australian operations.

U.S. Federal sector revenue increased 7.5% or $39.7 million during the third quarter. Revenue gains were fueled by increases from civil agency and Department of Defense business.

For the first nine months of fiscal 2000, the Company's total revenue increased 16% or $939.1 million and the Company announced a total of $8.9 billion in new Global Commercial and Federal business awards. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                          Dollar Amount           Percentage of Revenue
                          --------------    ---------------------------------
                          Third Quarter     Third Quarter   First Nine Months
                          --------------    --------------  -----------------
                              Fiscal            Fiscal           Fiscal
                          --------------    --------------  -----------------
                           2000    1999      2000    1999     2000    1999
                          ------  ------    ------  ------   ------  ------
Costs of services         $1,843  $1,601     78.1%   77.9%    78.8%   78.6%
Selling, general & admin.    193     191      8.1     9.3      8.6     9.3
Depreciation and amort.      145     116      6.2     5.7      5.8     5.7
Interest expense, net         10       8       .4      .4       .4      .4
                          ------  ------    ------  ------   ------  ------
   Total                  $2,191  $1,916     92.8%   93.3%    93.6%   94.0%
                          ======  ======    ======  ======   ======  ======

Comparing both the third quarter and first nine months of fiscal 2000 and fiscal 1999, total costs and expenses improved as a percentage of revenue. Lower costs in selling, general and administrative expenses were partially offset by increases in depreciation and amortization.

Lower selling, general and administrative expenses as a percentage of revenue were substantially related to lower costs due to efficiencies realized as a result of last year's reorganization within the Federal sector and the continued focus on aggressive cost containment given a period of dramatic demand shifts for information technology services during the third quarter. The increase in depreciation and amortization as a percentage of revenue was principally due to additional assets associated with the Company's U.S. outsourcing operations.

Special Items

The results for the third quarter ended December 31, 1999 include special items of $41.1 million ($29.8 million after tax), or 18 cents per share (diluted). The special items result from merger-related charges and other transaction costs of $39.1 million ($28.5 million after tax) associated with the November 16,1999 acquisition of Nichols Research Corporation (Nichols), and legal and other costs, net of recoveries, of $2 million ($1.3 million after tax) associated with the resolution, during the quarter, of the remaining issues relating to the Company's fiscal 1998 response to a failed take-over attempt. The Nichols charge is comprised of $9.3 million for investment banking and other transaction expenses; $23.5 million related to the write-off of capitalized software attributable to duplicate market offerings and the write-off of other assets and intangibles; and $6.3 million related to employee severance costs and elimination of duplicate facilities.

Income Before Taxes

Due to the Company's revenue growth and improvements in operating performance, income before special items and taxes increased $30.6 million to $168.9 million, up 22.1% over the same quarter last year. The resulting margin before special charges was 7.2% compared to 6.7% for last year's third quarter and was 6.4% versus 6.0% for the nine months of fiscal 2000 and fiscal 1999, respectively.

Net Income

Earnings before special items were $112.2 million for the third quarter of fiscal 2000, up $20.5 million, or 22.3% over last year's third quarter. This year's third quarter diluted earnings per share of 66 cents increased 20% over last year's third quarter diluted earnings per share of 55 cents, excluding this quarters special items of $29.8 million or 18 cents per share. On a year to date basis, diluted earnings per share before special items was $1.71, up 32 cents, or 23% over the same period for the prior year.

Cash Flows

Cash provided by operating activities was $493.2 million for the nine months ended December 31, 1999, compared with $321.1 million during the same period last year. The increase of $172.1 million resulted from an increase in earnings and non-cash depreciation and amortization expenses partially offset by changes in working capital.

The Company's cash expenditures for investing activities totaled $805.7 million for the most recent nine months versus $542.7 million during the same period of last year. The increase principally relates to purchases of outsourcing assets, property and equipment and acquisitions made in Italy, Austria and the United States.

Cash used for financing activities was $50.3 million for the most recent nine months versus cash provided by financing activities of $116.1 million for the same period last year. The change is due to repayment of the Company's $150 million 6.80% notes due April 1999 offset in part by other financing activities.

Financial Condition

During the first nine months of fiscal 2000, the Company's capital outlays included $759.7 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These investments as well as the repayment of the Company's $150 million 6.80% notes due April 1999 were funded from operating cash flows, additional borrowings and existing cash balances, which decreased from $617.9 million to $239.4 million. The Company's debt-to-total capitalization ratio improved to 25.1% at December 31, 1999 from 27.9% at fiscal 1999 year end, principally due to the previously mentioned debt repayment.

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

Year 2000 Readiness Disclosure

The Company's transition to the year 2000 went smoothly, with only minor incidents. As a result, any future year 2000 issues will be addressed as part of normal operations and will not be tracked or reported separately.

The Company's Year 2000 efforts did not have a material effect on its overall financial position or results of operations. The total fiscal 1999 and 2000 operating costs associated with making the Company's proprietary products, systems and infrastructure Year 2000 ready, as well as costs for contingency planning and monitoring, including the cost of Company personnel diverted to internal Year 2000 assignments, was approximately $44 million. In addition, related capital expenditures for fiscal 1999 and 2000 were approximately $11 million.

Some of these capital expenditures represented equipment replacements that had been accelerated due to Year 2000 issues. The operating costs described above were generally not incremental, but reflected the reallocation of existing resources. The Company did not defer any significant information technology projects as a result of the Year 2000 efforts.

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

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of April 2, 1999, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 31, 1999, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

    a.  Exhibits
    3.1     Restated Articles of Incorporation, effective
               October 31, 1988                                           (c)
    3.2     Amendment to Restated Articles of Incorporation,
               effective August 10, 1992                                  (i)
    3.3     Amendment to Restated Articles of Incorporation,
               effective July 31, 1996                                    (k)
    3.4     Certificate of Amendment of Certificate of Designations
               of Series A Junior Participating Preferred Stock,
               effective August 1, 1996                                   (m)
    3.5     Bylaws, amended and restated effective December 6, 1999
   10.1     1978 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.2     1980 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.3     1984 Stock Option Plan, amended and restated
               effective March 31, 1988*                                  (l)
   10.4     1987 Stock Incentive Plan*                                    (b)
   10.5     Schedule to the 1987 Stock Incentive Plan for
               United Kingdom personnel*                                  (b)
   10.6     1990 Stock Incentive Plan*                                    (h)
   10.7     1992 Stock Incentive Plan, amended and restated
               effective August 9, 1993*                                  (o)
   10.8     Schedule to the 1992 Stock Incentive Plan for
               United Kingdom personnel*                                  (n)
   10.9     1995 Stock Incentive Plan*                                    (j)
   10.10    1998 Stock Incentive Plan*                                    (s)
   10.11    Form of Stock Option Agreement*                               (r)
   10.12    Form of Restricted Stock Agreement*                           (r)
   10.13    Annual Management Incentive Plan, effective April 2, 1983*    (a)
   10.14    Supplemental Executive Retirement Plan, amended and
               restated effective February 27, 1998*                      (r)
   10.15    Deferred Compensation Plan, amended and restated
               effective February 2, 1998*                                (p)
   10.16    Severance Plan for Senior Management and Key Employees,
               amended and restated effective February 18, 1998           (q)
   10.17    Severance Agreement with Van B. Honeycutt, effective
               February 2, 1998*                                          (p)
   10.18    Employment Agreement with Van B. Honeycutt, effective
               May 1, 1999*                                               (g)
   10.19    Form of Indemnification Agreement for Officers                (e)
   10.20    Form of Indemnification Agreement for Directors               (d)
   10.21    1997 Nonemployee Director Stock Incentive Plan                (o)
   10.22    Form of Restricted Stock Unit Agreement                       (f)
   10.23    1990 Nonemployee Director Retirement Plan, amended
               and restated effective February 2, 1998                    (p)







   10.24    Rights Agreement dated February 18, 1998                      (q)
   10.25    $250 million Credit Agreement (Long Term Facility) dated
               as of August 20, 1999                                      (t)
   10.26    $250 million Credit Agreement (Short Term Facility) dated
               as of August 20, 1999                                      (t)
   27       Financial Data Schedule
   28       Revenues by Market Sector
   99.1     Annual Report on Form 11-K for the Matched Asset Plan of the
               Registrant for the fiscal year ended December 31, 1998     (g)
   99.2     Annual Report on Form 11-K for the Hourly Savings Plan of
               CSC Outsourcing, Inc. for the fiscal year ended
               December 31, 1998                                          (g)
   99.3     Annual Report on Form 11-K for the CUTW Hourly Savings
               Plan of CSC Outsourcing, Inc. for the fiscal year
               ended December 31, 1998                                    (g)


Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

    (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

            (a) March 30, 1984       (e) March 31, 1995
            (b) April 1, 1988        (f) April 3, 1998
            (c) March 31, 1989       (g) April 2, 1999
            (d) April 3, 1992

    (h) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
    (i) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
    (j) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
    (k) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
    (l) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
    (m) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
    (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
    (o) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
    (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
    (q)     Incorporated herein by reference to the Registrant's
            Registration Statement on Form 8-A filed on February 25, 1998
    (r) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
    (s) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998
    (t) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999


    b.   Reports on Form 8-K:

There was one report on Form 8-K filed during the third quarter of fiscal 2000. On November 16, 1999, the Registrant filed a Current Report on Form 8-K reporting that it had consummated its acquisition of Nichols Research Corporation.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: February 14, 2000               By: /s/ Bryan Brady
                                      -----------------------------
                                       Bryan Brady
                                       Vice President and Controller
                                       Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  3.5        Bylaws of Computer Sciences Corporation, as amended and restated
             December 6, 1999

  27         Financial Data Schedule

  28         Revenues by Market Sector
