Form 10-K
period 2000-03-31
COMPUTER SCIENCES CORP
filed 2000-06-14
CIK 23082

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended March 31, 2000
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                                            Name of each exchange on which
         Title of each class:                         registered
-------------------------------------- ----------------------------------------
Common Stock, $1.00 par value per
 share                                 New York Stock Exchange
Preferred Stock Purchase Rights        Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 2, 2000, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $15,289,000,000. A total of 167,987,084 shares of common stock was outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     Part I

  1.  Business...........................................................    1
  2.  Properties.........................................................    6
  3.  Legal Proceedings..................................................    6
  4.  Submission of Matters to a Vote of Security Holders................    6

                                    Part II

  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................    9
  6.  Selected Financial Data............................................    9
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   11
 7A.  Quantitative and Qualitative Disclosures About Market Risk.........   17
  8.  Financial Statements and Supplementary Data........................   18
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   44

                                    Part III

 10.  Directors and Executive Officers of the Registrant.................   44
 11.  Executive Compensation.............................................   44
 12.  Security Ownership of Certain Beneficial Owners and Management.....   44
 13.  Certain Relationships and Related Transactions.....................   44

                                    Part IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   45

                                    PART I

Item 1. Business

                           INTRODUCTION AND HISTORY

General

  Computer Sciences Corporation ("CSC" or the "Company") is one of the world leaders in the information technology ("I/T") services industry. Since it was founded in 1959, the Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results.

  CSC offers a broad array of professional services to clients in the global commercial and government markets and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives. Its service offerings include outsourcing, systems integration, and I/T and management consulting and other professional services, including e-business solutions.

  Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, which is the management of a client's non-core business functions, such as claims processing, credit checking, or customer call centers.

  Systems integration encompasses designing, developing, implementing and integrating complete information systems.

  I/T and management consulting services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, operations, change management and business process reengineering.

  The Company also licenses sophisticated software systems for select vertical markets.

  In addition, CSC provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients and new e-commerce entrants. The company focuses on delivering business results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today's e-business challenges. The Company has significant experience in creating Internet-based business-to-business solutions in Net Markets operations for established global companies, mid-sized companies and new entrants to the marketplace.

  In addition, CSC does not have exclusive agreements with hardware or software providers and believes that this "vendor neutrality" enables it to better identify and manage solutions specifically tailored to each client's needs.

Major Markets

  CSC provides its services primarily to clients in global commercial industries and to the U.S. federal government.

  CSC has provided I/T services to the U.S. federal government for nearly forty years. In fiscal 1986, when U.S. federal contracts represented 70% of the Company's revenues, CSC decided to devote substantial resources to further develop global commercial business in order to accelerate its growth and take advantage of the competencies gained as a leader in the federal sector. Because of this strategy, CSC has increased its penetration of the global commercial market and has diversified its business.

  In the global commercial area, the Company's service offerings are marketed to clients in a wide array of industries including aerospace; automotive; chemical and energy; consumer goods; financial services; healthcare;

manufacturing; media; public sector; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities.

  Geographically, CSC has operations throughout North America, Europe and Asia-Pacific.

  During the last three fiscal years, the Company's revenue mix by major markets was as follows:

                                                                 2000  1999  1998
                                                                 ----  ----  ----
       U.S. Commercial..........................................  39%   40%   41%
       Europe...................................................  27    28    25
       Other International......................................  10     6     6
                                                                 ---   ---   ---
     Global Commercial..........................................  76    74    72
     U.S. Federal Government....................................  24    26    28
                                                                 ---   ---   ---
     Total Revenues............................................. 100%  100%  100%
                                                                 ===   ===   ===

Fiscal Year 2000 Performance Overview

  During fiscal 2000, CSC announced awards valued at more than $11.3 billion, a record in the Company's history. In comparison, during fiscal 1999, CSC announced awards valued at more than $5 billion, excluding the value of the Internal Revenue Service ("IRS") contract. Although the value of the IRS contract has not been quantified, it has the potential to become the Company's largest contract.

  Continuing with its strategy of growth through acquisitions, CSC also acquired an additional five I/T services providers during fiscal 2000.

Global Commercial Market: Highlights

  Within the global commercial market, there were several significant awards to CSC.

  United States:

  In the first quarter of fiscal 2000, CSC was awarded an 11-year, $1.1 billion business process outsourcing contract by Enron Energy Services, representing the Company's further expansion into the dynamic energy market. CSC assumed responsibility for Enron's back office administrative functions and is applying e-business technology solutions to functions such as meter reading, collection and related customer inquiries.

  CSC signed a master outsourcing agreement with United Technologies Corporation ("UTC"), a Fortune 50 diversified manufacturer, valued at $2.6 billion over 10 years. Under the contract, CSC will manage the I/T infrastructure for UTC's business units which include Pratt & Whitney, Otis Elevator, Carrier Corp., Sikorsky Aircraft, Hamilton Sundstrand and Pratt & Whitney Canada.

  CSC led a consortium of companies, called the Pennant Alliance, to win a project from the County of San Diego (California) to provide citizens with greater, more efficient access to the County's services. Under the seven-year, $644 million contract, CSC and its alliance partners will upgrade the County's networks, and establish online multilingual kiosks providing information about county services, as well as forms, applications, and job listings via the Internet.

  Saturn Corporation, a unit of General Motors, selected CSC and a team of other I/T leaders to design and build an integrated, open, real-time, Web-based automotive retail management system that will make car buying simpler and more flexible and improve customer service and support for consumers. About 15,000 Saturn retail team members located in over 400 retail facilities in the U.S will use the Next Generation Saturn Retail System. The contract is valued at $190 million over seven years.

  The Company signed a $390 million, seven-year outsourcing pact with a consortium of oil firms representing the largest gasoline retail and refinery operation in the U.S. CSC is supporting the I/T operations of Equilon Enterprises LLC, Motiva Enterprises LLC, Equiva Trading Company and Equiva Services, which are joint venture companies of Shell Oil, Texaco and Saudi Aramco. CSC will streamline the widespread I/T operations and manage over 15,000 desktops, in addition to a host of other support functions.

  Three other commercial contracts awarded to the Company demonstrated the strength of CSC's client relationships. First, CSC and Fidelity & Guaranty Life Insurance Co. extended the original 1995 contract by five years and expanded the business process outsourcing relationship. The contract extension is valued at $425 million.

  The Company also successfully recompeted for the New York State Department of Health program to support the State's Medicaid program. The new agreement is valued at $351 million over six years.

  Finally, with the signing of an agreement with Computing Devices Canada ("CDC"), CSC further strengthened its relationship with CDC's parent company, General Dynamics. The $68 million, 10-year contract is the 11th agreement CSC has with global business units of General Dynamics and calls for the Company to manage the I/T infrastructure, including applications, desktops and network operations of CDC.

  Additionally, CSC continued to expand in the U.S. commercial area during fiscal 2000 through strategic acquisitions. With the acquisition of TRW Data Services, a developer of customized software and systems solutions for high-volume payment processors, CSC expanded its capabilities in the financial services market. The Company also acquired ECS Integrated Technology Solutions LLC, a Portland, Oregon-based I/T consulting services company specializing in Oracle applications, e-business, customer relationship management, data warehousing, supply chain management and infrastructure resource planning.

  Also in the U.S. financial services arena, the Company provides consumer credit reports to thousands of credit grantors nationwide. Through an agreement with Equifax Inc., a major consumer credit repository, the Company offers credit grantors the benefits of a national file of consumer credit histories. The national file enables customers to obtain credit information from a single source, instead of dealing with multiple reporting services.

  International:

  The Company's international operations provide a wide range of information technology services to commercial and public sector clients. CSC has major offices in the United Kingdom, France, Germany, Belgium, the Netherlands, Denmark, Italy, Australia, Singapore, Malaysia and Hong Kong, and provides substantially the same services to its international customers that it provides to its U.S. customers.

  During fiscal 2000, there were several significant international awards.

  Old Mutual plc, an international financial services group, signed an I/T outsourcing agreement with CSC. The Company will help Old Mutual meet the market challenges and the increasingly complex and sophisticated I/T requirements in the global financial services industry by managing the client's I/T infrastructure in South Africa under a $300 million, seven-year contract. This agreement makes CSC an I/T leader in South Africa and will clearly strengthen and support the Company's presence and future expansion plans in the region.

  CSC signed a ten-year, $300 million agreement with General Electric Company ("GE") to manage GE's and GE Capital's data processing operations, help desk and disaster recovery services in the United Kingdom and other European countries. The agreement has been designed to allow additional GE companies to join at any time.

  Strengthening the Company's presence in the world chemicals market, CSC signed a multi-year global outsourcing agreement with Avecia, one of Europe's leading specialty chemical companies. CSC will support Avecia's data centers in Wilmington, Delaware, the United Kingdom and the Netherlands.

  Acquisitions also helped increase CSC's presence in the international markets. The Company acquired a majority interest in Servo Data, an Austrian I/T consulting firm based in Vienna. This acquisition significantly strengthened CSC's capabilities in Austria and provides a strategic doorway to expand services in Eastern Europe.

  Additionally, as part of its outsourcing agreement with GE, CSC acquired the Australian operations of GE Capital Information Technology Solutions, a leading I/T supplier to commercial and government organizations worldwide. With this acquisition, CSC will provide GE outsourcing services in Australia and has greatly enhanced its presence in the growing Australian market.

U.S. Federal Government Market: Highlights

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

  There were several significant awards to CSC during fiscal 2000 from within the U.S federal government.

  CSC was awarded a $680 million, 10-year contract by the U.S. Army Wholesale Logistics Modernization Program, commonly known as LOGMOD, to provide I/T services required to reengineer and modernize the Army's wholesale logistics business processes. As part of this outsourcing contract, CSC offered employment to all government employees affected by the award. The LOGMOD contract continues a trend by federal agencies to turn to the private sector to obtain best commercial practices for services. In fiscal 1999, CSC was awarded the first significant U.S. federal government outsourcing contract involving the voluntary transition of federal I/T employees to the private sector under the BREAKTHROUGH Program of the National Security Agency.

  CSC was among a select group of vendors chosen by the Health Care Financing Administration ("HCFA") to provide safeguard services in support of the Medicare Integrity Program. The overall HFCA contract is valued at $500 million over five years.

  A joint venture managed by CSC was re-awarded the U.S. Air Force Range Technical Services contract at the Eastern Range. This award marked the third straight win on this contract. CSC is the only company to win a services recompete award at Cape Canaveral in the last seven years.

  The National Aeronautics and Space Administration ("NASA") deepened its relationship with CSC with the award of a $325 million, seven-year contract to support the operations of NASA's John C. Stennis Space Center. As the managing partner of a joint venture known as Mississippi Space Services, CSC is utilizing business process reengineering including Web-based applications and related new technology to improve productivity and reduce costs.

  CSC was named as one of 12 companies to provide services to the General Services Administration ("GSA") under the 10-year, $25 billion Millennia contract. CSC will provide the GSA with a broad array of I/T services and support.

  In fiscal 2000, CSC also enhanced its offerings to the U.S. federal government market with the acquisition of Nichols Research Corporation ("Nichols"), a leading I/T services provider to the federal government. Headquartered in Huntsville, Alabama, Nichols provides the U.S. Army, Air Force, Navy and intelligence agencies with extensive systems engineering, information technology and technical assistance for aviation, missile and space defense systems. Nichols is also a leading provider of defense technology services for the Huntsville-based Redstone Arsenal, which is home to several major U.S. Army organizations and has an aggregate annual budget authorization exceeding $15 billion, one of the largest in the U.S. government. The combination of the two firms provides a large pool of highly qualified individuals with high-level security clearances. Nichols also supports the I/T services needs of commercial clients including the health insurance and healthcare provider markets.

                                  COMPETITION

  The I/T market in which CSC competes is not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by CSC.

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

                                   EMPLOYEES

  The Company has more than 700 offices worldwide, and as of March 31, 2000 employed approximately 58,000 persons, including more than 48,000 professionals. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

Item 2. Properties

Owned properties as of     Approximate
March 31, 2000            Square Footage             General Usage
----------------------    --------------             -------------
Copenhagen, Denmark......     423,000    Computer and General Office Facility
Falls Church, Virginia...     417,000    General Office
El Segundo, California...     206,000    General Office
Newark, Delaware.........     183,000    Computer and General Office Facility
San Diego, California....     175,500    Computer and General Office Facility
Wilmington, Delaware.....     175,000    Computer and General Office Facility
Norwich, Connecticut.....     147,000    Computer and General Office Facility
Meriden, Connecticut.....     119,000    Computer and General Office Facility
Moorestown, New Jersey...      99,000    General Office
Herndon, Virginia........      87,000    General Office
Maidstone, United
 Kingdom.................      79,000    Computer and General Office Facility
Shatin, Hong Kong........      72,000    General Office
Singapore................      61,000    General Office
Sterling, Virginia.......      45,000    General Office
Various other U.S. and
 foreign locations.......      99,000    Primarily General Offices

Leased properties as of
March 31, 2000
-----------------------
Washington, D.C. area....   1,284,000    Computer and General Office Facility
Texas....................     809,000    Computer and General Office Facility
Germany..................     599,000    General Office
Australia and other
 Pacific Rim locations...     528,000    Computer and General Office Facility
United Kingdom...........     520,000    General Office
New Jersey...............     508,000    General Office
France...................     331,000    General Office
Connecticut..............     318,000    General Office
Alabama..................     258,000    General Office
Massachusetts............     255,000    General Office
Ohio.....................     243,000    General Office
New York.................     234,000    General Office
Denmark..................     139,000    General Office
Michigan.................     119,000    General Office
California...............     116,000    General Office
Illinois.................     106,000    General Office
Various other U.S. and
 foreign locations.......   1,089,000    Computer and General Office Facilities

  Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2001 through 2018.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Executive Officers of the Registrant

                          Year First
                          Elected as  Term as                                                 Family
Name                  Age an Officer  Officer       Position Held with the Registrant      Relationship
----                  --- ---------- ----------     ---------------------------------      ------------
Van B. Honeycutt*      55    1987    Indefinite Chairman, President and Chief Executive        None
                                                 Officer
Leon J. Level*         59    1989    Indefinite Vice President and Chief Financial Officer     None
Harvey N. Bernstein    53    1988    Indefinite Vice President                                 None
Edward P. Boykin       61    1995    Indefinite Vice President                                 None
Bryan Brady            53    2000    Indefinite Vice President and Controller                  None
Milton E. Cooper       61    1992    Indefinite Vice President                                 None
Hayward D. Fisk        57    1989    Indefinite Vice President, General Counsel and            None
                                                 Secretary
Ronald W. Mackintosh   51    1993    Indefinite Vice President                                 None
Paul T. Tucker         52    1997    Indefinite Vice President                                 None

--------
* Director of the Company

Business Experience of Officers

  Van B. Honeycutt was elected Chairman of the Board of Directors effective March 29, 1997. He was appointed Chief Executive Officer of the Company effective April 1, 1995. He joined the Company in 1975 and was elected President and Chief Operating Officer during 1993. Prior to his election he was a Vice President of CSC and President of the Industry Services Group. He was formerly President of CSC Credit Services, Inc. He has also held a variety of other positions with the Company.

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

  Edward P. Boykin joined the Company in 1966 and has held numerous positions with several divisions of the Company. He was elected a Vice President in 1995. Since May, 1999, he has been President of the Financial Services Group. From 1998 to 1999, he was responsible for leveraging the capabilities that exist within the J.P. Morgan & Co. Incorporated ("J.P. Morgan") and E.I. duPont de Nemours and Company accounts. Previously, he was President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan, from 1996 to 1998, and President of the Technology Management Group from 1993 to 1996.

  Bryan Brady joined the Company in 1997 and served as Vice President, Finance of European Business Development and then Vice President, Finance and Administration of the United Kingdom Division. In February 2000 he was elected Vice President and Controller. Prior to joining the Company, he worked for International Computers Ltd. from 1985-1997 and held various executive-level finance positions. Additionally, he also spent seven years in South Africa and Saudi Arabia as general manager of a joint ventures division.

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

  Paul T. Tucker joined the Company in 1996 as a Corporate Development executive, and in August, 1997 was elected Vice President of Corporate Development. From 1990 to 1995 he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company and was an Associate Professor and Senior Research Engineer at the University of Illinois.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange and Pacific Exchange under the ticker symbol "CSC."

  As of June 13, 2000, the number of registered shareholders of Computer Sciences Corporation's common stock was 9,630. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 13, 2000.

                                   2000             1999             1998
                              ---------------  --------------- -----------------
     Calendar Quarter           High    Low     High    Low      High     Low
     ----------------         -------- ------  ------ -------- -------- --------
     1st..................... 94 15/16 72      74 3/8 54 15/16 56 3/4   39 31/32
     2nd..................... 99 7/8*  72 1/8* 69 7/8 52 3/8   65       49 1/8
     3rd.....................                  74     61 7/8   74 7/8   51 1/2
     4th.....................                  94 5/8 57 15/16 70 15/16 46 1/4

--------
* Through June 13, 2000

Item 6. Selected Financial Data

                         COMPUTER SCIENCES CORPORATION

                                                  Five-Year Review
                               ------------------------------------------------------
                               March 31,   April 2,   April 3,  March 28,  March 29,
In thousands except per-share     2000       1999       1998       1997       1996
amounts                        ---------- ---------- ---------- ---------- ----------
Total assets.................  $5,874,124 $5,260,353 $4,274,131 $3,706,719 $3,101,340
Debt:
  Long-term..................     652,367    399,672    739,002    634,867    431,418
  Short-term.................     238,138    436,421     12,110     30,811     71,422
  Current maturities.........      11,089    167,518     22,808     10,383      7,681
                               ---------- ---------- ---------- ---------- ----------
    Total....................     901,594  1,003,611    773,920    676,061    510,521
Stockholders' equity.........   3,043,974  2,588,521  2,171,022  1,820,028  1,535,165
Working capital..............     782,369    661,489    845,804    602,676    505,171
Property and equipment:
  At cost....................   2,744,240  2,368,764  1,992,245  1,707,277  1,280,192
  Accumulated depreciation
   and amortization..........   1,469,321  1,256,557  1,012,617    799,937    584,644
                               ---------- ---------- ---------- ---------- ----------
  Property and equipment,
   net.......................   1,274,919  1,112,207    979,628    907,340    695,548
Current assets to current
 liabilities.................       1.4:1      1.3:1      1.7:1      1.6:1      1.5:1
Debt to total capitalization.       22.9%      27.9%      26.3%      27.1%      25.0%
Book value per share.........      $18.17     $15.67     $13.33     $11.43      $9.87
Stock price range (high).....       94.94      74.88      56.75      43.25      40.38
        (low)................       52.38      46.25      28.94      30.81      23.25

                                               Fiscal Year
                          -------------------------------------------------------
In thousands except per-     2000       1999       1998        1997       1996
share amounts...........  ---------- ---------- ----------  ---------- ----------
Revenues................  $9,370,694 $8,111,405 $7,027,881  $6,014,190 $4,997,365
                          ---------- ---------- ----------  ---------- ----------
Costs of services.......   7,352,544  6,349,471  5,500,478   4,760,673  3,908,588
Selling, general and
 administrative.........     779,367    735,756    640,624     509,407    491,469
Depreciation and
 amortization...........     545,723    456,897    397,805     339,333    276,742
Interest, net...........      40,523     34,408     41,387      31,690     31,728
Special charges.........      41,065               233,219      57,429     76,053
                          ---------- ---------- ----------  ---------- ----------
Total costs and
 expenses...............   8,759,222  7,576,532  6,813,513   5,698,532  4,784,580
                          ---------- ---------- ----------  ---------- ----------
Income before taxes.....     611,472    534,873    214,368     315,658    212,785
Taxes on income.........     208,600    179,371    (60,199)    118,546     93,291
                          ---------- ---------- ----------  ---------- ----------
Net income..............  $  402,872 $  355,502 $  274,567  $  197,112 $  119,494
                          ========== ========== ==========  ========== ==========
Basic earnings per
 common share...........  $     2.42 $     2.17 $     1.71  $     1.26 $     0.78
                          ========== ========== ==========  ========== ==========
Diluted earnings per
 common share...........  $     2.37 $     2.12 $     1.67  $     1.22 $     0.76
                          ========== ========== ==========  ========== ==========
Average common shares
 outstanding............     166,311    164,124    160,881     157,009    153,133
Average common shares
 outstanding assuming
 dilution...............     169,749    167,986    164,501     161,771    157,588

Notes:

  A discussion of "Income Before Taxes" and "Net Income and Earnings per Share" before and after special items is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). A discussion of "Special Items" for fiscal years ended 2000 and 1998 is also included in MD&A. The Fiscal 1997 special charge of $57,429 (24 cents per share after tax) relates to costs and expenses associated with the acquisition of the Continuum Company, Inc. ("Continuum") and to a write-off of acquired research and development related to an acquisition by a company subsequently acquired by CSC and accounted for as a pooling of interests. The fiscal 1996 special charge of $76,053 (40 cents per share after tax) relates to two acquisitions by Continuum which was subsequently acquired by CSC and accounted for as a pooling of interests.

  The selected financial data have been restated for fiscal 1996 through 1999 to include the results of business combinations accounted for as poolings of interests.

  No dividends were paid by CSC during the five years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

  Revenues for the Global Commercial and U.S. Federal Sector segments for fiscal years 2000, 1999 and 1998 are as follows:

                                     Fiscal 2000      Fiscal 1999    Fiscal 1998
                                   ---------------- ---------------- -----------
                                            Percent          Percent
                                    Amount  Change   Amount  Change    Amount
Dollars in millions                -------- ------- -------- ------- -----------
  U. S. Commercial................ $3,560.6    12%  $3,181.2    12%   $2,846.9
  Europe..........................  2,526.0    12    2,250.1    27     1,771.0
  Other International.............    902.8    81      499.4    24       403.3
                                   --------         --------          --------
Global Commercial.................  6,989.4    18    5,930.7    18     5,021.2
U. S. Federal Sector..............  2,378.1     9    2,180.2     9     2,006.6
Corporate ........................      3.2               .5                .1
                                   --------         --------          --------
Total............................. $9,370.7    16   $8,111.4    15    $7,027.9
                                   ========         ========          ========

  The Company's 16% overall revenue growth for fiscal 2000 over 1999 resulted principally from the successful expansion of its broad range of end-to-end I/T services reflecting its geographic span and the markets served.

  Effective November 16, 1999, the Company acquired Nichols Research Corporation ("Nichols"), in a transaction accounted for as a pooling of interests. Accordingly, CSC's consolidated financial statements for periods prior to November 16, 1999 have been restated to include the financial position and results of operations for Nichols. The restatement combines results from Nichols' fiscal 1999 and 1998, which ended August 31, with results from CSC's fiscal 1999 and 1998, which ended April 2 and April 3, respectively. Therefore, the restated twelve month results for fiscal 1999 and 1998 reflect Nichols' twelve months ended August 31. The restated fiscal 2000 data include Nichols' results based on CSC's fiscal year. Due to the alignment of fiscal periods, Nichols' results of operations for the same five months of April to August 1999 are reported in both CSC's fiscal 2000 and 1999.

  Global commercial revenue grew 18%, or $1,058.7 million, during fiscal 2000. In constant currency, global commercial revenue grew 20%. Over 60% of the global commercial growth was provided by international operations. The Company announced over $6.9 billion in new global commercial business awards during fiscal 2000 compared with the $2.2 billion announced during fiscal 1999.

  For fiscal 2000, U.S. commercial revenue grew 12%, or $379.4 million. Nearly two-thirds of the growth was generated by increases in outsourcing activities. Fiscal 2000 outsourcing revenue growth was fueled by major new contracts including United Technologies Corporation and Enron Energy Services. The remainder of the U.S. Commercial growth was provided principally by consulting and systems integration services and increases from the Company's financial services and healthcare vertical markets. For fiscal 1999, U.S. commercial revenue grew 12%, or 16% when excluding fiscal 1998 revenue from activities in the Company's collections and telecommunications operations, which were subsequently sold or phased out. More than two-thirds of the U.S. commercial growth was generated by information technology outsourcing contracts. The remainder of the growth resulted from demand for consulting and systems integration activities and further expansion in the Company's financial services and healthcare vertical markets.

  The Company's European operations generated revenue growth of 12%, or $275.9 million, for fiscal 2000 compared to 1999. The growth was principally due to
(a) expansion of outsourcing services provided in the United Kingdom, (b) the acquisition of two major Italian providers of information technology services and a partial year's benefit associated with the fiscal 1999 acquisition of Paris-based KPMG Peat Marwick SA ("KPMG"), a management consulting and information technology services firm, and (c) increased demand in

Germany for consulting and systems integration activities and enterprise resource planning ("ERP") services. For fiscal 1999 compared to fiscal 1998, CSC's European operations accounted for revenue growth of 27%, or $479 million. Three factors generated the Company's growth in Europe: (a) outsourcing services provided to British Aerospace plc, E. I. du Pont de Nemours and Company and Hartmann & Braun, (b) the acquisition of Paris-based KPMG, and (c) continued strong demand throughout Europe for consulting and systems integration activities and ERP services.

  Other international operations provided revenue growth of 81%, or $403.4 million, during fiscal 2000. The growth was primarily attributable to the acquisition of G.E. Capital ITS based in Australia, expansion of other business in Australia, and a partial year's benefit associated with the fiscal 1999 acquisition of Singapore-based CSA Holdings, Ltd. ("CSA"). During fiscal 1999, other international revenue increased 24% or $96.1 million. The growth was primarily attributable to the acquisition of CSA, expansion of the financial services sector and additional outsourcing activities in Australia.

  The Company's U.S. federal sector revenues were derived from the following sources:

                                      Fiscal 2000      Fiscal 1999   Fiscal 1998
                                    ---------------- --------------- -----------
                                             Percent  Amount  Change
                                     Amount  Change  Percent  Amount   Amount
Dollars in millions                 -------- ------- -------- ------ -----------
Department of Defense.............. $1,474.1     4%  $1,421.6    2%   $1,387.7
Civil agencies.....................    799.5    17      683.8   18       578.6
Other..............................    104.5    40       74.8   86        40.3
                                    --------         --------         --------
Total U. S. Federal................ $2,378.1     9   $2,180.2    9    $2,006.6
                                    ========         ========         ========

  Revenue from the U.S. federal sector increased 9% during fiscal 2000 versus 1999. The increase was principally related to activity with the Internal Revenue Service ("IRS") contract, the National Aeronautics and Space Administration ("NASA") Stennis Facilities Operations contract, and additional task orders on various Civil agency and Department of Defense ("DOD") contracts. Revenue for fiscal 1999 compared to 1998 increased 9%. The increase is attributable to additional task orders with the General Services Administration, increased ordering of a management information system for the DOD and the acquisition of the DOD Ballistic Missile Defense Organization support contract. Revenue gains during fiscal 1999 were partially offset by reductions in work performed for NASA and the winding down of several contracts.

  During fiscal 2000, CSC announced federal contract awards with a total value of $4.4 billion, compared with the $2.9 billion and $1 billion announced during fiscal 1999 and 1998, respectively. In addition, during December 1998, the IRS selected the CSC PRIME Alliance to enter into a strategic partnership with the IRS to modernize the U.S. tax system. This award, the value of which is not quantified, has the potential to become the Company's largest contract to date.

Costs and Expenses

  The Company's costs and expenses before special charges were as follows:

                                                              Percentage of
                                         Dollar Amount           Revenue
                                   -------------------------- ----------------
                                     2000     1999     1998   2000  1999  1998
Dollars in millions                -------- -------- -------- ----  ----  ----
Costs of services................. $7,352.5 $6,349.5 $5,500.5 78.5% 78.3% 78.3%
Selling, general and
 administrative...................    779.4    735.7    640.6  8.3   9.1   9.1
Depreciation and amortization.....    545.7    456.9    397.8  5.8   5.6   5.6
Interest expense, net.............     40.5     34.4     41.4   .4    .4    .6
                                   -------- -------- -------- ----  ----  ----
  Total........................... $8,718.1 $7,576.5 $6,580.3 93.0% 93.4% 93.6%
                                   ======== ======== ======== ====  ====  ====

Costs of Services

  For fiscal 2000, the Company's costs of services as a percent of revenue increased slightly to 78.5% from 78.3%. The change was driven principally by the Company's revenue mix including the expansion of operations in Asia which has a higher rate of cost of services and is less capital intensive in comparison with the rest of the Company's operations. For fiscal 1999, the Company's costs of services as a percent of revenue was unchanged versus fiscal 1998.

Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 8.3% from 9.1% for fiscal 2000 versus 1999. The decrease was due to a number of performance improvements and management's increased focus regarding discretionary costs owing to the uncertainty of the marketplace in large part caused by the transition to the Year 2000.

  For fiscal 1999, SG&A as a percent of revenue was unchanged compared to fiscal 1998.

Special Items

  Special items of $41.1 million ($29.8 million after tax), or 18 cents per share, were recorded during fiscal 2000. The Company recorded a special item of $39.1 million ($28.5 million after tax) representing merger-related charges and other transaction costs associated with the November 16, 1999 acquisition of Nichols. Also during fiscal 2000, the Company recorded a special item of $2 million ($1.3 million after tax) for legal and other costs, net of recoveries, associated with the final resolution of the remaining issues relating to the Company's fiscal 1998 response to a failed take-over attempt.

  There were no special items during fiscal 1999.

  The fiscal 1998 special items represent costs, expenses and benefits associated with developments at CSC Enterprises, the Company's response to a failed take-over attempt and merger-related charges associated with several acquisitions made by Nichols. The Company recorded a first quarter net special credit of $1.7 million, or 1 cent per share, at CSC Enterprises, a general partnership which then operated certain of the Company's credit services operations and carried out other business strategies through acquisition and investment. The net credit resulted from a tax benefit of $135 million and an after-tax charge of $133.3 million ($208.4 million before tax). During the first quarter, several partners withdrew from CSC Enterprises. These withdrawals caused CSC Enterprises to take actions which caused CSC to recognize an increase in the tax basis of certain assets. As required by Statement of Financial Accounting Standards ("SFAS") No. 109, this tax basis increase from the previous tax basis resulted in a deferred tax asset of $135 million and a corresponding reduction in the Company's provision for taxes. The tax basis increase is temporary and will be realized over time through an increase in depreciation and amortization expense for income tax purposes. In connection with the partner withdrawals and related developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, plans were initiated to eliminate certain offerings and write down assets, primarily within its telecommunications operations. As a result of these plans, a pre-tax special charge of $208.4 million ($133.3 million after tax) was recognized. The charge is comprised of goodwill write-offs of $56.3 million ($35 million after tax), contract termination costs of $54.3 million ($33.8 million after tax), deferred contract costs and other assets of $33.1 million ($20.5 million after tax), telecommunications software and accruals of $35.8 million ($22.3 million after tax), telecommunications property, equipment and intangible assets of $18.9 million ($11.7 million after tax), and other non-deductible costs of $10 million.

  During the fourth quarter of fiscal 1998, the Company recorded a before-tax special charge of $20.7 million, or equivalent to 8 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14.4 million for investment banking expenses and $6.3 million for other expenses such as legal costs, public relations and shareholder communications.

  Also, during fiscal 1998, special charges of $4.1 million, or 2 cents per share after tax, were recorded by Nichols. The charges were comprised of $2.2 million for purchased in-process research and development activities and other merger-related expenses in connection with several acquisitions made during the year and $1.9 million related to impairment of assets.

Income Before Taxes

  The Company's income before taxes and margin for the most recent three fiscal years is as follows:

                                               Dollar Amount         Margin
                                            -------------------- ----------------
                                             2000   1999   1998  2000  1999  1998
Dollars in millions                         ------ ------ ------ ----  ----  ----
Before special charges..................... $652.5 $534.9 $447.6 7.0%  6.6%  6.4%
Income before taxes........................  611.5  534.9  214.4 6.5   6.6   3.1

  Income before special charges and taxes improved during fiscal 2000 as a percentage of revenue. The .4% margin improvement to 7% principally relates to lower SG&A expenses as a percent of revenue in the Company's U.S. Federal sector and U.S. commercial operations.

  During fiscal 1999, income before taxes as a percentage of revenue improved primarily due to lower net interest expense.

Taxes

  The provision for (benefit from) income taxes as a percentage of pre-tax earnings was 34.1%, 33.5% and (28.1)% for the three years ended March 31, 2000. The fiscal 1998 rate includes the tax benefit associated with the partnership withdrawals at CSC Enterprises during that year. Before special items, the tax rate was 33.7% and 35.4% for fiscal 2000 and 1998, respectively. The decrease in the fiscal 1999 tax rate from 35.4% to 33.5% is principally the result of utilization of foreign operating losses not previously recognized and research tax credits.

Net Income and Earnings per Share

  The Company's net income and diluted earnings per share for fiscal years 2000, 1999 and 1998 is as follows:

                                             Dollar Amount         Margin
                                          -------------------- ----------------
                                           2000   1999   1998  2000  1999  1998
Dollars in millions, except EPS           ------ ------ ------ ----  ----  ----
Net income:
  Before special items................... $432.7 $355.5 $289.3 4.6%  4.4%  4.1%
  As reported............................  402.9  355.5  274.6 4.3   4.4   3.9
Diluted earnings per share:
  Before special items...................   2.55   2.12   1.76
  As reported............................   2.37   2.12   1.67

  During fiscal 2000, the Company's net income margin decreased to 4.3% from 4.4%. The decrease is related to the special items incurred during fiscal 2000 which reduced net income by $29.8 million or .3% of revenue. For fiscal 1999, the Company's net income margin increased to 4.4% from 3.9%, primarily related to lower net interest, a lower tax rate and no special items recorded.

  Before special items, the net earnings margin was 4.6% for fiscal 2000, 4.4% for fiscal 1999 and 4.1% for 1998. The improvement for fiscal 2000 was attributable to lower SG&A as a percent of revenue.

Cash Flows

                                    Fiscal 2000       Fiscal 1999    Fiscal 1998
                                 ------------------ ---------------- -----------
                                            Percent          Percent
                                  Amount    Change  Amount   Change    Amount
Dollars in millions              ---------  ------- -------  ------- -----------
Net cash from operations.......  $   946.3     12%  $ 847.3     43%    $ 593.4
Net cash used in investing.....   (1,176.6)    58    (742.8)    24      (599.1)
Net cash (used) provided by
 financing.....................     (111.4)           227.7     41       161.9
Effect of exchange rate changes
 on cash and cash equivalents..       (3.7)             (.3)              (4.9)
                                 ---------          -------            -------
Net (decrease) increase in cash
 and cash equivalents..........     (345.4)           331.9              151.3
Cash at beginning of year......      617.9            286.0              134.7
Effect of pooling restatement..      (12.1)
                                 ---------          -------            -------
  Cash at end of year..........  $   260.4          $ 617.9            $ 286.0
                                 =========          =======            =======

  Historically, the majority of the Company's cash has been provided from operating activities. The increases in cash from operations during fiscal 2000 and 1999 are principally the result of higher earnings and non-cash charges (depreciation and amortization) partially offset by increased working capital requirements.

  The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding global commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company's investments also include several acquisitions accounted for under the purchase method of accounting during fiscal 1998 through 2000.

  As described above, a majority of the Company's capital investments have been funded by cash from operations. During fiscal 1999 the Company, issued $200 million of 6.25% notes due in 2009. Proceeds were used for general corporate purposes and to repay $150 million of 6.80% notes due April 1999.

Liquidity and Capital Resources

  The balance of cash and cash equivalents was $260.4 million at March 31, 2000, $617.9 million at April 2, 1999 and $286 million at April 3, 1998. During this period, the Company's earnings have added substantially to equity. At the end of fiscal 2000, CSC's ratio of debt to total capitalization was 22.9%.

                                                     2000      1999      1998
   Dollars in millions                             --------  --------  --------
   Debt........................................... $  901.6  $1,003.6  $  773.9
   Equity.........................................  3,044.0   2,588.5   2,171.0
                                                   --------  --------  --------
   Total capitalization........................... $3,945.6  $3,592.1  $2,944.9
                                                   ========  ========  ========
   Debt to total capitalization...................     22.9%     27.9%     26.3%

  During fiscal 2000, the Company replaced its expiring credit agreement with a new credit facility. The new credit facility replaced the $490 million credit agreement with a $250 million short term credit agreement and a $250 million long term credit agreement that expires in August 2004. At the end of fiscal 2000, approximately $84 million was available for borrowing under this program as compared to $115 million at the end of fiscal 1999. In addition, the Company had uncommitted lines of credit of $185 million available with a domestic bank and several foreign banks.

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

Year 2000

  As previously reported in the Company's fiscal 2000 third quarter 10-Q, the Company did not experience any significant problems caused by year 2000 issues related to the Company's internal systems, contractual obligations to customers or non-performance of suppliers. Based on currently available information, the Company does not expect any future year 2000 issues.

Euro Introduction

  On January 1, 1999 the euro currency was introduced in 11 of the 15 member countries in the European Union. Although euro notes and coins will not be available until the latter part of the transition period in 2002, the euro is traded on the currency exchanges and is available for non-cash transactions.

  The Company established a European steering group during 1997 to determine the Company's approach to the euro and to develop plans to ensure that customer expectations and statutory requirements are met. The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in euros and all European intercompany transactions since January 1, 1999 have been invoiced and settled in euros in the participating countries. The Company's European operations has completed the development of the infrastructure that provides all the internal systems functionality required to deal with the euro during the transition period and thereafter. The transition period lasts until July 2002 when the national currencies will no longer be legal tender. The incremental system cost to CSC of introducing the euro will not be material.

  As of March 31, 2000, the transition to the euro has not resulted in any material adverse impact on CSC's financial position or results of operations. Furthermore, CSC will continue to review the impact of the euro conversion during the remaining transition period, but does not expect it to have a material impact on its overall financial position or results of operations.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date by one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

  During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of internal use computer software costs provided that certain criteria are met. These capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The adoption of this statement effective April 3, 1999 had no material impact on the company's consolidated financial position, results of operations or cash flows.

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

  These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures;
(ii) the Company's ability to consummate strategic acquisitions and alliances;
(iii) the Company's ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company's commercial customers; (viii) the future profitability of the Company's customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

  The Company has fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings or cash flows.

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

  During fiscal 2000, 37% of the Company's revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical ten-percent increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.7% or $346 million, while a hypothetical ten-percent decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.7% or $346 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. Dollar against all currencies in either direction would impact the Company's earnings before interest and taxes by $18 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

  At March 31, 2000, the Company had approximately $116 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $107 million of non-U.S. dollar borrowings.

Item 8. Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   19
Consolidated Balance Sheets as of March 31, 2000 and April 2, 1999 .......   20
Consolidated Statements of Income for the fiscal years ended March 31,
 2000, April 2, 1999 and April 3, 1998....................................   22
Consolidated Statements of Cash Flows for the fiscal years ended March 31,
 2000, April 2, 1999 and April 3, 1998....................................   23
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 March 31, 2000, April 2, 1999 and April 3, 1998..........................   24
Notes to Consolidated Financial Statements................................   25
Quarterly Financial Information (Unaudited)...............................   43

                                   Schedule

Schedule VIII--Valuation and Qualifying Accounts..........................   50

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

           INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

  We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of March 31, 2000 and April 2, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of March 31, 2000 and April 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 22, 2000

                         COMPUTER SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   April 2,
                                                           2000       1999
In thousands                                            ---------- ----------
Current assets:
  Cash and cash equivalents............................ $  260,403 $  617,879
  Receivables, net of allowance for doubtful accounts
   of $72,981 (2000) and $81,549 (1999) (notes 4 and
   10).................................................  2,191,519  1,890,461
  Prepaid expenses and other current assets............    314,413    296,352
                                                        ---------- ----------
    Total current assets...............................  2,766,335  2,804,692
                                                        ---------- ----------

Investments and other assets:
  Software, net of accumulated amortization of $199,065
   (2000) and $160,761 (1999)............................  267,577    172,184
  Excess of cost of businesses acquired over related
   net assets, net of accumulated amortization of
   $155,255 (2000) and $120,917 (1999).................    903,194    726,951
  Other assets.........................................    662,099    444,319
                                                        ---------- ----------
    Total investments and other assets.................  1,832,870  1,343,454
                                                        ---------- ----------

Property and equipment--at cost (note 5):
  Land, buildings and leasehold improvements...........    413,741    364,168
  Computers and related equipment......................  2,067,988  1,798,784
  Furniture and other equipment........................    262,511    205,812
                                                        ---------- ----------
                                                         2,744,240  2,368,764
  Less accumulated depreciation and amortization.......  1,469,321  1,256,557
                                                        ---------- ----------
    Property and equipment, net........................  1,274,919  1,112,207
                                                        ---------- ----------
                                                        $5,874,124 $5,260,353
                                                        ========== ==========


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,    April 2,
                                                             2000        1999
In thousands except shares                                ----------  ----------
Current liabilities:
  Short-term debt and current maturities of long-term
   debt (note 5)......................................... $  249,227  $  603,939
  Accounts payable.......................................    406,905     403,154
  Accrued payroll and related costs (note 6).............    485,821     405,160
  Other accrued expenses.................................    598,546     460,937
  Deferred revenue.......................................    137,061     138,340
  Federal, state and foreign income taxes (note 3).......    106,406     131,673
                                                          ----------  ----------
    Total current liabilities............................  1,983,966   2,143,203
                                                          ----------  ----------
Long-term debt, net of current maturities (note 5).......    652,367     399,672
                                                          ----------  ----------
Deferred income taxes (note 3)...........................     83,796
                                                          ----------  ----------
Other long-term liabilities (note 6).....................    110,021     128,957
                                                          ----------  ----------
Commitments and contingencies (notes 6 and 7)............
Stockholders' equity (notes 5, 8 and 9)..................
  Preferred stock, par value $1 per share; authorized
   1,000,000 shares; none issued.........................
  Common stock, par value $1 per share; authorized
   275,000,000 shares; issued 167,903,047 (2000) and
   165,520,548 (1999)....................................    167,903     165,521
  Additional paid-in capital.............................    907,123     823,285
  Earnings retained for use in business..................  2,061,043   1,667,734
  Accumulated other comprehensive loss...................    (75,800)    (53,235)
                                                          ----------  ----------
                                                           3,060,269   2,603,305
  Less common stock in treasury, at cost, 394,915 shares
   (2000) and 369,607 shares (1999)........................  (16,140)    (14,413)
  Unearned restricted stock and other (note 8)...........       (155)       (371)
                                                          ----------  ----------
    Stockholders' equity, net............................  3,043,974   2,588,521
                                                          ----------  ----------
                                                          $5,874,124  $5,260,353
                                                          ==========  ==========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Fiscal Year Ended
                                             ----------------------------------
                                             March 31,    April 2,    April 3,
                                                2000        1999        1998
In thousands except per-share amounts        ----------  ----------  ----------
Revenues.................................... $9,370,694  $8,111,405  $7,027,881
                                             ----------  ----------  ----------

Costs of services...........................  7,352,544   6,349,471   5,500,478

Selling, general and administrative.........    779,367     735,756     640,624

Depreciation and amortization...............    545,723     456,897     397,805

Interest expense............................     58,135      49,358      51,418

Interest income.............................    (17,612)    (14,950)    (10,031)

Special charges (note 2)....................     41,065                 233,219
                                             ----------  ----------  ----------

Total costs and expenses....................  8,759,222   7,576,532   6,813,513
                                             ----------  ----------  ----------

Income before taxes.........................    611,472     534,873     214,368

Taxes on income (notes 2 and 3).............    208,600     179,371     (60,199)
                                             ----------  ----------  ----------

Net income.................................. $  402,872  $  355,502  $  274,567
                                             ==========  ==========  ==========

Earnings per common share:

  Basic..................................... $     2.42  $     2.17  $     1.71
                                             ==========  ==========  ==========

  Diluted................................... $     2.37  $     2.12  $     1.67
                                             ==========  ==========  ==========



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Fiscal Year Ended
                                             ---------------------------------
                                              March 31,   April 2,   April 3,
                                                2000        1999       1998
In thousands                                 -----------  ---------  ---------
Cash flows from operating activities:
  Net income................................ $   402,872  $ 355,502  $ 274,567
  Adjustments to reconcile net income to net
   cash provided:
    Depreciation and amortization...........     545,723    456,897    397,805
    Deferred taxes..........................      68,791     89,400    (96,343)
    Special items, net of tax...............      17,014               101,847
    Provision for losses on accounts
     receivable.............................       6,070      9,226     20,411
    Changes in assets and liabilities, net
     of effects of acquisitions:
      Increase in receivables...............    (278,679)  (243,188)  (239,893)
      Increase in prepaid expenses..........      (9,035)    (8,674)   (86,815)
      Increase in accounts payable and
       accruals.............................     159,457     72,894    109,956
      Increase in income taxes payable......      44,446     98,385     99,047
      (Decrease) increase in deferred
       revenue..............................      (4,019)    10,042     13,817
      Other changes, net....................      (6,372)     6,867     (1,041)
                                             -----------  ---------  ---------
  Net cash provided by operating activities.     946,268    847,351    593,358
                                             -----------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.......    (585,593)  (438,926)  (358,589)
  Outsourcing contracts.....................    (218,689)   (85,286)  (145,974)
  Acquisitions, net of cash acquired........    (294,239)  (184,281)  (116,447)
  Dispositions..............................      29,875     37,947     75,827
  Software..................................    (127,129)   (87,598)   (64,774)
  Other investing cash flows, net...........      19,219     15,357     10,834
                                             -----------  ---------  ---------
  Net cash used in investing activities.....  (1,176,556)  (742,787)  (599,123)
                                             -----------  ---------  ---------
Cash flows from financing activities:
  Net borrowing (repayment) of commercial
   paper....................................      40,504        (42)    77,953
  Borrowings under lines of credit..........      75,989     70,440     66,281
  Repayment of borrowings under lines of
   credit...................................     (89,671)   (59,679)   (83,022)
  Proceeds from term debt issuance..........                200,000     32,568
  Principal payments on long-term debt......    (179,471)   (35,940)   (12,260)
  Proceeds from stock option transactions...      57,079     49,684     67,048
  Other financing cash flows, net...........     (15,780)     3,190     13,356
                                             -----------  ---------  ---------
  Net cash (used in) provided by financing
   activities...............................    (111,350)   227,653    161,924
                                             -----------  ---------  ---------
Effect of exchange rate changes on cash and
 cash equivalents...........................      (3,717)      (301)    (4,886)
                                             -----------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents................................    (345,355)   331,916    151,273
Cash and cash equivalents at beginning of
 year.......................................     617,879    285,963    134,690
Effect of pooling restatement...............     (12,121)
                                             -----------  ---------  ---------
Cash and cash equivalents at end of year.... $   260,403  $ 617,879  $ 285,963
                                             ===========  =========  =========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Earnings    Accumulated              Unearned
                             Common Stock     Additional  Retained       Other      Common    Restricted
                         --------------------  Paid-In   for Use in  Comprehensive Stock in   Stock and
In thousands except        Shares     Amount   Capital    Business   Income (Loss) Treasury     Other       Total
shares                   ----------- -------- ---------- ----------  ------------- ---------  ---------- -----------
Balance at March 28,
 1997...................  82,586,625 $ 82,587  $652,980  $1,116,728    $ (14,625)  $ (11,982)  $(5,660)  $1,820 ,028
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Comprehensive income:
Net income..............                                    274,567                                          274,567
Currency translation
 adjustment.............                                                 (23,287)                            (23,287)
Unfunded pension
 obligation.............                                                  (1,779)                             (1,779)
                                                                                                         -----------
 Comprehensive income...                                                                                     249,501
                                                                                                         -----------
Stock option
 transactions...........   2,264,962    2,264    96,625                               (1,047)                 97,842
Amortization and
 forfeitures of
 restricted stock.......                                                                           109           109
Repayment of notes......                                                                         4,282         4,282
Adjustments for pooling
 of interests...........                                       (479)                                            (479)
Effect of two-for-one
 stock split............  78,322,626   78,323               (78,323)
Stock purchase rights
 redemption.............                                       (261)                                            (261)
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Balance at April 3,
 1998................... 163,174,213  163,174   749,605   1,312,232      (39,691)    (13,029)   (1,269)    2,171,022
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Comprehensive income:
Net income..............                                    355,502                                          355,502
Currency translation
 adjustment.............                                                 (12,860)                            (12,860)
Unfunded pension
 obligation.............                                                    (684)                               (684)
                                                                                                         -----------
 Comprehensive income...                                                                                     341,958
                                                                                                         -----------
Stock option
 transactions...........   2,346,335    2,347    73,680                               (1,384)                 74,643
Amortization and
 forfeitures of
 restricted stock.......                                                                           893           893
Repayment of notes......                                                                             5             5
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Balance at April 2,
 1999................... 165,520,548  165,521   823,285   1,667,734      (53,235)    (14,413)     (371)    2,588,521
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Comprehensive income:
Net income..............                                    402,872                                          402,872
Currency translation
 adjustment.............                                                 (30,547)                            (30,547)
Unfunded pension
 obligation.............                                                   1,060                               1,060
Unrealized gain on
 available for sale
 securities.............                                                   6,922                               6,922
                                                                                                         -----------
 Comprehensive income...                                                                                     380,307
                                                                                                         -----------
Stock option
 transactions...........   2,382,499    2,382    83,838                               (1,727)                 84,493
Amortization and
 forfeitures of
 restricted stock.......                                                                           203           203
Repayment of notes......                                                                            13            13
Adjustments for pooling
 of interests...........                                     (9,563)                                          (9,563)
                         ----------- --------  --------  ----------    ---------   ---------   -------   -----------
Balance at March 31,
 2000................... 167,903,047 $167,903  $907,123  $2,061,043    $(75,800)   $(16,140)   $ (155)    $3,043,974
                         =========== ========  ========  ==========    =========   =========   =======   ===========

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

Business Combination

  CSC acquired Nichols Research Corporation ("Nichols") on November 16, 1999. Upon consummation of the merger, Nichols became a wholly owned subsidiary of the Company. Each outstanding share of Nichols common stock was converted into
 .423 shares of common stock of the Company and each outstanding option to purchase shares of common stock was converted into an option to purchase .423 shares of CSC common stock. The acquisition has been accounted for under the pooling of interests method, and previously reported consolidated financial statements of the Company for periods ended prior to November 16, 1999 have been restated. The restatement combines results from Nichols' fiscal 1999 and 1998, which ended August 31, with results from CSC's fiscal 1999 and 1998, which ended April 2 and April 3, respectively. Therefore, the restated twelve months for fiscal 1999 and 1998 reflect Nichols' twelve months ended August
31. The restated fiscal 2000 data include results based on CSC's fiscal year. Due to the alignment of fiscal periods, Nichols' results of operations for the same five month period of April to August 1999 are reported in both CSC's fiscal 2000 and 1999. As a result, Nichols' revenue of $220,551 and net income of $9,563 are included in both fiscal 2000 and 1999. On this basis for the six months ended October 1, 1999 and fiscal years 1999 and 1998 (periods prior to the merger), Nichols' revenues were $245,918, $451,440 and $427,043, respectively, and net income was $9,820, $14,345 and $14,198, respectively.

Other Acquisitions

  During the three fiscal years ended March 31, 2000, the Company made a number of acquisitions in addition to the one described above which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired tangible assets with an estimated fair value of $146,000, $239,000 and $64,000; and assumed liabilities of $89,000, $195,000 and $49,000 for fiscal 2000, 1999 and 1998 respectively. The excess of cost of businesses acquired over related net assets was $262,000, $175,000 and $101,000 for the three fiscal years ended 2000.

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

  Included in software are unamortized capitalized software development costs of $168,663 and $122,208 as of March 31, 2000 and April 2, 1999, respectively. The related amortization expense was $34,337, $22,378 and $17,358 for the three fiscal years ended March 31, 2000.

  Included in other assets are deferred contract costs related to the initial purchase of assets under outsourcing contracts. The balance of such costs, net of amortization, was $155,757 and $92,717 as of March 31, 2000 and April 2, 1999, respectively. The related amortization expense was $26,893, $18,408 and $15,371 for the three fiscal years ended March 31, 2000.

  The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

Cash Flows

  Cash payments for interest on indebtedness and cash payments (refunds) for taxes on income are as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                        2000     1999     1998
                                                       ------- --------  -------
     Interest......................................... $59,429 $ 46,189  $51,376
     Taxes on income..................................  97,608  (20,510)  39,802

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

Stock Split

  All historical weighted average and per share amounts in the Consolidated Statements of Income have been restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid on March 23, 1998. The Consolidated Statements of Stockholders' Equity reflects the actual number and par value of the issued and outstanding shares for fiscal 1998. The Consolidated Statements of Stockholders' Equity reflects the actual stock dividend in the period paid.

Earnings per Share

  Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

  Basic and diluted earnings per share are calculated as follows:

                                                            Fiscal Year
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
     Net income for basic and diluted EPS........... $402,872 $355,502 $274,567
                                                     ======== ======== ========
     Common share information (in thousands)
       Average common shares outstanding
        for basic EPS...............................  166,311  164,124  160,881
       Dilutive effect of stock options.............    3,438    3,862    3,620
                                                     -------- -------- --------
       Shares for diluted EPS.......................  169,749  167,986  164,501
                                                     ======== ======== ========
     Basic EPS...................................... $   2.42 $   2.17 $   1.71
     Diluted EPS....................................     2.37     2.12     1.67

  The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 135,797, 88,451 and 95,310 for the years ended March 31, 2000, April 2, 1999 and April 3, 1998, respectively.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 1--Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

  During fiscal 2000 the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of internal use computer software costs provided certain criteria are met. These capitalized costs will be amortized on a straight-line basis over the useful life of the software. The adoption of SOP 98-1 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date by one year to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

  Certain reclassifications have been made to the prior years' financial statements in order to conform to the current presentation.

Note 2--Special Items

  Special items of $41,065 ($29,845 after tax), or 18 cents per share, were recorded during fiscal 2000.

  During the third quarter ended December 31, 1999, the Company recorded a special item of $39,068 ($28,519 after tax), or 17 cents per share after tax, related to the November 16 acquisition of Nichols. This charge is comprised of $9,304 for investment banking and other transaction expenses; $23,462 related to the write-off of capitalized software attributable to duplicate market offerings and the write-off of other assets and intangibles; and $6,303 related to employee severance costs and elimination of duplicate facilities. The involuntary termination benefits accrued and expensed were $5,060 and related to 60 employees; as of March 31, 2000, approximately $4,232 had been paid.

  The Company also recorded a special item of $1,997 ($1,326 after tax) for legal and other costs, net of recoveries, associated with the final resolution, during the third quarter, of the remaining issues relating to the Company's fiscal 1998 response to a failed take-over attempt.

  There were no special items during fiscal 1999.

  Special items in fiscal 1998 represent costs, expenses and benefits associated with developments at CSC Enterprises, the Company's response to a failed take-over attempt and merger-related charges associated with several acquisitions made by Nichols.

  During the first quarter of fiscal 1998, CSC recorded a net special credit of $1,707, or 1 cent per share, at CSC Enterprises, a general partnership of which CSC, through one of its affiliates, is the managing general partner. This net credit resulted from a tax benefit of $135,000 and an after-tax special charge of $133,293 ($208,393 before tax). During the quarter, several partners withdrew from CSC Enterprises. These withdrawals

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 2--Special Items (continued)

caused CSC Enterprises to take actions that caused CSC to recognize an increase in the tax basis of certain assets. As required by SFAS No. 109, this tax basis increase from the previous tax basis resulted in a deferred tax asset of $135,000 and a corresponding reduction of CSC's provision for income taxes during the quarter. The tax basis increase is temporary and will be realized over time through an increase in depreciation and amortization expense for income tax purposes. In connection with the partner withdrawals and related developments, CSC Enterprises reviewed its operations, its market opportunities and the carrying value of its assets. Based on this review, certain offerings and assets were eliminated, primarily within its telecommunications operations. As a result of these plans, CSC recognized a pre-tax special charge of $208,393 ($133,293 after tax). This special charge included goodwill write-offs of $56,300 ($35,000 after tax), contract termination costs of $54,300 ($34,000 after tax), deferred contract costs and other assets of $33,093 ($20,493 after tax), telecommunications software and accruals of $35,800 ($22,300 after tax), telecommunications property, equipment and intangible assets of $18,900 ($11,700 after tax) and other non-deductible costs of $10,000.

  During the fourth quarter of fiscal 1998, the Company recorded a before-tax special charge of $20,700, or 8 cents per share after tax, for costs relating to the Company's response to a failed take-over attempt. The charge is comprised of $14,400 for investment banking expenses and $6,300 for other expenses such as legal costs, public relations and shareholder communications.

  Also, during fiscal 1998, special charges of $4,126, or 2 cents per share after tax, were recorded by Nichols. The charges were comprised of $2,000 for purchased in-process research and development activities and $226 for merger-related expenses in connection with several acquisitions made during the year and $1,900 related to the impairment of assets within Nichols' insurance line of business.

Note 3--Income Taxes

  The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

                                                            Fiscal Year
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
     Domestic entities.............................. $404,571 $380,606 $119,937
     Entities outside the United States.............  206,901  154,267   94,431
                                                     -------- -------- --------
                                                     $611,472 $534,873 $214,368
                                                     ======== ======== ========

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 3--Income Taxes (continued)

  The provisions (credits) for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

                                                           Fiscal Year
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
     Current portion:
       Federal....................................  $ 40,375 $ 39,116 $ (2,509)
       State......................................     5,517    6,493     (646)
       Foreign....................................    93,917   44,362   39,299
                                                    -------- -------- --------
                                                     139,809   89,971   36,144
                                                    -------- -------- --------
     Deferred portion:
       Federal....................................    50,832   77,373  (83,723)
       State......................................    12,714   10,534   (9,129)
       Foreign....................................     5,245    1,493   (3,491)
                                                    -------- -------- --------
                                                      68,791   89,400  (96,343)
                                                    -------- -------- --------
         Total provision (credit) for taxes.......  $208,600 $179,371 $(60,199)
                                                    ======== ======== ========

  Included in the fiscal 1998 current portion is $27,000 (composed of $26,200 federal and $800 state) of the $135,000 deferred tax asset described in Note 2 and $81,900 related to the other fiscal 1998 special items, also described in
Note 2. The fiscal 1998 deferred portion includes the remaining $108,000 (composed of $104,800 federal and $3,200 state) of the $135,000 deferred tax asset.

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                Fiscal Year
                              --------------------
                              2000   1999    1998
                              ----   -----   -----
     Statutory rate.......... 35.0 %  35.0 %  35.0 %
     State income tax, less
      effect of federal
      deduction..............  1.9     2.1     2.3
     Goodwill and other
      intangibles
      amortization........... (1.2)     .4      .6
     Utilization of tax
      credits/losses......... (1.7)   (1.0)   (2.0)
     Special items...........   .5   (63.7)
     Foreign rate
      differential...........  4.7    (2.2)
     Depreciable asset basis
      adjustment............. (3.3)
     Other................... (1.8)    (.8)    (.4)
                              ----   -----   -----
     Effective tax rate...... 34.1 %  33.5 % (28.2)%
                              ====   =====   =====

  The fiscal 1998 special items percentage relates principally to the $135,000 tax benefit described in Note 2.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 3--Income Taxes (continued)

  The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

                                                          March 31,  April 2,
                                                            2000       1999
                                                          ---------  ---------
     Deferred tax assets (liabilities)
       Deferred income................................... $  17,028  $   7,816
       Employee benefits.................................    24,900     21,396
       Provisions for contract settlement................       134      1,086
       Currency exchange.................................    43,817     23,765
       Other assets......................................    44,221     45,748
       Contract accounting...............................  (101,065)  (111,537)
       Depreciation and amortization.....................  (207,504)   (49,954)
       Prepayments.......................................   (64,637)   (79,676)
       Tax loss/credit carryforwards.....................    64,460     37,351
       Other liabilities.................................   (12,657)   (13,863)
                                                          ---------  ---------
     Total deferred taxes................................ $(191,303) $(117,868)
                                                          =========  =========

  Of the above deferred amounts, $107,507 and $111,277 are included in current income taxes at March 31, 2000 and April 2, 1999, respectively.

  The IRS has substantially completed its examination of the Company's federal income tax returns for fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company's financial position or results of operations.

Note 4--Receivables

  Receivables consist of the following:

                                                           March 31,   April 2,
                                                              2000       1999
                                                           ---------- ----------
     Billed trade accounts................................ $1,634,239 $1,400,069
     Recoverable amounts under contracts in progress......    491,429    456,264
     Billed trade accounts................................ $1,634,239 $1,400,069
                                                           ---------- ----------
                                                           $2,191,519 $1,890,461
                                                           ========== ==========

  Recoverable amounts under contracts in progress generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. The balance at March 31, 2000 is expected to be collected during fiscal 2001 except for $86,193 to be collected during fiscal 2002 and thereafter.

Note 5--Debt

Short-term

  At March 31, 2000, the Company had an uncommitted line of credit of $25,000 with a domestic bank. As of March 31, 2000, the Company had no borrowings outstanding under this line of credit.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 5--Debt (continued)

  At March 31, 2000, the Company had uncommitted lines of credit of $220,053 with certain foreign banks. As of March 31, 2000, the Company had $59,876 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 3.9% at March 31, 2000, and April 2, 1999.

  The Company also had outstanding borrowings of $12,687 with foreign banks as of March 31, 2000. The weighted average interest rate on these borrowings was 9.5%.

  At March 31, 2000, the Company had $415,575 of commercial paper outstanding of which $165,575 was classified as short-term debt and $250,000 was classified as long-term debt. The weighted average interest rate on the Company's commercial paper was 6.0% and 4.9% at March 31, 2000 and April 2, 1999, respectively.

  The Company's commercial paper is backed by two $250,000 committed credit facilities which expire on August 18, 2000 and August 20, 2004. The classification of the Company's outstanding commercial paper is determined by the expiration dates of these credit facilities. The Company intends to renew the short-term credit facility prior to expiration.

Long-term

                                                             March 31, April 2,
                                                               2000      1999
                                                             --------- --------
     Commercial paper....................................... $250,000
     6.80% term notes, due April 1999.......................           $150,000
     6.50% term notes, due November 2001....................  150,000   150,000
     6.25% term notes, due March 2009.......................  200,000   200,000
     Capitalized lease liabilities, at varying interest
      rates, payable in monthly installments through fiscal
      2002..................................................    6,062    11,425
     Notes payable, at varying interest rates (from 3.5% to
      11.0%) through fiscal 2005............................   57,394    55,765
                                                             --------  --------
     Total long-term debt...................................  663,456   567,190
     Less current maturities................................   11,089   167,518
                                                             --------  --------
                                                             $652,367  $399,672
                                                             ========  ========

  Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $13,531 (2000) and $20,030 (1999), less accumulated amortization of $7,794 and $9,892, respectively.

  Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $1,942,000 of retained earnings was available for cash dividends at March 31, 2000.

  The carrying value of the Company's long-term debt is $663,456 and $567,190 at March 31, 2000 and April 2, 1999, respectively. The corresponding fair value is approximately $646 million using the current interest rates available to the Company for debt of the same remaining maturities.

  Maturities of long-term debt by fiscal year are $11,089 (2001), $157,340
(2002), $2,386 (2003), $1,071 (2004), $250,528 (2005) and $241,042 thereafter.

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

  Net periodic cost for U.S. and non-U.S. pension and other benefit plans included the following components:

                                                            Fiscal Year
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
     Pensions
     Service cost.................................... $76,673  $68,199  $54,629
     Interest cost...................................  71,117   63,050   50,469
     Expected return on plan assets.................. (84,544) (71,438) (54,314)
     Amortization of prior service costs.............   3,302    3,311    3,110
     Amortization of unrecognized net loss...........     967    1,326      965
                                                      -------  -------  -------
     Net periodic pension cost....................... $67,515  $64,448  $54,859
                                                      =======  =======  =======
     Other Postretirement Benefits
     Service cost.................................... $   763  $   819  $   662
     Interest cost...................................   3,033    3,384    3,044
     Expected return on plan assets..................  (2,312)  (1,698)    (944)
     Amortization of transition obligation...........   1,633    1,633    1,633
     Amortization of prior service cost..............     490      490      490
     Recognized actuarial gain.......................    (813)    (292)    (389)
                                                      -------  -------  -------
     Net provision for postretirement benefits....... $ 2,794  $ 4,336  $ 4,496
                                                      =======  =======  =======

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 6--Pension and Other Postretirement Benefit Plans (continued)

  The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the fiscal years ended March 31, 2000 and April 2, 1999, and a statement of the funded status at March 31, 2000 and April 2, 1999:

                                                                  Other
                                                             Postretirement
                                          Pensions              Benefits
                                    ----------------------  ------------------
                                         Fiscal Year           Fiscal Year
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
Change in benefit obligation:
Benefit obligation at beginning of
 year.............................  $1,108,594  $  912,984  $ 44,525  $ 47,826
Service cost......................      76,673      68,199       763       819
Interest cost.....................      71,117      63,050     3,033     3,384
Plan participants' contributions..      36,213      30,119       983       943
Amendments........................      29,909      13,476
Actuarial (gain) loss.............     (53,530)     65,012      (413)   (5,815)
Benefits paid.....................     (54,494)    (36,212)   (1,909)   (2,632)
Foreign currency exchange rate
 changes..........................      (6,593)     (8,034)
                                    ----------  ----------  --------  --------
Benefit obligation at end of year.  $1,207,889  $1,108,594  $ 46,982  $ 44,525
                                    ==========  ==========  ========  ========
Change in plan assets:
Fair value of plan assets at
 beginning of year................  $1,098,444  $  902,162  $ 27,729  $ 19,934
Actual return on plan assets......     142,742     122,743     3,077     3,830
Employer contributions............      70,294      65,539     6,458     5,654
Plan participants' contributions..      36,213      30,119       983       943
Asset transfers...................      18,090      14,086
Benefits paid.....................     (54,494)    (36,212)   (1,909)   (2,632)
Foreign currency exchange rate
 changes..........................      (4,379)          7
                                    ----------  ----------  --------  --------
Fair value of plan assets at end
 of year..........................  $1,306,910  $1,098,444  $ 36,338  $ 27,729
                                    ==========  ==========  ========  ========
Reconciliation of funded status to
 net amount recorded:
Funded status.....................  $   99,021  $  (10,150) $(10,644) $(16,796)
Unrecognized actuarial (gain).....    (162,689)    (49,644)  (16,037)  (15,672)
Unrecognized transition
 obligation.......................       4,229       5,314    20,460    22,093
Unrecognized prior service cost...      29,588      20,637     4,222     4,712
Contribution in fourth fiscal
 quarter..........................         215       2,500
                                    ----------  ----------  --------  --------
Net amount recorded...............  $  (29,636) $  (31,343) $ (1,999) $ (5,663)
                                    ==========  ==========  ========  ========

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

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 6--Pension and Other Postretirement Benefit Plans (continued)

  The following table provides the amounts recorded in the Company's consolidated balance sheets:

                                                                   Other
                                                              Postretirement
                                             Pensions            Benefits
                                         ------------------  -----------------
                                          March    April 2,  March 31,  April
                                         31, 2000    1999      2000    2, 1999
                                         --------  --------  --------- -------
     Prepaid benefit cost............... $ 20,718  $ 14,074
     Accrued benefit liability..........  (57,230)  (54,279)  $(1,999) $(5,663)
     Intangible asset...................    1,946     2,301
     Accumulated other comprehensive
      income............................    4,930     6,561
                                         --------  --------   -------  -------
     Net amount recorded................ $(29,636) $(31,343)  $(1,999) $(5,663)
                                         ========  ========   =======  =======

  The following table lists selected information for the pension plans with accumulated benefit obligations in excess of plan assets as of March 31, 2000 and April 2, 1999. The reported amounts below consist only of unfunded plans.

                                                              March 31,  April
                                                                2000    2, 1999
                                                              --------- -------
     Projected benefit obligation............................  $51,442  $39,139
     Accumulated benefit obligation..........................   45,158   35,054
     Fair value of plan assets...............................        0        0

  Weighted average assumptions used in the accounting for the Company's plans were:

                                                                Fiscal Year
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
     Discount or settlement rates............................. 6.9%  6.7%  7.1%
     Rates of increase in compensation levels................. 5.0   5.0   5.2
     Expected long-term rates of return on assets............. 8.0   8.1   8.3

  The assumed healthcare cost trend rate used in measuring the expected benefit obligation was 7.5% for fiscal 2000, declining to 5.0% for 2005 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                               One Percentage
                                                                    Point
                                                              -----------------
                                                              Increase Decrease
                                                              -------- --------
     Effect on accumulated postretirement benefit obligation
      as of March 31, 2000...................................  $5,016  $(4,195)
     Effect on net periodic postretirement benefit cost for
      fiscal 2000............................................  $  580  $  (386)

  The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 31, 2000, plan assets included 6,040,431 shares of the Company's common stock. During fiscal 2000, 1999 and 1998, the Company contributed $49,164, $48,351 and $43,328, respectively.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 7--Commitments and Contingencies

Commitments

  The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $191,511
(2000), $192,094 (1999) and $171,315 (1998).

  Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2000 are as follows:

     Fiscal Year                                           Real Estate Equipment
     -----------                                           ----------- ---------
     2001.................................................  $112,463   $ 47,096
     2002.................................................    95,623     30,513
     2003.................................................    77,256     19,598
     2004.................................................    58,538     10,304
     2005.................................................    40,894      5,859
     Thereafter...........................................    85,840      5,723
                                                            --------   --------
                                                            $470,614   $119,093
                                                            ========   ========

  DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the three fiscal years ended March 31, 2000, the Company incurred aggregate expenses of $28,618, $27,065 and $27,271, respectively, related thereto, which are included in costs of services.

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

Note 8--Stock Incentive Plans

  Stock Options. The Company has seven stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee. In addition, on November 16, 1999, in connection with the acquisition of Nichols, the Company assumed outstanding employee options to purchase an aggregate of 1,432,842 shares of Nichols common stock at an average exercise price of $19.98 per share (which is equivalent to 606,170 shares of CSC common stock at an average exercise price of $47.24 per share).

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 8--Stock Incentive Plans (continued)

  At March 31, 2000, 8,039,754 shares of CSC common stock were available for the grant to employees of future stock options, restricted stock or other stock-based incentives.

  Information concerning stock options granted under stock incentive plans is as follows:

                                                 Fiscal Year
                         --------------------------------------------------------------
                                2000                 1999                 1998
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                         Number of   Exercise Number of   Exercise Number of   Exercise
                           Shares     Price     Shares     Price     Shares     Price
                         ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning
 of year................ 11,403,487   $32.03  12,441,657   $26.05  13,760,265   $20.62
Granted.................  2,853,062    60.06   2,389,331    53.76   3,447,299    36.31
Exercised............... (2,435,399)   23.14  (2,280,512)   21.60  (3,973,324)   15.53
Canceled................ (1,123,180)   44.75  (1,146,989)   33.27    (792,583)   29.05
                         ----------           ----------           ----------
Outstanding, end of
 year................... 10,697,970    40.19  11,403,487    32.03  12,441,657    26.05
                         ==========           ==========           ==========
Exercisable, end of
 year...................  4,120,304   $25.59   4,532,483   $19.82   4,394,946   $16.36
                         ==========           ==========           ==========

                                                   March 31, 2000
                          -----------------------------------------------------------------
                                   Options Outstanding              Options Exercisable
                          -------------------------------------- --------------------------
                                                      Weighted
                                                       Average
                                         Weighted     Remaining                 Weighted
Range of Option Exercise    Number       Average     Contractual   Number       Average
Price                     Outstanding Exercise Price    Life     Exercisable Exercise Price
------------------------  ----------- -------------- ----------- ----------- --------------
  $  .17-$25.94.........   2,688,621      $15.85         3.6      2,343,493      $14.89
   26.45-35.69..........   2,682,727       34.23         6.6      1,084,844       34.31
   35.75-58.06..........   4,344,314       52.99         8.0        638,472       46.83
   58.88-93.25..........     982,308       66.44         8.8         53,495       64.28

  The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Compensation cost recognized with respect to stock options was $525, $300 and $377 for fiscal 2000, 1999 and 1998, respectively.

  Restricted Stock. Restricted stock awards consist of shares of common stock of the Company sold at par value ($1 per share). Upon sale to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

  The restrictions on shares of the Continuum Company, Inc. ("Continuum") restricted stock lapse ratably on the first five anniversaries of the date of sale. The restrictions on shares of CSC restricted stock (other than Continuum restricted stock) generally lapse on the fifth, sixth and seventh anniversaries of the date of sale.

  At March 31, 2000, April 2, 1999 and April 3, 1998, 7,651, 66,304 and
165,302 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 8--Stock Incentive Plans (continued)

  The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the date of sale to the employee over the sales price, and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $203, $411 and $645 during fiscal 2000, 1999 and 1998, respectively.

  Restricted Stock Units. During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors. As of March 31, 2000, April 2, 1999 and April 3, 1998, 25,777, 22,488 and 22,488 restricted stock units ("RSUs"), respectively, had been awarded to nonemployee directors under this plan and were outstanding on that date.

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

  There are two types of RSUs: (i) those awarded in lieu of vested retirement benefits under other plans ("Accrued Benefit RSUs"); and (ii) those awarded as a form of future retirement benefits ("Future Benefit RSUs"). When a holder of Accrued Benefit RSUs ceases to be a director of the Company, the number of shares of CSC common stock to be delivered by the Company upon redemption of the RSUs is equal to the number of such RSUs awarded. When a holder of Future Benefit RSUs ceases to be a director, the number of shares to be delivered upon redemption is equal to 20% or 33 1/3% of the number of such RSUs awarded, multiplied by the number of full years (but not in excess of 5 or 3, respectively) that the holder served as a director after the date of award.

  At March 31, 2000, April 2, 1999 and April 3, 1998, 8,778 Accrued Benefit RSUs and 16,999, 13,710 and 13,710 Future Benefit RSUs, respectively, were outstanding, and at March 31, 2000, 74,223 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

  The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized, in the case of Future Benefit RSUs, over the vesting period. Compensation cost recognized with respect to RSUs was $150 for fiscal 2000.

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

                                                Fiscal Year
                           -----------------------------------------------------
                                 2000              1999              1998
                           ----------------- ----------------- -----------------
                              As      Pro       As      Pro       As      Pro
                           Reported  Forma   Reported  Forma   Reported  Forma
                           -------- -------- -------- -------- -------- --------
Net income...............  $402,872 $381,355 $355,502 $337,590 $274,567 $258,912
Basic earnings per share.      2.42     2.29     2.17     2.06     1.71     1.61
Diluted earnings per
 share...................      2.37     2.25     2.12     2.01     1.67     1.57

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 8--Stock Incentive Plans (continued)

  The weighted average fair values of stock awards granted during fiscal 2000, 1999 and 1998 were $23.59, $19.68 and $12.84, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 5.69%, 5.48% and 6.43%; expected volatility of 36%, 32% and 28%; and expected lives of 6.08, 5.96 and 6.06 years.

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

  All of the Company's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Although the Company presents estimates of revenue by business service and geography, the Company's expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company's reportable operating segments consist of the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The U.S. Federal Sector revenue reported below will not agree to U.S. Federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended March 31, 2000, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

                                       Global      U.S.
                                     Commercial  Federal
                                       Sector     Sector   Corporate    Total
                                     ---------- ---------- ---------  ----------
2000
  Revenues.......................... $6,989,391 $2,378,113 $  3,190   $9,370,694
  Earnings (loss) before interest
   and taxes........................    548,279    150,540   (5,759)     693,060
  Depreciation and amortization.....    511,601     27,319    6,803      545,723
  Assets............................  4,766,963    735,139  372,022    5,874,124
  Capital expenditures for long-
   lived assets.....................    852,613     30,924   47,874      931,411

1999
  Revenues.......................... $5,930,681 $2,180,203 $    521   $8,111,405
  Earnings (loss) before interest
   and taxes........................    455,060    130,864  (16,643)     569,281
  Depreciation and amortization.....    418,048     30,642    8,207      456,897
  Assets............................  3,980,689    815,681  463,983    5,260,353
  Capital expenditures for long-
   lived assets.....................    565,788     24,608   21,414      611,810

1998
  Revenues.......................... $5,021,212 $2,006,548 $    121   $7,027,881
  Earnings (loss) before interest
   and taxes........................    399,154    113,616  (23,796)     488,974
  Depreciation and amortization.....    361,012     31,207    5,586      397,805
  Assets............................  3,274,562    745,884  253,685    4,274,131
  Capital expenditures for long-
   lived assets.....................    493,216     24,867   51,254      569,337

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 10--Segment and Geographic Information (continued)

  A reconciliation of earnings before interest and taxes to income before taxes is as follows:

                                                          Fiscal Year
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Earnings before interest and taxes............. $693,060  $569,281  $488,974
   Interest expense...............................  (58,135)  (49,358)  (51,418)
   Interest income................................   17,612    14,950    10,031
   Special charges................................  (41,065)           (233,219)
                                                   --------  --------  --------
     Income before taxes..........................  611,472  $534,873  $214,368
                                                   ========  ========  ========

  Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 31, 2000 is as follows:

                                                    Fiscal Year
                         -----------------------------------------------------------------
                                 2000                  1999                  1998
                         --------------------- --------------------- ---------------------
                                    Property              Property              Property
                                       and                   and                   and
                                    Equipment,            Equipment,            Equipment,
                          Revenues     Net      Revenues     Net      Revenues     Net
                         ---------- ---------- ---------- ---------- ---------- ----------
United States........... $5,914,716 $  851,473 $5,345,170 $  748,191 $4,833,279  $713,907
Europe:
  United Kingdom........  1,215,030    158,367  1,134,923    130,577    929,717   136,062
  Other Europe..........  1,311,000    107,086  1,115,174    110,139    841,238    87,046
Other International.....    929,948    157,993    516,138    123,300    423,647    42,613
                         ---------- ---------- ---------- ---------- ----------  --------
  Total................. $9,370,694 $1,274,919 $8,111,405 $1,112,207 $7,027,881  $979,628
                         ========== ========== ========== ========== ==========  ========

  The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 24%, 26% and 28% of the Company's revenues for fiscal 2000, 1999 and 1998, respectively. At March 31, 2000, approximately 32% of the Company's accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company's revenues during fiscal 2000, 1999 and 1998, respectively.

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

                         COMPUTER SCIENCES CORPORATION

                  Quarterly Financial Information (Unaudited)

                                                   Fiscal 2000
                                   -------------------------------------------
                                      lst        2nd        3rd        4th
In thousands except per-share       Quarter    Quarter    Quarter    Quarter
amounts                            ---------- ---------- ---------- ----------
Revenues.......................... $2,203,373 $2,232,025 $2,360,071 $2,575,225
Income before taxes...............    127,790    140,499    127,851    215,332
Net income........................     84,564     93,147     82,329    142,832
Net earnings per share:
  Basic...........................       0.51       0.56       0.49       0.85
  Diluted.........................       0.50       0.55       0.48       0.84

                                                   Fiscal 1999
                                   -------------------------------------------
                                      lst        2nd        3rd        4th
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------- ---------- ---------- ----------
Revenues.......................... $1,855,277 $1,946,387 $2,054,691 $2,255,050
Income before taxes...............    102,190    111,150    138,286    183,247
Net income........................     67,824     74,168     91,696    121,814
Net earnings per share:
  Basic...........................       0.42       0.45       0.56       0.74
  Diluted.........................       0.41       0.44       0.55       0.72

  A discussion of "special items" for fiscal 2000 is included in Note 2 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled "Voting Securities and Principal Holders Thereof," "Item 1--Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers" and "Comparison of Cumulative Total Return."

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

  (3) Exhibits

  The following exhibits are filed with this report:

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
   3.1   Restated Articles of Incorporation, effective October 31, 1988     (c)
   3.2   Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (i)
   3.3   Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (k)
   3.4   Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (m)
   3.5   Bylaws, amended and restated effective December 6, 1999
  10.1   1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (l)
  10.2   1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (l)
  10.3   1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (l)
  10.4   1987 Stock Incentive Plan*                                         (b)
  10.5   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
  10.6   1990 Stock Incentive Plan*                                         (h)
  10.7   1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (o)
  10.8   Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (n)
  10.9   1995 Stock Incentive Plan*                                         (j)
  10.10  1998 Stock Incentive Plan*                                         (s)
  10.11  Form of Stock Option Agreement*                                    (r)
  10.12  Form of Restricted Stock Agreement*                                (r)
  10.13  Annual Management Incentive Plan, effective April 2, 1983*         (a)
  10.14  Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (r)
  10.15  Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (p)
  10.16  Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (q)
  10.17  Severance Agreement with Van B. Honeycutt, effective February 2,
          1998*                                                             (p)
  10.18  Employment Agreement with Van B. Honeycutt, effective May 1,
          1999*                                                             (g)
  10.19  Form of Indemnification Agreement for Officers                     (e)
  10.20  Form of Indemnification Agreement for Directors                    (d)
  10.21  1997 Nonemployee Director Stock Incentive Plan                     (o)
  10.22  Form of Restricted Stock Unit Agreement                            (f)
  10.23  1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (p)
  10.24  Rights Agreement dated February 18, 1998                           (q)
  10.25  $250 million Credit Agreement (Long Term Facility) dated as of
          August 20, 1999                                                   (t)
  10.26  $250 million Credit Agreement (Short Term Facility) dated as of
          August 20, 1999                                                   (t)
  10.27  First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (p)
  21     Significant Active Subsidiaries and Affiliates of the Registrant
  23     Independent Auditors' Consent
  27     Financial Data Schedule
  99.1   Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1999 (to be filed by amendment)
  99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1999
          (to be filed by amendment)
  99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1999 (to be filed by amendment)

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

  (m) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.

  (n) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

  (o) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.

  (p) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.

  (q) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.

  (r) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.

  (s) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.

  (t) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

(b) Reports on Form 8-K

  There were two reports on Form 8-K filed during the fourth quarter of fiscal 2000, all of which related to the Registrant's acquisition of Nichols Research Corporation ("Nichols") on November 16, 1999 in a transaction accounted for as a pooling of interests. On March 31, 1999, the Registrant filed a Current Report on Form 8-K in which it released restated revenues of the Registrant by market sector, including Nichols on a pooling of interests basis, for the fiscal year ended April 2, 1999 and each of the quarters in such fiscal year, and for the first three quarters of the fiscal year ending March 31, 2000. On February 9, 2000, the Registrant filed a Current Report on Form 8-K in which it released preliminary, restated unaudited consolidated condensed statements of income of the Registrant, including Nichols on a pooling of interests basis, for the fiscal year ended April 2, 1999 and each of the quarters in such fiscal year, and for the first three quarters of the fiscal year ending March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Computer Sciences Corporation

Dated: June 14, 2000                           /s/ Van B. Honeycutt
                                          By: ___________________________
                                                 Van B. Honeycutt,
                                           Chairman, President and Chief
                                                 Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Van B. Honeycutt         Chairman, President and        June 14, 2000
____________________________________  Chief Executive Officer
          Van B. Honeycutt            (Principal Executive
                                      Officer)

         /s/ Leon J. Level           Vice President, Chief          June 14, 2000
____________________________________  Financial Officer and
           Leon J. Level              Director (Principal
                                      Financial Officer)

          /s/ Bryan Brady            Vice President and             June 14, 2000
____________________________________  Controller (Principal
            Bryan Brady               Accounting Officer)

      /s/ Irving W. Bailey, II       Director                       June 14, 2000
____________________________________
        Irving W. Bailey, II

        /s/ Stephen L. Baum          Director                       June 14, 2000
____________________________________
          Stephen L. Baum

        /s/ William R. Hoover        Director                       June 14, 2000
____________________________________
         William R. Hoover

      /s/ Thomas A. McDonnell        Director                       June 14, 2000
____________________________________
        Thomas A. McDonnell

             Signature                           Title                  Date
             ---------                           -----                  ----
       /s/ F. Warren McFarlan        Director                       June 14, 2000
____________________________________
         F. Warren McFarlan

        /s/ James R. Mellor          Director                       June 14, 2000
____________________________________
          James R. Mellor

      /s/ William P. Rutledge        Director                       June 14, 2000
____________________________________
        William P. Rutledge

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII, Valuation and Qualifying Accounts
                       Three Years Ended March 31, 2000

                                                      Additions
                                              -------------------------
                               Balance,       Charged to cost                        Balance,
                          beginning of period  and expenses   Other (1) Deductions end of period
In thousands              ------------------- --------------- --------- ---------- -------------
Year ended March 31,
 2000
Allowance for doubtful
 receivables............        $81,549           $ 6,070      $(1,703)  $12,935      $72,981

Year ended April 2, 1999
Allowance for doubtful
 receivables............         75,907             9,226        4,032     7,616       81,549

Year ended April 3, 1998
Allowance for doubtful
 receivables............         52,688            31,828        4,077    12,686       75,907


--------
(1) Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.