Form 10-K/A
period 2000-03-31
COMPUTER SCIENCES CORP
filed 2000-06-19
CIK 23082

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
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     ------------------

                          Commission File No.: 1-4850

[LOGO APPEARS            COMPUTER SCIENCES CORPORATION
    HERE]     (Exact name of Registrant as specified in its charter)

                   Nevada                                        95-2043126
  (State of incorporation or organization)          (I.R.S. Employer Identification No.)

           2100 East Grand Avenue
           El Segundo, California                                  90245
  (Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class:            Name of each exchange on which registered
--------------------------------------   ------------------------------------------
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

  The Registrant hereby amends and restates this Annual Report on Form 10-K to correct typographical errors in Part I, Item 2; Part II, Item 7; and notes 3, 4 and 5 to the consolidated financial statements included in Part II, Item 8 of the initial filing.

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

  Saturn Corporation, a unit of General Motors, selected CSC and a team of other I/T leaders to design and build an integrated, open, real-time, Web-based automotive retail management system that will make car buying simpler and more flexible and improve customer service and support for consumers. About 15,000 Saturn retail team members located in over 400 retail facilities in the U.S. will use the Next Generation Saturn Retail System. The contract is valued at $190 million over seven years.

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

  There were several significant awards to CSC during fiscal 2000 from within the U.S. federal government.

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

Item 2. Properties

Owned properties as of     Approximate
March 31, 2000            Square Footage             General Usage
----------------------    --------------             -------------
Copenhagen, Denmark......     423,000    Computer and General Office Facility
Falls Church, Virginia...     417,000    General Office
El Segundo, California...     206,000    General Office
Newark, Delaware.........     183,000    Computer and General Office Facility
San Diego, California....     175,500    Computer and General Office Facility
Wilmington, Delaware.....     175,000    Computer and General Office Facility
Norwich, Connecticut.....     147,000    Computer and General Office Facility
Meriden, Connecticut.....     119,000    Computer and General Office Facility
Moorestown, New Jersey...      99,000    General Office
Herndon, Virginia........      87,000    General Office
Maidstone, United
 Kingdom.................      79,000    Computer and General Office Facility
Shatin, Hong Kong........      72,000    General Office
Singapore................      61,000    General Office
Sterling, Virginia.......      45,000    General Office
Various other U.S. and
 foreign locations.......      99,000    Primarily General Offices

Leased properties as of
March 31, 2000
-----------------------
Washington, D.C. area....   1,284,000    Computer and General Office Facility
Texas....................     809,000    Computer and General Office Facility
Germany..................     599,000    General Office
Australia and other
 Pacific Rim locations...     528,000    Computer and General Office Facility
United Kingdom...........     520,000    General Office
New Jersey...............     508,000    General Office
France...................     331,000    General Office
Connecticut..............     318,000    General Office
Alabama..................     258,000    General Office
Massachusetts............     255,000    General Office
New York.................     232,000    General Office
Ohio.....................     162,000    General Office
Denmark..................     139,000    General Office
Michigan.................     119,000    General Office
California...............     116,000    General Office
Illinois.................     106,000    General Office
Various other U.S. and
 foreign locations.......   1,089,000    Computer and General Office Facilities

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

--------
* Through June 13, 2000

Item 6. Selected Financial Data

                         COMPUTER SCIENCES CORPORATION

                                                  Five-Year Review
                               ----------------------------------------------------------
In thousands except per-share  March 31,    April 2,    April 3,   March 28,   March 29,
amounts                           2000        1999        1998        1997        1996
-----------------------------  ----------  ----------  ----------  ----------  ----------
Total assets.................  $5,874,124  $5,260,353  $4,274,131  $3,706,719  $3,101,340
Debt:
  Long-term..................     652,367     399,672     739,002     634,867     431,418
  Short-term.................     238,138     436,421      12,110      30,811      71,422
  Current maturities.........      11,089     167,518      22,808      10,383       7,681
                               ----------  ----------  ----------  ----------  ----------
    Total....................     901,594   1,003,611     773,920     676,061     510,521
Stockholders' equity.........   3,043,974   2,588,521   2,171,022   1,820,028   1,535,165
Working capital..............     782,369     661,489     845,804     602,676     505,171
Property and equipment:
  At cost....................   2,744,240   2,368,764   1,992,245   1,707,277   1,280,192
  Accumulated depreciation
   and amortization..........   1,469,321   1,256,557   1,012,617     799,937     584,644
                               ----------  ----------  ----------  ----------  ----------
  Property and equipment,
   net.......................   1,274,919   1,112,207     979,628     907,340     695,548
Current assets to current
 liabilities.................       1.4:1       1.3:1       1.7:1       1.6:1       1.5:1
Debt to total capitalization.        22.9%       27.9%       26.3%       27.1%       25.0%
Book value per share.........      $18.17      $15.67      $13.33      $11.43       $9.87
Stock price range (high).....       94.94       74.88       56.75       43.25       40.38
                  (low)......       52.38       46.25       28.94       30.81       23.25

                                               Fiscal Year
                          -------------------------------------------------------
In thousands except per-
share amounts                2000       1999       1998        1997       1996
------------------------  ---------- ---------- ----------  ---------- ----------
Revenues................  $9,370,694 $8,111,405 $7,027,881  $6,014,190 $4,997,365
                          ---------- ---------- ----------  ---------- ----------
Costs of services.......   7,352,544  6,349,471  5,500,478   4,760,673  3,908,588
Selling, general and
 administrative.........     779,367    735,756    640,624     509,407    491,469
Depreciation and
 amortization...........     545,723    456,897    397,805     339,333    276,742
Interest, net...........      40,523     34,408     41,387      31,690     31,728
Special charges.........      41,065               233,219      57,429     76,053
                          ---------- ---------- ----------  ---------- ----------
Total costs and
 expenses...............   8,759,222  7,576,532  6,813,513   5,698,532  4,784,580
                          ---------- ---------- ----------  ---------- ----------
Income before taxes.....     611,472    534,873    214,368     315,658    212,785
Taxes on income.........     208,600    179,371    (60,199)    118,546     93,291
                          ---------- ---------- ----------  ---------- ----------
Net income..............  $  402,872 $  355,502 $  274,567  $  197,112 $  119,494
                          ========== ========== ==========  ========== ==========
Basic earnings per
 common share...........  $     2.42 $     2.17 $     1.71  $     1.26 $     0.78
                          ========== ========== ==========  ========== ==========
Diluted earnings per
 common share...........  $     2.37 $     2.12 $     1.67  $     1.22 $     0.76
                          ========== ========== ==========  ========== ==========
Average common shares
 outstanding............     166,311    164,124    160,881     157,009    153,133
Average common shares
 outstanding assuming
 dilution...............     169,749    167,986    164,501     161,771    157,588

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

  The selected financial data has been restated for fiscal 1996 through 1999 to include the results of business combinations accounted for as poolings of interests.

  No dividends were paid by CSC during the five years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

  Revenues for the Global Commercial and U.S. Federal Sector segments (see note 10) for fiscal years 2000, 1999 and 1998 are as follows:

                                     Fiscal 2000      Fiscal 1999    Fiscal 1998
                                   ---------------- ---------------- -----------
                                            Percent          Percent
Dollars in millions                 Amount  Change   Amount  Change    Amount
-------------------                -------- ------- -------- ------- -----------
  U. S. Commercial................ $3,560.6    12%  $3,181.2    12%   $2,846.9
  Europe..........................  2,526.0    12    2,250.1    27     1,771.0
  Other International.............    902.8    81      499.4    24       403.3
                                   --------         --------          --------
Global Commercial.................  6,989.4    18    5,930.7    18     5,021.2
U. S. Federal Sector..............  2,378.1     9    2,180.2     9     2,006.6
Corporate ........................      3.2               .5                .1
                                   --------         --------          --------
Total............................. $9,370.7    16   $8,111.4    15    $7,027.9
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

  The Company's U.S. federal sector revenues were derived from the following sources:

                                     Fiscal 2000      Fiscal 1999    Fiscal 1998
                                   ---------------- ---------------- -----------
                                            Percent          Percent
Dollars in millions                 Amount  Change   Amount  Change    Amount
-------------------                -------- ------- -------- ------- -----------
Department of Defense............. $1,474.1     4%  $1,421.6     2%   $1,387.7
Civil agencies....................    799.5    17      683.8    18       578.6
Other.............................    104.5    40       74.8    86        40.3
                                   --------         --------          --------
Total U.S. Federal................ $2,378.1     9   $2,180.2     9    $2,006.6
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

Costs and Expenses

  The Company's costs and expenses before special charges were as follows:

                                                              Percentage of
                                         Dollar Amount           Revenue
                                   -------------------------- ----------------
Dollars in millions                  2000     1999     1998   2000  1999  1998
-------------------                -------- -------- -------- ----  ----  ----
Costs of services................. $7,352.5 $6,349.5 $5,500.5 78.5% 78.3% 78.3%
Selling, general and
 administrative...................    779.4    735.7    640.6  8.3   9.1   9.1
Depreciation and amortization.....    545.7    456.9    397.8  5.8   5.6   5.6
Interest expense, net.............     40.5     34.4     41.4   .4    .4    .6
                                   -------- -------- -------- ----  ----  ----
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

Income Before Taxes

  The Company's income before taxes and margin for the most recent three fiscal years is as follows:

                                               Dollar Amount         Margin
                                            -------------------- ----------------
Dollars in millions                          2000   1999   1998  2000  1999  1998
-------------------                         ------ ------ ------ ----  ----  ----
Before special charges..................... $652.5 $534.9 $447.6 7.0%  6.6%  6.4%
Income before taxes........................  611.5  534.9  214.4 6.5   6.6   3.1

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

Net Income and Earnings per Share

  The Company's net income and diluted earnings per share for fiscal years 2000, 1999 and 1998 is as follows:

                                             Dollar Amount         Margin
                                          -------------------- ----------------
Dollars in millions, except EPS            2000   1999   1998  2000  1999  1998
-------------------------------           ------ ------ ------ ----  ----  ----
Net income:
  Before special items................... $432.7 $355.5 $289.3 4.6%  4.4%  4.1%
  As reported............................  402.9  355.5  274.6 4.3   4.4   3.9
Diluted earnings per share:
  Before special items...................   2.55   2.12   1.76
  As reported............................   2.37   2.12   1.67

  During fiscal 2000, the Company's net income margin decreased to 4.3% from 4.4%. The decrease is related to the special items incurred during fiscal 2000 which reduced net income by $29.8 million or .3% of revenue. For fiscal 1999, the Company's net income margin increased to 4.4% from 3.9%, primarily related to lower net interest, a lower tax rate and no special items recorded.

  Before special items, the net earnings margin was 4.6% for fiscal 2000, 4.4% for fiscal 1999 and 4.1% for fiscal 1998. The improvement for fiscal 2000 was attributable to lower SG&A as a percent of revenue.

Cash Flows

                                    Fiscal 2000       Fiscal 1999    Fiscal 1998
                                 ------------------ ---------------- -----------
                                            Percent          Percent
Dollars in millions               Amount    Change  Amount   Change    Amount
-------------------              ---------  ------- -------  ------- -----------
Net cash from operations.......  $   946.3     12%  $ 847.3     43%    $ 593.4
Net cash used in investing.....   (1,176.6)    58    (742.8)    24      (599.1)
Net cash (used) provided by
 financing.....................     (111.4)           227.7     41       161.9
Effect of exchange rate changes
 on cash and cash equivalents..       (3.7)             (.3)              (4.9)
                                 ---------          -------            -------
Net (decrease) increase in cash
 and cash equivalents..........     (345.4)           331.9              151.3
Cash at beginning of year......      617.9            286.0              134.7
Effect of pooling restatement..      (12.1)
                                 ---------          -------            -------
  Cash at end of year..........  $   260.4          $ 617.9            $ 286.0
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

  As described above, a majority of the Company's capital investments have been funded by cash from operations. During fiscal 1999, the Company issued $200 million of 6.25% notes due in 2009. Proceeds were used for general corporate purposes and to repay $150 million of 6.80% notes due April 1999.

Liquidity and Capital Resources

  The balance of cash and cash equivalents was $260.4 million at March 31, 2000, $617.9 million at April 2, 1999 and $286 million at April 3, 1998. During this period, the Company's earnings have added substantially to equity. At the end of fiscal 2000, CSC's ratio of debt to total capitalization was 22.9%.

   Dollars in millions                               2000      1999      1998
   -------------------                             --------  --------  --------
   Debt........................................... $  901.6  $1,003.6  $  773.9
   Equity.........................................  3,044.0   2,588.5   2,171.0
                                                   --------  --------  --------
   Total capitalization........................... $3,945.6  $3,592.1  $2,944.9
                                                   ========  ========  ========
   Debt to total capitalization...................     22.9%     27.9%     26.3%

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

Item 8. Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Financial Statement Schedules

                             Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   20
Consolidated Statements of Income for the fiscal years ended March 31,
 2000, April 2, 1999 and April 3, 1998....................................   21
Consolidated Balance Sheets as of March 31, 2000 and April 2, 1999 .......   22
Consolidated Statements of Cash Flows for the fiscal years ended March 31,
 2000, April 2, 1999 and April 3, 1998....................................   24
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 March 31, 2000, April 2, 1999 and April 3, 1998..........................   25
Notes to Consolidated Financial Statements................................   26
Quarterly Financial Information (Unaudited)...............................   44

                                   Schedule

Schedule VIII--Valuation and Qualifying Accounts..........................   50

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

Deloitte & Touche LLP

Los Angeles, California
May 22, 2000

                         COMPUTER SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Fiscal Year Ended
                                             ----------------------------------
                                             March 31,    April 2,    April 3,
In thousands except per-share amounts           2000        1999        1998
-------------------------------------        ----------  ----------  ----------
Revenues.................................... $9,370,694  $8,111,405  $7,027,881
                                             ----------  ----------  ----------

Costs of services...........................  7,352,544   6,349,471   5,500,478

Selling, general and administrative.........    779,367     735,756     640,624

Depreciation and amortization...............    545,723     456,897     397,805

Interest expense............................     58,135      49,358      51,418

Interest income.............................    (17,612)    (14,950)    (10,031)

Special charges (note 2)....................     41,065                 233,219
                                             ----------  ----------  ----------

Total costs and expenses....................  8,759,222   7,576,532   6,813,513
                                             ----------  ----------  ----------

Income before taxes.........................    611,472     534,873     214,368

Taxes on income (notes 2 and 3).............    208,600     179,371     (60,199)
                                             ----------  ----------  ----------

Net income.................................. $  402,872  $  355,502  $  274,567
                                             ==========  ==========  ==========

Earnings per common share:

  Basic..................................... $     2.42  $     2.17  $     1.71
                                             ==========  ==========  ==========

  Diluted................................... $     2.37  $     2.12  $     1.67
                                             ==========  ==========  ==========



                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   April 2,
In thousands                                               2000       1999
------------                                            ---------- ----------
Current assets:
  Cash and cash equivalents............................ $  260,403 $  617,879
  Receivables, net of allowance for doubtful accounts
   of $72,981 (2000) and $81,549 (1999) (notes 4 and
   10).................................................  2,191,519  1,890,461
  Prepaid expenses and other current assets............    314,413    296,352
                                                        ---------- ----------
    Total current assets...............................  2,766,335  2,804,692
                                                        ---------- ----------

Investments and other assets:
  Software, net of accumulated amortization of $199,065
   (2000) and $160,761 (1999)..........................    267,577    172,184
  Excess of cost of businesses acquired over related
   net assets, net of accumulated amortization of
   $155,255 (2000) and $120,917 (1999).................    903,194    726,951
  Other assets.........................................    662,099    444,319
                                                        ---------- ----------
    Total investments and other assets.................  1,832,870  1,343,454
                                                        ---------- ----------

Property and equipment--at cost (note 5):
  Land, buildings and leasehold improvements...........    413,741    364,168
  Computers and related equipment......................  2,067,988  1,798,784
  Furniture and other equipment........................    262,511    205,812
                                                        ---------- ----------
                                                         2,744,240  2,368,764
  Less accumulated depreciation and amortization.......  1,469,321  1,256,557
                                                        ---------- ----------
    Property and equipment, net........................  1,274,919  1,112,207
                                                        ---------- ----------
                                                        $5,874,124 $5,260,353
                                                        ========== ==========


                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,    April 2,
In thousands except shares                                   2000        1999
--------------------------                                ----------  ----------
Current liabilities:
  Short-term debt and current maturities of long-term
   debt (note 5)......................................... $  249,227  $  603,939
  Accounts payable.......................................    406,905     403,154
  Accrued payroll and related costs (note 6).............    485,821     405,160
  Other accrued expenses.................................    598,546     460,937
  Deferred revenue.......................................    137,061     138,340
  Federal, state and foreign income taxes (note 3).......    106,406     131,673
                                                          ----------  ----------
    Total current liabilities............................  1,983,966   2,143,203
                                                          ----------  ----------
Long-term debt, net of current maturities (note 5).......    652,367     399,672
                                                          ----------  ----------
Deferred income taxes (note 3)...........................     83,796
                                                          ----------  ----------
Other long-term liabilities (note 6).....................    110,021     128,957
                                                          ----------  ----------
Commitments and contingencies (notes 6 and 7)............
Stockholders' equity (notes 5, 8 and 9)..................
  Preferred stock, par value $1 per share; authorized
   1,000,000 shares; none issued.........................
  Common stock, par value $1 per share; authorized
   275,000,000 shares; issued 167,903,047 (2000) and
   165,520,548 (1999)....................................    167,903     165,521
  Additional paid-in capital.............................    907,123     823,285
  Earnings retained for use in business..................  2,061,043   1,667,734
  Accumulated other comprehensive loss...................    (75,800)    (53,235)
                                                          ----------  ----------
                                                           3,060,269   2,603,305
  Less common stock in treasury, at cost, 394,915 shares
   (2000) and 369,607 shares (1999)......................    (16,140)    (14,413)
  Unearned restricted stock and other (note 8)...........       (155)       (371)
                                                          ----------  ----------
    Stockholders' equity, net............................  3,043,974   2,588,521
                                                          ----------  ----------
                                                          $5,874,124  $5,260,353
                                                          ==========  ==========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Fiscal Year Ended
                                             ---------------------------------
                                              March 31,   April 2,   April 3,
In thousands                                    2000        1999       1998
------------                                 -----------  ---------  ---------
Cash flows from operating activities:
  Net income................................ $   402,872  $ 355,502  $ 274,567
  Adjustments to reconcile net income to net
   cash provided:
    Depreciation and amortization...........     545,723    456,897    397,805
    Deferred taxes..........................      68,791     89,400    (96,343)
    Special items, net of tax...............      17,014               101,847
    Provision for losses on accounts
     receivable.............................       6,070      9,226     20,411
    Changes in assets and liabilities, net
     of effects of acquisitions:
      Increase in receivables...............    (278,679)  (243,188)  (239,893)
      Increase in prepaid expenses..........      (9,035)    (8,674)   (86,815)
      Increase in accounts payable and
       accruals.............................     159,457     72,894    109,956
      Increase in income taxes payable......      44,446     98,385     99,047
      (Decrease) increase in deferred
       revenue..............................      (4,019)    10,042     13,817
      Other changes, net....................      (6,372)     6,867     (1,041)
                                             -----------  ---------  ---------
  Net cash provided by operating activities.     946,268    847,351    593,358
                                             -----------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.......    (585,593)  (438,926)  (358,589)
  Outsourcing contracts.....................    (218,689)   (85,286)  (145,974)
  Acquisitions, net of cash acquired........    (294,239)  (184,281)  (116,447)
  Dispositions..............................      29,875     37,947     75,827
  Software..................................    (127,129)   (87,598)   (64,774)
  Other investing cash flows, net...........      19,219     15,357     10,834
                                             -----------  ---------  ---------
  Net cash used in investing activities.....  (1,176,556)  (742,787)  (599,123)
                                             -----------  ---------  ---------
Cash flows from financing activities:
  Net borrowing (repayment) of commercial
   paper....................................      40,504        (42)    77,953
  Borrowings under lines of credit..........      75,989     70,440     66,281
  Repayment of borrowings under lines of
   credit...................................     (89,671)   (59,679)   (83,022)
  Proceeds from term debt issuance..........                200,000     32,568
  Principal payments on long-term debt......    (179,471)   (35,940)   (12,260)
  Proceeds from stock option transactions...      57,079     49,684     67,048
  Other financing cash flows, net...........     (15,780)     3,190     13,356
                                             -----------  ---------  ---------
  Net cash (used in) provided by financing
   activities...............................    (111,350)   227,653    161,924
                                             -----------  ---------  ---------
Effect of exchange rate changes on cash and
 cash equivalents...........................      (3,717)      (301)    (4,886)
                                             -----------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents................................    (345,355)   331,916    151,273
Cash and cash equivalents at beginning of
 year.......................................     617,879    285,963    134,690
Effect of pooling restatement...............     (12,121)
                                             -----------  ---------  ---------
Cash and cash equivalents at end of year.... $   260,403  $ 617,879  $ 285,963
                                             ===========  =========  =========

                (See notes to consolidated financial statements)

                         COMPUTER SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Earnings    Accumulated              Unearned
                                Common Stock     Additional  Retained       Other      Common    Restricted
                            --------------------  Paid-In   for Use in  Comprehensive Stock in   Stock and
In thousands except shares    Shares     Amount   Capital    Business   Income (Loss) Treasury     Other      Total
--------------------------  ----------- -------- ---------- ----------  ------------- ---------  ---------- ----------
Balance at March 28,
 1997....................    82,586,625 $ 82,587  $652,980  $1,116,728    $ (14,625)  $ (11,982)  $(5,660)  $1,820,028
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Comprehensive income:
Net income...............                                      274,567                                         274,567
Currency translation
 adjustment..............                                                   (23,287)                           (23,287)
Unfunded pension
 obligation..............                                                    (1,779)                            (1,779)
                                                                                                            ----------
 Comprehensive income....                                                                                      249,501
                                                                                                            ----------
Stock option
 transactions............     2,264,962    2,264    96,625                               (1,047)                97,842
Amortization and
 forfeitures of
 restricted stock........                                                                             109          109
Repayment of notes.......                                                                           4,282        4,282
Adjustments for pooling
 of interests............                                         (479)                                           (479)
Effect of two-for-one
 stock split.............    78,322,626   78,323               (78,323)
Stock purchase rights
 redemption..............                                         (261)                                           (261)
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Balance at April 3, 1998.   163,174,213  163,174   749,605   1,312,232      (39,691)    (13,029)   (1,269)   2,171,022
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Comprehensive income:
Net income...............                                      355,502                                         355,502
Currency translation
 adjustment..............                                                   (12,860)                           (12,860)
Unfunded pension
 obligation..............                                                      (684)                              (684)
                                                                                                            ----------
 Comprehensive income....                                                                                      341,958
                                                                                                            ----------
Stock option
 transactions............     2,346,335    2,347    73,680                               (1,384)                74,643
Amortization and
 forfeitures of
 restricted stock........                                                                             893          893
Repayment of notes.......                                                                               5            5
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Balance at April 2, 1999.   165,520,548  165,521   823,285   1,667,734      (53,235)    (14,413)     (371)   2,588,521
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Comprehensive income:
Net income...............                                      402,872                                         402,872
Currency translation
 adjustment..............                                                   (30,547)                           (30,547)
Unfunded pension
 obligation..............                                                     1,060                              1,060
Unrealized gain on
 available for sale
 securities..............                                                     6,922                              6,922
                                                                                                            ----------
 Comprehensive income....                                                                                      380,307
                                                                                                            ----------
Stock option
 transactions............     2,382,499    2,382    83,838                               (1,727)                84,493
Amortization and
 forfeitures of
 restricted stock........                                                                             203          203
Repayment of notes.......                                                                              13           13
Adjustments for pooling
 of interests............                                       (9,563)                                         (9,563)
                            ----------- --------  --------  ----------    ---------   ---------   -------   ----------
Balance at March 31,
 2000....................   167,903,047 $167,903  $907,123  $2,061,043    $(75,800)   $(16,140)   $ (155)   $3,043,974
                            =========== ========  ========  ==========    =========   =========   =======   ==========

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

  The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                            Fiscal Year
                                                          -------------------
                                                          2000   1999   1998
                                                          ----   ----   -----
       Statutory rate.................................... 35.0 % 35.0 %  35.0 %
       State income tax, less effect of federal
        deduction........................................  1.9    2.1     2.3
       Goodwill and other intangibles amortization....... (1.2)    .4      .6
       Utilization of tax credits/losses................. (1.7)  (1.0)   (2.0)
       Special items.....................................   .5          (63.7)
       Foreign rate differential.........................  4.7   (2.2)
       Depreciable asset basis adjustment................ (3.3)
       Other............................................. (1.8)   (.8)    (.3)
                                                          ----   ----   -----
       Effective tax rate................................ 34.1 % 33.5 % (28.1)%
                                                          ====   ====   =====

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

Note 4--Receivables

  Receivables consist of the following:

                                                           March 31,   April 2,
                                                              2000       1999
                                                           ---------- ----------
     Billed trade accounts................................ $1,634,239 $1,400,069
     Recoverable amounts under contracts in progress......    491,429    456,264
     Other receivables....................................     65,851     34,128
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

Long-term

                                                             March 31, April 2,
                                                               2000      1999
                                                             --------- --------
     Commercial paper....................................... $250,000
     6.80% term notes, due April 1999.......................           $150,000
     6.50% term notes, due November 2001....................  150,000   150,000
     6.25% term notes, due March 2009.......................  200,000   200,000
     Capitalized lease liabilities, at varying interest
      rates, payable in monthly installments through fiscal
      2005..................................................    6,062    11,425
     Notes payable, at varying interest rates (from 3.5% to
      11.0%) through fiscal 2011............................   57,394    55,765
                                                             --------  --------
     Total long-term debt...................................  663,456   567,190
     Less current maturities................................   11,089   167,518
                                                             --------  --------
                                                             $652,367  $399,672
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

  The carrying value of the Company's long-term debt is $663,456 at March 31, 2000, as shown above. The corresponding fair value is approximately $646 million using the current interest rates available to the Company for debt of the same remaining maturities.

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

                         COMPUTER SCIENCES CORPORATION

                (Dollars in thousands except per-share amounts)


Note 10--Segment and Geographic Information (continued)

  A reconciliation of earnings before interest and taxes to income before taxes is as follows:

                                                          Fiscal Year
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Earnings before interest and taxes............. $693,060  $569,281  $488,974
   Interest expense...............................  (58,135)  (49,358)  (51,418)
   Interest income................................   17,612    14,950    10,031
   Special charges................................  (41,065)           (233,219)
                                                   --------  --------  --------
     Income before taxes.......................... $611,472  $534,873  $214,368
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

                         COMPUTER SCIENCES CORPORATION

                  Quarterly Financial Information (Unaudited)

                                                   Fiscal 2000
                                   -------------------------------------------
In thousands except per-share         lst        2nd        3rd        4th
amounts                             Quarter    Quarter    Quarter    Quarter
-----------------------------      ---------- ---------- ---------- ----------
Revenues.......................... $2,203,373 $2,232,025 $2,360,071 $2,575,225
Income before taxes...............    127,790    140,499    127,851    215,332
Net income........................     84,564     93,147     82,329    142,832
Net earnings per share:
  Basic...........................       0.51       0.56       0.49       0.85
  Diluted.........................       0.50       0.55       0.48       0.84

                                                   Fiscal 1999
                                   -------------------------------------------
                                      lst        2nd        3rd        4th
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------- ---------- ---------- ----------
Revenues.......................... $1,855,277 $1,946,387 $2,054,691 $2,255,050
Income before taxes...............    102,190    111,150    138,286    183,247
Net income........................     67,824     74,168     91,696    121,814
Net earnings per share:
  Basic...........................       0.42       0.45       0.56       0.74
  Diluted.........................       0.41       0.44       0.55       0.72

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

  These documents are included in the response to Item 8 of this report. See the index on page 19.

  (3) Exhibits

  The following exhibits are filed with this report:

 Exhibit
 Number                       Description of Exhibit
 -------                      ----------------------
   3.1   Restated Articles of Incorporation, effective October 31, 1988     (c)
   3.2   Amendment to Restated Articles of Incorporation, effective
          August 10, 1992                                                   (j)
   3.3   Amendment to Restated Articles of Incorporation, effective July
          31, 1996                                                          (l)
   3.4   Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective August
          1, 1996                                                           (n)
   3.5   Bylaws, amended and restated effective December 6, 1999
  10.1   1978 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
  10.2   1980 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
  10.3   1984 Stock Option Plan, amended and restated effective March 31,
          1988*                                                             (m)
  10.4   1987 Stock Incentive Plan*                                         (b)
  10.5   Schedule to the 1987 Stock Incentive Plan for United Kingdom
          personnel*                                                        (b)
  10.6   1990 Stock Incentive Plan*                                         (i)
  10.7   1992 Stock Incentive Plan, amended and restated effective August
          9, 1993*                                                          (p)
  10.8   Schedule to the 1992 Stock Incentive Plan for United Kingdom
          personnel*                                                        (o)
  10.9   1995 Stock Incentive Plan*                                         (k)
  10.10  1998 Stock Incentive Plan*                                         (t)
  10.11  Form of Stock Option Agreement*                                    (s)
  10.12  Form of Restricted Stock Agreement*                                (s)
  10.13  Annual Management Incentive Plan, effective April 2, 1983*         (a)
  10.14  Supplemental Executive Retirement Plan, amended and restated
          effective February 27, 1998*                                      (s)
  10.15  Deferred Compensation Plan, amended and restated effective
          February 2, 1998*                                                 (q)
  10.16  Severance Plan for Senior Management and Key Employees, amended
          and restated effective February 18, 1998.                         (r)
  10.17  Severance Agreement with Van B. Honeycutt, effective February 2,
          1998*                                                             (q)
  10.18  Employment Agreement with Van B. Honeycutt, effective May 1,
          1999*                                                             (g)
  10.19  Form of Indemnification Agreement for Officers                     (e)
  10.20  Form of Indemnification Agreement for Directors                    (d)
  10.21  1997 Nonemployee Director Stock Incentive Plan                     (p)
  10.22  Form of Restricted Stock Unit Agreement                            (f)
  10.23  1990 Nonemployee Director Retirement Plan, amended and restated
          effective February 2, 1998                                        (q)
  10.24  Rights Agreement dated February 18, 1998                           (r)
  10.25  $250 million Credit Agreement (Long Term Facility) dated as of
          August 20, 1999                                                   (u)
  10.26  $250 million Credit Agreement (Short Term Facility) dated as of
          August 20, 1999                                                   (u)
  10.27  First Amendment to $350 million Credit Agreement dated September
          23, 1996                                                          (q)
  21     Significant Active Subsidiaries and Affiliates of the Registrant   (h)
  23     Independent Auditors' Consent                                      (h)
  27     Financial Data Schedule                                            (h)
  99.1   Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1999 (to be filed by amendment)
  99.2   Annual Report on Form 11-K for the Hourly Savings Plan of CSC
          Outsourcing, Inc. for the fiscal year ended December 31, 1999
          (to be filed by amendment)
  99.3   Annual Report on Form 11-K for the CUTW Hourly Savings Plan of
          CSC Outsourcing, Inc. for the fiscal year ended December 31,
          1999 (to be filed by amendment)

Notes to Exhibit Index:

     *Management contract or compensatory plan or agreement

  (a)-(g) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

      (a) March 30, 1984  (e) March 31, 1995
      (b) April 1, 1988   (f) April 3, 1998
      (c) March 31, 1989  (g) April 2, 1999
      (d) April 3, 1992   (h) March 31, 2000

  (i) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.

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

  (l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.

  (m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.

  (n) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.

  (o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.

  (p) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.

  (q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.

  (r) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.

  (s) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.

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

                                          Computer Sciences Corporation

Dated: June 19, 2000                            /s/ Bryan Brady
                                          By: ___________________________
                                                    Bryan Brady
                                           Vice President and Controller

                COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII, Valuation and Qualifying Accounts
                       Three Years Ended March 31, 2000

                                                      Additions
                                              -------------------------
                               Balance,       Charged to cost                        Balance,
In thousands              beginning of period  and expenses   Other (1) Deductions end of period
------------              ------------------- --------------- --------- ---------- -------------
Year ended March 31,
 2000
Allowance for doubtful
 receivables............        $81,549           $ 6,070      $(1,703)  $12,935      $72,981

Year ended April 2, 1999
Allowance for doubtful
 receivables............         75,907             9,226        4,032     7,616       81,549

Year ended April 3, 1998
Allowance for doubtful
 receivables............         52,688            31,828        4,077    12,686       75,907


--------
(1) Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.