Form 10-K/A
period 2000-03-31
COMPUTER SCIENCES CORP
filed 2000-06-28
CIK 23082

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

     The registrant hereby amends this Annual Report to include Exhibits 99.1, 99.2 and 99.3.

=============================================================================

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed with this report:

Exhibit
Number                     Description of Exhibit
-------                    ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
           August 10, 1992                                                (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
           July 31, 1996                                                  (l)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (n)
  3.5    Bylaws, amended and restated effective December 6, 1999
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (i)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (p)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (o)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (t)
 10.11   Form of Stock Option Agreement*                                  (s)
 10.12   Form of Restricted Stock Agreement*                              (s)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (s)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (q)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998               (r)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998*                                              (q)
 10.18   Employment Agreement with Van B. Honeycutt, effective
           May 1, 1999*                                                   (g)
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (p)
 10.22   Form of Restricted Stock Unit Agreement                          (f)
 10.23   1990 Nonemployee Director Retirement Plan, amended and
           restated effective February 2, 1998                            (q)
 10.24   Rights Agreement dated February 18, 1998                         (r)
 10.25   $250 million Credit Agreement (Long Term Facility) dated
           as of August 20, 1999                                          (u)
 10.26   $250 million Credit Agreement (Short Term Facility) dated
           as of August 20, 1999                                          (u)
 21      Significant Active Subsidiaries and Affiliates of the Registrant (h)
 23      Independent Auditors' Consent                                    (h)
 27      Financial Data Schedule                                          (h)
 99.1 Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 1999**
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999**
 99.3 Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999**

Notes to Exhibit Index:

   * Management contract or compensatory plan or agreement
  ** Filed with this amendment.

(a)-(h) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

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

                                           COMPUTER SCIENCES CORPORATION


Dated:  June 28, 2000                      By:        /s/Bryan Brady
                                              -------------------------------
                                                        Bryan Brady,
                                               Vice President and Controller

                            INDEX TO EXHIBITS
                            -----------------

Exhibit
Number                    Description of Exhibit
-------                   ----------------------
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
           August 10, 1992                                                (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
           July 31, 1996                                                  (l)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (n)
  3.5    Bylaws, amended and restated effective December 6, 1999
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (i)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (p)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (o)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (t)
 10.11   Form of Stock Option Agreement*                                  (s)
 10.12   Form of Restricted Stock Agreement*                              (s)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (s)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (q)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998               (r)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998*                                              (q)
 10.18   Employment Agreement with Van B. Honeycutt, effective
           May 1, 1999*                                                   (g)
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (p)
 10.22   Form of Restricted Stock Unit Agreement                          (f)
 10.23   1990 Nonemployee Director Retirement Plan, amended and
           restated effective February 2, 1998                            (q)
 10.24   Rights Agreement dated February 18, 1998                         (r)
 10.25   $250 million Credit Agreement (Long Term Facility) dated
           as of August 20, 1999                                          (u)
 10.26   $250 million Credit Agreement (Short Term Facility) dated
           as of August 20, 1999                                          (u)
 21      Significant Active Subsidiaries and Affiliates of the Registrant (h)
 23      Independent Auditors' Consent                                    (h)
 27      Financial Data Schedule                                          (h)
 99.1 Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 1999**
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999**
 99.3 Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999**

Notes to Exhibit Index:

   * Management contract or compensatory plan or agreement
  ** Filed with this amendment.

(a)-(h) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

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