Form 10-Q
period 2000-06-30
COMPUTER SCIENCES CORP
filed 2000-08-14
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


     168,121,623 shares of Common Stock, $1.00 par value, were outstanding on July 28, 2000.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income,
         First Quarter Ended June 30, 2000 and July 2, 1999 .............  3

      Consolidated Condensed Balance Sheets,
         June 30, 2000 and March 31, 2000 ...............................  4

      Consolidated Condensed Statements of Cash Flows,
         First Quarter Ended June 30, 2000 and July 2, 1999 .............  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............  9

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .............................................. 13


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ............................. 14


                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                                                  First Quarter Ended
                                             -----------------------------
  (In millions except per share amounts)     June 30, 2000    July 2, 1999
                                             -------------    ------------

Revenues                                       $2,463.3         $2,203.4
                                               --------         --------

Costs of services                               1,968.8          1,747.5

Selling, general and administrative               193.2            200.6

Depreciation and amortization                     142.8            118.8

Interest expense                                   16.5             13.8

Interest income                                    (3.5)            (5.1)
                                               --------         --------

Total costs and expenses                        2,317.8          2,075.6
                                               --------         --------

Income before taxes                               145.5            127.8

Taxes on income                                    49.5             43.2
                                               --------         --------

Net income                                     $   96.0         $   84.6
                                               ========         ========

Earnings per share (note A):

    Basic                                      $    .57         $    .51
                                               ========         ========
    Diluted                                    $    .56         $    .50
                                               ========         ========

Average common shares: (note A)
    Outstanding                                 167.791          165.330
    Assuming dilution                           171.141          168.724

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    June 30,      March 31,
           (In millions)                              2000          2000
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                        $  121.2       $  260.4
  Receivables                                       2,487.8        2,191.5
  Prepaid expenses and other current assets           282.1          314.4
                                                   --------       --------
      Total current assets                          2,891.1        2,766.3
                                                   --------       --------

  Property and equipment, net                       1,397.3        1,274.9
  Outsourcing contract costs, net                     419.1          374.6
  Software, net                                       288.6          267.6
  Other assets                                        299.2          287.5
  Excess of cost of businesses acquired over
    related net assets, net                         1,004.7          903.2
                                                    --------       --------
      Total assets                                 $6,300.0       $5,874.1
                                                   ========       ========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                   $  557.0       $  249.2
  Accounts payable                                    338.4          406.9
  Accrued payroll and related costs                   516.4          485.8
  Other accrued expenses                              579.7          598.5
  Deferred revenue                                    139.6          137.1
  Income taxes payable                                111.6          106.4
                                                   --------       --------
      Total current liabilities                     2,242.7        1,983.9
                                                   --------       --------
  Long-term debt, net                                 726.8          652.4
  Other long-term liabilities                         200.6          193.8

STOCKHOLDERS' EQUITY (note C)
  Common stock issued, par value $1.00 per share      168.5          167.9
  Additional paid in capital                          931.1          907.1
  Earnings retained for use in business             2,157.1        2,061.1
  Accumulated other comprehensive loss (note E)      (110.3)         (75.8)
  Less common stock in treasury                       (16.4)         (16.1)
  Unearned restricted stock and other                   (.1)           (.2)
                                                   --------       --------
    Total stockholders' equity                      3,129.9        3,044.0
                                                   --------       --------
    Total liabilities and stockholders' equity     $6,300.0       $5,874.1
                                                   ========       ========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                      First Quarter Ended
                                                    -----------------------
        (In millions)                                June 30,      July 2,
                                                       2000         1999
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                           $ 96.0       $ 84.6
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       142.8        118.8
   Provision for losses on accounts receivable           (.7)        (2.0)
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (266.4)      (148.9)
     Decrease in liabilities                           (67.4)        (3.2)
                                                      ------       ------
Net cash (used in) provided by operating activities    (95.7)        49.3
                                                      ------       ------
Investing activities:
 Purchases of property and equipment                  (132.4)      (138.5)
 Acquisitions, net of cash acquired                   (131.9)       (61.1)
 Outsourcing contracts                                (122.7)       (60.1)
 Software                                              (39.8)       (14.8)
 Other investing cash flows                             (6.2)         4.5
                                                      ------       ------
Net cash used in investing activities                 (433.0)      (270.0)
                                                      ------       ------
Financing activities:
 Borrowings under commercial paper, net                268.5         16.5
 Borrowings (payments) under lines of credit, net      116.5        (13.0)
 Principal payments on long-term debt                   (3.6)      (158.7)
 Proceeds from stock option transactions                24.3         21.0
 Other financing cash flows                            (15.3)          .2
                                                      ------       ------
Net cash provided by (used in) financing activities    390.4       (134.0)
                                                      ------       ------
Effect of exchange rate changes on cash
 and cash equivalents                                    (.9)          .3
                                                      ------       ------
Net decrease in cash and cash equivalents             (139.2)      (354.4)

Cash and cash equivalents at beginning of year         260.4        617.9
Effect of pooling restatement                                       (12.1)
                                                      ------       ------
Cash and cash equivalents at end of period            $121.2       $251.4
                                                      ======       ======

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

                                                First Quarter Ended
                                         --------------------------------
                                         June 30, 2000       July 2, 1999
                                         -------------       ------------
Net income for basic and diluted EPS         $ 96.0              $ 84.6
                                             ======              ======
Common share information:
  Average common shares outstanding
    for basic EPS                           167.791             165.330
  Dilutive effect of stock options            3.350               3.394
                                            -------             -------
  Shares for diluted EPS                    171.141             168.724
                                            =======             =======
Basic EPS                                    $  .57              $  .51
Diluted EPS                                     .56                 .50

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the quarter. The number of such options was 135,324 and 196,561 at June 30, 2000 and July 2, 1999, respectively.

(B) Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

                                            June 30, 2000     March 31, 2000
                                            -------------     --------------
    Property and equipment                    $1,528.2           $1,469.3
    Outsourcing contract costs                   202.0              189.3
    Software                                     213.6              199.1
    Excess of cost of business acquired
      over related net assets                    164.5              155.3

(C) No dividends were paid during the periods presented. At June 30, 2000 and March 31, 2000, there were 168,472,552 and 167,903,047 shares, respectively, of $1.00 par value common stock issued, and 397,693 and 394,915 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $13.8 million and $18.6 million for the three months ended June 30, 2000 and July 2, 1999, respectively. Cash payments for taxes on income were $16.5 million and $13.4 million for the three months ended June 30, 2000 and July 2, 1999, respectively.

(E) The components of comprehensive income, net of tax, are as follows (in millions):

                                                   First Quarter Ended
                                             --------------------------------
                                             June 30, 2000       July 2, 1999
                                             -------------       ------------
     Net income                                  $96.0              $84.6
     Foreign currency translation adjustment     (30.5)              (9.3)
     Unrealized loss on available for sale
       securities                                 (4.0)
                                                 -----              -----
     Comprehensive income                        $61.5              $75.3
                                                 =====              =====

    Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment, the minimum pension liability adjustment, and the net unrealized gain on available for sale securities.

(F) CSC's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

                                   Global       U.S.
                                 Commercial   Federal
                                   Sector      Sector    Corporate    Total
                                 ----------   --------   ---------   --------
First Quarter Ended
 June 30, 2000

  Revenues                        $1,800.8     $662.5                $2,463.3
  Earnings (loss) before
   interest and taxes                112.3       52.3      ($6.1)       158.5

First Quarter Ended
 July 2,1999

  Revenues                        $1,620.2     $583.1       $ .1     $2,203.4
  Earnings (loss) before
   interest and taxes                106.3       35.9       (5.7)       136.5

(G) In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS
    No. 138, which amends certain accounting and reporting standards of SFAS No. 133. The Company is currently assessing the impact these statements will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

(H) The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." As the Company's revenue recognition practices were consistent with SAB No. 101, it had no impact on the Company's consolidated financial statements.

(I) On June 20, 2000, the Company and its wholly owned subsidiary, Patriot Acquisition Corporation, entered into an Agreement and Plan of Merger with Policy Management Systems Corporation (d/b/a "Mynd"). The Agreement provides for the acquisition of Mynd by the Company through the merger of Patriot Acquisition Corporation with and into Mynd. Mynd is a provider of systems, services, sourcing and e-business solutions to the global insurance and related financial services industries. Completion of the merger is subject to customary conditions including antitrust regulatory clearances and approval by the shareholders of Mynd. On July 31, 2000, CSC received a second request for information under the Hart-Scott-Rodino Antitrust Improvements Act concerning the tender offer.

(J) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments. Certain reclassifications have been made to the prior year's financial statements and notes in order to conform to the current presentation.

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       First Quarter of Fiscal 2001 versus
                          First Quarter of Fiscal 2000

Revenues

During the first quarter ended June 30, 2000, the Company's total revenue increased 11.8%, or $259.9 million, over the same period last year.

Global commercial sector revenues grew 11.1%, or $180.6 million over the same quarter of last year. Global commercial revenue growth was negatively impacted by approximately 4 percentage points as a result of the impact of European and Australian currency fluctuations.

U.S. Commercial revenue grew 13.4% or $113.9 million during the first quarter of fiscal 2001 over the same period last year. The growth was principally fueled by major new information technology outsourcing ("IT") contracts including United Technologies Corporation, AT&T and the County of San Diego.

European revenue at $572.2 million for the first quarter was essentially the same compared to the corresponding period last year. Revenue growth was negatively impacted by about 9 percentage points as a result of the impact of European currency fluctuations.

Other international revenue for the first quarter grew 32.1% to $262.5 million. The increase was principally the result of new outsourcing activities in Australia from G.E./G.E. Capital ITS and the Broken Hill Proprietary Company and CSC's acquisition of their respective IT services business units. In addition, Australian currency fluctuations negatively impacted other international revenue growth by about 7 percentage points.

U.S. Federal sector revenue increased 13.6% or $79.4 million during the first quarter. Revenue gains were generated by increases from civil agency and Department of Defense business. The accelerated federal growth for the quarter was principally associated with additional task orders and the ramping up of recent awards including support of the 2000 census, activity with the IRS modernization contract and the Army's Logistics Modernization contract ("LOGMOD")including achievement of the LOGMOD initial hiring milestone.

The Company announced new Global Commercial and Federal business awards of $3.3 billion. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                              Dollar Amount       Percentage of Revenue
                            ------------------    ---------------------
                            First Quarter             First Quarter
                            ------------------    ---------------------
                                  Fiscal                 Fiscal
                            ------------------    ---------------------
                              2001      2000         2001       2000
                            --------  --------     --------   --------
Costs of services           $1,968.8  $1,747.5       79.9%      79.3%
Selling, general & admin.      193.2     200.6        7.9        9.1
Depreciation and amort.        142.8     118.8        5.8        5.4
Interest expense, net           13.0       8.7         .5         .4
                            --------  --------      ------     ------
   Total                    $2,317.8  $2,075.6       94.1%      94.2%
                            ========  ========      ======     ======

Comparing the first quarter of fiscal 2001 and fiscal 2000, total costs and expenses improved as a percentage of revenue. Lower costs in selling, general and administrative expenses were partially offset by increases in costs of services and depreciation and amortization.

Lower selling, general and administrative expenses as a percentage of revenue were principally related to benefits realized within the U.S. Federal Sector as a result of Nichols Research Corporation integration synergies achieved, a continued focus on aggressive cost containment across the company and the higher growth rate of our U.S. Federal sector revenues. The increase in costs of services as a percentage of revenue was the result of this quarter's revenue mix driven in part by our U.S. Federal and Asia operations and higher labor costs experienced within our U.S. Consulting business unit. Due to previous pricing commitments, U.S. Consulting operations composite billing rates lagged current market levels. The increase in depreciation and amortization expenses as a percentage of revenue was principally due to additional assets associated with the Company's outsourcing operations.

Income Before Taxes

Due to the Company's revenue growth and improvement in operating performance, income before taxes increased $17.7 million to $145.5 million, up 13.8% over the same quarter last year. The resulting margin was 5.9% compared to 5.8% for last year's first quarter.

Net Income

Earnings were $96 million for the first quarter of fiscal 2001, up $11.4 million, or 13.5% over last year's first quarter. This year's first quarter diluted earnings per share of 56 cents increased 12% over last year's first quarter diluted earnings per share of 50 cents.

Cash Flows

Cash used in operating activities was $95.7 million for the three months ended June 30, 2000, compared with cash provided by operating activities of $49.3 million during the same period last year. The decrease of $145 million resulted from changes in working capital partially offset by an increase in earnings and non-cash depreciation and amortization expenses.

The Company's cash expenditures for investing activities totaled $433 million for the most recent three months versus $270 million during the same period of last year. The increase principally relates to purchases of outsourcing assets and property and equipment across the Company and acquisitions made in Australia and Scandinavia.

Cash provided by financing activities was $390.4 million for the most recent quarter versus cash used for financing activities of $134 million for the same period last year. The change is principally due to an increase in borrowings associated with the ramp up of new outsourcing contracts and acquisition activity in fiscal 2001. Fiscal 2000 activity reflects the repayment of the Company's $150 million 6.80% notes due April 1999.

Financial Condition

During the first quarter of fiscal 2001, the Company's capital outlays included $387 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These investments were funded from additional borrowings and existing cash balances, which decreased from $260.4 million to $121.2 million. The Company's debt-to-total capitalization ratio increased from 22.9% at fiscal 2000 year end to 29.1% at June 30, 2000 principally due to the previously mentioned additional borrowings. On August 8, 2000, the Company sold $500 million 7.50% notes due August 2005 and intends to use the proceeds for general corporate purposes, including the reduction of outstanding commercial paper instruments.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 11 of the Company's Annual Report on Form 10-K, as amended, for fiscal 2000. The exercise price of this put option is equal to the appraised value of the business.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amends SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133. The Company is currently assessing the impact these statements will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

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

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 31, 2000, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year then ended. For the three months ended June 30, 2000, there has been no significant change in related market risk factors.

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K
a.   Exhibits

  2.1    Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation
           and Nevada Acquisition Corporation                             (w)
  2.2    Agreement and Plan of Merger dated as of June 20, 2000 by
           and among the Registrant, Policy Management Systems
           Corporation and Patriot Acquisition Corp.                      (x)
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
           August 10, 1992                                                (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
           July 31, 1996                                                  (l)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (n)
  3.5    Bylaws, amended and restated effective December 6, 1999          (v)
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (i)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (p)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (o)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (t)
 10.11   Form of Stock Option Agreement*                                  (s)
 10.12   Form of Restricted Stock Agreement*                              (s)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (s)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (q)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998               (r)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998*                                              (q)
 10.18   Employment Agreement with Van B. Honeycutt, effective
           May 1, 1999*                                                   (g)
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (p)
 10.22   Form of Restricted Stock Unit Agreement                          (f)
 10.23   1990 Nonemployee Director Retirement Plan, amended and
           restated effective February 2, 1998                            (q)
 10.24   Rights Agreement dated February 18, 1998                         (r)
 10.25   $250 million Credit Agreement (Long Term Facility) dated
           as of August 20, 1999                                          (u)
                                     14

 10.26   $250 million Credit Agreement (Short Term Facility) dated
           as of August 20, 1999                                          (u)
 27      Financial Data Schedule
 28      Revenues by Market Sector
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
           Registrant for the fiscal year ended December 31, 1999         (h)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999                                              (h)
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
           of CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999                                              (h)

Notes to Exhibit Index:
    *Management contract or compensatory plan or agreement

(a)-(h) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

     (a)  March 30, 1984     (e)  March 31, 1995
     (b)  April 1, 1988      (f)  April 3, 1998
     (c)  March 31, 1989     (g)  April 2, 1999
     (d)  April 3, 1992      (h)  March 31, 2000

(i) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
(j) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(k) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
(l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
(n) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
(o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
(p) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
(r) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.
(s) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on
     March 2, 1998.
(t) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.
(u) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.
(v) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.
(w) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 20, 1999.
(x) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 20, 2000.

    b.   Reports on Form 8-K:

There was one report on Form 8-K filed during the first quarter of fiscal 2001. On June 20, 2000, the Registrant filed a Current Report on Form 8-K reporting that it has entered into an Agreement and Plan of Merger with Policy Management Systems Corporation and Patriot Acquisition Corp., a wholly owned subsidiary of the Registrant.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: August 14, 2000              By: /s/ Bryan Brady
                                      -----------------------------
                                       Bryan Brady
                                       Vice President and Controller
                                       Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  27         Financial Data Schedule

  28         Revenues by Market Sector
