Form 10-Q
period 2000-09-29
COMPUTER SCIENCES CORP
filed 2000-11-13
CIK 23082

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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


     168,386,805 shares of Common Stock, $1.00 par value, were outstanding on October 27, 2000.

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Second Quarter and
         Six Months Ended September 29, 2000 and October 1, 1999 ........  3

      Consolidated Condensed Balance Sheets,
         September 29, 2000 and March 31, 2000 ..........................  4

      Consolidated Condensed Statements of Cash Flows,
         Six Months Ended September 29, 2000 and October 1, 1999 ........  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 10

   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .............................................. 14


PART II.  OTHER INFORMATION

   Item 4. Submission of matters to a Vote of Security-Holders .......... 15

   Item 6. Exhibits and Reports on Form 8-K ............................. 16


                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                            Second Quarter Ended        Six Months Ended
                           ----------------------    ----------------------
  (In millions except       Sept. 29,    Oct. 1,      Sept. 29,    Oct. 1,
   per share amounts)         2000        1999          2000        1999
                           ----------  ----------    ----------  ----------

Revenues                    $2,498.9    $2,232.0      $4,962.2    $4,435.4
                            --------    --------      --------    --------

Costs of services            1,978.6     1,763.1       3,947.4     3,510.6

Selling, general
  and administrative           181.2       188.5         374.4       389.2

Depreciation and
  amortization                 157.3       129.7         300.1       248.4

Interest expense                23.2        14.4          39.8        28.2

Interest income                 (4.0)       (4.2)         (7.6)       (9.3)
                            --------    --------      --------    --------

Total costs and expenses     2,336.3     2,091.5       4,654.1     4,167.1
                            --------    --------      --------    --------

Income before taxes            162.6       140.5         308.1       268.3

Taxes on income                 53.6        47.4         103.1        90.6
                            --------    --------      --------    --------

Net income                  $  109.0    $   93.1      $  205.0    $  177.7
                            ========    ========      ========    ========

Earnings per share (note A):

    Basic                   $    .65    $    .56      $   1.22    $   1.07
                            ========    ========      ========    ========
    Diluted                 $    .64    $    .55      $   1.20    $   1.05
                            ========    ========      ========    ========


[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   Sept. 29,      March 31,
           (In millions)                              2000          2000
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                        $  135.1       $  260.4
  Receivables                                       2,517.4        2,191.5
  Prepaid expenses and other current assets           396.8          314.4
                                                   --------       --------
      Total current assets                          3,049.3        2,766.3
                                                   --------       --------

  Property and equipment, net                       1,449.9        1,274.9
  Outsourcing contract costs, net                     469.2          374.6
  Software, net                                       291.7          267.6
  Other assets                                        303.2          287.5
  Excess of cost of businesses acquired over
    related net assets, net                           944.5          903.2
                                                    --------       --------
      Total assets                                 $6,507.8       $5,874.1
                                                   ========       ========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                   $  197.2       $  249.2
  Accounts payable                                    464.2          406.9
  Accrued payroll and related costs                   489.7          485.8
  Other accrued expenses                              502.1          598.5
  Deferred revenue                                    123.7          137.1
  Income taxes payable                                108.8          106.4
                                                   --------       --------
      Total current liabilities                     1,885.7        1,983.9
                                                   --------       --------
  Long-term debt, net                               1,223.1          652.4
  Other long-term liabilities                         197.7          193.8

STOCKHOLDERS' EQUITY (note C)
  Common stock issued, par value $1.00 per share      168.7          167.9
  Additional paid in capital                          950.3          907.1
  Earnings retained for use in business             2,266.1        2,061.1
  Accumulated other comprehensive loss (note E)      (167.0)         (75.8)
  Less common stock in treasury                       (16.6)         (16.1)
  Unearned restricted stock and other                   (.2)           (.2)
                                                   --------       --------
    Total stockholders' equity                      3,201.3        3,044.0
                                                   --------       --------
    Total liabilities and stockholders' equity     $6,507.8       $5,874.1
                                                   ========       ========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                       Six Months Ended
                                                    -----------------------
        (In millions)                                Sept. 29,     Oct. 1,
                                                       2000         1999
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                           $205.0       $177.7
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization and other
    non-cash charges                                   304.2        251.4
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                               (427.0)      (155.6)
     Decrease in liabilities                           (27.0)       (52.7)
                                                      ------       ------
Net cash provided by operating activities               55.2        220.8
                                                      ------       ------
Investing activities:
 Purchases of property and equipment                  (320.4)      (222.5)
 Acquisitions, net of cash acquired                   (122.0)       (94.2)
 Outsourcing contracts                                (192.6)      (106.8)
 Software                                              (66.8)       (36.3)
 Other investing cash flows                            (11.2)        10.7
                                                      ------       ------
Net cash used in investing activities                 (713.0)      (449.1)
                                                      ------       ------
Financing activities:
 (Repayment) borrowings under commercial paper, net    (40.9)        16.4
 Borrowings under lines of credit, net                  70.2         16.1
 Proceeds from debt issuance                           500.0
 Principal payments on long-term debt                   (5.8)      (166.4)
 Proceeds from stock option transactions                25.2         25.5
 Other financing cash flows                            (14.6)         2.4
                                                      ------       ------
Net cash provided by (used in) financing activities    534.1       (106.0)
                                                      ------       ------
Effect of exchange rate changes on cash
 and cash equivalents                                   (1.6)         (.2)
                                                      ------       ------
Net decrease in cash and cash equivalents             (125.3)      (334.5)

Cash and cash equivalents at beginning of year         260.4        617.9
Effect of pooling restatement                                       (12.1)
                                                      ------       ------
Cash and cash equivalents at end of period            $135.1       $271.3
                                                      ======       ======

[FN]
See accompanying notes.

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

                                               Second Quarter Ended
                                         --------------------------------
                                         Sept. 29, 2000      Oct. 1, 1999
                                         --------------      ------------
Net income                                   $109.0              $ 93.1
                                             ======              ======
Common share information:
  Average common shares outstanding
    for basic EPS                           168.178             166.011
  Dilutive effect of stock options            2.675               3.404
                                            -------             -------
  Shares for diluted EPS                    170.853             169.415
                                            =======             =======
Basic EPS                                    $  .65              $  .56
Diluted EPS                                     .64                 .55

                                                 Six Months Ended
                                         --------------------------------
                                         Sept. 29, 2000      Oct. 1, 1999
                                         --------------      ------------
Net income                                   $205.0              $177.7
                                             ======              ======
Common share information:
  Average common shares outstanding
    for basic EPS                           167.984             165.670
  Dilutive effect of stock options            3.013               3.400
                                            -------             -------
  Shares for diluted EPS                    170.997             169.070
                                            =======             =======
Basic EPS                                    $ 1.22              $ 1.07
Diluted EPS                                    1.20                1.05

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the quarter. The number of such options was 2,203,697 and 202,857 at September 29, 2000 and October 1, 1999,
    respectively.

(B) Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

                                            Sept. 29, 2000     March 31, 2000
                                            --------------     --------------
    Property and equipment                    $1,547.3            $1,469.3
    Outsourcing contract costs                   217.1               189.3
    Software                                     201.3               199.1
    Excess of cost of businesses acquired
      over related net assets                    175.0               155.3

(C) No dividends were paid during the periods presented. At September 29, 2000 and March 31, 2000, there were 168,718,941 and 167,903,047 shares, respectively, of $1.00 par value common stock issued, and 400,641 and 394,915 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $34.2 million and $31.8 million for the six months ended September 29, 2000 and October 1, 1999, respectively. Cash payments for taxes on income were $27.5 million and $33.5 million for the six months ended September 29, 2000 and October 1, 1999, respectively.

(E) The components of comprehensive income, net of tax, are as follows (in millions):

                                                   Second Quarter Ended
                                             --------------------------------
                                             Sept. 29, 2000      Oct. 1, 1999
                                             --------------      ------------
     Net income                                  $109.0             $ 93.1
     Foreign currency translation adjustment      (57.1)              11.4
     Unrealized gain on available for sale
       securities                                    .4
                                                 ------             ------
     Comprehensive income                        $ 52.3             $104.5
                                                 ======             ======

                                                     Six Months Ended
                                             --------------------------------
                                             Sept. 29, 2000      Oct. 1, 1999
                                             --------------      ------------
     Net income                                  $205.0             $177.7
     Foreign currency translation adjustment      (87.6)               1.9
     Unrealized loss on available for sale
       securities                                  (3.6)
                                                 ------             ------
     Comprehensive income                        $113.8             $179.6
                                                 ======             ======

                                       7

    Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains on available for sale securities.

(F) The Company's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenue reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments and reflects a realignment of intersegment activities to attribute operating results to the performing segment. Information on reportable segments is as follows (in millions):

                                   Global       U.S.
                                 Commercial   Federal
                                   Sector      Sector    Corporate    Total
                                 ----------   --------   ---------   --------
Second Quarter Ended
 September 29, 2000
  Revenues                        $1,880.6     $618.0       $ .3     $2,498.9
  Earnings (loss) before
   interest and taxes                141.4       43.9       (3.5)       181.8

Second Quarter Ended
 October 1, 1999
  Revenues                        $1,696.7     $534.6       $ .7     $2,232.0
  Earnings (loss) before
   interest and taxes                125.7       28.8       (3.8)       150.7

                                   Global       U.S.
                                 Commercial   Federal
                                   Sector      Sector    Corporate    Total
                                 ----------   --------   ---------   --------
Six Months Ended
 September 29, 2000
  Revenues                        $3,704.8    $1,257.1      $ .3     $4,962.2
Earnings (loss) before
   interest and taxes                257.7        92.2      (9.6)       340.3

Six Months Ended
 October 1, 1999
  Revenues                        $3,328.7    $1,105.9      $ .8     $4,435.4
  Earnings (loss) before
   interest and taxes                234.3        62.4      (9.5)       287.2

(G) In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. This statement was subsequently amended by SFAS 137 (June 1999) and SFAS 138 (June 2000). As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

(H) The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." As the Company's revenue recognition practices were consistent with SAB No. 101, it had no impact on the Company's consolidated financial statements.

(I) On June 20, 2000, the Company and its wholly owned subsidiary, Patriot Acquisition Corporation, entered into an Agreement and Plan of Merger with Mynd Corporation ("Mynd"), formally known as Policy Management Systems Corporation. The Agreement provides for the acquisition of Mynd by the Company through the merger of Patriot Acquisition Corporation with and into Mynd. Mynd is a provider of systems, services, sourcing and e-business solutions to the global insurance and related financial services industries. Completion of the merger is subject to customary conditions including antitrust regulatory clearances and approval by the shareholders of Mynd. On July 31, 2000, CSC received a second request for information under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 concerning the tender offer and the Company is currently in the process of responding to the request.

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

              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Second Quarter and First Six Months of Fiscal 2001 versus
               Second Quarter and First Six Months of Fiscal 2000

Revenues

During the second quarter ended September 29, 2000, the Company's total revenues increased 12%, or $266.9 million, over the same period last year.

Global commercial sector revenue grew 10.8%, or $183.9 million over the same quarter of last year. Global commercial revenue growth was negatively impacted by approximately 5 percentage points as a result of currency fluctuations primarily in Europe and Australia.

U.S. Commercial revenue grew 13.2%, or $117 million to $1,004.5 million during the second quarter of fiscal 2001 over the same period last year. The growth was principally driven by major recent information technology outsourcing ("IT") contracts announced during the past year, including United Technologies Corporation, AT&T and the County of San Diego.

European revenue of $583.1 million for the second quarter was down 6.2% from the $621.5 million reported in the corresponding period last year. Revenue growth was negatively impacted by about 11 percentage points as a result of the impact of European currency fluctuations. In addition, revenue was adversely impacted by lower overall demand for consulting and systems integration services and reflects a continuing slower pace of Enterprise Resource Planning systems implementation activities than last year.

Other international revenue for the second quarter grew 56.1% to $293 million. The increase was principally the result of recent outsourcing awards in Australia from G.E./G.E. Capital ITS and the Broken Hill Proprietary Company and CSC's acquisition of their respective IT services business units.
Currency fluctuations principally in Australia negatively impacted other international revenue growth by about 9 percentage points.

U.S. Federal sector revenue increased 15.6% to $618 million during the second quarter. Revenue gains were generated by increases from both civil agency and Department of Defense business. The accelerated federal growth for the quarter was principally associated with several recent awards including the Army's Logistics Modernization contract, increased tasking on the IRS modernization program and activities related to support of the U.S. 2000 census which was wrapping up during the quarter.

For the first half of fiscal 2001, the Company's total revenue increased 11.9%, or 15.3% in constant currency and the Company announced new Global Commercial and Federal business awards of $7.7 billion. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

                          Dollar Amount           Percentage of Revenue
                          --------------     --------------------------------
                          Second Quarter     Second Quarter  First Six Months
                          --------------     --------------  ----------------
                             Fiscal             Fiscal           Fiscal
                       ------------------    --------------  ----------------
                         2001      2000       2001    2000     2001    2000
                       --------  --------    ------  ------   ------  ------
Costs of services      $1,978.6  $1,763.1     79.2%   79.0%    79.6%   79.2%
Selling, general
 & administration         181.2     188.5      7.2     8.4      7.6     8.8
Depreciation and
 amortization             157.3     129.7      6.3     5.8      6.0     5.6
Interest expense, net      19.2      10.2       .8      .5       .6      .4
                       --------  --------    ------  ------   ------  ------
   Total               $2,336.3  $2,091.5     93.5%   93.7%    93.8%   94.0%
                       ========  ========    ======  ======   ======  ======

Comparing both the second quarter and first six months of fiscal 2001 to fiscal 2000, overall total costs and expenses improved as a percentage of revenue. Lower costs in selling, general and administrative expenses were partially offset by increases in costs of services and depreciation and amortization.

Lower selling, general and administrative expenses as a percentage of revenue were principally related to benefits realized within the U.S. Federal Sector as a result of Nichols Research Corporation integration synergies achieved, a continued focus on aggressive cost containment across the Company and the higher growth rate of our U.S. Federal sector revenues. The increase in costs of services as a percentage of revenue can be attributed principally to higher labor costs experienced within our U.S. consulting business and the revenue mix driven in part by the rapid growth of activities in our Asia Pacific operations. The increase in depreciation and amortization expenses as a percentage of revenue was principally fueled by our recent outsourcing activities that have required significant asset purchases. The increase in net interest expense was due to a combination of higher interest rates on borrowings and an increase in the borrowings outstanding.

Income Before Taxes

Due to the Company's revenue growth and improvement in operating performance, income before taxes increased $22.1 million to $162.6 million, up 15.7% over the same quarter last year. The resulting margin was 6.5% compared to 6.3% for last year's second quarter and was 6.2% versus 6% for the six months of fiscal 2001 and fiscal 2000, respectively.

Net Income

Net income was $109 million for the second quarter of fiscal 2001, up $15.9 million, or 17.1% over last year's second quarter. This year's second quarter diluted earnings per share of 64 cents increased 16.4% over last year's second quarter diluted earnings per share of 55 cents. On a year to date basis, diluted earnings per share were $1.20, up 15 cents, or 14.3% over the comparable period for last year.

Cash Flows

Cash provided by operating activities was $55.2 million for the six months ended September 29, 2000, compared with $220.8 million during the same period last year. The decrease of $165.6 million primarily resulted from changes in working capital partially offset by an increase in earnings and non-cash depreciation and amortization expenses.

The Company's cash expenditures for investing activities totaled $713 million for the most recent six months versus $449.1 million during the same period of last year. The increase principally relates to purchases of outsourcing assets and property and equipment across the Company and acquisition activity primarily in Europe and Australia.

Cash provided by financing activities was $534.1 million for the most recent six months versus cash used for financing activities of $106 million for the same period a year ago. The change is principally the result of an increase in borrowings associated with the ramp up of recent outsourcing awards and acquisition activity in fiscal 2001. Fiscal 2000 activity reflects the repayment of the Company's $150 million 6.80% notes due April 1999.

Financial Condition

During the first six months of fiscal 2001, the Company's capital outlays included $635 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing awards. These investments were funded from additional borrowings and existing cash balances, which decreased from $260.4 million to $135.1 million. The Company's debt-to-total capitalization ratio increased from 22.9% at fiscal 2000 year end (March 31, 2000) to 30.7% at September 29, 2000 principally due to the previously mentioned additional borrowings. During the second quarter of fiscal 2001, the Company sold $500 million of 7.50% notes due August 2005 and intends to use the proceeds for general corporate purposes, including the reduction of outstanding commercial paper instruments.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. This statement was subsequently amended by SFAS 137 (June 1999) and SFAS 138 (June
2000). As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the impact this statement will have and, based on preliminary estimates, does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

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

                 PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 31, 2000, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year then ended. For the six months ended September 29, 2000, there has been no significant change in related market risk factors.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security-Holders.

a.  The Company held its Annual Meeting of Stockholders on August 14, 2000.

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

With respect to each nominee, the results of the vote were as follows:

         Name                       Votes For        Withheld
         ----                     -------------    ------------

   Irving W. Bailey, II            145,904,053       777,349
   Stephen L. Baum                 145,871,491       809,911
   Van B. Honeycutt                145,901,351       780,051
   William R. Hoover               145,857,727       823,675
   Leon J. Level                   145,912,621       768,781
   Thomas A. McDonnell             139,414,737     7,265,849
   F. Warren McFarlan              145,893,565       787,837
   James R. Mellor                 145,787,219       894,183
   William P. Rutledge             145,892,765       788,637

c. The proposed vote to amend the Restated Articles of Incorporation to increase the authorized Common Stock from 275,000,000 shares to 750,000,000 shares was approved as follows:

                                          Votes
                            ------------------------------------
                                For          Against     Abstain
                            -----------    ----------    -------
                            109,008,780    37,386,922    285,700

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits
  2.1    Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation
           and Nevada Acquisition Corporation                             (w)
  2.2    Agreement and Plan of Merger dated as of June 20, 2000 by
           and among the Registrant, Policy Management Systems
           Corporation and Patriot Acquisition Corp.                      (x)
  3.1    Restated Articles of Incorporation, effective October 31, 1988   (c)
  3.2    Amendment to Restated Articles of Incorporation, effective
           August 10, 1992                                                (j)
  3.3    Amendment to Restated Articles of Incorporation, effective
           July 31, 1996                                                  (l)
  3.4    Certificate of Amendment of Certificate of Designations of
           Series A Junior Participating Preferred Stock, effective
           August 1, 1996                                                 (n)
  3.5    Amendment to Restated Articles of Incorporation, effective
           August 15, 2000
  3.6    Bylaws, amended and restated effective December 6, 1999          (v)
 10.1    1978 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.2    1980 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.3    1984 Stock Option Plan, amended and restated effective
           March 31, 1988*                                                (m)
 10.4    1987 Stock Incentive Plan*                                       (b)
 10.5    Schedule to the 1987 Stock Incentive Plan for United Kingdom
           personnel*                                                     (b)
 10.6    1990 Stock Incentive Plan*                                       (i)
 10.7    1992 Stock Incentive Plan, amended and restated effective
           August 9, 1993*                                                (p)
 10.8    Schedule to the 1992 Stock Incentive Plan for United Kingdom
           personnel*                                                     (o)
 10.9    1995 Stock Incentive Plan*                                       (k)
 10.10   1998 Stock Incentive Plan*                                       (t)
 10.11   Form of Stock Option Agreement*                                  (s)
 10.12   Form of Restricted Stock Agreement*                              (s)
 10.13   Annual Management Incentive Plan, effective April 2, 1983*       (a)
 10.14   Supplemental Executive Retirement Plan, amended and restated
           effective February 27, 1998*                                   (s)
 10.15   Deferred Compensation Plan, amended and restated effective
           February 2, 1998*                                              (q)
 10.16   Severance Plan for Senior Management and Key Employees,
           amended and restated effective February 18, 1998               (r)
 10.17   Severance Agreement with Van B. Honeycutt, effective
           February 2, 1998*                                              (q)
 10.18   Employment Agreement with Van B. Honeycutt, effective
           May 1, 1999*                                                   (g)
 10.19   Form of Indemnification Agreement for Officers                   (e)
 10.20   Form of Indemnification Agreement for Directors                  (d)
 10.21   1997 Nonemployee Director Stock Incentive Plan                   (p)
 10.22   Form of Restricted Stock Unit Agreement                          (f)

 10.23   1990 Nonemployee Director Retirement Plan, amended and
           restated effective February 2, 1998                            (q)
 10.24   Rights Agreement dated February 18, 1998                         (r)
 10.25 $321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000
 10.26 $321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000
 27      Financial Data Schedule
 28      Revenues by Market Sector
 99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
           Registrant for the fiscal year ended December 31, 1999         (h)
 99.2    Annual Report on Form 11-K for the Hourly Savings Plan of
           CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999                                              (h)
 99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
           of CSC Outsourcing, Inc. for the fiscal year ended
           December 31, 1999                                              (h)

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


    b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the second quarter of fiscal 2001.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMPUTER SCIENCES CORPORATION



Date: November 13, 2000               By: /s/ Bryan Brady
                                      -------------------------------
                                       Bryan Brady
                                       Vice President and Controller
                                       Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

   3.5       Amendment to Restated Articles of Incorporation, effective
               August 15, 2000

  10.25      $321 million Amended and Restated Credit Agreement
               (Long Term Facility) dated as of August 18, 2000

  10.26      $321 million Amended and Restated Credit Agreement
               (Short Term Facility) dated as of August 18, 2000

  27         Financial Data Schedule

  28         Revenues by Market Sector
