Form 10-Q
period 2000-12-29
COMPUTER SCIENCES CORP
filed 2001-02-12
CIK 23082

==============================================================================


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ___________



                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000

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


     168,605,970 shares of Common Stock, $1.00 par value, were outstanding on January 26, 2001.

==============================================================================

                          COMPUTER SCIENCES CORPORATION

                               Index to Form 10-Q


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Statements of Income, Third Quarter and
         Nine Months Ended December 29, 2000 and December 31, 1999 ......  3

      Consolidated Condensed Balance Sheets,
         December 29, 2000 and March 31, 2000 ...........................  4

      Consolidated Condensed Statements of Cash Flows,
         Nine Months Ended December 29, 2000 and December 31, 1999 ......  5

      Notes to Consolidated Condensed Financial Statements ..............  6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............ 11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ... 16


PART II.  	OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ............................. 17


                     PART I, ITEM 1. FINANCIAL STATEMENTS
                        COMPUTER SCIENCES CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                              Third Quarter Ended        Nine Months Ended
                             ----------------------    ----------------------
  (In millions except         Dec. 29,    Dec. 31,      Dec. 29,    Dec. 31,
   per share amounts)           2000        1999          2000        1999
                             ----------  ----------    ----------  ----------

Revenues                      $2,664.7    $2,360.1      $7,626.9    $6,795.5
                              --------    --------      --------    --------

Costs of services              2,085.8     1,843.1       6,033.2     5,353.7

Selling, general
  and administrative             206.0       192.6         580.4       581.8

Depreciation and
  amortization                   166.9       145.4         467.0       393.8

Interest expense                  27.8        14.4          67.6        42.7

Interest income                   (5.1)       (4.3)        (12.7)      (13.7)

Special items                     84.2        41.1          84.2        41.1
                              --------    --------      --------    --------

Total costs and expenses       2,565.6     2,232.3       7,219.7     6,399.4
                              --------    --------      --------    --------

Income before taxes               99.1       127.8         407.2       396.1

Taxes on income                   33.5        45.5         136.6       136.1
                              --------    --------      --------    --------

Net income                    $   65.6    $   82.3      $  270.6    $  260.0
                              ========    ========      ========    ========

Earnings per share (note A):

    Basic                     $   0.39    $   0.49      $   1.61    $   1.57
                              ========    ========      ========    ========
    Diluted                   $   0.38    $   0.48      $   1.58    $   1.54
                              ========    ========      ========    ========



[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    Dec. 29,      March 31,
           (In millions)                              2000          2000
                                                  -----------    -----------
                                                  (unaudited)
ASSETS
  Cash and cash equivalents                        $  171.3       $  260.4
  Receivables                                       2,831.7        2,191.5
  Prepaid expenses and other current assets           433.1          314.4
                                                   --------       --------
      Total current assets                          3,436.1        2,766.3
                                                   --------       --------

  Property and equipment, net                       1,550.1        1,274.9
  Outsourcing contract costs, net                     520.3          374.6
  Software, net                                       245.8          267.6
  Other assets                                      1,247.6          287.5
  Excess of cost of businesses acquired over
    related net assets, net                           986.2          903.2
                                                   --------       --------
      Total assets                                 $7,986.1       $5,874.1
                                                   ========       ========

LIABILITIES
  Short-term debt and current
    maturities of long-term debt                   $1,210.7       $  249.2
  Accounts payable                                    470.3          406.9
  Accrued payroll and related costs                   514.8          485.8
  Other accrued expenses                              872.0          598.5
  Deferred revenue                                    184.4          137.1
  Income taxes payable                                154.8          106.4
                                                   --------       --------
      Total current liabilities                     3,407.0        1,983.9
                                                   --------       --------
  Long-term debt, net                               1,071.5          652.4
  Other long-term liabilities                         207.7          193.8

STOCKHOLDERS' EQUITY (note C)
  Common stock issued, par value $1.00 per share      168.9          167.9
  Additional paid in capital                          957.3          907.1
  Earnings retained for use in business             2,331.7        2,061.1
  Accumulated other comprehensive loss (note E)      (140.5)         (75.8)
  Less common stock in treasury                       (17.4)         (16.1)
  Unearned restricted stock and other                   (.1)           (.2)
                                                   --------       --------
    Total stockholders' equity                      3,299.9        3,044.0
                                                   --------       --------
    Total liabilities and stockholders' equity     $7,986.1       $5,874.1
                                                   ========       ========

[FN]
See accompanying notes.

                        COMPUTER SCIENCES CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                       Nine Months Ended
                                                    -----------------------
        (In millions)                                Dec. 29,     Dec. 31,
                                                       2000         1999
                                                    ----------   ----------
Cash flows from operating activities:
 Net income                                          $  270.6     $  260.0
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization and other
    non-cash charges                                    469.8        395.4
   Special items, net of tax                             42.9         19.2
   Changes in assets and liabilities, net of
    effects of acquisitions:
     Increase in assets                                (650.5)      (230.2)
     Decrease in liabilities                            217.6         48.8
                                                     --------     --------
Net cash provided by operating activities               350.4        493.2
                                                     --------     --------
Investing activities:
 Purchases of property and equipment                   (579.1)      (409.3)
 Acquisitions, net of cash acquired                    (688.1)      (193.1)
 Outsourcing contracts                                 (260.8)      (157.3)
 Software                                               (93.0)       (60.9)
 Other investing cash flows                               6.8         14.9
                                                     --------     --------
Net cash used in investing activities                (1,614.2)      (805.7)
                                                     --------     --------
Financing activities:
 Borrowings under commercial paper, net                 788.2         86.2
 Borrowings under lines of credit, net                   97.8          2.6
 Proceeds from debt issuance                            500.0
 Principal payments on long-term debt                    (8.5)      (171.7)
 Repayment of Mynd Corporation debt                    (243.0)
 Proceeds from stock option transactions                 31.6         42.8
 Other financing cash flows                               9.8        (10.2)
                                                     --------     --------
Net cash provided by (used in) financing activities   1,175.9        (50.3)
                                                     --------     --------
Effect of exchange rate changes on cash
 and cash equivalents                                    (1.2)        (3.6)
                                                     --------     --------
Net decrease in cash and cash equivalents               (89.1)      (366.4)

Cash and cash equivalents at beginning of year          260.4        617.9
Effect of pooling restatement                                        (12.1)
                                                     --------     --------
Cash and cash equivalents at end of period           $  171.3     $  239.4
                                                     ========     ========

[FN]
See accompanying notes.
                                       5

                         COMPUTER SCIENCES CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A) Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

                                               Third Quarter Ended
                                         --------------------------------
                                         Dec. 29, 2000      Dec. 31, 1999
                                         -------------      -------------
Net income                                   $ 65.6              $ 82.3
                                             ======              ======
Common share information:
  Average common shares outstanding
    for basic EPS                           168.431             166.574
  Dilutive effect of stock options            2.370               3.330
                                            -------             -------
  Shares for diluted EPS                    170.801             169.904
                                            =======             =======

Basic EPS                                    $ 0.39              $ 0.49
Diluted EPS                                    0.38                0.48

                                                 Nine Months Ended
                                         --------------------------------
                                         Dec. 29, 2000      Dec. 31, 1999
                                         -------------      -------------
Net income                                   $270.6              $260.0
                                             ======              ======
Common share information:
  Average common shares outstanding
    for basic EPS                           168.133             165.972
  Dilutive effect of stock options            2.798               3.376
                                            -------             -------
  Shares for diluted EPS                    170.931             169.348
                                            =======             =======

Basic EPS                                    $ 1.61              $ 1.57
Diluted EPS                                    1.58                1.54

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the quarter. The number of such options was 2,413,481 and 219,738 at December 29, 2000 and December 31, 1999,
    respectively.

(B) Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

                                            Dec. 29, 2000     March 31, 2000
                                            -------------     --------------
    Property and equipment                    $1,656.2           $1,469.3
    Outsourcing contract costs                   237.2              189.3
    Software                                     225.0              199.1
    Excess of cost of businesses acquired
      over related net assets                    189.2              155.3

(C) No dividends were paid during the periods presented. At December 29, 2000 and March 31, 2000, there were 168,952,520 and 167,903,047 shares, respectively, of $1.00 par value common stock issued, and 412,617 and 394,915 shares, respectively, of treasury stock.

(D) Cash payments for interest on indebtedness were $46.3 million and $43.7 million for the nine months ended December 29, 2000 and December 31, 1999, respectively. Cash payments for taxes on income were $31.5 million and $43.4 million for the nine months ended December 29, 2000 and December 31, 1999, respectively.

(E) The components of comprehensive income, net of tax, are as follows (in millions):

                                                    Third Quarter Ended
                                              --------------------------------
                                              Dec. 29, 2000      Dec. 31, 1999
                                              -------------      -------------
     Net income                                  $ 65.6             $ 82.3
     Foreign currency translation adjustment       29.7              (14.5)
     Unrealized loss on available for sale
       securities                                  (3.2)
                                                 ------             ------
     Comprehensive income                        $ 92.1             $ 67.8
                                                 ======             ======

                                                      Nine Months Ended
                                              --------------------------------
                                              Dec. 29, 2000      Dec. 31, 1999
                                              -------------      -------------
     Net income                                  $270.6              $260.0
     Foreign currency translation adjustment      (57.9)              (12.6)
     Unrealized loss on available for sale
       securities                                  (6.8)
                                                 ------              ------
     Comprehensive income                        $205.9              $247.4
                                                 ======              ======

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

                                   Global       U.S.
                                 Commercial   Federal
                                   Sector      Sector    Corporate    Total
                                 ----------   --------   ---------   --------
Third Quarter Ended
 December 29, 2000
  Revenues                        $2,027.9    $  636.5   $     .3    $2,664.7
  Earnings (loss) before
   special items, interest
   and taxes                         171.8        39.0       (4.8)      206.0
  Special items                       77.4                    6.8        84.2
  Earnings (loss) before
   interest and taxes                 94.4        39.0      (11.6)      121.8

Third Quarter Ended
 December 31, 1999
  Revenues                        $1,808.5    $  549.2   $    2.4    $2,360.1
  Earnings (loss) before
   special items, interest
   and taxes                         146.8        31.4         .8       179.0
  Special items                       18.3        11.5       11.3        41.1
  Earnings (loss) before
   interest and taxes                128.5        19.9      (10.5)      137.9

                                   Global       U.S.
                                 Commercial   Federal
                                   Sector      Sector    Corporate    Total
                                 ----------   --------   ---------   --------
Nine Months Ended
December 29, 2000
 Revenues                         $5,732.7    $1,893.6    $     .6   $7,626.9
 Earnings (loss) before
  special items, interest
  and taxes                          429.5       131.1       (14.3)     546.3
 Special items                        77.4                     6.8       84.2
 Earnings (loss) before
  special items, interest
  and taxes                          352.1       131.1       (21.1)     462.1

Nine Months Ended
December 31, 1999
 Revenues                         $5,137.3    $1,655.0    $    3.2   $6,795.5
 Earnings (loss) before
  special items, interest
  and taxes                          376.1        93.2        (3.1)     466.2
 Special items                        18.3        11.5        11.3       41.1
 Earnings (loss) before
  special items, interest
  and taxes                          357.8        81.7       (14.4)     425.1

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

(I) During December 2000, CSC completed the acquisition of all of the outstanding equity securities of Mynd Corporation ("Mynd"), formally known as Policy Management Systems Corporation, for a purchase price of $573 million. In addition, CSC assumed $243 million of outstanding Mynd debt. Mynd is a provider of systems, services, sourcing and e-business solutions to the global insurance and related financial services industries. The purchase price allocation has not been finalized pending completion of appropriate tangible and intangible asset appraisals. Therefore, the December 29, 2000 consolidated condensed balance sheet reflects Mynd's long-term assets as a component of "Other assets;" Mynd's current assets and current liabilities are reflected in their appropriate balance sheet accounts.
                                      9

(J) The results for the third quarter ended December 29, 2000 include special items of $84.2 million ($57.3 million after tax). In connection with the Mynd acquisition, the Company reviewed its global financial services operations, product strategies and the carrying value of its applicable assets. The global financial services charge is comprised of $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles; and $16.6 million related to employee severance costs of 800 financial services employees. As of December 29, 2000, approximately $5.9 million of severance costs had been paid. Upon completion of the integration of Mynd into the Company's global financial services operations, the Company may be required to record additional special items in the fourth quarter of fiscal 2001. The special charge also includes $9.4 million related to a legal settlement and the write-off of assets from operations previously sold or phased-out.

    The special items of $41.1 million ($29.8 million after tax) recorded during the third quarter ended December 31, 1999 resulted from merger-related charges and other transaction costs of $39.1 million ($28.5 million after tax) associated with the November 16, 1999 acquisition of Nichols Research Corporation (Nichols), and other costs, net of recoveries, of $2 million ($1.3 million after tax) associated with the Company's fiscal 1998 response to a failed take-over attempt. The Nichols charge is comprised of $9.3 million for investment banking and other transaction expenses; $23.5 million related to the write-off of capitalized software and the write-off of other assets and intangibles; and $6.3 million related to employee severance and elimination of duplicate facilities.

(K) The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments. Certain reclassifications have been made to the prior year's financial statements and notes in order to conform to the current presentation.

             PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Third Quarter and First Nine Months of Fiscal 2001 versus
              Third Quarter and First Nine Months of Fiscal 2000


Revenues

During the third quarter ended December 29, 2000, the Company's total revenues increased 12.9%, or $304.6 million, over the same period last year.

Global commercial sector revenue grew 12.1%, or $219.2 million over the same quarter of last year. Global commercial revenue growth was negatively impacted by approximately 8 percentage points as a result of currency fluctuations, primarily in Europe and Australia.

U.S. Commercial revenue grew 11.9%, or $107.7 million to $1,010.8 million during the third quarter of fiscal 2001 over the same period last year. The growth was principally driven by major recent information technology outsourcing ("IT") contracts announced during the past year, including Nortel Networks, AT&T, United Technologies Corporation and Equiva.

European revenue of $703.4 million for the third quarter was up 7.5% from the $654.3 million reported in the corresponding period last year. The revenue growth was predominantly driven by outsourcing activities. Revenue growth was negatively impacted by about 17 percentage points as a result of the impact of European currency fluctuations.

Other international revenue for the third quarter grew 24.8% to $313.7 million. The increase was principally the result of a recent outsourcing award in Australia from the Broken Hill Proprietary Company and the acquisition of its IT services business unit. Currency fluctuations, principally in Australia, negatively impacted other international revenue growth by about 14 percentage points.

U.S. Federal sector revenue increased 15.9% to $636.5 million during the third quarter. Revenue gains were generated by increases from both civil agencies and Department of Defense activities. The federal growth for the quarter was principally associated with several recent awards including the Army's Logistics Modernization contract, the IRS modernization program and GSA activities.

For the first nine months of fiscal 2001, the Company's total revenue increased 12.2%, or 17% in constant currency and the Company announced new Global Commercial and Federal business awards of $9.4 billion. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

Costs and Expenses

The Company's costs and expenses before special items are as follows (dollars in millions):

                          Dollar Amount          Percentage of Revenue
                          --------------    ---------------------------------
                          Third Quarter     Third Quarter   First Nine Months
                          --------------    --------------  -----------------
                             Fiscal             Fiscal           Fiscal
                       ------------------   --------------  ----------------
                         2001      2000      2001   2000     2001    2000
                       --------  --------   ------  ------   ------  ------
Costs of services      $2,085.8  $1,843.1    78.3%   78.1%    79.1%   78.8%
Selling, general
 & administration         206.0     192.6     7.7     8.1      7.6     8.6
Depreciation and
 amortization             166.9     145.4     6.3     6.2      6.1     5.8
Interest expense, net      22.7      10.1      .8      .4       .7      .4
                       --------  --------   ------  ------   ------  ------
  Total                $2,481.4  $2,191.2    93.1%   92.8%    93.5%   93.6%
                       ========  ========   ======  ======   ======  ======

Comparing the third quarter of fiscal 2001 to fiscal 2000, total costs and expenses increased as a percentage of revenue. Increases in costs of services and interest expense were partially offset by lower selling, general and administrative expenses.

The increase in costs of services as a percentage of revenue was primarily the result of higher labor costs experienced within our U.S. and Australian consulting operations due principally to severance costs of approximately $6 million incurred during the quarter. The increase in net interest expense was due to a combination of an increase in the level of borrowings outstanding and higher interest rates on borrowings. Lower selling, general and administrative expenses as a percentage of revenue were principally related to continued focus on aggressive cost containment across the Company.

Comparing the first nine months of fiscal 2001 to fiscal 2000, total cost and expenses improved as a percentage of revenue primarily related to lower selling, general and administrative expenses as a percentage of revenue due to integration synergies achieved as a result of the Nichols Research Corporation acquisition and the focus on aggressive cost containment.

Special items

The results for the third quarter ended December 29, 2000 include special items of $84.2 million ($57.3 million after tax). In connection with the Mynd acquisition, the Company reviewed its global financial services operations, product strategies and the carrying value of its applicable assets. The global financial services charge is comprised of $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles; and $16.6 million related to employee severance costs. Upon completion of the integration of Mynd into the Company's global financial services operations, the Company may be required to record additional special items in the fourth quarter of fiscal 2001. The special charge also includes $9.4 million related to a legal settlement and the write-off of assets from operations previously sold or phased-out.

The special items of $41.1 million ($29.8 million after tax) recorded during the third quarter ended December 31, 1999 resulted from merger-related charges and other transaction costs of $39.1 million ($28.5 million after tax) associated with the November 16, 1999 acquisition of Nichols Research Corporation (Nichols), and other costs, net of recoveries, of $2 million ($1.3 million after tax) associated with the Company's fiscal 1998 response to a failed take-over attempt. The Nichols charge is comprised of $9.3 million for investment banking and other transaction expenses; $23.5 million related to the write-off of capitalized software and the write-off of other assets and intangibles; and $6.3 million related to employee severance and elimination of duplicate facilities.

Income Before Taxes

Due to the Company's revenue growth, income before special items and taxes increased $14.4 million to $183.3 million, up 8.5% over the same quarter last year. The resulting margin before special items was 6.9% compared to 7.2% for last year's third quarter and was 6.4% for both the nine months of fiscal 2001 and fiscal 2000, respectively.

Net Income

Earnings before special items were $122.9 million for the third quarter of fiscal 2001, up $10.7 million, or 9.6%, over last year's third quarter. This year's third quarter diluted earnings per share before special items of 72 cents increased 9.1% over last year's third quarter diluted earnings per share before special items of 66 cents. On a year to date basis, diluted earnings per share before special items was $1.92, up 21 cents, or 12.3%, over the comparable period for the prior year.

Cash Flows

Cash provided by operating activities was $350.4 million for the nine months ended December 29, 2000, compared with $493.2 million during the same period last year. The decrease of $142.8 million primarily resulted from changes in working capital partially offset by an increase in earnings and non-cash depreciation and amortization expenses.

The Company's cash expenditures for investing activities totaled $1,614.2 million for the most recent nine months versus $805.7 million during the same period of last year. The increase principally relates to the Mynd acquisition and other acquisition activity, primarily in Europe and Australia, and purchases of outsourcing assets and property and equipment across the Company.

Cash provided by financing activities was $1,175.9 million for the most recent nine months versus cash used for financing activities of $50.3 million for the same period a year ago. The change is principally the result of an increase in borrowings associated with the Mynd acquisition and the ramp up of recent outsourcing awards and acquisition activity in fiscal 2001. Fiscal 2000 activity reflects the repayment of the Company's $150 million 6.80% notes due April 1999.

Financial Condition

During the first nine months of fiscal 2001, the Company's capital outlays included $1,528 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing awards. These investments were funded from additional borrowings and existing cash balances, which decreased from $260.4 million to $171.3 million. The Company's debt-to-total capitalization ratio increased from 22.9% at fiscal 2000 year end (March 31, 2000) to 40.9% at December 29, 2000 principally due to the previously mentioned additional borrowings.

During the third quarter of fiscal 2001, the Company filed a shelf registration statement for up to $1 billion of debt and/or equity securities. During the second quarter of 2001, the Company sold $500 million of 7.50% notes due August 2005 and used the proceeds for general corporate purposes, including the reduction of outstanding commercial paper instruments.

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

                  PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 31, 2000, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K, as amended, for the fiscal year then ended. For the nine months ended December 29, 2000, there has been no significant change in related market risk factors.

Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

 2.1    Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation
          and Nevada Acquisition Corporation ............................ (w)
 2.2    Agreement and Plan of Merger dated as of June 20, 2000 by
          and among the Registrant, Policy Management Systems
          Corporation and Patriot Acquisition Corp. ..................... (x)
 3.1    Restated Articles of Incorporation, effective October 31, 1988 .. (c)
 3.2    Amendment to Restated Articles of Incorporation, effective
          August 10, 1992 ............................................... (j)
 3.3    Amendment to Restated Articles of Incorporation, effective
          July 31, 1996 ................................................. (l)
 3.4    Certificate of Amendment of Certificate of Designations of
          Series A Junior Participating Preferred Stock, effective
          August 1, 1996 ................................................ (n)
 3.5    Amendment to Restated Articles of Incorporation, effective
          August 15, 2000 ............................................... (y)
 3.6    Bylaws, amended and restated effective December 6, 1999 ......... (v)
10.1    1978 Stock Option Plan, amended and restated effective
          March 31, 1988* ............................................... (m)
10.2    1980 Stock Option Plan, amended and restated effective
          March 31, 1988* ............................................... (m)
10.3    1984 Stock Option Plan, amended and restated effective
          March 31, 1988* ............................................... (m)
10.4    1987 Stock Incentive Plan* ...................................... (b)
10.5    Schedule to the 1987 Stock Incentive Plan for United
          Kingdom personnel* ............................................ (b)
10.6    1990 Stock Incentive Plan* ...................................... (i)
10.7    1992 Stock Incentive Plan, amended and restated effective
          August 9, 1993* ............................................... (p)
10.8    Schedule to the 1992 Stock Incentive Plan for United
          Kingdom personnel* ............................................ (o)
10.9    1995 Stock Incentive Plan* ...................................... (k)
10.10   1998 Stock Incentive Plan* ...................................... (t)
10.11   Form of Stock Option Agreement* ................................. (s)
10.12   Form of Restricted Stock Agreement* ............................. (s)
10.13   Annual Management Incentive Plan, effective April 2, 1983* ...... (a)
10.14   Supplemental Executive Retirement Plan, amended and
          restated effective February 27, 1998* ......................... (s)
10.15   Deferred Compensation Plan, amended and restated
          effective February 2, 1998* ................................... (q)
10.16   Severance Plan for Senior Management and Key Employees,
          amended and restated effective February 18, 1998 .............. (r)
10.17   Severance Agreement with Van B. Honeycutt, effective
          February 2, 1998* ............................................. (q)
10.18   Employment Agreement with Van B. Honeycutt, effective
          May 1, 1999* .................................................. (g)
10.19   Form of Indemnification Agreement for Officers .................. (e)
10.20   Form of Indemnification Agreement for Directors ................. (d)
10.21   1997 Nonemployee Director Stock Incentive Plan .................. (p)

10.22   Form of Restricted Stock Unit Agreement ......................... (f)
10.23   1990 Nonemployee Director Retirement Plan, amended and
          restated effective February 2, 1998 ........................... (q)
10.24   Rights Agreement dated February 18, 1998 ........................ (r)
10.25   $321 million Amended and Restated Credit Agreement
          (Long Term Facility) dated as of August 18, 2000 .............. (y)
10.26   $321 million Amended and Restated Credit Agreement
          (Short Term Facility) dated as of August 18, 2000 ............. (y)
28      Revenues by Market Sector
99.1    Annual Report on Form 11-K for the Matched Asset Plan of the
          Registrant for the fiscal year ended December 31, 1999 ........ (h)
99.2    Annual Report on Form 11-K for the Hourly Savings Plan
          of CSC Outsourcing, Inc. for the fiscal year ended
          December 31, 1999 ............................................. (h)
99.3    Annual Report on Form 11-K for the CUTW Hourly Savings Plan
          of CSC Outsourcing, Inc. for the fiscal year ended
          December 31, 1999 ............................................. (h)

Notes to Exhibit Index:

    *Management contract or compensatory plan or agreement

(a)-(h) These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

(a) March 30, 1984       (e)March 31, 1995
(b) April 1, 1988        (f)April 3, 1998
(c) March 31, 1989       (g)April 2, 1999
(d) April 3, 1992        (h)March 31, 2000

(i) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990
(j) Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(k) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
(l) Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(m) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
(n) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
(o) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
(p) Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(q) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
(r) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.
(s) Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on
    March 2, 1998.
(t) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.
(u) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.
(v) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.
(w) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 20, 1999.
(x) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 20, 2000.
(y) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2000.

b.   Reports on Form 8-K:

There were no reports on Form 8-K filed during the third quarter of fiscal
2001.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COMPUTER SCIENCES CORPORATION



Date:  February 12, 2001               By: /s/ Bryan Brady
                                           ----------------------------------
                                           Bryan Brady
                                           Vice President and Controller
                                           Chief Accounting Officer

                            INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

  28         Revenues by Market Sector
