Form 10-K405
period 2001-03-30
COMPUTER SCIENCES CORP
filed 2001-06-21
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State of incorporation or organization) 2100 East Grand Avenue El Segundo, California (Address of principal executive offices)	95-2043126 (I.R.S. Employer Identification No.) 90245 (zip code)

Registrant’s telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of June 8, 2001, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $7,256,000,000. A total of 169,224,534 shares of common stock was outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2001, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item	Page

Part I

PART I

Item 1.    Business

INTRODUCTION AND HISTORY

General

        Computer Sciences Corporation (“CSC” or the “Company”) is one of the world leaders in the information technology (“I/T”) services industry. Since it was founded in 1959, the Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results.

        CSC offers a broad array of professional services to clients in the global commercial and government markets and specializes in the application of advanced and complex I/T to achieve its customers’ strategic objectives. Its service offerings include outsourcing, systems integration, and management consulting/professional services, including e-business solutions.

        Outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, which is the management of a client’s non-core business functions, such as claims processing, credit checking, or customer call centers.

        Systems integration encompasses designing, developing, implementing and integrating complete information systems.

        Management consulting/professional services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering. During fiscal 2001, approximately 65% of the Company’s activities in management consulting/professional services were delivered by its U.S. federal sector.

        The Company also licenses sophisticated software systems for select vertical markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering business results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

        In addition, CSC does not have exclusive agreements with hardware or software providers and believes that this “vendor neutrality” enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

        CSC provides its services to clients in global commercial industries and to the U.S. federal government.

        Since starting with a small contract to the Jet Propulsion Laboratory in 1961, CSC has provided I/T services to the U.S. federal government. In fiscal 1986, when U.S. federal contracts represented 70% of the Company’s revenues, CSC decided to devote substantial resources to further develop global commercial business in order to accelerate its growth and take advantage of the competencies gained as a leader in the federal sector. Because of this strategy, CSC has increased its penetration of the global commercial market and has diversified its business.

        In the global commercial area, the Company’s service offerings are marketed to clients in a wide array of industries including aerospace/defense; automotive; chemical and energy; consumer goods; financial services; healthcare; manufacturing; media; public sector; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities.

        Geographically, CSC has major operations throughout North America, Europe and Asia-Pacific.

        During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2001	2000	1999
U.S. Commercial	39%	39%	40%
Europe	25	27	28
Other International	11	10	6

Global Commercial	75	76	74
U.S. Federal Government	25	24	26

Total Revenues	100%	100%	100%

Fiscal Year 2001 Performance Overview

        During fiscal 2001, CSC announced awards valued at approximately $10.9 billion. Continuing with its strategy of growth through acquisitions, CSC also acquired additional I/T service providers during fiscal 2001, with two strategic acquisitions being the Mynd Corporation (“Mynd”) and InfoSer SpA (“InfoSer”).

Global Commercial Market—Highlights

        Within the global commercial market, there were several significant awards to CSC.

        One of the largest commercial awards during fiscal 2001 was the agreement with Nortel Networks, valued at $3 billion over 7 years, to outsource certain global I/T functions. CSC will deliver global desktop and helpline support, computer infrastructure management, legacy application development, and support data center management. The value of the original award was increased by a $339 million amendment to add support for additional desktops and servers.

        The Company strengthened and expanded its relationship with BAE SYSTEMS through a global $1.2 billion, 6 year outsourcing arrangement, adding scope and duration to an existing contract. CSC will now manage the I/T infrastructure in the U.S. and the United Kingdom for BAE SYSTEMS, which was formed last year from the merger of British Aerospace and Marconi Electronic Systems. CSC will manage the full range of I/T operations on a transatlantic basis, from mainframe and midrange computers, servers and desktops, to wide and local area networking, internet services, help-desk, and applications support.

        For AT&T’s Consumer Services organization, CSC signed a $1 billion, 7 year outsourcing agreement to manage the application development and maintenance work for various software applications addressing billing, credit and collections, ordering, provisioning and customer care.

        The Company increased its operations in Australia by an agreement with The Broken Hill Proprietary Company Limited (“BHP”) to acquire the assets of its I/T subsidiary and provide a full range of information technology services, including consulting, systems integration and outsourcing, to BHP under a 7 year contract valued at $470 million. In addition to providing services to BHP, a global natural resources company, the acquired company provides a full range of I/T services to the commercial and industrial markets in Australia.

        Building on an existing relationship with AMP Limited (“AMP”) in Australia, CSC entered a separate 5 year I/T outsourcing agreement valued at $290 million for AMP’s United Kingdom operations. Under the agreement, CSC will manage mainframe and midrange services, voice and data networks, service help desks, desktops, servers and high volume printing.

        Adding to the Company’s relationship with E.I. duPont de Nemours and Company (“DuPont”), CSC was awarded a 7 year contract with an expected value of $280 million to provide end-to-end I/T services to DuPont Pharmaceuticals Company, a wholly owned subsidiary of DuPont. The agreement covers U.S. locations and includes networks, messaging and groupware, midrange, mainframe, help desk, distributed systems, and engineering.

        The acquisition of Mynd strengthened CSC’s commitment to the global financial services industry. Combining the strengths of Mynd with CSC’s global financial services industry vertical offering presents CSC with the opportunity to provide expanded I/T solutions more cost effectively. Mynd’s portfolio of insurance-related products and service offerings, combined with CSC’s existing products and capabilities, provides significant opportunities to leverage CSC’s specialized industry and outsourcing expertise and complements the Company’s ability to deliver end-to-end solutions for insurers and other firms in the converging financial services industries around the world. CSC’s financial services industry offerings address approximately 1,200 clients in more than 60 countries.

        Adding to CSC’s growing presence in the Italian market, CSC acquired InfoSer of Milan, Italy. InfoSer specializes in providing systems integration, implementation and maintenance services, application consulting and software products to the Italian banking market. With the addition of InfoSer, CSC augments existing expertise in Italy in the insurance, telecommunications, public sector, and fashion markets.

U.S. Federal Government Market—Highlights

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

        There were several significant awards to CSC during fiscal 2001 from within the U.S. federal government.

        CSC was selected as one of twelve prime contractors to participate in the $2.5 billion U.S. Army Aviation and Missile Command (AMCOM) OMNIBUS 2000 Support Services program. The program’s three major functional areas—technical, logistics and programmatics—will be supported by separate multi-award, task-order contracts. CSC, supported by fiscal 2000’s merger with Nichols Research Corporation, was selected as a prime contractor for the technical contract. CSC was also awarded two subcontracts, including one for the logistics area and a second for the programmatics area. The Company will provide a wide range of services, including modeling and simulation, systems engineering and integration, guidance and control, software support, logistics and management expertise.

        Reinforcing CSC’s long-standing commitment to serving the Federal Aviation Administration (“FAA”), the Company was awarded a contract to provide enroute software development support. The contract is valued at $329 million if all options are exercised during the 5 year period. CSC will provide engineering and analysis, open system conversion and rehost, software development, deployment and maintenance, and network system design, as well as a full range of system integration services.

        CSC was one of three companies awarded a contract by the U.S. Air Force Space and Missile Systems Center and will provide an array of services, including developmental engineering, systems engineering, systems integration, modeling, simulation and analysis, and acquisition security. The total value of the indefinite-delivery, indefinite-quantity contract to all three firms is $495 million if all options are exercised over a 5 year period.

        The General Services Administration’s Federal Systems Integration and Management Center awarded CSC a 10 year, task-order contract with a potential value of $183.7 million to provide I/T support to the Headquarters, United States European Command. The Company will provide technical support in areas of program management, systems engineering, systems administration, systems security, configuration management, training, maintenance and procurement.

        CSC was also among a group of contractors selected to support the Defense Information Systems Agency (“DISA”) by providing a full range of information technology solutions and professional services at DISA, Department of Defense and federal government locations worldwide. The total value of the indefinite-delivery, indefinite-quantity award to all contractors is $1.5 billion if all options are exercised over a 5 year period of performance. CSC will provide information assurance services ranging from policy development to full field installation and operations in support of DISA’s information assurance initiatives. Professional services include policy and planning; process and program management support; standards, architecture, engineering and integration support; solution fielding; installation/operations support; education, training and awareness; and certification and accreditation.

        The Company also won a contract to provide onsite technical support services to the U.S. Department of Transportation’s John A. Volpe National Transportation Systems Center. The contract is valued at $190.5 million if all options are exercised over a 5 year period. The Volpe Center, an internationally recognized center of transportation and logistics expertise, serves as a catalyst in achieving technical, operational and management advances in transportation. CSC will provide services such as detailed technology assessments; requirements analysis; concept development; architecture design and alternatives analysis; software development, testing and integration; system training and maintenance; and system operational support for both transportation and logistics management information systems.

COMPETITION

        The I/T market in which CSC competes is not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. Some of these are large industrial firms, including computer manufacturers and major aerospace/defense firms that have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by CSC.

        The Company’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, or a combination of these factors. In the opinion of the Company’s management, CSC is positioned to compete effectively in the global commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by its recognized position as a leader in management consulting and the full spectrum of services that it provides.

EMPLOYEES

        The Company has offices worldwide, and as of March 30, 2001 employed approximately 68,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

Item 2.    Properties

Owned properties as of March 30, 2001	Approximate Square Footage	General Usage
Blythewood, South Carolina	861,000	Computer and General Office Facility
Copenhagen, Denmark	423,000	Computer and General Office Facility
Falls Church, Virginia	417,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	183,000	Computer and General Office Facility
San Diego, California	175,500	Computer and General Office Facility
Wilmington, Delaware	175,000	Computer and General Office Facility
Norwich, Connecticut	147,000	Computer and General Office Facility
Meriden, Connecticut	119,000	Computer and General Office Facility
Moorestown, New Jersey	99,000	General Office
Herndon, Virginia	87,000	General Office
Aaurus, Denmark	85,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office Facility
Shatin, Hong Kong	72,000	General Office
Singapore	61,000	General Office
Sterling, Virginia	45,000	General Office
Various other U.S. and foreign locations	159,000	Primarily General Offices

Leased properties as of March 30, 2001
Washington, D.C. area	1,608,000	Computer and General Office Facility
Texas	1,022,000	Computer and General Office Facility
United Kingdom	717,000	General Office
Germany	682,000	General Office
Australia and other Pacific Rim locations	669,000	Computer and General Office Facility
New Jersey	631,000	General Office
New York	416,000	General Office
Connecticut	367,000	General Office
Alabama	362,000	General Office
France	351,000	General Office
Massachusetts	312,000	General Office
Denmark	220,000	General Office
California	200,000	General Office
Ohio	191,000	General Office
Michigan	134,000	General Office
Illinois	124,000	General Office
Various other U.S. and foreign locations	1,628,000	Computer and General Office Facilities

        Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2002 through 2019.

Item 3.    Legal Proceedings

        The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company’s results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as Officer	Position Held with the Registrant	Family Relationship
Van B. Honeycutt*	56	1987	Indefinite	Chairman, President and Chief Executive Officer	None
Leon J. Level*	60	1989	Indefinite	Vice President and Chief Financial Officer	None
Harvey N. Bernstein	54	1988	Indefinite	Vice President	None
Edward P. Boykin	62	1995	Indefinite	Vice President	None
Bryan Brady	54	2000	Indefinite	Vice President and Controller	None
Milton E. Cooper	62	1992	**	Vice President	None
Hayward D. Fisk	58	1989	Indefinite	Vice President, General Counsel and Secretary	None
Paul T. Tucker	53	1997	Indefinite	Vice President	None

*	Director of the Company
**	Retired effective June 1, 2001

Business Experience of Officers

        Van B. Honeycutt was elected Chairman of the Board of Directors effective March 29, 1997. He was appointed Chief Executive Officer of the Company effective April 1, 1995. He joined the Company in 1975 and was elected President and Chief Operating Officer during 1993. Prior to his election he was a Vice President of CSC and President of the Industry Services Group. He was formerly President of CSC Credit Services, Inc. He has also held a variety of other positions with the Company. Effective July 1, 2001, Mr. Honeycutt will be Chairman and Chief Executive Officer of the Company.

        Leon J. Level joined the Company in 1989 as Corporate Vice President and Chief Financial Officer and as a member of CSC’s Board of Directors. Former positions include Vice President and Treasurer of Unisys Corporation and Chairman of Unisys Finance Corporation; Assistant Corporate Controller and Executive Director of The Bendix Corporation; and Principal with the public accounting firm of Deloitte & Touche LLP. He is a Certified Public Accountant.

        Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Deputy General Counsel and was elected a Corporate Vice President in 1988. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver & Jacobson in Washington, D.C.

        Edward P. Boykin joined the Company in 1966 and has held numerous positions with several divisions of the Company. He was elected a Corporate Vice President in 1995. Since May 1999, he has been President of the Financial Services Group. From 1998 to 1999, he was responsible for leveraging the capabilities that exist within the J.P. Morgan & Co. Incorporated (“J.P. Morgan”) and DuPont accounts. Previously, he was President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan, from 1996 to 1998, and President of the Technology Management Group from 1993 to 1996. Effective July 1, 2001, Mr. Boykin will be President and Chief Operating Officer.

        Bryan Brady joined the Company in 1997 and served as Vice President, Finance of European Business Development and then Vice President, Finance and Administration of the United Kingdom Division. In February 2000 he was elected Corporate Vice President and Controller. Prior to joining the Company, he worked for International Computers Ltd. from 1985-1997 and held various executive-level finance positions. Additionally, he also spent seven years in South Africa and Saudi Arabia as general manager of a joint ventures division.

        Milton E. Cooper, who retired effective June 1, 2001, joined the Company in 1984 as Group Vice President of program development. He was named President of the Federal Sector, formerly known as the Systems Group, in December 1991 and became a Corporate Vice President in January 1992. A veteran of 36 years in the information industry, he has held senior sales and marketing positions with IBM Corporation and Telex Corporation. He is a graduate of the United States Military Academy at West Point.

        Hayward D. Fisk joined the Company in 1989 as Corporate Vice President, General Counsel and Secretary. Prior to joining the Company, he was associated for 21 years with Sprint Corporation (formerly United Telecommunications, Inc.), in various legal and executive officer positions, most recently as Vice President and Associate General Counsel.

        Paul T. Tucker joined the Company in 1996 as a Corporate Development executive and in August 1997 was elected Corporate Vice President of Corporate Development. From 1990 to 1995 he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company, and was an Associate Professor and Senior Research Engineer at the University of Illinois.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

        Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

        As of June 14, 2001, the number of registered shareholders of Computer Sciences Corporation’s common stock was 9,998. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 14, 2001.

	2001				2000		1999
Calendar Quarter	High		Low		High	Low	High	Low
1st	66.71		29.50		94.94	72.00	74.38	54.94
2nd	46.00	*	28.99	*	99.88	69.50	69.88	52.38
3rd					81.44	60.38	74.00	61.88
4th					77.38	58.25	94.63	57.94

* Through June 14, 2001

Item 6.    Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review
In millions except per-share amounts	March 30, 2001	March 31, 2000	April 2, 1999	April 3, 1998	March 28, 1997
Total assets	$8,174.8	$5,874.1	$5,260.4	$4,274.1	$3,706.7
Debt:
Long-term	1,029.4	652.4	399.7	739.0	634.9
Short-term	1,195.7	238.1	436.4	12.1	30.8
Current maturities	158.9	11.1	167.5	22.8	10.4

Total debt	2,384.0	901.6	1,003.6	773.9	676.1
Stockholders’ equity	3,215.2	3,044.0	2,588.5	2,171.0	1,820.0
Working capital	(384.9)	782.4	661.5	845.8	602.7
Property and equipment:
At cost	3,507.4	2,744.2	2,368.8	1,992.2	1,707.3
Accumulated depreciation and amortization	1,649.0	1,469.3	1,256.6	1,012.6	800.0

Property and equipment, net	1,858.4	1,274.9	1,112.2	979.6	907.3
Current assets to current liabilities	0.9:1	1.4:1	1.3:1	1.7:1	1.6:1
Debt to total capitalization	42.6%	22.9%	27.9%	26.3%	27.1%
Book value per share	$19.06	$18.17	$15.67	$13.33	$11.43
Stock price range (high)	99.88	94.94	74.88	56.75	43.25
(low)	29.50	52.38	46.25	28.94	30.81

Five-Year Review (continued)

	Fiscal Year
In millions except per-share amounts	2001	2000	1999	1998	1997
Revenues	$10,524.0	$9,370.7	$8,111.4	$7,027.9	$6,014.2

Costs of services	8,425.1	7,352.5	6,349.5	5,500.5	4,760.7
Selling, general and administrative	796.6	779.4	735.7	640.6	509.4
Depreciation and amortization	649.3	545.7	456.9	397.8	339.3
Interest, net	89.8	40.5	34.4	41.4	31.7
Special items	232.9	41.1		233.2	57.4

Total costs and expenses	10,193.7	8,759.2	7,576.5	6,813.5	5,698.5

Income before taxes	330.3	611.5	534.9	214.4	315.7
Taxes on income	97.1	208.6	179.4	(60.2)	118.6

Net income	$233.2	$402.9	$355.5	$274.6	$197.1

Basic earnings per common share	$1.39	$2.42	$2.17	$1.71	$1.26

Diluted earnings per common share	$1.37	$2.37	$2.12	$1.67	$1.22

Average common shares outstanding	168.260	166.311	164.124	160.881	157.009
Average common shares outstanding assuming dilution	170.767	169.749	167.986	164.501	161.771

Notes:

        A discussion of “Income Before Taxes” and “Net Income and Earnings per Share” before and after special items is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). A discussion of “Special Items” for fiscal years ended 2001 and 2000 is also included in MD&A. The fiscal 1998 special items consist of (a) a net special credit of $1.7 (1 cent per share after tax) of costs, expenses and benefits associated with developments at CSC Enterprises that generated a pre-tax charge of $208.4 ($133.3 after tax) and a tax benefit of $135.0; (b) pre-tax charge of $20.7 (8 cents per share after tax) related to CSC’s response to a failed take-over attempt and (c) merger-related charges of $4.1 (2 cents per share after tax) associated with several acquisitions made by Nichols Research Corporation, which was subsequently acquired by CSC and accounted for as a pooling of interests. The fiscal 1997 special item of $57.4 (24 cents per share after tax) relates to costs and expenses associated with the acquisition of the Continuum Company, Inc. (“Continuum”) and to a write-off of acquired research and development related to an acquisition by a company subsequently acquired by CSC and accounted for as a pooling of interests.

        The selected financial data has been restated for fiscal 1997 through 1999 to include the results of business combinations accounted for as poolings of interests.

        No dividends were paid by CSC during the five years presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

        Revenues for the Global Commercial and U.S. Federal Sector segments (see note 11) for fiscal years 2001, 2000 and 1999 are as follows:

	Fiscal 2001		Fiscal 2000		Fiscal 1999
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U. S. Commercial	$ 4,124.4	13%	$3,636.8	14%	$3,202.0
Europe	2,593.0	3	2,526.0	12	2,250.1
Other International	1,216.2	35	902.8	81	499.4

Global Commercial	7,933.6	12	7,065.6	19	5,951.5
U. S. Federal Sector	2,590.3	13	2,301.9	7	2,159.4
Corporate	.1		3.2		.5

Total	$10,524.0	12	$9,370.7	16	$8,111.4

        The Company’s 12% overall revenue growth for fiscal 2001 over 2000 resulted principally from the successful expansion of its broad range of end-to-end I/T services across its geographic span and its global commercial and U.S. federal segments.

        Global commercial revenue grew 12%, or $868.0 million, during fiscal 2001. In constant currency, global commercial revenue grew approximately 18%. The Company announced over $8.2 billion in new global commercial business awards during fiscal 2001 compared with the $6.9 billion announced during fiscal 2000 and $2.2 billion announced during fiscal 1999.

        For fiscal 2001, U.S. commercial revenue grew 13%, or $487.6 million. This growth was principally generated by a significant increase in outsourcing revenue, fueled by major new contracts including AT&T and Nortel Networks, as well as increased revenue due to the Mynd Corporation (“Mynd”) acquisition. Increased revenues in these areas were offset by a decline in consulting and systems integration revenue due to the deterioration in demand for these services. For fiscal 2000, U.S. commercial revenue grew 14%, or $434.8 million. Almost two-thirds of the growth was generated by increases in outsourcing activities. Fiscal 2000 outsourcing revenue growth was fueled by major new contracts including United Technologies Corporation and Enron Energy Services. The remainder of the U.S. commercial growth was provided principally by consulting and systems integration services and increases from the Company’s financial services and healthcare vertical markets.

        The Company’s European operations generated growth of 3%, or $67 million. In constant currency, European revenue growth was approximately 14%. The growth was mainly attributable to outsourcing engagements, particularly in the United Kingdom and Scandinavia. European revenue growth also was affected by a decline in consulting and systems integration revenue. For fiscal 2000 compared to 1999, the Company’s European operations generated revenue growth of 12%, or $275.9 million. The growth was principally due to (a) expansion of outsourcing services provided in the United Kingdom, (b) the acquisition of two major Italian providers of information technology services and a partial year’s benefit associated with the fiscal 1999 acquisition of Paris-based KPMG Peat Marwick SA, a management consulting and information technology services firm, and (c) increased demand in Germany for consulting and systems integration activities and enterprise resource planning services.

        Other international operations provided revenue growth of 35%, or $313.4 million, during fiscal 2001. This was primarily attributable to the outsourcing agreement with BHP and acquisition of its I/T subsidiary and benefit associated with the fiscal 2000 acquisition of GE Capital Information Technology Solutions (“ITS”) in Australia. During fiscal 2000, other international operations increased 81%, or $403.4 million. The growth was primarily attributable to the partial year’s benefit associated with the acquisition of ITS, expansion of other business in Australia, and a partial year’s benefit associated with the fiscal 1999 acquisition of Singapore-based CSA Holdings, Ltd. (“CSA”).

        The Company’s U.S. federal sector segment revenues were derived from the following sources:

	Fiscal 2001		Fiscal 2000		Fiscal 1999
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$1,610.7	10%	$1,464.7	4%	$1,410.6
Civil agencies	898.0	23	732.7	9	674.0
Other	81.6	(22)	104.5	40	74.8

Total U. S. Federal	$2,590.3	13	$2,301.9	7	$2,159.4

        Revenue from the U.S. federal sector increased 13% during fiscal 2001 versus 2000. The increase was principally related to activity with the Internal Revenue Service (“IRS”) contract, the Army Logistics Modernization effort, other task order contracts and add-on business from existing awards. Revenue for fiscal 2000 compared to 1999 increased 7%. The increase was principally related to activity with the IRS contract, the National Aeronautics and Space Administration (“NASA”) Stennis Facilities Operations contract, and additional task orders on various Civil agency and Department of Defense (“DOD”) contracts.

        During fiscal 2001, CSC announced federal contract awards with a total value of $2.7 billion, compared with the $4.4 billion and $2.9 billion announced during fiscal 2000 and 1999, respectively.

Costs and Expenses

        The Company’s costs and expenses before special items were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2001	2000	1999	2001	2000	1999
Costs of services	$8,425.1	$7,352.5	$6,349.5	80.0%	78.5%	78.3%
Selling, general and administrative	796.6	779.4	735.7	7.6	8.3	9.1
Depreciation and amortization	649.3	545.7	456.9	6.2	5.8	5.6
Interest expense, net	89.8	40.5	34.4	.8	.4	.4

Total	$9,960.8	$8,718.1	$7,576.5	94.6%	93.0%	93.4%

Costs of Services

        For fiscal 2001, the Company’s costs of services as a percentage of revenue increased to 80.0% from 78.5%. The change was driven principally by the deteriorating demand in the fourth quarter for global commercial consulting and systems integration services adversely impacting billing rates and utilization, particularly in North America and Europe. Higher labor costs experienced throughout the year within the U.S. and Australian consulting operations due principally to the above factors and severance costs for reductions in force also contributed to the increased cost of services. In addition, some profitability pressure on two recent outsourcing contracts, adjustments on a few fixed-price projects and an increase in allowance for doubtful accounts due to increased credit risk associated with certain receivables negatively affected the cost of services ratio. For fiscal 2000, the Company’s costs of services as a percentage of revenue increased slightly versus 1999 from 78.3% to 78.5%.

Selling, General and Administrative

        Selling, general and administrative (“SG&A”) expenses as a percentage of revenue decreased to 7.6% from 8.3% for fiscal 2001 versus 2000. The decrease was due to management’s tight focus regarding discretionary costs due to the increased costs of services noted above. In addition, this focus has enabled growth in revenue without a proportionate increase in SG&A expense.

        For fiscal 2000, SG&A as a percentage of revenue decreased to 8.3% from 9.1%. The decrease was due to a number of performance improvements and management’s cost controls owing to the uncertainty of the marketplace in large part caused by the transition to the year 2000.

Depreciation and Amortization

        The increase in depreciation and amortization expense as a percentage of revenue for fiscal 2001 was principally due to the capital intensive nature of the Company’s growing outsourcing business. As a result of this growth and increased amortization from recent acquisitions, depreciation and amortization expense is likely to increase as a percentage of revenue during fiscal 2002.

Interest Expense

        For fiscal 2001, the Company’s net interest expense as a percentage of revenue increased to .8%. The increase relates primarily to the increase in debt incurred to fund the Mynd acquisition, the capital investment to purchase assets due to the increased outsourcing activities, and increased working capital needs.

Special Items

        Special items of $232.9 million ($156.0 million after tax) were recorded during fiscal 2001, as detailed below.

        In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge are employee severance costs of $68.9 million, write-offs in connection with consolidation of facilities of $25.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $20.9 million related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $68.9 million related to 1,720 employees, of which 831 were U.S. employees and 889 were international employees; as of March 30, 2001, approximately $5.3 million had been paid and 511 of the 1,720 employees had been involuntarily terminated. The Company expects to pay substantially all of the remaining cash payments during fiscal 2002.

        In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 million ($57.3 million after tax) or 34 cents per share (diluted) were recorded and included $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 million related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 million accrued for employee severance costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5 million. The employee severance costs related to 628 global commercial financial services employees; as of March 30, 2001, approximately $13.7 million had been paid and 613 of the 628 employees had been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 million ($7.4 million after tax) or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 million was the net special item after the severance adjustment described above.

        Special items of $41.1 million ($29.8 million after tax), or 18 cents per share (diluted), were recorded during fiscal 2000. The Company recorded a special item of $39.1 million ($28.5 million after tax) representing merger-related charges and other transaction costs associated with the November 16, 1999 acquisition of Nichols Research Corporation. Also during fiscal 2000, the Company recorded a special item of $2.0 million ($1.3 million after tax) for legal and other costs, net of recoveries, associated with the final resolution of the remaining issues relating to the Company’s fiscal 1998 response to a failed take-over attempt.

        There were no special items during fiscal 1999.

Income Before Taxes

        The Company’s income before taxes and margin for the most recent three fiscal years are as follows:

	Dollar Amount			Margin
Dollars in millions	2001	2000	1999	2001	2000	1999
Before special items	$563.2	$652.6	$534.9	5.4%	7.0%	6.6%
Income before taxes	330.3	611.5	534.9	3.1	6.5	6.6

        Income before special items and taxes decreased during fiscal 2001 as a percentage of revenue. The 1.6 percentage point decrease to 5.4% relates to higher cost of services, higher depreciation and amortization and higher interest expense as detailed above.

        During fiscal 2000, income before taxes increased as a percentage of revenue. The .4 percentage point margin improvement to 7% principally relates to lower SG&A expenses as a percentage of revenue in the Company’s U.S. federal sector and U.S. commercial operations.

Taxes

        The provision for income taxes as a percentage of pre-tax earnings was 29.4%, 34.1% and 33.5% for the three years ended March 30, 2001. The tax rates used for the special items were 33.0% and 27.3% for fiscal 2001 and 2000, respectively. Before special items, the tax rate was 30.9% and 33.7% for fiscal 2001 and 2000, respectively. The decrease in the fiscal 2001 tax rate from 33.7% to 30.9% is principally the result of favorable permanent tax benefits which relate to the amortization of assets with a higher tax basis than book basis.

Net Income and Earnings per Share

        The Company’s net income and diluted earnings per share for fiscal years 2001, 2000 and 1999 are as follows:

	Dollar Amount			Margin
Dollars in millions, except EPS	2001	2000	1999	2001	2000	1999
Net income:
Before special items	$389.2	$432.7	$355.5	3.7%	4.6%	4.4%
As reported	233.2	402.9	355.5	2.2	4.3	4.4
Diluted earnings per share:
Before special items	2.28	2.55	2.12
As reported	1.37	2.37	2.12

        During fiscal 2001, the Company’s net income margin decreased from 4.3% to 2.2%. The decrease is principally related to the special items incurred during fiscal 2001, which reduced net income by $156.0 million or 1.5% of revenue. For fiscal 2000, the Company’s net income margin decreased to 4.3% from 4.4%. The decrease is related to the special items incurred during fiscal 2000, which reduced net income by $29.8 million or .3% of revenue.

        Before special items, the net earnings margin was 3.7% for fiscal 2001, 4.6% for fiscal 2000 and 4.4% for fiscal 1999. The decline for fiscal 2001 was attributable to higher costs of services, depreciation and amortization and interest expense as detailed above.

Cash Flows

	Fiscal 2001		Fiscal 2000		Fiscal 1999
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Net cash from operations	$ 854.2	(10%)	$ 946.3	12%	$ 847.3
Net cash used in investing	(2,243.4)	91	(1,176.6)	58	(742.8)
Net cash provided by (used in) financing	1,321.5		(111.4)		227.7
Effect of exchange rate changes on cash and cash equivalents	(8.0)		(3.7)		(.3)

Net (decrease) increase in cash and cash equivalents	(75.7)		(345.4)		331.9
Cash and cash equivalents at beginning of year	260.4		617.9		286.0
Effect of pooling restatement			(12.1)

Cash and cash equivalents at end of year	$ 184.7		$ 260.4		$ 617.9

        Historically, the majority of the Company’s cash and cash equivalents has been provided from operating activities. During fiscal 2001, net cash provided by financing activities exceeded net cash from operations principally as a result of additional borrowings associated with the acquisition of Mynd and the ramp up of recent outsourcing awards. The decrease in cash from operations during fiscal 2001 is mainly the result of lower earnings and increased working capital requirements partially offset by higher non-cash charges (depreciation and amortization and special items). The increase in cash from operations during fiscal 2000 was principally the result of higher earnings and non-cash charges (depreciation and amortization) partially offset by increased working capital requirements.

        The Company’s investments principally relate to purchases of computer equipment and software that support the Company’s expanding global commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company’s investments also include several acquisitions accounted for under the purchase method of accounting during fiscal 1999 through 2001, most notably the fiscal 2001 acquisition of Mynd.

        As described above, historically a majority of the Company’s capital investments have been funded by cash from operations. In connection with the Mynd acquisition, the Company borrowed $800 million of commercial paper during fiscal 2001. Also, during fiscal 2001, the Company issued $500 million of 7.50% notes due in 2005 and used the proceeds for general corporate purposes.

Liquidity and Capital Resources

        The balance of cash and cash equivalents was $184.7 million at March 30, 2001, $260.4 million at March 31, 2000 and $617.9 million at April 2, 1999. During this period, the Company’s earnings have added to equity. At the end of fiscal 2001, CSC’s ratio of debt to total capitalization was 42.6%.

Dollars in millions	2001	2000	1999
Debt	$2,384.0	$ 901.6	$1,003.6
Equity	3,215.2	3,044.0	2,588.5

Total capitalization	$5,599.2	$3,945.6	$3,592.1

Debt to total capitalization	42.6%	22.9%	27.9%

        During fiscal 2001, the Company increased its two credit facilities of $250 million each to $321 million each (one short-term and one long-term). At the end of fiscal 2001, approximately $185 million was available for borrowing under this program compared to $84 million at the end of fiscal 2000. In addition, the Company had uncommitted lines of credit of $228 million available with certain foreign banks. During fiscal 2001, the Company filed a shelf registration statement on Form S-3 for up to $1 billion of debt and/or equity securities. During June 2001, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011. The net proceeds from the sale of the notes will be used for general corporate purposes, including the reduction of outstanding commercial paper.

        In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option (as described in Note 12 to the Company’s consolidated financial statements).

Dividends and Redemption

        It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

Euro Introduction

        On January 1, 1999 the euro currency was introduced in 11 of the 15 member countries in the European Union. Although euro notes and coins will not be available until the latter part of the transition period in 2002, the euro is traded on the currency exchanges and is available for non-cash transactions.

        The Company established a European steering group during 1997 to determine the Company’s approach to the euro and to develop plans to ensure that customer expectations and statutory requirements are met. The Company was ready by January 1, 1999 to deal with any customer or supplier who wished to transact in euros, and all European intercompany transactions since January 1, 1999 have been invoiced and settled in euros in the participating countries. The Company’s European operations have completed the development of the infrastructure that provides all the internal systems functionality required to deal with the euro during the transition period and thereafter. The transition period lasts until July 2002, when the national currencies will no longer be legal tender. The incremental system cost to CSC of introducing the euro will not be material.

        As of March 30, 2001, the transition to the euro has not resulted in any material adverse impact on CSC’s financial position or results of operations. Furthermore, CSC will continue to review the impact of the euro conversion during the remaining transition period, but does not expect it to have a material impact on its overall financial position or results of operations.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of its fiscal year 2002. Adoption of this standard will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company has reviewed SAB No. 101 and found that its revenue recognition practices were consistent with the SAB and as a result the implementation had no impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

        All statements contained in this annual report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

        These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) the Company’s ability to consummate strategic acquisitions and form alliances; (iii) the Company’s ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company’s ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company’s commercial customers; (viii) the future profitability of the Company’s customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

        The Company has fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company’s future earnings or cash flows.

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

        During fiscal 2001, 36% of the Company’s revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.6% or $381 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.6% or $381 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $13 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

        At March 30, 2001, the Company had approximately $108 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $148 million of non-U.S. dollar borrowings.

Item 8.    Financial Statements and Supplementary Data

        Index to Consolidated Financial Statements and Financial Statement Schedule

Financial Statements

        Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

        We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of March 30, 2001 and March 31, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of March 30, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
May 25, 2001

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 30, 2001	March 31, 2000
Current assets:
Cash and cash equivalents	$ 184.7	$ 260.4
Receivables, net of allowance for doubtful accounts of $86.6 (2001) and $73.0 (2000) (note 5)	2,620.8	2,191.5
Prepaid expenses and other current assets	398.5	314.4

Total current assets	3,204.0	2,766.3

Investments and other assets:
Software, net of accumulated amortization of $227.6 (2001) and $199.1 (2000)	299.6	267.6
Outsourcing contract costs, net of accumulated amortization of $259.6 (2001) and $189.3 (2000)	633.8	374.6
Excess of cost of businesses acquired over related net assets, net of accumulated amortization of $206.9 (2001) and $155.3 (2000)	1,653.6	903.2
Other assets (note 4)	525.4	287.5

Total investments and other assets	3,112.4	1,832.9

Property and equipment—at cost (note 6):
Land, buildings and leasehold improvements	567.1	413.7
Computers and related equipment	2,644.2	2,068.0
Furniture and other equipment	296.1	262.5

	3,507.4	2,744.2
Less accumulated depreciation and amortization	1,649.0	1,469.3

Property and equipment, net	1,858.4	1,274.9

	$ 8,174.8	$ 5,874.1

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions except shares	March 30, 2001	March 31, 2000
Current liabilities:
Short-term debt and current maturities of long-term debt (note 6)	$1,354.6	$ 249.2
Accounts payable	502.5	406.9
Accrued payroll and related costs	538.4	485.8
Other accrued expenses	833.7	598.5
Deferred revenue	198.9	137.1
Federal, state and foreign income taxes (note 4)	160.8	106.4

Total current liabilities	3,588.9	1,983.9

Long-term debt, net of current maturities (note 6)	1,029.4	652.4

Deferred income taxes (note 4)		83.8

Other long-term liabilities (note 7)	341.3	110.0

Commitments and contingencies (note 8)

Stockholders’ equity (notes 6, 9 and 10):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 169,127,404 (2001) and 167,903,047 (2000)	169.1	167.9
Additional paid-in capital	965.2	907.1
Earnings retained for use in business	2,294.2	2,061.0
Accumulated other comprehensive loss	(195.8)	(75.8)

	3,232.7	3,060.2
Less common stock in treasury, at cost, 413,457 shares (2001) and 394,915 shares (2000)	(17.5)	(16.1)
Unearned restricted stock and other (note 9)		(.1)

Stockholders’ equity, net	3,215.2	3,044.0

	$8,174.8	$5,874.1

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions except per-share amounts	March 30, 2001	March 31, 2000	April 2, 1999
Revenues	$10,524.0	$9,370.7	$8,111.4

Costs of services	8,425.1	7,352.5	6,349.5
Selling, general and administrative	796.6	779.4	735.7
Depreciation and amortization	649.3	545.7	456.9
Interest expense	106.1	58.1	49.4
Interest income	(16.3)	(17.6)	(15.0)
Special items (note 3)	232.9	41.1

Total costs and expenses	10,193.7	8,759.2	7,576.5

Income before taxes	330.3	611.5	534.9
Taxes on income (note 4)	97.1	208.6	179.4

Net income	$233.2	$402.9	$355.5

Earnings per common share:
Basic	$1.39	$2.42	$2.17

Diluted	$1.37	$2.37	$2.12

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	March 30, 2001	March 31, 2000	April 2, 1999
Cash flows from operating activities:
Net income	$ 233.2	$ 402.9	$ 355.5
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	649.3	545.7	456.9
Deferred taxes	42.3	68.8	89.4
Special items, net of tax	125.7	17.0
Provision for losses on accounts receivable	18.3	6.1	9.2
Changes in assets and liabilities, net of effects of acquisitions:
Increase in receivables	(446.8)	(278.7)	(243.2)
Increase in prepaid expenses and other current assets	(51.7)	(9.0)	(8.7)
Increase in accounts payable and accruals	90.4	159.5	72.9
Increase in income taxes payable	170.1	44.4	98.4
Increase (decrease) in deferred revenue	15.0	(4.0)	10.0
Other operating activities, net	8.4	(6.4)	6.9

Net cash provided by operating activities	854.2	946.3	847.3

Cash flows from investing activities:
Purchases of property and equipment	(897.2)	(585.6)	(438.9)
Outsourcing contracts	(535.9)	(218.7)	(85.3)
Acquisitions, net of cash acquired	(695.0)	(294.2)	(184.3)
Dispositions		29.9	37.9
Software	(141.3)	(127.1)	(87.6)
Other investing activities, net	26.0	19.1	15.4

Net cash used in investing activities	(2,243.4)	(1,176.6)	(742.8)

Cash flows from financing activities:
Net borrowing of commercial paper	968.7	40.5
Borrowings under lines of credit	164.9	76.0	70.4
Repayment of borrowings under lines of credit	(99.3)	(89.7)	(59.7)
Proceeds from term debt issuance	500.0		200.0
Principal payments on long-term debt	(24.8)	(179.5)	(35.9)
Repayment of Mynd Corporation debt	(242.9)
Proceeds from stock option transactions	36.4	57.1	49.7
Other financing activities, net	18.5	(15.8)	3.2

Net cash provided by (used in) financing activities	1,321.5	(111.4)	227.7

Effect of exchange rate changes on cash and cash equivalents	(8.0)	(3.7)	(.3)

Net (decrease) increase in cash and cash equivalents	(75.7)	(345.4)	331.9
Cash and cash equivalents at beginning of year	260.4	617.9	286.0
Effect of pooling restatement		(12.1)

Cash and cash equivalents at end of year	$ 184.7	$ 260.4	$ 617.9

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Unearned Restricted Stock and Other	Total
In millions except shares in thousands	Shares	Amount
Balance at April 3, 1998	163,174.2	$163.2	$749.6	$1,312.2	$ (39.7)	$(13.0)	$ (1.3)	$2,171.0

Comprehensive income:
Net income				355.5				355.5
Currency translation adjustment					(12.8)			(12.8)
Unfunded pension obligation					(.7)			(.7)

Comprehensive income								342.0

Stock option transactions	2,346.3	2.3	73.7			(1.4)		74.6
Amortization and forfeitures of restricted stock and repayment of notes							.9	.9

Balance at April 2, 1999	165,520.5	165.5	823.3	1,667.7	(53.2)	(14.4)	(.4)	2,588.5

Comprehensive income:
Net income				402.9				402.9
Currency translation adjustment					(30.6)			(30.6)
Unfunded pension obligation					1.1			1.1
Unrealized gain on available for sale securities					6.9			6.9

Comprehensive income								380.3

Stock option transactions	2,382.5	2.4	83.8			(1.7)		84.5
Amortization and forfeitures of restricted stock and repayment of notes							.3	.3
Adjustments for pooling of interests				(9.6)				(9.6)

Balance at March 31, 2000	167,903.0	167.9	907.1	2,061.0	(75.8)	(16.1)	(.1)	3,044.0

Comprehensive income:
Net income				233.2				233.2
Currency translation adjustment					(111.7)			(111.7)
Unfunded pension obligation					(.2)			(.2)
Unrealized loss on available for sale securities					(8.1)			(8.1)

Comprehensive income								113.2

Stock option transactions	1,224.4	1.2	58.1			(1.4)		57.9
Amortization and forfeitures of restricted stock							.1	.1

Balance at March 30, 2001	169,127.4	$169.1	$965.2	$2,294.2	$(195.8)	$(17.5)	$ —	$3,215.2

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or the “Company.” All material intercompany transactions and balances have been eliminated.

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

Depreciation and Amortization

        The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 10 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Investments and Other Assets:
Software	2 to 10 years
Credit information files	10 to 20 years
Employee workforce acquired from Mynd	7 years
Excess of cost of businesses acquired over related net assets	Up to 40 years
Outsourcing contract costs	Contract life

        For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years’-digits method, depending on the nature of the equipment’s use. The cost of other property and equipment, less applicable residual values, is depreciated on the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated above.

        Included in software are unamortized capitalized software development costs of $217.7 and $168.7 as of March 30, 2001 and March 31, 2000, respectively. The related amortization expense was $37.6, $34.3 and $22.4 for the three fiscal years ended March 30, 2001.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

        The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management’s plans with respect to the operations and the projected undiscounted cash flows.

Cash Flows

        Cash payments for interest on indebtedness and cash payments (refunds) for taxes on income are as follows:

	Fiscal Year
	2001	2000	1999
Interest	$101.7	$59.4	$46.2
Taxes on income	35.3	97.6	(20.5)

        For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. The Company has no material hedge contracts with respect to its foreign exchange or interest rate positions.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, in particular estimates of anticipated contract costs utilized in the revenue recognition process, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Share

        Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

        Basic and diluted earnings per share are calculated as follows:

	Fiscal Year
	2001	2000	1999
Net income for basic and diluted EPS	$233.2	$402.9	$355.5

Common share information (in millions)
Average common shares outstanding for basic EPS	168.3	166.3	164.1
Dilutive effect of stock options	2.5	3.4	3.9

Shares for diluted EPS	170.8	169.7	168.0

Basic EPS	$ 1.39	$ 2.42	$ 2.17
Diluted EPS	1.37	2.37	2.12

        The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 2,607,464, 135,797 and 88,451 for the years ended March 30, 2001, March 31, 2000 and April 2, 1999, respectively.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of its fiscal year 2002. Adoption of this standard will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company has reviewed SAB No. 101 and found that its revenue recognition practices were consistent with the SAB and as a result the implementation had no impact on the Company’s consolidated financial position or results of operations.

Reclassifications

        Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current presentation.

Note 2—Acquisitions

        During December 2000, CSC completed the acquisition of all of the outstanding equity securities of Mynd Corporation (“Mynd”), formerly known as Policy Management Systems Corporation, for a purchase price of $572.7. In addition, CSC assumed $243 of outstanding Mynd debt. Mynd is a provider of systems, services and business solutions to the global insurance and related financial services industries. The acquisition was accounted for under the purchase method, and accordingly, Mynd’s results of operations have been included with the Company’s from the date of acquisition. Pro forma information is not provided, as the impact of the transaction did not have a material impact on the Company’s results of operations for fiscal 2001.

        The purchase price of the acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition and are subject to future adjustments. In addition, the Company obtained an independent appraisal of the fair values for certain tangible and intangible assets. The excess of the purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities acquired was allocated to goodwill.

        A summary of the assets acquired and liabilities assumed in the acquisition is as follows:

Estimated Fair Values
Assets acquired	$405.0
Liabilities assumed	(536.8)
Goodwill	704.5

Purchase price	572.7
Less cash acquired	31.9

Net cash paid	$540.8

        As a result of the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. Generally accepted Note 2—Acquisitions (continued)

accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of March 30, 2001, 453 of the 518 employees had been involuntarily terminated. The components of the acquisition integration liabilities included in the purchase price allocation for Mynd are as follows:

	Acquisition Integration Liabilities	Paid as of March 30, 2001	Balance Remaining at March 30, 2001
Severance payments	$ 77.6	$30.4	$ 47.2
Facility & data center consolidations	69.4	4.1	65.3
Other	29.2	22.2	7.0

	$176.2	$56.7	$119.5

        CSC acquired Nichols Research Corporation (“Nichols”) on November 16, 1999. Upon consummation of the merger, Nichols became a wholly owned subsidiary of the Company. Each outstanding share of Nichols common stock was converted into .423 shares of common stock of the Company and each outstanding option to purchase shares of common stock was converted into an option to purchase .423 shares of CSC common stock. The acquisition has been accounted for under the pooling of interests method, and previously reported consolidated financial statements of the Company for periods ended prior to November 16, 1999 have been restated.

Other Acquisitions

        During the three fiscal years ended March 30, 2001, the Company made a number of acquisitions in addition to the ones described above, which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $94.8, $146.0 and $239.0; and assumed liabilities of $76.4, $89.0 and $195.0 for fiscal 2001, 2000 and 1999, respectively. The excess of cost of businesses acquired over related net assets was $136.2, $262.0 and $175.0 for the three fiscal years ended 2001.

Note 3—Special Items

        Special items of $232.9 ($156.0 after tax) were recorded during fiscal 2001, as detailed below.

        In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 ($91.3 after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge are employee severance costs of $68.9, write-offs in connection with consolidation of facilities of $25.6, write-off of capitalized software and computer-related assets of $22.1 and $20.9 related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $68.9 related to 1,720 employees, of which 831 were U.S. employees and 889 were international employees; as of March 30, 2001, approximately $5.3 had been paid and 511 of the 1,720 employees had been involuntarily terminated. The Company expects to pay substantially all of the remaining cash payments during fiscal 2002.

        In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items Note 3—Special Items (continued)

were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 ($57.3 after tax) or 34 cents per share (diluted) were recorded and included $58.2 related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 accrued for employee severance costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5. The employee severance costs related to 628 global commercial financial services employees; as of March 30, 2001, approximately $13.7 had been paid and 613 of the 628 employees had been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 ($7.4 after tax) or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 was the net special item after the severance adjustment described above.

        Special items of $41.1 ($29.8 after tax), or 18 cents per share (diluted), were recorded during fiscal 2000. The Company recorded a special item of $39.1 ($28.5 after tax) representing merger-related charges and other transaction costs associated with the November 16, 1999 acquisition of Nichols Research Corporation. Also during fiscal 2000, the Company recorded a special item of $2.0 ($1.3 after tax) for legal and other costs, net of recoveries, associated with the final resolution of the remaining issues relating to the Company’s fiscal 1998 response to a failed take-over attempt.

        There were no special items during fiscal 1999.

Note 4—Income Taxes

        The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Year
	2001	2000	1999
Domestic entities	$336.9	$404.6	$380.6
Entities outside the United States	(6.6)	206.9	154.3

	$330.3	$611.5	$534.9

        The provisions for taxes on income, classified as between current and deferred and as between taxing jurisdictions, consist of the following:

	Fiscal Year
	2001	2000	1999
Current portion:
Federal	$39.6	$ 40.4	$ 39.1
State	1.7	5.5	6.5
Foreign	13.5	93.9	44.4

	54.8	139.8	90.0

Deferred portion:
Federal	39.8	50.8	77.4
State	(9.0)	12.7	10.5
Foreign	11.5	5.3	1.5

	42.3	68.8	89.4

Total provision for taxes	$97.1	$208.6	$179.4

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 4—Income Taxes (continued)

        The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	Fiscal Year
	2001	2000	1999
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	2.4	1.9	2.1
Goodwill and other intangibles amortization	(7.7)	(1.2)	.4
Utilization of tax credits/losses	(.6)	(1.7)	(1.0)
Special items	(1.5)	.5
Foreign rate differential	3.0	4.7	(2.2)
Depreciable asset basis adjustment	(1.9)	(3.3)
Other	.7	(1.8)	(.8)

Effective tax rate	29.4%	34.1%	33.5%

        The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 30, 2001	March 31, 2000
Deferred tax assets (liabilities)
Deferred income	$ 15.3	$ 17.0
Employee benefits	74.3	24.9
Other assets	83.5	44.3
Currency exchange	87.2	43.8
Tax loss/credit carryforwards	133.8	64.5
Investment basis difference	151.0
Depreciation and amortization	(249.8)	(207.5)
Contract accounting	(169.8)	(101.1)
Prepayments	(69.8)	(64.6)
Other liabilities	(9.5)	(12.6)

Total deferred taxes	$ 46.2	$(191.3)

        Of the above deferred amounts, $143.1 and $107.5 are included in the current income tax liability accounts at March 30, 2001 and March 31, 2000, respectively. All long-term deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

        During the fiscal year, the Company entered into a financing transaction involving the purchase of an investment. The difference between the investment’s book and tax basis generated a deferred tax asset in the amount of $151.0. This deferred tax asset represents the expected reduction of the Company’s foreign income taxes payable over the next eight years.

        Additionally, the Company’s ending deferred taxes include $52.0 of deferred tax assets related to the acquisition of Mynd.

        The Company has tax loss carryforwards and tax credit carryforwards in various domestic and foreign taxing jurisdictions. These tax loss and credit carryforwards expire over various future periods.

        The IRS has substantially completed its examination of the Company’s federal income tax returns for fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company’s consolidated financial position or results of operations.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 5—Receivables

        Receivables consist of the following:

	March 30, 2001	March 31, 2000
Billed trade accounts	$1,771.1	$1,634.2
Recoverable amounts under contracts in progress	741.2	491.4
Other receivables	108.5	65.9

	$2,620.8	$2,191.5

        Recoverable amounts under contracts in progress generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. The balance at March 30, 2001 is expected to be collected during fiscal 2002 except for $69.0 to be collected during fiscal 2003 and thereafter.

Note 6—Debt

Short-term

        At March 30, 2001, the Company had uncommitted short-term lines of credit of $360.5 with certain foreign banks. As of March 30, 2001, the Company had $132.5 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 5.3% at March 30, 2001 and 4.9% at March 31, 2000.

        At March 30, 2001, the Company had $1,384.2 of commercial paper outstanding, of which $1,063.2 was classified as short-term debt and $321.0 was classified as long-term debt. The weighted average interest rate on the Company’s commercial paper was 6.6% and 6.0% at March 30, 2001 and March 31, 2000, respectively.

        The Company’s commercial paper is backed by two $321.0 committed credit facilities which expire on August 17, 2001 and August 18, 2005. The classification of the Company’s outstanding commercial paper is determined by the expiration dates of these credit facilities. The Company intends to renew the short-term credit facility prior to expiration.

        Included in the Company’s commercial paper is $800.0 of outstanding notes that will mature on December 27, 2001. Prior to maturity, the Company plans to replace these notes with long-term financing.

Long-term

	March 30, 2001	March 31, 2000
Commercial paper	$ 321.0	$250.0
6.50% term notes, due November 2001	150.0	150.0
7.50% term notes, due August 2005	500.0
6.25% term notes, due March 2009	200.0	200.0
Capitalized lease liabilities, at varying interest rates, payable in monthly installments through fiscal 2005	4.0	6.1
Notes payable, at varying interest rates (from 3.5% to 9.3%) through fiscal 2011	13.3	57.4

Total long-term debt	1,188.3	663.5
Less current maturities	158.9	11.1

	$1,029.4	$652.4

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 6—Debt (continued)

        Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $12.0 (2001) and $13.5 (2000), less accumulated amortization of $9.0 and $7.8, respectively.

        Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and that limit the amount of dividend payments. Under the most restrictive requirement, approximately $301.4 of retained earnings was available for cash dividends at March 30, 2001.

        The carrying value of the Company’s long-term debt is $1,188.3 at March 30, 2001, as shown above. The corresponding fair value is approximately $1,187.5 using the current interest rates available to the Company for debt of the same remaining maturities.

        Maturities of long-term debt by fiscal year are $158.9 (2002), $3.8 (2003), $2.6 (2004), $0.6 (2005), $821.4 (2006) and $201.0 thereafter.

Note 7—Pension and Other Postretirement Benefit Plans

        The Company and its subsidiaries have several pension and postretirement healthcare and life insurance benefit plans, as described below.

        A contributory, defined benefit pension plan is generally available to U.S. employees. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified, noncontributory pension plan. The Company provides healthcare and life insurance retirement benefits for certain U.S. employees, generally for those employed prior to August 1992, as well as dental and prescription drug benefits for certain Canadian employees. Most employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

        Net periodic cost for U.S. and non-U.S. pension and other benefit plans included the following components:

	Fiscal Year
	2001	2000	1999
Pensions
Service cost	$ 84.7	$ 76.7	$ 68.2
Interest cost	78.9	71.1	63.0
Expected return on plan assets	(105.9)	(84.5)	(71.4)
Amortization of prior service costs	3.1	3.3	3.3
Amortization of unrecognized net (gain) loss	(.5)	.9	1.3

Net periodic pension cost	$ 60.3	$ 67.5	$ 64.4

Other Postretirement Benefits
Service cost	$ .6	$ .8	$ .8
Interest cost	3.5	3.0	3.4
Expected return on plan assets	(3.0)	(2.3)	(1.7)
Amortization of transition obligation	1.7	1.6	1.6
Amortization of prior service cost	.5	.5	.5
Recognized actuarial gain	(.9)	(.8)	(.3)

Net provision for postretirement benefits	$ 2.4	$ 2.8	$ 4.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 7—Pension and Other Postretirement Benefit Plans (continued)

        The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the fiscal years ended March 30, 2001 and March 31, 2000, and a statement of the funded status at March 30, 2001 and March 31, 2000:

	Pensions		Other Postretirement Benefits
	Fiscal Year		Fiscal Year
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$1,207.9	$1,108.6	$ 47.0	$ 44.5
Service cost	84.7	76.7	.6	.8
Interest cost	78.9	71.1	3.5	3.0
Plan participants’ contributions	67.7	36.2	1.1	1.0
Amendments	12.1	29.9	4.2
Actuarial loss (gain)	48.4	(53.5)	8.7	(.4)
Benefits paid	(50.0)	(54.5)	(3.5)	(1.9)
Foreign currency exchange rate changes	(50.0)	(6.6)

Benefit obligation at end of year	$1,399.7	$1,207.9	$ 61.6	$ 47.0

Change in plan assets:
Fair value of plan assets at beginning of year	$1,306.9	$1,098.5	$ 36.3	$ 27.7
Actual return on plan assets	13.7	142.7	.4	3.1
Employer contributions	34.0	70.3	6.3	6.4
Plan participants’ contributions	67.7	36.2	1.1	1.0
Asset transfers	16.3	18.1
Benefits paid	(50.0)	(54.5)	(3.5)	(1.9)
Foreign currency exchange rate changes	(50.8)	(4.4)

Fair value of plan assets at end of year	$1,337.8	$1,306.9	$ 40.6	$ 36.3

Reconciliation of funded status to net amount recorded:
Funded status	$ (61.9)	$ 99.0	$(21.0)	$(10.7)
Unrecognized actuarial (gain)	(29.3)	(162.7)	(4.7)	(16.0)
Unrecognized transition obligation	4.7	4.3	18.8	20.5
Unrecognized prior service cost	22.2	29.6	6.1	4.2
Contribution in fourth fiscal quarter		.2

Net amount recorded	$ (64.3)	$ (29.6)	$ (.8)	$ (2.0)

        Plan assets include equity and fixed income securities and short-term investments. Pension plan assets also include real estate investments and insurance contracts.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 7—Pension and Other Postretirement Benefit Plans (continued)

        The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	Pensions		Other Postretirement Benefits
	March 30, 2001	March 31, 2000	March 30, 2001	March 31, 2000
Prepaid benefit cost	$ 13.4	$ 20.7	$ 1.2
Accrued benefit liability	(83.4)	(57.2)	(2.0)	$(2.0)
Intangible asset	.4	2.0
Accumulated other comprehensive income	5.3	4.9

Net amount recorded	$(64.3)	$(29.6)	$ (.8)	$(2.0)

        The following table lists selected information for the pension plans with accumulated benefit obligations in excess of plan assets as of March 30, 2001 and March 31, 2000.

	March 30, 2001	March 31, 2000
Projected benefit obligation	$67.0	$51.4
Accumulated benefit obligation	56.9	45.2
Fair value of plan assets	.5

        Weighted average assumptions used in the accounting for the Company’s plans were:

	Fiscal Year
	2001	2000	1999
Discount or settlement rates	7.0%	6.9%	6.7%
Rates of increase in compensation levels	5.1	5.0	5.0
Expected long-term rates of return on assets	8.7	8.0	8.1

        The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the U.S. postretirement benefit plans was 7.5% for fiscal 2001, declining to 5.0% for 2006 and subsequent years. For the Canadian postretirement benefit plans it was 9.0% for fiscal 2001, declining to 5.0% for 2010 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 30, 2001	$6.9	$(5.8)
Effect on net periodic postretirement benefit cost for fiscal 2001	.5	(.5)

        The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 30, 2001, plan assets included 6,531,424 shares of the Company’s common stock. During fiscal 2001, 2000 and 1999, the Company contributed $57.5, $49.2 and $48.4, respectively.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 8—Commitments and Contingencies

Commitments

        The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $217.6 (2001), $191.5 (2000) and $192.1 (1999).

        Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 30, 2001 are as follows:

Fiscal Year	Real Estate	Equipment
2002	$148.5	$ 90.2
2003	122.0	45.0
2004	90.4	23.9
2005	71.5	13.1
2006	54.4	9.8
Thereafter	159.4	8.1

	$646.2	$190.1

        DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the three fiscal years ended March 30, 2001, the Company incurred aggregate expenses of $14.3, $28.6 and $27.1, respectively, related thereto, which are included in costs of services.

Contingencies

        The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal government and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed. During fiscal 2001, the Company increased its provision for doubtful accounts, primarily associated with certain emerging market companies for which the Company provided management consulting/professional services.

        The Company is currently party to a number of disputes which involve or may involve litigation. It is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company’s consolidated financial statements.

Note 9—Stock Incentive Plans

Stock Options

        The Company has seven stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 9—Stock Incentive Plans (continued)

        At March 30, 2001, 5,522,745 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

        Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year
	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	10,697,970	$40.19	11,403,487	$32.03	12,441,657	$26.05
Granted	3,347,475	72.81	2,853,062	60.06	2,389,331	53.76
Exercised	(1,225,135)	28.89	(2,435,399)	23.14	(2,280,512)	21.60
Canceled	(992,994)	54.79	(1,123,180)	44.75	(1,146,989)	33.27

Outstanding, end of year	11,827,316	49.35	10,697,970	40.19	11,403,487	32.03

Exercisable, end of year	4,805,490	$31.93	4,120,304	$25.59	4,532,483	$19.82

	March 30, 2001
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 1.70—$33.94	3,526,297	$22.72	4.2	2,736,752	$20.48
34.00— 58.06	4,514,438	49.89	6.8	1,894,326	45.21
58.88— 78.94	3,649,450	73.13	8.9	159,185	65.67
79.13— 93.25	137,131	83.92	8.9	15,227	85.64

        The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Compensation cost recognized with respect to stock options was $2.7, $0.5 and $0.3 for fiscal 2001, 2000 and 1999, respectively.

Restricted Stock

        Restricted stock awards consist of shares of common stock of the Company sold at par value ($1 per share). Upon sale to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The restrictions generally lapse on the fifth, sixth and seventh anniversaries of the date of sale.

        At March 30, 2001, March 31, 2000 and April 2, 1999, 0, 7,651 and 66,304 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

        The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the date of sale to the employee over the sales price, and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $0, $0.2 and $0.4 during fiscal 2001, 2000 and 1999, respectively.
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 9—Stock Incentive Plans (continued)

Restricted Stock Units

        During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of March 30, 2001, March 31, 2000 and April 2, 1999, 25,777, 25,777 and 22,488 restricted stock units (“RSUs”), respectively, had been awarded to nonemployee directors under this plan and were outstanding on that date.

        When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares. At the holder’s election, which must be made within 30 days after the date of the award, the RSUs may be redeemed (i) as an entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such day.

        There are two types of RSUs: (i) those awarded in lieu of vested retirement benefits under other plans (“Accrued Benefit RSUs”); and (ii) those awarded as a form of future retirement benefits (“Future Benefit RSUs”). When a holder of Accrued Benefit RSUs ceases to be a director of the Company, the number of shares of CSC common stock to be delivered by the Company upon redemption of the RSUs is equal to the number of such RSUs awarded. When a holder of Future Benefit RSUs ceases to be a director, the number of shares to be delivered upon redemption is equal to 20% or 33 1 /3% of the number of such RSUs awarded, multiplied by the number of full years (but not in excess of 5 or 3, respectively) that the holder served as a director after the date of award.

        At March 30, 2001, March 31, 2000 and April 2, 1999, 8,778 Accrued Benefit RSUs and 16,999, 16,999 and 13,710 Future Benefit RSUs, respectively, were outstanding, and at March 30, 2001, 74,223 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

        The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized, in the case of Future Benefit RSUs, over the vesting period. Compensation cost recognized with respect to RSUs was $0.2 for fiscal 2001.

Pro Forma Information

        In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Fiscal Year
	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$233.2	$197.0	$402.9	$381.4	$355.5	$337.6
Basic earnings per share	1.39	1.17	2.42	2.29	2.17	2.06
Diluted earnings per share	1.37	1.15	2.37	2.25	2.12	2.01
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 9—Stock Incentive Plans (continued)

        The weighted average fair values of stock awards granted during fiscal 2001, 2000 and 1999 were $34.14, $23.59 and $19.68, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: risk-free interest rates of 6.12%, 5.69% and 5.48%; expected volatility of 44%, 36% and 32%; and expected lives of 6.15, 6.08 and 5.96 years.

Note 10—Stockholder Purchase Rights Plan

        On December 21, 1988, the Company adopted a stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. On February 27, 1998, the Company’s Board of Directors redeemed these rights for one sixth of one cent per right. The redemption price was paid on April 13, 1998, to the holders of record of rights as of the close of business on March 30, 1998.

        On February 18, 1998, the Company adopted a new stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. These rights, which are attached to and trade only together with the common stock, are not currently exercisable. On the tenth business day after any person or entity becomes the beneficial owner of 10% or more of CSC’s common stock, each right (other than rights held by the 10% stockholder, which will become void) will become exercisable to purchase, for $250, CSC common stock having a market value of $500. The rights expire February 18, 2008, and may be redeemed by the Board of Directors at $.0005 per right at any time before they become exercisable.

Note 11—Segment and Geographic Information

        The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

        All of the Company’s business involves operations which provide management and information technology consulting, systems integration and outsourcing. Although the Company presents estimates of revenue by business service and geography, the Company’s expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company’s reportable operating segments consist of the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The U.S. Federal Sector revenue reported below will not agree to U.S. federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments and reflects a realignment of intersegment activities to attribute operating results to the performing segment. The Company utilizes uniform accounting policies across all of its operating units (see note 1). The table below presents financial information for the three fiscal years ended March 30, 2001, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:
COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 11—Segment and Geographic Information (continued)

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
2001
Revenues	$7,933.6	$2,590.3	$ .1	$10,524.0
Earnings (loss) before interest and taxes	514.3	167.7	(29.0)	653.0
Depreciation and amortization	602.3	36.8	10.2	649.3
Assets	6,935.2	919.6	320.0	8,174.8
Capital expenditures for long-lived assets	1,492.7	31.6	50.1	1,574.4
2000
Revenues	$7,065.6	$2,301.9	$ 3.2	$ 9,370.7
Earnings (loss) before interest and taxes	562.2	136.6	(5.7)	693.1
Depreciation and amortization	511.6	27.3	6.8	545.7
Assets	4,767.0	735.1	372.0	5,874.1
Capital expenditures for long-lived assets	852.6	30.9	47.9	931.4
1999
Revenues	$5,951.5	$2,159.4	$ .5	$ 8,111.4
Earnings (loss) before interest and taxes	460.7	125.3	(16.7)	569.3
Depreciation and amortization	418.0	30.7	8.2	456.9
Assets	3,980.7	815.7	464.0	5,260.4
Capital expenditures for long-lived assets	565.8	24.6	21.4	611.8

        A reconciliation of earnings before interest and taxes to income before taxes is as follows:

	Fiscal Year
	2001	2000	1999
Earnings before interest and taxes	$ 653.0	$693.1	$569.3
Interest expense	(106.1)	(58.1)	(49.4)
Interest income	16.3	17.6	15.0
Special items	(232.9)	(41.1)

Income before taxes	$ 330.3	$611.5	$534.9

        Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 30, 2001 is as follows:

	Fiscal Year
	2001		2000		1999
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$ 6,711.7	$1,291.9	$5,914.7	$ 851.5	$5,345.2	$ 748.2
Europe:
United Kingdom	1,234.3	204.5	1,215.0	158.3	1,134.9	130.6
Other Europe	1,358.7	128.2	1,311.0	107.1	1,115.2	110.1
Other International	1,219.3	233.8	930.0	158.0	516.1	123.3

Total	$10,524.0	$1,858.4	$9,370.7	$1,274.9	$8,111.4	$1,112.2

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in millions except per-share amounts)

Note 11—Segment and Geographic Information (continued)

        The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. federal government revenue accounted for 25%, 24% and 26% of the Company’s revenues for fiscal 2001, 2000 and 1999, respectively. At March 30, 2001, approximately 28% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2001, 2000 and 1999.

Note 12—Agreements with Equifax

        During fiscal 1989, the Company entered into an agreement (the “Operating Agreement”) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (“ECIS”), pursuant to which certain of the Company’s subsidiaries (collectively, the “Bureaus”) became affiliated credit bureaus of ECIS and purchased credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

        Pursuant to the Operating Agreement, the Company acquired an option to require ECIS to purchase the collections business (the “Collections Put Option”) and a separate option to require ECIS to purchase the credit reporting business and, if not previously sold, the collections business (the “Credit Reporting Put Option”). Both options require six months’ advance notice and expire on August 1, 2013.

        The Collections Put Option was exercised during fiscal 1998 and the transaction was completed during fiscal 1999.

        Since July 31, 1998, the exercise price of the Credit Reporting Put Option has been equal to the appraised value of the credit reporting business.

        The Operating Agreement has a 10 year term, which will automatically be renewed indefinitely for successive 10 year periods unless the Company gives notice of termination at least six months prior to the expiration of any such term. In the event that on or prior to August 1, 2013 (i) the Company gives such notice of termination and does not exercise the Credit Reporting Put Option prior to the termination of the then-current term or (ii) there is a change in control of the Company, then ECIS has an option for 60 days thereafter to require the Company to sell to it the credit reporting business at the Credit Reporting Put Option exercise price.

        The Company’s rights under the Operating Agreement, including its right to exercise the Credit Reporting Put Option, remain exercisable by the Company through its affiliates.

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2001
In millions except per-share amounts	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,463.3	$2,498.9	$2,664.7	$2,897.1
Income (loss) before taxes	145.5	162.6	99.1	(76.9)
Net income (loss)	96.0	109.0	65.6	(37.4)
Net earnings (loss) per share:
Basic	0.57	0.65	0.39	(0.22)
Diluted	0.56	0.64	0.38	(0.22)

	Fiscal 2000
	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,203.4	$2,232.0	$2,360.1	$2,575.2
Income before taxes	127.8	140.5	127.9	215.3
Net income	84.6	93.2	82.3	142.8
Net earnings per share:
Basic	0.51	0.56	0.49	0.85
Diluted	0.50	0.55	0.48	0.84

        A discussion of “special items” for fiscal 2001 and 2000 is included in note 3 to the consolidated financial statements.

PART II—(Continued)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

        Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled “Voting Securities and Principal Holders Thereof,” “Item 1—Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2001. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the captions “Report of Compensation Committee on Annual Compensation of Executive Officers” and “Comparison of Cumulative Total Return.”

PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    (1) and (2) Financial Statements and Financial Statement Schedule

        These documents are included in the response to Item 8 of this report. See the index on page 18.

        (3) Exhibits

        The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation and Nevada Acquisition Corporation	(w)
2.2	Agreement and Plan of Merger dated as of June 20, 2000 by and among the Registrant, Policy Management Systems Corporation and Patriot Acquisition Corp.	(x)
3.1	Restated Articles of Incorporation, effective October 31, 1988	(c)
3.2	Amendment to Restated Articles of Incorporation, effective August 10, 1992	(j)
3.3	Amendment to Restated Articles of Incorporation, effective July 31, 1996	(l)
3.4	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock, effective August 1, 1996	(n)
3.5	Amendment to Restated Articles of Incorporation, effective August 15, 2000	(y)
3.6	Bylaws, amended and restated effective May 7, 2001
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.2	1980 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.3	1984 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.4	1987 Stock Incentive Plan*	(b)
10.5	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*	(b)
10.6	1990 Stock Incentive Plan*	(i)
10.7	1992 Stock Incentive Plan, amended and restated effective August 9, 1993*	(p)
10.8	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*	(o)
10.9	1995 Stock Incentive Plan*	(k)
10.10	1998 Stock Incentive Plan*	(t)
10.11	Form of Stock Option Agreement*	(s)
10.12	Form of Restricted Stock Agreement*	(s)
10.13	Annual Management Incentive Plan, effective April 2, 1983*	(a)
10.14	Supplemental Executive Retirement Plan, amended and restated effective February 27, 1998*	(s)
10.15	Deferred Compensation Plan, amended and restated effective February 2, 1998*	(q)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998	(r)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998*	(q)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999*	(g)
10.19	Form of Indemnification Agreement for Officers	(e)
10.20	Form of Indemnification Agreement for Directors	(d)
10.21	1997 Nonemployee Director Stock Incentive Plan	(p)
10.22	Form of Restricted Stock Unit Agreement	(f)
10.23	1990 Nonemployee Director Retirement Plan, amended and restated effective February 2, 1998	(q)
10.24	Rights Agreement dated February 18, 1998	(r)
10.25	$321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000	(y)
10.26	$321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000	(y)
Exhibit Number	Description of Exhibit
21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Independent Auditors’ Consent
99.1	Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 2000 (to be filed by amendment)
99.2	Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (to be filed by amendment)
99.3	Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (to be filed by amendment)

Notes to Exhibit Index:

* Management contract or compensatory plan or agreement

(a)-(h)	These exhibits are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

(a) March 30, 1984	(e) March 31, 1995
(b) April 1, 1988	(f) April 3, 1998
(c) March 31, 1989	(g) April 2, 1999
(d) April 3, 1992	(h) March 31, 2000

(i)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 15, 1990.

(j)	Incorporated herein by reference to the Registrant’s Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.

(k)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1995.

(l)	Incorporated herein by reference to the Registrant’s Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.

(m)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 1996.

(n)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1996.

(o)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 1997.

(p)	Incorporated herein by reference to the Registrant’s Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.

(q)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 1998.

(r)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A filed on February 25, 1998.

(s)	Incorporated herein by reference to Amendment No. 2 to the Registrant’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.

(t)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 1998.

(u)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.

(v)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000.

(w)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 1999.

(x)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2000.

(y)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2000.

b.  Reports on Form 8-K:

        There were no reports on Form 8-K filed during the fourth quarter of fiscal 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated: June 21, 2001
/s/ VAN B. HONEYCUTT
By:
Van B. Honeycutt,
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 21, 2001

/s/ LEON J. LEVEL Leon J. Level	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 21, 2001

/s/ BRYAN BRADY Bryan Brady	Vice President and Controller (Principal Accounting Officer)	June 21, 2001

/s/ IRVING W. BAILEY , II Irving W. Bailey, II	Director	June 21, 2001

/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 21, 2001

/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 21, 2001

/s/ WILLIAM R. HOOVER William R. Hoover	Director	June 21, 2001
Signature	Title	Date

/s/ THOMAS A. MC DONNELL Thomas A. McDonnell	Director	June 21, 2001

/s/ F. WARREN MC FARLAN F. Warren McFarlan	Director	June 21, 2001

/s/ JAMES R. MELLOR James R. Mellor	Director	June 21, 2001

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	June 21, 2001

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts
Three Years Ended March 30, 2001
(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
Year ended March 30, 2001
Allowance for doubtful receivables	$73.0	$26.3	$(0.7)	$12.0	$86.6
Year ended March 31, 2000
Allowance for doubtful receivables	81.5	6.1	(1.7)	12.9	73.0
Year ended April 2, 1999
Allowance for doubtful receivables	75.9	9.2	4.0	7.6	81.5

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation and Nevada Acquisition Corporation	(w)
2.2	Agreement and Plan of Merger dated as of June 20, 2000 by and among the Registrant, Policy Management Systems Corporation and Patriot Acquisition Corp.	(x)
3.1	Restated Articles of Incorporation, effective October 31, 1988	(c)
3.2	Amendment to Restated Articles of Incorporation, effective August 10, 1992	(j)
3.3	Amendment to Restated Articles of Incorporation, effective July 31, 1996	(l)
3.4	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock, effective August 1, 1996	(n)
3.5	Amendment to Restated Articles of Incorporation, effective August 15, 2000	(y)
3.6	Bylaws, amended and restated effective May 7, 2001
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.2	1980 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.3	1984 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.4	1987 Stock Incentive Plan*	(b)
10.5	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*	(b)
10.6	1990 Stock Incentive Plan*	(i)
10.7	1992 Stock Incentive Plan, amended and restated effective August 9, 1993*	(p)
10.8	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*	(o)
10.9	1995 Stock Incentive Plan*	(k)
10.10	1998 Stock Incentive Plan*	(t)
10.11	Form of Stock Option Agreement*	(s)
10.12	Form of Restricted Stock Agreement*	(s)
10.13	Annual Management Incentive Plan, effective April 2, 1983*	(a)
10.14	Supplemental Executive Retirement Plan, amended and restated effective February 27, 1998*	(s)
10.15	Deferred Compensation Plan, amended and restated effective February 2, 1998*	(q)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998	(r)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998*	(q)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999*	(g)
10.19	Form of Indemnification Agreement for Officers	(e)
10.20	Form of Indemnification Agreement for Directors	(d)
10.21	1997 Nonemployee Director Stock Incentive Plan	(p)
10.22	Form of Restricted Stock Unit Agreement	(f)
10.23	1990 Nonemployee Director Retirement Plan, amended and restated effective February 2, 1998	(q)
10.24	Rights Agreement dated February 18, 1998	(r)
10.25	$ 321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000	(y)
10.26	$321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000	(y)
21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Independent Auditors’ Consent
99.1	Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 2000 (to be filed by amendment)
99.2	Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (to be filed by amendment)
99.3	Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (to be filed by amendment)

Notes to Exhibit Index:

*Management contract or compensatory plan or agreement

(a)-(h)	These exhibits are incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below:

(a) March 30, 1984	(e) March 31, 1995
(b) April 1, 1988	(f) April 3, 1998
(c) March 31, 1989	(g) April 2, 1999
(d) April 3, 1992	(h) March 31, 2000

(i)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 15, 1990.
(j)	Incorporated herein by reference to the Registrant’s Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(k)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 1995.
(l)	Incorporated herein by reference to the Registrant’s Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(m)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 1996.
(n)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 1, 1996.
(o)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 1997.
(p)	Incorporated herein by reference to the Registrant’s Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(q)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 1998.
(r)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A filed on February 25, 1998.
(s)	Incorporated herein by reference to Amendment No. 2 to the Registrant’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
(t)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 1998.
(u)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(v)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000.
(w)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 1999.
(x)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2000.
(y)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2000.