Form 10-K/A
period 2000-12-31
COMPUTER SCIENCES CORP
filed 2001-06-29
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State of incorporation or organization)	95-2043126 (I.R.S. Employer Identification No.)
2100 East Grand Avenue El Segundo, California (Address of principal executive offices)	90245 (zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

The Registrant hereby amends Part IV, Item 14(a)(3) to include Exhibits 99.1, 99.2 and 99.3.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)      Exhibits

          The following exhibits are filed with this report:
Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation and Nevada Acquisition Corporation	(w)
2.2	Agreement and Plan of Merger dated as of June 20, 2000 by and among the Registrant, Policy Management Systems Corporation and Patriot Acquisition Corp.	(x)
3.1	Restated Articles of Incorporation, effective October 31, 1988	(c)
3.2	Amendment to Restated Articles of Incorporation, effective August 10, 1992	(j)
3.3	Amendment to Restated Articles of Incorporation, effective July 31, 1996	(l)
3.4	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock, effective August 1, 1996	(n)
3.5	Amendment to Restated Articles of Incorporation, effective August 15, 2000	(y)
3.6	Bylaws, amended and restated effective May 7, 2001
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.2	1980 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.3	1984 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.4	1987 Stock Incentive Plan*	(b)
10.5	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*	(b)
10.6	1990 Stock Incentive Plan*	(i)
10.7	1992 Stock Incentive Plan, amended and restated effective August 9, 1993*	(p)
10.8	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*	(o)
10.9	1995 Stock Incentive Plan*	(k)
10.10	1998 Stock Incentive Plan*	(t)
10.11	Form of Stock Option Agreement*	(s)
10.12	Form of Restricted Stock Agreement*	(s)
10.13	Annual Management Incentive Plan, effective April 2, 1983*	(a)
10.14	Supplemental Executive Retirement Plan, amended and restated effective February 27, 1998*	(s)
10.15	Deferred Compensation Plan, amended and restated effective February 2, 1998*	(q)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998	(r)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998*	(q)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999*	(g)
10.19	Form of Indemnification Agreement for Officers	(e)
10.20	Form of Indemnification Agreement for Directors	(d)
10.21	1997 Nonemployee Director Stock Incentive Plan	(p)
10.22	Form of Restricted Stock Unit Agreement	(f)
10.23	1990 Nonemployee Director Retirement Plan, amended and restated effective February 2, 1998	(q)
10.24	Rights Agreement dated February 18, 1998	(r)
10.25	$321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000	(y)
10.26	$321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000	(y)
21	Significant Active Subsidiaries and Affiliates of the Registrant
22	Independent Auditors' Consent
99.1	Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 2000**
99.2	Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000**
99.3	Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000**

Notes to Exhibit Index:

*        Management contract or compensatory plan or agreement
**      Filed with this Amendment
(a)-(h)	These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below
	a) March 30, 1984 b) April 1, 1988 c) March 31, 1989 d) April 3, 1992	e) March 31, 1995 f) April 3, 1998 g) April 2, 1999 h) March 31, 2000
(i)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990
(j)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(k)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
(l)	Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(m)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
(n)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
(o)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
(p)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(q)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
(r)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.
(s)	Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
(t)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.
(u)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.
(v)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.
(w)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 20, 1999.
(x)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 20, 2000.
(y)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2000.

b.     Reports on Form 8-K:

There were no reports on Form 8-K filed during the fourth quarter of fiscal 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Computer Sciences Corporation
Dated: June 29, 2001	By: /s/ BRYAN BRADY Bryan Brady, Vice President and Controller

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation and Nevada Acquisition Corporation	(w)
2.2	Agreement and Plan of Merger dated as of June 20, 2000 by and among the Registrant, Policy Management Systems Corporation and Patriot Acquisition Corp.	(x)
3.1	Restated Articles of Incorporation, effective October 31, 1988	(c)
3.2	Amendment to Restated Articles of Incorporation, effective August 10, 1992	(j)
3.3	Amendment to Restated Articles of Incorporation, effective July 31, 1996	(l)
3.4	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock, effective August 1, 1996	(n)
3.5	Amendment to Restated Articles of Incorporation, effective August 15, 2000	(y)
3.6	Bylaws, amended and restated effective May 7, 2001
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.2	1980 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.3	1984 Stock Option Plan, amended and restated effective March 31, 1988*	(m)
10.4	1987 Stock Incentive Plan*	(b)
10.5	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*	(b)
10.6	1990 Stock Incentive Plan*	(i)
10.7	1992 Stock Incentive Plan, amended and restated effective August 9, 1993*	(p)
10.8	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*	(o)
10.9	1995 Stock Incentive Plan*	(k)
10.10	1998 Stock Incentive Plan*	(t)
10.11	Form of Stock Option Agreement*	(s)
10.12	Form of Restricted Stock Agreement*	(s)
10.13	Annual Management Incentive Plan, effective April 2, 1983*	(a)
10.14	Supplemental Executive Retirement Plan, amended and restated effective February 27, 1998*	(s)
10.15	Deferred Compensation Plan, amended and restated effective February 2, 1998*	(q)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998	(r)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998*	(q)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999*	(g)
10.19	Form of Indemnification Agreement for Officers	(e)
10.20	Form of Indemnification Agreement for Directors	(d)
10.21	1997 Nonemployee Director Stock Incentive Plan	(p)
10.22	Form of Restricted Stock Unit Agreement	(f)
10.23	1990 Nonemployee Director Retirement Plan, amended and restated effective February 2, 1998	(q)
10.24	Rights Agreement dated February 18, 1998	(r)
10.25	$321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000	(y)
10.26	$321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000	(y)
21	Significant Active Subsidiaries and Affiliates of the Registrant
22	Independent Auditors' Consent
99.1	Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 2000**
99.2	Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000**
99.3	Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000**

Notes to Exhibit Index:

*        Management contract or compensatory plan or agreement
**      Filed with this Amendment
(a)-(h)	These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below
	a) March 30, 1984 b) April 1, 1988 c) March 31, 1989 d) April 3, 1992	e) March 31, 1995 f) April 3, 1998 g) April 2, 1999 h) March 31, 2000
(i)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990
(j)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(k)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
(l)	Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(m)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
(n)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 1, 1996.
(o)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
(p)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(q)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
(r)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.
(s)	Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
(t)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.
(u)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.
(v)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.
(w)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 20, 1999.
(x)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 20, 2000.
(y)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2000.