Form 10-Q
period 2001-06-29
COMPUTER SCIENCES CORP
filed 2001-08-13
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended June 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

Commission File No. 1-4850

COMPUTER SCIENCES CORPORATION (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	95-2043126 (I.R.S. Employer Identification No.)
2100 East Grand Avenue El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant's Telephone Number, Including Area Code: (310) 615-0311

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

169,537,318 shares of Common Stock, $1.00 par value, were outstanding on July 27, 2001.

COMPUTER SCIENCES CORPORATION
INDEX TO FORM 10-Q

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	June 29, 2001	June 30, 2000

Revenues	$2,713.6	$2,463.3

Costs of services	2,239.0	1,968.8
Selling, general and administrative	172.3	193.2
Depreciation and amortization	199.3	142.8
Interest expense	37.5	16.5
Interest income	(3.4)	(3.5)
Total costs and expenses	2,644.7	2,317.8

Income before taxes	68.9	145.5
Taxes on income	21.2	49.5
Net income	$ 47.7 ======	$ 96.0 ======

Earnings per share (note A):
Basic	$ 0.28 ======	$ 0.57 ======
Diluted	$ 0.28 ======	$ 0.56 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	June 29, 2001	March 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$ 85.6	$ 184.7
Receivables	2,818.8	2,620.8
Prepaid expenses and other current assets	511.4	398.5
Total current assets	3,415.8	3,204.0
Property and equipment, net	1,938.6	1,858.4
Outsourcing contract costs, net	687.1	633.8
Software, net	323.7	299.6
Excess of cost of businesses acquired over related net assets, net	1,654.5	1,653.6
Other assets	510.9	525.4
Total assets	$ 8,530.6 ========	$ 8,174.8 ========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 722.0	$ 1,354.6
Accounts payable	574.0	502.5
Accrued payroll and related costs	564.5	538.4
Other accrued expenses	654.4	833.7
Deferred revenue	222.2	198.9
Income taxes payable	166.5	160.8
Total current liabilities	2,903.6	3,588.9

Long-term debt, net	1,971.9	1,029.4
Other long-term liabilities	380.4	341.3

STOCKHOLDERS' EQUITY (note C)
Common stock issued, par value $1.00 per share	169.7	169.1
Additional paid-in capital	985.9	965.2
Earnings retained for use in business	2,341.9	2,294.2
Accumulated other comprehensive loss (note E)	(205.3)	(195.8)
Less common stock in treasury	(17.5)	(17.5)
Total stockholders' equity	3,274.7	3,215.2
Total liabilities and stockholders' equity	$ 8,530.6 ========	$ 8,174.8 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	June 29, 2001	June 30, 2000

Cash flows from operating activities:
Net income	$ 47.7	$ 96.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization and other non-cash charges	209.5	142.1
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(316.7)	(266.4)
Decrease in liabilities	(51.5)	(67.4)

Net cash used in operating activities	(111.0)	(95.7)

Investing activities:
Purchases of property and equipment	(215.8)	(132.4)
Outsourcing contracts, net	(30.1)	(122.7)
Acquisitions, net of cash acquired	(38.1)	(131.9)
Software	(46.5)	(39.8)
Other investing cash flows	9.2	(6.2)

Net cash used in investing activities	(321.3)	(433.0)

Financing activities:
(Repayment) borrowings under commercial paper, net	(651.5)	268.5
(Repayment) borrowings under lines of credit, net	(33.2)	116.5
Proceeds from term debt issuance	1,000.0
Principal payments on term debt	(5.3)	(3.6)
Proceeds from stock option and other common stock transactions	21.4	24.3
Other financing cash flows	2.1	(15.3)

Net cash provided by financing activities	333.5	390.4

Effect of exchange rate changes on cash and cash equivalents	(.3)	(.9)

Net decrease in cash and cash equivalents	(99.1)	(139.2)

Cash and cash equivalents at beginning of year	184.7	260.4

Cash and cash equivalents at end of period	$ 85.6 ======	$ 121.2 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

Three Months Ended
	June 29, 2001	June 30, 2000
Net income for basic and diluted EPS	$ 47.7 ======	$ 96.0 ======
Common share information: Average common shares outstanding for basic EPS Dilutive effect of stock options	169.049 1.088	167.791 3.350
Shares for diluted EPS	170.137 ======	171.141 ======
Basic EPS	$ .28	$ .57
Diluted EPS	.28	.56

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the quarter. The number of such options was 7,510,949 and 135,324 at June 29, 2001 and June 30, 2000, respectively.

(B)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	June 29, 2001	March 30, 2001
Property and equipment	$1,734.2	$1,649.0
Outsourcing contract costs	283.9	259.6
Software	261.2	227.6
Excess of cost of business acquired over related net assets	224.8	206.9

(C)

No dividends were paid during the periods presented. At June 29, 2001 and March 30, 2001, there were 169,724,079 and 169,127,404 shares, respectively, of $1.00 par value common stock issued, and 413,457 shares of treasury stock.

(D)

Cash payments for interest on indebtedness were $24.7 million and $13.8 million for the three months ended June 29, 2001 and June 30, 2000, respectively. Cash payments for taxes on income were $5.4 million and $16.5 million for the three months ended June 29, 2001 and June 30, 2000, respectively.

(E)	The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended
	June 29, 2001	June 30, 2000
Net income	$ 47.7	$ 96.0
Foreign currency translation adjustment	(9.0)	(30.5)
Unrealized loss on available for sale securities	(.5)	(4.0)
Comprehensive income	$ 38.2 =====	$ 61.5 =====

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment, the minimum pension liability adjustment, and the net unrealized loss on available for sale securities.

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

		Global Commercial Sector	U.S. Federal Sector	Corporate	Total
	Three Months Ended June 29, 2001
	Revenues	$2,047.4	$666.3	$ (.1)	$2,713.6
	Earnings (loss) before interest, net and taxes	67.3	42.1	(6.4)	103.0

	Three Months Ended June 30, 2000	1,824.2	639.1	-	2,463.3
	Revenues
	Earnings (loss) before interest, net and taxes	116.3	48.3	(6.1)	158.5

(G)

As previously disclosed in the Company's 2001 Annual Report on Form 10-K, in response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special charge of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge were employee severance costs of $68.9 million, write-offs in connection with consolidation of facilities of $25.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $20.9 million related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $68.9 million related to 1,720 employees, of which 831 were U.S. employees and 889 were international employees; as of June 29, 2001, approximately $23 million had been paid and 965 of the 1,720 employees had been involuntarily terminated. The Company expects to substantially pay all of the remaining cash payments during fiscal 2002.

(H)

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of the first quarter of fiscal year 2002. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(I)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method and requires that only the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Under the new standard, the Company is required to adopt this statement at the beginning of fiscal 2003, although early adoption is permitted for companies with fiscal years beginning after March 15, 2001. As a result of the various parameters surrounding the new standard, the Company plans to adopt SFAS No. 142 on March 30, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

(J)

As previously disclosed, the Company acquired all of the outstanding equity securities of Mynd Corporation during December 2000. As a result, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. The purchase price allocation may be subject to future adjustments, primarily related to Mynd litigation assumed by the Company, through December 2001. As of June 29, 2001, there have been no significant changes to the purchase price allocation. In connection with the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and other costs to integrate Mynd into the Company. The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $69.4 million and other costs of $29.2 million. The involuntary termination benefits accrued and expensed of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of June 29, 2001, approximately $41 million had been paid and 482 of the 518 employees had been involuntarily terminated.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2002 versus
First Quarter of Fiscal 2001

Revenues

During the first quarter ended June 29, 2001, the Company's total revenue increased 10.2%, or $250.3 million, over the same period last year.

Global commercial sector revenues grew 12.2%, or $223.2 million over the same quarter of last year. Global commercial revenue growth was negatively impacted by more than 4 percentage points as a result of currency fluctuations, principally in Europe, Australia and Asia.

U.S. Commercial revenue grew 7.5% or $73.7 million during the first quarter of fiscal 2002 over the same period last year. The growth was principally generated by major new information technology outsourcing ("IT") contracts including Nortel Networks and Oxford Health. The increase in outsourcing revenues was partially offset by a decline in demand for consulting and systems integration services.

European revenue of $682.3 million for the first quarter was up 19.2% from the $572.2 million reported in the corresponding period last year. Outsourcing activities, mainly in the United Kingdom and Scandinavia, fueled the increase in revenue. Revenue growth was negatively impacted by about 9 percentage points due to the impact of European currency fluctuations.

Other international revenue for the first quarter grew 15% to $301.9 million. The increase was primarily the result of outsourcing activities related to Nortel Networks and Broken Hill Proprietary Company. In addition, currency fluctuations in Australia and Asia negatively impacted other international revenue growth by about 11 percentage points.

Revenue from the U.S. Federal sector increased 4.2% or $27.2 million during the first quarter. Revenue gains were generated by additional work on the Internal Revenue Service modernization contract, the Army's Logistic Modernization contract and the General Services Administration Answer contract. Revenue growth was partially offset by last year's completion of Census 2000 activities and the wind down of other contracts.

The Company announced new business awards of $1.7 billion during the first quarter ended June 29, 2001, including $.9 billion related to Global Commercial activities and $.8 billion in new U.S. federal contract awards. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service regions.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

	Dollar Amount First Quarter Fiscal		Percentage of Revenue First Quarter Fiscal
	2002	2001	2002	2001
Costs of services	$2,239.0	$1,968.8	82.5%	79.9%
Selling, general & administrative	172.3	193.2	6.4	7.9
Depreciation and amortization	199.3	142.8	7.3	5.8
Interest expense, net	34.1	13.0	1.3	.5

Total	$2,644.7 ======	$2,317.8 ======	97.5% =====	94.1% =====

Comparing the first quarter results of fiscal 2002 and fiscal 2001, total costs and expenses increased as a percentage of revenue. Higher costs of services, depreciation and amortization, and interest expense were partially offset by lower costs in selling, general and administrative expenses.

The increase in costs of services as a percentage of revenue was primarily related to a decrease in demand for commercial consulting and systems integration services which decreased utilization and some profitability pressure on two recent outsourcing contracts. In addition, our North American consulting operations experienced higher labor costs due to severance costs of approximately $5 million related to a reduction in force of about 350 employees. The increase in depreciation and amortization expenses as a percentage of revenue was principally due to the amortization of assets associated with the Company's outsourcing operations and the increased goodwill amortization related to the December 2000 Mynd acquisition. The increase in interest expense is principally related to the increase in debt that was used to fund last year's acquisition of Mynd and to purchase outsourcing assets. Lower selling, general and administrative expenses as a percentage of revenue were principally related to benefits realized from the consolidation of certain back office services and a continued focus on aggressive cost containment across the company.

Income Before Taxes

Due to the Company's reduced operating performance, income before taxes for the first quarter of fiscal 2002 decreased to $68.9 million compared with $145.5 million reported for last year's first quarter. The resulting net margin was 2.5% compared with 5.9% for the same period last year.

Net Income

Earnings were $47.7 million for the first quarter of fiscal 2002, down from $96 million for the corresponding period last year. This year's first quarter diluted earnings per share was 28 cents versus 56 cents reported for last year's first quarter.

Cash Flows

Cash used in operating activities was $111 million for the three months ended June 29, 2001, compared with $95.7 million during the same period last year. Changes in working capital were the main causes for the increase as the decrease in earnings was more than offset by higher non-cash depreciation and amortization expenses.

The Company's cash expenditures for investing activities totaled $321.3 million for the most recent three months versus $433 million during the same period of last year. The decrease principally relates to acquisitions made in Australia and Scandinavia during last year's first quarter.

Cash provided by financing activities was $333.5 million for the most recent quarter versus $390.4 million for the same period last year. The decrease is principally due to lower net borrowing requirements during the first quarter compared to the corresponding period last year.

Financial Condition

During the first quarter of fiscal 2001, the Company's capital outlays included $284 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contracts. These investments were funded from additional borrowings and existing cash balances, which decreased from $184.7 million to $85.6 million. The Company's debt-to-total capitalization ratio increased from 42.6% at fiscal 2001 year end to 45.1% at June 29, 2001 principally due to additional borrowings. During June 2001, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011 of which the net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 12 of the Company's Annual Report on Form 10-K for fiscal 2001. The exercise price of this put option is equal to the appraised value of the business.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of the first quarter of fiscal year 2002. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method and requires that only the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Under the new standard, the Company is required to adopt this statement at the beginning of fiscal 2003, although early adoption is permitted for companies with fiscal years beginning after March 15, 2001. As a result of the various parameters surrounding the new standard, the Company plans to adopt SFAS No. 142 on March 30, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) the Company's ability to consummate strategic acquisitions and form alliances; (iii) the Company's ability to attract and retain key personnel; (iv) changes in the demand for information technology outsourcing and business process outsourcing; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company's commercial customers; (viii) the future profitability of the Company's customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

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

Part II.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

a.  Exhibits
2.1	Agreement and Plan of Merger dated as of September 19, 1999 by and among the Registrant, Nichols Research Corporation and Nevada Acquisition Corporation	(x)
2.2	Agreement and Plan of Merger dated as of June 20, 2000 by and among the Registrant, Policy Management Systems Corporation and Patriot Acquisition Corp.	(y)
3.1	Restated Articles of Incorporation, effective October 31, 1988	(c)
3.2	Amendment to Restated Articles of Incorporation, effective August 10, 1992	(k)
3.3	Amendment to Restated Articles of Incorporation, effective July 31, 1996	(m)
3.4	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock, effective August 1, 1996	(o)
3.5	Amendment to Restated Articles of Incorporation, effective August 15, 2000	(z)
3.6	Bylaws, amended and restated effective May 7, 2001	(i)
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988*	(n)
10.2	1980 Stock Option Plan, amended and restated effective March 31, 1988*	(n)
10.3	1984 Stock Option Plan, amended and restated effective March 31, 1988*	(n)
10.4	1987 Stock Incentive Plan*	(b)
10.5	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel*	(b)
10.6	1990 Stock Incentive Plan*	(j)
10.7	1992 Stock Incentive Plan, amended and restated effective August 9, 1993*	(q)
10.8	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel*	(p)
10.9	1995 Stock Incentive Plan*	(l)
10.10	1998 Stock Incentive Plan*	(u)
10.11	Form of Stock Option Agreement*	(t)
10.12	Form of Restricted Stock Agreement*	(t)
10.13	Annual Management Incentive Plan, effective April 2, 1983*	(a)
10.14	Supplemental Executive Retirement Plan, amended and restated effective February 27, 1998*	(t)
10.15	Deferred Compensation Plan, amended and restated effective February 2, 1998*	(r)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998	(s)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998*	(r)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999*	(g)
10.19	Form of Indemnification Agreement for Officers	(e)
10.20	Form of Indemnification Agreement for Directors	(d)
10.21	1997 Nonemployee Director Stock Incentive Plan	(q)
10.22	Form of Restricted Stock Unit Agreement	(f)
10.23	1990 Nonemployee Director Retirement Plan, amended and restated effective February 2, 1998	(r)
10.24	Rights Agreement dated February 18, 1998	(s)
10.25	$321 million Amended and Restated Credit Agreement (Long Term Facility) dated as of August 18, 2000	(z)
10.26	First Amendment to the Amended and Restated Credit Agreement (Long Term Facility) dated as of June 26, 2001
10.27	$321 million Amended and Restated Credit Agreement (Short Term Facility) dated as of August 18, 2000	(z)
10.28	First Amendment to the Amended and Restated Credit Agreement (Short Term Facility) dated as of June 26, 2001
28	Revenues by Market Sector
99.1	Annual Report on Form 11-K for the Matched Asset Plan of the Registrant for the fiscal year ended December 31, 2000	(i)
99.2	Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000	(i)
99.3	Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000	(i)

Notes to Exhibit Index:
*Management contract or compensatory plan or agreement
(a)-(i)	These exhibits are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal years ended on the respective dates indicated below
(a) (b) (c) (d)	March 30, 1984 April 1, 1988 March 31, 1989 April 3, 1992	(e) (f) (g) (h)	March 31, 1995 April 3, 1998 April 2, 1999 March 31, 2000	(i)	March 30, 2001
(j)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 15, 1990.
(k)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 10, 1992 Annual Meeting of Stockholders.
(l)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1995.
(m)	Incorporated herein by reference to the Registrant's Proxy Statement for its July 31, 1996 Annual Meeting of Stockholders.
(n)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1996.
(o)	Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated August 1, 1996.
(p)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 10, 1997.
(q)	Incorporated herein by reference to the Registrant's Proxy Statement for its August 11, 1997 Annual Meeting of Stockholders.
(r)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 1998.
(s)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A filed on February 25, 1998.
(t)	Incorporated herein by reference to Amendment No. 2 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998.
(u)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 1998.
(v)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.
(w)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.
(x)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 20, 1999.
(y)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 20, 2000.
(z)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2000.

  Reports on Form 8-K:

There were three reports on Form 8-K filed during the first quarter of fiscal 2002. On May 14, 2001, the Registrant filed a Current Report on Form 8-K reporting financial results for its fiscal fourth quarter and fiscal year ended March 30, 2001, and providing guidance for its fiscal year ending March 29, 2002. On May 24, 2001, the Registrant filed a Current Report on Form 8-K attaching as an exhibit a Statement of Eligibility of the Trustee under an Indenture dated as of February 26, 2001 pursuant to which the Registrant intended to issue debt securities registered under a Registration Statement filed on December 22, 2000 (the "Registration Statement"). On June 13, 2001, the Registrant filed a Current Report on Form 8-K reporting that on that day it had completed the sale of $1,000,000,000 aggregate principal amount of the Company's debt securities under the Registration Statement.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Date: August 13, 2001	By: /s/ Bryan Brady Bryan Brady Vice President and Controller Chief Accounting Officer