Form 10-Q
period 2001-09-28
COMPUTER SCIENCES CORP
filed 2001-11-13
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended September 28, 2001

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

170,326,724 shares of Common Stock, $1.00 par value, were outstanding on October 26, 2001.

COMPUTER SCIENCES CORPORATION
INDEX TO FORM 10-Q

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000

Revenues	$2,765.3	$2,498.9	$5,478.9	$4,962.2

Costs of services	2,227.8	1,978.6	4,466.8	3,947.4

Selling, general and administrative	182.8	181.2	355.1	374.4

Depreciation and amortization	216.7	157.3	416.0	300.1

Interest expense	41.9	23.2	79.5	39.8

Interest income	(2.3)	(4.0)	(5.8)	(7.6)

Total costs and expenses	2,666.9	2,336.3	5,311.6	4,654.1

Income before taxes	98.4	162.6	167.3	308.1

Taxes on income	30.2	53.6	51.4	103.1

Net income	$ 68.2 =======	$ 109.0 =======	$ 115.9 =======	$ 205.0 =======

Earnings per share (note A):

Basic	$ 0.40 =======	$ 0. 65 ======	$ 0.68 =======	$ 1.22 ======

Diluted	$ 0.40 =======	$ 0.64 ======	$ 0.68 =======	$ 1.20 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	Sept. 28, 2001	March 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$ 112.3	$ 184.7
Receivables	2,853.2	2,620.8
Prepaid expenses and other current assets	561.2	398.5
Total current assets	3,526.7	3,204.0
Property and equipment, net	1,906.4	1,858.4
Outsourcing contract costs, net	754.0	633.8
Software, net	328.1	299.6
Excess of cost of businesses acquired over related net assets, net	1,667.8	1,653.6
Other assets	511.5	525.4
Total assets	$ 8,694.5 ========	$ 8,174.8 ========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 798.5	$ 1,354.6
Accounts payable	554.0	502.5
Accrued payroll and related costs	562.0	538.4
Other accrued expenses	712.9	833.7
Deferred revenue	197.5	198.9
Income taxes payable	205.7	160.8
Total current liabilities	3,030.6	3,588.9

Long-term debt, net	1,844.9	1,029.4
Other long-term liabilities	423.8	341.3

STOCKHOLDERS' EQUITY (note C)
Common stock issued, par value $1.00 per share	170.5	169.1
Additional paid-in capital	1,010.7	965.2
Earnings retained for use in business	2,410.1	2,294.2
Accumulated other comprehensive loss (note E)	(178.6)	(195.8)
Less common stock in treasury	(17.5)	(17.5)
Total stockholders' equity	3,395.2	3,215.2
Total liabilities and stockholders' equity	$ 8,694.5 ========	$ 8,174.8 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Sept. 28, 2001	Sept. 29, 2000

Cash flows from operating activities:
Net income	$ 115.9	$ 205.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization and other non-cash charges	424.9	304.2
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(373.3)	(427.0)
Increase (decrease) in liabilities	19.2	(27.0)

Net cash provided by operating activities	186.7	55.2

Investing activities:
Purchases of property and equipment	(358.0)	(320.4)
Acquisitions, net of cash acquired	(41.5)	(122.0)
Outsourcing contracts	(78.9)	(192.6)
Software	(72.2)	(66.8)
Other investing cash flows	(16.0)	(11.2)

Net cash used in investing activities	(566.6)	(713.0)

Financing activities:
Repayment under commercial paper, net	(694.0)	(40.9)
(Repayment) borrowings under lines of credit, net	(38.7)	70.2
Proceeds from debt issuance	1,000.0	500.0
Principal payments on long-term debt	(10.0)	(5.8)
Proceeds from stock option and other common stock transactions	48.1	25.2
Other financing cash flows	1.7	(14.6)

Net cash provided by financing activities	307.1	534.1

Effect of exchange rate changes on cash and cash equivalents	.4	(1.6)

Net decrease in cash and cash equivalents	(72.4)	(125.3)

Cash and cash equivalents at beginning of year	184.7	260.4

Cash and cash equivalents at end of period	$ 112.3 =======	$ 135.1 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

Second Quarter Ended
	Sept. 28, 2001	Sept. 29, 2000
Net income	$ 68.2 =======	$ 109.0 ======
Common share information: Average common shares outstanding for basic EPS Dilutive effect of stock options	169.730 .820	168.178 2.675
Shares for diluted EPS	170.550 ======	170.853 ======
Basic EPS	$ .40	$ .65
Diluted EPS	.40	.64

Six Months Ended
	Sept. 28, 2001	Sept. 29, 2000
Net income	$ 115.9 ======	$ 205.0 ======
Common share information: Average common shares outstanding for basic EPS Dilutive effect of stock options	169.391 .954	167.984 3.013
Shares for diluted EPS	170.345 ======	170.997 ======
Basic EPS	$ .68	$ 1.22
Diluted EPS	.68	1.20

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the quarter. The number of such options was 7,526,810 and 2,203,697 at September 28, 2001 and September 29, 2000, respectively.

(B)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	Sept. 28, 2001	March 30, 2001
Property and equipment	$1,848.7	$1,649.0
Outsourcing contract costs	323.9	259.6
Software	288.0	227.6
Excess of cost of business acquired over related net assets	247.8	206.9

(C)

No dividends were paid during the periods presented. At September 28, 2001 and March 30, 2001, there were 170,544,433 and 169,127,404 shares, respectively, of $1.00 par value common stock issued, and 413,457 shares of treasury stock.

(D)

Cash payments for interest on indebtedness were $59.8 million and $34.2 million for the six months ended September 28, 2001 and September 29, 2000, respectively. Cash payments for taxes on income were $12.3 million and $27.5 million for the six months ended September 28, 2001 and September 29, 2000, respectively.

(E)	The components of comprehensive income, net of tax, are as follows (in millions):

	Second Quarter Ended
	Sept. 28, 2001	Sept 29, 2000
Net income	$ 68.2	$ 109.0
Foreign currency translation adjustment	25.7	(57.1)
Unrealized gain on available for sale securities	1.0	.4
Comprehensive income	$ 94.9 =====	$ 52.3 =====

	Six Months Ended
	Sept. 28, 2001	Sept 29, 2000
Net income	$ 115.9	$ 205.0
Foreign currency translation adjustment	16.7	(87.6)
Unrealized gain (loss) on available for sale securities	.5	(3.6)
Comprehensive income	$ 133.1 ======	$ 113.8 ======

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment, the minimum pension liability adjustment, and the net unrealized loss on available for sale securities.

(F)

CSC's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Second Quarter Ended September 28, 2001
Revenues	$2,117.3	$647.9	$ .1	$2,765.3
Earnings (loss) before interest and taxes	107.2	39.4	(8.6)	138.0

Second Quarter Ended September 29, 2000
Revenues	1,880.6	618.0	.3	2,498.9
Earnings (loss) before interest and taxes	141.4	43.9	(3.5)	181.8

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Six Months Ended September 28, 2001
Revenues	$4,164.7	$1,314.2		$5,478.9
Earnings (loss) before interest and taxes	174.5	81.5	$(15.0)	241.0

Six Months Ended September 29, 2000
Revenues	3,704.8	1,257.1	.3	4,962.2
Earnings (loss) before interest and taxes	257.7	92.2	(9.6)	340.3

(G)

As previously disclosed in the Company's fiscal 2001 Annual Report on Form 10-K, in response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special charge of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge were employee severance costs of $68.9 million, write-offs in connection with consolidation of facilities of $25.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $20.9 million related to phased-out operations and other assets.

During the second quarter ended September 28, 2001, the Company reviewed its estimates related to the special charge and made certain adjustments were made. The consolidation of facilities provision was increased by $4 million. The phased-out operations and other assets provisions were decreased by a total of $3 million. Employee severance costs were decreased by a net $1 million. The net impact resulted in no additional special charge. The decrease in employee severance costs was due to the renegotiations of certain employee severance agreements and was partially offset by an increase in employee severance costs in the same region due to the involuntary termination of an additional 153 international employees.

The total involuntary termination benefits accrued and expensed of $68.9 million related to 1,873 employees, of which 831 were U.S. employees and 1,042 were international employees; as of September 28, 2001, approximately $47 million had been paid and 1,607 of the 1,873 employees had been involuntarily terminated. The Company expects remaining employee severance payments will be made during fiscal 2002.

(H)

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of the first quarter of fiscal year 2002. The adoption of the standard did not have a material impact on the Company's consolidated financial position or results of operations.

(I)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method and requires that only the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will adopt SFAS No. 142 at the beginning of its fiscal 2003 (March 30, 2002). The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

(J)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement at the beginning of fiscal 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

(K)

As previously disclosed, the Company acquired all of the outstanding equity securities of Mynd Corporation during December 2000. As a result, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. The purchase price allocation may be subject to future adjustments, primarily related to Mynd litigation and contractual issues assumed by the Company, through December 2001. As of September 28, 2001, there have been no significant changes to the purchase price allocation. In connection with the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and other costs to integrate Mynd into the Company. The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $69.4 million and other costs of $29.2 million. The involuntary termination benefits accrued of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of September 28, 2001, approximately $43 million had been paid and 511 of the 518 employees had been involuntarily terminated.

(L)

On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options which have an exercise price of $70 or more. If the exchange offer expires on November 28, 2001, as currently scheduled, then options tendered and accepted for exchange will be cancelled on November 29, 2001 and new options will be issued in exchange therefor, on a one-for-one basis, on May 30, 2002. The new options will have an exercise price equal to the market price of the underlying shares on the new option grant date, and will have the same vesting schedule and vesting start date as the options cancelled in exchange therefor. The Company does not expect to record any compensation expense in connection with the exchange of options. Approximately 17% of the Company's outstanding stock options have an exercise price of $70 or more and are eligible for exchange.

(M)

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2002 versus
Second Quarter and First Six Months of Fiscal 2001

Revenues

During the second quarter ended September 28, 2001, the Company's total revenues increased 10.7%, or $266.4 million, over the same period last year.

Global commercial sector revenue grew 12.6%, or $236.7 million over the same quarter of last year. Global commercial revenue growth was negatively impacted by more than 2 percentage points as a result of currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue grew 5.3%, or $53.1 million to $1,057.6 million during the second quarter of fiscal 2002 over the same period last year. The growth was principally driven by recent information technology outsourcing ("IT") contracts including Nortel Networks, United Technologies Corporation and Oxford Health and by revenue generated from the December 2000 acquisition of Mynd Corporation. The revenue growth was partially offset by a decline in demand for consulting and systems integration services.

European revenue of $726.3 million for the second quarter was up 24.6% from the $583.1 million reported in the corresponding period last year. Outsourcing activities, principally in the United Kingdom and Scandinavia, generated the increase in revenue. Revenue growth was negatively impacted by nearly 4 percentage points due to the impact of European currency fluctuations.

Other international revenue for the second quarter grew 13.8% to $333.4 million. The increase was primarily the result of outsourcing activities related to Nortel Networks, Broken Hill Proprietary Limited, AMP Limited and the Northern Territory Government of Australia. Currency fluctuations in Australia and Asia negatively impacted other international revenue growth by nearly 9 percentage points.

U.S. Federal sector revenue increased 4.8% to $647.9 million during the second quarter. Revenue growth was fueled by increases from both Department of Defense and civil agency business. Revenue gains were generated by activities on the Army Logistics Modernization program, Ballistic Missile Defense program, additional tasking from NASA and add-on business from existing and new contract awards, partially offset by last year's completion of census 2000 activities.

For the first half of fiscal 2002, the Company's total revenue increased 10.4%, or 13% in constant currency and the Company announced new business awards of $7.1 billion, including $6.1 billion related to new U.S. federal contract awards and $1 billion related to Global Commercial activities. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

	Dollar Amount		Percentage of Revenue
	Second Quarter Fiscal		Second Quarter Fiscal		First Six Months Fiscal
	2002	2001	2002	2001	2002	2001
Costs of services	$2,227.8	$1,978.6	80.6%	79.2%	81.5%	79.6%
Selling, general and administrative	182.8	181.2	6.6	7.2	6.5	7.6
Depreciation and amortization	216.7	157.3	7.8	6.3	7.6	6.0
Interest expense, net	39.6	19.2	1.4	.8	1.3	.6

Total	$2,666.9 ======	$2,336.3 ======	96.4% =====	93.5% =====	96.9% =====	93.8% =====

Comparing both the second quarter and first six months of fiscal 2002 to fiscal 2001, total costs and expenses increased as a percentage of revenue. Higher costs of services, depreciation and amortization, and interest expense were partially offset by lower costs in selling, general and administrative expenses.

The increase in costs of services as a percentage of revenue was principally related to a decrease in demand for commercial consulting and systems integration services impacting utilization and revenue realization. The Company has also experienced some profitability pressure on certain outsourcing contracts. In addition, the North American consulting and financial services operations also experienced higher labor costs in the second quarter of fiscal 2002 due to employee severance costs of approximately $4 million related to 380 employees. The increase in depreciation and amortization expenses as a percentage of revenue was primarily related to additional amortization of assets associated with the Company's outsourcing operations and increased goodwill amortization related to the December 2000 acquisition of Mynd. The increase in interest expense is principally related to the increase in debt that was used to fund the acquisition of Mynd and to purchase assets related to outsourcing activities. Lower selling, general and administrative expenses as a percentage of revenue were a result of the Company's continued cost reduction initiatives and consolidation of certain back office services.

Income Before Taxes

Due to the Company's reduced operating performance, income before taxes decreased to $98.4 million compared with $162.6 million reported for last year's second quarter. The resulting pre-tax margin was 3.6% compared with 6.5% for last year's second quarter and was 3.1% versus 6.2% for the six months of fiscal 2002 and fiscal 2001, respectively.

Net Income

Net income was $68.2 million for the second quarter of fiscal 2002, down from $109 million for the corresponding period last year. This year's second quarter diluted earnings per share was 40 cents versus 64 cents reported for last year's second quarter. On a year-to-date basis, diluted earnings per share were $.68 compared with $1.20 reported over the comparable six month period for last year.

Cash Flows

Cash provided by operating activities was $186.7 million for the six months ended September 28, 2001, compared with $55.2 million during the same six month period last year. The increase of $131.5 million primarily resulted from favorable changes in working capital and an increase in non-cash depreciation and amortization expenses partially offset by the decrease in earnings.

The Company's cash expenditures for investing activities totaled $566.6 million for the most recent six months versus $713.0 million during the same six month period of last year. The decrease principally relates to higher levels of purchases of outsourcing assets and acquisitions made in the first half of last year.

Cash provided by financing activities was $307.1 million for the most recent six months versus $534.1 million for the same period a year ago. The change is principally driven by improved working capital performance and lower capital expenditure requirements during the first six months of fiscal 2002 compared to the corresponding period in fiscal 2001.

Financial Condition

During the first six months of fiscal 2002, the Company's capital outlays included $478.4 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing awards. These investments were funded from additional borrowings and existing cash balances, which decreased from $184.7 million to $112.3 million. The Company's debt-to-total capitalization ratio increased from 42.6% at fiscal 2001 year end to 43.8% at September 28, 2001 principally due to the additional borrowings. During June 2001, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011 of which the net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper. During October 2001, the Company filed a shelf registration statement for up to $1.5 billion of securities.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this standard at the beginning of the first quarter of fiscal year 2002. The adoption of the standard did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method and requires that only the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will adopt SFAS No. 142 at the beginning of its fiscal 2003 (March 30, 2002). The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement at the beginning of fiscal 2003. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) the Company's ability to consummate strategic acquisitions and form alliances; (iii) the Company's ability to attract and retain key personnel; (iv) changes in the demand for outsourcing, systems integration and management consulting/professional services; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (vii) changes in the financial condition of the Company's commercial customers; (viii) the future profitability of the Company's customer contracts, and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 30, 2001, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended September 28, 2001, there has been no significant change in related market risk factors.

 Part II.    Other Information
 Item 4.   Submission of Matters to a Vote of Security-Holders.

a.	The Company held its Annual Meeting of Stockholders on August 13, 2001.
b.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Irving W. Bailey, II, Stephen L. Baum, Rodney F. Chase, Van B. Honeycutt, William R. Hoover, Leon J. Level, Thomas A. McDonnell, F. Warren McFarlan, James R. Mellor and William P. Rutledge.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld
Irving W. Bailey, II	141,170,025	4,880,595
Stephen L. Baum	141,212,814	4,837,806
Rodney F. Chase	140,632,715	5,417,905
Van B. Honeycutt	141,146,291	4,904,329
William R. Hoover	141,111,679	4,938,941
Leon J. Level	141,209,109	4,841,511
Thomas A. McDonnell	137,688,478	8,362,142
F. Warren McFarlan	141,248,910	4,801,710
James R. Mellor	140,975,346	5,075,274
William P. Rutledge	141,176,038	4,874,582

c.	The proposed vote to adopt the 2001 Stock Incentive Plan was approved as follows:

Votes
For	Against	Abstain
106,312,670	38,744,452	993,498

Part II.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

a.  Exhibits
2.1

Agreement and Plan of Merger dated as of June 20, 2000 by and among the Company, Policy Management Systems Corporation and Patriot Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 20, 2000)

3.1

Restated Articles of Incorporation filed with the Nevada Secretary of State on November 21, 1988 (incorporated by reference to Exhibit III(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989)

3.2

Certificate of Amendment of Restated Articles of Incorporation filed with the Nevada Secretary of State on August 11, 1992 (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 10, 1992)

3.3

Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 31, 1996 (incorporated by reference to Annex D to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 1996)

3.4

Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 15, 2000 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000)

3.5	Bylaws, amended and restated effective May 7, 2001 (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2001)
10.1

1978 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

10.2

1984 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

10.3	1987 Stock Incentive Plan* (incorporated by reference to Exhibit X(xxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.4

Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit X(xxv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.5	1990 Stock Incentive Plan* (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed on August 15, 1990)
10.6

1992 Stock Incentive Plan, amended and restated effective August 9, 1993* (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

10.7

Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996)

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.13	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.14	Supplemental Executive Retirement Plan, amended and restated effective August 13, 2001*
10.15	Deferred Compensation Plan, amended and restated effective August 13, 2001*
10.16

Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998* (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.17

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)
10.19	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.20	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.21	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
10.23

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.24	Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001
10.25	Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2001
28	Revenues by Market Sector
99.1

Annual Report on Form 11-K for the Matched Asset Plan of the Company for the fiscal year ended December 31, 2000 (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2001)

99.2

Annual Report on Form 11-K for the Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2001)

99.3

Annual Report on Form 11-K for the CUTW Hourly Savings Plan of CSC Outsourcing, Inc. for the fiscal year ended December 31, 2000 (incorporated by reference to Exhibit 99.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2001)

* Management contract or compensatory plan or agreement
b.	Reports on Form 8-K:
There were no reports on Form 8-K filed during the second quarter of fiscal 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Date: November 13, 2001	By: /s/ Donald G. DeBuck Donald G. DeBuck Vice President and Controller Chief Accounting Officer