Form 10-Q
period 2001-12-28
COMPUTER SCIENCES CORP
filed 2002-02-11
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

     170,880,165 shares of Common Stock, $1.00 par value, were outstanding on January 25, 2002.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income, Third Quarter and Nine Months Ended December 28, 2001 and December 29, 2000	3

	Consolidated Condensed Balance Sheets, December 28, 2001 and March 30, 2001	4

	Consolidated Condensed Statements of Cash Flows, Nine Months Ended December 28, 2001 and December 29, 2000	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Dec. 28, 2001	Dec. 29, 2000	Dec. 28, 2001	Dec. 29, 2000

Revenues	$2,900.9	$2,664.7	$8,379.8	$7,626.9

Costs of services	2,352.1	2,085.8	6,818.9	6,033.2

Selling, general and administrative	176.7	206.0	531.8	580.4

Depreciation and amortization	211.6	166.9	627.6	467.0

Interest expense	38.6	27.8	118.1	67.6

Interest income	(3.7)	(5.1)	(9.5)	(12.7)

Special items (note G)		84.2		84.2

Total costs and expenses	2,775.3	2,565.6	8,086.9	7,219.7

Income before taxes	125.6	99.1	292.9	407.2

Taxes on income	38.5	33.5	89.9	136.6

Net income	$ 87.1 =========	$ 65.6 =========	$ 203.0 =========	$ 270.6 =========

Earnings per share (note A):

Basic	$ 0.51 =========	$ 0.39 =========	$ 1.20 =========	$ 1.61 =========

Diluted	$ 0.51 =========	$ 0.38 =========	$ 1.19 =========	$ 1.58 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	Dec. 28, 2001	March 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$ 124.2	$ 184.7
Receivables	2,825.1	2,620.8
Prepaid expenses and other current assets	482.1	398.5
Total current assets	3,431.4	3,204.0

Property and equipment, net	1,818.8	1,858.4
Outsourcing contract costs, net	850.1	633.8
Software, net	330.3	299.6
Excess of cost of businesses acquired over related net assets, net	1,650.7	1,653.6
Other assets	520.9	525.4
Total assets	$8,602.2 =========	$8,174.8 =========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 451.2	$1,354.6
Accounts payable	467.6	502.5
Accrued payroll and related costs	565.2	538.4
Other accrued expenses	789.6	833.7
Deferred revenue	194.6	198.9
Income taxes payable	224.1	160.8
Total current liabilities	2,692.3	3,588.9

Long-term debt, net	2,015.0	1,029.4
Other long-term liabilities	418.3	341.3

STOCKHOLDERS' EQUITY (note C)
Common stock issued, par value $1.00 per share	171.2	169.1
Additional paid-in capital	1,033.0	965.2
Earnings retained for use in business	2,497.2	2,294.2
Accumulated other comprehensive loss (note E)	(206.3)	(195.8)
Less common stock in treasury	(18.5)	(17.5)
Total stockholders' equity	3,476.6	3,215.2
Total liabilities and stockholders' equity	$8,602.2 =========	$8,174.8 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 28, 2001	Dec. 29, 2000
Cash flows from operating activities:
Net income	$203.0	$270.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	643.8	469.8
Special items, net of tax		42.9
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(322.1)	(650.5)
Decrease in liabilities	18.5	217.6

Net cash provided by operating activities	543.2	350.4

Investing activities:
Purchases of property and equipment	(475.1)	(579.1)
Acquisitions, net of cash acquired	(41.6)	(688.1)
Outsourcing contracts	(158.0)	(260.8)
Software	(103.4)	(93.0)
Other investing cash flows	16.2	6.8

Net cash used in investing activities	(761.9)	(1,614.2)

Financing activities:
Borrowings (repayment) under commercial paper, net	(679.1)	788.2
Borrowings (repayment) under lines of credit, net	(74.6)	97.8
Proceeds from debt issuance	1,000.0	500.0
Principal payments on long-term debt	(160.4)	(8.5)
Repayment of Mynd Corporation debt		(243.0)
Proceeds from stock option and other common stock transactions	71.7	31.6
Other financing cash flows	2.0	9.8

Net cash provided by financing activities	159.6	1,175.9

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.2)

Net decrease in cash and cash equivalents	(60.5)	(89.1)

Cash and cash equivalents at beginning of year	184.7	260.4

Cash and cash equivalents at end of period	$124.2 ========	$171.3 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Third Quarter Ended
	Dec. 28, 2001	Dec. 29, 2000

Net income	$ 87.1 ========	$ 65.6 ========

Common share information:
Average common shares outstanding for basic EPS	170.475	168.431
Dilutive effect of stock options	1.278	2.370
Shares for diluted EPS	171.753 ========	170.801 ========

Basic EPS	$ 0.51	$ 0.39
Diluted EPS	0.51	0.38

	Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000

Net income	$ 203.0 ========	$ 270.6 ========

Common share information:
Average common shares outstanding for basic EPS	169.754	168.133
Dilutive effect of stock options	1.062	2.798
Shares for diluted EPS	170.816 ========	170.931 ========

Basic EPS	$ 1.20	$ 1.61
Diluted EPS	1.19	1.58

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the periods presented. The number of such options was 6,850,842 and 2,413,481 at December 28, 2001 and December 29, 2000, respectively.

(B)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	Dec. 28, 2001	March 30, 2001

Property and equipment	$1,876.3	$1,649.0
Outsourcing contract costs	361.7	259.6
Software	309.7	227.6
Excess of cost of businesses acquired over related net assets	264.1	206.9

(C)

No dividends were paid during the periods presented. At December 28, 2001 and March 30, 2001, there were 171,212,697 and 169,127,404 shares, respectively, of $1.00 par value common stock issued, and 433,754 and 413,457 shares of treasury stock, respectively.

(D)

Cash payments for interest on indebtedness were $106.3 million and $46.3 million for the nine months ended December 28, 2001 and December 29, 2000, respectively. Cash payments for taxes on income were $21.6 million and $31.5 million for the nine months ended December 28, 2001 and December 29, 2000, respectively.

(E)	The components of comprehensive income, net of tax, are as follows (in millions):

	Third Quarter Ended
	Dec. 28, 2001	Dec. 29, 2000

Net income	$ 87.1	$ 65.6
Foreign currency translation adjustment	(27.8)	29.7
Unrealized gain (loss) on available for sale securities	.1	(3.2)
Comprehensive income	$ 59.4 =======	$ 92.1 =======

	Nine Months Ended
	Dec. 28, 2001	Dec. 29, 2000

Net income	$203.0	$270.6
Foreign currency translation adjustment	(11.0)	(57.9)
Unrealized gain (loss) on available for sale securities	.5	(6.8)
Comprehensive income	$192.5 =======	$205.9 =======

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized loss on available for sale securities.

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

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Third Quarter Ended December 28, 2001
Revenues	$2,171.7	$728.9	$ .3	$2,900.9
Earnings (loss) before interest and taxes	115.4	52.0	(6.9)	160.5

Third Quarter Ended December 29, 2000
Revenues	2,027.9	636.5	.3	2,664.7
Earnings (loss) before special items, interest and taxes	171.8	39.0	(4.8)	206.0
Special items	77.4		6.8	84.2
Earnings (loss) before interest and taxes	94.4	39.0	(11.6)	121.8

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Nine Months Ended December 28, 2001
Revenues	$6,336.4	$2,043.1	$ .3	$8,379.8
Earnings (loss) before interest and taxes	289.9	133.5	(21.9)	401.5

Nine Months Ended December 29, 2000
Revenues	5,732.7	1,893.6	.6	7,626.9
Earnings (loss) before special items, interest and taxes	429.5	131.1	(14.3)	546.3
Special items	77.4		6.8	84.2
Earnings (loss) before interest and taxes	352.1	131.1	(21.1)	462.1

(G)

A special charge of $84.2 million ($57.3 million after tax) was recorded during the third quarter ended December 29, 2000. In connection with the Mynd acquisition, the Company reviewed its global financial services operations, product strategies and the carrying value of its applicable assets. The global financial services charge included $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles; and $16.6 million related to employee severance costs of 628 financial services employees. All of the severance payments have been made and all of the 628 employees have been involuntarily terminated. The special charge also included $9.4 million related to a legal settlement and the write-off of assets from operations previously sold or phased-out.

(H)

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

During the second quarter ended September 28, 2001, the Company reviewed its estimates related to the special charge and made certain adjustments. The consolidation of facilities provision was increased by $4 million. The phased-out operations and other assets provisions were decreased by a total of $3 million. Employee severance costs were decreased by a net $1 million. The net impact resulted in no additional special charge. The decrease in employee severance costs was due to the renegotiations of certain employee severance agreements and was partially offset by an increase in employee severance costs in the same region due to the involuntary termination of an additional 153 international employees.

The total involuntary termination benefits accrued and expensed of $68.9 million related to 1,873 employees, of which 831 were U.S. employees and 1,042 were international employees; as of December 28, 2001, approximately $55 million had been paid and 1,725 of the 1,873 employees had been involuntarily terminated. The Company expects substantially all of the remaining employee severance payments will be made during fiscal 2002.

(I)

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

(J)

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

(L)

As previously disclosed, the Company acquired all of the outstanding equity securities of Mynd Corporation ("Mynd") during December 2000 for a purchase price of $572.7 million and the assumption of $243 million of outstanding Mynd debt. The acquisition was accounted for under the purchase method and accordingly, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. Initial goodwill was $704.5 million and other identified intangible assets including software and employee workforce acquired from Mynd were valued at $83.4 million. During the third quarter ended December 28, 2001, the Company adjusted the purchase price allocation principally due to the resolution of certain contractual and other matters unresolved at the time of the acquisition. These non-cash adjustments resulted in the goodwill balance increasing by $20.4 million.

In connection with the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and other costs to integrate Mynd into the Company. The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $69.4 million and other costs of $29.2 million. The involuntary termination benefits accrued of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of December 28, 2001, approximately $45 million had been paid and all of the 518 employees had been involuntarily terminated. The remaining payments will be made over the next six years.

(M)

On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options with an exercise price of $70 or more. The exchange offer expired on November 28, 2001, and all of the stock options tendered into the offer were accepted for exchange and canceled on November 29, 2001. The canceled options covered 2,352,820 shares of the Company's common stock, which represented approximately 16% of the shares underlying the Company's total stock options outstanding immediately prior to such cancellation.

New options will be issued in exchange for the canceled options, on a share-for-share basis, on or about May 30, 2002. The new options will have an exercise price equal to the market price of the underlying shares on the new option grant date, and will have the same vesting schedule and vesting start date as the options canceled in exchange therefor. The Company does not expect to record any compensation expense in connection with the exchange of options.

(N)

The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2002 versus
Third Quarter and First Nine Months of Fiscal 2001

Revenues

During the third quarter ended December 28, 2001, the Company's total revenues increased 8.9%, or $236.2 million, over the same period last year.

Global commercial sector revenue grew 7.1%, or $143.8 million over the same quarter of last year. Global commercial revenue growth was driven by global commercial outsourcing engagements and financial services activities, which benefited from the December 2000 acquisition of Mynd Corporation. Global commercial revenue growth benefited by approximately one-half of a percentage point from currency fluctuations in Europe that was reduced by unfavorable currency fluctuations in Australia and Asia.

U.S. Commercial revenue grew 9.3%, or $93.6 million to $1,104.4 million during the third quarter of fiscal 2002 over the same period last year. The growth was principally driven by revenue generated from the December 2000 acquisition of Mynd Corporation and by information technology outsourcing ("IT") activities including those with Nortel Networks and General Dynamics Corporation. The revenue growth was partially offset by a substantial decline in demand for consulting and systems integration services.

European revenue of $764.3 million for the third quarter was up 8.7% from the $703.4 million reported in the corresponding period last year. Outsourcing activities in the United Kingdom, principally with Nortel Networks and AMP Limited, along with contributions from operations in Scandinavia, France and Italy generated the increase in revenue. European revenue growth was favorably impacted by 3 percentage points due to the effects of currency fluctuations.

Other international revenue for the third quarter was down 3.4% to $303 million. The decrease was primarily related to reduced demand for consulting and systems integration services partially offset by additional outsourcing activities. Currency fluctuations in Australia and Asia negatively impacted other international revenue growth by 4 percentage points.

U.S. Federal sector revenue increased 14.5% to $728.9 million during the third quarter. Revenue growth was fueled by solid increases from both Department of Defense and civil agency business. Revenue gains were generated by activities on the National Security Agency Groundbreaker award, including the achievement of the transition performance incentive, the Army Logistics Modernization program, the IRS modernization award and add-on business from existing and new contract awards.

For the nine months of fiscal 2002, the Company's total revenue increased 9.9%, or 11.3% in constant currency and the Company announced new business awards of $10.2 billion, including $7 billion related to new U.S. federal contract awards and $3.2 billion related to Global Commercial activities. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

	Dollar Amount		Percentage of Revenue
	Third Quarter		Third Quarter		First Nine Months
	Fiscal		Fiscal		Fiscal
	2002	2001	2002	2001	2002	2001

Costs of services	$2,352.1	$2,085.8	81.1%	78.3%	81.4%	79.1%
Selling, general and administrative	176.7	206.0	6.1	7.7	6.3	7.6
Depreciation and amortization	211.6	166.9	7.3	6.3	7.5	6.1
Interest expense, net	34.9	22.7	1.2	.8	1.3	.7
Total	$2,775.3 =======	$2,481.4 =======	95.7% ======	93.1% ======	96.5% ======	93.5% =======

Comparing both the third quarter and first nine months of fiscal 2002 to fiscal 2001, total costs and expenses increased as a percentage of revenue. Higher costs of services, depreciation and amortization, and interest expense were partially offset by lower costs in selling, general and administrative expenses.

The increase in costs of services as a percentage of revenue was principally related to a decrease in demand for commercial consulting and systems integration services impacting utilization and revenue realization. The Company has also experienced some profitability pressure on certain outsourcing contracts. The increase in depreciation and amortization expenses as a percentage of revenue was primarily related to additional amortization of assets associated with the Company's outsourcing operations and increased goodwill amortization related to the December 2000 acquisition of Mynd. The increase in interest expense is principally related to the increase in debt incurred to fund the acquisition of Mynd and to purchase assets related to outsourcing activities. Lower selling, general and administrative expenses as a percentage of revenue were a result of the Company's continued cost reduction initiatives and consolidation of certain back office services. Among the efforts to lower selling, general and administrative expenses, during the third quarter, the Company combined certain functions in its U.S. Healthcare Group with similar or identical functions in other groups and integrated the Pinnacle Alliance unit into the Financial Services vertical operations.

Special items

There were no special items during the nine months ended December 28, 2001.

The results for the third quarter ended December 29, 2000 included special items of $84.2 million ($57.3 million after tax). In connection with the Mynd acquisition, the Company reviewed its global financial services operations, product strategies and the carrying value of its applicable assets. The global financial services charge included $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles; and $16.6 million related to employee severance costs. The special charge also included $9.4 million related to a legal settlement and the write-off of assets from operations previously sold or phased-out.

Income Before Taxes

Income before special items and taxes decreased to $125.6 million compared with $183.3 million reported for last year's third quarter. The resulting pre-tax margin before special items was 4.3% compared with 6.9% for last year's third quarter and was 3.5% versus 6.4% for the first nine months of fiscal 2002 and fiscal 2001, respectively.

Net Income

Earnings before special items were $87.1 million for the third quarter of fiscal 2002, down from $122.9 million for the corresponding period last year. This year's third quarter diluted earnings per share before special items was 51 cents versus 72 cents reported for last year's third quarter. On a year-to-date basis, diluted earnings per share before special items were $1.19 compared with $1.92 reported over the comparable period for the prior year.

Cash Flows

Cash provided by operating activities was $543.2 million for the nine months ended December 28, 2001, compared with $350.4 million during the same period last year. The increase of $192.8 million primarily resulted from favorable changes in working capital and an increase in non-cash depreciation and amortization and other non-cash charges partially offset by a decrease in earnings.

The Company's cash expenditures for investing activities totaled $761.9 million for the most recent nine months versus $1,614.2 million during the same period last year. The decrease principally relates to the December 2000 Mynd acquisition and other fiscal 2001 acquisition activity, primarily in Europe and Australia, and a reduction in the purchases of property and equipment, and reduced expenditures for outsourcing assets. During the nine months ended December 28, 2001, the Company completed its assessment of initial assets acquired from a major outsourcing client and as a result certain amounts were reclassified from property and equipment to outsourcing contract costs.

Cash provided by financing activities was $159.6 million for the most recent nine months versus $1,175.9 million for the same period a year ago. The change is principally driven by the borrowing activity last year in connection with the Mynd acquisition and improved working capital performance and lower capital expenditure requirements during the first nine months of fiscal 2002 compared to the corresponding period in fiscal 2001.

Financial Condition

During the first nine months of fiscal 2002, the Company's capital outlays included $674.7 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing awards. These investments were funded from additional borrowings and existing cash balances, which decreased from $184.7 million to $124.2 million. The Company's debt-to-total capitalization ratio decreased from 42.6% at fiscal 2001 year end to 41.5% at December 28, 2001. During June 2001, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011 of which the net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper. The Company has filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 12 of the Company's Annual Report on Form 10-K for fiscal 2001. The exercise price of this put option is equal to the appraised value of the business.

The Company has a contract with Enron Energy Services Inc. ("EES"), a subsidiary of Enron Corporation to provide project consulting and business process outsourcing services such as billing, collection, meter reading and customer services. On December 2, 2001, EES filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. The Company continues to provide certain services under this contract and is currently being paid for these services. During the third quarter ended December 28, 2001, the Company provided an allowance for doubtful accounts of $2 million related to pre-Chapter 11 reorganization project-work. In connection with the contract, the Company has purchased property, equipment and software and has incurred outsourcing contract costs.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

The Company's sources of liquidity include the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under two syndicated backstop credit facilities.

At December 28, 2001 the Company's syndicated credit facilities were comprised of a $321 million facility which expires on August 15, 2005 and a $316.5 million facility which expires on August 15, 2002. These agreements are filed as Exhibits 10.24 and 10.25 to the Company's Form 10-Q for the quarter ended September 28, 2001. As of December 28, 2001, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements.

At December 28, 2001, the Company had $451.2 million of short-term debt and current maturities of long-term debt and $2.0 billion of long-term debt, including $311 million of commercial paper borrowings. As further described in Note 6 of the Company's Annual Report on Form 10-K for fiscal 2001, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) changes in the demand for outsourcing, systems integration and management consulting/professional services; (iii) changes in the financial condition of the Company's commercial customers; (iv) the future profitability of the Company's customer contracts; (v) changes in U.S. federal government spending levels for information technology services; (vi) the Company's ability to consummate strategic acquisitions and form alliances; (vii) the Company's ability to attract and retain key personnel; (viii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; and (ix) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 30, 2001, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 28, 2001, there has been no significant change in related market risk factors.

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
10.14

Supplemental Executive Retirement Plan, amended and restated effective August 13, 2001* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.15

Deferred Compensation Plan, amended and restated effective August 13, 2001* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.16

Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998* (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.17

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

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
10.23

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.24

Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.25

Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

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

*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:
There were no reports on Form 8-K filed during the third quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 13, 2002	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer