Form 10-K
period 2002-03-29
COMPUTER SCIENCES CORP
filed 2002-06-14
CIK 23082

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)
Nevada (State of incorporation or organization)	95-2043126 (I.R.S. Employer Identification No.)

2100 East Grand Avenue El Segundo, California (Address of principal executive offices)	90245 (zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        As of May 24, 2002 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,041,000,000. A total of 171,484,690 shares of common stock was outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 29, 2002, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

INTRODUCTION AND HISTORY

General

        Computer Sciences Corporation ("CSC" or the "Company") is one of the world leaders in the information technology ("I/T") services industry. Since it was founded in 1959, the Company has helped clients use I/T more efficiently in order to improve their operations and profitability and to achieve business results.

        CSC offers a broad array of professional services to clients in the global commercial and government markets and specializes in the application of advanced and complex I/T to achieve its customers' strategic objectives. Its service offerings include I/T and business process outsourcing, systems integration and consulting/professional services.

        Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, which is the management of a client's non-core business functions, such as claims processing, credit checking, logistics or customer call centers.

        Systems integration encompasses designing, developing, implementing and integrating complete information systems. Consulting/professional services include advising clients on the strategic acquisition and utilization of I/T and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering. During fiscal 2002, approximately 45% of the Company's activities in systems integration/consulting/professional services were delivered by its U.S. federal sector.

        The Company also licenses sophisticated software systems for the healthcare and financial services markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering business results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today's business challenges.

        In addition, CSC does not have exclusive agreements with hardware or software providers and believes that this "vendor neutrality" enables it to better identify and manage solutions specifically tailored to each client's needs.

Major Markets

        CSC provides its services to clients in global commercial industries and to the U.S. federal government.

        CSC has provided I/T services to the U.S. federal government since 1961. In fiscal 1986, when U.S. federal contracts represented 70% of the Company's revenues, CSC decided to devote substantial resources to further develop global commercial business in order to accelerate its growth and take advantage of the competencies gained as a leader in the federal sector. As a result of this strategy, CSC has increased its penetration of the global commercial market and has diversified its business.

        In the global commercial market sector, the Company's service offerings are marketed to clients in a wide array of industries including aerospace/defense; automotive; chemical and energy; consumer goods; financial services; healthcare; manufacturing; media; public sector; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities.

        Geographically, CSC has major operations throughout North America, Europe and Asia-Pacific.

        During the last three fiscal years, the Company's revenue mix by major markets was as follows:

	2002	2001	2000
U.S. Commercial	38%	39%	39%
Europe	26	25	27
Other International	11	11	10

Global Commercial	75	75	76
U.S. Federal Government	25	25	24

Total Revenues	100%	100%	100%

Fiscal Year 2002 Performance Overview

        During fiscal 2002, CSC announced awards valued at approximately $11.4 billion, including $7.8 billion with the U.S. federal government. These multi-year awards represent the estimated value at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company's U.S. federal activities.

Global Commercial Market: Highlights

        Within the global commercial market, there were several significant awards to CSC.

        CSC's largest commercial award during fiscal 2002 was the 5 year, $1.1 billion extension of the Company's existing I/T outsourcing agreement with United Technologies Corporation ("UTC"), bringing the total value of the master outsourcing agreement to $3.7 billion over 15 years. The master agreement calls for the Company to manage the I/T infrastructure for several UTC business units, including Pratt & Whitney, Otis Elevator, Carrier Corporation and Sikorsky Aircraft.

        Gulfstream Aerospace Corporation, a wholly owned subsidiary of long-time CSC client General Dynamics, entered into a $510 million, 10 year I/T outsourcing agreement with CSC. The Company is responsible for mainframe, midrange and desktop computer operations as well as development and maintenance of all applications software.

        Schroders Bank, a leading independent asset management company, and CSC signed a 7 year, $240 million I/T outsourcing contract which calls for CSC to manage infrastructure and application services, including desktop and midrange computing, help desk, voice services and certain applications development and support.

        CSC signed a 10 year, $300 million contract to provide a broad range of I/T consulting and outsourcing services to Educational Testing Service ("ETS"). Under the terms of the agreement, the Company will provide technology consulting and applications and infrastructure outsourcing services to all ETS sites.

        The Company continued to strengthen and expand its relationship with BAE SYSTEMS through a $102 million, 5 year outsourcing arrangement, adding scope and duration to an existing contract. CSC will now manage the I/T infrastructure for BAE SYSTEMS Information & Electronic Warfare Systems business unit in North America. CSC will manage the full range of I/T operations from midrange and desktop computers, to wide and local area networking, Internet services, help-desk and procurement support.

        Adding to the Company's relationship with Nortel Networks, CSC was awarded a 6 year, $70 million contract to provide and manage a full range of IT operations for Nortel Networks Germany, including midrange and desktop computers, wide and local area networking, internet services, applications development and support, help desk and procurement support.

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

        There were several significant awards to CSC during fiscal 2002 from within the U.S. federal government.

        The Eagle Alliance, a CSC-led joint venture, was awarded a contract by an agency of the U.S. intelligence community with a potential 10 year duration and potential value in excess of $5 billion. The Alliance, of which CSC is the managing partner, will provide secure and non-secure telephony and network services, distributed computing services, and enterprise and security management of the non-mission I/T infrastructure at several locations. This agreement represents CSC's largest federal award for the fiscal year.

        Continuing CSC's 26 year relationship, the U.S. Army Space and Missile Defense Command has selected CSC, along with several other companies, to provide systems engineering and technical services, including systems definition, development and installation, independent systems and technology analysis, and simulations and technology demonstrations. The total contract is valued at $680 million, of which the Company's portion is $250 million over 5 years.

        The Company was awarded a 4 1/2 year, $229 million extension of its U.S. Department of Education Office of Student Financial Assistance student loan data center task order. The agreement calls for CSC to migrate and consolidate several legacy systems into a seamless and accessible system for the office, students, and bank and university personnel, and to consolidate its storage facilities into a single CSC data center.

        The U.S. Navy has selected CSC as 1 of 21 companies to provide professional support services for the Naval Sea Systems Command and affiliated activities. CSC's portion of the $14.5 billion indefinite delivery/indefinite quantity task order is estimated at $500 million over 15 years. The Company will provide engineering, logistics, program management and financial management service.

        CSC was awarded a $223 million, 10 year task order to provide computing, network services and other technology support to the National Library of Medicine Office of Computer and Communications Systems through the National Institutes of Health.

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

        The Company's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, or a combination of these factors. In the opinion of the Company's management, CSC is positioned to compete effectively in the global commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management's opinion that CSC's competitive position is enhanced by the full spectrum of I/T services that it provides, from consulting to software and systems design, implementation and integration, to I/T and business process outsourcing.

EMPLOYEES

        The Company has offices worldwide, and as of March 29, 2002 employed approximately 67,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

Item 2. Properties

Owned properties as of March 29, 2002	Approximate Square Footage	General Usage
Blythewood, South Carolina	861,000	Computer and General Office Facility
Copenhagen, Denmark	423,000	Computer and General Office Facility
Austin, Texas	404,000	General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office Facility
San Diego, California	162,000	Computer and General Office Facility
Norwich, Connecticut	144,000	Computer and General Office Facility
Meriden, Connecticut	118,000	Computer and General Office Facility
Moorestown, New Jersey	99,000	General Office
Aaurus, Denmark	85,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office Facility
Shatin, Hong Kong	72,000	General Office
Singapore	61,000	General Office
Jacksonville, Illinois	60,000	General Office
Sterling, Virginia	45,000	General Office
High Brooms, England	43,000	Computer and General Office Facility
Various other U.S. and foreign locations	227,000	Primarily General Offices
Leased properties as of March 29, 2002
Washington, D.C. area	1,844,000	Computer and General Office Facility
Australia and other Pacific Rim locations	1,033,000	Computer and General Office Facility
Germany	901,000	General Office
Texas	812,000	Computer and General Office Facility
New Jersey	727,000	General Office
United Kingdom	682,000	General Office
Connecticut	522,000	General Office
Massachusetts	359,000	General Office
Denmark	314,000	General Office
California	308,000	General Office
Alabama	299,000	General Office
New York	272,000	General Office
France	251,000	General Office
Ohio	240,000	General Office
Illinois	223,000	General Office
Michigan	134,000	General Office
Various other U.S. and foreign locations	1,951,000	Computer and General Office Facilities

        Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2003 through 2019.

Item 3. Legal Proceedings

        The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as Officer	Position Held With the Registrant	Family Relationship
Van B. Honeycutt*	57	1987	Indefinite	Chairman and Chief Executive Officer	None
Edward P. Boykin	63	1995	Indefinite	President and Chief Operating Officer	None
Leon J. Level*	61	1989	Indefinite	Vice President and Chief Financial Officer	None
Harvey N. Bernstein	55	1988	Indefinite	Vice President	None
Paul Cofoni	53	2001	Indefinite	Vice President	None
Donald G. DeBuck	44	2001	Indefinite	Vice President and Controller	None
Hayward D. Fisk	59	1989	Indefinite	Vice President, General Counsel and Secretary	None
Michael Laphen	51	2001	Indefinite	Vice President	None
Paul T. Tucker	54	1997	Indefinite	Vice President	None

*
Director of the Company

Business Experience of Officers

        Van B. Honeycutt joined the Company in 1975. He was elected Chief Executive Officer in April 1995, and Chairman of the Board of Directors in March 1997. He has been a director of the Company since 1993. Previous positions within the Company include President and Chief Operating Officer (1993-1995), President of the Industry Services Group (1988-1993), and President of CSC Credit Services, Inc. (1983-1988).

        Edward P. Boykin joined the Company in 1966 and was elected President and Chief Operating Officer in July 2001. Previous positions within the Company include President of the Financial Services Group (1999-2001), CSC Vice President with responsibility for leveraging the capabilities that exist within the J.P. Morgan and DuPont accounts (1998-1999), President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan (1996-1998), and President of the Technology Management Group (1993-1996).

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

        Paul M. Cofoni joined the Company in 1991 and was elected Vice President in August 2001. He has been President of the Federal Sector since June 2001. Previous positions within the Company include President of the Technology Management Group (1998-2001) and Vice President of the Technology Management Group's Eastern Region (1991-1998). Prior to joining the Company, he had a 17- year career with General Dynamics Corporation, where he held various executive-level positions.

        Donald G. DeBuck joined the Company in 1979 and was elected Vice President and Controller in August 2001. Previous positions within the Company include Assistant Controller (1998-2001) and Vice President of Finance and Administration, Communications Industry Services (1996-1998).

        Hayward D. Fisk joined the Company in 1989 as Vice President, General Counsel and Secretary. Prior to joining the Company, he was associated for 21 years with Sprint Corporation (formerly United Telecommunications, Inc.), in various legal and executive officer positions, most recently as Vice President and Associate General Counsel.

        Michael Laphen joined the Company in 1977 and was elected Vice President in August 2001. He has been President of the European Group since August 2000. Previous positions within the Company include President of the Federal Sector—Civil Group (1998-2000), and President of Systems Group—Integrated Systems Division (1992-1998).

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol "CSC."

        As of June 7, 2002 the number of registered shareholders of Computer Sciences Corporation's common stock was 10,182. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 7, 2002.

	2002				2001		2000
Calendar Quarter
	High		Low		High	Low	High	Low
1st	53.47		40.52		66.71	29.50	94.94	72.00
2nd	50.10	*	38.40	*	46.00	28.99	99.88	69.50
3rd					39.50	31.00	81.44	60.38
4th					50.50	30.96	77.38	58.25

*
Through June 7, 2002

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review
In millions except per-share amounts	March 29, 2002	March 30, 2001	March 31, 2000	April 2, 1999	April 3, 1998
Total assets	$8,610.5	$8,174.8	$5,874.1	$5,260.4	$4,274.1
Debt:
Long-term	1,873.1	1,029.4	652.4	399.7	739.0
Short-term	309.6	1,195.7	238.1	436.4	12.1
Current maturities	21.4	158.9	11.1	167.5	22.8

Total	2,204.1	2,384.0	901.6	1,003.6	773.9
Stockholders' equity	3,623.6	3,215.2	3,044.0	2,588.5	2,171.0
Working capital	596.2	(384.9)	782.4	661.5	845.8
Property and equipment:
At cost	3,884.4	3,507.4	2,744.2	2,368.8	1,992.2
Accumulated depreciation and amortization	1,976.4	1,649.0	1,469.3	1,256.6	1,012.6

Property and equipment, net	1,908.0	1,858.4	1,274.9	1,112.2	979.6
Current assets to current liabilities	1.2:1	0.9:1	1.4:1	1.3:1	1.7:1
Debt to total capitalization	37.8%	42.6%	22.9%	27.9%	26.3%
Book value per share	$21.17	$19.06	$18.17	$15.67	$13.33
Stock price range (high)	53.47	99.88	94.94	74.88	56.75
(low)	28.99	29.50	52.38	46.25	28.94

	Fiscal Year
In millions except per-share amounts
	2002	2001	2000	1999	1998
Revenues	$11,426.0	$10,524.0	$9,370.7	$8,111.4	$7,027.9

Costs of services	9,222.8	8,425.1	7,352.5	6,349.5	5,500.5
Selling, general and administrative	706.3	796.6	779.4	735.7	640.6
Depreciation and amortization	857.6	649.3	545.7	456.9	397.8
Interest, net	142.5	89.8	40.5	34.4	41.4
Special items		232.9	41.1		233.2

Total costs and expenses	10,929.2	10,193.7	8,759.2	7,576.5	6,813.5

Income before taxes	496.8	330.3	611.5	534.9	214.4
Taxes on income	152.7	97.1	208.6	179.4	(60.2)

Net income	$344.1	$233.2	$402.9	$355.5	$274.6

Basic earnings per common share	$2.02	$1.39	$2.42	$2.17	$1.71

Diluted earnings per common share	$2.01	$1.37	$2.37	$2.12	$1.67

Average common shares outstanding	170.054	168.260	166.311	164.124	160.881
Average common shares outstanding assuming dilution	171.279	170.767	169.749	167.986	164.501

Notes:

        A discussion of "Income Before Taxes" and "Net Income and Earnings per Share" before and after special items is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). A discussion of "Special Items" for fiscal 2001 and 2000 is also included in MD&A. The fiscal 1998 special items consist of (a) a net special credit of $1.7 (1 cent per share after tax) of costs, expenses and benefits associated with developments at CSC Enterprises that generated a pre-tax charge of $208.4 ($133.3 after tax) and a tax benefit of $135; (b) pre-tax charge of $20.7 (8 cents per share after tax) related to CSC's response to a failed take-over attempt and (c) merger-related charges of $4.1 (2 cents per share after tax) associated with several acquisitions made by Nichols Research Corporation which was subsequently acquired by CSC and accounted for as a pooling of interests.

        The selected financial data has been restated for fiscal 1998 and 1999 to include the results of business combinations accounted for as poolings of interests.

        No dividends were paid by CSC during the five years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

        Revenues for the Global Commercial and U.S. Federal Sector segments (see note 11) for fiscal years 2002, 2001 and 2000 are as follows:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U. S. Commercial	$4,340.2	5%	$4,124.4	13%	$3,636.8
Europe	2,946.4	14	2,593.0	3	2,526.0
Other International	1,264.3	4	1,216.2	35	902.8

Global Commercial	8,550.9	8	7,933.6	12	7,065.6
U. S. Federal Sector	2,874.9	11	2,590.3	13	2,301.9
Corporate	.2		.1		3.2

Total	$11,426.0	9	$10,524.0	12	$9,370.7

        The Company's 9% overall revenue growth for fiscal 2002 over 2001 resulted principally from the successful expansion of its broad range of end-to-end I/T services across its geographic span and its global commercial and U.S. federal segments. The Company announced $11.4 billion in new business awards during fiscal 2002 compared with $10.9 billion and $11.3 billion announced for fiscal 2001 and fiscal 2000, respectively.

        Global commercial revenue grew 8%, or $617.3 million, during fiscal 2002. In constant currency, global commercial revenue grew approximately 10%. The Company announced $3.6 billion in new global commercial business awards during fiscal 2002 compared with the $8.2 billion announced during fiscal 2001 and $6.9 billion announced during fiscal 2000.

        For fiscal 2002, U.S. commercial revenue grew 5%, or $215.8 million. This growth was principally generated by outsourcing engagements including additional activities on the Nortel Networks, BAE Systems, General Dynamics and J.P. Morgan Chase & Co. contracts and further expansion in the Company's financial services vertical markets including the benefit associated with the fiscal 2001 acquisition of Mynd Corporation ("Mynd"). Revenue growth was impacted by a significant decrease in consulting and systems integration revenue. For fiscal 2001, U.S. commercial revenue grew 13%, or $487.6 million. This growth was principally generated by a significant increase in outsourcing revenue, fueled by major new contracts including AT&T and Nortel Networks, as well as increased revenue due to the Mynd acquisition. Increased revenues in these areas were offset by a decline in consulting and systems integration revenue due to the deterioration in demand for these services.

        The Company's European operations generated fiscal 2002 growth of 14%, or $353.4 million. In constant currency, European revenue growth was approximately 17%. The growth was mainly attributable to outsourcing services in the United Kingdom including additional activities associated with automotive services, AMP Limited, BAE Systems and Schroders Bank. For fiscal 2001 compared to 2000, the Company's European operations generated revenue growth of 3%, or $67 million. In constant currency, European revenue growth was approximately 14%. The growth was principally due to outsourcing engagements, particularly in the United Kingdom and Scandinavia. European revenue growth was also affected by a decline in consulting and systems integration revenue for fiscal 2002 and 2001.

        Other international operations provided revenue growth of 4%, or $48.1 million, during fiscal 2002. In constant currency, other international growth was approximately 10%. The growth was primarily attributable to expansion from outsourcing contracts including activities associated with Nortel Networks and a new outsourcing contract with the Northern Territory Government in Australia. Other international revenue growth was impacted by reduced demand for services in Asia due to weakness in the Asian economies. For fiscal 2001, other international revenue grew 35%, or $313.4 million. The growth was primarily attributable to the outsourcing agreement with The Broken Hill Proprietary Company Limited and acquisition of its I/T subsidiary and benefit associated with the fiscal 2000 acquisition of GE Capital Information Technology Solutions in Australia.

        The Company's U.S. federal sector revenues were derived from the following sources:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$1,770.6	10%	$1,610.7	10%	$1,464.7
Civil agencies	1,019.7	14	898.0	23	732.7
Other	84.6	4	81.6	(22)	104.5

Total U. S. Federal	$2,874.9	11	$2,590.3	13	$2,301.9

        Revenues from the U.S. federal sector increased 11% during fiscal 2002 versus 2001. The increase was principally related to new and increased work related to intelligence community activities, the Army Logistics Modernization contract ("LOGMOD"), the Internal Revenue Service ("IRS") Prime contract and several other task order activities on both Civil agency and Department of Defense ("DoD") contracts. Revenue for fiscal 2001 compared to 2000 increased 13%. The increase was principally related to activity with the IRS contract, the LOGMOD contract, other task order contracts and add-on business from existing awards on various Civil agency and DoD contracts.

        During fiscal 2002, CSC announced federal contract awards with a total value of $7.8 billion, compared with the $2.7 billion and $4.4 billion announced during fiscal 2001 and 2000, respectively.

Costs and Expenses

        The Company's costs and expenses before special items were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions
	2002	2001	2000	2002	2001	2000
Costs of services	$9,222.8	$8,425.1	$7,352.5	80.7%	80.0%	78.5%
Selling, general and administrative	706.3	796.6	779.4	6.2	7.6	8.3
Depreciation and amortization	857.6	649.3	545.7	7.5	6.2	5.8
Interest expense, net	142.5	89.8	40.5	1.3	.8	.4

Total	$10,929.2	$9,960.8	$8,718.1	95.7%	94.6%	93.0%

Costs of Services

        For fiscal 2002, the Company's costs of services as a percentage of revenue increased to 80.7% from 80.0%. The change was primarily related to a decrease in demand for commercial consulting and systems integration services, which decreased utilization and impacted revenue realization. The Company also experienced cost pressure on certain outsourcing contracts and an increase in the provision for losses on accounts receivable. The majority of the increase in the provision related to customer credit risks associated with certain companies for which the Company provided systems integration and consulting/professional services.

        For fiscal 2001, the Company's costs of services as a percentage of revenue increased to 80.0% from 78.5%. The change was driven principally by the deteriorating demand in the fourth quarter for global commercial consulting and systems integration services adversely impacting billing rates and utilization, particularly in North America and Europe. Higher labor costs experienced throughout the year within the U.S. and Australian consulting operations and severance costs for reductions in force also contributed to the increased cost of services. In addition, some cost pressure on two relatively new outsourcing contracts, adjustments on a few fixed-price projects and an increase in the provision for losses on accounts receivable due to increased credit risk associated with certain receivables primarily associated with certain companies for which the Company provided systems integration and consulting/professional services.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses as a percentage of revenue declined to 6.2% from 7.6% for fiscal 2002 versus 2001. The decrease was due to the Company's continued cost reduction initiatives, management's focus on discretionary costs and consolidation of certain back office services. During the year, the Company realigned certain functions in its U.S. healthcare operations with similar functions in other groups and integrated its Pinnacle Alliance unit into the financial services vertical operations.

        For fiscal 2001, SG&A expenses as a percentage of revenue decreased to 7.6% from 8.3%. The decrease was due to management's tight focus regarding discretionary costs due to the increased costs of services noted above.

Depreciation and Amortization

        Depreciation and amortization expense as a percentage of revenue increased to 7.5% from 6.2% for fiscal 2002 versus 2001. The increase was due primarily to the additional depreciation and amortization of assets associated with the Company's increased outsourcing activities, now accounting for over 50% of total revenue, and increased goodwill amortization related to the December 2000 acquisition of Mynd.

        For fiscal 2001, depreciation and amortization expense as a percentage of revenue increased to 6.2% from 5.8%. The increase was principally due to the capital-intensive nature of the Company's growing outsourcing business.

Interest Expense

        Interest expense, net of interest income, increased as a percentage of revenue to 1.3% for fiscal 2002 from .8% for 2001. The increase was principally due to higher debt levels for the first three quarters of fiscal 2002 due in part to the December 2000 acquisition of Mynd and to purchase assets related to outsourcing activities, partially offset by benefit from lower interest rates.

        For fiscal 2001, the Company's net interest expense as a percentage of revenue increased to .8% from .4%. The increase relates primarily to the increase in debt incurred to fund the Mynd acquisition, the capital investment to purchase assets due to the increased outsourcing activities, and increased working capital needs.

Special Items

        During fiscal 2002, the Company reviewed its estimates related to the fiscal 2001 special charge and made certain adjustments. These adjustments resulted in increasing the facilities consolidation provision by $4 million. This adjustment was offset by a decrease of $3 million related to the phased-out operations and other assets provisions and by a decrease of $1 million related to employee severance costs. The decrease in employee severance costs was due to 109 fewer U.S. employee involuntary terminations. As a result of renegotiations of certain international employee severance agreements, the Company involuntarily terminated an additional 285 international employees. The net impact was an additional 176 employees involuntarily terminated and a $1 million reduction related to employee severance costs. As a result of these actions, there was no net additional special charge recorded during fiscal 2002.

        Special items of $232.9 ($156.0 after tax) were recorded during fiscal 2001, as detailed below.

        In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge was employee severance costs of $67.9 million, write-offs in connection with consolidation of facilities of $25.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $20.9 million related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $67.9 million related to 1,896 employees of which 722 were U.S. employees and 1,174 were international employees; as of March 29, 2002, approximately $64 million had been paid and 1,876 of the 1,896 employees had been involuntarily terminated. The Company expects to pay substantially all of the remaining cash payments during fiscal 2003. Approximately $9 million of accrued costs related to the consolidation of facilities remains at March 29, 2002 and will be paid through the end of the facility lease terms.

        In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 million ($57.3 million after tax), or 34 cents per share (diluted) were recorded and included $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 million related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 million accrued for employee severance costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5 million. The employee severance costs related to 628 global commercial financial services employees. All of the severance payments have been made and all of the employees have been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 million ($7.4 million after tax) or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 million was the net special item after the severance adjustment described above.

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

Income Before Taxes

        The Company's income before taxes and margin for the most recent three fiscal years is as follows:

	Dollar Amount			Margin
Dollars in millions
	2002	2001	2000	2002	2001	2000
Before special items	$496.8	$563.2	$652.6	4.3%	5.4%	7.0%
Income before taxes	496.8	330.3	611.5	4.3	3.1	6.5

        Income before special items and taxes decreased during fiscal 2002 as a percentage of revenue. The 1.1 percentage point decrease to 4.3% is directly associated with the increase in costs of services, higher depreciation and amortization and higher net interest expense, partially offset by lower SG&A expenses as explained above.

        During fiscal 2001, income before special items and taxes decreased as a percentage of revenue. The 1.6 percentage point decrease to 5.4% related to higher costs of services, higher depreciation and amortization and higher interest expense as detailed above.

Taxes

        The provision for income taxes as a percentage of pre-tax earnings was 30.7%, 29.4% and 34.1% for the three years ended March 29, 2002. The tax provision for the special items was 33.0% and 27.3% for fiscal 2001 and 2000 respectively. Before special items, the tax rate was 30.9% and 33.7% for fiscal 2001 and 2000, respectively. The tax rate of 30.7% was essentially unchanged in fiscal 2002 compared with the fiscal 2001 before special items tax rate of 30.9%. The decrease in the fiscal 2001 tax rate from 33.7% to 30.9% was principally the result of favorable permanent tax benefits which relate to the amortization of intangible assets with a higher tax basis than book basis.

Net Income and Earnings per Share

        The Company's net income and diluted earnings per share for fiscal years 2002, 2001, and 2000 are as follows:

	Dollar Amount			Margin
Dollars in millions, except EPS
	2002	2001	2000	2002	2001	2000
Net income:
Before special items	$344.1	$389.2	$432.7	3.0%	3.7%	4.6%
As reported	344.1	233.2	402.9	3.0	2.2	4.3
Diluted earnings per share:
Before special items	2.01	2.28	2.55
As reported	2.01	1.37	2.37

        Before special items, the net earnings margin was 3% for fiscal 2002, 3.7% for fiscal 2001 and 4.6% for fiscal 2000. The decline for fiscal 2002 and 2001 was attributable to higher cost of services, depreciation and amortization and interest expense, partially offset by lower SG&A expenses as detailed above.

        During fiscal 2002, the Company's net income margin increased from 2.2% to 3%. The net income margin improvement is primarily related to the impact of the special items recorded during fiscal 2001, partially offset by increases in other expense categories described above.

        For fiscal 2001, the Company's net income margin decreased from 4.3% to 2.2%. The decrease is principally related to the special items incurred during fiscal 2001, which reduced net income by $156 million or 1.5% of revenue.

Cash Flows

Dollars in millions	Fisca1 2002	Fiscal 2001	Fiscal 2000
Net cash from operations	$1,305.4	$854.2	$946.3
Net cash used in investing	(1,205.7)	(2,243.4)	(1,176.6)
Net cash (used in) provided by financing	(133.9)	1,321.5	(111.4)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(8.0)	(3.7)

Net decrease in cash and cash equivalents	(35.6)	(75.7)	(345.4)
Cash and cash equivalents at beginning of year	184.7	260.4	617.9
Effect of pooling restatement			(12.1)

Cash and cash equivalents at end of year	$149.1	$184.7	$260.4

        Historically, the majority of the Company's cash and cash equivalents has been provided from operating activities. During fiscal 2002, net cash from operations increased primarily due to higher earnings, an increase in non-cash charges (depreciation and amortization) and favorable working capital performance. For fiscal 2001, net cash provided by financing activities exceeded net cash from operations principally as a result of additional borrowings associated with the Mynd acquisition during fiscal 2001 and the result of lower earnings and increased working capital requirements, partially offset by higher non-cash charges (depreciation and amortization and special items).

        The Company's investments principally relate to purchases of computer equipment and software that support the Company's expanding global commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company's investments also include several acquisitions accounted for under the purchase method of accounting during fiscal 2000 and 2001, most notably the fiscal 2001 acquisition of Mynd. During fiscal 2002, the Company completed its fair market value assessment of initial assets acquired from a major outsourcing client and as a result certain amounts were reclassified from property and equipment to outsourcing contract costs. The reclassification is not expected to have an impact on the Company's future cash flows.

        As described above, historically a majority of the Company's capital investments have been funded by cash from operations. During fiscal 2002, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011. The net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper.

Liquidity and Capital Resources

        The balance of cash and cash equivalents was $149.1 million at March 29, 2002, $184.7 million at March 30, 2001 and $260.4 million at March 31, 2000. During this period, the Company's earnings have added to equity. At the end of fiscal 2002, CSC's ratio of debt to total capitalization was 37.8%.

Dollars in millions	2002	2001	2000
Debt	$2,204.1	$2,384.0	$901.6
Equity	3,623.6	3,215.2	3,044.0

Total capitalization	$5,827.7	$5,599.2	$3,945.6

Debt to total capitalization	37.8%	42.6%	22.9%

        At March 29, 2002, the Company's syndicated credit facilities were comprised of a $316.5 million facility which expires in August 2002 and a $321 million facility which expires in August 2005. At March 29, 2002, approximately $497.8 million was available for borrowing under this program compared to

$185 million at the end of fiscal 2001. At March 29, 2002, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements. In addition, the Company had uncommitted lines of credit of $432.8 million available with certain foreign banks. During fiscal 2002, the company filed a shelf registration statement on Form S-3 for up to $1.5 billion of debt and/or equity securities.

        The following table summarizes long-term debt, operating leases and minimum purchase obligations:

Dollars in millions	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006 and thereafter	Total
Long term debt	$21.4	$21.0	$15.0	$1,837.1	$1,894.5
Operating leases, net of sublease income	268.0	186.8	130.3	358.4	943.5
Minimum purchase obligations	169.0	179.6	183.1	102.8	634.5

	$458.4	$387.4	$328.4	$2,298.3	$3,472.5

        The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall.

        In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units. Borrowings under these lines were $39.6 million at March 29, 2002.

        The following table summarizes the expiration of the Company's financial guarantees outstanding as of March 29, 2002:

Dollars in millions	Fiscal 2003	Fiscal 2004	Fiscal 2005	Total
Performance guarantees:
Surety bonds	$5.0			$5.0
Letters of credit	20.5	$0.2		20.7
Other surety bonds	11.7	0.4	$0.1	12.2
Standby letters of credit	16.1			16.1
Subsidiary debt guarantees	284.7	157.5	40.0	482.2

Total	$338.0	$158.1	$40.1	$536.2

        The Company has a contract with Enron Energy Services Inc. ("EES"), a subsidiary of Enron Corporation, to provide project consulting and business process outsourcing services such as billing, collection, meter reading and customer services. On December 2, 2001, EES filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. During fiscal 2002, the Company provided an allowance for doubtful accounts of $2 million related to EES pre-Chapter 11 reorganization project-work. In connection with the contract, the Company has purchased property, equipment and software and has incurred outsourcing contract costs. The Company continues to provide certain services under this contract and is being paid currently for these services.

        In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 12 to the Company's consolidated financial statements. The Company's sources of debt include the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under the two syndicated backstop credit facilities.

Dividends and Redemption

        It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

Euro Introduction

        On January 1, 1999 the euro currency was introduced in 11 of the 15 member countries in the European Union. The introduction of the euro was phased in over a period ended January 1, 2002, when notes and coins came into circulation. The replacement of other currencies with the euro did not have and is not expected to have a material impact on the Company's overall financial position or results of operations.

Critical Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are described in the Note 1 to the consolidated financial statements under "Summary of Significant Accounting Policies." The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management periodically evaluates these estimates and assumptions based on available information, experience and trends. Due to the inherent risks and uncertainties involved in using these estimates, actual results could differ from those estimates.

        The Company's critical accounting policies consist of revenue recognition on long-term, fixed-price contracts and outsourcing contracts, outsourcing contract costs, and contingencies.

Revenue recognition—Long-term, fixed-price contracts

        Revenue on long-term, fixed-price contracts is recognized on the basis of the estimated percentage-of-completion of services rendered based on the American Institute Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company has applied this method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company's business practices, methods and historical experience. This method requires estimates of costs and profits over the entire term of the contract, including estimates as to resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known and reviewed by management. Provisions for estimated losses, if any, on long-term, fixed-price contracts are recognized in the period in which the loss is determined.

Revenue recognition—Outsourcing contracts

        Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and the agreed-upon billing rates applied to the consumed service metrics. In some cases, the Company bills customers prior to performing the service, resulting in deferred revenue which is reported as a current liability in the consolidated financial statements.

Outsourcing Contract Costs

        Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and charged to expense over the life of the contract. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with policies generally applicable to property and equipment. Amounts paid to the client in excess of the fair market value of acquired property and equipment are capitalized as outsourcing contract costs and amortized over the life of the contract. Management regularly reviews outsourcing contract costs for impairment. Terminations of outsourcing contracts, including transfers either back to the client or to another I/T provider, prior to the end of their committed contract term are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the client, pursuant to certain contractual provisions, engage in negotiations on the recovery of unamortized contracts costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters. To date, any such terminations have resulted in no material impact on the Company's consolidated financial position, results of operations or cash flows.

Contingencies

        The Company is subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The Company's consolidated financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, the Company accrues a liability in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

Other Policies

        The Company has adopted or will adopt the following accounting pronouncements: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138; SFAS No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These standards are explained below under Recent Accounting Pronouncements.

Recent Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141

eliminates the pooling of interests method and requires that only the purchase method of accounting be used and revises the guidance related to certain identified intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and impairment tests at least annually thereafter.

        The Company will adopt SFAS No. 142 effective March 30, 2002. During the first half of fiscal 2003, the Company will complete step one of the transitional goodwill impairment test. The Company has not determined the impact, if any, the transitional goodwill impairment test will have on the Company's consolidated financial position or results of operations. Any transitional impairment losses will be recorded as the effect of a change in accounting principle. The Company has determined that the impact of no longer amortizing goodwill and certain intangible assets was $77.7 million ($74.4 million after tax) or 43 cents per share (diluted) for fiscal 2002, $55.5 million ($52.2 million after tax) or 31 cents per share (diluted) for fiscal 2001 and $39.5 million ($36.2 million after tax) or 21 cents per share (diluted) for fiscal 2000.

        During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS No. 144 effective March 30, 2002. The Company is currently evaluating this statement, but the adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        During June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for CSC's fiscal year 2002. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) changes in the global commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (iii) changes in U.S. federal government spending levels for information technology services; (iv) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (v) the credit worthiness of the Company's commercial customers; (vi) the Company's ability to recover its accounts receivable and its capital investment in outsourcing contracts; (vii) the future profitability of the Company's long-term contracts with customers; (viii) the Company's ability to consummate strategic acquisitions and form alliances; (ix) the Company's ability to attract and retain key personnel, and (x) fluctuations in currency exchange rates in countries in which the Company does business.

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

        During fiscal 2002, 37% of the Company's revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.7% or $421 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.7% or $421 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company's earnings before interest and taxes by $30 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

        At March 29, 2002, the Company had approximately $118 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $39.6 million of non-U.S. dollar borrowings.

Item 8. Financial Statements and Supplementary Data

        Index to Consolidated Financial Statements and Financial Statement Schedule

        Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

        We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and Subsidiaries (the Company) as of March 29, 2002 and March 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and Subsidiaries as of March 29, 2002 and March 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
May 24, 2002

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 29, 2002	March 30, 2001
Current assets:
Cash and cash equivalents	$149.1	$184.7
Receivables, net of allowance for doubtful accounts of $74.6 (2002) and $86.6 (2001) (note 5)	2,753.9	2,620.8
Prepaid expenses and other current assets	401.2	398.5

Total current assets	3,304.2	3,204.0

Investments and other assets:
Software, net of accumulated amortization of $336.4 (2002) and $227.6 (2001)	375.6	299.6
Outsourcing contract costs, net of accumulated amortization of $388.1 (2002) and $259.6 (2001)	992.2	633.8
Excess of cost of businesses acquired over related net assets, net of accumulated amortization of $285.6 (2002) and $206.9 (2001)	1,641.0	1,653.6
Other assets (note 4)	389.5	525.4

Total investments and other assets	3,398.3	3,112.4

Property and equipment—at cost (note 6):
Land, buildings and leasehold improvements	712.7	567.1
Computers and related equipment	2,880.8	2,644.2
Furniture and other equipment	290.9	296.1

	3,884.4	3,507.4
Less accumulated depreciation and amortization	1,976.4	1,649.0

Property and equipment, net	1,908.0	1,858.4

	$8,610.5	$8,174.8

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

In millions except shares	March 29, 2002	March 30, 2001
Current liabilities:
Short-term debt and current maturities of long-term debt (note 6)	$331.0	$1,354.6
Accounts payable	530.4	502.5
Accrued payroll and related costs	541.5	538.4
Other accrued expenses	876.9	833.7
Deferred revenue	284.2	198.9
Federal, state and foreign income taxes (note 4)	144.0	160.8

Total current liabilities	2,708.0	3,588.9

Long-term debt, net of current maturities (note 6)	1,873.1	1,029.4

Other long-term liabilities (note 7)	405.8	341.3

Commitments and contingencies (note 8)
Stockholders' equity (notes 6, 9 and 10):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 171,571,591 (2002) and 169,127,404 (2001)	171.6	169.1
Additional paid-in capital	1,047.6	965.2
Earnings retained for use in business	2,638.3	2,294.2
Accumulated other comprehensive loss	(215.4)	(195.8)

	3,642.1	3,232.7
Less common stock in treasury, at cost, 433,754 shares (2002) and 413,457 shares (2001)	(18.5)	(17.5)

Stockholders' equity, net	3,623.6	3,215.2

	$8,610.5	$8,174.8

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions except per-share amounts	March 29, 2002	March 30, 2001	March 31, 2000
Revenues	$11,426.0	$10,524.0	$9,370.7

Costs of services	9,222.8	8,425.1	7,352.5
Selling, general and administrative	706.3	796.6	779.4
Depreciation and amortization	857.6	649.3	545.7
Interest expense	154.8	106.1	58.1
Interest income	(12.3)	(16.3)	(17.6)
Special items (note 3)		232.9	41.1

Total costs and expenses	10,929.2	10,193.7	8,759.2

Income before taxes	496.8	330.3	611.5
Taxes on income (note 4)	152.7	97.1	208.6

Net income	$344.1	$233.2	$402.9

Earnings per common share:
Basic	$2.02	$1.39	$2.42

Diluted	$2.01	$1.37	$2.37

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	March 29, 2002	March 30, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$344.1	$233.2	$402.9
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	857.6	649.3	545.7
Deferred taxes	129.9	42.3	68.8
Special items, net of tax		125.7	17.0
Provision for losses on accounts receivable	35.6	18.3	6.1
Changes in assets and liabilities, net of effects of acquisitions:
Increase in receivables	(186.4)	(446.8)	(278.7)
Increase in prepaid expenses and other current assets	(30.9)	(51.7)	(9.0)
Increase in accounts payable and accruals	81.3	90.4	159.5
Increase in income taxes payable	10.6	170.1	44.4
Increase (decrease) in deferred revenue	83.4	15.0	(4.0)
Other operating activities, net	(19.8)	8.4	(6.4)

Net cash provided by operating activities	1,305.4	854.2	946.3

Cash flows from investing activities:
Purchases of property and equipment	(671.5)	(897.2)	(585.6)
Outsourcing contracts	(347.7)	(535.9)	(218.7)
Acquisitions, net of cash acquired	(51.7)	(695.0)	(294.2)
Dispositions	18.8		29.9
Software	(182.8)	(141.3)	(127.1)
Other investing activities, net	29.2	26.0	19.1

Net cash used in investing activities	(1,205.7)	(2,243.4)	(1,176.6)

Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	(974.5)	968.7	40.5
Borrowings under lines of credit	293.1	164.9	76.0
Repayment of borrowings under lines of credit	(380.0)	(99.3)	(89.7)
Proceeds from term debt issuance	995.2	500.0
Principal payments on long-term debt	(160.6)	(24.8)	(179.5)
Repayment of Mynd Corporation debt		(242.9)
Proceeds from stock option and other common stock transactions	87.8	36.4	57.1
Other financing activities, net	5.1	18.5	(15.8)

Net cash (used in) provided by financing activities	(133.9)	1,321.5	(111.4)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(8.0)	(3.7)

Net decrease in cash and cash equivalents	(35.6)	(75.7)	(345.4)
Cash and cash equivalents at beginning of year	184.7	260.4	617.9
Effect of pooling restatement			(12.1)

Cash and cash equivalents at end of year	$149.1	$184.7	$260.4

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)		Unearned Restricted Stock and Other
In millions except shares in thousands			Additional Paid-In Capital			Common Stock in Treasury
	Shares	Amount						Total
Balance at April 2, 1999	165,520.5	$165.5	$823.3	$1,667.7	$(53.2)	$(14.4)	$(.4)	$2,588.5

Comprehensive income:
Net income				402.9				402.9
Currency translation adjustment					(30.6)			(30.6)
Unfunded pension obligation					1.1			1.1
Unrealized gain on available for sale securities					6.9			6.9

Comprehensive income								380.3

Stock option transactions	2,382.5	2.4	83.8			(1.7)		84.5
Amortization and forfeitures of restricted stock and repayment of notes							.3	.3
Adjustments for pooling of interests				(9.6)				(9.6)

Balance at March 31, 2000	167,903.0	167.9	907.1	2,061.0	(75.8)	(16.1)	(.1)	3,044.0

Comprehensive income:
Net income				233.2				233.2
Currency translation adjustment					(111.7)			(111.7)
Unfunded pension obligation					(.2)			(.2)
Unrealized loss on available for sale securities					(8.1)			(8.1)

Comprehensive income								113.2

Stock option transactions	1,224.4	1.2	58.1			(1.4)		57.9
Amortization and forfeitures of restricted stock							.1	.1

Balance at March 30, 2001	169,127.4	169.1	965.2	2,294.2	(195.8)	(17.5)	—	3,215.2

Comprehensive income:
Net income				344.1				344.1
Currency translation adjustment					(22.4)			(22.4)
Unfunded pension obligation					(1.5)			(1.5)
Unrealized gain on available for sale securities					4.3			4.3

Comprehensive income								324.5

Stock option transactions	1,066.9	1.1	30.8			(1.0)		30.9
Defined contribution plan transactions	1,377.3	1.4	51.6					53.0

Balance at March 29, 2002	171,571.6	$171.6	$1,047.6	$2,638.3	$(215.4)	$(18.5)	$—	$3,623.6

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

Revenue Recognition

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

        Revenue on long-term, fixed-price contracts is recognized on the basis of the estimated percentage-of-completion of services rendered based on the American Institute Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company has applied this method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company's business practices, methods and historical experience. This method requires estimates of costs and profits over the entire term of the contract, including estimates as to resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known and reviewed by management. Provisions for estimated losses, if any, on long-term, fixed-price contracts are recognized in the period in which the loss is determined.

        Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and the agreed-upon billing rates applied to the consumed service metrics. In some cases, the Company bills customers prior to performing the service, resulting in deferred revenue which is reported as a current liability in the consolidated financial statements.

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

        For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method, depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated above.

        Included in software are unamortized capitalized software development costs of $281.7 and $217.7 as of March 29, 2002 and March 30, 2001, respectively. The related amortization expense for unamortized capitalized software development costs was $73.7, $37.6, and $34.3 for the three fiscal years ended March 29, 2002. The remaining balance included in software is related to purchased software costs of $93.9 and $81.9 as of March 29, 2002 and March 30, 2001, respectively. The related amortization expense for purchased software costs was $29.8, $28.1 and $23.6 for the three fiscal years ended March 29, 2002.

        The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

        Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and charged to expense over the life of the contract. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with policies generally applicable to property and equipment. Amounts paid to the client in excess of the fair market value of acquired property and equipment are capitalized as outsourcing contract costs and amortized over the life of the contract. Management regularly reviews outsourcing contract costs for impairment.

Cash Flows

        Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2002	2001	2000
Interest	$135.3	$101.7	$59.4
Taxes on income	18.7	35.3	97.6

        For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At March 29, 2002, the Company has no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

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

        Basic and diluted earnings per share are calculated as follows:

	Fiscal Year
	2002	2001	2000
Net income for basic and diluted EPS	$344.1	$233.2	$402.9

Common share information (in millions)
Average common shares outstanding for basic EPS	170.1	168.3	166.3
Dilutive effect of stock options	1.2	2.5	3.4

Shares for diluted EPS	171.3	170.8	169.7

Basic EPS	$2.02	$1.39	$2.42
Diluted EPS	2.01	1.37	2.37

        The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 5,982,376; 2,607,464 and 135,797 for the years ended March 29, 2002, March 30, 2001 and March 31, 2000, respectively.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method and requires that only the purchase method of accounting be used and revises the guidance related to certain identified intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and impairment tests at least annually thereafter.

        The Company will adopt SFAS No. 142 effective March 30, 2002. During the first half of fiscal 2003, the Company will complete step one of the transitional goodwill impairment test. The Company has not determined the impact, if any, the transitional goodwill impairment test will have on the Company's consolidated financial position or results of operations. Any transitional impairment losses will be recorded as the effect of a change in accounting principle. The Company has determined that the impact of no longer amortizing goodwill and certain intangible assets was $77.7 ($74.4 after tax) or 43 cents per share (diluted) for fiscal 2002, $55.5 ($52.2 after tax) or 31 cents per share (diluted) for fiscal 2001 and $39.5 ($36.2 after tax) or 21 cents per share (diluted) for fiscal 2000.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS No. 144 effective March 30, 2002. The Company is currently evaluating this statement, but the adoption, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal years beginning after June 15, 2000. As amended, this statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for hedging activities. The Company adopted this statement effective March 31, 2001. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2—Acquisitions

        During December 2000, CSC completed the acquisition of all of the outstanding equity securities of Mynd Corporation ("Mynd"), formerly known as Policy Management Systems Corporation, for a purchase price of $572.7 and the assumption of $243 of outstanding Mynd debt. Mynd was a provider of systems, services and business solutions to the global insurance and related financial services industries. The acquisition was accounted for under the purchase method, and accordingly, Mynd's results of operations have been included with the Company's from the date of acquisition.

        The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. In addition, the Company obtained an independent appraisal of the fair values for certain tangible and intangible assets. The excess of the purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities acquired was allocated to goodwill. Initial goodwill was $704.5 and other identified intangible assets including software and employee workforce acquired from Mynd were valued at $83.4. During the third quarter of fiscal 2002, the Company adjusted the purchase price allocation principally related to the resolution of certain contractual and other matters unresolved at the time of the acquisition. As a result of these non-cash adjustments, the goodwill balance increased $20.4.

        A summary of the assets acquired and liabilities assumed in the acquisition are as follows:

Estimated Fair Values
Assets acquired	$401.7
Liabilities assumed	(553.9)
Goodwill	724.9

Purchase Price	572.7
Less cash acquired	31.9

Net cash paid	$540.8

        As a result of the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 518 Mynd employees of which 306 were U.S. employees and 212 were international employees; as of March 29, 2002, all of the 518 employees had been terminated. The remaining balance at March 29, 2002 represents scheduled payments to be made through 2006. The components of the acquisition integration liabilities included in the purchase price allocation for Mynd are as follows:

	Acquisition Integration Liabilities	Paid as of March 29, 2002	Balance remaining at March 29, 2002
Severance payments	$77.6	$53.8	$23.8
Facility & data center consolidations	93.4	40.2	53.2
Other	29.2	27.0	2.2

	$200.2	$121.0	$79.2

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

Other Acquisitions

        During the three fiscal years ended March 29, 2002, the Company made a number of acquisitions in addition to the ones described above which, either individually or collectively, are not material. In conjunction with business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $16.4, $94.8 and $146.0; and assumed liabilities of $9.1, $76.4 and $89.0 for fiscal 2002, 2001 and 2000, respectively. The excess of cost of businesses acquired over related net assets was $45.3, $136.2 and $262.0 for the three fiscal years ended 2002.

Note 3—Special Items

        During fiscal 2002, the Company reviewed its estimates related to the fiscal 2001 special charge and made certain adjustments. These adjustments resulted in increasing the facilities consolidation provision by $4. This adjustment was offset by a decrease of $3 related to the phased-out operations and other assets provisions and by a decrease of $1 related to employee severance costs. The decrease in employee severance costs was due to 109 fewer U.S. employee involuntary terminations. As a result of renegotiations of certain international employee severance agreements, the Company involuntarily terminated an additional 285 international employees. The net effect was an additional 176 employees involuntarily terminated and a $1 reduction related to employee severance costs. As a result of these actions, there was no net additional special charge recorded during fiscal 2002.

        Special items of $232.9 ($156.0 after tax) were recorded during fiscal 2001, as detailed below.

        In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 ($91.3 after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge was employee severance costs of $67.9, write-offs in connection with consolidation of facilities of $25.6, write-off of capitalized software and computer-related assets of $22.1 and $20.9 related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $67.9 related to 1,896 employees of which 722 were U.S. employees and 1,174 were international employees; as of March 29, 2002, approximately $64 had been paid and 1,876 of the 1,896 employees had been involuntarily terminated. The Company expects to pay substantially all of the remaining cash payments during fiscal 2003. Approximately $9 of accrued costs related to the consolidation of facilities remains at March 29, 2002 and will be paid through the end of the facility lease terms.

        In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 ($57.3 after tax), or 34 cents per share (diluted) were recorded and included $58.2 related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 accrued for employee severance costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5. The employee severance costs related to 628 global commercial financial services employees. All of the severance payments have been made and all of the employees have been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 ($7.4 after tax) or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 was the net special item after the severance adjustment described above.

        Special items of $41.1 ($29.8 after tax), or 18 cents per share (diluted), were recorded during fiscal 2000. The Company recorded a special item of $39.1 ($28.5 after tax) representing merger-related charges and other transaction costs associated with the November 16, 1999 acquisition of Nichols Research Corporation. Also during fiscal 2000, the Company recorded a special item of $2 ($1.3 after tax) for legal and other costs, net of recoveries, associated with the final resolution of the remaining issues relating to the Company's fiscal 1998 response to a failed take-over attempt.

Note 4—Income Taxes

        The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Year
	2002	2001	2000
Domestic entities	$325.0	$336.9	$404.6
Entities outside the United States	171.8	(6.6)	206.9

	$496.8	$330.3	$611.5

        The provisions for taxes on income classified as between current and deferred and as between taxing jurisdictions, consist of the following:

	Fiscal Year
	2002	2001	2000
Current portion:
Federal	$(2.0)	$39.6	$40.4
State	1.8	1.7	5.5
Foreign	23.0	13.5	93.9

	22.8	54.8	139.8

Deferred portion:
Federal	88.9	39.8	50.8
State	7.7	(9.0)	12.7
Foreign	33.3	11.5	5.3

	129.9	42.3	68.8

Total provision for taxes	$152.7	$97.1	$208.6

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	Fiscal Year
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.2	2.4	1.9
Goodwill and other intangibles amortization	(.1)	(7.7)	(1.2)
Utilization of tax credits/losses	(2.8)	(.6)	(1.7)
Special items		(1.5)	.5
Foreign rate differential	.8	3.0	4.7
Depreciable asset basis adjustment	(4.9)	(1.9)	(3.3)
Other	1.5	.7	(1.8)

Effective tax rate	30.7%	29.4%	34.1%

        The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 29, 2002	March 30, 2001
Deferred tax assets (liabilities)
Deferred income	$30.6	$15.3
Other liabilities	22.9	(9.5)
Employee benefits	68.9	74.3
Currency exchange	93.9	87.2
Investment basis difference	136.6	151.0
Tax loss/credit carryforwards	291.1	133.8
Depreciation and amortization	(474.1)	(249.8)
Contract accounting	(194.3)	(169.8)
Prepayments	(24.5)	(69.8)
Other assets	(14.6)	83.5

Total deferred taxes	$(63.5)	$46.2

        Of the above deferred amounts, $118.1 and $143.1 are included in the current income tax liability accounts at March 29, 2002 and March 30, 2001, respectively. All long-term deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

        During fiscal 2001 the Company made a net investment of $25.0 for a limited partnership interest. The difference between the investment's book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset of $136.6 represents the expected reduction of the Company's foreign income taxes payable over the next seven years. The debt of the partnership is more than fully collateralized by its assets and is non-recourse to the Company. As of March 29, 2002, the net investment was $26.7 as the result of the original investment and accumulated earnings.

        In addition, the Company's deferred tax balances at March 29, 2002 and March 30, 2001, included $64.5 and $52.0, respectively, of deferred tax assets related to the acquisition of Mynd.

        At March 29, 2002, the Company has available unused domestic net operating loss carryforwards of approximately $650.8, which will expire in years 2018 through 2022, including $90.7 of acquired net operating losses that have been fully reserved. Additionally, the Company has general business tax credit carryforwards of approximately $35.6, which will expire in years 2007 through 2022, and an alternative minimum tax credit carryforward of $14.0 which can be carried forward indefinitely. The Company also has tax loss carryforwards in certain foreign taxing jurisdictions that expire over various future periods.

        The cumulative undistributed earnings of the non-U.S. subsidiaries was approximately $276.1 as of March 29, 2002. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

        The IRS has substantially completed its examination of the Company's federal income tax returns for fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 5—Receivables

        Receivables consist of the following:

	March 29, 2002	March 30, 2001
Billed trade accounts	$1,810.8	$1,771.1
Recoverable amounts under contracts in progress	789.2	741.2
Other receivables	153.9	108.5

	$2,753.9	$2,620.8

        Recoverable amounts under contracts in progress generally become billable upon completion of a specified phase of the contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. The balance at March 29, 2002 is expected to be collected during fiscal 2003 except for $191.5 to be collected during fiscal 2004 and thereafter.

Note 6—Debt

Short-term

        At March 29, 2002, the Company had uncommitted lines of credit of $472.4 with certain foreign banks. As of March 29, 2002, the Company had $39.6 of borrowings outstanding under these lines of credit. These short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 1.8% at March 29, 2002, and 5.3% at March 30, 2001.

        At March 29, 2002, the Company had $409.7 of commercial paper outstanding of which $270.0 was classified as short-term debt and $139.7 was classified as long-term debt. The weighted average interest rate on the Company's commercial paper was 2.0% and 6.6% at March 29, 2002 and March 30, 2001, respectively.

        The Company's commercial paper is backed by a $316.5 facility which expires on August 16, 2002 and by a $321 facility which expires on August 18, 2005. The classification of the Company's outstanding commercial paper is determined by the expiration dates of these credit facilities. The Company intends to renew the short-term credit facility prior to expiration.

Long-term

	March 29, 2002	March 30, 2001
Commercial paper	$139.7	$321.0
6.50% term notes, due November 2001		150.0
7.50% term notes, due August 2005	500.0	500.0
6.75% term notes, due June 2006	498.6
6.25% term notes, due March 2009	200.0	200.0
7.375% term notes, due June 2011	496.6
Capitalized lease liabilities, at varying interest rates, payable in monthly installments through fiscal 2006	53.9	4.0
Notes payable, at varying interest rates (from 3.7% to 7.5%) through fiscal 2009	5.7	13.3

Total long-term debt	1,894.5	1,188.3
Less current maturities	21.4	158.9

	$1,873.1	$1,029.4

        Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $63.5 (2002) and $12.0 (2001), less accumulated amortization of $11.0 and $9.0, respectively.

        Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, approximately $1,419.4 of retained earnings was available for cash dividends at March 29, 2002.

        The fair value of the Company's long-term debt was approximately $1,979.3 and $1,187.5 at March 29, 2002 and March 30, 2001, respectively, using the interest rates available to the Company for debt of the same remaining maturities.

        Maturities of long-term debt by fiscal year are $21.4 (2003), $21.0 (2004), $15.0 (2005), $501.9 (2006), $638.4 (2007) and $696.8 thereafter.

        In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units. Borrowings under these lines were $39.6 at March 29, 2002.

        Expiration of financial guarantees by fiscal year are $338.0 (2003), $158.1 (2004) and $40.1 (2005).

Note 7—Pension and Other Benefit Plans

        The Company and its subsidiaries have several pension and postretirement healthcare and life insurance benefit and deferred compensation plans, as described below.

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

        Net periodic cost for U.S. and non-U.S. pension and other benefit plans included the following components:

	Fiscal Year
	2002	2001	2000
Pensions
Service cost	$102.5	$84.7	$76.7
Interest cost	94.3	78.9	71.1
Expected return on plan assets	(112.0)	(105.9)	(84.5)
Amortization of prior service cost	3.4	3.1	3.3
Amortization of unrecognized net loss (gain)	.8	(.5)	.9

Net periodic pension cost	$89.0	$60.3	$67.5

Other Postretirement Benefits
Service cost	$1.1	$.6	$.8
Interest cost	4.6	3.5	3.0
Expected return on plan assets	(3.5)	(3.0)	(2.3)
Amortization of transition obligation	1.6	1.7	1.6
Amortization of prior service cost	.9	.5	.5
Recognized actuarial gain	(.1)	(.9)	(.8)

Net provision for postretirement benefits	$4.6	$2.4	$2.8

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the fiscal years ended March 29, 2002 and March 30, 2001, and a statement of the funded status at March 29, 2002 and March 30, 2001:

	Pensions		Other Postretirement Benefits
	Fiscal Year		Fiscal Year
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$1,399.7	$1,207.9	$61.6	$47.0
Service cost	102.5	84.7	1.1	.6
Interest cost	94.3	78.9	4.6	3.5
Plan participants' contributions	48.5	67.7	1.5	1.1
Amendments	39.9	12.1	.8	4.2
Actuarial loss	42.9	48.4	9.2	8.7
Benefits paid	(65.1)	(50.0)	(4.4)	(3.5)
Foreign currency exchange rate changes	(16.0)	(50.0)	(.1)

Benefit obligation at end of year	$1,646.7	$1,399.7	$74.3	$61.6

Change in plan assets:
Fair value of plan assets at beginning of year	$1,337.8	$1,306.9	$40.6	$36.3
Actual return on plan assets	(16.6)	13.7	(.4)	.4
Employer contributions	62.1	34.0	2.2	6.3
Plan participants' contributions	48.5	67.7	1.5	1.1
Asset transfers	17.7	16.3
Benefits paid	(65.1)	(50.0)	(4.4)	(3.5)
Foreign currency exchange rate changes	(15.3)	(50.8)

Fair value of plan assets at end of year	$1,369.1	$1,337.8	$39.5	$40.6

Reconciliation of funded status to net amount recorded:
Funded status	$(277.6)	$(61.9)	$(34.8)	$(21.0)
Unrecognized actuarial loss (gain)	141.6	(29.3)	10.1	(4.7)
Unrecognized transition obligation	3.2	4.7	17.2	18.8
Unrecognized prior service cost	40.1	22.2	5.9	6.1
Contribution in fourth fiscal quarter	.3

Net amount recorded	$(92.4)	$(64.3)	$(1.6)	$(.8)

        Plan assets include equity and fixed income securities and short-term investments. Pension plan assets also include real estate investments and insurance contracts.

        The following table provides the amounts recorded in the Company's consolidated balance sheets:

	Pensions		Other Postretirement Benefits
	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001
Prepaid benefit cost	$14.0	$13.4	$1.0	$1.2
Accrued benefit liability	(127.3)	(83.4)	(2.6)	(2.0)
Intangible asset	13.4	.4
Accumulated other comprehensive income	7.5	5.3

Net amount recorded	$(92.4)	$(64.3)	$(1.6)	$(.8)

        The following table lists selected information for the pension plans with accumulated benefit obligations in excess of plan assets as of March 29, 2002 and March 30, 2001.

	March 29, 2002	March 30, 2001
Projected benefit obligation	$123.2	$67.0
Accumulated benefit obligation	108.8	56.9
Fair value of plan assets	26.7	.5

        Weighted average assumptions used in the accounting for the Company's plans were:

	Fiscal Year
	2002	2001	2000
Discount or settlement rates	6.8%	7.0%	6.9%
Rates of increase in compensation levels	5.0	5.1	5.0
Expected long-term rates of return on assets	8.4	8.7	8.0

        The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the U.S. postretirement benefit plans was 7.5% for fiscal 2002, declining to 5.0% for 2007 and subsequent years. For the Canadian postretirement benefit plans it was 9.0% for fiscal 2002, declining to 5.0% for 2011 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 29, 2002	$9.4	$(7.8)
Effect on net periodic postretirement benefit cost for fiscal 2002	.9	(.8)

        The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 29, 2002, plan assets included 7,483,483 shares of the Company's common stock of which 1,377,327 shares were purchased directly from the Company at fair market value during the fiscal year then ended. During fiscal 2002, 2001 and 2000, the Company contributed $73.4, $57.5 and $49.2, respectively.

        Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the "Plan"). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of nonemployee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and nonemployee directors are eligible to defer up to 100% of their compensation. For each plan year the amount deferred under the Plan is credited with earnings equal to 120% of the 120-month rolling average interest payable on 10-year United States Treasury Notes as of December 31 of the preceding plan year, compounded annually. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

        The liability under this Plan amounted to $43.1 at March 29, 2002, and $37.3 at March 30, 2001. The Company's expense under the Plan totaled $3.2, $2.9 and $2.2 for the fiscal years ended in 2002, 2001 and 2000, respectively.

Note 8—Commitments and Contingencies

Commitments

        The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $291.1 (2002), $230.7 (2001) and $198.9 (2000).

        Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 29, 2002 are as follows:

Fiscal Year	Real Estate	Equipment
2003	$165.8	$102.2
2004	134.6	52.2
2005	104.0	26.3
2006	84.5	14.8
2007	61.8	7.6
Thereafter	187.7	2.0

	$738.4	$205.1

        DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the three fiscal years ended March 29,

2002, the Company incurred aggregate expenses of $7.6, $14.3 and $28.6, respectively, related thereto, which are included in costs of services.

        The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments by fiscal year are $169.0 (2003), $179.6 (2004), $183.1 (2005), $52.3 (2006) and $50.5 (2007).

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

Note 9—Stock Incentive Plans

        Stock Options.    The Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee.

        At March 29, 2002, 12,597,722 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees. On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options with an exercise price of $70 or more (the "Exchange Offer"). The Exchange Offer expired on November 28, 2001, and all of the stock options tendered into the offer were accepted for exchange and canceled on November 29, 2001. The canceled options covered 2,352,820 shares of the Company's common stock, which represented approximately 16% of the shares underlying the Company's total stock options outstanding immediately prior to such cancellation. The canceled shares became available for regrant, except for 17,000 shares originally issued from the 1990 Stock Incentive Plan, which expired May 7, 2000.

        New options will be issued in exchange for the canceled options, on a share-for-share basis, on May 30, 2002, to those individuals who are regular, full-time employees of the Company on such date. The new options will have an exercise price equal to the closing market price of the underlying shares on May 30, 2002, and, consequently, the Company does not expect to record any compensation expense in connection with the Exchange Offer. The new options will have the same vesting schedule and vesting start date as the options canceled in exchange therefor.

Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year
	2002		2001		2000
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	11,827,316	$49.35	10,697,970	$40.19	11,403,487	$32.03
Granted, market options	3,888,113	35.06	3,211,981	75.05	2,720,941	60.60
Granted, discounted options	220,652	10.17	135,494	19.73	132,121	48.87
Exercised	(1,066,918)	20.34	(1,225,135)	28.89	(2,435,399)	23.14
Canceled (1)	(3,332,236)	72.15	(992,994)	54.79	(1,123,180)	44.75

Outstanding, end of year	11,536,927	39.89	11,827,316	49.35	10,697,970	40.19

Exercisable, end of year	5,174,448	$37.88	4,805,490	$31.93	4,120,304	$25.59

(1)
Pursuant to the Exchange Offer, 2,352,820 shares were canceled during fiscal 2002.

	March 29, 2002
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 3.12—$34.56	3,075,890	$24.26	4.2	2,497,801	$24.20
34.70— 34.90	3,603,150	34.90	9.1	17,600	34.88
35.00— 58.06	3,810,875	50.98	6.1	2,287,027	48.56
58.88— 93.25	1,047,012	62.62	7.8	372,020	64.18

        The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Compensation cost recognized with respect to stock options was $5.7, $2.7, and $0.5 for fiscal 2002, 2001, and 2000, respectively.

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

        At March 29, 2002, March 30, 2001 and March 31, 2000, 0, 0 and 7,651 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

        The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the date of sale to the employee over the sales price, and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $0, $0 and $0.2 during fiscal 2002, 2001 and 2000, respectively.

        Restricted Stock Units.    During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors. As of March 29, 2002, March 30, 2001 and March 31, 2000, 36,817, 25,777 and 25,777 restricted stock units ("RSUs"), respectively, had been awarded to nonemployee directors under this plan and were outstanding on that date.

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

        There are two types of RSUs: (i) those awarded in lieu of vested retirement benefits under other plans ("Accrued Benefit RSUs"); and (ii) those awarded as a form of future retirement benefits ("Future Benefit RSUs"). When a holder of Accrued Benefit RSUs ceases to be a director of the Company, the number of shares of CSC common stock to be delivered by the Company upon redemption of the RSUs is equal to the number of such RSUs awarded. When a holder of Future Benefit RSUs ceases to be a director, the number of shares to be delivered upon redemption is equal to the number of such RSUs that are then vested. Future Benefit RSUs vest on August 11 of each year, with vesting schedules ranging from one to five years.

        At March 29, 2002, March 30, 2001 and March 31, 2000, 8,778 Accrued Benefit RSUs and 28,039, 16,999 and 16,999 Future Benefit RSUs, respectively, were outstanding, and at March 29, 2002, 63,183 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

        The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized, in the case of Future Benefit RSUs, over the vesting period. Compensation cost recognized with respect to RSUs was $0.4, $0.2 and $0.2 for fiscal 2002, 2001 and 2000, respectively.

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

	Fiscal Year
	2002		2001		2000
	As Reported	Pro Forma(1)	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$344.1	$327.1	$233.2	$197.0	$402.9	$381.4
Basic earnings per share	2.02	1.92	1.39	1.17	2.42	2.29
Diluted earnings per share	2.01	1.91	1.37	1.15	2.37	2.25

(1)
Pursuant to the Exchange Offer, 2,352,820 shares were canceled during fiscal 2002, resulting in a favorable expense adjustment to the pro forma net income for that year.

        The weighted average fair values of stock awards granted during fiscal 2002, 2001 and 2000 were $14.54, $34.14 and $23.59, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2002	2001	2000
Risk-free interest rate	4.72%	6.12%	5.69%
Expected volatility	47%	44%	36%
Expected lives	6.33 years	6.15 years	6.08 years

Note 10—Stockholder Purchase Rights Plan

        On February 18, 1998, the Company adopted a stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. These rights, which are attached to and trade only together with the common stock, are not currently exercisable. On the tenth business day after any person or entity becomes the beneficial owner of 10% or more of CSC's common stock, each right (other than rights held by the 10% stockholder, which will become void) will become exercisable to purchase, for $250, CSC common stock having a market value of $500. The rights expire February 18, 2008, and may be redeemed by the Board of Directors at $.0005 per right at any time before they become exercisable.

Note 11—Segment and Geographic Information

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

        All of the Company's business involves operations which provide management and information technology consulting, systems integration and outsourcing. Although the Company presents estimates of revenue by business service and geography, the Company's expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company's reportable operating segments consist of the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The U.S. Federal Sector revenue reported below will not agree to U.S. Federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments and reflects realignment of intersegment activities to attribute operating results to the performing segment. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended March 29, 2002, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
2002
Revenues	$8,550.9	$2,874.9	$.2	$11,426.0
Earnings (loss) before interest and taxes	486.8	185.0	(32.5)	639.3
Depreciation and amortization	802.5	38.7	16.4	857.6
Assets	7,187.8	1,148.9	273.8	8,610.5
Capital expenditures for long-lived assets	1,137.2	13.4	51.4	1,202.0
2001
Revenues	$7,933.6	$2,590.3	$.1	$10,524.0
Earnings (loss) before interest and taxes	514.3	167.7	(29.0)	653.0
Depreciation and amortization	602.3	36.8	10.2	649.3
Assets	6,935.2	919.6	320.0	8,174.8
Capital expenditures for long-lived assets	1,492.7	31.6	50.1	1,574.4
2000
Revenues	$7,065.6	$2,301.9	$3.2	$9,370.7
Earnings (loss) before interest and taxes	562.2	136.6	(5.7)	693.1
Depreciation and amortization	511.6	27.3	6.8	545.7
Assets	4,767.0	735.1	372.0	5,874.1
Capital expenditures for long-lived assets	852.6	30.9	47.9	931.4

        A reconciliation of earnings before interest and taxes to income before taxes is as follows:

	Fiscal Year
	2002	2001	2000
Earnings before interest and taxes	$639.3	$653.0	$693.1
Interest expense	(154.8)	(106.1)	(58.1)
Interest income	12.3	16.3	17.6
Special items		(232.9)	(41.1)

Income before taxes	$496.8	$330.3	$611.5

        Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 29, 2002 is as follows:

	Fiscal Year
	2002		2001		2000
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$7,211.4	$1,218.2	$6,711.7	$1,291.9	$5,914.7	$851.5
Europe:
United Kingdom	1,361.0	240.7	1,234.3	204.5	1,215.0	158.3
Other Europe	1,585.4	168.4	1,358.7	128.2	1,311.0	107.1
Other International	1,268.2	280.7	1,219.3	233.8	930.0	158.0

Total	$11,426.0	$1,908.0	$10,524.0	$1,858.4	$9,370.7	$1,274.9

        The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. federal government revenue accounted for 25%, 25%, and 24% of the Company's revenues for fiscal 2002, 2001 and 2000, respectively. At March 29, 2002, approximately 31% of the Company's accounts receivable were due from the U.S. federal government. No single commercial customer exceeded 10% of the Company's revenues during fiscal 2002, 2001 and 2000, respectively.

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

        The Operating Agreement has a 10 year term, which will automatically be renewed indefinitely for successive 10-year periods unless the Company gives notice of termination at least six months prior to the expiration of any such term. In the event that on or prior to August 1, 2013 (i) the Company gives such notice of termination and does not exercise the Credit Reporting Put Option prior to the termination of the then-current term or (ii) there is a change in control of the Company, then ECIS has an option for 60 days thereafter to require the Company to sell to it the credit reporting business at the Credit Reporting Put Option exercise price.

        The Company's rights under the Operating Agreement, including its right to exercise the Credit Reporting Put Option, remain exercisable by the Company through its affiliates.

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2002
In millions except per-share amounts
	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,713.6	$2,765.3	$2,900.9	$3,046.2
Income before taxes	68.9	98.4	125.6	203.9
Net income	47.7	68.2	87.1	141.1
Net earnings per share:
Basic	0.28	0.40	0.51	0.83
Diluted	0.28	0.40	0.51	0.82
	Fiscal 2001
In millions except per-share amounts
	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,463.3	$2,498.9	$2,664.7	$2,897.1
Income (loss) before taxes	145.5	162.6	99.1	(76.9)
Net income (loss)	96.0	109.0	65.6	(37.4)
Net earnings (loss) per share:
Basic	0.57	0.65	0.39	(0.22)
Diluted	0.56	0.64	0.38	(0.22)

        A discussion of "special items" for fiscal 2001 is included in Note 3 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	March 29, 2002
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	11,218,917	$39.93	12,660,905	(1)
Equity compensation plans not approved by security holders(2)

Total	11,218,917	$39.93	12,660,905

(1)
On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options with an exercise price of $70 or more (the "Exchange Offer"). The Exchange Offer expired on November 28, 2001, and all of the stock options tendered into the offer were accepted for exchange and canceled on November 29, 2001. The canceled options covered 2,352,820 shares of the Company's common stock, which represented approximately 16% of the shares underlying the Company's total stock options outstanding immediately prior to such cancellation. The canceled shares became available for regrant, except for 17,000 shares originally issued from the 1990 Stock Incentive Plan, which expired May 7, 2000. New options will be issued in exchange for the canceled options, on a share-for-share basis, on May 30, 2002, to those individuals who are regular, full-time employees of the Company on such date. The new options will have an exercise price equal to the closing market price of the underlying shares on May 30, 2002.

(2)
The Company has assumed individual stock options, but not their associated equity plans, in connection with past acquisitions. With respect to such stock options, at March 29, 2002, the Company had an aggregate total of 354,827 shares outstanding with a weighted-average exercise price of $34.55.

Item 13. Certain Relationships and Related Transactions

        Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled "Voting Securities and Principal Holders Thereof," "Item 1—Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 29, 2002. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Report of Compensation Committee on Annual Compensation of Executive Officers" and "Comparison of Cumulative Total Return."

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)
(1) and (2) Financial Statements and Financial Statement Schedule

  These documents are included in the response to Item 8 of this report. See the index on page 21.

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

*
Management contract or compensatory plan or agreement

b.
Reports on Form 8-K:

There were no reports on Form 8-K filed during the fourth quarter of fiscal 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated: June 14, 2002	By:	/s/ VAN B. HONEYCUTT Van B. Honeycutt, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2002
/s/ LEON J. LEVEL Leon J. Level	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 14, 2002
/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 14, 2002
/s/ IRVING W. BAILEY, II Irving W. Bailey, II	Director	June 14, 2002
/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 14, 2002
/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 14, 2002
/s/ WILLIAM R. HOOVER William R. Hoover	Director	June 14, 2002
/s/ THOMAS A. MCDONNELL Thomas A. McDonnell	Director	June 14, 2002

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	June 14, 2002
/s/ JAMES R. MELLOR James R. Mellor	Director	June 14, 2002
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	June 14, 2002

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended March 29, 2002

(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other (1)	Deductions	Balance, end of period
Year ended March 29, 2002 Allowance for doubtful receivables	$86.6	$35.6	$(3.9)	$43.7	$74.6
Year ended March 30, 2001 Allowance for doubtful receivables	73.0	26.3	(0.7)	12.0	86.6
Year ended March 31, 2000 Allowance for doubtful receivables	81.5	6.1	(1.7)	12.9	73.0

(1)
Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
COMPETITION
EMPLOYEES
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
COMPUTER SCIENCES CORPORATION
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS ASSETS
COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY
COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF INCOME
COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COMPUTER SCIENCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions except per-share amounts)
COMPUTER SCIENCES CORPORATION Quarterly Financial Information (Unaudited)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES SCHEDULE II, Valuation and Qualifying Accounts Three Years Ended March 29, 2002 (Dollars in Millions)