Form 10-Q
period 2002-06-28
COMPUTER SCIENCES CORP
filed 2002-08-12
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2002

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

          171,595,190 shares of Common Stock, $1.00 par value, were outstanding on July 26, 2002.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income, Three Months Ended June 28, 2002 and June 29, 2001	3

	Consolidated Condensed Balance Sheets, June 28, 2002 and March 29, 2002	4

	Consolidated Condensed Statements of Cash Flows, Three Months Ended June 28, 2002 and June 29, 2001	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	OTHER INFORMATION

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	June 28, 2002	June 29, 2001

Revenues	$2,764.8	$2,713.6

Costs of services	2,232.7	2,239.0

Selling, general and administrative	181.6	172.3

Depreciation and amortization	206.7	199.3

Interest expense	34.3	37.5

Interest income	(1.7)	(3.4)

Total costs and expenses	2,653.6	2,644.7

Income before taxes	111.2	68.9

Taxes on income	32.2	21.2

Net income	$ 79.0 =========	$ 47.7 =========

Earnings per share (note A):

Basic	$ 0.46 =========	$ 0.28 =========

Diluted	$ 0.46 =========	$ 0.28 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	June 28, 2002	March 29, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$ 123.3	$ 149.1
Receivables	2,811.1	2,753.9
Prepaid expenses and other current assets	445.4	401.2
Total current assets	3,379.8	3,304.2

Property and equipment, net	1,886.1	1,908.0
Outsourcing contract costs, net	1,002.9	992.2
Software, net	388.9	375.6
Excess of cost of businesses acquired over related net assets, net	1,717.3	1,641.0
Other assets	412.3	389.5
Total assets	$8,787.3 =========	$8,610.5 =========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 402.7	$ 331.0
Accounts payable	550.8	530.4
Accrued payroll and related costs	552.8	541.5
Other accrued expenses	756.9	876.9
Deferred revenue	232.4	284.2
Income taxes payable	207.8	144.0
Total current liabilities	2,703.4	2,708.0

Long-term debt, net	1,937.8	1,873.1
Other long-term liabilities	345.3	405.8

STOCKHOLDERS' EQUITY (note C)
Common stock issued, par value $1.00 per share	172.0	171.6
Additional paid-in capital	1,061.2	1,047.6
Earnings retained for use in business	2,717.3	2,638.3
Accumulated other comprehensive loss (note E)	(131.1)	(215.4)
Less common stock in treasury	(18.6)	(18.5)
Total stockholders' equity	3,800.8	3,623.6
Total liabilities and stockholders' equity	$8,787.3 =========	$8,610.5 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income	$ 79.0	$ 47.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	206.4	209.5
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(72.8)	(316.7)
Decrease in liabilities	(190.9)	(51.5)

Net cash provided by (used in) operating activities	21.7	(111.0)

Investing activities:
Purchases of property and equipment	(175.6)	(215.8)
Acquisitions, net of cash acquired	(7.5)	(38.1)
Dispositions	73.6
Outsourcing contracts	(29.0)	(30.1)
Software	(38.0)	(46.5)
Other investing cash flows	(18.9)	9.2

Net cash used in investing activities	(195.4)	(321.3)

Financing activities:
Borrowings (repayment) under commercial paper, net	120.4	(651.5)
Borrowings (repayment) under lines of credit, net	22.2	(33.2)
Proceeds from debt issuance		1,000.0
Principal payments on long-term debt	(13.5)	(5.3)
Proceeds from stock option and other common stock transactions	15.0	21.4
Other financing cash flows	1.2	2.1

Net cash provided by financing activities	145.3	333.5

Effect of exchange rate changes on cash and cash equivalents	2.6	(.3)

Net decrease in cash and cash equivalents	(25.8)	(99.1)

Cash and cash equivalents at beginning of year	149.1	184.7

Cash and cash equivalents at end of period	$ 123.3 ========	$ 85.6 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Three Months Ended
	June 28, 2002	June 29, 2001

Net income	$ 79.0 ========	$ 47.7 ========

Common share information:
Average common shares outstanding for basic EPS	171.314	169.049
Dilutive effect of stock options	1.520	1.088
Shares for diluted EPS	172.834 ========	170.137 ========

Basic EPS	$ 0.46	$ 0.28
Diluted EPS	0.46	0.28

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the periods presented. The number of such options was 4,681,614 and 7,510,949 at June 28, 2002 and June 29, 2001, respectively.

(B)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	June 28, 2002	March 29, 2002

Property and equipment	$1,920.2	$1,976.4
Excess of cost of businesses acquired over related net assets ("goodwill")	296.5	285.6

(C)

No dividends were paid during the periods presented. At June 28, 2002 and March 29, 2002, there were 171,991,719 and 171,571,591 shares, respectively, of $1.00 par value common stock issued, and 435,542 and 433,754 shares of treasury stock, respectively.

(D)

Cash payments for interest on indebtedness were $39.5 million and $24.7 million for the three months ended June 28, 2002 and June 29, 2001, respectively. Cash payments for taxes on income were $8.1 million and $5.4 million for the three months ended June 28, 2002 and June 29, 2001, respectively.

(E)	The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended
	June 28, 2002	June 29, 2001

Net income	$ 79.0	$47.7
Foreign currency translation adjustment	84.8	(9.0)
Unrealized loss on available for sale securities	(.5)	(.5)
Comprehensive income	$163.3 =======	$38.2 =======

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized loss on available for sale securities.

(F)

CSC's businesses provide management and information technology consulting, systems integration and outsourcing. Based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. Federal Sector and the Global Commercial Sector. The U.S. Federal Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal Sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Three Months Ended June 28, 2002
Revenues	$1,973.7	$791.1		$2,764.8
Earnings (loss) before interest and taxes	98.6	52.3	$(7.1)	143.8

Three Months Ended June 29, 2001
Revenues	2,047.4	666.3	(.1)	2,713.6
Earnings (loss) before interest and taxes	67.3	42.1	(6.4)	103.0

(G)

As previously disclosed in the Company's fiscal 2001 and 2002 Annual Reports on Form 10-K, the company recorded a special charge of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) in fiscal 2001. Included in the charge were employee severance costs of $67.9 million, write-offs in connection with consolidation of facilities of $29.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $17.9 million related to phased-out operations and other assets.

The total involuntary termination benefits accrued and expensed of $67.9 million related to 1,896 employees, of which 722 were U.S. employees and 1,174 were international employees; as of June 28, 2002, approximately $66.3 million had been paid and 1,891 of the 1,896 employees had been involuntarily terminated. The Company expects substantially all of the remaining employee severance payments will be made during fiscal 2003. Approximately $7 million of accrued costs related to the consolidation of facilities remained at June 28, 2002 and will be paid through the end of the facility lease terms.

(H)

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 on March 30, 2002.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. By the end of the second quarter of fiscal 2003, the Company will have completed step one of the transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds its fair value, the second step of the transitional impairment test must be completed no later than the end of the fourth quarter of fiscal 2003. The Company has not determined the impact, if any, the transitional goodwill impairment test will have on the Company's consolidated financial position or results of operations. Transitional impairment losses, if any, will be recorded as the effect of a change in accounting principle.

A summary of net income and earnings per share for the three months ended June 29, 2001 and the three fiscal years ended March 29, 2002 as adjusted to remove the amortization of goodwill and acquired employee workforce is as follows:

	Three Months Ended	Fiscal Year Ended
	June 29, 2001	March 29, 2002	March 30, 2001	March 30, 2000

Net income - as reported	$47.7	$344.1	$233.2	$402.9
Goodwill amortization, net of taxes	17.7	72.0	51.5	36.2
Employee workforce amortization	.6	2.4	.7
Net income - as adjusted	$66.0 ======	$418.5 ======	$285.4 ======	$439.1 ======

Basic earnings per share:
As reported	$0.28	$2.02	$1.39	$2.42
Goodwill amortization, net of taxes	.11	.42	.31	.22
Employee workforce amortization		.01
As adjusted	$0.39 ======	$2.45 ======	$1.70 ======	$2.64 ======

Diluted earnings per share:
As reported	$0.28	$2.01	$1.37	$2.37
Goodwill amortization, net of taxes	.11	.43	.31	.21
Employee workforce amortization
As adjusted	$0.39 ======	$2.44 ======	$1.68 ======	$2.58 ======

A summary of the changes in the carrying amount of goodwill by segment for the three months ended June 28, 2002 is as follows:

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total

Balance as of March 29, 2002	$1,580.9	$58.8	$1.3	$1,641.0
Additions	7.5			7.5
Reclassification	13.9			13.9
Foreign currency translation	54.9			54.9

Balance as of June 28, 2002	$1,657.2 ========	$58.8 ======	$1.3 ======	$1,717.3 ========

Additions to goodwill during the three months ended June 28, 2002 related to an earnout payment associated with an acquisition made in Europe during fiscal 2001. On March 30, 2002, the Company reclassified its acquired employee workforce intangible asset to goodwill in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of March 29, 2002 and June 28, 2002 is as follows:

	March 29, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 712.0	$336.4	$ 375.6
Outsourcing contract costs	1,380.3	388.1	992.2
Employee workforce acquired	17.0	3.1	13.9
Other intangible assets	67.1	48.6	18.5

Total intangible assets	$2,176.4 ========	$776.2 ========	$1,400.2 ========

	June 28, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 767.1	$378.2	$ 388.9
Outsourcing contract costs	1,460.6	457.7	1,002.9
Other intangible assets	67.1	49.4	17.7

Total intangible assets	$2,294.8 ========	$885.3 ========	$1,409.5 ========

Amortization expense related to intangible assets was $74.8 million and $50.7 million for the three months ended June 28, 2002 and June 29, 2001, respectively. Estimated amortization expense related to intangible assets at March 29, 2002 for each of the subsequent five fiscal years is as follows: Fiscal 2003 - $244.1 million; Fiscal 2004 - $230.1 million; Fiscal 2005 - $202.5 million; Fiscal 2006 - $173.2 million and Fiscal 2007 - $143.0 million.

(I)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on March 30, 2002. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

(J)

In connection with the December 2000 acquisition of Mynd Corporation ("Mynd"), as previously disclosed in the Company's fiscal 2001 and 2002 Annual Reports on Form 10-K, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and other costs to integrate Mynd into the Company. The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $93.4 million and other costs of $29.2 million. The involuntary termination benefits accrued of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of June 28, 2002, approximately $55 million had been paid and all of the 518 employees had been involuntarily terminated. The remaining balance represents scheduled payments to be made through 2006.

(K)

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

New options covering 2,285,430 shares of the Company's stock were issued in exchange for the canceled options, on a share-for-share basis, on May 30, 2002, to those individuals who remained regular, full-time employees of the Company on such date. The new options have an exercise price of $46.90, the market price of the underlying shares on the date of grant. The Company did not record any compensation expense in connection with the Exchange Offer. The new options have the same vesting schedule and vesting start date as the options that were canceled.

(L)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 clarifies guidance related to the classification of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for the Company on March 29, 2003. The provision of SFAS No. 145 related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications was effective for all transactions occurring after May 15, 2002. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

(M)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

(N)

The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2003 versus
First Quarter of Fiscal 2002

Revenues

During the first quarter ended June 28, 2002, the Company's total revenues increased 1.9%, or $51.2 million, over the same period last year. On a constant currency basis, total revenues increased approximately 1%.

U.S. federal sector revenue increased 18.7% to $791.1 million during the first quarter. Revenue growth was fueled by solid increases from both Department of Defense and civil agency business. Revenue gains were generated by new and increased work related to intelligence community activities, the Internal Revenue Service Prime contract and additional tasking from NASA, the Environmental Protection Agency and the Immigration and Naturalization Service.

Global commercial sector revenue declined 3.6%, or $73.7 million, over the same quarter of last year. The continued slowdown in demand for global commercial consulting and systems integration activities, as well as professional services and product sales, including the financial services vertical market, was partially offset by growth in the Company's global commercial outsourcing activities. Global commercial revenue benefited by approximately one and one-half percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. commercial revenue declined 5.5%, or $58.6 million to $1,004.6 million during the first quarter of fiscal 2003 compared to the same period last year. The decrease was principally driven by lower revenue in consulting and systems integration and professional services, particularly in the financial services vertical market, which was partially offset by revenue growth from new information technology outsourcing contracts. The growth in outsourcing revenues was principally driven by activities with Gulfstream Aerospace Corporation (a subsidiary of General Dynamics Corporation) and Educational Testing Service.

European revenue of $681.9 million for the first quarter was essentially unchanged from the $682.3 million reported in the corresponding period last year. Outsourcing growth in the United Kingdom, principally with BAE SYSTEMS, Schroders Bank and Allders, was offset by a slowdown in demand for consulting and systems integration services, including the financial services vertical market. European revenue growth was favorably impacted by 3 percentage points due to the effects of currency fluctuations.

Other international revenue for the first quarter was down 4.9% to $287.2 million. The decrease was primarily related to the Company's computer products distribution business in Asia and reflects weakness in the Asian economies and lower spending for technology products and services. The decline in other international revenue was partially offset by growth in Australia principally related to outsourcing activities. Currency fluctuations in Australia and Asia favorably impacted other international revenue growth by 3 percentage points.

The Company announced new business awards of $1.1 billion, including $520 million related to new U.S. federal contract awards and $620 million related to Global commercial activities. The Company's continued growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

	Dollar Amount		Percentage of Revenue
	First Quarter		First Quarter
	Fiscal		Fiscal
	2003	2002	2003	2002

Costs of services	$2,232.7	$2,239.0	80.8%	82.5%
Selling, general and administrative	181.6	172.3	6.6	6.4
Depreciation and amortization	206.7	199.3	7.4	7.3
Interest expense, net	32.6	34.1	1.2	1.3
Total	$2,653.6 ========	$2,644.7 ========	96.0% ======	97.5% ======

Comparing the first quarter results of fiscal 2003 to fiscal 2002, total costs and expenses decreased as a percentage of revenue. Lower costs of services and interest expense were partially offset by higher costs in selling, general and administrative expenses and depreciation and amortization.

The decrease in costs of services as a percentage of revenue was principally related to higher utilization and the benefit derived from last year's aggressive cost reduction initiatives in the Company's U.S. consulting practice. In addition, the Company experienced improved performance in its Australian operations and its global commercial outsourcing activities. The decrease in interest expense was related to the lower levels of debt, as well as some benefit from lower interest rates.

Higher selling, general and administrative expenses as a percentage of revenue were principally the result of business development and proposal activities. The increase in depreciation and amortization expenses as a percentage of revenue was primarily related to assets associated with the Company's outsourcing operations and software. Last year's depreciation and amortization expense includes $19.1 million related to goodwill and employee workforce amortization which is no longer amortized as a result of the Company adopting SFAS No. 142 on March 30, 2002. Excluding goodwill and employee workforce acquired amortization, the depreciation and amortization expense as a percentage of revenue for the first quarter of fiscal 2002 was 6.6% compared with the 7.3% reported.

Income Before Taxes

Income before taxes increased to $111.2 million compared with $68.9 million reported for last year's first quarter. The resulting pre-tax margin was 4.0% compared with 2.5% for the same period last year. Before the amortization of goodwill and employee workforce acquired as described above, last year's first quarter pre-tax margin was 3.2%.

Net Income

Net income was $79.0 million for the first quarter of fiscal 2003, up from $47.7 million for the corresponding period last year. Before the amortization of goodwill and employee workforce acquired, net earnings for last year's first quarter was $66.0 million. This year's first quarter diluted earnings per share was 46 cents versus 28 cents reported for last year's first quarter. Before the amortization of goodwill and employee workforce acquired, diluted earnings per share for last year's first quarter was 39 cents.

Cash Flows

Cash provided by operating activities was $21.7 million for the three months ended June 28, 2002, compared with cash used in operating activities of $111.0 million during the same period last year. The increase of $132.7 million primarily resulted from favorable changes in working capital and an increase in earnings partially offset by a decrease in depreciation and amortization and other non-cash charges.

The Company's net cash used in investing activities totaled $195.4 million for the most recent three months compared to $321.3 million during the same period last year. The decrease principally relates to a disposition of assets sold at approximately book value associated with the expiration of an outsourcing contract and a reduction in the purchases of property and equipment.

Cash provided by financing activities was $145.3 million for the most recent quarter versus $333.5 million for the same period a year ago. The change is principally driven by higher borrowing activity last year and improved working capital performance and lower capital expenditure requirements during the first three months of fiscal 2003 compared to the corresponding period in fiscal 2002.

Financial Condition

During the first quarter of fiscal 2003, the Company's capital outlays included $212.1 million of business investments in the form of fixed asset purchases, acquisitions and outsourcing contract costs. These investments were funded from additional borrowings and existing cash balances, which decreased from $149.1 million to $123.3 million. The Company's debt-to-total capitalization ratio increased from 37.8% at fiscal 2002 year end to 38.1% at June 28, 2002 principally related to additional borrowings. However, due to balance sheet management, issuance of common stock and an increase in earnings over the last twelve months, the Company's debt-to-total capitalization ratio has improved significantly compared with the June 29, 2001 ratio of 45.1%. During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 12 of the Company's Annual Report on Form 10-K for fiscal 2002. The exercise price of this put option is equal to the appraised value of the business.

The Company has a contract with Enron Energy Services Inc. ("EES"), a subsidiary of Enron Corporation to provide project consulting and business process outsourcing services such as billing, collection, meter reading and customer services. On December 2, 2001, EES filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. The Company continues to provide certain services under this contract and is currently being paid for these services. During the third quarter ended December 28, 2001, the Company provided an allowance for doubtful accounts related to pre-Chapter 11 reorganization project-work. In connection with the contract, the Company has purchased property, equipment and software and has incurred outsourcing contract costs.

During June 2002, Telesens KSCL AG ("Telesens") filed an application for preliminary insolvency proceedings. CSC formed a marketing relationship with Telesens, invested in equity securities, and as a result of the sale of certain assets and operations obtained rights to software licenses and receivables with future scheduled payments. During the first quarter ended June 28, 2002, the Company wrote-off its remaining investment in Telesens equity securities, and provided an allowance for the receivables. The remaining balances reflect management's current judgement of net realizable value.

During fiscal 1999, the Company entered into a five-year global technology contract with Budget Group, Inc. ("Budget") to provide outsourcing and business transformation services. Subsequent to the end of the first quarter, on July 29, 2002, Budget filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. The Company continues to provide services under this contract and is currently being paid for these services. In connection with the contract, the Company has an investment in equipment and software and has incurred outsourcing contract costs.

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

At June 28, 2002, the Company's syndicated credit facilities were comprised of a $321 million facility which expires on August 18, 2005 and a $316.5 million facility which expires on August 16, 2002. These agreements are filed as Exhibits 10.24 and 10.25 to the Company's Form 10-Q for the quarter ended September 28, 2001. As of June 28, 2002, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements. The Company intends to renew the $316.5 million facility.

At June 28, 2002, the Company had $402.7 million of short-term debt and current maturities of long-term debt and $1,937.8 billion of long-term debt, including $230 million of commercial paper borrowings. As further described in Note 6 of the Company's Annual Report on Form 10-K for fiscal 2002, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests. The Company adopted SFAS No. 142 on March 30, 2002.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. By the end of the second quarter of fiscal 2003, the Company will have completed step one of the transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds its fair value, the second step of the transitional impairment test must be completed no later than the end of the fourth quarter of fiscal 2003. The Company has not determined the impact, if any, the transitional goodwill impairment test will have on the Company's consolidated financial position or results of operations. Transitional impairment losses, if any, will be recorded as the effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on March 30, 2002. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 clarifies guidance related to the classification of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for the Company on March 29, 2003. The provision of SFAS No. 145 related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications was effective for all transactions occurring after May 15, 2002. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) changes in the global commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (iii) changes in U.S. federal government spending levels for information technology services; (iv) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (v) the credit worthiness of the Company's commercial customers; (vi) the Company's ability to recover its accounts receivable; (vii)  the Company's ability to recover its capital investment in outsourcing contracts; (viii) the future profitability of the Company's long-term contracts with customers; (ix) the future profitability of the Company's fixed-price contracts; (x) the Company's ability to consummate strategic acquisitions and form alliances; (xi) the Company's ability to attract and retain key personnel; (xiii) fluctuations in currency exchange rates in countries in which the Company does business, and (xii) additional costs associated with the Sarbanes-Oxley Act of 2002, revised NYSE listing standards and other corporate governance issues.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 29, 2002, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended June 28, 2002, there has been no significant change in related market risk factors.

PART II, ITEM 5. OTHER INFORMATION

Report of Management

August 12, 2002

     The consolidated condensed financial statements included in this report are the responsibility of Computer Sciences Corporation management. These consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and accordingly, include amounts that are based upon management's best estimates and judgement.

     The Company maintains a system of internal controls, which in the opinion of management provides reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's authorization. The system includes careful selection and training of qualified personnel who are expected to adhere to the Company's Code of Ethics and Standards of Conduct. On a regular basis, the system is tested and evaluated by the Company's internal auditors and by the independent auditors during their annual audit.

     The Board of Directors has appointed an Audit Committee composed solely of directors who are not officers or employees of the Company. The Audit Committee meets regularly with management, the internal auditors and independent auditors to ensure each is properly discharging its responsibilities. The independent auditors and internal auditors meet periodically and privately with the Audit Committee to review accounting, auditing, internal controls and financial reporting matters.

Van B. Honeycutt Chairman and Chief Executive Officer	Leon J. Level Chief Financial Officer

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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)

10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)

10.12	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.13

Supplemental Executive Retirement Plan, amended and restated effective August 13, 2001* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.14

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

10.16

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.17	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.18	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.19	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.20	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.21	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)

10.22

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.23

Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.24

Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

28	Revenues by Market Sector

_____________________
*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:

There were no reports on Form 8-K filed during the first quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 12, 2002	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer