Form 10-Q
period 2002-09-27
COMPUTER SCIENCES CORP
filed 2002-11-08
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2002

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

171,657,895 shares of Common Stock, $1.00 par value, were outstanding on October 25, 2002.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Revenues	$ 2,732.4	$ 2,765.3	$ 5,497.2	$ 5,478.9

Costs of services	2,197.3	2,227.8	4,430.0	4,466.8

Selling, general and administrative	162.1	182.8	343.7	355.1

Depreciation and amortization	209.8	216.7	416.5	416.0

Interest expense	35.7	41.9	70.1	79.5

Interest income	(2.0)	(2.3)	(3.8)	(5.8)

Total costs and expenses	2,602.9	2,666.9	5,256.5	5,311.6

Income before taxes	129.5	98.4	240.7	167.3

Taxes on income	36.6	30.2	68.8	51.4

Net income	$ 92.9 =======	$ 68.2 ======	$ 171.9 =======	$ 115.9 ======

Earnings per share (note F):

Basic	$ 0.54 =======	$ 0.40 =======	$ 1.00 ======	$ 0.68 ======

Diluted	$ 0.54 =======	$ 0.40 =======	$ 1.00 ======	$ 0.68 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	Sept. 27, 2002	March 29, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$ 132.2	$ 149.1
Receivables	2,710.0	2,753.9
Prepaid expenses and other current assets	539.7	401.2
Total current assets	3,381.9	3,304.2

Property and equipment, net	1,887.1	1,908.0
Outsourcing contract costs, net (note B)	992.1	992.2
Software, net (note C)	386.0	375.6
Excess of cost of businesses acquired over related net assets, net	1,722.0	1,641.0
Other assets	408.0	389.5
Total assets	$8,777.1 ======	$8,610.5 ======

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 266.0	$ 331.0
Accounts payable	519.8	530.4
Accrued payroll and related costs	554.2	541.5
Other accrued expenses	711.9	876.9
Deferred revenue	208.3	284.2
Income taxes payable	263.5	144.0
Total current liabilities	2,523.7	2,708.0

Long-term debt, net	2,026.6	1,873.1
Other long-term liabilities	321.3	405.8

STOCKHOLDERS' EQUITY (note G)
Common stock issued, par value $1.00 per share	172.1	171.6
Additional paid-in capital	1,065.1	1,047.6
Earnings retained for use in business	2,810.2	2,638.3
Accumulated other comprehensive loss (note I)	(122.8)	(215.4)
Less common stock in treasury	(19.1)	(18.5)
Total stockholders' equity	3,905.5	3,623.6
Total liabilities and stockholders' equity	$8,771.1 ======	$8,610.5 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Sept. 27, 2002	Sept. 28, 2001
Cash flows from operating activities:
Net income	$171.9	$115.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	422.2	424.9
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(62.7)	(373.3)
(Decrease) increase in liabilities	(273.8)	19.2

Net cash provided by operating activities	257.6	186.7

Investing activities:
Purchases of property and equipment	(302.9)	(358.0)
Acquisitions, net of cash acquired	(7.7)	(41.5)
Dispositions	73.6
Outsourcing contracts	(56.4)	(78.9)
Software	(73.0)	(72.2)
Other investing cash flows	6.1	(16.0)

Net cash used in investing activities	(360.3)	(566.6)

Financing activities:
Borrowings (repayment) under commercial paper, net	63.2	(694.0)
Borrowings (repayment) under lines of credit, net	26.2	(38.7)
Proceeds from debt issuance	.2	1,000.0
Principal payments on long-term debt	(25.9)	(10.0)
Proceeds from stock option and other common stock transactions	18.6	48.1
Other financing cash flows	(0.7)	1.7

Net cash provided by financing activities	81.6	307.1

Effect of exchange rate changes on cash and cash equivalents	4.2	.4

Net decrease in cash and cash equivalents	(16.9)	(72.4)

Cash and cash equivalents at beginning of year	149.1	184.7

Cash and cash equivalents at end of period	$132.2 =====	$112.3 =====

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A)	Revenue Recognition

Computer Sciences Corporation ("CSC" or the "Company") provides services under time and materials, level of effort, cost-based, unit-price and fixed-price contracts. For time and materials and level of effort types of contracts, revenue is recorded when services are provided at agreed upon billing rates. For cost-based contracts, revenue is recorded at the time such fees are probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price. Revenue on long-term, fixed-price contracts is recognized on the basis of the estimated percentage-of-completion of services rendered. The Company has applied this method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company's business practices, methods and historical experience. This method requires estimates of costs and profits over the entire term of the contract, including estimates as to resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known and reviewed by management. Provisions for estimated losses, if any, on long-term, fixed-price contracts are recognized in the period in which the loss is determined. Costs under time and materials, level of effort, cost-based, unit-price and fixed price contracts are expensed as incurred, except for certain costs on outsourcing contracts and sales of proprietary software which are amortized over the life as described below.

Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and the agreed-upon billing rates for the services provided. In some cases, the Company bills customers prior to performing the service, resulting in deferred revenue which is reported as a current liability in the consolidated financial statements. Costs on outsourcing contracts are charged to expense as incurred, except that contract acquisition and transition costs are deferred and charged to expense over the life of the contract, as described in note (B).

Revenues from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is part of the transaction, such revenues are recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred, except for the costs of developing computer software products, which are capitalized and amortized over the life of the software products, as more fully described in note (C).

(B)	Outsourcing Contract Costs

Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the life of the contract. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with policies generally applicable to property and equipment. Amounts paid to the client in excess of the fair market value of acquired property and equipment are capitalized as outsourcing contract costs and amortized over the life of the contract. Management regularly reviews outsourcing contract costs for impairment.

(C)	Software

The Company capitalizes costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to existing software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Capitalized software is amortized based on current and estimated future revenues from the product. The amortization expense is not less than the straight-line amortization expense over the useful product life.

The company capitalizes costs incurred to develop internal-use computer software. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software.

Unamortized capitalized and purchased software consisted of the following (in millions):

	September 27, 2002	March 29, 2002
Commercial software products	$191.5	$187.4
Internal-use software	87.0	94.3
Purchased software	107.5	93.9
Total	$386.0 =====	$375.6 =====

Depreciation and amortization of $209.8 and $216.7 million for the second quarter ended September 27, 2002 and September 28, 2001, respectively includes amortization of capitalized software development costs and purchased software as follows (in millions):

	Second Quarter Ended
	September 27, 2002	September 28, 2001
Commercial software products	$ 18.7	$ 12.7
Internal-use software	11.3	3.4
Purchased software	9.4	6.6
Total	$ 39.4 =====	$ 22.7 ====

Depreciation and amortization of $416.5 and $416.0 million for the second quarter ended September 27, 2002 and September 28, 2001, respectively includes amortization of capitalized software development costs as follows (in millions):

	Six Months Ended
	September 27, 2002	September 28, 2001
Commercial software products	$ 32.9	$ 25.4
Internal-use software	18.9	6.4
Purchased software	17.6	14.5
Total	$ 69.4 =====	$46.3 ====

(D)	Depreciation and Amortization

The Company's depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 10 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Investments and Other Assets:
Software	2 to 10 years
Credit information files	10 to 20 years
Outsourcing contract costs	Contract life

For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method, depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Investments and other assets are amortized on a straight-line basis over the years indicated above, except for software as described in note (C).

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Sept. 27, 2002	March 29, 2002

Property and equipment	$2,006.0	$1,976.4
Excess of cost of businesses acquired over related net assets ("goodwill")	299.7	285.6

(E)	Use of Estimates

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

(F)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

Second Quarter Ended
	Sept. 27, 2002	Sept. 28, 2001

Net income	$ 92.9 =======	$ 68.2 =======

Common share information:
Average common shares outstanding for basic EPS	171.618	169.730
Dilutive effect of stock options	.663	.820
Shares for diluted EPS	172.281 =======	170.550 =======

Basic EPS	$ .54	$ .40
Diluted EPS	$ .54	$ .40

Six Months Ended
	Sept. 27, 2002	Sept. 28, 2001

Net income	$ 171.9 =======	$ 115.9 =======

Common share information:
Average common shares outstanding for basic EPS	171.497	169.391
Dilutive effect of stock options	1.087	.954
Shares for diluted EPS	172.584 =======	170.345 =======

Basic EPS	$ 1.00	$ .68
Diluted EPS	$ 1.00	$ .68

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation during the periods presented. The number of such options was 7,534,554 and 7,526,810 at September 27, 2002 and September 28, 2001, respectively.

(G)

No dividends were paid during the periods presented. At September 27, 2002 and March 29, 2002, there were 172,106,869 and 171,571,591 shares, respectively, of $1.00 par value common stock issued, and 448,974 and 433,754 shares of treasury stock, respectively.

(H)

Cash payments for interest on indebtedness were $72.6 million and $59.8 million for the six months ended September 27, 2002 and September 28, 2001, respectively. Cash payments for taxes on income were $16.4 million and $12.3 million for the six months ended September 27, 2002 and September 28, 2001, respectively.

For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At September 27, 2002, the Company has no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

(I)	The components of comprehensive income, net of tax, are as follows (in millions):

	Second Quarter Ended
	Sept. 27, 2002	Sept. 28, 2001

Net income	$ 92.9	$68.2
Foreign currency translation adjustment	7.0	25.7
Unrealized gain on available for sale securities	1.2	1.0
Comprehensive income	$101.1 =====	$94.9 ====

	Six Months Ended
	Sept. 27, 2002	Sept. 28, 2001

Net income	$171.9	$115.9
Foreign currency translation adjustment	91.9	16.7
Unrealized gain on available for sale securities	.7	.5
Comprehensive income	$264.5 =====	$133.1 =====

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain on available for sale securities.

(J)

CSC provides management and information technology consulting, systems integration and outsourcing. Based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. federal sector and the Global commercial sector. The U.S. federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Second Quarter Ended September 27, 2002
Revenues	$1,966.4	$765.9	$ .1	$2,732.4
Earnings (loss) before interest and taxes	106.8	57.1	(.7)	163.2

Second Quarter Ended September 28, 2001
Revenues	$2,117.3	$647.9	$ .1	$2,765.3
Earnings (loss) before interest and taxes	107.2	39.4	(8.6)	138.0

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Six Months Ended September 27, 2002
Revenues	$3,940.1	$1,557.0	$ .1	$5,497.2
Earnings (loss) before interest and taxes	205.4	109.4	(7.8)	307.0

Six Months Ended September 28, 2001
Revenues	4,164.7	1,314.2		5,478.9
Earnings (loss) before interest and taxes	174.5	81.5	(15.0)	241.0

(K)

As previously disclosed in the Company's fiscal 2001 and 2002 Annual Reports on Form 10-K, the Company recorded a special charge of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) in fiscal 2001. Due to declining global demand for commercial consulting and systems integration, healthcare software license sales, and out-of-scope outsourcing assignments, management performed a broad review of operations and developed and authorized a global restructuring plan. The plan required reductions in head count, facility consolidation, and realignment of consulting and integration practices.

Included in the charge were employee severance costs of $67.9 million, write-offs in connection with consolidation of facilities of $29.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $17.9 million related to phased-out operations and other assets.

As of September 27, 2002, substantially all involuntary termination benefits have been paid and substantially all 1,896 employees, of which 722 were U.S. employees, have been terminated. Approximately $6 million of accrued costs related to the consolidation of facilities remained at September 27, 2002 and will be paid through the end of the facility lease terms.

(L)

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each of the Company's reporting units with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended September 27, 2002, the Company completed the initial goodwill assessment and the annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

A summary of net income and earnings per share for the quarter and the six months ended September 28, 2001 and the three previous fiscal years as adjusted to remove the amortization of goodwill and acquired employee workforce is as follows (in millions):

	Three Months Ended	Six Months Ended	Fiscal Year Ended
	Sept. 28, 2001	Sept. 28, 2001	March 29, 2002	March 30, 2001	March 31, 2000

Net income as reported	$68.2	$115.9	$344.1	$233.2	$402.9
Goodwill amortization, net of taxes	18.5	36.2	72.0	51.5	36.2

Employee workforce amortization	.6	1.2	2.4	.7
Net income as adjusted	$87.3 ====	$153.3 =====	$418.5 =====	$285.4 =====	$439.1 =====

Basic earnings per share:
As reported	$0.40	$0.68	$2.02	$1.39	$2.42
Goodwill amortization, net of taxes	.11	.22	.42	.31	.22
Employee workforce amortization			.01
As adjusted	$0.51 ====	$0.90 ====	$2.45 ====	$1.70 ===	$2.64 ====

Diluted earnings per share:
As reported	$0.40	$0.68	$2.01	$1.37	$2.37
Goodwill amortization, net of taxes	.11	.22	.42	.31	.21
Employee workforce amortization			.01
As adjusted	$0.51 ====	$0.90 ====	$2.44 ====	$1.68 ====	$2.58 ====

A summary of the changes in the carrying amount of goodwill by segment for the six months ended September 27, 2002 is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total

Balance as of March 29, 2002	$1,580.9	$58.8	$1.3	$1,641.0
Additions	8.9			8.9
Reclassification	13.9			13.9
Foreign currency translation	58.2			58.2

Balance as of September 27, 2002	$1,661.9 ======	$58.8 ====	$1.3 ===	$1,722.0 ======

Additions to goodwill during the six months ended September 27, 2002 related to an earnout payment associated with an acquisition made in Europe during fiscal 2001. On March 30, 2002, the Company reclassified its acquired employee workforce intangible asset to goodwill in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of September 27, 2002 and March 29, 2002 is as follows (in millions):

	September 27, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 771.0	$385.0	$ 386.0
Outsourcing contract costs	1,493.2	501.1	992.1
Other intangible assets	67.1	50.1	17.0

Total intangible assets	$2,331.3 ======	$936.2 =====	$1,395.1 ======

	March 29, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 712.0	$336.4	$ 375.6
Outsourcing contract costs	1,380.3	388.1	992.2
Employee workforce acquired	17.0	3.1	13.9
Other intangible assets	67.1	48.6	18.5

Total intangible assets	$2,176.4 ========	$776.2 =======	$1,400.2 ======

13

Amortization expense related to intangible assets was $79.0 million and $67.8 million for the three months and $153.8 million and $118.5 million for the six months ended September 27, 2002 and September 28, 2001, respectively. Estimated amortization expense related to intangible assets at March 29, 2002 for each of the subsequent five years, fiscal 2003 through fiscal 2007, is as follows (in millions): $244.1, $230.1, $202.5, $173.2, and $143.0, respectively.

(M)

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

(N)

As previously disclosed in the Company's fiscal 2001 and 2002 Annual Reports on Form 10-K, in connection with the December 2000 acquisition of Mynd Corporation ("Mynd"), the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and take other actions to integrate Mynd into the Company. These actions were required in order to execute management's plan to eliminate or reposition product redundancies and to streamline infrastructure.

The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $93.4 million and other costs of $29.2 million. The involuntary termination benefits accrued of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of September 27, 2002, approximately $56.3 million had been paid and all of the 518 employees had been involuntarily terminated. The remaining balance represents scheduled payments to be made through 2006.

(O)

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

(P)

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

(Q)

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

(R)

The financial information reported, which is not necessarily indicative of the results for a full year, is unaudited but includes all adjustments which the Company considers necessary for a fair presentation. All such adjustments are normal recurring adjustments.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2003 versus
Second Quarter and First Six Months of Fiscal 2002

Revenues

During the second quarter ended September 27, 2002, the Company's total revenues decreased by 1.2%, or $32.9 million, from the same period last year. On a constant currency basis, total revenues decreased approximately 3.5%.

U.S. federal sector revenue increased 18.2% to $765.9 million during the second quarter. Revenue gains were generated by new and increased work related to intelligence community activities and additional tasking from the General Services Administration Answer, the Immigration and Naturalization Service, and the Internal Revenue Service Prime contracts.

Global commercial sector revenue declined 7.1%, or $150.9 million, over the same quarter of last year. The decrease was principally driven by declines in U.S. commercial operations. Global commercial revenue benefited by approximately 3 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. commercial revenue declined 8.7%, or $91.9 million to $965.7 million during the second quarter of fiscal 2003 compared to the same period last year. The decrease consisted mainly of lower revenue in consulting and systems integration and professional services, including the financial services vertical market.

European revenue of $706.7 million for the second quarter declined by 2.7% compared to the corresponding period last year. The decline is generally due to a reduced market demand for consulting and systems integration services partially offset by $17 million in increased activity in select outsourcing contracts. European revenue growth was favorably impacted by approximately 8 percentage points due to the effects of currency fluctuations.

Other international revenue for the second quarter was down 11.8% to $294.0 million. The decline was primarily attributable to reduced products sales and related services reflecting continued economic downturn in the Asian market. Currency fluctuations in Australia and Asia favorably impacted other international revenue growth by 3 percentage points.

For the first half of fiscal 2003, the Company's total revenue increased by $18.3 million. On a constant currency basis, revenues decreased by approximately 1.5%. Global commercial revenue declined by $224.6 million, or 5.4%, to $3.9 billion for the first six months of fiscal 2003. U.S. commercial revenues declined by $150.5 million, or 7.1%, and European revenue declined by $20 million, or 1.4%, for the first six months of fiscal 2003. Other international operations represented the remaining decline in revenue of $54.1 million in Global commercial, and is an 8.5% decrease from the prior year's first six months. U.S federal sector revenue increased by 18.5% to $1.6 billion for the first six months of fiscal 2003. The Company announced new business awards of $2.1 billion including $855 million related to new U.S. federal contract awards and additional task orders and $1.2 billion related to Global commercial activities. The Company has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (in millions):

	Dollar Amount		Percentage of Revenue		Percentage of Revenue
	Second Quarter		Second Quarter		First Six Months
	Fiscal		Fiscal		Fiscal
	2003	2002	2003	2002	2003	2002

Costs of services	$2,197.3	$2,227.8	80.5%	80.6%	80.5%	81.5%
Selling, general and administrative	162.1	182.8	5.9	6.6	6.3	6.5
Depreciation and amortization	209.8	216.7	7.7	7.8	7.6	7.6
Interest expense, net	33.7	39.6	1.2	1.4	1.2	1.3
Total	$2,602.9 ======	$2,666.9 ======	95.3% =====	96.4% =====	95.6% ====	96.9% ====

Comparing both the second quarter and the first six months of fiscal 2003 to fiscal 2002, total costs and expenses decreased as a percentage of revenue. Approximately .7% of the decrease from last year's comparable quarter and first six months relates to a change in accounting for goodwill amortization as described below.

Costs of services remained virtually unchanged as a percentage of revenue compared to last year's second quarter. Improvement in the U.S. commercial performance was offset by higher costs in European operations. Within U.S. commercial operations, improvement was provided equally by greater utilization in consulting operations and improved performance in outsourcing operations. Consulting operations achieved improved utilization through reduced headcount in response to market conditions. The unfavorable impact by European operations was primarily due to lower utilization as a result of reduced demand for project-oriented work in the European market. A favorable impact was contributed by U.S. Federal operations, mainly as a result of new activities serving the intelligence community.

The improvement in costs of services as a percentage of revenue compared to last year's first six months is principally due to the factors described above and the benefit derived from last year's aggressive cost reduction initiatives in U.S. consulting operations.

Selling, general and administrative expenses as a percentage of revenue were 0.7% lower than the comparable quarter last year and .2% lower than the comparable six months. Substantially all operations reduced selling, general and administrative expense as a percentage of revenue. It is anticipated that the second quarter percentage will rise to some extent as revenue pressures abate and the Company pursues new business opportunities.

Depreciation and amortization expenses as a percentage of revenue were virtually unchanged from last year's second quarter. Last year's depreciation and amortization expenses include $20.0 million related to goodwill and employee workforce amortization which are no longer amortized as a result of the Company adopting Statement of Financial Accounting Standards ("SFAS") No. 142 on March 30, 2002. Excluding goodwill and employee workforce acquired amortization, the depreciation and amortization expenses as a percentage of revenue for the second quarter of fiscal 2002 were 7.1% compared with the 7.7% for the second quarter of fiscal 2003. The increase principally relates to an increase in commercial and internal-use software amortization resulting from development of our software products.

Interest Expense

The decrease of net interest expense as a percentage of revenue relates principally to a reduction of average outstanding debt.

Income Before Taxes

Income before taxes increased to $129.5 million compared with $98.4 million reported for last year's second quarter. The resulting pre-tax margin was 4.7% compared with 3.6% for last year's second quarter and was 4.4% versus 3.1% for last year's six months ended September 28, 2001. Before the amortization of goodwill and employee workforce acquired as described above, last year's second quarter and first six months pre-tax margin was 4.3% and 3.8%, respectively.

Net Income

Net income was $92.9 million for the second quarter of fiscal 2003, up from $68.2 million for the corresponding period last year. Before the amortization of goodwill and employee workforce acquired, net earnings for last year's first quarter were $87.3 million. This year's second quarter diluted earnings per share was 54 cents versus 40 cents reported for last year's second quarter. On a year to date basis, diluted earnings per share was $1.00 versus 68 cents for last year's comparable period. Before the amortization of goodwill and employee workforce acquired, diluted earnings per share for last year's second quarter and first six months was 51 cents and 90 cents, respectively.

Cash Flows

Cash provided by operating activities was $257.6 million for the six months ended Sept 27, 2002, compared with cash provided by operating activities of $186.7 million during the same period last year. The increase of $70.9 million resulted from improved earnings of $56.0 million and a net increase in working capital performance of $17.6 million.

The Company's net cash used in investing activities totaled $360.3 million for the most recent six months compared to $566.6 million during the same period last year. The decrease of $206.3 million results from the disposition of assets sold for $73.6 million (approximately book value), which were associated with the expiration of an outsourcing contract, as well as reductions in the expenditures for property and equipment, acquisitions, and outsourcing contract costs.

Cash provided by financing activities was $81.6 million for the most recent six months versus $307.1 million for the same period a year ago. The change is principally driven by higher borrowing activity last year and improved working capital performance and lower capital expenditure requirements during the first six months of fiscal 2003 compared to the corresponding period in fiscal 2002.

Financial Condition

During the first half of fiscal 2003, the Company's capital outlays included $440.0 million of business investments in the form of fixed asset purchases, software, acquisitions and outsourcing contract costs. These investments were funded from operating cashflows, and to a lesser extent, additional borrowings. The Company's debt-to-total capitalization ratio decreased from 37.8% at fiscal 2002 year-end to 37.0% at September 27, 2002. Due to balance sheet management, issuance of common stock and an increase in earnings over the last twelve months, the Company's debt-to-total capitalization ratio has improved significantly compared with the September 28, 2001 ratio of 43.8%. During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities.

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

During June 2002, Telesens KSCL AG ("Telesens") filed an application for preliminary insolvency proceedings. CSC formed a marketing relationship with Telesens, invested in equity securities, and as a result of the sale of certain assets and operations obtained rights to software licenses and receivables with future scheduled payments. During the first quarter ended June 28, 2002, the Company wrote-off its remaining investment in Telesens equity securities. During the first quarter and second quarter ended June 28, 2002 and September 27, 2002, respectively, the Company provided an allowance for the outstanding receivables. The remaining balances reflect management's current judgement of net realizable value.

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

At September 27, 2002, the Company's syndicated credit facilities were comprised of a $321.0 million facility which expires on August 18, 2005 and a $350.0 million facility which expires on August 15, 2003. As of September 27, 2002, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements.

At September 27, 2002, the Company had $266.0 million of short-term debt and current maturities of long-term debt and $2.0 billion of long-term debt, including $321.0 million of commercial paper borrowings. As further described in Note 6 of the Company's Annual Report on Form 10-K for fiscal 2002, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended September 27, 2002, the Company completed the initial goodwill assessment and the annual goodwill impairment test. No impairment losses were identified as a result of these tests.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements. These factors include, without limitation, the following: (i) competitive pressures; (ii) changes in the global commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (iii) changes in U.S. federal government spending levels for information technology services; (iv) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (v) the credit worthiness of the Company's commercial customers; (vi) the Company's ability to recover its accounts receivable; (vii)  the Company's ability to recover its capital investment in outsourcing contracts; (viii) the future profitability of the Company's long-term contracts with customers; (ix) the future profitability of the Company's fixed-price contracts; (x) the Company's ability to consummate strategic acquisitions and form alliances; (xi) the Company's ability to attract and retain key personnel; (xii) fluctuations in currency exchange rates in countries in which the Company does business, and (xiii) additional costs associated with the Sarbanes-Oxley Act of 2002, revised NYSE listing standards and other corporate governance issues.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 29, 2002, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended September 27, 2002, there has been no significant change in related market risk factors.

 Part I, Item 4. Controls and Procedures.

"Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report and, based upon this evaluation, have concluded that they are effective in all material respects. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

"Internal controls" are the internal accounting controls designed to provide reasonable assurances that:

    transactions are executed in accordance with management's general or specific authorization;

    transactions are recorded as necessary (a) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (b) to maintain accountability for assets;

    access to assets is permitted only in accordance with management's general or specific authorization; and

    the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regard to significant deficiencies or material weaknesses.

Part II. Other Information

Item 5. Submission of Matters to a Vote of Security-Holders.
a.	The Company held its Annual Meeting of Stockholders on August 12, 2002.
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

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld
Irving W. Bailey, II	138,933,455	12,227,830
Stephen L. Baum	138,115,419	13,045,866
Rodney F. Chase	138,119,705	13,041,580
Van B. Honeycutt	138,849,494	12,311,791
William R. Hoover	138,900,075	12,261,210
Leon J. Level	138,894,145	12,267,140
Thomas A. McDonnell	137,329,585	13,831,700
F. Warren McFarlan	138,106,436	13,054,849
James R. Mellor	138,844,106	12,317,179
William P. Rutledge	138,935,722	12,225,563

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

3.5	Bylaws, amended and restated November 4, 2002

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

10.15	Severance Plan for Senior Management and Key Employees, amended and restated effective August 12, 2002*

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

10.25	First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002

28	Revenues by Market Sector

_____________________
*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the second quarter of fiscal 2003. On August 12, 2002, the Registrant filed a Current Report on Form 8-K reporting that its Chief Executive Officer and Chief Financial Officer had, on that day, submitted to the Securities and Exchange Commission the certifications and sworn statements required pursuant to the Sarbanes-Oxley Act of 2002 and the Commission's June 27, 2002 Order, File No. 4-460.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: November 8, 2002	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer

I, Van B. Honeycutt, Chairman and Chief Executive Officer of the Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Sciences Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Van B. Honeycutt Van B. Honeycutt Chairman and Chief Executive Officer

I, Leon J. Level, Vice President and Chief Financial Officer of the Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Sciences Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Leon J. Level Leon J. Level Vice President and Chief Financial Officer