Form 10-Q/A
period 2002-09-27
COMPUTER SCIENCES CORP
filed 2002-11-08
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q/A

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

171,657,895 shares of Common Stock, $1.00 par value, were outstanding on October 25, 2002. The Registrant hereby amends Part II, Item 6(a) to delete Exhibit 28 and to add Exhibit 99.

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

10.25	First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002

99	Revenues by Market Sector**

_____________________
*	Management contract or compensatory plan or agreement
**	Filed with this amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: November 8, 2002	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer