Form 10-Q
period 2002-12-27
COMPUTER SCIENCES CORP
filed 2003-02-07
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 27, 2002

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

         172,167,828 shares of Common Stock, $1.00 par value, were outstanding on January 24, 2003.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Dec. 27, 2002	Dec. 28, 2001	Dec. 27, 2002	Dec. 28, 2001

Revenues	$2,793.6	$2,893.5	$8,267.4	$8,344.1

Costs of services	2,248.5	2,344.8	6,665.3	6,802.7

Selling, general and administrative	167.6	184.0	524.5	548.0

Depreciation and amortization	195.3	204.2	588.5	591.9

Interest expense	36.3	38.6	106.4	118.1

Interest income	(1.7)	(3.7)	(5.5)	(9.5)

Total costs and expenses	2,646.0	2,767.9	7,879.2	8,051.2

Income before taxes	147.6	125.6	388.2	292.9

Taxes on income	41.9	38.5	110.7	89.9

Net income	$ 105.7 ======	$ 87.1 ======	$ 277.5 =======	$ 203.0 ======

Earnings per share:

Basic	$ 0.62 =====	$ 0.51 ======	$ 1.62 =======	$ 1.20 =======

Diluted	$ 0.61 =====	$ 0.51 ======	$ 1.61 =======	$ 1.19 =======

See accompanying notes.

 COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	Dec. 27, 2002 (unaudited)	March 29, 2002

ASSETS
Cash and cash equivalents	$ 161.0	$ 149.1
Receivables	2,852.9	2,753.9
Prepaid expenses and other current assets	515.1	401.2
Total current assets	3,529.0	3,304.2

Property and equipment, net	1,860.7	1,908.0
Outsourcing contract costs, net	953.3	992.2
Software, net	384.2	375.6
Excess of cost of businesses acquired over related net assets, net	1,749.2	1,641.0
Other assets	407.2	389.5
Total assets	$ 8,883.6	$ 8,610.5

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 208.9	$ 331.0
Accounts payable	477.0	530.4
Accrued payroll and related costs	503.5	541.5
Other accrued expenses	746.6	876.9
Deferred revenue	218.8	284.2
Income taxes payable	286.8	144.0
Total current liabilities	2,441.6	2,708.0

Long-term debt, net	2,023.9	1,873.1
Other long-term liabilities	366.4	405.8

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	172.2	171.6
Additional paid-in capital	1,067.2	1,047.6
Earnings retained for use in business	2,915.8	2,638.3
Accumulated other comprehensive loss	(84.5)	(215.4)
Less common stock in treasury	(19.0)	(18.5)

Total stockholders' equity	4,051.7	3,623.6

Total liabilities and stockholders' equity	$ 8,883.6 ========	$ 8,610.5 ========

 See accompanying notes.

 COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 27, 2002	Dec. 28, 2001
Cash flows from operating activities:
Net income	$ 277.5	$ 203.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	631.0	643.8
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(166.5)	(322.1)
(Decrease) increase in liabilities	(269.8)	18.5

Net cash provided by operating activities	472.2	543.2

Investing activities:
Purchases of property and equipment	(401.7)	(475.1)
Acquisitions, net of cash acquired	(7.7)	(41.6)
Dispositions	73.6
Outsourcing contracts	(75.8)	(158.0)
Software	(95.5)	(103.4)
Other investing cash flows	16.1	16.2

Net cash used in investing activities	(491.0)	(761.9)

Financing activities:
Borrowings (repayment) under commercial paper, net	21.2	(679.1)
Borrowings (repayment) under lines of credit, net	15.0	(74.6)
Proceeds from debt issuance	.4	1,000.0
Principal payments on long-term debt	(34.5)	(160.4)
Proceeds from stock option and other common stock transactions	20.8	71.7
Other financing cash flows	(2.7)	2.0

Net cash provided by financing activities	20.2	159.6

Effect of exchange rate changes on cash and cash equivalents	10.5	(1.4)

Net increase (decrease) in cash and cash equivalents	11.9	(60.5)

Cash and cash equivalents at beginning of year	149.1	184.7

Cash and cash equivalents at end of period	$ 161.0 ======	$ 124.2 =======

See accompanying notes.

 COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A)	Revenue Recognition

Computer Sciences Corporation (CSC or the Company) provides services under time and materials, level of effort, cost-based, unit-price and fixed-price contracts. For time and materials and level of effort types of contracts, revenue is recorded when services are provided at agreed upon billing rates. For cost-based contracts, revenue is recorded at the time such fees are probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price. Revenue on long-term, fixed-price development contracts is recognized on the basis of the estimated percentage-of-completion if the Company can dependably estimate and measure the extent of progress and the cost to complete. The Company applies the method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company's business practices, methods and historical experience. The method requires estimates of costs and profits over the entire term of the contract, including estimates as to resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Costs under time and materials, level of effort, cost-based, unit-price and fixed-price contracts are expensed as incurred, except for certain costs on outsourcing contracts and sales of proprietary software which are amortized over the useful life as described below.

Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and agreed-upon billing rates for the services provided. Costs on outsourcing contracts are charged to expense as incurred, except that contract acquisition and transition costs are deferred and charged to expense or reflected as a reduction of revenue over the life of the contract, as described in notes (B) and (C).

Revenues from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is required, revenues are recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred, except for the costs of developing computer software products, which are capitalized and amortized over the life of the software products, as more fully described in note (D).

(B)	Reclassification

During the third quarter of fiscal 2003, the Securities and Exchange Commission Staff indicated the guidance in Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" should be applied broadly to all forms of consideration provided by a vendor to its customer, and all arrangements in which an entity pays cash or other forms of consideration to its customers. Accordingly, such consideration is now accounted for as a reduction of revenue. The Company acquires information technology assets from outsourcing clients at negotiated prices and subsequently records the assets at their fair values. Any excess paid over the fair value amounts (the premium) is included in outsourcing contract costs and amortized over the contract life. In accordance with EITF Issue No. 01-09, amortization of premiums has been reclassified from costs and expenses to a reduction of revenue beginning in the third quarter of fiscal 2003. Prior period amounts have been classified to conform to current year presentation. The amounts were $11.8 million and $7.4 million for the third quarter of fiscal 2003 and 2002, respectively. The amounts for the nine months ended December 27, 2002 and December 28, 2001 were $35.2 million and $35.7 million, respectively. These amounts reduced revenues and total costs and expenses by less than 1%, with no impact on income.

Additionally, during the third quarter of fiscal 2003, the Company reclassified the provision doubtful accounts from costs of services to selling, general and administrative. Prior period amounts have been adjusted to conform to current year presentation. For the first nine months of fiscal 2003 and 2002, the amounts were $7.4 million and $16.2 million, respectively. The change in presentation had no impact on revenues or income.

(C)	Outsourcing Contract Costs

Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with fixed asset policies described in note (E). Amounts paid to clients in excess of the fair market value of acquired property and equipment are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of these outsourcing contract costs is accounted for as a reduction in revenue, as described in note (B). Management regularly reviews outsourcing contracts for impairment.

(D)	Software

The Company capitalizes costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to existing software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Capitalized software is amortized based on current and estimated future revenues from the product. The amortization expense is not less than the straight-line amortization expense over product useful life.

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

Unamortized capitalized and purchased software consisted of the following (in millions):

	December 27, 2002	March 29, 2002
Commercial software products	$192.6	$187.4
Internal-use software	81.1	94.3
Purchased software	110.5	93.9
Total	$384.2 =====	$375.6 =====

Depreciation and amortization of $195.3 and $204.2 million for the third quarter ended December 27, 2002 and December 28, 2001, respectively, include amortization of capitalized software development costs and purchased software as follows (in millions):

	Third Quarter Ended
	December 27, 2002	December 28, 2001
Commercial software products	$ 10.9	$ 12.9
Internal-use software	6.2	4.2
Purchased software	9.6	6.9
Total	$ 26.7 =====	$ 24.0 ====

Depreciation and amortization of $588.5 and $591.9 million for the nine months ended December 27, 2002 and December 28, 2001, respectively, include amortization of capitalized software development costs and purchased software as follows (in millions):

	Nine Months Ended
	December 27, 2002	December 28, 2001
Commercial software products	$ 43.8	$ 38.3
Internal-use software	25.1	10.6
Purchased software	27.2	21.4
Total	$ 96.1 =====	$ 70.3 =====

(E)	Depreciation and Amortization
The Company's depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 10 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Software	2 to 10 years
Credit information files	10 to 20 years
Outsourcing contract costs	Contract life

For financial reporting purposes, computer equipment is depreciated using either the straight-line or sum-of-the-years'-digits method, depending on the nature of the equipment's use. The cost of other property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Outsourcing contract costs and credit information files are amortized on a straight-line basis over the years indicated above. Software amortization is described in note (D).

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Dec. 27, 2002	March 29, 2002

Property and equipment	$2,134.7	$1,976.4
Excess of cost of businesses acquired over related net assets	303.8	285.6

(F)	Use of Estimates

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

(G)	Basic and diluted earnings per share (EPS) are calculated as follows (in millions except per share amounts):

Third Quarter Ended
	Dec. 27, 2002	Dec. 28, 2001

Net income	$ 105.7 =======	$ 87.1 ========

Common share information:
Average common shares outstanding for basic EPS	171.669	170.475
Dilutive effect of stock options	.489	1.278
Shares for diluted EPS	172.158 ======	171.753 ======

Basic EPS	$ 0.62	$ 0.51
Diluted EPS	$ 0.61	$ 0.51

Nine Months Ended
	Dec. 27, 2002	Dec. 28, 2001

Net income	$ 277.5 ======	$ 203.0 =======

Common share information:
Average common shares outstanding for basic EPS	171.553	169.754
Dilutive effect of stock options	.892	1.062
Shares for diluted EPS	172.445 ======	170.816 ======

Basic EPS	$ 1.62	$ 1.20
Diluted EPS	$ 1.61	$ 1.19

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of CSC common stock during the periods presented. The number of such options was 8,539,225 and 6,850,842 at December 27, 2002 and December 28, 2001, respectively.

(H)

No dividends were paid during the periods presented. At December 27, 2002 and March 29, 2002, there were 172,149,241 and 171,571,591 shares, respectively, of $1.00 par value common stock issued, and 448,974 and 433,754 shares of treasury stock, respectively.

(I)

Cash payments for interest on indebtedness were $111.8 million and $106.3 million for the nine months ended December 27, 2002 and December 28, 2001, respectively. Cash payments for taxes on income were $53.8 million and $21.6 million for the nine months ended December 27, 2002 and December 28, 2001, respectively.

For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At December 27, 2002, the Company has no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

(J)	The components of comprehensive income, net of income tax, are as follows (in millions):

	Third Quarter Ended
	Dec. 27, 2002	Dec. 28, 2001

Net income	$ 105.7	$ 87.1
Foreign currency translation adjustment	40.2	(27.8)
Unrealized (loss) gain on available for sale securities	(1.9)	.1
Comprehensive income	$ 144.0 ======	$ 59.4 ======

	Nine Months Ended
	Dec. 27, 2002	Dec. 28, 2001

Net income	$277.5	$203.0
Foreign currency translation adjustment	132.1	(11.0)
Unrealized (loss) gain on available for sale securities	(1.2)	.5
Comprehensive income	$408.4 =====	$192.5 =====

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain or loss on available for sale securities.

(K)

CSC provides management and information technology consulting, systems integration and outsourcing. Based on the criteria of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC has two reportable segments: the U.S. federal sector and the Global commercial sector. The U.S. federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The U.S. federal sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Third Quarter Ended December 27, 2002
Revenues	$2,001.5	$794.0	$(1.9)	$2,793.6
Earnings (loss) before interest and taxes	134.6	59.9	(12.3)	182.2

Third Quarter Ended December 28, 2001
Revenues	2,165.0	728.2	.3	2,893.5
Earnings (loss) before interest and taxes	115.4	52.0	(6.9)	160.5

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Nine Months Ended December 27, 2002
Revenues	$5,919.1	$2,350.2	(1.9)	$8,267.4
Earnings (loss) before interest and taxes	340.0	169.3	(20.2)	489.1

Nine Months Ended December 28, 2001
Revenues	6,303.2	2,040.6	.3	8,344.1
Earnings (loss) before interest and taxes	289.9	133.5	(21.9)	401.5

(L)

As previously disclosed in the Company's fiscal 2002 and 2001 Annual Reports on Form 10-K, the Company recorded a special charge of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) in fiscal 2001. Due to declining global demand for commercial consulting and systems integration, healthcare software license sales, and out-of-scope outsourcing assignments, management performed a broad review of operations and developed and authorized a global restructuring plan. The plan required reductions in head count, facility consolidation, and realignment of consulting and integration practices. Included in the $137.5 special charge were employee severance costs of $67.9 million, write-offs in connection with consolidation of facilities of $29.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $17.9 million related to phased-out operations and other assets.

As of December 27, 2002, substantially all involuntary termination benefits have been paid and substantially all 1,896 employees, of which 722 were U.S. employees, have been terminated. Approximately $5 million of accrued costs related to the consolidation of facilities remained at December 27, 2002 and will be paid through the end of the facility lease terms.

(M)

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 on March 30, 2002.

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

A summary of net income and earnings per share for the quarter and the nine months ended December 28, 2001 as adjusted to remove the amortization of goodwill and acquired employee workforce is as follows (in millions):

	Three Months Ended Dec. 28, 2001	Nine Months Ended Dec. 28, 2001

Net income as reported	$ 87.1	$203.0
Goodwill amortization, net of taxes	18.1	54.3
Employee workforce amortization	.6	1.8
Net income as adjusted	$105.8 =====	$259.1 =====

Basic earnings per share:
As reported	$0.51	$1.20
Goodwill amortization, net of taxes	.11	.33
Employee workforce amortization
As adjusted	$0.62 =====	$1.53 =====

Diluted earnings per share:
As reported	$0.51	$1.19
Goodwill amortization, net of taxes	.11	.33
Employee workforce amortization
As adjusted	$0.62 =====	$1.52 =====

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended December 27, 2002 is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Total

Balance as of March 29, 2002	$1,580.9	$60.1	$1,641.0
Additions	8.9		8.9
Reclassification	13.9		13.9
Foreign currency translation	85.4		85.4

Balance as of December 27, 2002	$1,689.1 ======	$60.1 ====	$1,749.2 ======

Additions to goodwill during the nine months ended December 27, 2002 related to an earnout payment associated with an acquisition made in Europe during fiscal 2001. On March 30, 2002, the Company reclassified its acquired employee workforce intangible asset to goodwill in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of December 27, 2002 and March 29, 2002 is as follows (in millions):

	December 27, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 804.7	$ 420.5	$ 384.2
Outsourcing contract costs	1,493.0	539.7	953.3
Other intangible assets	67.1	50.1	17.0

Total intangible assets	$2,364.8 ======	$1,010.3 ======	$1,354.5 ======

	March 29, 2002
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 712.0	$ 336.4	$ 375.6
Outsourcing contract costs	1,380.3	388.1	992.2
Employee workforce acquired	17.0	3.1	13.9
Other intangible assets	67.1	48.6	18.5

Total intangible assets	$ 2,176.4 =======	$ 776.2 =====	$ 1,400.2 ======

Amortization (including reduction of revenues as described in note (B)) related to intangible assets was $69.1 million and $56.9 million for the three months and $222.9 million and $175.4 million for the nine months ended December 27, 2002 and December 28, 2001, respectively. Estimated amortization related to intangible assets at March 29, 2002 for each of the subsequent five years, fiscal 2003 through fiscal 2007, is as follows (in millions): $244.1, $230.1, $202.5, $173.2, and $143.0, respectively.

(N)

In August 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on March 30, 2002. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

(O)

As previously disclosed in the Company's fiscal 2002 and 2001 Annual Reports on Form 10-K, in connection with the December 2000 acquisition of Mynd Corporation (Mynd), the Company incurred costs to exit and consolidate activities, involuntarily terminate employees and take other actions to integrate Mynd into the Company. These actions were required in order to execute management's plan to eliminate or reposition product redundancies and to streamline infrastructure.

The components of the acquisition integration liabilities were employee severance costs of $77.6 million, facility and data center consolidations costs of $93.4 million and other costs of $29.2 million. The involuntary termination benefits accrued of $77.6 million related to 518 Mynd employees, of which 306 were U.S. employees and 212 were international employees; as of December 27, 2002, approximately $57.5 million of the $77.6 million had been paid and all of the 518 employees had been involuntarily terminated. The remaining balance represents scheduled payments to be made through 2006.

(P)

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

(Q)

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

(R)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement could impact the accounting for future exit or disposal activities.

(S)

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance will be effective for revenue arrangements entered into in interim periods beginning after June 15, 2003 and cumulative-effect adjustment may be elected. The Company is currently evaluating EITF Issue No. 00-21 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

(T)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company is currently evaluating FIN 45 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

(U)

In November 2002, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. The Company has not determined the impact of FIN 46 on its consolidated financial position or results of operations.

(V)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement will be effective for the Company's fiscal year 2004.

(W)

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have a one-year term and are renewed annually. CSC guarantees up to $507 million of such working capital credit lines; however, as of December 27, 2002, the amount of the maximum potential payment is $60.9 million, the amount of related outstanding subsidiary debt. The $60.9 million outstanding debt is reflected in the Company's consolidated financial statements.

(X)

On December 13, 2002, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with DynCorp, a provider of systems, services, outsourcing and e-business solutions primarily to the U.S. Government. The Merger Agreement provides for the merger of a wholly owned subsidiary of the Company with and into DynCorp (the Merger). Upon consummation of the Merger (i) DynCorp will become a wholly-owned subsidiary of CSC and (ii) each outstanding share of common stock of DynCorp will be converted into, subject to adjustment as provided in the Merger Agreement, $15 cash and shares of CSC common stock having a market value of $43. Consummation of the Merger is subject to customary conditions, including antitrust regulatory clearances and approval by the shareholders of DynCorp.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2003 versus
Third Quarter and First Nine Months of Fiscal 2002

Revenues

During the third quarter ended December 27, 2002, the Company's total revenues decreased $99.9 million, or 3.5%, over the same period last year. On a constant currency basis, total revenues decreased by 6.4%.

U.S. federal sector revenue increased 9.0% to $794.0 million during the third quarter compared to the third quarter of fiscal 2002. The civil agencies business generated substantial revenue growth from new and increased task orders and accounted for approximately 80% of the U.S. federal sector growth. Revenue gains were generated by work related to additional tasking from the Immigration and Naturalization Service, General Services Administration and the Internal Revenue Service Prime contracts. The Missile Defense Agency contract and work related to intelligence community activities continued to contribute to revenue growth. During the third quarter, the U.S. federal sector's revenue growth was adversely impacted by 3.3 percentage points from a schedule delay and a change in estimate of resources and costs necessary to complete performance on a Department of Defense contract with a consequent impact to income before taxes of $24 million. In order to minimize the effect of schedule delays on completion of certain system implementation tests, additional resources were added, resulting in the change in estimate of resources necessary.

Global commercial sector revenue declined 7.6%, or $163.5 million, from the same quarter last year. The decrease was principally driven by declines in U.S. commercial operations and other international revenue. Global commercial revenue benefited by approximately 3 percentage points due to currency fluctuations in Europe, Australia, and Asia.

U.S. commercial revenue declined 11.8%, or $130.1 million to $970.7 million during the third quarter of fiscal 2003 from the same period last year. The revenue decline principally relates to a reduction in outsourcing activities. Outsourcing revenues declined as a result of the expiration of an outsourcing contract as well as client reduction in billable volumes and discretionary projects partially offset by approximately $48 million in new outsourcing activities.

European revenue remained virtually unchanged with revenues of $760.1 million for the third quarter compared to the corresponding period last year. Approximately 15% growth in outsourcing activities were offset by revenue declines in professional services and consulting and systems integration, including the financial services vertical market. Currency fluctuations favorably impacted European revenue by approximately 9 percentage points.

Other international revenue for the third quarter was down 10.7% to $270.7 million. The decline was primarily attributable to reduced product sales and related services reflecting the continued economic downturn in the Asian market. Currency fluctuations in Australia and Asia favorably impacted other international revenue growth by approximately 4 percentage points.

For the first nine months of fiscal 2003, the Company's total revenues decreased by $76.7 million, or approximately 1%. On a constant currency basis, revenues decreased by approximately 3%. Global commercial revenue declined by $384.1 million, or 6.1%, to $5.9 billion for the first nine months of fiscal 2003. U.S. commercial revenue declined by $276.6 million, or 8.6%, and European revenue declined by $21.4 million, or 1%, for the first nine months of fiscal 2003. The U.S. commercial decline can be attributed approximately equally to revenue declines in outsourcing activities and consulting and systems integration services. European revenues declined as a result of reductions in consulting and systems integration activities partially offset by approximately $127 million in outsourcing growth. Other international operations represented the remaining decline in revenues of $86.1 million in Global commercial, and reflected a 9% decrease from the prior year's first nine months. The decrease in other international revenues is a result of reduced product sales and related services resulting from the Asian economic downturn. U.S. federal sector revenue increased by 15.2% to $2.4 billion for the first nine months of fiscal 2003. Revenue gains were generated from new and increased work related to intelligence community contracts and civil agencies as noted above.

CSC provides information technology services to J.P. Morgan Chase & Co. as a prime contractor pursuant to a 1996 agreement expiring in July 2003. During the fourth quarter of fiscal 2003, CSC and J.P. Morgan will restructure the service delivery model so that in the future, CSC will provide services to J.P. Morgan primarily as a subcontractor, and such services will be less capital intensive. Following this restructuring, total annual revenues from services provided directly or indirectly to J.P. Morgan are expected to be approximately 40% of the annual revenue CSC currently realizes under the 1996 agreement, excluding variable project work.

The Company announced new business awards of $3.9 billion for the first nine months, including $1.5 billion related to new U.S. federal contract awards and $2.4 billion related to Global commercial activities. The comparable new awards for the first nine months of fiscal 2002 were $10.2 billion. The Company has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings.

During the third quarter of fiscal 2003, the Securities and Exchange Commission Staff indicated the guidance in Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" should be applied broadly to all forms of consideration provided by a vendor to its customer, and all arrangements in which an entity pays cash or other forms of consideration to its customers. Accordingly, such consideration is now accounted for as a reduction of revenue. The Company acquires information technology assets from outsourcing clients at negotiated prices and subsequently records the assets at their fair values. Any excess paid over the fair value amounts (the premium) is included in outsourcing contract costs and amortized over the contract life. In accordance with EITF Issue No. 01-09, amortization of premiums has been reclassified from costs and expenses to a reduction of revenue beginning in the third quarter of fiscal 2003. Prior period amounts have been classified to conform to current year presentation. The amounts were $11.8 million and $7.4 million for the third quarter of fiscal 2003 and 2002, respectively. The amounts for the nine months ended December 27, 2002 and December 28, 2001 were $35.2 million and $35.7 million, respectively. These amounts reduced revenues and total costs and expenses by less than 1%, with no impact on income.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (dollars in millions):

	Dollar Amount		Percentage of Revenue
	Third Quarter		Third Quarter		First Nine Months
	Fiscal		Fiscal		Fiscal
	2003	2002	2003	2002	2003	2002

Costs of services	$2,248.5	$2,344.8	80.5%	81.0%	80.6%	81.5%
Selling, general and administrative	167.6	184.0	6.0	6.4	6.3	6.6
Depreciation and amortization	195.3	204.2	7.0	7.1	7.1	7.1
Interest expense, net	34.6	34.9	1.2	1.2	1.2	1.3
Total	$2,646.0 ======	$2,767.9 ======	94.7% =====	95.7% =====	95.2% =====	96.5% =====

Total costs and expenses decreased as a percentage of revenue compared to fiscal 2002 for both the third quarter and the first nine months of fiscal 2003. Approximately .7 percentage points of the decrease from last year's comparable quarter and first nine months relates to the change in accounting for goodwill amortization as described below.

Comparing the third quarter of fiscal 2003 to fiscal 2002, costs of services decreased as a percentage of revenue. U.S outsourcing and consulting and systems integration services contributed approximately 2 percentage points of costs of services improvement through cost containment. Approximately 1 percentage point or $30 million of improvement relates to a reduction in costs of service estimates and related current liabilities for a U.S. federal sector contract. This decrease, and its consequent favorable impact on income before taxes, is the result of a decline in selected service and units required by the contract as a result of the completion of a computer systems inventory. This improvement is not expected to benefit future performance. The favorable performance improvements were offset by approximately 1.5 percentage points related to European and other operations, and by approximately 1 percent or $24 million related to the revenue reduction of the Department of Defense contract noted above.

During the third quarter of fiscal 2003, Enron Energy Services Inc. (EES), a subsidiary of Enron Corporation, notified the Company of EES' intention to terminate consulting and outsourcing services. As a result of the indicated intention to terminate, the Company incurred net expenses of $13.1 million related to outsourcing contract costs and other items associated with the EES contract, with such expenses included in the U.S. outsourcing discussion above. The Company is reviewing redeployment of the remaining EES contract computing and billing assets, with an aggregate net book value of $13.4 million, upon actual termination of the contract.

During the third quarter of fiscal 2003, the Company reclassified the provision for doubtful accounts from costs of services to selling, general and administrative. Prior period amounts have been adjusted to conform to current year presentation. For the first nine months of fiscal 2003 and 2002, the amounts were $7.4 million and $16.2 million, respectively. The change in presentation had no impact on revenues or income. For the third quarter of fiscal 2003, selling, general and administrative expense as a percentage of revenue decreased by .4 percentage points. The improvement can be principally attributed to the enhanced performance in the provision for doubtful accounts. The third quarter of fiscal 2002 included increased provision related to certain companies where the company provided consulting and systems integration and professional services. Excluding the effect of the provision, selling, general and administrative expense declined approximately $3.3 million.

Depreciation and amortization expense as a percentage of revenue was virtually unchanged from last year's third quarter. Last year's depreciation and amortization expense included $19.5 million related to goodwill and employee workforce amortization which is no longer amortized as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 on March 30, 2002. Excluding goodwill and employee workforce acquired amortization, the depreciation and amortization expense as a percentage of revenue for the third quarter of fiscal 2002 was 6.4% compared with the 7.0% for the third quarter of fiscal 2003. The increase in depreciation expense as a percentage of revenues principally relates to a decline in revenue base combined with an increase in depreciation expense associated with occupying new facilities. The new facilities were exchanged for property utilized under operating leases.

Total costs and expenses for the first nine months of fiscal 2003 decreased as a percentage of revenue compared to the same period last year. Performance improvement in costs of services of approximately $65 million in the U.S. commercial operations and U.S. federal sector was partially offset by higher cost as a percentage of revenue in European operations which had a negative $16 million performance impact. Within

U.S. commercial, improvement was provided by greater utilization in consulting operations and improved performance in outsourcing operations. The unfavorable impact of European operations was primarily due to lower utilization as a result of reduced demand for project-oriented work in the European market. Other cost categories remained virtually unchanged from last year.

Interest Expense

The net interest expense decrease of $.3 million in the third quarter of fiscal 2003 compared to the same period last year resulted from a reduction in average outstanding debt, which decreased interest expense by $2.3 million. The reduction in interest expense was partially offset by a $2.0 million decrease in interest income. Net interest expense decreased $7.7 million for the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The decrease resulted from a reduction in average outstanding debt, which was partially offset by $4.0 million decrease in interest income.

Income Before Taxes

Income before taxes increased to $147.6 million compared with $125.6 million reported for last year's third quarter. The resulting pre-tax margin was 5.3% compared with 4.3% for last year's third quarter and was 4.7% versus 3.5% for the first nine months of fiscal 2003 and fiscal 2002, respectively.

Net Income

Net income was $105.7 million for the third quarter of fiscal 2003, up from $87.1 million for the corresponding period last year. Excluding the amortization of goodwill and employee workforce acquired, net income for last year's third quarter was $105.8 million. As a result of the elimination of goodwill amortization, the tax provision for the first nine months of fiscal 2003 resulted in a 2.2% reduction in the Company's effective tax rate. However, excluding the impact of the amortization of goodwill and employee workforce acquired on the tax rate, the effective tax rate for the first nine months of fiscal 2003 is approximately 3 percentage points higher than the comparable rate for the same period last year due to the reduced relative impact of favorable permanent tax differences.

Cash Flows

Cash provided by operating activities was $472.2 million for the nine months ended December 27, 2002, compared with $543.2 million during the same period last year. The decrease of $71.0 million primarily resulted from unfavorable changes in working capital partially offset by an increase in net income.

The Company's cash expenditures for investing activities totaled $491.0 million for the most recent nine months versus $761.9 million during the same period last year. The decrease of $270.9 million results from the $73.6 million disposition of assets associated with the expiration of an outsourcing contract, as well as reductions in the expenditures for property and equipment, acquisitions, and outsourcing contract costs.

Cash provided by financing activities was $20.2 million for the most recent nine months versus $159.6 million for the same period a year ago. The change is principally driven by higher borrowing last year and lower capital expenditure requirements during the first nine months of fiscal 2003 compared to the corresponding period in fiscal 2002.

Financial Condition

During the first nine months of fiscal 2003, the Company's capital outlays included $580.7 million of business investments in the form of fixed asset purchases, acquisitions, software and outsourcing awards. These investments were funded from operating cashflows, and to a lesser extent, dispositions and additional borrowings. The Company's debt-to-total capitalization ratio decreased from 37.8% at fiscal 2002 year-end to 35.5% at December 27, 2002. The Company's debt-to-total capitalization ratio has improved significantly compared with the December 28, 2001 ratio of 41.5%. During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 12 of the Company's Annual Report on Form 10-K for fiscal 2002. The exercise price of this put option is equal to the appraised value of the business.

During June 2002, Telesens KSCL AG ("Telesens") filed an application for preliminary insolvency proceedings. CSC formed a marketing relationship with Telesens, invested in equity securities, and as a result of the sale of certain assets and operations obtained rights to software licenses and receivables with future scheduled payments. During the first quarter ended June 28, 2002, the Company expensed its remaining investment in Telesens equity securities. During the first nine months of fiscal 2003, the Company provided an allowance for the outstanding receivables. The remaining balances reflect management's current judgement of net realizable value.

During fiscal 1999, the Company entered into a five-year global technology contract with Budget Group, Inc. ("Budget") to provide outsourcing and business transformation services. On July 29, 2002, Budget filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. The Company continues to provide services under this contract and is being paid for them currently. In connection with the contract, the Company has an investment in equipment and software and has incurred outsourcing contract costs.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above.

The Company's sources of liquidity include the issuance of commercial paper and short-term borrowings. If the Company was unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under two syndicated backstop credit facilities.

At December 27, 2002, the Company's syndicated credit facilities were comprised of a $321.0 million facility which expires on August 18, 2005 and a $350.0 million facility which expires on August 15, 2003. As of December 27, 2002, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements.

At December 27, 2002, the Company had $208.9 million of short-term debt and current maturities of long-term debt and $2.0 billion of long-term debt, including $321.0 million of commercial paper borrowings. As further described in Note 6 of the Company's Annual Report on Form 10-K for fiscal 2002, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

On December 13, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with DynCorp, a provider of systems, services, outsourcing and e-business solutions primarily to the U.S. Government. The Merger Agreement provides for the merger of a wholly owned subsidiary of the Company with and into DynCorp (the "Merger"). Upon consummation of the Merger (i) DynCorp will become a wholly-owned subsidiary of CSC and (ii) each outstanding share of common stock of DynCorp will be converted into, subject to adjustment as provided in the Merger Agreement, $15 cash and shares of CSC common stock having a market value of $43. Consummation of the Merger is subjected to customary conditions, including antitrust regulatory clearances and approval by the shareholders of DynCorp.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The adoption of this statement could impact the accounting for future exit or disposal activities.

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance will be effective for revenue arrangements entered into in interim periods beginning after June 15, 2003 and cumulative-effect adjustment may be elected. The Company is currently evaluating EITF Issue No. 00-21 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company is currently evaluating FIN 45 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. The Company has not determined the impact of FIN 46 on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement will be effective for the Company's fiscal year 2004.

Forward-Looking Statements

All statements and assumptions in this Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements as to the impact of the proposed merger with DynCorp and other statements with respect to CSC's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC's control, that could cause actual results to differ materially from the results described in such statements.

These factors include, without limitation, the following: (i) changes in the global commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) changes in U.S. federal government spending levels for information technology services; (iii) competitive pressures; (iv) the credit worthiness of the Company's commercial customers; (v) the Company's ability to recover its accounts receivable; (vi) the Company's ability to recover its capital investment in outsourcing contracts; (vii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (viii) the future profitability of the Company's long-term contracts with customers; (ix) the future profitability of the Company's fixed-price contracts; (x) the Company's ability to consummate and integrate acquisitions and form alliances; (xi) the Company's ability to attract and retain qualified personnel; and (xii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

These factors also include the following risks specifically related to the proposed merger with DynCorp: (i) the failure of the DynCorp stockholders to approve the proposed merger; (ii) the risk that CSC and DynCorp will be unable to meet conditions imposed for, or governmental clearances required for, the proposed merger; (iii) the risk that the CSC and DynCorp businesses will not be integrated successfully; (iv) the risk that the expected benefits of the proposed merger may not be realized; (v) the risk that resales of CSC stock following the merger may cause the market price to fall; and (vi) CSC's increased indebtedness after the merger.

Forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. CSC does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 29, 2002, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 27, 2002, there has been no significant change in related market risk factors.

PART I, ITEM 4. CONTROLS AND PROCEDURES

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

3.5	Bylaws, amended and restated effective November 4, 2002

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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)

10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)

10.12	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.13	Supplemental Executive Retirement Plan, amended and restated effective February 3, 2003*

10.14	Deferred Compensation Plan, amended and restated effective December 9, 2002*

10.15

Severance Plan for Senior Management and Key Employees, amended and restated effective August 12, 2002* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002)

10.16

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.17	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.18	Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003*

10.19	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.20	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.21	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)

10.23

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.24

Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.25

Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.26

First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002 (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 27, 2002)

99	Revenues by Market Sector
_____________________
*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the third quarter of fiscal 2003. On December 13, 2002, the registrant filed a current report on Form 8-K reporting that it had entered into an agreement and plan of merger with DynCorp.

SIGNATURE AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 7, 2003	By:	/s/ Donald G. DeBuck Donald G. DeBuck Vice President and Controller Chief Accounting Officer

I, Van B. Honeycutt, Chairman and Chief Executive Officer of the Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Sciences Corporation;

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

Date: February 7, 2003		By:	/s/ Van B. Honeycutt Van B. Honeycutt Chairman and Chief Executive Officer

I, Leon J. Level, Vice President and Chief Financial Officer of the Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Sciences Corporation;

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

Date: February 7, 2003		By:	/s/ Leon J. Level Leon J. Level Vice President and Chief Financial Officer