Form 10-K
period 2003-03-28
COMPUTER SCIENCES CORP
filed 2003-06-13
CIK 23082

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2003
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      As of May 23, 2003 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $6,951,000,000. A total of 186,935,500 shares of common stock was outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 2003, are incorporated by reference into Part III hereof.

i

PART I

Item 1.     Business

INTRODUCTION AND HISTORY

General

      Computer Sciences Corporation (CSC or the Company) is one of the world leaders in the information technology (I/T) and professional services industry. Since it was founded in 1959, the Company has helped clients use I/T more efficiently in order to improve their operations and profitability, achieve business results and focus on core competencies.

      CSC offers a broad array of services to clients in the global commercial and government markets and specializes in the application of complex I/T to achieve its customers’ strategic objectives. Its service offerings include information technology and business process outsourcing and I/T and professional services.

      Outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, managing key functions for clients, such as claims processing, credit checking, logistics and customer call centers.

      I/T and professional services includes systems integration, consulting and professional services. Systems integration encompasses designing, developing, implementing and integrating complete information systems. Consulting and professional services includes advising clients on the strategic acquisition and utilization of I/T and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering. Also included are a variety of specialized technical functions such as aviation services and base and range operations. During fiscal 2003, approximately 50% of CSC’s activities in I/T and professional services were delivered by its U.S. Federal sector.

      CSC also licenses sophisticated software systems for the healthcare and financial services markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

      In addition, CSC does not have exclusive agreements with hardware or software providers and believes that this “vendor neutrality” enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

      CSC provides its services to clients in global commercial industries and to the U.S. federal government. Segment and geographic information is included in Note 12 to the Company’s consolidated financial statements for the fiscal year ended March 28, 2003.

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

      In the global commercial market sector, CSC’s service offerings are marketed to clients in a wide array of industries including aerospace/defense; automotive; chemical and energy; consumer goods; financial services; healthcare; manufacturing; media; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities.

      Geographically, CSC has major operations throughout North America, Europe and Asia-Pacific.

      During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2003	2002	2001

U.S. Commercial	34%	38%	39%
Europe	26	26	25
Other International	11	11	11

Global Commercial	71	75	75
U.S. Federal Government	29	25	25

Total Revenues	100%	100%	100%

Fiscal Year 2003 Overview

      During fiscal 2003, CSC announced awards valued at approximately $7.7 billion, including $5 billion of Global Commercial awards and $2.7 billion with the U.S. federal government. These multi-year awards represent the estimated value at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. federal activities.

      Continuing with its strategy of balanced growth through organic sources (new contracts and contract expansion) and acquisition, CSC acquired U.S. federal government I/T and professional services provider DynCorp during March 2003. This transaction enhances CSC’s access to the growing federal I/T and professional services markets and expands the Company’s already broad variety of services provided to various levels of the U.S. government. The combined operations rank CSC as a Top 3 U.S. federal I/T contractor providing comprehensive end-to-end services and solutions throughout our clients’ business processes.

Global Commercial Market Highlights

      Within the global commercial market, there were several significant awards to CSC during fiscal 2003:

      CSC’s largest commercial award during fiscal 2003 was the 10 year, $1.6 billion global I/T outsourcing agreement with Motorola. This award calls for the Company to manage Motorola’s worldwide midrange, desktop and distributed computing and network infrastructure, along with help desk functions.

      Bombardier Transportation, an operating group of Bombardier Inc. and a leader in rail equipment manufacturing and servicing, entered into a $700 million, 7 year I/T outsourcing agreement with CSC. The Company will provide desktop, help desk, data center, network and application management services.

      D&B, formerly known as Dun & Bradstreet, and CSC signed a 10 year, $560 million I/T outsourcing agreement which calls for CSC to manage help desk, network and desktop and laptop support functions. D&B will also transition data center operations as well as print and mail facilities services to the Company.

      CSC will continue to provide distributed computing data processing services to J.P.Morgan Chase & Co. under a new 7 year, $500 million subcontract, replacing the Company’s initial agreement with J.P.Morgan Chase & Co. entered into during 1996.

      The Company continued to strengthen and expand its relationship with Raytheon Company through three outsourcing arrangements totaling $492 million over 8 years. A new agreement with Raytheon Aircraft Company calls for CSC to manage a full range of I/T infrastructure. The duration of two of the Company’s existing agreements with Raytheon Company are also extended by 8 years under the terms of these agreements.

      CSC signed an 8 year, $320 million agreement to provide a broad range of I/T infrastructure outsourcing services to Basell, the world’s largest producer of polypropylene. Under the terms of the agreement, the Company will assume responsibility for Basell’s global I/T infrastructure, including data center, help desk and network operations and desktop computers.

      Adding to the Company’s relationship with United Technologies Corporation (UTC), CSC was awarded a $143 million agreement expanding its I/T outsourcing to include similar services for UTC operations in Asia Pacific. This expansion brings total UTC awards of $4 billion to CSC through 2014.

U.S. Federal Government Market Highlights

      CSC provides a broad array of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. The Company has extensive experience in the development of software for mission-critical systems for defense and civil agency applications, and also provides systems engineering and specialized support in network management, satellite communications, intelligence, aerospace, logistics and related high-technology fields. As a result of the DynCorp acquisition, CSC also provides a variety of technical functions such as aircraft maintenance and marine services.

      There were several significant awards to CSC during fiscal 2003 from the U.S. federal government:

      CSC is 1 of 8 teams awarded the U.S. Army’s Rapid Response Program Government-wide Acquisition contract. The contract to provide a variety of rapid support services is available to all government agencies. The Company’s portion of the $3 billion contract is estimated to be $700 million over 8 years. CSC will provide a broad range of services, including communications, I/T services, aircraft refurbishment and airstrip construction.

      The National Security Agency has selected CSC as 1 of 4 companies to provide systems and security engineering, hardware and software installation, help desk support and systems administration. The Company’s estimated share of the blanket purchase order is $300 million over 5 years (if all options are exercised).

      CSC was awarded a 7 year, $285 million (if all options are exercised) task order from the Environmental Protection Agency to implement, operate and maintain an e-government central data exchange. This portal will integrate environmental information and provide a single point of entry for environmental reporting from federal, state and local government agencies and private industry.

      The Missile Defense Agency awarded CSC a 3 year, $270 million (if all options are exercised) follow-on contract to continue providing scientific, engineering and technical assistance including acquisition and business management, systems engineering, testing and evaluation, and web engineering support services to the Ballistic Missile Defense System.

COMPETITION

      The I/T and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company.

      CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response or a combination of these factors. In the opinion of the Company’s management, CSC is positioned to compete effectively in the global commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of I/T and professional services that it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services.

EMPLOYEES

      The Company has offices worldwide, and as of March 28, 2003 employed approximately 90,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

      All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission on or after November 15, 2002 are available free of charge through the Company’s internet website, www.csc.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

Item 2.	Properties

	Approximate
Owned properties as of March 28, 2003	Square Footage	General Usage

Blythewood, South Carolina	521,000	Computer and General Office Facility
Copenhagen, Denmark	486,000	Computer and General Office Facility
Austin, Texas	404,000	General Office
Falls Church, Virginia	401,000	General Office
Aldershot, England	268,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office Facility
San Diego, California	162,000	Computer and General Office Facility
Norwich, Connecticut	144,000	Computer and General Office Facility
Meriden, Connecticut	118,000	Computer and General Office Facility
Aaurus, Denmark	104,000	General Office
Moorestown, New Jersey	99,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office Facility
Shatin, Hong Kong	72,000	General Office
Singapore	61,000	General Office
Jacksonville, Illinois	60,000	General Office
High Brooms, England	43,000	Computer and General Office Facility
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	495,000	Primarily General Offices

Leased properties as of March 28, 2003

Washington, D.C. area	3,158,000	Computer and General Office Facility
Australia and other Pacific Rim locations	1,348,000	Computer and General Office Facility
Texas	865,000	Computer and General Office Facility
Germany	840,000	General Office
New Jersey	792,000	General Office
Ohio	616,000	General Office
England	603,000	General Office
Georgia	579,000	General Office
Alabama	471,000	General Office
Connecticut	451,000	General Office
New York	380,000	General Office
Massachusetts	373,000	General Office
Tennessee	353,000	General Office
Delaware	318,000	General Office
California	314,000	General Office
France	251,000	General Office
Denmark	226,000	General Office
Various other U.S. and foreign locations	3,249,000	Computer and General Office Facilities

      Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2004 through fiscal 2018.

Item 3.	Legal Proceedings

      The Company is currently party to a number of disputes which involve or may involve litigation. After consultation with counsel, it is the opinion of Company management that the ultimate liability, if any, with respect to these disputes will not be material to the Company’s results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

		Year First
		Elected as	Term as	Position Held	Family
Name	Age	an Officer	Officer	with the Registrant	Relationship

Van B. Honeycutt*	58	1987	Indefinite	Chairman and Chief Executive Officer	None
Michael W. Laphen	52	2001	Indefinite	President and Chief Operating Officer, effective April 1, 2003	None
Edward P. Boykin	64	1995	**	President and Chief Operating Officer, through March 31, 2003	None
Leon J. Level*	62	1989	Indefinite	Vice President and Chief Financial Officer	None
Harvey N. Bernstein	56	1988	Indefinite	Vice President	None
Paul M. Cofoni	54	2001	Indefinite	Vice President	None
Donald G. DeBuck	45	2001	Indefinite	Vice President and Controller	None
Hayward D. Fisk	60	1989	Indefinite	Vice President, General Counsel and Secretary	None
Paul T. Tucker	55	1997	Indefinite	Vice President	None

*	Director of the Company

**	Retired effective June 1, 2003

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

      Michael W. Laphen joined the Company in 1977 and was elected President and Chief Operating Officer in April 2003 and Vice President in August 2001. He was President of the European Group from August 2000 to March 31, 2003. Previous positions within the Company include President of the Federal sector-Civil Group (1998-2000), and President of Systems Group - Integrated Systems Division (1992-1998).

      Edward P. Boykin has retired effective June 1, 2003. He joined the Company in 1966 and was elected President and Chief Operating Officer in July 2001, serving in that role through March 31, 2003. Previous positions within the Company include President of the Financial Services Group (1999-2001), CSC Vice President with responsibility for leveraging the capabilities that exist within the J.P. Morgan and DuPont accounts (1998-1999), President of The Pinnacle Alliance, a CSC-managed organization providing information technology outsourcing and other services to J.P. Morgan (1996-1998), and President of the Technology Management Group (1993-1996).

      Leon J. Level joined the Company in 1989 as Vice President and Chief Financial Officer and as a member of CSC’s Board of Directors. Former positions include Vice President and Treasurer of Unisys Corporation and Chairman of Unisys Finance Corporation; Assistant Corporate Controller and Executive Director of The Bendix Corporation; and Principal with the public accounting firm of Deloitte & Touche LLP.

      Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Deputy General Counsel and was elected a Vice President in 1988. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver & Jacobson in Washington, D.C.

      Paul M. Cofoni joined the Company in 1991 and was elected Vice President in August 2001. He has been President of the Federal sector since June 2001. Previous positions within the Company include President of the Technology Management Group (1998-2001) and Vice President of the Technology Management Group’s Eastern Region (1991-1998). Prior to joining the Company, he had a 17 year career with General Dynamics Corporation, where he held various executive-level positions.

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

      As of June 5, 2003 the number of registered shareholders of Computer Sciences Corporation’s common stock was 10,734. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 5, 2003.

	2003				2002		2001

Calendar Quarter	High		Low		High	Low	High	Low

1st	36.65		27.50		53.47	40.52	66.71	29.50
2nd	41.46	*	26.52	*	50.10	38.40	46.00	28.99
3rd					47.85	25.47	39.50	31.00
4th					36.00	24.30	50.50	30.96

* Through June 5, 2003

Item 6.	Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review

In millions except per-share amounts	March 28, 2003	March 29, 2002	March 30, 2001	March 31, 2000	April 2, 1999

Total assets	$10,433.2	$8,610.5	$8,174.8	$5,874.1	$5,260.4
Debt:
Long-term	2,204.9	1,873.1	1,029.4	652.4	399.7
Short-term	249.9	309.6	1,195.7	238.1	436.4
Current maturities	24.9	21.4	158.9	11.1	167.5

Total	2,479.7	2,204.1	2,384.0	901.6	1,003.6
Stockholders’ equity	4,606.4	3,623.6	3,215.2	3,044.0	2,588.5
Working capital	1,100.9	596.2	(384.9)	782.4	661.5
Property and equipment:
At cost	4,172.2	3,884.4	3,507.4	2,744.2	2,368.8
Accumulated depreciation and amortization	2,184.6	1,976.4	1,649.0	1,469.3	1,256.6

Property and equipment, net	1,987.6	1,908.0	1,858.4	1,274.9	1,112.2
Current assets to current liabilities	1.4:1	1.2:1	0.9:1	1.4:1	1.3:1
Debt to total capitalization	35.0%	37.8%	42.6%	22.9%	27.9%
Book value per share	$24.66	$21.17	$19.06	$18.17	$15.67
Stock price range (high)	50.10	53.47	99.88	94.94	74.88
(low)	24.30	28.99	29.50	52.38	46.25

Five-Year Review (continued)

	Fiscal Year

In millions except per-share amounts	2003	2002	2001	2000	1999

Revenues	$11,346.5	$11,379.2	$10,492.9	$9,344.5	$8,093.8

Costs of services	9,068.2	9,187.2	8,406.8	7,346.4	6,340.3
Selling, general and administrative	716.9	741.9	814.9	785.5	744.9
Depreciation and amortization	810.3	810.8	618.2	519.5	439.3
Interest, net	134.3	142.5	89.8	40.5	34.4
Special items	5.2		232.9	41.1

Total costs and expenses	10,734.9	10,882.4	10,162.6	8,733.0	7,558.9

Income before taxes	611.6	496.8	330.3	611.5	534.9
Taxes on income	171.4	152.7	97.1	208.6	179.4

Net income	$440.2	$344.1	$233.2	$402.9	$355.5

Basic earnings per common share	$2.55	$2.02	$1.39	$2.42	$2.17

Diluted earnings per common share	$2.54	$2.01	$1.37	$2.37	$2.12

Average common shares outstanding	172.317	170.054	168.260	166.311	164.124
Average common shares outstanding assuming dilution	173.119	171.279	170.767	169.749	167.986

Notes:

      A discussion of “Income Before Taxes” and “Net Income and Earnings per Share” is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). A discussion of “Special Items” is also included in MD&A.

      The selected financial data has been restated for fiscal 1999 to include the results of a business combination accounted for as pooling of interests.

      No dividends were paid by CSC during the five years presented.

      In accordance with Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” amortization of contract premiums has been reclassified from costs and expenses to reduction of revenue beginning in the third quarter of fiscal 2003. A discussion of EITF Issue No. 01-09 is included in MD&A. Additionally, during the third quarter of fiscal 2003, CSC reclassified the provision for doubtful accounts from costs of services to selling, general and administrative. Prior period amounts conform to current presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Business Environment

      The Company’s service and product offerings include information technology services including consulting and systems integration services, outsourcing, and other professional services. CSC provides these services to customers in the global commercial and U.S. federal markets. On a geographic basis, CSC provides services to global commercial customers in the United States, Europe, and Other International locations. Australia, Asia and Canada generate substantially all revenue within Other International.

      During fiscal 2003, the information technology services industry experienced a reduction in global demand for commercial project-oriented activities as customers reduced discretionary spending in response to the economic environment. Based on current indicators, the Company anticipates stabilization of U.S. market demand for consulting and systems integration services, but expects continued pressure on demand for such services in European and Other International markets. While the future demand for outsourcing services is unknown, the long-term nature of major outsourcing engagements allows outsourcing providers to benefit from a certain level of continuity.

      The U.S. federal government is one of the world’s largest information technology services customers. The U.S. federal and public sector information technology spending are expected to increase in calendar 2003 in order to improve technologies in the areas of defense, homeland security, civil agency modernization, and education. While the ultimate distribution of U.S. federal funds and project assignments remain uncertain, the Company expects its information technologies and outsourcing capabilities, including the skill set acquired with DynCorp, to be viewed favorably by the U.S. federal government.

      During fiscal 2003, the Company’s Global Commercial segment benefited from currency fluctuations in Europe and Other International regions as discussed below. The Company cannot forecast future movement in currency exchange rates or its impact on operating results.

Revenues

      Revenues for the Global Commercial and U.S. Federal sector segments (see Note 12) for fiscal 2003, fiscal 2002 and fiscal 2001 are as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Percent		Percent
Dollars in millions	Amount	Change	Amount	Change	Amount

U.S. Commercial	$3,868.2	(10%)	$4,307.5	5%	$4,106.5
Europe	2,981.2	2	2,934.2	14	2,583.6
Other International	1,151.6	(9)	1,264.0	4	1,216.0

Global Commercial	8,001.0	(6)	8,505.7	8	7,906.1
U.S. Federal Sector	3,347.4	17	2,873.3	11	2,586.7
Corporate	(1.9)		.2		.1

Total	$11,346.5	0	$11,379.2	8	$10,492.9

      The Company’s overall revenue declined by $32.7 million for fiscal 2003 from fiscal 2002. Declines in Global Commercial segment revenues were substantially offset by the U.S. Federal sector’s 17% revenue growth. The Company announced $7.7 billion in new business awards during fiscal 2003 compared with $11.4 billion and $10.9 billion announced for fiscal 2002 and fiscal 2001, respectively.

      Global Commercial revenue declined 6%, or $504.8 million, during fiscal 2003. In constant currency, Global Commercial revenue declined approximately 10%. The Company announced $5.0 billion in new Global Commercial business awards during fiscal 2003 compared with the $3.6 billion announced during fiscal 2002 and $8.2 billion announced during fiscal 2001.

      For fiscal 2003, U.S. Commercial revenue declined by 10%, or $439.3 million. Approximately one-third of this decline is attributable to reduced demand for consulting and systems integration services. Substantially the entire consulting and systems integration decline occurred in the first and second quarters of fiscal 2003 with stabilization in demand taking place in the third and fourth quarters of fiscal 2003. The balance of the U.S. Commercial revenue decline is attributable to expiration of outsourcing contracts and client reductions in billable volumes and discretionary projects, partially offset by over $170.0 million in new outsourcing engagements. For fiscal 2002, U.S. Commercial revenue grew 5%, or $201.0 million. This growth was principally generated by outsourcing engagements including additional activities on the Nortel Networks, BAE Systems, General Dynamics and J.P. Morgan Chase & Co. contracts and further expansion in the Company’s financial services vertical markets including the benefit associated with the fiscal 2001 acquisition of Mynd Corporation (Mynd). Revenue growth was impacted by a significant decrease in consulting and systems integration revenue.

      The Company’s European operations generated fiscal 2003 growth of 2%, or $47 million. Outsourcing revenue growth of approximately 10% was substantially offset by a revenue decline in consulting and systems integration services including the financial services vertical market. Sources of outsourcing revenue growth included BAE Systems, Nortel Networks, British Nuclear Fuels Limited, and Whitbread accounts and the impact of new business including Bombardier, United Kingdom Department of Health, and Allders. Currency fluctuations favorably impacted European revenue by approximately 10% points. For fiscal 2002 compared to 2001, the Company’s European operations generated growth of 14%, or $350.6 million. In constant currency, European revenue growth was approximately 17%. The growth was mainly attributable to outsourcing services in the United Kingdom including additional activities associated with automotive services, Australian Mutual Provident (AMP), BAE Systems and Schroders Bank.

      Other International revenue declined by 9%, or $112.4 million, during fiscal 2003. The decline was primarily attributable to reduced product sales and related services reflecting the economic downturn in Asian markets. Currency fluctuations in Australia and Asia favorably impacted Other International revenue growth by approximately 5% points. For fiscal 2002, Other International operations provided revenue growth of 4%, or $48.0 million. In constant currency, Other International growth was approximately 10%. The growth was primarily attributable to expansion from outsourcing contracts including activities associated with Nortel Networks and a new outsourcing contract with the Northern Territory Government in Australia. Other International revenue growth was unfavorably impacted by reduced demand for services in Asia due to weakness in the Asian economies.

      The Company’s U.S. Federal sector revenues were derived from the following sources:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Percent		Percent
Dollars in millions	Amount	Change	Amount	Change	Amount

Department of Defense	$1,904.9	8%	$1,769.0	10%	$1,607.1
Civil agencies	1,364.4	34	1,019.7	14	898.0
Other	78.1	(8)	84.6	4	81.6

Total U.S. Federal sector	$3,347.4	17	$2,873.3	11	$2,586.7

      Revenues from the U.S. Federal sector increased 17% during fiscal 2003 versus fiscal 2002. The contribution of former DynCorp operations from the date of acquisition, March 7, 2003 to March 28, 2003 accounted for $166.0 million or approximately 6% of U.S. Federal sector’s revenue growth. The remaining revenue growth of 11%, or $308.1 million, is principally attributable to new and increased work related to intelligence community activities, the Internal Revenue Service (IRS) Prime contract, General Services Administration contracts, and an Immigration and Naturalization Service contract.

      Revenues for fiscal 2002 compared with fiscal 2001 increased 11%. The increase was principally related to new and increased work related to intelligence community activities, the Army Logistics Modernization contract (LOGMOD), the IRS Prime contract and several other task order activities on both Civil agency and Department of Defense (DoD) contracts.

      During fiscal 2003, CSC announced federal contract awards with a total value of $2.7 billion, compared with the $7.8 billion and $2.7 billion announced during fiscal 2002 and fiscal 2001, respectively. Federal contract awards for fiscal 2002 included a single intelligence community award with an anticipated value of $5.0 billion.

      During the third quarter of fiscal 2003, the Securities and Exchange Commission staff indicated the guidance in Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” should be applied broadly to all forms of consideration provided by a vendor to its customer, and all arrangements in which an entity pays cash or other forms of consideration to its customers. Accordingly, such consideration is now accounted for as a reduction of revenue. The Company acquires information technology assets from outsourcing clients at negotiated prices and subsequently records the assets at their fair values. Any excess paid over the fair value amounts (the premium) is included in outsourcing contract costs and amortized over the contract life. In accordance with EITF Issue No. 01-09, amortization of premiums has been reclassified from costs and expenses to a reduction of revenue beginning in the third quarter of fiscal 2003. Prior period amounts have been classified to conform to current year presentation. These amounts reduced revenues and total costs and expenses by less than 1%, with no impact on income.

Costs and Expenses

      The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue

Dollars in millions	2003	2002	2001	2003	2002	2001

Costs of services	$9,068.2	$9,187.2	$8,406.8	79.9%	80.7%	80.1%
Selling, general and administrative	716.9	741.9	814.9	6.3	6.5	7.8
Depreciation and amortization	810.3	810.8	618.2	7.1	7.1	5.9
Interest expense, net	134.3	142.5	89.8	1.2	1.3	.9
Special items	5.2		232.9			2.2

Total	$10,734.9	$10,882.4	$10,162.6	94.5%	95.6%	96.9%

Costs of Services

      For fiscal 2003, the Company’s costs of services as a percentage of revenue decreased to 79.9% from 80.7%. Performance improvements in our U.S. outsourcing operations resulting from cost containment efforts, consolidation of regional and back office functions in multiple geographies, and use of less costly offshore sites contributed 1.2% points of improvement. Performance improvements in our U.S. Federal sector, U.S. consulting and systems integration, and Other International operations contributed equally to .6% points of improvement. Europe operations caused a ..6% point adverse shift, primarily due to revenue shortfalls resulting from soft I/T project demand. Shifts in the mix of our business toward federal operations, which carry a higher ratio of costs of services, caused an adverse movement of .4% points.

      The Company’s costs of services as a percentage of revenue increased to 80.7% from 80.1% for fiscal 2002 compared to fiscal 2001. The change was primarily related to a decrease in demand for commercial consulting and systems integration services, which decreased utilization and impacted revenue realization. The Company also experienced cost pressure on certain outsourcing contracts.

      During the third quarter of fiscal 2003, the Company reclassified the provision for doubtful accounts from costs of services to selling, general and administrative. Prior period amounts have been adjusted to conform to current year presentation.

Selling, General and Administrative

      Selling, general and administrative (SG&A) expenses as a percentage of revenue declined to 6.3% from 6.5% for fiscal 2003 versus fiscal 2002. The reduction in SG&A is attributable to a $14.2 million decrease in provision for doubtful accounts and European performance improvements of approximately $29.0 million partially offset by U.S. Commercial and Other International performance decline. The favorable impact of a shift in the Company’s business mix towards the U.S. Federal sector, where SG&A costs are lower as a percentage of revenue than the Company’s composite, substantially offset a decline in the U.S. Federal sector’s performance in SG&A.

      Selling, general and administrative expenses as a percentage of revenue declined to 6.5% from 7.8% for fiscal 2002 versus fiscal 2001. The decrease was due to the Company’s continued cost reduction initiatives, management’s focus on discretionary costs and consolidation of certain back office services. During the year, the Company realigned certain functions in its U.S. healthcare operations with similar functions into other groups and integrated its Pinnacle Alliance unit into the financial services vertical operations. The majority of the increase in the provision related to customer credit risks associated with certain parties for whom the Company provided systems integration and consulting professional services.

Depreciation and Amortization

      The Company’s fiscal 2003 depreciation and amortization expense as a percentage of revenue was virtually unchanged compared to fiscal 2002. Last year’s depreciation and amortization expense included $77.7 million related to goodwill and employee workforce amortization which is no longer amortized as a result of the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on March 30, 2002. An approximate .7% point improvement in depreciation and amortization as a percentage of revenue from the absence of amortization of goodwill and employee workforce acquired was offset by depreciation related to additional investments during fiscal 2003 and fiscal 2002 in equipment and contract costs in support of our outsourcing clients.

      Depreciation and amortization expense as a percentage of revenue increased to 7.1% from 5.9% for fiscal 2002 versus fiscal 2001. The increase was due primarily to the additional depreciation and amortization of assets associated with the Company’s increased outsourcing activities and increased goodwill amortization related to the December 2000 acquisition of Mynd.

Interest Expense

      The $8.2 million decrease in interest expense for fiscal 2003 net of interest income resulted from a lower average outstanding debt partially offset by a higher average interest rate and decreased interest income.

      The increase of $52.7 million for fiscal 2002 resulted principally from the increased debt associated with funding the Mynd acquisition and purchases related to outsourcing activities.

Special Items

      In connection with the DynCorp acquisition in March 2003, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities. As a result, during the fourth quarter ended March 28, 2003, special items of $5.2 million ($3.3 million after tax) or 2 cents per share (diluted) were recorded. The special items related to software associated with prior CSC operations now redundant to similar assets acquired with DynCorp. In addition, certain identified equipment can no longer accommodate the larger, integrated U.S. Federal sector business, and its use will be discontinued during the first two quarters of fiscal 2004, which will result in an estimated charge of $22.0 million. The Company anticipates completing the exit and disposal activities related to the DynCorp acquisition by the end of the second quarter of fiscal 2004.

      During fiscal 2002, the Company reviewed its estimates related to the fiscal 2001 special charge (discussion below) and made certain adjustments. These adjustments increased the facilities consolidation provision by $4 million to $29.6 million. This adjustment was offset by a decrease of $3 million related to the phased-out operations and other assets provisions and by a decrease of $1 million related to employee severance costs. These adjustments resulted in total special charges related to phased-out operations and other assets of $17.9 million. The decrease in employee severance costs was due to 109 fewer U.S. employee involuntary terminations. As a result of renegotiations of certain international employee severance agreements, the Company involuntarily terminated an additional 285 international employees. The net impact was an additional 176 employees involuntarily terminated and a $1 million reduction related to employee severance costs. As a result of these actions, there was no net additional special charge recorded during fiscal 2002.

      During fiscal 2001, special items of $232.9 million ($156.0 million after tax) were recorded as detailed below.

      In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 million ($91.3 million after tax) or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge was employee severance costs of $67.9 million, write-offs in connection with consolidation of facilities of $25.6 million, write-off of capitalized software and computer-related assets of $22.1 million and $20.9 million related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $67.9 million related to 1,896 employees of which 722 were U.S. employees and 1,174 were international employees. As of March 28, 2003, all involuntary termination benefits have been paid and all affected employees have been terminated. Less than $5 million of accrued costs related to consolidation of facilities remained at March 28, 2003.

      In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 million ($57.3 million after tax), or 34 cents per share (diluted) were recorded and included, $58.2 million related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 million related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 million accrued for employee severance costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5 million. The employee severance costs related to 628 global commercial financial services employees. All of the severance payments have been made and all of the employees have been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 million ($7.4 million after tax) or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 million was the net special item after the severance adjustment described above.

Income Before Taxes

      The Company’s income before taxes and margin for the most recent three fiscal years is as follows:

	Dollar Amount			Margin

Dollars in millions	2003	2002	2001	2003	2002	2001

Income before taxes	$611.6	$496.8	$330.3	5.4%	4.4%	3.1%

      During fiscal 2003, income before taxes as a percentage of revenue increased to 5.4%. Included in fiscal 2002 income before taxes is a .7%, or $77.7 million, impact of amortization of goodwill and employee workforce acquired which are no longer amortized. The remaining increase relates to improved performance in costs of services and selling, general and administrative costs offset by increases in other depreciation and amortization as described above. Income before taxes and margin for fiscal 2003 include special items of $5.2 million described above in caption “Special Items”.

Taxes

      The provision for income taxes as a percentage of pre-tax earnings was 28.0%, 30.7% and 29.4% for the three years ended March 28, 2003. The decrease of 2.7% points in the effective tax rate from fiscal 2002 to fiscal 2003 resulted from the ceasing of goodwill and employee workforce amortization in fiscal 2003, which decreased the effective rate by approximately 3.5% points. This decrease was partially offset by the reduced relative impact of permanent tax differences. The change in effective tax rate to 30.7% from 29.4% for fiscal 2002 is principally related to the tax benefit of higher marginal rates applied to the fiscal 2001 special charge.

      The tax rate applied to special items was 37.5% and 33.0% for fiscal 2003 and fiscal 2001, respectively.

Net Income and Earnings per Share

      The Company’s net income and diluted earnings per share for fiscal 2003, fiscal 2002, and fiscal 2001 are as follows:

	Dollar Amount			Margin

Dollars in millions, except EPS	2003	2002	2001	2003	2002	2001

Net income	$440.2	$344.1	$233.2	3.9%	3.0%	2.2%
Diluted earnings per share	$2.54	$2.01	$1.37

      The net earnings margin was 3.9% for fiscal 2003, 3.0% for fiscal 2002 and 2.2% for fiscal 2001. The improvement for fiscal 2003 was principally attributable to lower costs of services and selling, general and administrative expenses. During fiscal 2002, the Company’s net income margin increased to 3% from 2.2% for fiscal 2001 primarily due to the impact of the fiscal 2001 special items, partially offset by the fiscal 2002 increases in costs of services, depreciation and amortization and interest expense as described above.

Cash Flows

Dollars in millions	Fiscal 2003	Fiscal 2002	Fiscal 2001

Net cash from operations	$1,148.2	$1,305.4	$854.2
Net cash used in investing	(994.0)	(1,205.7)	(2,243.4)
Net cash (used in) provided by financing	(20.2)	(133.9)	1,321.5
Effect of exchange rate changes on cash and cash equivalents	16.5	(1.4)	(8.0)

Net increase (decrease) in cash and cash equivalents	150.5	(35.6)	(75.7)
Cash and cash equivalents at beginning of year	149.1	184.7	260.4

Cash and cash equivalents at end of year	$299.6	$149.1	$184.7

      Historically, the majority of the Company’s cash and cash equivalents has been provided from operating activities. During fiscal 2003, net cash provided from operations decreased primarily due to a reduction in payables and accrued expenses, net of acquired DynCorp balances, partially offset by additional net earnings and a lesser increase in accounts receivable.

      The Company’s investments principally relate to purchases of computer equipment and software, facilities, and deferred outsourcing contract costs that support the Company’s expanding Global Commercial and U.S. Federal sector operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as subsequent upgrades, expansion or replacement of these client-supporting assets. The Company’s investments also include acquisitions accounted for under the purchase method of accounting, including significant amounts for the fiscal 2003 acquisition of DynCorp and the fiscal 2001 acquisition of Mynd.

      As described above, historically a majority of the Company’s capital investments have been funded by cash from operations. The Company issued 15 million shares during the fourth quarter of fiscal 2003 to partially fund the DynCorp acquisition. In addition, the Company issued $300 million of 5.00% notes due February 15, 2013. The funds were used for general corporate purposes, including reduction of outstanding commercial paper which had increased as a result of paying off assumed DynCorp debt and the cash portion of the DynCorp consideration.

      During fiscal 2002, the Company issued $500 million of 6.75% notes due June 2006 and $500 million of 7.375% notes due June 2011. The net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper.

Liquidity and Capital Resources

      The balance of cash and cash equivalents was $299.6 million at March 28, 2003, $149.1 million at March 29, 2002 and $184.7 million at March 30, 2001. During this period, the Company’s earnings have added to equity. During fiscal 2003, foreign currency translation adjustment increased equity by $165.0 million while unfunded pension obligations decreased equity by $90.3 million. At the end of fiscal 2003, CSC’s ratio of debt to total capitalization was 35.0%.

Dollars in millions	2003	2002	2001

Debt	$2,479.7	$2,204.1	$2,384.0
Equity	4,606.4	3,623.6	3,215.2

Total capitalization	$7,086.1	$5,827.7	$5,599.2

Debt to total capitalization	35.0%	37.8%	42.6%

      At March 28, 2003, the Company had a commercial paper program, backed by two syndicated credit facilities, with a total capacity of $671.0 million. The credit facilities were comprised of a $321.0 million facility, which expires on August 18, 2005 and a $350.0 million facility, which expires August 15, 2003. At March 28, 2003, approximately $470.0 million was available for borrowing under this program compared to $497.8 million at the end of fiscal 2002. At March 28, 2003, the Company had $201.0 million borrowings under the commercial paper program and is in compliance with all terms of the agreements. In addition, the Company had uncommitted lines of credit of $511.1 million available with certain foreign banks. During fiscal 2003, the Company issued 15 million shares of common stock and $300 million worth of term debt from its fiscal 2002 shelf registration.

      The following table summarizes the Company’s contractual obligations by period as of March 28, 2003:

	Less than	1-3	3-5	More than
Dollars in millions	1 Year	Years	Years	5 Years	Total

Long-term debt		$701.0	$498.9	$993.3	$2,193.2
Capital lease obligations	$22.2	8.2	1.9		32.3
Operating leases	331.5	423.7	222.9	234.2	1,212.3
Minimum purchase obligations	465.4	755.1	359.4	63.5	1,643.4
Other long-term liabilities	2.7	1.1	.4	.1	4.3

Total	$821.8	$1,889.1	$1,083.5	$1,291.1	$5,085.5

      Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services that are necessary for the operations of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from 1 to 5 years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall.

      In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company’s consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital uncommitted lines of credit established with local financial institutions for its foreign business units. Borrowings under these lines were $49.9 million at March 28, 2003.

      The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 28, 2003:

			Fiscal
	Fiscal	Fiscal	2006 &
Dollars in millions	2004	2005	thereafter	Total

Performance guarantees:
Surety bonds	$55.2	$3.0		$58.2
Letters of credit	16.2		$22.1	38.3
Other surety bonds	15.3	3.1		18.4
Standby letters of credit	61.1			61.1
Subsidiary debt guarantees	469.2	40.0		509.2

Total	$617.0	$46.1	$22.1	$685.2

      As of March 28, 2003, the amount of outstanding subsidiary debt under the subsidiary debt guarantees noted above was $49.9 million.

      In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 13 to the Company’s consolidated financial statements. The Company’s sources of debt include the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under the two syndicated backstop credit facilities.

Dividends and Redemption

      It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements under “Summary of Significant Accounting Policies.”

      The Company’s critical accounting policies related to revenue recognition include long-term contracts, outsourcing contracts, and software sales. The Company also has critical accounting policies addressing outsourcing contract costs, software development costs, and retirement benefits.

Revenue recognition — Long-term contracts

      The Company provides services under time and materials, level of effort, cost-based, unit-price and fixed-price contracts. For time and materials and level of effort types of contracts, revenue is recorded when services are provided at agreed-upon billing rates. For cost-based contracts, revenue is recorded at the time such fees are probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price. Revenue on long-term, fixed-price development contracts is recognized on the basis of the estimated percentage-of-completion if the Company can dependably estimate and measure the extent of progress and the cost to complete. The Company applies this method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company’s business practices, methods and historical experience. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.

Revenue recognition — Outsourcing contracts

      Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and the agreed-upon billing rates applied to the consumed service metrics.

Revenue recognition — Software sales

      Revenue from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is required, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred, except for the costs of developing computer software products, which are capitalized and amortized over the life of the software products.

Outsourcing Contract Costs

      Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with fixed asset policies described in Note 1. Amounts paid to clients in excess of the fair market value of acquired property and equipment (premiums) are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of such outsourcing contract cost premiums is accounted for as a reduction in revenue, as described in Note 1. Management regularly reviews outsourcing contract costs for impairment.

      Terminations of outsourcing contracts, including transfers either back to the client or to another I/T provider, prior to the end of their committed contract term are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the client, pursuant to certain contractual provisions, engage in negotiations on the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

Software Development Costs

      The Company capitalizes costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Capitalized software is amortized based on current and estimated future revenue from the product. The amortization expense is not less than the straight-line amortization expense over the product useful life.

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

Retirement Benefits

      The Company offers a number of pension and postretirement healthcare and life insurance benefit plans. CSC utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement plans, respectively. The actuarial methods require significant assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. These assumptions include, but are not limited to, the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

      The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, historic plan asset returns as well as current market conditions and other factors. Our fiscal 2003 pension plan valuations utilized a weighted average expected long-term rate of return on plan assets of 8.1% compared to 8.4% used in fiscal 2002. Holding all other assumptions constant, a one-half percent increase or decrease in the assumed weighted average rate of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $7 million.

      The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension plans as of our annual measurement date and is subject to change each year. Our fiscal 2003 pension plan valuations utilized a weighted average discount rate of 6.3% compared to 6.8% used in fiscal 2002. Holding all other assumptions constant, a one-half percent increase or decrease in the assumed weighted average discount rate would have decreased the net periodic pension cost by approximately $19 million or increased it by approximately $20 million, respectively.

      SFAS No. 87 requires recognition of a minimum pension obligation if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year. As of March 28, 2003, some of the Company’s pension plans had ABOs in excess of the fair value of their respective plan assets for which we recognized an additional minimum obligation resulting in an increase in intangible assets of $24.5 million and a charge to equity of $90.3 million, net of tax. Based on future plan asset performance and interest rates, additional charges to equity may be required.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 on March 30, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended September 27, 2002, the Company completed the initial goodwill assessment and the annual goodwill impairment test. No impairment losses were identified as a result of these tests.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on March 30, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the classification of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for the Company on March 29, 2003. The provision of SFAS No. 145 related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications was effective for all transactions occurring after May 15, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and was effective for the Company for exit or disposal activities initiated after December 31, 2002. The adoption of this statement impacted the accounting of exit and disposal activities related to the acquisition of DynCorp as discussed in the caption “Special Items” above. Additionally, this statement could impact the accounting for future exit or disposal activities.

      In November 2002 and May 2003, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance will be effective for revenue arrangements entered into after June 15, 2003. The Company presently intends to adopt this statement prospectively and the Company does not anticipate a material impact to the Company’s financial condition or results of operation as a result of adoption.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. Adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after June 15, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement will be effective for the Company’s fiscal 2004 and adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations as the Company will continue to account for stock based compensation as described in Note 1.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

      In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. The Issue 01-08 will be effective for arrangements entered into or modified in the Company’s second quarter of fiscal 2004. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

Forward-Looking Statements

      All statements and assumptions contained in this annual report and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

      Forward-looking information contained in these statements include, among other things, statements as to the impact of the proposed merger with DynCorp and other statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, that could cause actual results to differ materially from the results described in such statements.

      These factors include, without limitation, the following: (i) changes in the Global Commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) changes in U.S. federal government spending levels for information technology and other services; (iii) competitive pressures; (iv) the credit worthiness of the Company’s commercial customers; (v) the Company’s ability to recover its accounts receivable; (vi) the Company’s ability to recover its capital investment in outsourcing contracts; (vii) the Company’s ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (viii) the future profitability of the Company’s long-term contracts with customers; (ix) the future profitability of the Company’s fixed-price contracts; (x) the Company’s ability to consummate and integrate acquisitions and form alliances; (xi) the Company’s ability to attract and retain qualified personnel; (xii) early termination of client contracts; and (xiii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

      These factors also include the following risks specifically related to the merger with DynCorp: (i) the risk that the CSC and DynCorp businesses will not be integrated successfully; (ii) the risk that the expected benefits of the proposed merger may not be realized; (iii) the risk that resales of CSC stock following the merger may cause the market price to fall; and (vi) CSC’s increased indebtedness after the merger.

      Forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K, and forward-looking statement in documents attached or incorporated by reference speak only as to the date of those documents. CSC does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

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

      During fiscal 2003, 36.5% of the Company’s revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.65% or $414.0 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.65% or $414.0 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $27.9 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

      At March 28, 2003, the Company had approximately $193.7 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $51.0 million of non-U.S. dollar borrowings.

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
El Segundo, California

      We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of March 28, 2003, and March 29, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of March 28, 2003 and March 29, 2002 and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 of the Notes to Consolidated Financial Statements, effective March 30, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE, LLP

Los Angeles, California

May 23, 2003

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

In millions except per-share amounts	March 28, 2003	March 29, 2002	March 30, 2001

Revenues	$11,346.5	$11,379.2	$10,492.9

Costs of services	9,068.2	9,187.2	8,406.8
Selling, general and administrative	716.9	741.9	814.9
Depreciation and amortization	810.3	810.8	618.2
Interest expense	142.8	154.8	106.1
Interest income	(8.5)	(12.3)	(16.3)
Special items (note 4)	5.2		232.9

Total costs and expenses	10,734.9	10,882.4	10,162.6

Income before taxes	611.6	496.8	330.3
Taxes on income (note 5)	171.4	152.7	97.1

Net income	$440.2	$344.1	$233.2

Earnings per common share:
Basic	$2.55	$2.02	$1.39

Diluted	$2.54	$2.01	$1.37

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 28, 2003	March 29, 2002

Current assets:
Cash and cash equivalents	$299.6	$149.1
Receivables, net of allowance for doubtful accounts of $71.8 (2003) and $74.6 (2002) (note 6)	3,320.2	2,753.9
Prepaid expenses and other current assets	468.3	401.2

Total current assets	4,088.1	3,304.2

Investments and other assets:
Software, net of accumulated amortization of $427.1 (2003) and $336.4 (2002)	355.6	375.6
Outsourcing contract costs, net of accumulated amortization of $579.5 (2003) and $388.1 (2002)	923.5	992.2
Excess of cost of businesses acquired over related net assets, net of accumulated amortization of $308.7 (2003) and $285.6 (2002)	2,507.3	1,641.0
Other assets (notes 5 and 8)	571.1	389.5

Total investments and other assets	4,357.5	3,398.3

Property and equipment — at cost (note 7):
Land, buildings and leasehold improvements	827.8	712.7
Computers and related equipment	2,980.7	2,880.8
Furniture and other equipment	363.7	290.9

	4,172.2	3,884.4
Less accumulated depreciation and amortization	2,184.6	1,976.4

Property and equipment, net	1,987.6	1,908.0

	$10,433.2	$8,610.5

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions	March 28, 2003	March 29, 2002

Current liabilities:
Short-term debt and current maturities of long-term debt (note 7)	$274.8	$331.0
Accounts payable	643.2	530.4
Accrued payroll and related costs	638.8	541.5
Other accrued expenses	990.0	876.9
Deferred revenue	222.6	284.2
Federal, state and foreign income taxes (note 5)	217.8	144.0

Total current liabilities	2,987.2	2,708.0
Long-term debt, net of current maturities (note 7)	2,204.9	1,873.1
Other long-term liabilities (note 8)	634.7	405.8
Commitments and contingencies (note 9)
Stockholders’ equity (notes 7, 10 and 11):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 187,206,632 (2003) and 171,571,591 (2002)	187.2	171.6
Additional paid-in capital	1,502.2	1,047.6
Earnings retained for use in business	3,078.5	2,638.3
Accumulated other comprehensive loss	(142.5)	(215.4)

	4,625.4	3,642.1
Less common stock in treasury, at cost, 449,249 shares (2003) and 433,754 shares (2002)	(19.0)	(18.5)

Stockholders’ equity, net	4,606.4	3,623.6

	$10,433.2	$8,610.5

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

In millions	March 28, 2003	March 29, 2002	March 30, 2001

Cash flows from operating activities:
Net income	$440.2	$344.1	$233.2
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	857.5	857.6	649.3
Deferred taxes	145.9	129.9	42.3
Special items, net of tax	3.3		125.7
Provision for losses on accounts receivable	21.4	35.6	18.3
Changes in assets and liabilities, net of effects of acquisitions:
Increase in receivables	(136.5)	(186.4)	(446.8)
Increase in prepaid expenses and other current assets	(22.2)	(30.9)	(51.7)
(Decrease) increase in accounts payable and accruals	(22.9)	81.3	90.4
(Decrease) increase in income taxes payable	(46.5)	10.6	170.1
(Decrease) increase in deferred revenue	(74.6)	83.4	15.0
Other operating activities, net	(17.4)	(19.8)	8.4

Net cash provided by operating activities	1,148.2	1,305.4	854.2

Cash flows from investing activities:
Purchases of property and equipment	(638.5)	(671.5)	(897.2)
Outsourcing contracts	(120.2)	(347.7)	(535.9)
Acquisitions, net of cash acquired	(185.2)	(51.7)	(695.0)
Dispositions	102.4	18.8
Software	(127.5)	(182.8)	(141.3)
Other investing activities, net	(25.0)	29.2	26.0

Net cash used in investing activities	(994.0)	(1,205.7)	(2,243.4)

Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	(8.7)	(974.5)	968.7
Borrowings under lines of credit	262.0	293.1	164.9
Repayment of borrowings under lines of credit	(257.3)	(380.0)	(99.3)
Proceeds from term debt issuance	296.3	995.2	500.0
Principal payments on long-term debt	(41.3)	(160.6)	(24.8)
Repayment of debt assumed in acquisitions	(296.4)		(242.9)
Proceeds from stock options and other common stock transactions	25.6	87.8	36.4
Other financing activities, net	(.4)	5.1	18.5

Net cash (used in) provided by financing activities	(20.2)	(133.9)	1,321.5

Effect of exchange rate changes on cash and cash equivalents	16.5	(1.4)	(8.0)

Net decrease in cash and cash equivalents	150.5	(35.6)	(75.7)
Cash and cash equivalents at beginning of year	149.1	184.7	260.4

Cash and cash equivalents at end of year	$299.6	$149.1	$184.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings	Accumulated
	Common Stock		Additional	Retained	Other	Common	Unearned
			Paid-In	for Use in	Comprehensive	Stock in	Restricted
(In millions except shares in thousands)	Shares	Amount	Capital	Business	Loss	Treasury	Stock	Total

Balance at March 31, 2000	167,903.0	$167.9	$907.1	$2,061.0	$(75.8)	$(16.1)	$(.1)	$3,044.0

Comprehensive income:
Net income				233.2				233.2
Currency translation adjustment					(111.7)			(111.7)
Unfunded pension obligation					(.2)			(.2)
Unrealized loss on available for sale securities					(8.1)			(8.1)

Comprehensive income								113.2

Stock-based compensation	1,224.4	1.2	58.1			(1.4)		57.9
Amortization and forfeitures of restricted stock							.1	.1

Balance at March 30, 2001.	169,127.4	169.1	965.2	2,294.2	(195.8)	(17.5)		3,215.2

Comprehensive income:
Net income				344.1				344.1
Currency translation adjustment					(22.4)			(22.4)
Unfunded pension obligation					(1.5)			(1.5)
Unrealized gain on available for sale securities					4.3			4.3

Comprehensive income								324.5

Stock-based compensation	1,066.9	1.1	30.8			(1.0)		30.9
Defined contribution plan transactions	1,377.3	1.4	51.6					53.0

Balance at March 29, 2002	171,571.6	171.6	1,047.6	2,638.3	(215.4)	(18.5)		3,623.6

Comprehensive income:
Net income				440.2				440.2
Currency translation adjustment					165.0			165.0
Unfunded pension obligation					(90.3)			(90.3)
Unrealized loss on available for sale securities					(1.8)			(1.8)

Comprehensive income								513.1

Stock-based compensation	439.0	.4	15.5			(.5)		15.4
Defined contribution plan transactions	205.0	.2	8.9					9.1
Common stock issuance	14,991.0	15.0	430.2					445.2

Balance at March 28, 2003.	187,206.6	$187.2	$1,502.2	$3,078.5	$(142.5)	$(19.0)		$4,606.4

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company.” The Company consolidates joint ventures only when it has majority voting stock. All material intercompany transactions and balances have been eliminated.

Revenue recognition — Long-term contracts

      The Company provides services under time and materials, level of effort, cost-based, unit-price and fixed-price contracts. For time and materials and level of effort types of contracts, revenue is recorded when services are provided at agreed-upon billing rates. For cost-based contracts, revenue is recorded at the time such fees are probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience. Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price. Revenue on long-term, fixed-price development contracts is recognized on the basis of the estimated percentage-of-completion if the Company can dependably estimate and measure the extent of progress and the cost to complete. The Company applies this method of revenue recognition because projected contract revenues and costs are reasonably estimable based on the Company’s business practices, methods and historical experience. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.

Revenue recognition — Outsourcing contracts

      Revenue on outsourcing contracts is recognized based on the services performed or information processed during the period in accordance with contract terms and the agreed-upon billing rates applied to the consumed service metrics.

Revenue recognition — Software sales

      Revenue from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is required, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred, except for the costs of developing computer software products, which are capitalized and amortized over the life of the software products.

Outsourcing Contract Costs

      Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs consist of contract acquisition and transition costs, including the cost of due diligence activities after competitive selection and costs associated with installation of systems and processes. Costs incurred for bid and proposal activities are expensed as incurred. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with fixed asset policies described below. Amounts paid to clients in excess of the fair market value of acquired property and equipment (premiums) are capitalized as outsourcing

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

contract costs and amortized over the contract life. The amortization of such outsourcing contract cost premiums is accounted for as a reduction in revenue, as described below. Management regularly reviews outsourcing contract costs for impairment.

      Terminations of outsourcing contracts, including transfers either back to the client or to another I/T provider, prior to the end of their committed contract term are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the client, pursuant to certain contractual provisions, engage in negotiations on the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

Software Development Costs

      The Company capitalizes costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Capitalized software is amortized based on current and estimated future revenue from the product. The amortization expense is not less than the straight-line amortization expense over the product useful life.

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

      Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	March 28, 2003	March 29, 2002

Commercial software products	$188.0	$187.4
Internal-use software	73.8	94.3
Purchased software	93.8	93.9

Total	$355.6	$375.6

      Amortization of capitalized software development costs and purchased software included in depreciation and amortization of $810.3, $810.8 and $618.2 for fiscal 2003, fiscal 2002, and fiscal 2001, respectively, consisted of the following:

	Fiscal Year Ended

	March 28, 2003	March 29, 2002	March 30, 2001

Commercial software products	$60.7	$57.9	$28.0
Internal-use software	32.8	15.8	9.5
Purchased software	38.9	29.8	28.1

Total	$132.4	$103.5	$65.6

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Cash Flows

      Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year

	2003	2002	2001

Interest	$140.4	$135.3	$101.7
Taxes on income	46.6	18.7	35.3

      During March 2003, CSC completed the acquisition of all of the outstanding equity securities of DynCorp in exchange for 15 million shares of common stock plus $161.3 in cash.

      For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At March 28, 2003, the Company had no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

      Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of premiums which is reported as a reduction of revenue in the consolidated statements of income.

Contingencies

      The Company is subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The Company’s consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

is probable and the amount is estimable, the Company accrues a liability in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

      The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive loss (OCI). As of March 28, 2003 and March 29, 2002 the balance of currency translation adjustment included in OCI is $46.7 and $211.7, respectively.

Earnings per Share

      Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

      Basic and diluted earnings per share are calculated as follows:

	Fiscal Year

	2003	2002	2001

Net income for basic and diluted EPS	$440.2	$344.1	$233.2

Common share information (in millions)
Average common shares outstanding for basic EPS	172.3	170.1	168.3
Dilutive effect of stock options	.8	1.2	2.5

Shares for diluted EPS	173.1	171.3	170.8

Basic EPS	$2.55	$2.02	$1.39
Diluted EPS	2.54	2.01	1.37

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

      The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 8,948,572; 5,982,376; and 2,607,464 for the years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively.

Accounting for Stock-Based Compensation

      At March 28, 2003, the Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Fiscal Year

	2003	2002	2001

Net income, as reported	$440.2	$344.1	$233.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5.1	3.8	1.8
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(53.2)	(20.8)	(38.0)

Pro forma net income	$392.1	$327.1	$197.0

Earnings per share:
Basic — as reported	$2.55	$2.02	$1.39
Basic — pro forma(1)	$2.28	$1.92	$1.17
Diluted — as reported	$2.54	$2.01	$1.37
Diluted — pro forma(1)	$2.26	$1.91	$1.15

(1)	Pursuant to the Exchange Offer, as discussed in Note 10, 2,352,820 shares were canceled during fiscal 2002, resulting in a favorable expense adjustment to the pro forma net income for that year. The new options issued on May 30, 2002, in exchange for the canceled options, have the same vesting schedule and vesting start date as the options canceled in exchange therefor and resulted in an increase in the SFAS No. 123 expense for fiscal 2003. This cancellation and issuance of the new options in accordance with the Exchange Offer contributed to the unusually low impact in fiscal 2002 pro forma earnings per share and the comparatively high impact in fiscal 2003 pro forma earnings per share.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

      The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The weighted average fair values of stock awards granted during fiscal 2003, fiscal 2002 and fiscal 2001 were $17.59, $14.54 and $34.14, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year

	2003	2002	2001

Risk-free interest rate	3.70%	4.72%	6.12%
Expected volatility	50%	47%	44%
Expected lives	6.41 years	6.33 years	6.15 years

Reclassification

      During the third quarter of fiscal 2003, the Securities and Exchange Commission staff indicated the guidance in Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” should be applied broadly to all forms of consideration provided by a vendor to its customer, and all arrangements in which an entity pays cash or other forms of consideration to its customers. Accordingly, such consideration is now accounted for as a reduction of revenue. The Company acquires information technology assets from outsourcing clients at negotiated prices and subsequently records the assets at their fair values. Any excess paid over the fair value amounts (the premium) is included in outsourcing contract costs and amortized over the contract life. In accordance with EITF Issue No. 01-09, amortization of premiums has been reclassified from costs and expenses to a reduction of revenue beginning in the third quarter of fiscal 2003. Prior period amounts have been classified to conform to current year presentation. These amounts reduced revenues and total costs and expenses by less than 1%, with no impact on income.

      During the third quarter of fiscal 2003, the Company reclassified the provision for doubtful accounts from costs of services to selling, general and administrative. Prior period amounts have been adjusted to conform to current year presentation.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 on March 30, 2002. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended September 27, 2002, the Company completed the initial goodwill assessment and the annual goodwill impairment test. No impairment losses were identified as a result of these tests.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses existing accounting impairment rules and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

March 30, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the classification of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for the Company on March 29, 2003. The provision of SFAS No. 145 related to the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications was effective for all transactions occurring after May 15, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and was effective for the Company for exit or disposal activities initiated after December 31, 2002. The adoption of this statement impacted the accounting of exit and disposal activities related to the acquisition of DynCorp as discussed in the caption “Special Items” above. Additionally, this statement could impact the accounting for future exit or disposal activities.

      In November 2002 and May 2003, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance will be effective for revenue arrangements entered into after June 15, 2003. The Company presently intends to adopt this statement prospectively and the Company does not anticipate a material impact to the Company’s financial condition or results of operation as a result of adoption.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. Adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period beginning after

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1 — Summary of Significant Accounting Policies (Continued)

June 15, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement will be effective for the Company’s fiscal 2004 and adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations as the Company will continue to account for stock based compensation as described above.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

      In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. The Issue 01-08 will be effective for arrangements entered into or modified in the Company’s second quarter of fiscal 2004. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its consolidated financial position or results of operations.

Note 2 — Acquisitions

      During March 2003, CSC completed the acquisition of all of the outstanding equity securities of DynCorp for a purchase price of $622.0, including $161.3 in cash, common stock valued at $445.2 for the purposes of financial statements prepared in accordance with generally accepted accounting principles (14,990,769 shares at $29.70 per share) and transaction fees. The value of the 15 million shares was determined based on the average market price of CSC common stock two days before the measurement and acquisition date of March 7, 2003. In addition, CSC assumed $296.4 of outstanding DynCorp debt. DynCorp is primarily a provider of systems, services, outsourcing, and electronic business solutions to the U.S. Government. CSC anticipates that the acquisition of DynCorp will significantly strengthen its position in the U.S. federal marketplace and provide an opportunity for additional diversification into new markets.

      The acquisition was accounted for under the purchase method, and accordingly, DynCorp’s results of operations have been included with the Company’s from the date of acquisition, March 7, 2003. The purchase price of the acquisition was allocated to the net assets acquired based on fair value estimates at the date of the

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 2 — Acquisitions (Continued)

acquisition and are subject to future adjustments. In addition, the Company has engaged a third party to provide an appraisal of the fair values for certain intangible assets. The Company received preliminary estimates for the intangible assets, and the amounts will be finalized with the anticipated completion of the third party review during the second quarter of fiscal 2004. The excess of the purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities acquired was allocated to goodwill.

      A summary of the assets acquired and liabilities assumed in the DynCorp acquisition is as follows:

Estimated
Fair Values

Accounts receivable	$450.4
Intangible assets	186.7
Other assets	128.7
Accounts payable and accrued expenses	(449.7)
Other long term liabilities	(112.1)
Long-term debt	(303.7)
Goodwill	721.7

Purchase price	622.0
Less cash acquired	1.0

Purchase price, net of cash acquired	$621.0

      The estimated intangible assets includes customer contracts and related customer relationships with assigned values of $115 and $70, respectively. The customer contracts and related customer relationships have a weighted-average useful life of approximately 12 years. The remaining balance is attributable to non-compete payments made to certain executives with a weighted average useful life of 30 months.

      The goodwill recognized of $721.7 was assigned to the U.S. Federal sector, none of which is currently expected to be deductible for tax purposes.

      The following unaudited pro forma information presents consolidated results of operations as if the DynCorp acquisition occurred at the beginning of each fiscal year presented. Pro forma adjustments give effect of the acquisition and eliminate inter-company activity. The pro forma information may not necessarily be indicative of the results of operations had the DynCorp acquisition actually taken place at the beginning of each fiscal year presented. Further, the pro forma information may not be indicative of future performance.

	Fiscal 2003		Fiscal 2002

	As Reported	Pro forma	As Reported	Pro forma

Revenues	$11,346.5	$13,704.3	$11,379.2	$13,438.0
Net Income	440.2	405.4	344.1	399.6
Basic earnings per share	2.55	2.18	2.02	2.16
Diluted earnings per share	2.54	2.17	2.01	2.15

      As a result of the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 75 DynCorp employees. As of

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 2 — Acquisitions (Continued)

March 28, 2003, 36 of the 75 employees had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows:

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	March 28, 2003	March 28, 2003

Severance payments	$7.4	$5.6	$1.8
Facility consolidations	71.0		71.0
Other	6.4		6.4

	$84.8	$5.6	$79.2

      The Company is currently reviewing the preliminary fair value estimates of assets acquired and liabilities assumed, including valuations associated with identified intangible assets, exit and facility consolidation activities, litigation, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition. The Company is also in the early stages of evaluating accounting treatment for conformance including accounting for long-term contracts. Adjustments to the purchase price are expected to be finalized during the fourth quarter of fiscal 2004. There can be no assurance that such adjustments will not be material.

      During December 2000, CSC completed the acquisition of all of the outstanding equity securities of Mynd Corporation (Mynd), formerly known as Policy Management Systems Corporation, for a purchase price of $572.7 and the assumption of $243.0 of outstanding Mynd debt. Mynd was a provider of systems, services and business solutions to the global insurance and related financial services industries. The acquisition was accounted for under the purchase method, and accordingly, Mynd’s results of operations have been included with the Company’s from the date of acquisition.

      The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. In addition, the Company obtained an independent appraisal of the fair values for certain tangible and intangible assets. The excess of the purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities acquired was allocated to goodwill. Initial goodwill was $704.5 and other identified intangible assets including software and employee workforce acquired from Mynd were valued at $83.4. During the third quarter of fiscal 2002, the Company adjusted the purchase price allocation principally related to the resolution of certain contractual and other matters unresolved at the time of the acquisition. As a result, the goodwill balance increased by $20.4. Additionally, during the fourth quarter of fiscal 2003, the Company adjusted the purchase price allocation as CSC anticipates utilizing a loss carryforward and a deductible basis difference in its future foreign tax filings. In accordance with generally accepted accounting principles, loss carryforward adjustments and deductible basis differences are not reflected in the determination of net income subsequent to the allocation period. Accordingly, goodwill has been decreased and deferred taxes increased by $4.4.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 2 — Acquisitions (Continued)

      A summary of the assets acquired and liabilities assumed in the Mynd acquisition are as follows:

Estimated Fair
Values

Assets acquired	$406.1
Liabilities assumed	(553.9)
Goodwill	720.5

Purchase price	572.7
Less cash acquired	31.9

Net cash paid	$540.8

      As a result of the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 518 Mynd employees of which 306 were U.S. employees and 212 were international employees; as of March 28, 2003, all of the effected employees have been terminated. The remaining severance payment balance at March 28, 2003 represents scheduled payments to be made through 2006. The components of the acquisition integration liabilities included in the purchase price allocation for Mynd are as follows:

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	March 28, 2003	March 28, 2003

Severance payments	$77.6	$59.4	$18.2
Facility and data center consolidations	93.4	62.4	31.0
Other	29.2	28.6	.6

	$200.2	$150.4	$49.8

Other Acquisitions

      During the three fiscal years ended March 28, 2003, the Company made a number of acquisitions in addition to the ones described above which, either individually or collectively, are not material. In conjunction with such business combinations accounted for as purchases, the Company acquired assets with an estimated fair value of $0, $16.4 and $94.8; and assumed liabilities of $0, $9.1 and $76.4 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The excess of cost of businesses acquired over related net assets, including contingent consideration paid during fiscal 2003, was $23.6, $45.3 and $136.2 for the three fiscal years ended 2003.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 3 — Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized when the new standard is adopted. The new standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 on March 30, 2002.

      The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each of the Company’s reporting units with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended September 27, 2002, the Company completed the initial goodwill assessment and the annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

      A summary of net income and earnings per share for the fiscal years ended March 29, 2002 and March 30, 2001 as adjusted to remove the amortization of goodwill and acquired employee workforce is as follows:

	Fiscal Year

	2002	2001

Net income — as reported	$344.1	$233.2
Goodwill amortization, net of taxes	72.0	51.5
Employee workforce amortization	2.4	.7

Net income — as adjusted	$418.5	$285.4

Basic earnings per share:
As reported	$2.02	$1.39
Goodwill amortization, net of taxes	.42	.31
Employee workforce amortization	.01

As adjusted	$2.45	$1.70

Diluted earnings per share:
As reported	$2.01	$1.37
Goodwill amortization, net of taxes	.42	.31
Employee workforce amortization	.01

As adjusted	$2.44	$1.68

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 3 — Goodwill and Other Intangible Assets (Continued)

      A summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 29, 2002 and March 28, 2003 is as follows:

	Global
	Commercial Sector	U.S. Federal Sector	Total

Balance as of March 30, 2001	$1,586.7	$66.9	$1,653.6
Amortization of goodwill	(68.9)	(6.4)	(75.3)
Additions	65.9		65.9
Retirements	(4.2)		(4.2)
Foreign currency translation	1.0		1.0

Balance as of March 29, 2002	$1,580.5	$60.5	$1,641.0
Additions	23.6	721.7	745.3
Reclassification	9.5		9.5
Foreign currency translation	111.5		111.5

Balance as of March 28, 2003	$1,725.1	$782.2	$2,507.3

      Additions to goodwill during fiscal 2003 related to an earnout payment associated with an acquisition made in Europe during fiscal 2001 and the goodwill recognized in connection with the DynCorp acquisition. On March 30, 2002, the Company reclassified its acquired employee workforce intangible asset to goodwill in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142. Additionally, during fiscal 2003, the Company adjusted goodwill by $4.4 in anticipation of utilizing loss carryforwards and deductible basis differences in future foreign tax filings. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

      A summary of amortized intangible assets as of March 28, 2003 and March 29, 2002 is as follows:

	March 28, 2003

	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$782.7	$427.1	$355.6
Outsourcing contract costs	1,503.0	579.5	923.5
Customer & other intangible assets	252.1	53.9	198.2

Total intangible assets	$2,537.8	$1,060.5	$1,477.3

	March 29, 2002

	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$712.0	$336.4	$375.6
Outsourcing contract costs	1,380.3	388.1	992.2
Employee workforce acquired	17.0	3.1	13.9
Other intangible assets	67.1	48.6	18.5

Total intangible assets	$2,176.4	$776.2	$1,400.2

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 3 — Goodwill and Other Intangible Assets (Continued)

      Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $297.1, $248.6, and $143.2 for the years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively. Estimated amortization related to intangible assets at March 28, 2003 for each of the subsequent five years, fiscal 2004 through fiscal 2008, is as follows: $305.6, $261.8, $225.9, $191.5, and $131.1, respectively.

Note 4 — Special Items

      In connection with the DynCorp acquisition in March 2003, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities. As a result, during the fourth quarter ended March 28, 2003, special items of $5.2 ($3.3 after tax) or 2 cents per share (diluted) were recorded. The special items related to the write-off of software associated with prior CSC operations now redundant to similar assets acquired with DynCorp. In addition, certain identified equipment can no longer accommodate the larger, integrated U.S. Federal sector business, and its use will be discontinued during the first two quarters of fiscal 2004, which will result in an estimated charge of $22.0. The Company anticipates completing the exit and disposal activities related to the DynCorp acquisition by the end of the second quarter of fiscal 2004.

      During fiscal 2002, the Company reviewed its estimates related to the fiscal 2001 special charge (discussion below) and made certain adjustments. These adjustments increased the facilities consolidation provision by $4 to $29.6. This adjustment was offset by a decrease of $3 related to the phased-out operations and other assets provisions and by a decrease of $1 related to employee severance costs. These adjustments resulted in total special charges related to phased-out operations and other assets of $17.9. The decrease in employee severance costs was due to 109 fewer U.S. employee involuntary terminations. As a result of renegotiations of certain international employee severance agreements, the Company involuntarily terminated an additional 285 international employees. The net impact was an additional 176 employees involuntarily terminated and a $1 reduction related to employee severance costs. As a result of these actions, there was no net additional special charge recorded during fiscal 2002.

      During fiscal 2001, special items of $232.9 ($156.0 after tax) were recorded as detailed below.

      In response to a changing mix of information technology services, business conditions and overall demand for consulting and systems integration services, the Company reviewed its global operations. As a result of this review, a special item of $137.5 ($91.3 after tax), or 54 cents per share (diluted) was recorded during the fourth quarter ended March 30, 2001. Included in the charge was employee severance costs of $67.9, write-offs in connection with consolidation of facilities of $25.6, write-off of capitalized software and computer-related assets of $22.1 and $20.9 related to phased-out operations and other assets. The involuntary termination benefits accrued and expensed of $67.9 related to 1,896 employees of which 722 were U.S. employees and 1,174 were international employees. As of March 28, 2003, all involuntary termination benefits have been paid and all affected employees have been terminated. Less than $5 of accrued costs related to consolidation of facilities remained at March 28, 2003.

      In connection with the December 2000 acquisition of Mynd, the Company reviewed its global commercial financial services operations, product strategies and the carrying value of its assets. As a result, special items were recorded in the third and fourth quarters of fiscal 2001. During the third quarter ended December 29, 2000, special items of $84.2 ($57.3 after tax), or 34 cents per share (diluted) were recorded and included $58.2 related to non-cash adjustments to the carrying value of capitalized software and the write-off of other assets and intangibles and $9.4 related to a legal settlement and write-off of assets from operations previously sold or phased-out. The third quarter charge also included $16.6 accrued for employee severance

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 4 — Special Items (Continued)

costs. In the fourth quarter, the amount for employee severance costs was adjusted to $14.5. The employee severance costs related to 628 global commercial financial services employees. All of the severance payments have been made and all of the employees have been involuntarily terminated. Upon completion of the integration of Mynd during the fourth quarter ended March 30, 2001, the Company recorded an additional special item of $11.2 ($7.4 after tax), or 4 cents per share (diluted) for the write-off of capitalized software and a provision for consolidation of facilities. The $11.2 was the net special item after the severance adjustment described above.

Note 5 — Income Taxes

      The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Year

	2003	2002	2001

Domestic entities	$409.3	$325.0	$336.9
Entities outside the United States	202.3	171.8	(6.6)

	$611.6	$496.8	$330.3

      The provisions for taxes on income classified as between current and deferred and as between taxing jurisdictions, consist of the following:

	Fiscal Year

	2003	2002	2001

Current portion:
Federal	$(11.9)	$(2.0)	$39.6
State	2.0	1.8	1.7
Foreign	35.4	23.0	13.5

	25.5	22.8	54.8

Deferred portion:
Federal	124.5	88.9	39.8
State	9.3	7.7	(9.0)
Foreign	12.1	33.3	11.5

	145.9	129.9	42.3

Total provision for taxes	$171.4	$152.7	$97.1

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 5 — Income Taxes (Continued)

      The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	Fiscal Year

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.1	1.2	2.4
Goodwill and other intangibles amortization	(2.9)	(.1)	(7.7)
Utilization of tax credits/losses	(1.5)	(2.8)	(.6)
Special items			(1.5)
Foreign rate differential	(.8)	.8	3.0
Depreciable asset basis adjustment	(3.6)	(4.9)	(1.9)
Other	.7	1.5	.7

Effective tax rate	28.0%	30.7%	29.4%

      The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 28, 2003	March 29, 2002

Deferred tax assets (liabilities)
Prepayments	$4.6	$(24.5)
Deferred income	10.6	30.6
Currency exchange	10.7	93.9
Other liabilities	66.8	22.9
Employee benefits	113.5	68.9
Investment basis difference	120.6	136.6
Tax loss/credit carryforwards	395.8	291.1
Depreciation and amortization	(665.9)	(474.1)
Contract accounting	(279.2)	(194.3)
Other assets	(12.0)	(14.6)

Total deferred taxes	$(234.5)	$(63.5)

      Of the above deferred amounts, $222.2 and $118.1 are included in the current income tax liability accounts at March 28, 2003 and March 29, 2002, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

      In addition, the Company’s deferred tax balances at March 28, 2003 included $76.8 of deferred tax assets and $72.2 of deferred tax liabilities related to the acquisition of DynCorp. Included in the acquired balances is a valuation allowance of $4.6 for deferred state taxes due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

      During fiscal 2001 the Company made a net investment of $25.0 in an unconsolidated limited partnership. The difference between the investment’s book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset of $120.6 represents the expected reduction of the Company’s foreign income taxes payable over the next six years. The debt of the partnership is more than fully

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 5 — Income Taxes (Continued)

collateralized by its assets and is non-recourse to the Company. As of March 28, 2003, the net investment was $28.6 as the result of the original investment and accumulated earnings.

      At March 28, 2003, the Company has available unused domestic net operating loss carryforwards of approximately $746.5 which will expire in years 2018 through 2023, including $90.7 of acquired net operating losses that have been fully reserved. The Company also has general business tax credit carryforwards of approximately $40.4, which will expire in years 2007 through 2023, and an alternative minimum tax credit carryforward of $14.0, which can be carried forward indefinitely. Additionally, the Company has tax loss carryforwards in certain foreign taxing jurisdictions that expire over various future periods.

      The cumulative undistributed earnings of the Company’s non-U.S. subsidiaries were approximately $365.6 as of March 28, 2003. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

      The IRS has substantially completed its examination of the Company’s federal income tax returns for the fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 6 — Receivables

      Receivables consist of the following:

	March 28, 2003	March 29, 2002

Billed trade accounts	$1,932.5	$1,810.8
Unbilled recoverable amounts under contracts in progress	1,273.3	789.2
Other receivables	114.4	153.9

	$3,320.2	$2,753.9

      Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. The short-term and long-term unbilled recoverable amount under contracts in progress are $1,007.5 and $265.8, respectively. As of March 28, 2003, the Company does not have any amounts billed to the customer but not paid under retainage provisions.

Note 7 — Debt

Short-term

      At March 28, 2003, the Company had $401.0 of commercial paper outstanding of which $200.0 was classified as short-term debt and $201.0 was classified as long-term debt. The weighted average interest rate on the Company’s commercial paper was 1.5% and 2.0% at March 28, 2003 and March 29, 2002, respectively.

      The Company’s commercial paper is backed by a $350.0 facility which expires on August 15, 2003 and by a $321.0 facility which expires on August 18, 2005. The classification of the Company’s outstanding commercial paper is determined by the expiration dates of these credit facilities. The Company intends to renew the short-term credit facility prior to expiration.

      At March 28, 2003, the Company had uncommitted lines of credit of $511.1 with certain foreign banks. As of March 28, 2003, the Company had $49.9 of borrowings outstanding under these lines of credit. These

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 7 — Debt (Continued)

short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 1.8% at March 28, 2003, and 1.8% at March 29, 2002.

Long-term

	March 28, 2003	March 29, 2002

Commercial paper	$201.0	$139.7
7.50% term notes, due August 2005.	500.0	500.0
6.75% term notes, due June 2006.	498.9	498.6
6.25% term notes, due March 2009.	200.0	200.0
7.375% term notes, due June 2011.	496.9	496.6
5.00% term notes, due February 2013	296.3
Capitalized lease liabilities	32.3	53.9
Notes payable	4.4	5.7

Total long-term debt	2,229.8	1,894.5
Less current maturities	24.9	21.4

	$2,204.9	$1,873.1

      Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $34.5 (2003) and $63.5 (2002), less accumulated amortization of $3.4 and $11.0, respectively.

      Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, approximately $2,126.6 of retained earnings was available for cash dividends at March 28, 2003.

      The carrying value of the Company’s long-term debt was $2,229.8 and $1,894.5 at March 28, 2003 and March 29, 2002, as shown above. The corresponding fair value was approximately $2,445.8 and $1,979.3 using the interest rates available to the Company for debt of the same remaining maturities.

      Maturities of long-term debt, capital lease payments, and other long-term obligations by fiscal year are $24.9 (2004), $205.8 (2005), $504.5 (2006), $501.1 (2007), $0.1 (2008) and $993.4 thereafter.

      In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company’s consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units. Borrowings under these lines were $49.9 at March 28, 2003.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 7 — Debt (Continued)

      The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 28, 2003:

	Fiscal	Fiscal	Fiscal 2006
	2004	2005	& thereafter	Total

Performance guarantees:
Surety bonds	$55.2	$3.0		$58.2
Letters of credit	16.2		$22.1	38.3
Other surety bonds	15.3	3.1		18.4
Standby letters of credit	61.1			61.1
Subsidiary debt guarantees	469.2	40.0		509.2

Total	$617.0	$46.1	$22.1	$685.2

      As of March 28, 2003, the amount of outstanding subsidiary debt under subsidiary debt guarantees noted above was $49.9.

Note 8 — Pension and Other Benefit Plans

      The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit and deferred compensation plans, as described below.

      A contributory, defined benefit pension plan is generally available to U.S. employees. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has two Supplemental Executive Retirement Plans (SERP), which are nonqualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees, generally for those employed prior to August 1992, or prior to December 1999 in the case of certain DynCorp employees, as well as dental and prescription drug benefits for certain Canadian employees. Most employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

      CSC utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and other postretirement benefit plans, respectively. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

      The expected long-term rate of return on plan assets assumption is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, historic plan asset returns as well as current market conditions and other factors. The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual returns on those plan assets in any given year. Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized. Differences between expected and actual returns are recognized in the calculation of net periodic pension cost. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is subject to change each year. Other assumptions, such as rate of compensation increase, turnover and life expectancy, also impact pension and other postretirement benefit calculations.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 8 — Pension and Other Benefit Plans (Continued)

      Net periodic cost for U.S. and non-U.S. pension and other benefit plans included the following components:

	Fiscal Year

	2003	2002	2001

Pensions
Service cost	$119.9	$102.5	$84.7
Interest cost	112.2	94.3	78.9
Expected return on plan assets	(121.4)	(112.0)	(105.9)
Amortization of prior service costs	5.8	3.4	3.1
Amortization of unrecognized net loss (gain)	4.4	.8	(.5)

Net periodic pension cost	$120.9	$89.0	$60.3

Other Postretirement Benefits
Service cost	$1.4	$1.1	$.6
Interest cost	5.4	4.6	3.5
Expected return on plan assets	(3.4)	(3.5)	(3.0)
Amortization of transition obligation	1.6	1.6	1.7
Amortization of prior service costs	.5	.9	.5
Recognized actuarial loss (gain)	.2	(.1)	(.9)

Net provision for postretirement benefits	$5.7	$4.6	$2.4

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 8 — Pension and Other Benefit Plans (Continued)

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the fiscal years ended March 28, 2003 and March 29, 2002, and a statement of the funded status at March 28, 2003 and March 29, 2002:

			Other
			Postretirement
	Pension		Benefits

	Fiscal Year		Fiscal Year

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$1,646.7	$1,399.7	$74.3	$61.6
Service cost	119.0	102.5	1.4	1.1
Interest cost	112.2	94.3	5.4	4.6
Plan participants’ contributions	45.4	48.5	1.3	1.5
Amendments	9.8	39.9		.8
Business combinations	62.3		31.1
Actuarial loss	156.7	42.9	3.5	9.2
Benefits paid	(79.4)	(65.1)	(4.3)	(4.4)
Foreign currency exchange rate changes	70.1	(16.0)	.1	(.1)

Benefit obligation at end of year	$2,142.8	$1,646.7	$112.8	$74.3

Change in plan assets:
Fair value of plan assets at beginning of year	$1,369.1	$1,337.8	$39.5	$40.6
Actual return on plan assets	(58.4)	(16.6)	(2.8)	(.4)
Employer contributions	164.7	62.1	12.3	2.2
Plan participants’ contributions	45.4	48.5	1.3	1.5
Asset transfers	2.6	17.7	1.7
Benefits paid	(79.4)	(65.1)	(4.3)	(4.4)
Business combinations	35.5
Foreign currency exchange rate changes	50.5	(15.3)

Fair value of plan assets at end of year	$1,530.0	$1,369.1	$47.7	$39.5

Reconciliation of funded status to net amount recorded:
Funded status	$(612.8)	$(277.6)	$(65.1)	$(34.8)
Unrecognized actuarial loss	488.0	141.6	18.8	10.1
Unrecognized transition obligation	3.4	3.2	15.6	17.2
Unrecognized prior service cost	41.7	40.1	5.3	5.9
Contribution in fourth fiscal quarter	3.3	.3

Net amount recorded	$(76.4)	$(92.4)	$(25.4)	$(1.6)

      Plan assets include equity and fixed income securities and short-term investments. Pension plan assets also include real estate investments and insurance contracts.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 8 — Pension and Other Benefit Plans (Continued)

      The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	Pensions		Other Postretirement Benefits

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Prepaid benefit cost	$11.4	$14.0	$6.8	$1.0
Accrued benefit liability	(271.5)	(127.3)	(32.2)	(2.6)
Intangible asset	37.9	13.4
Accumulated other comprehensive income	145.8	7.5

Net amount recorded	$(76.4)	$(92.4)	$(25.4)	$(1.6)

      As of March 28, 2003, the accumulated benefit obligation related to several of the Company’s larger pension plans exceeded the fair value of their respective plan assets. These same plans did not have accumulated benefit obligations in excess of plan assets as of March 29, 2002. This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from a decrease in the discount rate used to estimate the pension liability and (2) a decline in the fair value of the plan assets due to poor performance in the global capital market. As a result, the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to increase the accrued benefit liability by $162.8, increase intangible assets by $24.5 and record a charge to accumulated other comprehensive income (before tax effect) of $138.3. As of March 28, 2003 and March 29, 2002, the balance of minimum liability adjustments included in OCI was $97.1 (net of related taxes of $48.7) and $6.8 (net of related taxes of $0.7), respectively.

      The following table lists selected information for the pension plans with accumulated benefit obligations in excess of plan assets as of March 28, 2003 and March 29, 2002:

	March 28, 2003	March 29, 2002

Projected benefit obligation	$1,959.4	$123.2
Accumulated benefit obligation	1,616.1	108.8
Fair value of plan assets	1,366.1	26.7

      Weighted average assumptions used in the accounting for the Company’s plans were:

	Fiscal Year

	2003	2002	2001

Discount or settlement rates	6.3%	6.8%	7.0%
Rates of increase in compensation levels	4.4	5.0	5.1
Expected long-term rates of return on assets	8.1	8.4	8.7

      The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the primary U.S. postretirement benefit plans was 7.5% for fiscal 2003, declining to 5.0% for 2008 and subsequent years. For the postretirement plan acquired with DynCorp, it was 12.0% for fiscal 2003, declining to 5.0% for 2010 and subsequent years. For the Canadian postretirement benefit plans it was 8.4% for fiscal 2003, declining to

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 8 — Pension and Other Benefit Plans (Continued)

5.0% for 2012 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

	One Percentage Point

	Increase	Decrease

Effect on accumulated postretirement benefit obligation as of March 28, 2003	$11.8	$(10.1)
Effect on net periodic postretirement benefit cost for fiscal 2003.	1.1	(.8)

      The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 28, 2003, plan assets included 18,861,855 shares of the Company’s common stock of which 204,979 were purchased directly from the Company at fair market value during the fiscal year then ended. During fiscal 2003, fiscal 2002 and fiscal 2001, the Company contributed $81.8, $73.4 and $57.5, respectively.

      Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of nonemployee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and nonemployee directors are eligible to defer up to 100% of their compensation. For each plan year through March 28, 2003, the amount deferred under the Plan is credited with earnings equal to 120% of the 120-month rolling average interest payable on 10-year United States Treasury Notes as of December 31 of the preceding plan year, compounded annually. Beginning on March 29, 2003, for each plan year earnings shall be credited to each participant’s account at a rate equal to the 120-month rolling average yield to maturity of the Merrill Lynch U.S. Corporates, A Rated, 15+ Years Index as of December 31 of the preceding plan year, compounded annually. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

      The liability under this Plan amounted to $51.7 at March 28, 2003, and $43.1 at March 29, 2002. The Company’s expense under the Plan totaled $3.5, $3.2 and $2.9 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Note 9 — Commitments and Contingencies

Commitments

      The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $307.8 (2003), $291.1 (2002) and $230.7 (2001).

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 9 — Commitments and Contingencies (Continued)

      Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 28, 2003 are as follows:

Fiscal Year	Real Estate	Equipment

2004	$198.2	$133.3
2005	162.9	80.8
2006	133.7	46.3
2007	106.3	25.1
2008	86.3	5.2
Thereafter	234.2

	$921.6	$290.7

      DST Systems, Inc., a shareholder of the Company, provides data processing and consulting services and licenses certain software products to the Company. During the three fiscal years ended March 28, 2003, the Company incurred aggregate expenses of $11.7, $7.6 and $14.3, respectively, related thereto, which are included in costs of services.

      The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments by fiscal year are $465.4 (2004), $447.3 (2005), $307.8 (2006), $296.8 (2007) and $62.6 (2008).

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

Note 10 — Stock Incentive Plans

Stock Options

      The Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.

      At March 28, 2003, 6,115,971 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees. On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options with an exercise price of $70 or more

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10 — Stock Incentive Plans (Continued)

(Exchange Offer). The Exchange Offer expired on November 28, 2001, and all of the stock options tendered into the offer were accepted for exchange and canceled on November 29, 2001. The canceled options covered 2,352,820 shares of the Company’s common stock, which represented approximately 16% of the shares underlying the Company’s total stock options outstanding immediately prior to such cancellation.

      New options covering 2,285,430 shares of the Company’s stock were issued in exchange for the canceled options, on a share-for-share basis, on May 30, 2002, to those individuals who remained regular, full-time employees of the Company on such date. The new options have an exercise price of $46.90, the market price of the underlying shares on the date of grant. The Company did not record any compensation expense in connection with the Exchange Offer. The new options have the same vesting schedule and vesting start date as the options that were canceled.

      Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number Of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	11,536,927	$39.89	11,827,316	$49.35	10,697,970	$40.19
Granted, market options(1)	6,727,439	43.33	3,888,113	35.06	3,211,981	75.05
Granted, discounted options	300,406	12.96	220,652	10.17	135,494	19.73
Exercised	(441,576)	15.92	(1,066,918)	20.34	(1,225,135)	28.89
Canceled(1)	(646,191)	48.78	(3,332,236)	72.15	(992,994)	54.79

Outstanding, end of year	17,477,005	41.03	11,536,927	39.89	11,827,316	49.35

Exercisable, end of year	7,899,700	40.55	5,174,448	37.88	4,805,490	31.93

(1)	Pursuant to the Exchange Offer, 2,352,820 shares were canceled during fiscal 2002 and new options for 2,285,430 shares were granted during fiscal 2003.

	March 28, 2003

	Options Outstanding			Options Exercisable

			Weighted
			Average
		Weighted	Remaining		Weighted
	Number	Average	Contractual	Number	Average
Range of Option Exercise Price	Outstanding	Exercise Price	Life	Exercisable	Exercise Price

$3.12–$33.94	3,732,301	$25.19	5.6	2,277,466	$25.38
$34.00–$34.90	3,693,694	$34.85	7.8	1,394,991	$34.78
$35.00–$45.61	4,243,665	$43.42	8.0	931,899	$37.68
$45.80–$58.06	4,905,955	$51.67	6.3	2,782,978	$52.57
$58.88–$93.25	901,390	$62.69	6.8	512,366	$63.56

      The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Pre-tax compensation cost recognized with respect to stock options was $7.6, $5.7, and $2.7 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10 — Stock Incentive Plans (Continued)

Restricted Stock Units

      During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At March 28, 2003, 46,383 shares of CSC common stock remained available for the grant to nonemployee directors of future restricted stock units (RSUs) or other stock-based incentives. As of March 28, 2003, March 29, 2002 and March 30, 2001, 53,617, 36,817 and 25,777 RSUs, respectively, had been awarded to nonemployee directors under this plan and were outstanding on that date. Generally, RSUs vest in full as of the next annual meeting of the Company’s stockholders following the date they are awarded.

      When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares. The number of shares to be delivered upon redemption is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election, which must be made within 30 days after the date of the award, the RSUs may be redeemed (i) as an entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

      The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized over the vesting period. Compensation cost recognized with respect to RSUs was $0.6, $0.4 and $0.2 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Note 11 — Stockholder Purchase Rights Plan

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

Note 12 — Segment and Geographic Information

      All of the Company’s business involves operations which provide management and information technology consulting, systems integration and outsourcing. Although the Company presents estimates of revenue by business service and geography, the Company’s expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company aggregates operating segments into two reportable segments that consist of the U.S. Federal sector and the Global Commercial sector. The Company organizes Global Commercial operating segments by geographies and vertical operations. These operations serve similar clients, large-scale corporations and organizations, in a wide array of industries. The operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical market. Further, operating segments’ service offerings and clientele overlap and the Company draws on multiple operating segments to serve clients. As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 12 — Segment and Geographic Information (Continued)

U.S. federal agencies. The U.S. Federal sector revenue reported below will not agree to U.S. Federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments and reflects alignment of intersegment activities to attribute operating results to the performing segment. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended March 28, 2003, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global	U.S.
	Commercial	Federal
	Sector	Sector	Corporate	Total

2003
Revenues	$8,001.0	$3,347.4	$(1.9)	$11,346.5
Earnings (loss) before special items, interest, and taxes	544.8	235.9	(29.6)	751.1
Depreciation and amortization	738.4	53.2	18.7	810.3
Assets	7,038.6	3,115.7	278.9	10,433.2
Capital expenditures for long-lived assets	719.2	135.9	31.1	886.2
2002
Revenues	$8,505.7	$2,873.3	$.2	$11,379.2
Earnings (loss) before special items, interest, and taxes	486.8	185.0	(32.5)	639.3
Depreciation and amortization	757.3	37.1	16.4	810.8
Assets	7,187.8	1,148.9	273.8	8,610.5
Capital expenditures for long-lived assets	1,137.2	13.4	51.4	1,202.0
2001
Revenues	$7,906.1	$2,586.7	$.1	$10,492.9
Earnings (loss) before special items, interest, and taxes	514.3	167.7	(29.0)	653.0
Depreciation and amortization	574.8	33.2	10.2	618.2
Assets	6,935.2	919.6	320.0	8,174.8
Capital expenditures for long-lived assets	1,492.7	31.6	50.1	1,574.4

      A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Fiscal Year

	2003	2002	2001

Earnings before special items, interest, and taxes	$751.1	$639.3	$653.0
Interest expense	(142.8)	(154.8)	(106.1)
Interest income	8.5	12.3	16.3
Special items	(5.2)		(232.9)

Income before taxes	$611.6	$496.8	$330.3

      The Company’s management believes that earnings before special items, interest and taxes provides useful information in order to assess the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

      Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 12 — Segment and Geographic Information (Continued)

location of the asset. Geographic revenue and property and equipment, net for the three years ended March 28, 2003 is as follows:

	Fiscal Year

	2003		2002		2001

		Property and		Property and		Property and
		Equipment,		Equipment,		Equipment,
	Revenues	Net	Revenues	Net	Revenues	Net

United States	$7,206.3	$1,182.1	$7,177.0	$1,218.2	$6,690.2	$1,291.9
Europe:
United Kingdom	1,382.4	301.0	1,349.6	240.7	1,225.6	204.5
Other Europe	1,598.8	216.3	1,584.6	168.4	1,358.0	128.2
Other International	1,159.0	288.2	1,268.0	280.7	1,219.1	233.8

Total	$11,346.5	$1,987.6	$11,379.2	$1,908.0	$10,492.9	$1,858.4

      The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 29%, 25% and 25% of the Company’s revenues for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. At March 28, 2003, approximately 49% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2003, fiscal 2002 or fiscal 2001.

Note 13 — Agreements with Equifax

      During fiscal 1989, the Company entered into an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the “Bureaus”) became affiliated credit bureaus of ECIS and purchased credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

      Pursuant to the Operating Agreement, the Company acquired an option to require ECIS to purchase the collections business (Collections Put Option), and a separate option to require ECIS to purchase the credit reporting business and, if not previously sold, the collections business (Credit Reporting Put Option). Both options require six months’ advance notice and expire on August 1, 2013.

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

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2003

In millions except per-share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$2,753.7	$2,720.1	$2,793.6	$3,079.1
Income before taxes	111.2	129.5	147.6	223.4
Net income	79.0	92.9	105.7	162.7
Net earnings per share:
Basic	0.46	0.54	0.62	0.93
Diluted	0.46	0.54	0.61	0.93

	Fiscal 2002

In millions except per-share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$2,704.8	$2,745.8	$2,893.5	$3,035.1
Income before taxes	68.9	98.4	125.6	203.9
Net income	47.7	68.2	87.1	141.1
Net earnings per share:
Basic	0.28	0.40	0.51	0.83
Diluted	0.28	0.40	0.51	0.82

      A discussion of “Special Items” is included in Note 4 to the consolidated financial statements. Quarterly revenue amounts have been adjusted to conform to the Company’s current presentations. A discussion of “reclassifications” is included in Note 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Equity Compensation Plan Information

March 28, 2003

	(a)	(b)	(c)

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	17,249,505	$41.01	6,162,354
Equity compensation plans not approved by security holders(1)

Total	17,249,505	$41.01	6,162,354

(1)	The Company has assumed individual stock options, but not their associated equity plans, in connection with past acquisitions. With respect to such stock options, at March 28, 2003, the Company had an aggregate total of 281,117 shares outstanding with a weighted-average exercise price of $33.97.

Item 13.	Certain Relationships and Related Transactions

      Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the sections entitled “Voting Securities and Principal Holders Thereof”, “Item 1 — Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 2003. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the captions “Report of Compensation Committee on Annual Compensation of Executive Officers” and “Comparison of Cumulative Total Return.”

Item 14.	Controls and Procedures

      “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the report that it files or submits under the Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report and, based upon this evaluation, have concluded that they are effective in all material respects. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      “Internal controls” are the internal accounting controls designed to provide reasonable assurances that:

(i)	transactions are executed in accordance with management’s general or specific authorization;

(ii)	transactions are recorded as necessary (a) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (b) to maintain accountability for assets;

(iii)	access to assets is permitted only in accordance with management’s general or specific authorization; and

(iv)	the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regard to significant deficiencies or material weaknesses.

Item 15.	Principal Accountant Fees and Services

General

      Deloitte & Touche LLP has acted as the Company’s independent public accountant for more than 40 years and will act in that capacity during the current fiscal year. It is anticipated that a representative of Deloitte & Touche LLP will be present at the Annual Meeting, will be afforded the opportunity to make a statement, if desired, and will be available to respond to appropriate questions.

Audit Fees

      The aggregate fees billed by Deloitte & Touche LLP during the fiscal years ended March 28, 2003 and March 29, 2002 for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $3,694,000 and $3,256,000, respectively.

Audit-Related Fees

      The aggregate fees billed by Deloitte & Touche LLP during the fiscal years ended March 28, 2003 and March 29, 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, but are not reported under “Audit Fees” above, were $1,277,000 and $1,297,000, respectively. For fiscal year 2003, Audit-Related Fees include $341,000 for third party reviews, $293,000 for accounting research, registration statements and due diligence, $340,000 for employee benefit plan audits and $303,000 for other audit-related projects. For fiscal year 2002, Audit-Related Fees include $425,000 for third party reviews, $324,000 for accounting research and due diligence, $317,000 for employee benefit plan audits and $231,000 for other audit-related projects.

Tax Fees

      The aggregate fees billed by Deloitte & Touche LLP during the fiscal years ended March 28, 2003 and March 29, 2002 for tax compliance, tax advice and tax planning were $2,766,000 and $2,489,000, respectively. For fiscal year 2003, Tax Fees include $1,832,000 for international tax compliance and consultation, $759,000 for expatriate tax services and $175,000 for domestic tax compliance and consultation. For fiscal year 2002, Tax Fees include $1,481,000 for international tax compliance and consultation, $806,000 for expatriate tax services, $202,000 for domestic tax compliance and consultation.

All Other Fees

      The aggregate fees billed by Deloitte & Touche LLP during the fiscal years ended March 28, 2003 and March 29, 2002 for products and services other than those reported above were $5,000 and $152,000, respectively. For fiscal year 2003, All Other Fees relate to technical training services. For fiscal year 2002, All Other Fees principally relate to acquisition-related, other international and technical training services.

PART IV

Item 16.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedule

      These documents are included in the response to Item 8 of this report. See the index on page 22.

    (3) Exhibits

      The following exhibits are filed with this report:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of December 13, 2002 by and among the Company, DynCorp and Garden Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 2002)
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003
3.2	Bylaws, amended and restated effective May 7, 2001 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2001)
10.1	1978 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)
10.2	1984 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)
10.3	1987 Stock Incentive Plan* (incorporated by reference to Exhibit X(xxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.4	Schedule to the 1987 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit X(xxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.5	1990 Stock Incentive Plan* (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 filed on August 15, 1990)
10.6	1992 Stock Incentive Plan, amended and restated effective August 9, 1993* (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

Exhibit
Number	Description of Exhibit

10.7	Schedule to the 1992 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996)
10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.13	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.14	Supplemental Executive Retirement Plan, amended and restated effective August 13, 2001* (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)
10.15	Deferred Compensation Plan, amended and restated effective August 13, 2001* (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective February 18, 1998* (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)
10.17	Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)
10.18	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1999)
10.19	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.20	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.21	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
10.23	Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

Exhibit
Number	Description of Exhibit

10.24	Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)
10.25	Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)
21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Independent Auditors’ Consent
99.1	Section 906 Certification of the Chief Executive Officer
99.2	Section 906 Certification of the Chief Financial Officer

*	Management contract or compensatory plan or agreement

(b)     Reports on Form 8-K:

      There were three reports on Form 8-K filed during the fourth quarter of fiscal 2003. On February 14, 2003, the Registrant filed a Current Report on Form 8-K reporting the issuance and sale on that date of $300,000,000 aggregate principal amount of its 5.00% Notes due February 15, 2013 at an initial public offering price of 98.746%. On March 7, 2003, the Registrant filed a Current Report on Form 8-K reporting the completion of its acquisition of DynCorp on that date. On March 12, 2003, the Registrant filed a Current Report on Form 8-K reporting that effective April 1, 2003, Michael W. Laphen would replace Edward P. Boykin as its President and Chief Operating Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated: June 13, 2003	By: /s/ VAN B. HONEYCUTT

Van B. Honeycutt,
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman and Chief Executive Officer (Principal Executive Officer)	June 13, 2003

/s/ LEON J. LEVEL Leon J. Level	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 13, 2003

/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 13, 2003

/s/ IRVING W. BAILEY, II Irving W. Bailey, II	Director	June 13, 2003

/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 13, 2003

/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 13, 2003

/s/ WILLIAM R. HOOVER William R. Hoover	Director	June 13, 2003

/s/ THOMAS A. MCDONNELL Thomas A. McDonnell	Director	June 13, 2003

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	June 13, 2003

/s/ JAMES R. MELLOR James R. Mellor	Director	June 13, 2003

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	June 13, 2003

CERTIFICATIONS

I, Van B. Honeycutt, Chairman and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Computer Sciences Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (The “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ VAN B. HONEYCUTT

Van B. Honeycutt
Chairman and Chief Executive Officer

Date: June 13, 2003

I, Leon J. Level, Vice President and Chief Financial Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Computer Sciences Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (The “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LEON J. LEVEL

Leon J. Level
Vice President and Chief Financial Officer

Date: June 13, 2003

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended March 28, 2003
(Dollars in Millions)

		Additions
	Balance,				Balance,
	beginning of	Charged to cost			end of
	period	and expenses	Other(1)	Deductions	period

Year ended March 28, 2003
Allowance for doubtful receivables	$74.6	$21.4	$4.9	$29.1	$71.8
Year ended March 29, 2002
Allowance for doubtful receivables	86.6	35.6	(3.9)	43.7	74.6
Year ended March 30, 2001
Allowance for doubtful receivables	73.0	26.3	(0.7)	12.0	86.6

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.