Form 10-Q
period 2003-07-04
COMPUTER SCIENCES CORP
filed 2003-08-13
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 4, 2003
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No [   ]

187,128,668 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2003.

COMPUTER SCIENCES CORPORATION
INDEX TO FORM 10-Q
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income, Three Months Ended July 4, 2003 and June 28, 2002	1

	Consolidated Condensed Balance Sheets, July 4, 2003 and March 28, 2003	2

	Consolidated Condensed Statements of Cash Flows, Three Months Ended July 4, 2003 and June 28, 2002	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security-Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	July 4, 2003	June 28, 2002

Revenues	$3,554.8	$2,753.7

Costs of services	2,931.7	2,231.7

Selling, general and administrative	208.7	182.6

Depreciation and amortization	235.0	195.6

Interest expense	43.1	34.3

Interest income	(3.0)	(1.7)

Special items	6.2

Total costs and expenses	3,421.7	2,642.5

Income before taxes	133.1	111.2

Taxes on income	40.8	32.2

Net income	$ 92.3 ========	$ 79.0 ========

Earnings per share:

Basic	$ 0.49 ========	$ 0.46 ========

Diluted	$ 0.49 =========	$ 0.46 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	July 4, 2003	March 28, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$ 143.3	$ 299.6
Receivables	3,515.7	3,320.2
Prepaid expenses and other current assets	562.7	468.3
Total current assets	4,221.7	4,088.1

Property and equipment, net	2,160.2	1,987.6
Outsourcing contract costs, net	932.5	923.5
Software, net	361.8	355.6
Excess of cost of businesses acquired over related net assets, net	2,571.2	2,507.3
Other assets	625.2	571.1
Total assets	$10,872.6 ===========	$10,433.2 ===========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 252.7	$ 274.8
Accounts payable	552.4	643.2
Accrued payroll and related costs	705.3	638.8
Other accrued expenses	921.0	990.0
Deferred revenue	276.6	222.6
Income taxes payable	256.8	217.8
Total current liabilities	2,964.8	2,987.2

Long-term debt, net	2,399.6	2,204.9
Other long-term liabilities	664.0	634.7

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	187.6	187.2
Additional paid-in capital	1,512.0	1,502.2
Earnings retained for use in business	3,170.8	3,078.5
Accumulated other comprehensive loss	(7.2)	(142.5)
Less common stock in treasury	(19.0)	(19.0)
Total stockholders' equity	4,844.2	4,606.4
Total liabilities and stockholders' equity	$10,872.6 ===========	$10,433.2 =============

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	July 4, 2003	June 28, 2002
Cash flows from operating activities:
Net income	$ 92.3	$ 79.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	252.2	206.4
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(263.7)	(72.8)
Decrease in liabilities	(60.5)	(190.9)

Net cash provided by operating activities	20.3	21.7

Investing activities:
Purchases of property and equipment	(223.3)	(175.6)
Acquisitions, net of cash acquired		(7.5)
Dispositions		73.6
Outsourcing contracts	(94.2)	(29.0)
Software	(31.2)	(38.0)
Other investing cash flows	(10.3)	(18.9)

Net cash used in investing activities	(359.0)	(195.4)

Financing activities:
Borrowings (repayment) under commercial paper, net	(101.6)	120.4
Borrowings (repayment) under lines of credit, net	(4.0)	22.2
Proceeds from debt issuance	297.0
Principal payments on long-term debt	(22.6)	(13.5)
Proceeds from stock option and other common stock transactions	9.3	15.0
Other financing cash flows	1.7	1.2

Net cash provided by financing activities	179.8	145.3

Effect of exchange rate changes on cash and cash equivalents	2.6	2.6

Net decrease in cash and cash equivalents	(156.3)	(25.8)

Cash and cash equivalents at beginning of year	299.6	149.1

Cash and cash equivalents at end of period	$ 143.3 ========	$ 123.3 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Three Months Ended
	July 4, 2003	June 28, 2002

Net income	$ 92.3 ===========	$ 79.0 ===========

Common share information:
Average common shares outstanding for basic EPS	186.903	171.314
Dilutive effect of stock options	0.912	1.520
Shares for diluted EPS	187.815 ===========	172.834 ===========

Basic EPS	$ 0.49	$ 0.46
Diluted EPS	0.49	0.46

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the periods presented. The number of such options was 9,890,073 and 4,681,614 at July 4, 2003 and June 28, 2002, respectively.

(B)

At July 4, 2003, the Company had eight stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 10 of the Company's 2003 Annual Report filed on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended
	July 4, 2003	June 28, 2002

Net income, as reported	$92.3	$79.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.5	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.1)	(14.6)
Pro forma net income	$ 80.7 ==========	$ 65.8 ======

Earnings per share:
Basic - as reported	$0.49	$0.46
Basic - pro forma	$0.43	$0.38

Diluted - as reported	$0.49	$0.46
Diluted - pro forma	$0.43	$0.38

(C)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:
		July 4, 2003	March 28, 2003

	Property and equipment	$2,408.7	$2,184.6
	Excess of cost of businesses acquired over related net assets ("goodwill")	318.9	308.7

(D)

No dividends were paid during the periods presented. At July 4, 2003 and March 28, 2003, there were 187,557,035 and 187,206,632 shares, respectively, of $1.00 par value common stock issued. The Company had 449,249 shares of treasury stock as of July 4, 2003 and March 28, 2003.

(E)

Cash payments for interest on indebtedness were $37.8 million and $39.5 million for the three months ended July 4, 2003 and June 28, 2002, respectively. Cash payments for taxes on income were $13.8 million and $8.1 million for the three months ended July 4, 2003 and June 28, 2002, respectively.

(F)	The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended
	July 4, 2003	June 28, 2002

Net income	$ 92.3	$ 79.0
Foreign currency translation adjustment	135.0	84.8
Unrealized gain (loss) on available for sale securities	0.3	(0.5)
Comprehensive income	$227.6 =========	$163.3 ===========

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain (loss) on available for sale securities.

(G)

CSC provides management and information technology consulting, systems integration and outsourcing. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments that consist of the U.S. Federal sector and the Global Commercial sector. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Three Months Ended July 4, 2003
Revenues	$2,048.9	$1,505.9		$3,554.8
Earnings (loss) before special items, interest and taxes	88.5	98.7	$(7.8)	179.4

Three Months Ended June 28, 2002
Revenues	$1,963.0	$790.7		$2,753.7
Earnings (loss) before special items, interest and taxes	98.6	52.3	$(7.1)	143.8

(H)	A summary of the changes in the carrying amount of goodwill by segment for the three months ended July 4, 2003 is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Total

Balance as of March 28, 2003	$1,725.1	$782.2	$2,507.3
Additions	0.3		0.3
Foreign currency translation	63.6		63.6
Balance as of July 4, 2003	$1,789.0 =======	$782.2 ======	$2,571.2 =======

Additions to goodwill during the three months ended July 4, 2003 related to an earnout payment associated with an acquisition made in Europe. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of July 4, 2003 and March 28, 2003 is as follows:

	July 4, 2003
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 828.8	$ 467.0	$ 361.8
Outsourcing contract costs	1,558.4	625.9	932.5
Other intangible assets	252.1	63.6	188.5

Total intangible assets	$2,639.3 ========	$1,156.5 ========	$1,482.8 =======

	March 28, 2003
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 782.7	$ 427.1	$ 355.6
Outsourcing contract costs	1,503.0	579.5	923.5
Other intangible assets	252.1	53.9	198.2

Total intangible assets	$2,537.8 ========	$1,060.5 =======	$1,477.3 =======

Amortization expense related to intangible assets was $83.9 million and $74.8 million for the three months ended July 4, 2003 and June 28, 2002, respectively. Estimated amortization expense related to intangible assets as of March 28, 2003 for each of the subsequent five fiscal years, fiscal 2004 through fiscal 2008, is as follows (in millions): $305.6, $261.8, $225.9, $191.5, and $131.1.

(I)

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition in March 2003. As a result, during the first quarter ended July 4, 2003, special items of $6.2 million ($3.9 million after tax) or 2 cents per share (diluted) were recorded. The charge represents equipment that can not accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. The Company anticipates completing the exit and disposal activities related to the DynCorp acquisition by the end of the second quarter of fiscal 2004. The Company currently estimates any additional special charges will not exceed $16 million.

Additionally, as disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. As of July 4, 2003, 37 of the 75 employees have been involuntarily terminated. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows:

	Acquisition Integration Liabilities	Paid as of July 4, 2003	Balance Remaining at July 4, 2003

Severance payments	$ 7.4	$5.6	$ 1.8
Facility consolidations	71.0	4.0	67.0
Other	6.4	0.1	6.3
	$84.8 =======	$9.7 =====	$75.1 ======

(J)

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $509.2 million of such working capital lines; however, as of July 4, 2003, the amount of the maximum potential payment is $48.5 million, the amount of the related outstanding subsidiary debt. The $48.5 million outstanding debt is reflected in the Company's consolidated financial statements.

The Company indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret. CSC's indemnification covers costs to defend customers from claims, court awards or related settlements. The Company maintains the right to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any costs related to customer software license indemnification. Management considers the possibility of incurring future costs remote. Accordingly, the Company has not recorded a related liability.

(K)

In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for all revenue arrangements entered into after July 5, 2003. The Company presently intends to adopt this statement prospectively and the Company does not anticipate a material impact to the Company's financial condition or results of operations as a result of adoption.

(L)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

(M)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

(N)

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases." The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in the Company's second quarter of fiscal 2004. The guidance could require CSC and its customers to apply lease accounting to certain elements of information technology outsourcing arrangements depending on the specific terms of individual contracts. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its consolidated financial position and results of operations.

(O)

The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 28, 2003. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the fiscal 2004 presentation.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2004 versus
First Quarter of Fiscal 2003

Revenues

During the first quarter ended July 4, 2003, the Company's total revenues increased 29.1%, or $801.1 to $3,554.8 million, over the same period last year. On a constant currency basis, total revenues increased approximately 23%. The operations of DynCorp which the Company acquired on March 7, 2003, provided approximately 25 percentage points of the Company's overall revenue growth. The Company utilizes a fiscal reporting calendar and the first quarter of fiscal 2004 includes an additional week of business operations compared to the same period last year. Excluding the former DynCorp operations, the additional week of operations is estimated to have contributed approximately 4 percentage points in revenue growth with the estimate taking into account CSC's outsourcing and professional services arrangements.

U.S. Federal sector revenue increased 90.5%, or $715.2 to $1,505.9 million during the first quarter. Revenue growth was fueled by the acquisition of DynCorp, which contributed approximately 87 percentage points of revenue growth in the U.S. Federal sector. Federal sector's other operations provided the remaining revenue growth.

Global Commercial sector revenue increased 4.4%, or $85.9 million to $2,048.9, over the same quarter of last year. Global Commercial revenue benefited by approximately 8 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue declined 5.9%, or $59.1 million to $937.9 million during the first quarter of fiscal 2004 compared to the same period last year. The decrease was principally driven by lower revenue in outsourcing activities due to contract completions and reduced billable outsourcing activities. Lower outsourcing activities were partially offset by several new projects, which in aggregate contributed approximately $65 million in revenue. New projects include most notably Bombardier Transportation, British Telecom North America, and Motorola.

European revenue of $819.2 million for the first quarter increased 20.7%, or $140.4 million compared to the same period in the prior year. Currency fluctuations favorably impacted revenue growth by approximately 19 percentage points. New outsourcing contracts contributed approximately $65 million in revenue growth including Royal Mail Group, Bombardier Transportation, and the United Kingdom's Department of Health. Declines in the European consulting and integration services as well as the financial services market sector were offset by revenue gains in outsourcing activities.

Other International revenue for the first quarter was up 1.6% to $291.8 million. Currency fluctuations favorably impacted revenue growth by approximately 10 percentage points. The favorable currency impact was principally offset by a $17 million decline in outsourcing activities in Australia. The remaining decline, net of currency impact, was a result of weak demand in Asia.

During the first quarter of fiscal 2004, the Company announced new business awards of $4.3 billion, including $474 million related to new U.S. federal contract awards and $3.8 billion related to Global Commercial activities. The Company's growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings. CSC earned over 80% of its revenues from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows (in millions):

	Dollar Amount		Percentage of Revenue
	First Quarter		First Quarter
	Fiscal		Fiscal
	2004	2003	2004	2003

Costs of services	$2,931.7	$2,231.7	82.5%	81.0%
Selling, general and administrative	208.7	182.6	5.9	6.6
Depreciation and amortization	235.0	195.6	6.6	7.1
Interest expense, net	40.1	32.6	1.1	1.2
Special items	6.2		0.2
Total	$3,421.7 =========	$2,642.5 =========	96.3% =======	95.9% =========

Comparing the first quarter results of fiscal 2004 to fiscal 2003, total costs and expenses increased as a percentage of revenue. Higher costs of services as a percentage of revenue and the impact of the special items were partially offset by lower depreciation and amortization, and selling, general and administrative costs. The Company matches revenues and costs to the same currency. Therefore, the foreign currency impact of approximately 6 percentage points on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

The increase in costs of services as a percentage of revenue was principally caused by the former DynCorp operations, for which the expense mix is weighted more toward cost of services. The former DynCorp operations increased CSC's consolidated cost of services as a percentage of revenue by approximately 1.6 percentage points. Other CSC operations had a slight performance improvement of .1 percentage point.

Lower selling, general and administrative expenses (SG&A) as a percentage of revenue were also significantly impacted by the former DynCorp operations, which carry a lower SG&A expense as a percentage of revenue than the composite of other CSC operations. Excluding the effects of the former DynCorp operations, the Company's SG&A expense as a percentage of revenue would have been approximately 6.4%. The remaining decrease of .2 percentage points is primarily related to European performance improvement from cost containment and centralization of back-office functions conducted during the third and fourth quarters of fiscal 2003.

The decrease in depreciation and amortization expense is attributable to the former DynCorp operations, which carry lower depreciation and amortization expense as a percentage of revenue than the composite of other CSC operations. Due to a shift in business mix that includes more long-term outsourcing and less project work, depreciation and amortization expense increased to 7.9% of revenues excluding DynCorp operations.

Net Interest expense remained virtually unchanged as a percentage of revenue compared to the same period in the prior year. The increase of $7.5 million is principally related to additional borrowing compared to the same period last year.

Special Items

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition in March 2003. As a result, during the first quarter ended July 4, 2003, special items of $6.2 million ($3.9 million after tax) or 2 cents per share (diluted) were recorded. The charge represents equipment that can not accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. The Company anticipates completing the exit and disposal activities related to the DynCorp acquisition by the end of the second quarter of fiscal 2004. The Company currently estimates the additional special charges will not exceed $16 million.

Additionally, as disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. As of July 4, 2003, 37 of the 75 employees have been involuntarily terminated. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows:

	Acquisition Integration Liabilities	Paid as of July 4, 2003	Balance Remaining at July 4, 2003

Severance payments	$ 7.4	$5.6	$ 1.8
Facility consolidations	71.0	4.0	67.0
Other	6.4	0.1	6.3
	$84.8 =======	$9.7 ======	$75.1 ======

Income Before Taxes

Income before taxes increased to $133.1 million compared with $111.2 million reported for last year's first quarter. The resulting pre-tax margin was 3.7% compared with 4.0% for the same period last year.

Net Income

Net income was $92.3 million for the first quarter of fiscal 2004, up from $79.0 million for the corresponding period last year. This year's first quarter diluted earnings per share was 49 cents (including 2 cent per share impact of special items) versus 46 cents reported for last year's first quarter.

Cash Flows

Cash provided by operating activities was $20.3 million for the three months ended July 4, 2003, compared with cash provided by operating activities of $21.7 million during the same period last year. The decrease of $1.4 million primarily resulted from unfavorable changes in working capital and was substantially offset by an increase in earnings and an increase in depreciation and amortization expense and other non-cash charges.

The Company's net cash used in investing activities totaled $359.0 million for the most recent three months compared to $195.4 million during the same period last year. The increase principally relates to investments in property and equipment and outsourcing contract costs in support of major new contract activities including Motorola, Marconi, and the Royal Mail Group.

Cash provided by financing activities was $179.8 million for the most recent quarter versus $145.3 million for the same period a year ago. The change is principally driven by higher borrowing activity in connection with the DynCorp acquisition.

Financial Condition

During the first quarter of fiscal 2004, the Company's capital outlays included $317.5 million of business investments in the form of fixed asset purchases and outsourcing contract costs. These investments were funded from additional borrowings and existing cash balances, which decreased from $299.6 million as of March 28, 2003 to $143.3 million at July 4, 2003. The Company's debt-to-total capitalization ratio increased from 35.0% at March 28, 2003 to 35.4% at July 4, 2003. During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities. As of July 4, 2003, the shelf registration has $900 million of unissued debt or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 13 of the Company's Annual Report on Form 10-K for fiscal 2003. The exercise price of this put option is equal to the appraised value of the business.

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

At July 4, 2003, the Company's syndicated credit facilities were comprised of a $321 million facility, which expires on August 18, 2005 and a $350.0 million facility which expires on August 15, 2003. As of July 4, 2003, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements. The Company expects to renew the $350 million facility prior to its expiration date.

At July 4, 2003, the Company had $252.7 million of short-term debt and current maturities of long-term debt and $2.4 billion of long-term debt, including $99.4 million of commercial paper borrowings. As further described in Note 7 of the Company's Annual Report on Form 10-K for fiscal 2003, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

Recent Accounting Pronouncements

The Company has not changed its critical accounting policies. These policies are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2003.

In November 2002 and May 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for all revenue arrangements entered into after July 5, 2003. The Company presently intends to adopt this statement prospectively and the Company does not anticipate a material impact to the Company's financial condition or results of operations as a result of adoption.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases." The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in the Company's second quarter of fiscal 2004. The guidance could require CSC and its customers to apply lease accounting to certain elements of information technology outsourcing arrangements depending on the specific terms of individual contracts. The Company is currently evaluating EITF Issue No. 01-08 and has not determined the impact this statement will have on its consolidated financial position and results of operations.

Forward-Looking Statements

All statements in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results described in such statements.

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

Forward-looking statements in this quarterly report on Form 10-Q speak only as of the date hereof, and forward-looking statement in documents attached or incorporated by reference speak only as to the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market-risk associated with interest rates and foreign currencies as of March 28, 2003, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended July 4, 2003, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of July 4, 2003 and, based upon this evaluation, have concluded that they are effective in all material respects.

"Internal control over financial reporting" is a process designed by, or under the supervision of, the issuer's principal executive and financial officers, and effected by the issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

During the fiscal quarter ended July 4, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 5.  Submission of Matters to a Vote of Security-Holders

  The Company held its Annual Meeting of Stockholders on August 11, 2003.
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

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	157,780,374	10,969,854
Stephen L. Baum	164,929,008	3,821,220
Rodney F. Chase	165,118,994	3,631,234
Van B. Honeycutt	165,217,599	3,532,629
William R. Hoover	165,754,325	2,995,903
Leon J. Level	165,831,695	2,918,533
Thomas A. McDonnell	164,703,014	4,047,214
F. Warren McFarlan	164,922,867	3,827,361
James R. Mellor	157,546,265	11,203,963
William P. Rutledge	157,735,274	11,014,954

Item 6.  Exhibits and Reports on Form 8-K
a.  Exhibits
Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of December 13, 2002 and among the Company, DynCorp and Garden Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 13, 2002)

3.1

Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock

Exhibit Number	Description of Exhibit

3.3	Bylaws, amended and restated effective November 4, 2002 (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2002)
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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)

Exhibit Number	Description of Exhibit

10.13	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.14	Supplemental Executive Retirement Plan, amended and restated effective August 11, 2003*
10.15	Deferred Compensation Plan, amended and restated effective August 11, 2003*
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003*
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
10.19

Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.20	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.21	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
10.24

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.25

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

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
99	Revenue By Market Sector

*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:

There were three reports on Form 8-K filed during the first quarter of fiscal 2004. On April 3, 2003, the registrant filed a current report on Form 8-K reporting the issuance and sale of $300 million aggregate principal amount of its 3.5% Notes due April 15, 2008 at an initial public offering price of 98.966%. On April 3, 2003, the registrant filed a current report on Form 8-K responding to concerns raised in an analyst's research report. On May 13, 2003, the registrant filed a current report on Form 8-K reporting its financial results for the fiscal quarter and year ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 13, 2003	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer