Form 10-Q
period 2003-10-03
COMPUTER SCIENCES CORP
filed 2003-11-12
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 3, 2003
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

          187,316,376 shares of Common Stock, $1.00 par value, were outstanding on October 30, 2003.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income, Second Quarter and Six Months Ended October 3, 2003 and September 27, 2002	1

	Consolidated Condensed Balance Sheets, October 3, 2003 and March 28, 2003	2

	Consolidated Condensed Statements of Cash Flows, Six Months Ended October 3, 2003 and September 27, 2002	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

i

 PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Oct. 3, 2003	Sept. 27, 2002	Oct. 3, 2003	Sept. 27, 2002

Revenues	$3,591.2	$2,720.1	$7,146.0	$5,473.8

Costs of services	2,958.6	2,185.1	5,890.3	4,416.8

Selling, general and administrative	199.9	174.3	408.6	356.9

Depreciation and amortization	229.0	197.5	464.0	393.1

Interest expense	40.5	35.7	83.6	70.0

Interest income	(1.4)	(2.0)	(4.4)	(3.7)

Special items	9.2		15.4

Total costs and expenses	3,435.8	2,590.6	6,857.5	5,233.1

Income before taxes	155.4	129.5	288.5	240.7

Taxes on income	47.3	36.6	88.1	68.8

Net income	$ 108.1 ======	$ 92.9 =====	$ 200.4 ======	$ 171.9 ======

Earnings per share:

Basic	$ 0.58 =======	$ 0.54 =======	$ 1.07 =======	$ 1.00 =======

Diluted	$ 0.57 =======	$ 0.54 =======	$ 1.06 =======	$ 1.00 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	Oct. 3, 2003	March 28, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$ 199.1	$ 299.6
Receivables	3,450.8	3,320.2
Prepaid expenses and other current assets	608.8	468.3
Total current assets	4,258.7	4,088.1

Property and equipment, net	2,110.4	1,987.6
Outsourcing contract costs, net	948.2	923.5
Software, net	364.7	355.6
Excess of cost of businesses acquired over related net assets, net	2,590.5	2,507.3
Other assets	594.7	571.1
Total assets	$10,867.2 =======	$10,433.2 =======

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 208.2	$ 274.8
Accounts payable	592.0	643.2
Accrued payroll and related costs	605.8	638.8
Other accrued expenses	953.8	990.0
Deferred revenue	222.9	222.6
Income taxes payable	282.0	217.8
Total current liabilities	2,864.7	2,987.2

Long-term debt, net	2,340.5	2,204.9
Other long-term liabilities	690.5	634.7

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	187.7	187.2
Additional paid-in capital	1,519.8	1,502.2
Earnings retained for use in business	3,278.9	3,078.5
Accumulated other comprehensive income (loss)	4.3	(142.5)
Less common stock in treasury	(19.2)	(19.0)
Total stockholders' equity	4,971.5	4,606.4
Total liabilities and stockholders' equity	$10,867.2 ========	$10,433.2 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Oct. 3, 2003	Sept. 27, 2002
Cash flows from operating activities:
Net income	$ 200.4	$ 171.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	494.9	422.2
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(238.3)	(62.7)
Decrease in liabilities	(80.0)	(273.8)

Net cash provided by operating activities	377.0	257.6

Investing activities:
Purchases of property and equipment	(350.7)	(302.9)
Acquisitions, net of cash acquired		(7.7)
Dispositions	10.2	73.6
Outsourcing contracts	(133.6)	(56.4)
Software	(72.6)	(73.0)
Other investing cash flows	(15.4)	6.1

Net cash used in investing activities	(562.1)	(360.3)

Financing activities:
Repayment (borrowings) under commercial paper, net	(211.0)	63.2
Borrowings under lines of credit, net	.4	26.2
Proceeds from debt issuance	297.4	.2
Principal payments on long-term debt	(25.9)	(25.9)
Proceeds from stock option and other common stock transactions	17.6	18.6
Other financing cash flows	4.8	(.7)

Net cash provided by financing activities	83.3	81.6

Effect of exchange rate changes on cash and cash equivalents	1.3	4.2

Net decrease in cash and cash equivalents	(100.5)	(16.9)

Cash and cash equivalents at beginning of year	299.6	149.1

Cash and cash equivalents at end of period	$ 199.1 ======	$ 132.2 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Second Quarter Ended
	Oct. 3, 2003	Sept. 27, 2002

Net income	$ 108.1 ======	$ 92.9 =======

Common share information:
Average common shares outstanding for basic EPS	187.184	171.618
Dilutive effect of stock options	1.508	.663
Shares for diluted EPS	188.692 ======	172.281 ======

Basic EPS	$ 0.58	$ 0.54
Diluted EPS	0.57	0.54

	Six Months Ended
	Oct. 3, 2003	Sept. 27, 2002

Net income	$ 200.4 =======	$ 171.9 ========

Common share information:
Average common shares outstanding for basic EPS	187.038	171.497
Dilutive effect of stock options	1.199	1.087
Shares for diluted EPS	188.237 ======	172.584 ======

Basic EPS	$ 1.07	$ 1.00
Diluted EPS	1.06	1.00

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation ("CSC" or the "Company") during the periods presented. The number of such options was 9,465,718 and 7,534,554 at October 3, 2003 and September 27, 2002, respectively.

(B)

At October 3, 2003, the Company had eight stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 10 of the Company's 2003 Annual Report filed on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Second Quarter Ended
(in millions except per share amounts)	Oct. 3, 2003	Sept. 27, 2002

Net income, as reported	$108.1	$92.9
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	1.6	1.5
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(9.1)	(13.1)

Pro forma net income	$100.6 =====	$81.3 ====

Earnings per share:
Basic - as reported	$0.58	$0.54
Basic - pro forma	0.54	0.48

Diluted - as reported	0.57	0.54
Diluted pro forma	0.53	0.47

	Six Months Ended
	Oct. 3, 2003	Sept. 27, 2002

Net income, as reported	$200.4	$171.9
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	3.1	2.9
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(22.2)	(27.7)

Pro forma net income	$181.3 =====	$147.1 ======

Earnings per share:
Basic - as reported	$1.07	$1.00
Basic pro forma	0.97	0.86

Diluted as reported	1.06	1.00
Diluted pro forma	0.96	0.85

(C)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):
		Oct. 3, 2003	March 28, 2003

	Property and equipment	$2,533.0	$2,184.6
	Excess of cost of businesses acquired over related net assets ("goodwill")	321.0	308.7

(D)

No dividends were paid during the periods presented. At October 3, 2003 and March 28, 2003, there were 187,740,966 and 187,206,632 shares, respectively, of $1.00 par value common stock issued, and 452,257 and 449,249 shares of treasury stock, respectively.

(E)

Cash payments for interest on indebtedness were $76.6 million and $72.6 million for the six months ended October 3, 2003 and September 27, 2002, respectively. Cash payments for taxes on income were $28.7 million and $16.4 million for the six months ended October 3, 2003 and September 27, 2002, respectively.

(F)	The components of comprehensive income, net of tax, are as follows (in millions):

	Second Quarter Ended
	Oct. 3, 2003	Sept. 27, 2002

Net income	$ 108.1	$ 92.9
Foreign currency translation adjustment	12.2	7.0
Unrealized (loss) gain on available for sale securities	(.7)	1.2
Comprehensive income	$ 119.6 =====	$ 101.1 =====

	Six Months Ended
	Oct. 3, 2003	Sept. 27, 2002

Net income	$ 200.4	$ 171.9
Foreign currency translation adjustment	147.2	91.9
Unrealized (loss) gain on available for sale securities	(.4)	.7
Comprehensive income	$ 347.2 =====	$ 264.5 =====

Accumulated other comprehensive income (loss) presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain (loss) on available for sale securities.

(G)

CSC provides management and information technology consulting, systems integration and outsourcing. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments, the U.S. Federal sector and the Global Commercial sector. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The U.S. Federal sector revenues reported below will vary from U.S. Federal government revenue presented elsewhere in this report due to overlapping activities between segments. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Second Quarter Ended October 3, 2003
Revenues	$2,045.7	$1,545.5		$3,591.2
Earnings (loss) before special items, interest and taxes	112.8	98.6	$(7.7)	203.7

Second Quarter Ended September 27, 2002
Revenues	1,954.5	765.5	.1	2,720.1
Earnings (loss) before special items, interest and taxes	106.8	57.1	(.7)	163.2
	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Six Months Ended October 3, 2003
Revenues	$4,094.6	$3,051.4		$7,146.0
Earnings (loss) before special items, interest and taxes	201.3	197.3	$(15.5)	383.1

Six Months Ended September 27, 2002
Revenues	3,917.5	1,556.2	.1	$5,473.8
Earnings (loss) before special items, interest and taxes	205.4	109.4	(7.8)	307.0
(H)

SFAS 142, "Goodwill and Other Intangible Assets," requires the Company to validate the carrying value of Goodwill at least annually or as circumstances require. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The annual validation test for all reporting units was performed during the second quarter ended October 3, 2003, which supported the goodwill balance.

A summary of the changes in the carrying amount of goodwill by segment for the six months ended October 3, 2003 is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Total

Balance as of March 28, 2003	$1,725.1	$782.2	$2,507.3
Additions	.3	15.7	16.0
Foreign currency translation	67.2		67.2
Balance as of October 3, 2003	$1,792.6 ======	$797.9 =====	$2,590.5 ======

Additions to Global Commercial Sector goodwill during the six months ended October 3, 2003 related to an earnout payment associated with an acquisition made in Europe. Additions to U.S. Federal Sector goodwill relate to the March 2003 acquisition of DynCorp, see Note (J) for further details. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of October 3, 2003 and March 28, 2003 is as follows (in millions):

	October 3, 2003
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 870.2	$ 505.5	$ 364.7
Outsourcing contract costs	1,600.1	651.9	948.2
Other intangible assets	226.5	65.0	161.5

Total intangible assets	$2,696.8 ======	$1,222.4 ======	$1,474.4 ======

	March 28, 2003
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 782.7	$ 427.1	$ 355.6
Outsourcing contract costs	1,503.0	579.5	923.5
Other intangible assets	252.1	53.9	198.2

Total intangible assets	$2,537.8 ======	$1,060.5 ======	$1,477.3 ======

Amortization expense related to intangible assets was $85.7 million and $79.0 million for the three months and $169.6 million and $153.8 million for the six months ended October 3, 2003 and September 27, 2002, respectively. Estimated amortization expense related to intangible assets as of March 28, 2003 for each of the subsequent five fiscal years, fiscal 2004 through fiscal 2008, is as follows (in millions): $305.6, $261.8, $225.9, $191.5, and $131.1.

(I)

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition during March 2003. As a result, during the second quarter and six months ended October 3, 2003, special items of $9.2 million and $15.4 million ($5.7 million and $9.6 million after tax) or 3 cents and 5 cents per share (diluted) were recorded, respectively. The charges include equipment and related disposal costs, that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. In addition, after further review the Company determined that certain CSC facilities were no longer needed as a result of the acquisition and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $20.6 million of special charges related to exit and disposal activities arising from the acquisition. Due to the complexities and volume of equipment involved, the Company presently expects to complete the exit and disposal activities related to the DynCorp acquisition by the end of fiscal 2004. The Company currently estimates any additional DynCorp related special charges will not exceed $7 million.

(J)

As previously disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company acquired all of the outstanding equity securities of DynCorp during March 2003 for a purchase price of $622.0 million and the assumption of $296.4 million of outstanding DynCorp debt. The acquisition was accounted for under the purchase method and accordingly, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. Initial goodwill was $721.7 million and other identified intangible assets including customer contracts and related customer relationships acquired from DynCorp were valued at $185.0 million. During the second quarter ended October 3, 2003, the Company finalized the fair value of the other identified intangibles principally due to the completion of third party appraisals and has adjusted the purchase price allocation. These non-cash adjustments resulted in the intangible assets decreasing by $25.7 million, with offsetting increases to goodwill and deferred tax asset by $15.7 million and $10.0 million, respectively. The $159.3 million of intangible assets for customer contracts and related customer relationships has a weighted-average useful life of approximately 10 years and is amortized based on the estimated timing of related cash flows.

The Company is continuing to review the preliminary fair value estimates of assets acquired and liabilities assumed as a result of the DynCorp acquisition, including valuations associated with exit and facility consolidation, litigation, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition. The Company continues to evaluate DynCorp's accounting treatment for conformance including accounting for long-term contracts. During the second quarter, aside from the adjustment for intangible assets noted above, the Company made other insignificant adjustments to assets acquired and liabilities assumed as information was received, with no resulting net change to goodwill. Adjustments, if any, to the purchase price are expected to be finalized during the fourth quarter of fiscal 2004. There can be no assurance that such adjustments will not be material.

9

In connection with the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. As of October 3, 2003, 53 employees have been involuntarily terminated out of a total of 75 expected to be terminated. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table. The liabilities have been adjusted from those included in the preliminary purchase price allocation based upon the receipt of information and more analysis conducted by the Company. Adjustments reduced the liability balances for facility consolidations and other by $4.4 million and $.3 million, respectively. As discussed in the preceding paragraph, adjustments to the liabilities were offset by changes to goodwill.

(in millions)	Acquisition Integration Liabilities	Paid as of Oct. 3, 2003	Balance Remaining at Oct. 3, 2003

Severance payments	$ 7.4	$ 5.8	$ 1.6
Facility consolidations	66.6	7.1	59.5
Other	6.1	.1	6.0
	$80.1 ====	$13.0 ====	$67.1 =====

(K)

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $438.4 million of such working capital lines; however, as of Oct. 3, 2003, the amount of the maximum potential payment is $53.1 million, the amount of the related outstanding subsidiary debt. The $53.1 million outstanding debt is reflected in the Company's consolidated financial statements.

The Company indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret. CSC's indemnification covers costs to defend customers from claims, court awards or related settlements. The Company maintains the right to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to customer software license indemnification. Management considers the possibility likelihood of incurring future costs to be remote. Accordingly, the Company has not recorded a related liability.

(L)

In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance became effective for all revenue arrangements entered into after July 4, 2003. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

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

(O)

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases" and is effective for arrangements entered into or modified after June 30, 2003. The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset, and could require lease accounting for certain outsourcing contracts, for which it is not economically feasible or practical to deliver service using alternative assets. CSC anticipates that in situations where lease accounting is required, the leases would be classified as operating leases, and therefore would not have a significant effect on the Company's consolidated financial statements. However, this conclusion will be dependent upon on the facts and circumstances of each individual contract, including certain contracts that for security or proprietary reasons inhibit movement of equipment, in which case capital lease classification may be required. Adoption of this statement did not have a significant effect on the Company's consolidated financial position at October 3, 2003, or results of operations for the quarter and six months ended October 3, 2003.

(P)

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2004 versus
Second Quarter and First Six Months of Fiscal 2003

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (the "Company"). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 28, 2003. The following discusses the Company's results of operations and financial condition for the three and six months ended October 3, 2003 and the comparable periods for the prior fiscal year.

Revenues - Second Quarter

During the second quarter ended October 3, 2003, the Company's total revenues increased 32.0%, or $871.1 million to $3,591.2 million, over the same period last year. On a constant currency basis, total revenues increased approximately 28%. The operations of DynCorp, which the Company acquired on March 7, 2003, provided approximately 26 percentage points of the Company's overall revenue growth.

U.S. Federal sector revenue increased 101.9%, or $780.0 million to $1,545.5 million during the second quarter. DynCorp accounted for approximately 93 percentage points of the growth. Federal sector's other operations provided the remaining 9 percentage points of revenue growth, led by increases from the ongoing work performed for the Naval Sea Systems Command's contracts and the Defense Enterprise Integration Services activity.

Global Commercial sector revenue increased 4.7%, or $91.2 million to $2,045.7 million, over the same quarter of last year. Global Commercial revenue benefited by approximately 5 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue declined 5.2%, or $50.0 million to $907.1 million during the second quarter of fiscal 2004 compared to the same period last year. Lower outsourcing revenue was the primary cause of the decline, and resulted from contract completions and client reductions in billable volumes and discretionary projects. Lower outsourcing activities were partially offset by several new contracts, which in aggregate contributed approximately $75 million in revenue. The most significant new projects include Motorola, Bombardier Transportation, and British Telecom North America.

European revenue of $851.9 million for the second quarter increased 21.1%, or $148.4 million compared to the same period in the prior year. Currency fluctuations favorably impacted revenue growth by approximately 10 percentage points. New outsourcing contracts contributed approximately $150 million in revenue growth, including Royal Mail Group, Bombardier Transportation, Marconi, and the United Kingdom's Department of Health. Declines in European consulting and integration services as well as the financial services market sector were offset by revenue gains in outsourcing activities.

Other International revenue for the second quarter declined 2.4% to $286.7 million. Currency fluctuations favorably impacted revenue growth by approximately 11 percentage points. The favorable currency impact was principally offset by a $19 million decline in outsourcing activities and a $12.3 million decline in third party product sales in Australia. The remaining decline was a result of weak third party product sales in Asia.

Revenues - Six Months

The Company's total revenues increased 30.5%, or $1,672.2 million to $7,146.0 million during the six months ended October 3, 2003 as compared to the same period last year. On a constant currency basis, total revenues increased approximately 26%. The operations of DynCorp provided approximately 26 percentage points of the Company's overall revenue growth. The Company utilizes a fiscal reporting calendar and the first quarter of fiscal 2004 included an additional week of business operations compared to the same period last year. Excluding the former DynCorp operations, the additional week of operations is estimated to have contributed approximately 2 percentage points in revenue growth for the six months, with the estimate taking into account CSC's outsourcing and professional services arrangements.

U.S. Federal sector revenue increased 96.1%, or $1,495.2 million to $3,051.4 million during the first six months of fiscal 2004. DynCorp accounted for approximately 90 percentage points of the revenue growth. The remaining revenue growth in Federal sector came primarily from Department of Defense contracts, most notably missile defense, the Army's Logistics Modernization program, and the Naval Sea Systems Command's multiple contracts.

Global Commercial sector revenue increased 4.5%, or $177.1 million to $4,094.6 million, over the first six months of last year. Global Commercial revenue benefited by approximately 7 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue declined 5.6%, or $109.1 million to $1,845.0 million during the first six months of fiscal 2004 compared to the same period last year. The decrease was principally driven by lower revenue in outsourcing activities due to contract completions and reduced billable outsourcing activities, partially offset by several new contracts. New projects in aggregate contributed approximately $140 million in revenue for the six months ended October 3, 2003, with the most significant contributions for the year coming from Bombardier Transportation, British Telecom North America, and Motorola.

European revenue increased 20.9%, or $288.8 million to $1,671.1 million for the first six months compared to the same period in the prior year. Approximately 14 percentage points of the increase was due to currency fluctuations. New outsourcing contracts accounted for the remaining growth, partially offset by declines in consulting and integration services as well as the financial services market sector. Approximately $215 million in revenue for the six months was from new outsourcing contracts, with the largest contributions from Royal Mail Group, Bombardier Transportation, Marconi and the United Kingdom's Department of Health.

Other International revenue for the first six months declined .4% to $578.5 million. Growth was favorably impacted by approximately 10 percentage points from currency fluctuations. A $36 million decline in outsourcing activities in Australia, plus weaker third party product sales in Australia and Asia, offset the currency impact.

During the second quarter of fiscal 2004, the Company announced new business awards of $3.5 billion, bringing total new awards year-to-date to $7.8 billion. Second quarter awards include $2.7 billion related to new U.S. federal contract awards and $722 million related to Global Commercial activities. The Company's growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings. Over 80% of CSC's revenues come from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows:

	Percentage of Revenue
	Second Quarter Fiscal		First Six Months Fiscal
	2004	2003	2004	2003

Costs of services	82.4%	80.3%	82.4%	80.7%
Selling, general and administrative	5.6	6.4	5.7	6.5
Depreciation and amortization	6.4	7.3	6.5	7.2
Interest expense, net	1.1	1.2	1.1	1.2
Special items	.3		.2
Total	95.7% =====	95.2% =====	96.0% ====	95.6% ====

Comparing the second quarter and the first six months of fiscal 2004 and 2003, total costs and expenses increased as a percentage of revenue. Higher costs of services as a percentage of revenue and the impact of the special items were partially offset by lower depreciation and amortization, and selling, general and administrative costs. The Company substantially matches revenues and costs to the same currency. Therefore, the foreign currency impact of approximately 4 percentage points on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

The increase in costs of services as a percentage of revenue was principally caused by the former DynCorp operations, for which the expense mix is weighted more toward cost of services. The former DynCorp operations increased CSC's consolidated cost of services as a percentage of revenue by approximately 2.0 percentage points for the quarter and 1.8 percentage points for the six months ended October 3, 2003. Other CSC operations had little change for the quarter and six months versus the respective prior year periods.

Lower selling, general and administrative expenses (SG&A) as a percentage of revenue were also significantly driven by the former DynCorp operations, which carry a lower SG&A expense as a percentage of revenue than the composite of other CSC operations. Excluding the effects of the former DynCorp operations, the Company's SG&A expense as a percentage of revenue would have been approximately 6.2% for the second quarter and 6.3% for the six months ended October 3, 2003. The remaining improvement of .2 percentage points for the quarter and six months is primarily related to European performance improvement resulting from cost containment and centralization of back-office functions conducted during the third and fourth quarters of fiscal 2003.

The decrease in depreciation and amortization expense as a percentage of revenue is also attributable to the mix impact of the former DynCorp operations, which carry lower depreciation and amortization expense as a percentage of revenue than the composite of other CSC operations. Included in the second quarter amortization was an adjustment to amortization expense of identified intangible assets related to the DynCorp acquisition. Upon completion of third party appraisals, the preliminary fair value estimate of the intangibles of $185 million was decreased to $159.3 million. See Note J in the Notes to Consolidated Condensed Financial Statements for further details, and for discussion of remaining open purchase accounting issues related to the DynCorp acquisition. Excluding DynCorp operations, depreciation and amortization expense increased from 7.3% and 7.2% in the fiscal 2003 second quarter and first six months to 7.8% and 7.9% of revenues in the fiscal 2004 second quarter and first six months, respectively. The increase was due to a shift in business mix to more long-term outsourcing and less project work.

Net interest expense remained virtually unchanged as a percentage of revenue compared to the same period in the prior year. Net interest increased $5.4 million and $12.9 million for the quarter and six months versus the same periods in the prior year, and is principally related to additional borrowing compared to the same period last year, offset partially by a slightly lower weighted average interest rate.

Special Items

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition in March 2003. As a result, during the second quarter and six months ended October 3, 2003, special items of $9.2 million and $15.4 million ($5.7 million and $9.6 million after tax) or 3 cents and 5 cents per share (diluted), were recorded, respectively. The charges include equipment (and related disposal costs) that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. In addition, after further review the Company determined that certain CSC facilities were no longer needed as a result of the acquisition and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $20.6 million of special charges related to exit and disposal activities arising from the acquisition. Due to the complexities and volume of equipment involved, the Company presently expects to complete the exit and disposal activities related to the DynCorp acquisition by the end of fiscal 2004. The Company currently estimates any additional DynCorp-related special charges will not exceed $7 million.

Additionally, as disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. As of October 3, 2003, 53 employees have been involuntarily terminated out of a total of 75 expected to be terminated. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows (in millions):

	Acquisition Integration Liabilities	Paid as of Oct. 3, 2003	Balance Remaining at Oct. 3, 2003

Severance payments	$ 7.4	$ 5.8	$ 1.6
Facility consolidations	66.6	7.1	59.5
Other	6.1	.1	6.0
	$ 80.1 =====	$13.0 ====	$ 67.1 ====

Income Before Taxes

Income before taxes increased to $155.4 million and $288.5 million in the fiscal 2004 second quarter and first six months, respectively, versus $129.5 million and $240.7 million in the corresponding prior periods. The resulting pre-tax margins were 4.3% and 4.0% for the quarter and six months, respectively, compared with 4.8% and 4.4% for the corresponding periods in the prior year. The special item described above accounted for the majority of the decline, which was also affected by changes in operating costs and expenses as described above.

Income Taxes

The provisions for income taxes in fiscal 2004 and 2003 are based upon estimated effective tax rates, including the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes. The provision for income taxes increased by $10.7 million and $19.3 million for the three and six months ended October 3, 2003, respectively, from the comparable periods last year. The increases were due primarily to higher pre-tax income in both the three and six months ended October 3, 2003 and higher effective tax rates in the three and six months ended October 3, 2003, compared to the same periods last year. The Company's effective tax rates approximated 30.4% and 30.5% for the three and six months ended October 3, 2003, respectively, compared to 28.3% and 28.6% in the comparable periods in fiscal 2003. Effective tax rates on earnings before the Special Items were 30.8% and 30.9% for the three and six month periods ended October 3, 2003, respectively. The increase in the effective rates is a result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with income.

Net Income

Net income was $108.1 million for the second quarter of fiscal 2004, up from $92.9 million for the second quarter of fiscal 2003. Fiscal 2004 second quarter diluted earnings per share was 57 cents (including 3 cents per share impact of special items) versus 54 cents reported for last year's second quarter.

For the six months ended October 3, 2003, net income was $200.4 million, up from $171.9 million for the corresponding period last year. Diluted earnings per share for the first six months of fiscal 2004 was $1.06 (including 5 cents per share impact of special items) versus $1.00 reported for last year's first six months.

Cash Flows

Cash provided by operating activities was $377.0 million for the six months ended October 3, 2003, compared with cash provided by operating activities of $257.6 million during the same period last year. The increase of $119.4 million primarily resulted from an increase in earnings and an increase in depreciation and amortization expense and other non-cash charges.

The Company's net cash used in investing activities totaled $562.1 million for the first six months of fiscal 2004, compared to $360.3 million during the same period last year. The increase principally relates to investments in property and equipment and outsourcing contract costs in support of major new contract activities including Motorola, Marconi, and the Royal Mail Group. In addition, a significant cash inflow of $73.6 million a year ago related to the disposition of assets associated with the completion of an outsourcing contract was not repeated in fiscal 2004.

Cash provided by financing activities was $83.3 million for the first two quarters of fiscal 2004, nearly unchanged from the $81.6 million provided by financing activities for the same period a year ago.

Financial Condition

During the first six months of fiscal 2004, the Company's capital outlays included $484.3 million of business investments in the form of fixed asset purchases and outsourcing contract costs. These investments were funded from operating cashflows, additional borrowings, and existing cash balances, which decreased from $299.6 million as of March 28, 2003 to $199.1 million at October 3, 2003. The Company's debt-to-total capitalization ratio decreased from 35.0% at March 28, 2003 to 33.9% at October 3, 2003. During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities. As of October 3, 2003, the shelf registration has $900 million of unissued debt or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 13 to the Consolidated Financial Statements included in of the Company's Annual Report on Form 10-K for fiscal 2003. The exercise price of this put option is equal to the appraised value of the business.

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

At October 3, 2003, the Company's syndicated credit facilities were comprised of a $321 million facility, which expires August 18, 2005 and a $354 million facility which expires August 15, 2004. As of October 3, 2003, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements.

At October 3, 2003, the Company had $208.2 million of short-term debt and current maturities of long-term debt and $2.3 billion of long-term debt, including $40.0 million of commercial paper borrowings. As further described in Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal 2003, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

Recent Accounting Pronouncements

The Company has not changed its critical accounting policies. These policies are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2003.

In November 2002 and May 2003, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance became effective for all revenue arrangements entered into after July 4, 2003. Adoption of this statement did not have a significant impact on the Company's consolidated financial condition or results of operations.

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

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases," and is effective for arrangements entered into or modified after June 30, 2003. The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset, and could require lease accounting for certain outsourcing contracts, for which it is not economically feasible or practical to deliver service using alternative assets. CSC anticipates that in situations where lease accounting is required, the leases would be classified as operating leases, and therefore would not have a significant effect on the Company's consolidated financial statements. However, this may change depending on the facts and circumstances of each individual contract, including certain contracts that for security or proprietary reasons inhibit movement of equipment, in which case capital lease classification may be required. Adoption of this statement did not have a significant effect on the Company's consolidated financial position at October 3, 2003, or results of operations for the quarter and six months ended October 3, 2003.

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

Forward-looking statements in this quarterly report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 28, 2003, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended October 3, 2003, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of October 3, 2003 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

1)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

During the fiscal quarter ended October 3, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

Exhibit Number	Description of Exhibit

10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.13	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.14	Supplemental Executive Retirement Plan, amended and restated effective August 11, 2003*
10.15	Deferred Compensation Plan, amended and restated effective August 11, 2003*
10.16	Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003*
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

10.25

Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.26

Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 1615, 20031 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.27

First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002)

10.28	Second Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 15, 2003
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
99	Revenue By Market Sector
*Management contract or compensatory plan or agreement
b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the second quarter of fiscal 2004. On August 12, 2003, the registrant filed a current report on Form 8-K reporting its financial results for the fiscal quarter ended July 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: November 12 , 2003	By:	/s/ Donald G. DeBuck Donald G. DeBuck Vice President and Controller Chief Accounting Officer