Form 10-Q
period 2004-01-02
COMPUTER SCIENCES CORP
filed 2004-02-12
CIK 23082

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 2, 2004
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                          Yes [X]   No [   ]

          187,576,312 shares of Common Stock, $1.00 par value, were outstanding on January 30, 2004.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Jan. 2, 2004	Dec. 27, 2002	Jan. 2, 2004	Dec. 27, 2002

Revenues	$3,621.2	$2,793.6	$10,767.2	$8,267.4

Costs of services	2,930.1	2,248.5	8,820.4	6,665.3

Selling, general and administrative	205.0	167.6	613.6	524.5

Depreciation and amortization	251.9	195.3	715.9	588.5

Interest expense	42.6	36.3	126.2	106.4

Interest income	(1.6)	(1.7)	(6.0)	(5.5)

Special items	7.3		22.7

Total costs and expenses	3,435.3	2,646.0	10,292.8	7,879.2

Income before taxes	185.9	147.6	474.4	388.2

Taxes on income	57.5	41.9	145.6	110.7

Net income	$ 128.4 ======	$ 105.7 ======	$ 328.8 =====	$ 277.5 =====

Earnings per share:

Basic	$ 0.69 ======	$ 0.62 =====	$ 1.76 =====	$ 1.62 =====

Diluted	$ 0.68 ======	$ 0.61 =====	$ 1.74 =====	$ 1.61 =====

 See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	Jan. 2, 2004 (unaudited)	March 28, 2003
ASSETS
Cash and cash equivalents	$ 148.4	$ 299.6
Receivables	3,622.5	3,320.2
Prepaid expenses and other current assets	608.3	468.3
Total current assets	4,379.2	4,088.1

Property and equipment, net	2,144.4	1,987.6
Outsourcing contract costs, net	968.6	923.5
Software, net	378.9	355.6
Excess of cost of businesses acquired over related net assets, net	2,654.9	2,507.3
Other assets	580.7	571.1
Total assets	$11,106.7 =======	$10,433.2 =======

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 58.8	$ 274.8
Accounts payable	573.7	643.2
Accrued payroll and related costs	545.0	638.8
Other accrued expenses	1,015.2	990.0
Deferred revenue	242.3	222.6
Income taxes payable	342.6	217.8
Total current liabilities	2,777.6	2,987.2

Long-term debt, net	2,391.3	2,204.9
Other long-term liabilities	680.4	634.7

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	187.9	187.2
Additional paid-in capital	1,526.8	1,502.2
Earnings retained for use in business	3,407.3	3,078.5
Accumulated other comprehensive income (loss)	154.6	(142.5)
Less common stock in treasury	(19.2)	(19.0)
Total stockholders' equity	5,257.4	4,606.4
Total liabilities and stockholders' equity	$11,106.7 =======	$10,433.2 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Jan. 2, 2004	Dec. 27, 2002
Cash flows from operating activities:
Net income	$ 328.8	$ 277.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	775.5	631.0
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(373.5)	(166.5)
Decrease in liabilities	(57.1)	(269.8)

Net cash provided by operating activities	673.7	472.2

Investing activities:
Purchases of property and equipment	(531.9)	(401.7)
Acquisitions, net of cash acquired		(7.7)
Dispositions	26.9	73.6
Outsourcing contracts	(191.9)	(75.8)
Software	(115.1)	(95.5)
Other investing cash flows	(7.8)	16.1

Net cash used in investing activities	(819.8)	(491.0)

Financing activities:
(Repayment) borrowings under commercial paper, net	(309.2)	21.2
Borrowings under lines of credit, net		15.0
Proceeds from debt issuance	298.1	.4
Principal payments on long-term debt	(30.1)	(34.5)
Proceeds from stock option and other common stock transactions	24.8	20.8
Other financing cash flows	6.8	(2.7)

Net cash (used in) provided by financing activities	(9.6)	20.2

Effect of exchange rate changes on cash and cash equivalents	4.5	10.5

Net increase (decrease) in cash and cash equivalents	(151.2)	11.9

Cash and cash equivalents at beginning of year	299.6	149.1

Cash and cash equivalents at end of period	$ 148.4 ======	$ 161.0 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(A)	Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Third Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002

Net income	$ 128.4 ======	$ 105.7 ======

Common share information:
Average common shares outstanding for basic EPS	187.385	171.669
Dilutive effect of stock options	1.579	.489
Shares for diluted EPS	188.964 ======	172.158 ======

Basic EPS	$ 0.69	$ 0.62
Diluted EPS	0.68	0.61

	Nine Months Ended
	Jan. 2, 2004	Dec. 27, 2002

Net income	$ 328.8 ======	$ 277.5 ======

Common share information:
Average common shares outstanding for basic EPS	187.151	171.553
Dilutive effect of stock options	1.322	.892
Shares for diluted EPS	188.473 ======	172.445 ======

Basic EPS	$ 1.76	$ 1.62
Diluted EPS	1.74	1.61

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of Computer Sciences Corporation (CSC or the Company) during the periods presented. The number of such options was 8,933,581 and 8,539,225 at January 2, 2004 and December 27, 2002, respectively.

(B)

At January 2, 2004, the Company had eight stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 10 of the Company's 2003 Annual Report filed on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Third Quarter Ended
(In millions except per share amounts)	Jan. 2, 2004	Dec. 27, 2002

Net income, as reported	$128.4	$105.7
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	.9	1.1
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(9.1)	(12.5)

Pro forma net income	$120.2 =====	$ 94.3 =====

Earnings per share:
Basic as reported	$0.69	$0.62
Basic pro forma	0.64	0.55

Diluted as reported	0.68	0.61
Diluted pro forma	0.64	0.55

	Nine Months Ended
	Jan. 2, 2004	Dec. 27, 2002

Net income, as reported	$328.8	$277.5
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	4.0	4.0
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(31.3)	(40.2)

Pro forma net income	$301.5 =====	$241.3 =====

Earnings per share:
Basic as reported	$1.76	$1.62
Basic pro forma	1.61	1.41

Diluted as reported	1.74	1.61
Diluted pro forma	1.60	1.40

(C)	Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

		Jan. 2, 2004	March 28, 2003

	Property and equipment	$2,715.7	$2,184.6
	Excess of cost of businesses acquired over related net assets (goodwill)	330.2	308.7

(D)

No dividends were paid during the periods presented. At January 2, 2004 and March 28, 2003, there were 187,935,201 and 187,206,632 shares, respectively, of $1.00 par value common stock issued, and 452,257 and 449,249 shares of treasury stock, respectively.

(E)

Cash payments for interest on indebtedness were $122.5 million and $111.8 million for the nine months ended January 2, 2004 and December 27, 2002, respectively. Net cash payments for taxes on income were $32.0 million and $53.8 million for the nine months ended January 2, 2004 and December 27, 2002, respectively.

(F)	The components of comprehensive income, net of tax, are as follows (in millions):

	Third Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002

Net income	$128.4	$105.7
Foreign currency translation adjustment	150.4	40.2
Unrealized loss on available for sale securities	(.1)	(1.9)
Comprehensive income	$278.7 =====	$144.0 =====

	Nine Months Ended
	Jan. 2, 2004	Dec. 27, 2002

Net income	$328.8	$277.5
Foreign currency translation adjustment	297.6	132.1
Unrealized loss on available for sale securities	(.5)	(1.2)
Comprehensive income	$625.9 =====	$408.4 =====

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

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Third Quarter Ended January 2, 2004
Revenues	$2,136.7	$1,484.5		$3,621.2
Earnings (loss) before special items, interest and taxes	136.7	105.8	$(8.3)	234.2

Third Quarter Ended December 27, 2002
Revenues	2,001.5	794.0	(1.9)	2,793.6
Earnings (loss) before special items, interest and taxes	134.6	59.9	(12.3)	182.2

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Nine Months Ended January 2, 2004
Revenues	$6,231.3	$4,535.9		$10,767.2
Earnings (loss) before special items, interest and taxes	338.0	303.1	$(23.8)	617.3

Nine Months Ended December 27, 2002
Revenues	5,919.1	2,350.2	(1.9)	8,267.4
Earnings (loss) before special items, interest and taxes	340.0	169.3	(20.2)	489.1

(H)	A summary of the changes in the carrying amount of goodwill by segment for the nine months ended January 2, 2004 is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Total

Balance as of March 28, 2003	$1,725.1	$782.2	$2,507.3
Additions	.3	18.5	18.8
Foreign currency translation	128.8		128.8
Balance as of January 2, 2004	$1,854.2 ======	$800.7 =====	$2,654.9 ======

Additions to Global Commercial Sector goodwill during the nine months ended January 2, 2004 relate to an earnout payment associated with an acquisition made in Europe. Additions to U.S. Federal Sector goodwill relate to the March 2003 acquisition of DynCorp, see Note (J) for further details. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortizable intangible assets as of January 2, 2004 and March 28, 2003 is as follows (in millions):

	January 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 923.8	$ 544.9	$ 378.9
Outsourcing contract costs	1,679.9	711.3	968.6
Customer and other intangible assets	226.5	70.5	156.0

Total intangible assets	$2,830.2 =======	$1,326.7 =======	$1,503.5 =======

	March 28, 2003
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 782.7	$ 427.1	$ 355.6
Outsourcing contract costs	1,503.0	579.5	923.5
Customer and other intangible assets	252.1	53.9	198.2

Total intangible assets	$2,537.8 ======	$1,060.5 ======	$1,477.3 ======

Amortization expense related to intangible assets was $83.2 million and $69.1 million for the three months and $252.8 million and $222.9 million for the nine months ended January 2, 2004 and December 27, 2002, respectively. Estimated amortization expense related to intangible assets as of March 28, 2003 for each of the subsequent five fiscal years, fiscal 2004 through fiscal 2008, is as follows (in millions): $305.6, $261.8, $225.9, $191.5, and $131.1.

(I)

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition during March 2003. As a result, during the third quarter and nine months ended January 2, 2004, special items of $7.3 million and $22.7 million ($5.0 million and $14.6 million after tax) or 3 cents and 8 cents per share (diluted) were recorded, respectively. The charges include equipment and related disposal costs, that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. In addition, after further review the Company determined that certain CSC facilities were no longer needed as a result of the acquisition and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $27.9 million of special charges related to exit and disposal activities arising from the acquisition. As of January 2, 2004 the Company has completed its review of exit and disposal activities related to the acquisition with DynCorp and does not expect any future special items related to the acquisition.

(J)

As previously disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company acquired all of the outstanding equity securities of DynCorp during March 2003 for a purchase price of $622.0 million and the assumption of $296.4 million of outstanding DynCorp debt. The acquisition was accounted for under the purchase method and accordingly, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. Initial goodwill was $721.7 million and other identified intangible assets including customer contracts and related customer relationships acquired from DynCorp were valued at $185.0 million. During the second quarter ended October 3, 2003, the Company finalized the fair value of the other identified intangibles principally due to the completion of third party appraisals and adjusted the purchase price allocation. These non-cash adjustments resulted in the intangible assets decreasing by $25.7 million, with offsetting increases to goodwill and deferred tax assets by $15.7 million and $10.0 million, respectively. The $159.3 million of intangible assets for customer contracts and related customer relationships has a weighted-average useful life of approximately 10 years and is amortized based on the estimated timing of related cash flows.

In connection with the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. As of January 2, 2004, 55 employees have been involuntarily terminated out of a total of 75 expected to be terminated. The components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table. The liabilities have been adjusted from those included in the preliminary purchase price allocation based upon the receipt of information and more analysis conducted by the Company. Adjustments reduced the liability balances for facility consolidation and other by $4.4 million and $.3 million, respectively, and increased the severance payments liability by $.1 million, thereby decreasing goodwill by $4.6 million.

(In millions)	Acquisition Integration Liabilities	Paid as of Jan. 2, 2004	Balance Remaining at Jan. 2, 2004

Severance payments	$ 7.5	$ 6.2	$ 1.3
Facility consolidations	66.6	11.7	54.9
Other	6.1	.1	6.0
	$ 80.2 =====	$ 18.0 =====	$ 62.2 =====

The Company is continuing to review the preliminary fair value estimates of assets acquired and liabilities assumed as a result of the DynCorp acquisition, including valuations associated with exit and facility consolidation, litigation, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition. The Company continues to evaluate DynCorp's accounting treatment for conformance including accounting for long-term contracts. During the second quarter ended October 3, 2003, the Company recorded various adjustments to assets acquired and liabilities assumed as information was received, resulting in a net increase to goodwill of $4.7 million, excluding adjustments referenced above. During the third quarter ended January 2, 2004, the Company made additional adjustments that resulted in the goodwill balance increasing by $2.7 million. In total, these adjustments resulted in an increase to goodwill of $7.4 million for the nine months ended January 2, 2004. Adjustments, if any, to the purchase price are expected to be finalized during the fourth quarter of fiscal 2004.

(K)

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $458.4 million of such working capital lines; however, as of January 2, 2004, the amount of the maximum potential payment is $52.9 million, the amount of the related outstanding subsidiary debt. The $52.9 million outstanding debt is reflected in the Company's consolidated financial statements.

The Company indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret. CSC's indemnification covers costs to defend customers from claims, court awards or related settlements. The Company maintains the right to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to customer software license indemnification. Management considers the likelihood of incurring future costs to be remote. Accordingly, the Company has not recorded a related liability.

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

(O)

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases" and is effective for arrangements entered into or modified after June 30, 2003. The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset, and could require lease accounting for certain outsourcing contracts, for which it is not economically feasible or practical to deliver service using alternative assets. CSC anticipates that in situations where lease accounting is required, the leases would be classified as operating leases, and therefore would not have a significant effect on the Company's consolidated financial statements. However, this conclusion will be dependent upon the facts and circumstances of each individual contract, including certain contracts that for security or proprietary reasons inhibit movement of equipment, in which case capital lease classification may be required. Adoption of this statement did not have a significant effect on the Company's consolidated financial position at January 2, 2004, or results of operations for the quarter and nine months ended January 2, 2004.

(P)

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers Accounting for Pensions," SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information must be provided separately for pension plans and for other postretirement benefit plans. The majority of the new disclosures will be effective for the 2004 Form 10-K, with a delayed effective date for certain disclosures and for foreign plans. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

(Q)

In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement allows a sponsor of a postretirement health care plan (the Plan) that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company has elected to defer accounting for the effects of the Act. As such, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements do not reflect the effects of the Act on the Plan. The Company notes that specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require the sponsor to change previously reported information.

(R)

The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 28, 2003. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2004 versus
Third Quarter and First Nine Months of Fiscal 2003

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 28, 2003. The following discusses the Company's results of operations and financial condition for the three and nine months ended January 2, 2004, and the comparable periods for the prior fiscal year.

Overview

Key highlights of the third quarter and year-to-date include:

  Third quarter revenues rose 29.6%, approximately 23% before currency fluctuations. The Company's March 2003 acquisition of DynCorp contributed 25.3 percentage points.

  Nine months year-to-date revenues increased 30.2%, approximately 25% on a constant currency basis, and with 25.5 percentage points coming from the DynCorp acquisition.

  Net income was up 21.5% for the third quarter and 18.5% year-to-date.

  Record contract awards were achieved for the quarter ($6.0 billion) and for the nine months ($13.8 billion).

  Fiscal 2004 net income includes DynCorp acquisition-related pretax special charges of $7.3 million and $22.7 million in the third quarter and nine months, respectively. No further DynCorp acquisition-related charges are expected.

  The DynCorp acquisition continues to meet expectations. Purchase accounting valuations will be completed in the fourth quarter.

  Strong European outsourcing growth offset continued weakness in the region's consulting and systems integration markets.

  Debt-to-total capitalization ratio at quarter-end was improved to 31.8% from 35.0% at fiscal 2003 year-end.

  Cash flows from operating activities generated $673.7 million for the first nine months of fiscal 2004 versus $472.2 million in the prior year. Cash used for investing activities was $819.8 million for fiscal 2004 to-date versus $491.0 million for the fiscal 2003 comparable period.

Record contract awards in the third quarter continued the year's strong performance. The Company's announced awards through nine months already make this the highest year ever for contract awards. Third quarter awards included $4.8 billion related to Global Commercial activities and $1.2 billion related to new U.S. Federal awards. Significant awards included: United Kingdom National Health Service ($1.7 billion), SAS Group ($1.5 billion), Swiss Re ($700 million), National Grid Transco ($470 million), U.S. Postal Service ($200 million) and U.S. Department of Veterans Affairs ($200 million).

Management considers new contract awards an important measurement as they are indicative of future revenue. The Company's growth and new contract awards have created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings, providing significant diversity to cushion the Company from specific market or geographic downturns and also provide various avenues of future growth opportunities. Over 80% of CSC's revenues come from long-term contracts including Global Commercial outsourcing and U.S. Federal government engagements.

Revenue growth for the third quarter and nine months of fiscal 2004 was led by CSC's U.S. Federal sector which benefited significantly from the acquisition of DynCorp in March 2003. The anniversary date of the DynCorp acquisition will occur during the fourth quarter on March 7, and thus the favorable year-over-year revenue comparisons for this portion of the Federal business will not continue. Currency exchange rates shifts during the year have also continued to favorably impact revenue, but future changes in currency rates cannot be predicted. Softness in demand for short-term, project-oriented consulting and systems integration services has continued outside the U.S., particularly in Europe, but such weaker European revenues have thus far been offset by stronger outsourcing business. Lower discretionary spending from the ongoing global economic sluggishness continues to affect consulting and systems integration markets globally.

Continued focus on the balance sheet enabled the Company to pay down debt and improve its debt-to-capitalization ratio. Receivables were up from the second quarter, and for the year, due to the increases in revenue, currency fluctuations, and a heavier than usual impact of the year-end holidays on U.S. Federal government payment processing. Management looks to Days Sales Outstanding (DSO) as one factor in monitoring and managing its receivables, as it is a good indicator of how quickly receivables are being turned into cash. DSO at quarter-end was 91 days, down from the prior year third quarter of 93 days but up from the fiscal 2004 second quarter of 87 days. DSO can be calculated various ways by companies and therefore CSC's DSO may not necessarily be comparable to that reported by other companies. CSC calculates DSO as follows: Total receivables at quarter-end divided by revenue-per-day. Revenue-per-day equals total revenues for the quarter divided by the exact number of calendar days in the quarter.

Higher cash flow generated from operating activities in fiscal 2004 came from increased earnings and larger non-cash expense components such as depreciation and amortization. Higher outflows of cash for investing activities were primarily a result of up-front investments for new outsourcing contracts that required fixed asset purchases as well as other capitalized costs.

Revenues - Third Quarter

	Fiscal Third Quarter
Dollars in millions	2004	2003	Change	Percent
U.S. Commercial	$ 896.6	$ 970.7	$(74.1)	(7.6%)
Europe	933.2	760.1	173.1	22.8
Other International	306.9	270.7	36.2	13.4
Global Commercial Sector	2,136.7	2,001.5	135.2	6.8
U.S. Federal Sector	1,484.5	794.0	690.5	87.0
Corporate		(1.9)	1.9
Total	$3,621.2 ======	$2,793.6 =======	$827.6 =====	29.6% =====

During the third quarter ended January 2, 2004, the Company's total revenues increased 29.6%, or $827.6 million to $3,621.2 million, over the same period last year. On a constant currency basis, total revenues increased approximately 23%. The operations of DynCorp, which the Company acquired on March 7, 2003, provided approximately 25.3 percentage points of the Company's overall revenue growth.

U.S. Federal sector revenue increased 87.0%, or $690.5 million to $1,484.5 million during the third quarter. DynCorp accounted for approximately 89 percentage points of growth, which was offset by slight declines in Federal sector's other operations, mainly from certain Department of Defense contracts. These declines included an approximately 2.1 percentage point impact of a previously consolidated joint venture's revenue no longer being reported by CSC due to a reorganization that resulted in minority ownership for CSC. In addition, level of effort was down for the quarter on a logistics contract with the Army as the first deployment of the core project was completed. Another significant contract had been terminated at the end of the fiscal 2003 third quarter. Increased level of effort during the quarter on a U.S. Navy multiple awards contract and increased work on a variety of Department of Defense task order contracts partially offset the revenue reductions.

Global Commercial sector revenue increased 6.8%, or $135.2 million to $2,136.7 million, over the same quarter of last year. Global Commercial revenue benefited by approximately 9 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue declined 7.6%, or $74.1 million to $896.6 million during the third quarter of fiscal 2004 compared to the same period last year. Significantly reduced scope on the renewal of one engagement for which CSC was previously the primary outsourcing provider and is now a subcontractor accounted for approximately 3.7 percentage points of the decline. Two outsourcing contracts that substantially ended during fiscal 2003 accounted for approximately 2.3 percentage points of the decline. Lower outsourcing revenue also resulted from client reductions in billable volumes and discretionary projects. Lower outsourcing activities were partially offset by several new contracts, which in aggregate contributed approximately $62 million in revenue. The most significant new projects include Motorola, Ascension Health, and Bombardier Transportation.

European revenue of $933.2 million for the third quarter increased 22.8%, or $173.1 million compared to the same period in the prior year. Currency fluctuations favorably impacted revenue growth by approximately 17 percentage points. New outsourcing contracts contributed approximately $195 million in revenue growth, including Royal Mail Group, Bombardier Transportation, Marconi, ISS Group, and the United Kingdom's Department of Health. Declines in European consulting and systems integration services, as well as the financial services market sector, were offset by revenue gains in outsourcing activities.

Other International revenue for the third quarter increased 13.4% to $306.9 million. Currency fluctuations favorably impacted revenue growth by approximately 17 percentage points. The favorable currency impact was principally offset by a $13 million decline in outsourcing activities and an $8.4 million decline in third party product sales in Australia.

Revenues - Nine Months

	Nine Months
Dollars in millions	2004	2003	Change	Percent
U.S. Commercial	$ 2,741.6	$ 2,924.8	$ (183.2)	(6.3%)
Europe	2,604.3	2,142.4	461.9	21.6
Other International	885.4	851.9	33.5	3.9
Global Commercial Sector	6,231.3	5,919.1	312.2	5.3
U.S. Federal Sector	4,535.9	2,350.2	2,185.7	93.0
Corporate		(1.9)	1.9
Total	$10,767.2 ========	$8,267.4 ======	$2,499.8 =======	30.2% ======

The Company's total revenues increased 30.2%, or $2,499.8 million to $10,767.2 million during the nine months ended January 2, 2004, as compared to the same period last year. On a constant currency basis, total revenues increased approximately 25%. The operations of DynCorp provided 25.5 percentage points of the Company's overall revenue growth. The Company utilizes a fiscal reporting calendar and the first quarter of fiscal 2004 included an additional week of business operations compared to the same period last year. Excluding the former DynCorp operations, the additional week of operations is estimated to have contributed approximately 1 percentage point in revenue growth for the nine months, with the estimate taking into account CSC's outsourcing and professional services arrangements.

U.S. Federal sector revenue increased 93.0%, or $2,185.7 million to $4,535.9 million during the first nine months of fiscal 2004. DynCorp accounted for approximately 90 percentage points of the revenue growth. The remaining revenue growth in Federal sector came primarily from Department of Defense contracts, most notably missile defense and a U.S. Navy multiple awards contract.

Global Commercial sector revenue increased 5.3%, or $312.2 million to $6,231.3 million, over the first nine months of last year. Global Commercial revenue benefited by approximately 7 percentage points due to currency fluctuations in Europe, Australia and Asia.

U.S. Commercial revenue declined 6.3%, or $183.2 million to $2,741.6 million during the first nine months of fiscal 2004 compared to the same period last year. Significantly reduced scope on the renewal of one engagement for which CSC was previously the primary outsourcing provider and is now a subcontractor accounted for approximately 3.5 percentage points of the decline. Two outsourcing contracts that substantially ended during fiscal 2003 accounted for approximately 3.2 percentage points of the decline. New projects in aggregate contributed approximately $202 million in revenue for the nine months ended January 2, 2004, with the most significant contributions for the year coming from Motorola, Bombardier Transportation, and Ascension Health.

European revenue increased 21.6%, or $461.9 million to $2,604.3 million for the first nine months compared to the same period in the prior year. Approximately 15 percentage points of the increase was due to currency fluctuations. New outsourcing contracts accounted for the remaining growth, partially offset by declines in consulting and integration services as well as the financial services market sector. Approximately $410 million in revenue for the nine months was from new outsourcing contracts, with the largest contributions from Royal Mail Group, Bombardier Transportation, the United Kingdom's Department of Health, Marconi, and ISS Group.

Other International revenue for the first nine months increased 3.9% to $885.4 million. Growth was favorably impacted by approximately 12 percentage points from currency fluctuations. A $53 million decline in outsourcing activities in Australia, plus weaker third party product sales in Australia and Asia, offset the currency impact.

Costs and Expenses

The Company's costs and expenses as a percentage of revenue are as follows:

	Percentage of Revenue
	Third Quarter		First Nine Months
	Fiscal		Fiscal
	2004	2003	2004	2003

Costs of services	80.9%	80.5%	81.9%	80.6%
Selling, general and administrative	5.7	6.0	5.7	6.3
Depreciation and amortization	7.0	7.0	6.6	7.1
Interest expense, net	1.1	1.2	1.1	1.2
Special items	.2		.2
Total	94.9% =====	94.7% =====	95.5% =====	95.2% =====

Comparing the third quarter and the first nine months of fiscal 2004 and 2003, total costs and expenses increased slightly as a percentage of revenue. Higher costs of services as a percentage of revenue and the impact of the special item in fiscal 2004 were mostly offset by lower depreciation and amortization, and selling, general and administrative costs.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 6 percentage points for the quarter and 5 percentage points for the nine months on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

The increase in costs of services as a percentage of revenue was principally caused by the former DynCorp operations, for which the expense mix is weighted more toward cost of services. The former DynCorp operations costs of services were running at 90% for the quarter and nine months, thus increasing CSC's consolidated cost of services as a percentage of revenue by approximately 2.2 percentage points for the quarter and 1.9 percentage points for the nine months ended January 2, 2004. Improvements in other operations offset much of the DynCorp impact for the quarter, particularly in the U.S. Federal sector, including adjustments from normal program reviews that resulted in increased profitability on long-term contracts and from the final settlement for modifications to a fixed-price contract.

Lower selling, general and administrative expenses (SG&A) as a percentage of revenue were also significantly driven by the former DynCorp operations, which carry a lower SG&A expense as a percentage of revenue (approximately 4.2% for the quarter and 3.7% for the nine months of fiscal 2004) than the composite of other CSC operations. Excluding the effects of the former DynCorp operations, the Company's SG&A expense as a percentage of revenue would have been approximately flat for the quarter at 6.0%, and down just .1 percentage point to 6.2% for the nine months ended January 2, 2004.

Depreciation and amortization costs as a percentage of revenue for the primarily labor-oriented DynCorp operations ran at approximately 1% in the quarter and nine months, which had a favorable impact on reducing the consolidated ratio. The DynCorp costs are predominantly for amortization of the purchased intangible assets. Offsetting increases at other CSC operations in the third quarter resulted in no overall change, and a change year-to-date of .5 percentage points. The increases were primarily in the other Federal operations as well as U.S. Commercial outsourcing business, and were due to a shift in business mix to more long-term outsourcing and less project work, resulting in relatively more capitalized costs as long-term outsourcing contracts typically require investments in infrastructure.

Net interest expense remained virtually unchanged as a percentage of revenue compared to the same period in the prior year. Net interest increased $6.4 million and $19.3 million for the quarter and nine months versus the same periods in the prior year, and is principally related to additional borrowings compared to the same period last year, driven in part by funding needs for the DynCorp acquisition.

Special Items

As disclosed in the Company's fiscal 2003 Annual Report on Form 10-K, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition during March 2003. As a result, during the third quarter and nine months ended January 2, 2004, special items of $7.3 million and $22.7 million ($5.0 million and $14.6 million after tax) or 3 cents and 8 cents per share (diluted) were recorded, respectively. The charges include equipment and related disposal costs that cannot accommodate the larger, integrated U.S. Federal sector business, and such equipment's use has been discontinued. In addition, certain CSC facilities were no longer needed as a result of the acquisition and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $27.9 million of special charges related to exit and disposal activities arising from the acquisition. No additional special charges related to the acquisition are expected.

Income Before Taxes

Income before taxes increased to $185.9 million and $474.4 million in the fiscal 2004 third quarter and first nine months, respectively, versus $147.6 million and $388.2 million in the corresponding prior periods. The resulting pre-tax margins were 5.1% and 4.4% for the quarter and nine months, respectively, compared with 5.3% and 4.7% for the corresponding periods in the prior year. The special item described above contributed to the decline, which was also affected by changes in operating costs and expenses as described above. The gross increase in income before taxes was also partially attributable to favorable currency fluctuations.

Income Taxes

The provisions for income taxes in fiscal 2004 and 2003 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $15.6 million and $34.9 million for the three and nine months ended January 2, 2004, respectively, from the comparable periods last year. The increases were due primarily to higher pre-tax income in both the three and nine months ended January 2, 2004, and higher estimated effective tax rates in the three and nine months ended January 2, 2004, compared to the same periods last year. The Company's effective tax rates approximated 30.9% and 30.7% for the three and nine months ended January 2, 2004, respectively, compared to 28.4% and 28.5% in the comparable periods in fiscal 2003. Effective tax rates on earnings before the Special Items were 30.9% for the three and nine month periods ended January 2, 2004, respectively. The increase in the effective rates is a result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits.

Net Income and Earnings per Share

Net income was $128.4 million for the third quarter of fiscal 2004, up from $105.7 million for the third quarter of fiscal 2003. Fiscal 2004 third quarter diluted earnings per share were 68 cents (including 3 cents per share impact of special items) versus 61 cents reported for last year's third quarter.

For the nine months ended January 2, 2004, net income was $328.8 million, up from $277.5 million for the corresponding period last year. Diluted earnings per share for the first nine months of fiscal 2004 was $1.74 (including 8 cents per share impact of special items) versus $1.61 reported for last year's first nine months.

Cash Flows

Cash provided by operating activities was $673.7 million for the nine months ended January 2, 2004, compared with cash provided by operating activities of $472.2 million during the same period last year. The increase of $201.5 million primarily resulted from higher earnings coupled with an increase in non-cash expenses (primarily depreciation and amortization expense). Net working capital needs did not change significantly.

The Company's net cash used in investing activities totaled $819.8 million for the first nine months of fiscal 2004, compared to $491.0 million during the same period last year. The increase principally relates to investments in property and equipment and outsourcing contract costs in support of major new contract activities including Motorola, Marconi, and the Royal Mail Group. In addition, a significant cash inflow of $73.6 million a year ago related to the disposition of assets associated with the completion of an outsourcing contract was not repeated in fiscal 2004.

Cash used by financing activities was $9.6 million for the first three quarters of fiscal 2004, versus $20.2 million provided by financing activities for the same period a year ago. The change was driven principally by net repayments of debt in the current period versus a net increase in borrowings a year ago. See related discussion in Financial Condition section below.

Financial Condition

During the first nine months of fiscal 2004, the Company's capital outlays included $723.8 million of business investments in the form of fixed asset purchases and outsourcing contract costs. These investments were funded from operating cashflows, additional borrowings, and existing cash balances, which decreased from $299.6 million as of March 28, 2003, to $148.4 million at January 2, 2004. The Company's debt-to-total capitalization ratio decreased from 35.0% at March 28, 2003 to 31.8% at January 2, 2004.

During fiscal 2002, the Company filed a shelf registration statement covering up to $1.5 billion of debt and/or equity securities. As of January 2, 2004, the shelf registration has $900 million of unissued debt or equity securities.

The Company has an option to require a subsidiary of Equifax Inc. to purchase the Company's credit reporting business as further described in Note 13 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal 2003. The exercise price of this put option is equal to the appraised value of the business.

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

At January 2, 2004, the Company's syndicated credit facilities were comprised of a $354 million facility, which expires August 13, 2004, and a $321 million facility, which expires August 18, 2005. As of January 2, 2004, the Company had no borrowings under these facilities and is in compliance with all terms of the agreements.

At January 2, 2004, the Company had $58.8 million of short-term debt and current maturities of long-term debt and $2.4 billion of long-term debt, including $91.8 million of commercial paper borrowings. As further described in Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal 2003, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its backstop credit facilities.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended March 28, 2003.

The accounting policies that the Company considers critical are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2003, and relate to revenue recognition, outsourcing contract costs, software development costs and retirement benefits. Most of the accounting policies that require the Company to make estimates are for estimates on contract-specific issues and thus do not have broad, company-wide implications or risks. While revisions to estimates or assumptions on a specific contract could result in a material adjustment to the financial statements, the risk is mitigated by the Company's broad portfolio of contracts that would typically have offsetting adjustments. The risks of changes in company-wide accounting estimates related to retirement benefits are further described in the aforementioned Form 10-K.

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

The Company is engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 28, 2003, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended January 2, 2004, there has been no significant change in related market risk factors.

PART I, ITEM 4. CONTROLS AND PROCEDURES

"Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of January 2, 2004 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended January 2, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits
Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger dated as of December 13, 2002 and among the Company, DynCorp and Garden Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 13, 2002)

3.1

Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2

Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

3.3	Bylaws, amended and restated effective February 10, 2004
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
10.14

Supplemental Executive Retirement Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.15

Deferred Compensation Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.16

Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.17

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

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

10.20	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.21	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)

Exhibit Number	Description of Exhibit

10.24

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.25

Second Amended and Restated Credit Agreement (Long Term Facility) dated as of August 16, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.26

Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 15, 2003 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001)

10.27

First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002)

10.28

Second Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 15, 2003 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
99	Revenue By Market Sector
*Management contract or compensatory plan or agreement
b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the third quarter of fiscal 2004. On November 12, 2003, the registrant filed a current report on Form 8-K reporting its financial results for the fiscal quarter ended October 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 12, 2004	By:	/s/ Donald G. DeBuck Donald G. DeBuck Vice President and Controller Chief Accounting Officer