Form 10-K
period 2004-04-02
COMPUTER SCIENCES CORP
filed 2004-06-15
CIK 23082

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2). Yes ☒ No ☐

        As of October 3, 2003 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $7,471,000,000.

        There were 188,251,062 shares of the Registrant's common stock outstanding as of May 21, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 2, 2004, are incorporated by reference into Part III hereof.

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

        CSC offers a broad array of services to clients in the global commercial and government markets and specializes in the application of complex I/T to achieve its customers' strategic objectives. Its service offerings include information technology and business process outsourcing, and I/T and professional services.

        Outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, managing key functions for clients, such as claims processing, credit checking, logistics and customer call centers.

        I/T and professional services include systems integration, consulting and other professional services. Systems integration encompasses designing, developing, implementing and integrating complete information systems. Consulting and professional services includes advising clients on the strategic acquisition and utilization of I/T and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering. Also included are a variety of specialized technical functions such as aviation services, base and range operations and international peacekeeping and security support. During fiscal 2004, approximately 70% of CSC's activities in I/T and professional services were delivered by its U.S. Federal sector.

        CSC also licenses sophisticated software systems for the financial services and healthcare markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today's business challenges.

        CSC does not have exclusive agreements with hardware or software providers and believes that this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client's needs.

Major Markets

        CSC provides its services to clients in global commercial industries and to the U.S. federal government. Segment and geographic information is included in Note 13 to the Company's consolidated financial statements for the year ended April 2, 2004.

        In the global commercial market sector, CSC's service offerings are marketed to clients in a wide array of industries including aerospace/defense; automotive; chemical and energy; foreign government; consumer goods; financial services; healthcare; manufacturing; media; retail/distribution; telecommunications; traffic and transportation; travel and hospitality; and utilities. CSC's global commercial market sector includes U.S. state and local and foreign government clients.

        CSC has provided I/T services to the U.S. federal government since 1961 and is one of its top I/T service providers and a top-ten contractor overall. The Company serves a broad federal customer base, including nearly all civil departments and branches of the military, as well as the Department of Homeland Security. CSC provides a broad array of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation. CSC's presence and offerings were enhanced by the fiscal 2003 acquisition of DynCorp, a leading provider of I/T and professional services to the U.S. federal government.

        Geographically, CSC has major operations throughout North America, Europe and Asia-Pacific.

        During the last three fiscal years, the Company's revenue mix by major markets was as follows:

	2004	2003	2002
U.S. Commercial	25%	34%	38%
Europe	25	26	26
Other International	8	11	11

Global Commercial	58	71	75
U.S. Federal Government	42	29	25

Total Revenues	100%	100%	100%

Fiscal Year 2004 Overview

        During fiscal 2004, CSC announced awards valued at approximately $17.2 billion, including $9.7 billion of Global Commercial awards and $7.5 billion with the U.S. federal government. These total and Global Commercial awards levels are records for the Company, significantly surpassing previous levels. These multi-year awards represent the estimated value at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company's U.S. federal activities.

Global Commercial Market Highlights

        Within the global commercial market, there were several significant awards to CSC during fiscal 2004:

        CSC's largest commercial award during fiscal 2004 was the 10 year, $2.4 billion I/T outsourcing contract with Royal Mail Group, the United Kingdom (UK) government-owned mail services company. This agreement calls for the Company to manage Royal Mail's data centers, data networks and business application systems.

        The UK National Health Service entered into a $1.7 billion, 10 year I/T agreement with CSC. The Company will design, deliver and operate an integrated patient care record system, providing patients with a lifelong electronic care record.

        SAS Group, Scandinavia's largest listed airline and travel group, and CSC signed a 9 year, $1.5 billion (if all options are exercised) I/T outsourcing contract which calls for the Company to provide I/T consulting, systems integration, application development and maintenance, and infrastructure services. As part of the transaction, CSC acquired Scandinavian IT Group, a subsidiary of SAS Group providing I/T solutions to the airline industry.

        The Company signed a 10 year, $735 million contract to provide outsourcing services to Marconi Corporation, a global telecommunications equipment and services company. Under the terms of the agreement, CSC supports and manages Marconi's worldwide I/T infrastructure, including help desk, desktop computing, networking and midrange operations; developing and maintaining software applications; and providing telecommunications services.

        CSC and Swiss Re Life & Health, the world's largest life and health insurer, extended and expanded their relationship by entering into one of the largest business process outsourcing (BPO) arrangements yet concluded in the global insurance market. The 10 year, $700 million arrangement adds to the previously existing arrangement dating back to 1995, and calls for the Company to deliver end-to-end insurance processing services in the US and UK. CSC will provide customer service, claims processing, and audit and regulatory compliance support, all backed by global technology services, including application development and support; conversion services; help desk services; and network, server, desktop and mainframe computing.

        Malayan Banking Berhad (Maybank), Malaysia's largest banking group, entered into a $342 million, 10 year I/T outsourcing agreement with CSC. The Company assumed responsibility for Maybank's mainframe, midrange, desktop, help desk and network infrastructure services in Malaysia and Singapore.

        Adding to the Company's relationship with United Technologies Corporation (UTC), CSC was awarded a $212 million contract expanding its I/T outsourcing agreement to include similar services at more than 460 UTC sites in Europe. This contract expansion brings total UTC awards of more than $4.2 billion to the Company since 1999 with services to be provided though 2014.

        CSC broadened its relationship with The Boeing Company through two new outsourcing contracts totaling $150 million over 6 years. These new awards call for the Company to provide mainframe computing operations and distributed server support services to numerous Boeing facilities across the United States.

        The Company continued to strengthen and expand its relationship with General Dynamics through four outsourcing arrangements totaling $137 million. These awards extend the term and expand the scope of existing contracts as well as add new agreements, calling for CSC to provide I/T outsourcing services including data center operations, desktop and help desk support, network management and applications development. CSC's relationship with General Dynamics dates back to 1991 with an initial $3 billion, 10-year outsourcing contract, which was one of the first and largest I/T services industry deals.

U.S. Federal Government Market Highlights

        There were several significant awards to CSC during fiscal 2004 from the U.S. federal government:

        The Company's largest U.S. Federal Government award during the fiscal year was the 5 year, $1.75 billion (if all options are exercised) agreement with the State Department to provide experienced personnel as well as logistics, management and construction services to support police, justice and prison components of international peacekeeping missions and security operations in post-conflict areas around the world.

        CSC was awarded a $1.1 billion, 20 year (if all options are exercised) contract from the U.S. Army Aviation Center at Ft. Rucker, Alabama to provide simulator-based flight training and related aviation training support.

        The U.S. Army Aviation and Missile Command selected the Company for a 10 year, $406 million (if all options are exercised) agreement to deliver comprehensive helicopter support services to countries operating helicopters procured through the U.S. government's Foreign Military Sales program.

        CSC is 1 of 10 teams awarded contracts under the Global Information Technology Support Services (GITSS) contract supporting the BuyIT.gov program and the Department of Veterans Affairs. The GITSS contract allows government agencies to procure I/T and telecommunication support services. The Company's portion of the $3 billion contract is estimated to be $200 million over 8 years. CSC will provide a broad range of I/T and telecommunications solutions including local and wide area network design and implementation; systems operations and disaster recovery; I/T change management; analysis, design, implementation and maintenance of application systems; and strategic planning and training.

        The Federal Aviation Administration (FAA) awarded CSC a $140 million, 7 year (if all options are exercised) arrangement to continue supporting the FAA's Traffic Management Advisory Tool. The Company will provide software enhancements, hardware upgrades, deployment to additional sites and custom software for individual site unique requirements.

        As 1 of 7 companies selected for the Department of Defense Intelligence Information Systems Integration and Engineering Support Services Contract 3 (DIESCON 3), CSC will provide technology, engineering, defense intelligence and other services to the Defense Intelligence Agency and many other members of the intelligence community. The Company estimates its portion of the award will exceed $120 million over the 3 year period.

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

        CSC's ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response or a combination of these factors. In the opinion of the Company's management, CSC is positioned to compete effectively in the global commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management's opinion that CSC's competitive position is enhanced by the full spectrum of I/T and professional services that it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services.

EMPLOYEES

        The Company has offices worldwide, and as of April 2, 2004 employed approximately 90,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

        All of the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995 are available free of charge through the Company's Internet website, www.csc.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

Item 2. Properties

Owned properties as of April 2, 2004	Approximate Square Footage	General Usage
Blythewood, South Carolina	521,000	Computer and General Office
Copenhagen, Denmark	486,000	Computer and General Office
Austin, Texas	404,000	General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office
San Diego, California	162,000	Computer and General Office
Taastrup, Denmark	147,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	104,000	General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	80,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Shatin, Hong Kong	72,000	General Office
Singapore	61,000	General Office
Jacksonville, Illinois	60,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	120,000	General Office
Leased properties as of April 2, 2004
Washington, D.C. area	3,130,000	Computer and General Office
Texas	929,000	Computer and General Office
Australia & other Pacific Rim locations	898,000	General Office
Georgia	882,000	General Office
Germany	846,000	General Office
New Jersey	741,000	General Office
Denmark	599,000	General Office
England	597,000	Computer and General Office
Connecticut	523,000	General Office
Ohio	489,000	General Office
Oman	462,000	General Office
Qatar	442,000	General Office
Massachusetts	438,000	General Office
Alabama	413,000	General Office
New York	380,000	General Office
Tennessee	351,000	General Office
Delaware	318,000	General Office
California	307,000	General Office
France	249,000	General Office
Various other U.S. and foreign locations	3,182,000	Computer and General Office

        Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2005 through 2016.

Item 3. Legal Proceedings

        The Company is currently party to a number of disputes which involve or may involve litigation. CSC is engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. While no assurance can be made as to future claims, the Company is not currently aware of any disputes or claims giving rise to any liability required to be reported under applicable disclosure law. Like many companies in the corporate community, the Company is facing legal proceedings involving allegations of improperly classifying a loosely defined cadre of employees as exempt from overtime; it is too soon to draw conclusions as to the likely outcome of these proceedings. However, it is the opinion of Company Management, after consultation with counsel, that none of the proceedings or disputes in which it currently is involved is likely ultimately to result in liability that will be material to the Company's results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as Officer	Position Held With the Registrant	Family Relationship
Van B. Honeycutt*	59	1987	Indefinite	Chairman and Chief Executive Officer	None
Michael W. Laphen	53	2001	Indefinite	President and Chief Operating Officer	None
Leon J. Level*	63	1989	Indefinite	Vice President and Chief Financial Officer	None
Harvey N. Bernstein	57	1988	Indefinite	Vice President	None
Paul M. Cofoni	55	2001	Indefinite	Vice President	None
Donald G. DeBuck	46	2001	Indefinite	Vice President and Controller	None
Hayward D. Fisk	61	1989	Indefinite	Vice President, General Counsel and Secretary	None
Paul T. Tucker	56	1997	Indefinite	Vice President	None

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

        As of June 3, 2004 the number of registered shareholders of Computer Sciences Corporation's common stock was 12,174. The table shows the high and low intra-day prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through June 3, 2004.

	2004				2003		2002
Calendar Quarter
	High		Low		High	Low	High	Low
1st	47.00		39.60		36.65	27.50	53.47	40.52
2nd	43.85	*	38.07	*	42.61	26.52	50.10	38.40
3rd					44.95	36.70	47.85	25.47
4th					44.99	37.38	36.00	24.30

    *    Through June 3, 2004

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review
In millions except per-share amounts	April 2, 2004	March 28, 2003	March 29, 2002	March 30, 2001	March 31, 2000
Total assets	$11,804.0	$10,433.2	$8,610.5	$8,174.8	$5,874.1
Debt:
Long-term	2,306.4	2,204.9	1,873.1	1,029.4	652.4
Short-term	53.0	249.9	309.6	1,195.7	238.1
Current maturities	7.2	24.9	21.4	158.9	11.1

Total	2,366.6	2,479.7	2,204.1	2,384.0	901.6
Stockholders' equity	5,503.7	4,606.4	3,623.6	3,215.2	3,044.0
Working capital	1,614.0	1,100.9	596.2	(384.9)	782.4
Property and equipment:
At cost	5,029.9	4,143.5	3,884.4	3,507.4	2,744.2
Accumulated depreciation and amortization	2,851.5	2,155.9	1,976.4	1,649.0	1,469.3

Property and equipment, net	2,178.4	1,987.6	1,908.0	1,858.4	1,274.9
Current assets to current liabilities	1.5:1	1.4:1	1.2:1	0.9:1	1.4:1
Debt to total capitalization	30.1%	35.0%	37.8%	42.6%	22.9%
Book value per share	$29.30	$24.66	$21.17	$19.06	$18.17
Stock price range (high)	47.00	50.10	53.47	99.88	94.94
(low)	26.52	24.30	28.99	29.50	52.38

	Fiscal Year
In millions except per-share amounts
	2004	2003	2002	2001	2000
Revenues	$14,767.6	$11,346.5	$11,379.2	$10,492.9	$9,344.5

Costs of services	12,006.8	9,068.2	9,187.2	8,406.8	7,346.4
Selling, general and administrative	850.3	716.9	741.9	814.9	785.5
Depreciation and amortization	980.3	810.3	810.8	618.2	519.5
Interest, net	160.6	134.3	142.5	89.8	40.5
Special items	22.7	5.2		232.9	41.1

Total costs and expenses	14,020.7	10,734.9	10,882.4	10,162.6	8,733.0

Income before taxes	746.9	611.6	496.8	330.3	611.5
Taxes on income	227.5	171.4	152.7	97.1	208.6

Net income	$519.4	$440.2	$344.1	$233.2	$402.9

Basic earnings per common share	$2.77	$2.55	$2.02	$1.39	$2.42

Diluted earnings per common share	$2.75	$2.54	$2.01	$1.37	$2.37

Average common shares outstanding	187.273	172.317	170.054	168.260	166.311
Average common shares outstanding assuming dilution	188.704	173.119	171.279	170.767	169.749

Notes:

        Special items represent charges incurred for exit and disposal activities.

        No dividends were paid by CSC during the five years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (the Company). The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended April 2, 2004. There are three primary objectives of this discussion:

  •
  to provide a narrative explanation of the financial statements, as presented through the eyes of management;

  •
  to enhance the disclosures in the financial statements and footnotes, providing context within which the financial statements should be analyzed; and

  •
  to provide information to assist the reader in ascertaining the predictive value of the reported financial results.

        To achieve these objectives, the discussion is presented in the following sections:

          Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the key business drivers, economic and industry factors, fiscal 2004 highlights and fiscal 2005 commentary.

          Results of Operations—discusses year-over-year changes to operating results for fiscal 2002 to 2004, describing the factors affecting revenue on a consolidated and reporting segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

          Financial Condition—discusses causes of changes in cash flows and describes the Company's liquidity position and available capital resources.

          Critical Accounting Estimates—discusses accounting policies that require critical judgments and estimates.

          Forward-Looking Statements and Risk Factors that May Affect Future Results—describes the nature of forward-looking statements and lists several factors that may affect future results.

OVERVIEW

        The Company's primary service offerings are information technology (I/T) outsourcing and I/T and professional services. Outsourcing involves operating all or a portion of a customer's technical infrastructure and also includes business process outsourcing. I/T and professional services include systems integration, consulting, and other professional services and also include product sales and related services. CSC provides these services to customers in the global commercial and U.S. federal markets. CSC also provides certain non-I/T technical services, including aircraft maintenance, marine services and security services, primarily to U.S. federal customers. On a geographic basis, CSC provides services to global commercial customers in the United States, Europe, and Other International locations. Operations in Australia, Asia and Canada generate substantially all revenue within Other International.

Economic and Industry Factors

        Global commercial markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers' decisions for discretionary spending on I/T projects. CSC is in a highly competitive industry, which keeps pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings.

Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates, margins as well as macroeconomic indicators such as interest rates, inflation rates, and foreign currency rates.

        The U.S. federal market is also highly competitive, and also has some unique characteristics. All U.S. government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Shifting priorities of the U.S. government can impact the future of projects as well. The Company recognized the increased priorities on defense and homeland security programs and has focused substantial business development efforts in these areas. Management monitors government priorities and industry factors via numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes, and by participating in industry professional associations.

Business Drivers

        Revenue is generated by providing services on a variety of different types of contracts lasting from less than six months to 10 years or more. Factors affecting revenue include:

  •
  the Company's ability to successfully bid on and win new contract awards,

  •
  the ability to satisfy existing customers and obtain add-on business and win contract re-competes,

  •
  the ability to compete on price, services offered, technical ability and experience,

  •
  the ability to successfully integrate acquisitions and leverage them to generate new revenues, and

  •
  for international business, currency fluctuations.

        Earnings are driven by the above revenue factors, in addition to the following:

  •
  the ability to control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension, general and administrative costs,

  •
  the ability to anticipate headcount needs to avoid staff shortages or excesses, and

  •
  the ability to effectively estimate various factors incorporated in contract bids and proposals.

        Cash flows are impacted by earnings and revenues, among other factors, including the following:

  •
  timely management of receivables and payables,

  •
  investment opportunities presented during a given year (particularly related to business acquisitions and large outsourcing contracts), and

  •
  the ability to manage capital in order to generate adequate returns from these investments.

Key Performance Indicators

        The Company manages and assesses the performance of its business through various means, with the primary financial measures including new contract wins, revenue growth, margins, cash flow, and return on investment.

        New contract wins—In addition to being a primary driver of future revenue, focusing on new contract wins also provides management an assessment of the Company's ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new and recompeting contracts as well as numerous external factors.

        Revenue growth—Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts. Given the wide array of services CSC offers, the Company's ability to obtain additional work from existing customers is an important factor. In addition, incremental increases in revenue will not necessarily result in similar increases in costs, particularly overhead and other indirect costs, thus potentially improving profit margins.

        Margins—Margins reflect the Company's performance on contracts. While the ratios of various cost elements as a percentage of revenue can shift as a result of acquisitions with different cost profiles, such as was the impact of the March 2003 DynCorp acquisition on fiscal 2004 ratios, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability.

        Cash flow—A primary driver affecting CSC's cash flow is the ability to manage receivables and payables. Thus, a review of the receivables measurement of "days sales outstanding" (DSO) supports an ongoing focus on timely collections. The Company also regularly reviews the GAAP cash flow measurements of operating, investing and financing cash flows.

        Return on investment (ROI)—ROI is an effective indicator combining a focus on margins with efficient and productive net asset utilization. A combination of strong margins and investment base turnover is required to generate sufficient returns on invested capital. In addition, the timing of cash flows impacts ROI, so that large, up-front investments (particularly on new outsourcing contracts) require higher profits in order to garner adequate ROI.

        Readers should be cautioned that DSO, free cash flow and ROI are not GAAP measures, and that the Company's definition of such measures may differ from other companies. Therefore, such measures may not be comparable to other companies. CSC calculates DSO as follows: Total receivables at quarter-end divided by revenue-per-day. Revenue-per-day equals total revenues for the quarter divided by the number of days in the quarter. Free cash flow is equal to the sum of operating and investing cash flows, excluding acquisitions and dispositions. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and special items and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity.

Fiscal 2004 Highlights

        Highlights of the year included:

  •
  Revenues rose 30.2%, approximately 25% before currency fluctuations. The Company's March 2003 acquisition of DynCorp contributed 24.3% points of growth.

  •
  Net income grew 18.0% (20.5% before the impact of a DynCorp acquisition-related special charge).

  •
  Earnings per share were up 8.3% (10.5% before the DynCorp special charge).

  •
  Record contract awards of $17.2 billion were announced, more than double the prior year, with new Global Commercial awards totaling $9.7 billion and new U.S. Federal awards of $7.5 billion.

  •
  Cash flows from operating activities generated $1.7 billion versus $1.1 billion in fiscal 2003, investing activities used cash of $1.3 billion versus $994 million in the prior year, and free cash flow grew to $355 million, up from $237 million in fiscal 2003.

  •
  DSO improved to 82 days, down from 83 days (normalized for DynCorp) at the end of the prior year.

  •
  Debt-to-total capitalization ratio was 30.1% at year-end, improved from 35.0% a year earlier.

  •
  ROI for the year was 8.7%, up from the prior year of 8.6%.

        The Company's level of announced new business awards was the highest in CSC's history. Significant wins included the following.

        Global Commercial:

    •
    Royal Mail Group ($2.4 billion),

    •
    United Kingdom National Health Service ($1.7 billion),

    •
    SAS Group ($1.5 billion),

    •
    Marconi Corporation ($735 million),

    •
    Swiss Re Life & Health ($700 million),

    •
    National Grid Transco ($470 million),

    •
    ISS ($450 million), and

    •
    Malayan Banking Berhad ($342 million).

        U.S. Federal:

    •
    U.S. State Department's Civilian Police Program ($1.8 billion),

    •
    U.S. Army Aviation Center ($1.1 billion),

    •
    U.S. Army Aviation and Missile Command ($406 million),

    •
    National Aeronautics and Space Administration ($228 million),

    •
    U.S. Postal Service ($200 million), and

    •
    U.S. Department of Veterans Affairs ($200 million).

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

        Revenue growth was led by CSC's Federal sector, which benefited significantly from the acquisition of DynCorp in March 2003. Global Commercial revenues were positively impacted by recent large outsourcing contract wins, particularly in Europe, but were offset by declines elsewhere. Currency shifts during the year also favorably impacted revenue. The Company's growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings. Over 80% of CSC's revenues come from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.

        A combination of fiscal 2004 earnings and strong working capital management contributed to debt reduction and a large cash balance at year-end. Cash used to pay down debt during the year drove the debt-to-total capitalization ratio down to its lowest level in over three-and-a-half years. Higher cash flow generated from operating activities in fiscal 2004 was a result of higher earnings with larger non-cash expense components such as depreciation and amortization. Higher outflows of cash for investing activities were primarily a result of up-front investments on new outsourcing contracts requiring fixed asset purchases as well as other capitalized costs.

Fiscal 2005 Commentary

        Since DynCorp has now been part of CSC for over a year, the year-over-year growth rates in revenue and earnings experienced during fiscal 2004 will not be repeated in fiscal 2005. However, the U.S. Federal sector reporting segment is well-positioned to benefit from the anticipated growing demands of the U.S. federal government. The U.S. federal government is one of the world's largest information technology services customers, and its spending is expected to continue to increase during calendar 2004 in order to improve technologies in the areas of defense, homeland security, civil agency modernization, and education. While the ultimate distribution of U.S. federal funds and project assignments remain uncertain, the Company expects its information technologies and outsourcing capabilities, including the skill set acquired with DynCorp, to be viewed favorably by the U.S. federal government.

        While demand for information technology outsourcing services continued to grow, particularly in Europe, the information technology services industry continued to experience overall sluggish global demand for commercial project-oriented activities during fiscal 2004. Many customers maintained low levels of discretionary spending in response to the economic environment in their particular regions. However, indications suggest stabilization is occurring in the U.S. market's demand for consulting and systems integration services, although the Company expects continued pressure on demand for information technology services in European and Other International markets. Worldwide global demand for outsourcing services is expected to be strong again during fiscal 2005. While the future demand for outsourcing services is unknown, the long-term nature of major outsourcing engagements allows outsourcing providers such as CSC to benefit from a certain level of continuity. Thus, the record-setting year in new business awards, much of which came from new outsourcing engagements, is expected to generate growth in Global Commercial reporting segment revenues in fiscal 2005. During fiscal 2004, the Company's Global Commercial segment benefited from currency fluctuations in Europe and Other International regions. The Company cannot forecast future movement in currency exchange rates or its impact on operating results.

        The Company's overall short-term financial objectives include:

          1.     Successfully launch the numerous new contracts won during fiscal 2004, with particular focus on the large new outsourcing contracts.

          2.     Maintain appropriate investment base turnover rates and operating margins, particularly focusing on the new business, in order to generate an improved return on investment.

          3.     Pursue the large current pipeline of commercial and U.S. Federal opportunities and win the Company's proportionate share.

        The Company's primary long-term objective is to continue developing and obtaining the core capabilities and differentiating factors that will enable CSC to compete effectively in both the Federal and Global Commercial markets. The Company will continue to evaluate strategic opportunities that can enhance its core capabilities and review its portfolio of business operations for overall strategic fit. Continued long-term revenue and earnings growth will come from the combination of internal growth and acquisitions.

RESULTS OF OPERATIONS

Revenues

        Revenues for the Global Commercial and U.S. Federal sector segments (see Note 13) for fiscal 2004, fiscal 2003 and fiscal 2002 are as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U.S. Commercial	$3,686.2	(4.7)%	$3,868.2	(10.2)%	$4,307.5
Europe	3,681.8	23.5	2,981.2	1.6	2,934.2
Other International	1,210.8	5.1	1,151.6	(8.9)	1,264.0

Global Commercial	8,578.8	7.2	8,001.0	(5.9)	8,505.7
U.S. Federal Sector	6,188.6	84.9	3,347.4	16.5	2,873.3
Corporate	.2		(1.9)		.2

Total	$14,767.6	30.2	$11,346.5	(.3)	$11,379.2

        The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2004 vs. Fiscal 2003

	DynCorp Acquisition	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial			(4.7)%	(4.7)%
Europe		16.1%	7.4	23.5
Other International		13.3	(8.2)	5.1
Global Commercial		7.9	(.7)	7.2
U.S. Federal Sector	82.6%		2.3	84.9
Corporate
Total	24.3	5.6	.3	30.2

Fiscal 2003 vs. Fiscal 2002

	DynCorp Acquisition	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial			(10.2)%	(10.2)%
Europe		9.8%	(8.2)	1.6
Other International		4.5	(13.4)	(8.9)
Global Commercial		4.1	(10.0)	(5.9)
U.S. Federal Sector	5.8%		10.7	16.5
Corporate
Total	1.5	3.0	(4.8)	(.3)

        The biggest drivers of revenue growth in fiscal 2004 were the DynCorp acquisition and the impact of currency fluctuations which contributed 24.3% and 5.6%, respectively. The remaining overall internal growth of a net .3% was the result of growth in the Global Commercial segment's European region and growth in the U.S. Federal sector's defense business, offset by declines in other Global Commercial regions as well as in Federal Sector's civil business. Strong outsourcing revenue growth in Global Commercial, particularly in the United Kingdom and Europe's Nordic region, was offset by reduced consulting and systems integration work. The Company's announced $17.2 billion in new business awards compared with $7.7 billion and $11.4 billion announced for fiscal 2003 and fiscal 2002, respectively. While more of the impact from the fiscal 2004 new business awards started to flow through to revenues in the latter half of the year, a greater impact should occur in fiscal 2005 as the contracts move through start-up phases into full production.

        Comparing fiscal 2003 to fiscal 2002, declines in Global Commercial segment revenues were substantially offset by the U.S. Federal sector's growth. The sluggish global economy resulted in declining demands for project-oriented work such as consulting and systems integration projects, bringing down overall Global Commercial revenues despite increases in outsourcing revenues.

Global Commercial

        Major Global Commercial outsourcing contracts, won in fiscal 2004 and fiscal 2003, as measured by the first 12 months per contract (over $50 million in annual revenues), accounted for approximately $684 million of the fiscal 2004 revenue growth, driven by growing European outsourcing markets and increased market share. These increases from outsourcing were more than offset by declines in consulting, systems integration and other areas, resulting in a net decline of .7% for the year on a constant currency basis. In the fiscal 2004 fourth quarter, however, the impact of the new wins coupled with stabilizing conditions for project work in the U.S. drove overall fourth quarter Global Commercial revenue up 3.8% on a constant currency basis. Declines in non-U.S. project work as well as in the financial services market sector continued in the fourth quarter, however, and are expected to continue in fiscal 2005. The Company announced $9.7 billion in new Global Commercial business awards during fiscal 2004 compared with the $5.0 billion announced during fiscal 2003 and $3.6 billion announced during fiscal 2002.

        Primary contributors to Global Commercial's European fiscal 2004 revenue growth included the following outsourcing contracts: Royal Mail Group, Bombardier Transportation, Marconi, SAS Group, ISS and National Grid Transco. These six contracts combined for $479 million of new revenue. Europe has seen growth in the outsourcing market with economic conditions driving the adoption of outsourcing to help improve business performance. By focusing on large opportunities, the Company has significantly improved its market position as highlighted by the wins noted above.

        Softness in demand for consulting and systems integration work, particularly in Germany, France and Italy, partially offset the outsourcing increases, resulting in an overall European revenue increase of 7.4% on a constant currency basis. The soft demand, primarily driven by continued economic sluggishness in Europe which is dampening customer discretionary spending for short-term project work, is not expected to improve significantly in Europe during fiscal 2005.

        U.S. commercial operations benefited from growth on new and existing outsourcing contracts, including Motorola, Bombardier Transportation, General Dynamics, Dun & Bradstreet, British Telecom-North America, Ascension Health and Providian, which combined for $238 million in fiscal 2004 revenue growth. Offsetting these improvements was the significantly reduced scope on the renewal of one engagement for which CSC was previously the primary outsourcing provider and is now a subcontractor, resulting in a $137 million decline. In addition, two outsourcing contracts that substantially ended in fiscal 2003 resulted in a $101 million decline year over year. The net effect of the new business and other growth, offset by the various declines, resulted in an overall decline of 4.7% for the U.S. commercial operations in fiscal 2004. The negative impact from the three contracts mentioned should not affect fiscal 2005 revenues to the same degree as in fiscal 2004, and there were no similarly significant events during fiscal 2004. In addition, the Company's U.S. consulting and systems integration business stabilized during fiscal 2004, with slight increases to headcounts and staff utilization rates, offset by slight declines in billing rates. Thus, fiscal 2005 U.S. commercial revenues are expected to exceed fiscal 2004.

        An 8.2% constant currency revenue decline in Other International fiscal 2004 revenues was driven by a drop in Australian outsourcing revenues plus weaker third party product sales in Australia and Asia.

Overall softness in these markets is expected to continue in fiscal 2005, but will be offset somewhat by a major Asian outsourcing win in fiscal 2004 with Malayan Banking Berhad.

        Comparing fiscal 2003 to fiscal 2002 for Global Commercial, revenue declined 10.0% in constant currency. The Company's European operations generated fiscal 2003 outsourcing revenue growth of approximately 10%, but that was more than offset by a revenue decline in consulting and systems integration services, including the financial services vertical market. Sources of outsourcing revenue growth included BAE Systems, Nortel Networks, British Nuclear Fuels Limited, and Whitbread accounts, and the impact of new business including Bombardier Transportation, United Kingdom Department of Health, and Allders.

        For fiscal 2003, U.S. Commercial revenue declined by 10.2%, or $439.3 million. Approximately one-third of this decline was attributable to reduced demand for consulting and systems integration services. Substantially the entire consulting and systems integration decline occurred in the first and second quarters of fiscal 2003 with stabilization in demand starting to take place in the third and fourth quarters of fiscal 2003. The balance of the U.S. Commercial revenue decline was attributable to expiration of outsourcing contracts and client reductions in billable volumes and discretionary projects, partially offset by over $170.0 million in new outsourcing engagements.

        Other International revenue declined 13.4% on a constant currency basis during fiscal 2003. The decline was primarily attributable to reduced product sales and related services reflecting the economic downturn in Asian markets.

U.S. Federal

        The Company's U.S. Federal sector revenues were derived from the following sources:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
Dollars in millions(1)	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$3,779.4	90.7%	$1,981.9	9.7%	$1,806.8
Civil agencies	2,161.1	79.7	1,202.4	22.5	981.9
Other(2)	248.1	52.1	163.1	92.8	84.6

Total U.S. Federal sector	$6,188.6	84.9%	$3,347.4	16.5%	$2,873.3

    (1)    For fiscal 2004, revenue earned on government wide acquisition contracts presented based upon the end customer rather than the agency in which the contract originated. Prior year amounts have been reclassified to conform.

    (2)    Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal Sector reporting segment. Prior year amounts have been adjusted to conform to this definition.

        DynCorp accounted for approximately 82.6% points of the fiscal 2004 84.9% revenue growth in the U.S. Federal sector. Excluding DynCorp, revenues from other Federal sector operations increased slightly during fiscal 2004, primarily from Department of Defense contracts, most notably missile defense, a U.S. Navy multiple awards contract, and several intelligence contracts, all of which combined for approximately $111 million in additional revenue. Offsetting this growth was reduced level of effort on a logistics contract with the Army, due to completion of the initial phase of the core project. Also, a previously consolidated joint venture's revenue no longer is reported by CSC due to a reorganization that resulted in minority ownership for CSC. These two contracts accounted for a $66 million decline for the year. Revenue from Civil agencies, excluding DynCorp, was down for the year, driven mainly by decreases on contracts with the Internal Revenue Service, Department of Education and NASA, which accounted for $57 million in reduced revenues.

        During fiscal 2004, CSC announced federal contract awards with a total value of $7.5 billion, compared to $2.7 billion and $7.8 billion announced during fiscal 2003 and fiscal 2002, respectively. The fiscal 2004 awards had a minor impact on revenue growth, but are expected to make more significant contributions in fiscal 2005. The Company has identified $24 billion of Federal opportunities that will be awarded in fiscal 2005 and that the Company expects to pursue, plus an additional $12 billion over the following 23 months. The Company expects to win its proportionate share of these opportunities.

        Revenues from the U.S. Federal sector increased 16.5% during fiscal 2003 versus fiscal 2002. The contribution of former DynCorp operations from the date of acquisition, March 7, 2003 to March 28, 2003 accounted for $166.0 million or approximately 5.8% of U.S. Federal sector's revenue growth. The remaining revenue growth of 10.7%, or $308.1 million, is principally attributable to new and increased work related to intelligence community activities, the Internal Revenue Service (IRS) Prime contract, General Services Administration contracts, and an Immigration and Naturalization Service contract.

Costs and Expenses

        The Company's costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions
	2004	2003	2002	2004	2003	2002
Costs of services	$12,006.8	$9,068.2	$9,187.2	81.3%	79.9%	80.7%
Selling, general and administrative	850.3	716.9	741.9	5.8	6.3	6.5
Depreciation and amortization	980.3	810.3	810.8	6.6	7.1	7.1
Interest expense, net	160.6	134.3	142.5	1.1	1.2	1.3
Special items	22.7	5.2		.2

Total	$14,020.7	$10,734.9	$10,882.4	94.9%	94.5%	95.6%

        Changes to the various cost and expense ratio percentages in fiscal 2004 were primarily due to the DynCorp acquisition. With generally more labor-intensive operations, the acquired DynCorp business had higher costs of services (COS) as a percentage of revenue and lower ratios for selling, general and administrative (SG&A) expenses as well as for depreciation and amortization (D&A) expense. In addition, the special items relate to the DynCorp acquisition. Excluding DynCorp operations, fiscal 2004 ratios for COS, SG&A and D&A would have been 79.0%, 6.3% and 8.1%, respectively. Fiscal 2003 ratios would have been 79.5%, 6.4%, and 7.4%, respectively, excluding the three weeks of DynCorp operations at the end of the year.

        The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of 5.6% for the year on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

Costs of Services

        Costs of services as a percentage of revenue improved slightly to 79.0% in fiscal 2004 from 79.5% in fiscal 2003, when excluding the effect of the acquired DynCorp operations, which had a COS ratio of 89.9%. The improvement was driven primarily by other U.S. Federal sector operations, which posted a decrease to COS ratio of 2.7% points, partly offset by a .7% point ratio increase in Global Commercial operations. U.S. Federal sector results included adjustments from normal program reviews in fiscal 2004 and 2003 that resulted in a net year-over-year increase to profitability on long-term contracts, as well as from the final settlement for modifications to a fixed-price contract. The Global Commercial .7% point increase was from an increase in Europe, primarily Germany, France and Italy, where soft demand for consulting and systems integration project work adversely impacted the ratio.

        For fiscal 2003, the Company's costs of services as a percentage of revenue decreased to 79.9% from 80.7%. Performance improvements in U.S. outsourcing operations contributed 1.2% points of improvement resulting from cost containment efforts, consolidation of regional and back office functions in multiple geographies, and use of less costly offshore sites. Performance improvements in U.S. Federal, U.S. consulting and systems integration, and Other International operations contributed equally to .6% points of improvement. Europe operations caused a .6% point adverse shift, primarily due to revenue shortfalls resulting from soft I/T project demand. Shifts in the mix of business towards federal operations, which carry a higher ratio of costs of services, caused an adverse movement of .4% points.

Selling, General and Administrative

        Selling, general and administrative expenses declined .1% point to 6.3% of revenues for fiscal 2004, excluding the impact of DynCorp operations which had a 3.6% SG&A ratio in fiscal 2004. The slight change was a result of an offsetting increase in other U.S. federal operations of .7% point and decrease in Global Commercial of .3% point. Increased investment in business development activities in U.S. Federal was the primary cause for the slight increase, in addition to somewhat higher insurance and other costs. Contributing about equally to the Global Commercial ratio improvement were a reduced need for provisions for doubtful accounts and other cost improvements, the latter primarily in outsourcing operations.

        Provisions for doubtful accounts benefited from the Company's long-term client relationships and generally high client credit quality, and a lack of charges seen over the last several years related to weakness in the high technology and telecommunications markets. For fiscal 2005, the increased volume of new business as a result of the record awards in fiscal 2004 are expected to outpace growth in SG&A expenses, thus effecting a slight improvement next year.

        The ..2% point fiscal 2003 SG&A reduction as compared to fiscal 2002 is attributable to a $14.2 million decrease in provision for doubtful accounts and European performance improvements of approximately $29.0 million partially offset by U.S. Commercial and Other International performance declines. The favorable impact of a shift in the Company's business mix towards the U.S. Federal sector, where SG&A costs are lower as a percentage of revenue than the Company's composite, substantially offset a decline in the U.S. Federal sector's performance in SG&A.

Depreciation and Amortization

        Excluding the DynCorp operations, which had only a 1.0% D&A ratio, the Company's ratio increased to 8.1% of revenues versus 7.4% in the prior year. Increases at other U.S. Federal operations were a primary cause of the overall increase, and were mainly due to internal software and computer equipment additions that were made in fiscal 2004 as a result of accommodating the increased demands from the DynCorp operations. Global Commercial D&A ratios were unchanged from the prior year.

        The Company's fiscal 2003 D&A expense as a percentage of revenue was virtually unchanged compared to fiscal 2002. Fiscal 2002 included $77.7 million related to goodwill and employee workforce amortization which is no longer amortized as a result of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on March 30, 2002. An approximate .7% point improvement in depreciation and amortization as a percentage of revenue from this absence of amortization of goodwill and employee workforce acquired was offset by depreciation related to additional investments during fiscal 2003 and fiscal 2002 in equipment and contract costs in support of outsourcing clients.

Interest Expense

        The increase in interest expense, net of interest income, for fiscal 2004 is primarily attributable to additional borrowings, driven in part by the DynCorp acquisition. As a percentage of revenues, net interest improved slightly for fiscal 2004. The $8.2 million decrease in net interest expense for fiscal 2003 resulted from a lower average outstanding debt partially offset by a higher average interest rate and decreased interest income.

Special Items

        CSC's net profit margin in fiscal 2004 was reduced .2% for charges associated with the Special Item related to the DynCorp acquisition. The charges relate to exit or disposal activities of legacy CSC operations as a result of an assessment of requirements for the combined CSC-DynCorp organization. See Note 5 to the consolidated financial statements for further description. Charges related to this Special Item were booked in the fourth quarter of fiscal 2003 through the third quarter of fiscal 2004. The impact to fiscal 2003 margins was insignificant. No additional charges related to the DynCorp acquisition are expected.

Taxes

        The provision for income taxes as a percentage of pre-tax earnings before Special Items was 30.6%, 28.0%, and 30.7% for the three years ended April 2, 2004. Including Special Items in fiscal 2004 and 2003, effective rates were 30.5% and 28.0%, respectively. The higher effective tax rate in fiscal 2004 was primarily a result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits. The decrease of 2.7% points in the effective tax rate from fiscal 2002 to fiscal 2003 resulted from the ceasing of goodwill and employee workforce amortization in fiscal 2003, which decreased the effective rate by approximately 3.5% points. This decrease was partially offset by the reduced relative impact of permanent tax differences. See Note 6 to the consolidated financial statements for further discussion of income taxes.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net cash from operations	$1,677.5	$1,148.2	$1,305.4
Net cash used in investing	(1,278.4)	(994.0)	(1,205.7)
Net cash used in financing	(84.0)	(20.2)	(133.9)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	16.5	(1.4)

Net increase (decrease) in cash and cash equivalents	310.1	150.5	(35.6)
Cash and cash equivalents at beginning of year	299.6	149.1	184.7

Cash and cash equivalents at end of year	$609.7	$299.6	$149.1

        Historically, the majority of the Company's cash and cash equivalents have been provided from operating activities. Operating activities for fiscal 2004 generated $1.7 billion in net cash, up from $1.1 billion generated for fiscal 2003. Higher net earnings, coupled with an increase in non-cash expenses such as depreciation and amortization, drove the increase in operating cash. In addition, a slightly improved year-end DSO was indicative of faster collections of accounts receivable. Improved cash disbursements management also resulted in more cash on hand. Another driver was an increase in deferred revenue, coming from customer prepayments for services and up-front payments for contract start-up and transition activities for some contracts as a result of management's focus on cash. Partially offsetting these net inflows was an increase in prepaid expenses, which was principally for software licenses and maintenance agreements that relate to services provided on some of the new outsourcing contracts. Given the new business won during fiscal 2004, primarily from Europe and U.S. outsourcing contracts, fiscal 2005 cash flow from operations is expected to increase slightly. During fiscal 2003, net cash provided from operations decreased from fiscal 2002 primarily due to a reduction in payables and accrued expenses, net of acquired DynCorp balances, partially offset by additional net earnings and a lesser increase in accounts receivable.

        The Company's investments principally relate to purchases of computer equipment and software, and deferred outsourcing contract costs that support the Company's expanding Global Commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients, that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract's acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets (premium). Major new fiscal 2004 outsourcing contracts, Motorola, Marconi and Royal Mail Group contracts in particular, drove much of the increased investments during the year.

        The new fiscal 2004 outsourcing contracts, as well as contractually-driven equipment refresh requirements on existing contracts, are also expected to drive fiscal 2005 investing cash outflows up slightly. Significant capital expenditures and outsourcing contract costs are expected from engagements with SAS, U.K. National Health Service, UTC, Royal Mail Group, and two U.S. Federal sector contracts (an Army aviation training contract and an intelligence services contract). Additionally, internally-deployed capital asset additions are expected to increase incrementally over fiscal 2004, as part of a Company program to consolidate and upgrade data centers in order to improve operating efficiencies and ratios. Despite the anticipated investment increases, total operating cash inflows are expected to more than cover total investing outflows for fiscal 2005. The Company's investments also include acquisitions accounted for under the purchase method of accounting, including significant amounts for fiscal 2003 related to the acquisition of DynCorp.

        While increasing new business will typically generate higher overall capital investments, the level of capital per contract has generally trended lower over the past several years on new outsourcing contracts. This has been a result of several factors, including an increased focus by the Company on improving cash flow, customer assessments of the relative costs of making the investments themselves versus having CSC do it, and a shifting mix towards contracts that are generally less capital intensive (e.g., from infrastructure technology outsourcing to applications management outsourcing engagements). The Company expects this trend to continue.

        As described above, historically a majority of the Company's capital investments have been funded by cash from operations. Net cash outflows from financing activities over the past three years reflect the Company's commitment to reduce its overall debt levels and improve its debt to total capitalization ratio. At year-end fiscal 2004, there was no outstanding commercial paper, a result of cash generated from operations and the issuance of $300 million of new term debt. The new notes were issued at 3.50%, and are due April 15, 2008.

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

Liquidity and Capital Resources

        The balance of cash and cash equivalents was $609.7 million at April 2, 2004, $299.6 million at March 28, 2003, and $149.1 million at March 29, 2002. During fiscal 2004, equity increased due to earnings, foreign currency translation adjustment ($304.7 million) and a reduction in unfunded pension obligations ($37.1 million). At the end of fiscal 2004, CSC's ratio of debt to total capitalization was 30.1%, down from 35.0% at the end of fiscal 2003 and 37.8% at the end of fiscal 2002. These debt ratio improvements were the result of debt reduction and equity increases during fiscal 2004 and equity increases during fiscal 2003.

Dollars in millions	2004	2003	2002
Debt	$2,366.6	$2,479.7	$2,204.1
Equity	5,503.7	4,606.4	3,623.6

Total capitalization	$7,870.3	$7,086.1	$5,827.7

Debt to total capitalization	30.1%	35.0%	37.8%

        The Company's sources of liquidity include commercial paper and committed and uncommitted lines of credit. The Company has commercial paper ratings from Standard & Poor's, Moody's and Fitch of A-1, P-2 and F-1, respectively. Short-term borrowings are principally used to supplement operating cash flow in funding working capital requirements. Forecasted positive cash flows are expected to limit the need for short-term borrowings during fiscal 2005.

        At April 2, 2004, the Company had committed lines of credit providing $321 million of long-term and $354 million of short-term commercial paper backup which expire on August 18, 2005 and August 13, 2004, respectively. If the Company were unable to sell commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under the two committed lines of credit. These committed lines of credit are provided at a Base Rate, a Eurodollar Rate and a bid option rate. The lines require the Company to (1) limit liens placed on our assets to liens incurred in the ordinary course of business; (2) maintain a maximum consolidated total debt to consolidated total capitalization of .50 to 1.00; and (3) maintain a not-to-exceed consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio of 2.50 to 1.00. For further details on these agreements please see Exhibits 10.26 and 10.29, which are incorporated by reference to this Annual Report. As of April 2, 2004, the Company had no borrowings under these lines and is in compliance with all terms of the agreements.

        At April 2, 2004, the Company had $53.0 million of short-term borrowings and $2.3 billion of long-term debt. As further described in Note 8 of the Company's Annual Report on Form 10-K for fiscal 2004, the classification of the Company's outstanding commercial paper is determined by the expiration dates of its credit facilities.

        In addition, the Company has provided foreign subsidiary debt guarantees of $489.5 million to certain foreign banks. During fiscal 2004, the Company issued $300 million of term debt from its fiscal 2002 shelf registration. The Company's term debt has ratings from Standard & Poor's, Moody's, and Fitch of A, A3 and A, respectively. All three credit ratings have stable outlooks. The following table summarizes the Company's contractual obligations by period as of April 2, 2004:

Dollars in millions	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt		$999.3	$497.5	$793.9	$2,290.7
Capital lease obligations	$6.5	11.4	2.3	1.3	21.5
Operating leases	291.1	356.1	203.3	271.2	1,121.7
Minimum purchase obligations	604.1	1,042.9	477.7	178.2	2,302.9
Other long-term liabilities	.7	.4	.3		1.4

Total	$902.4	$2,410.1	$1,181.1	$1,244.6	$5,738.2

        Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services that are necessary for the operations of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from 1 to 5 years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion or all of the shortfall.

        The above table excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be $0 in some years. For most plans, the expected funding in fiscal 2005 is equal to the minimum that the Company is legally obligated to make, but for other plans the Company expects to fund at higher amounts based on its ability to recover the costs on cost reimbursable contracts. In fiscal 2005, the Company expects to make contributions of approximately $170 million to pension and other post-retirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2005 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to Critical Accounting Estimates section later in this MD&A and to Note 9 to the consolidated financial statements for further discussion.

        In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 14 to the Company's consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. During both fiscal 2003 and 2004, the Company issued $300 million worth of term debt from the shelf registration, leaving $900 million of shelf available for future debt and/or equity issuances.

Dividends and Redemption

        It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

CRITICAL ACCOUNTING ESTIMATES

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements under "Summary of Significant Accounting

Policies." The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the types of estimates made are for contract-specific issues. While changes to estimates or assumptions on a specific contract could result in a material adjustment to the financial statements, the risk is mitigated by the Company's broad portfolio of contracts that would typically have offsetting adjustments.

        The Company has identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition and cost estimation on long-term, fixed-price contracts

        While fixed-price contracts that use percentage-of-completion accounting currently comprise less than 10% of CSC's total revenue, the determination of revenues and costs on such contracts requires significant judgment and estimation. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of the Company's software engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor, and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on the Company's results of operations. Management regularly reviews project profitability and the underlying estimates.

Revenue recognition on software license sales that require significant customization

        If significant customization is required in the delivery of a proprietary software product, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method described above. Thus, cost and profit estimates are required over the life of the project, and changes in such estimates can have a material effect on results.

Capitalization of outsourcing contract costs

        Certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs consist of contract acquisition and transition/set-up costs, and include the cost of due diligence activities after competitive selection, costs associated with installation of systems and processes, and amounts paid to clients in excess of the fair market value of acquired assets (premiums). Finance staff, working with program management, review costs to determine appropriateness for deferral in accordance with relevant accounting guidance.

        Key estimates and assumptions that the Company must make include assessing the fair value of acquired assets in order to calculate the premium and projecting future cash flows in order to assess the recoverability of deferred costs. The Company utilizes the experience and knowledge of its professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of Company personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on the Company's results of operations.

Capitalization of software development costs

        The Company capitalizes certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. The Company considers various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of the Company's ability to utilize the software on an ongoing basis. To assess the realizability or recoverability of capitalized software costs, the Company must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to the Company's results of operations.

Assumptions related to purchase accounting and goodwill

        The Company accounts for its acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to appraise certain assets and liabilities, but even those determinations would be based on significant estimates provided by the Company, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

        As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates, which involve the input of numerous Company professionals from finance, operations and program management. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. Significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing can have a material effect on the consolidated financial statements.

Assumptions to determine retirement benefits costs and liabilities

        The Company offers a number of pension and postretirement healthcare and life insurance benefit plans. CSC utilizes actuarial methods required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for pension and postretirement plans, respectively. The actuarial methods require significant assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. These assumptions include, but are not limited to, the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

        The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return on plan assets utilized for the fiscal 2004 pension plan valuations was 7.9% compared to 8.1% used in fiscal 2003. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $9 million.

        The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of the Company's pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2004 pension plan valuations was 6.1% compared to 6.8% used for fiscal 2003. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $32 million or increased it by approximately $26 million, respectively.

        SFAS No. 87 requires recognition of a minimum pension obligation if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year. At the end of both fiscal 2004 and fiscal 2003, some of the Company's pension plans had ABOs in excess of the fair value of their respective plan assets, thus requiring additional minimum obligation. The excess at the end of fiscal 2004 was lower than at the end of fiscal 2003. This resulted in a decrease to the minimum obligation in fiscal 2004, with an offsetting decrease in intangible assets of $7.2 million and a credit to equity of $37.1 million, net of tax. Based on future plan asset performance and interest rates, additional changes to equity might be required.

Assumptions and estimates used to analyze contingencies and litigation

        The Company is subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. CSC consults with legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, the Company accrues a liability in accordance with SFAS No. 5, "Accounting for Contingencies." Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

        Forward-looking information contained in these statements include, among other things, statements with respect to CSC's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC's control, which could cause actual results to differ materially from the results described in such statements.

        These factors include, without limitation, the following: (i) changes in the Global Commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) changes in U.S. federal government spending levels for information technology and other services; (iii) competitive pressures; (iv) the credit worthiness of the Company's commercial customers; (v) the Company's ability to recover its accounts receivable; (vi) the Company's ability to transition its outsourcing customers to desired solutions and recover its investments in outsourcing contracts; (vii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (viii) the future profitability of the Company's long-term contracts with customers; (ix) the future profitability of the Company's fixed-price contracts; (x) the Company's ability to consummate and integrate acquisitions and form alliances; (xi) the Company's ability to attract and retain qualified personnel; (xii) early termination of client contracts; and (xiii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

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

        Forward-looking statements in this Annual Report speak only as of the date of this Annual Report, and forward-looking statement in documents attached or incorporated by reference speak only as to the date of those documents. CSC does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

        The Company utilizes fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings or cash flows.

Foreign Currency

        During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. If necessary, the Company may also use foreign currency forward contracts or options to hedge exposures arising from these transactions. The Company does not foresee changing its foreign currency exposure management strategy.

        During fiscal 2004, 33.2% of the Company's revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.32% or $490.1 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.32% or $490.1 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company's earnings before interest and taxes by $27.9 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

        At April 2, 2004, the Company had approximately $391.4 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $53.0 million of non-U.S. dollar borrowings.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Financial Statements

        Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

        We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of April 2, 2004 and March 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 2, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of April 2, 2004 and March 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 of the notes to consolidated financial statements, effective March 30, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Los Angeles, California June 7, 2004

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions except per-share amounts	April 2, 2004	March 28, 2003	March 29, 2002
Revenues	$14,767.6	$11,346.5	$11,379.2

Costs of services	12,006.8	9,068.2	9,187.2
Selling, general and administrative	850.3	716.9	741.9
Depreciation and amortization	980.3	810.3	810.8
Interest expense	169.8	142.8	154.8
Interest income	(9.2)	(8.5)	(12.3)
Special items (note 5)	22.7	5.2

Total costs and expenses	14,020.7	10,734.9	10,882.4

Income before taxes	746.9	611.6	496.8
Taxes on income (note 6)	227.5	171.4	152.7

Net income	$519.4	$440.2	$344.1

Earnings per common share:
Basic	$2.77	$2.55	$2.02

Diluted	$2.75	$2.54	$2.01

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	April 2, 2004	March 28, 2003
Current assets:
Cash and cash equivalents	$609.7	$299.6
Receivables, net of allowance for doubtful accounts of $50.5 (2004) and $71.8 (2003) (note 7)	3,616.3	3,320.2
Prepaid expenses and other current assets	641.2	468.3

Total current assets	4,867.2	4,088.1

Investments and other assets:
Software, net of accumulated amortization of $543.3 (2004) and $417.3 (2003) (note 4)	403.2	355.6
Outsourcing contract costs, net of accumulated amortization of $771.8 (2004) and $579.5 (2003) (note 4)	1,131.8	923.5
Goodwill, net of accumulated amortization of $329.0 (2004) and $308.7 (2003) (notes 2 and 3)	2,604.8	2,507.3
Other assets (notes 6 and 9)	618.6	571.1

Total investments and other assets	4,758.4	4,357.5

Property and equipment—at cost (note 8):
Land, buildings and leasehold improvements	876.6	823.3
Computers and related equipment	3,729.1	2,956.2
Furniture and other equipment	424.2	364.0

	5,029.9	4,143.5
Less accumulated depreciation and amortization	2,851.5	2,155.9

Property and equipment, net	2,178.4	1,987.6

	$11,804.0	$10,433.2

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

In millions except shares	April 2, 2004	March 28, 2003
Current liabilities:
Short-term debt and current maturities of long-term debt (note 8)	$60.2	$274.8
Accounts payable	810.4	643.2
Accrued payroll and related costs	668.3	638.8
Other accrued expenses	1,078.4	990.0
Deferred revenue	334.2	222.6
Federal, state and foreign income taxes (note 6)	301.7	217.8

Total current liabilities	3,253.2	2,987.2
Long-term debt, net of current maturities (note 8)	2,306.4	2,204.9
Other long-term liabilities (note 9)	740.7	634.7
Commitments and contingencies (note 10)
Stockholders' equity (notes 11 and 12):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 188,294,022 (2004) and 187,206,632 (2003)	188.3	187.2
Additional paid-in capital	1,539.2	1,502.2
Earnings retained for use in business	3,597.9	3,078.5
Accumulated other comprehensive income (loss)	198.4	(142.5)

	5,523.8	4,625.4
Less common stock in treasury, at cost, 452,257 shares (2004) and 449,249 shares (2003)	(19.2)	(19.0)
Unearned restricted stock	(.9)

Stockholders' equity, net	5,503.7	4,606.4

	$11,804.0	$10,433.2

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	April 2, 2004	March 28, 2003	March 29, 2002
Cash flows from operating activities:
Net income	$519.4	$440.2	$344.1
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	1,038.1	857.5	857.6
Deferred taxes	182.4	145.9	129.9
Special items, net of tax	7.4	3.3
Provision for losses on accounts receivable	6.3	21.4	35.6
Changes in assets and liabilities, net of effects of acquisitions:
Increase in receivables	(177.5)	(136.5)	(186.4)
Increase in prepaid expenses and other current assets	(147.2)	(22.2)	(30.9)
Increase (decrease) in accounts payable and accruals	216.7	(22.9)	81.3
(Decrease) increase in income taxes payable	(52.6)	(46.5)	10.6
Increase (decrease) in deferred revenue	111.6	(74.6)	83.4
Other operating activities, net	(27.1)	(17.4)	(19.8)

Net cash provided by operating activities	1,677.5	1,148.2	1,305.4

Cash flows from investing activities:
Purchases of property and equipment	(725.0)	(638.5)	(671.5)
Outsourcing contracts	(458.7)	(120.2)	(347.7)
Acquisitions, net of cash acquired		(185.2)	(51.7)
Dispositions	44.1	102.4	18.8
Software	(163.4)	(127.5)	(182.8)
Other investing activities, net	24.6	(25.0)	29.2

Net cash used in investing activities	(1,278.4)	(994.0)	(1,205.7)

Cash flows from financing activities:
Net repayment of commercial paper	(401.0)	(8.7)	(974.5)
Borrowings under lines of credit	89.8	262.0	293.1
Repayment of borrowings under lines of credit	(90.2)	(257.3)	(380.0)
Proceeds from term debt issuance	298.3	296.3	995.2
Principal payments on long-term debt	(32.0)	(41.3)	(160.6)
Repayment of debt assumed in acquisitions		(296.4)
Proceeds from stock options and other common stock transactions	35.4	25.6	87.8
Other financing activities, net	15.7	(.4)	5.1

Net cash used in financing activities	(84.0)	(20.2)	(133.9)

Effect of exchange rate changes on cash and cash equivalents	(5.0)	16.5	(1.4)

Net increase (decrease) in cash and cash equivalents	310.1	150.5	(35.6)
Cash and cash equivalents at beginning of year	299.6	149.1	184.7

Cash and cash equivalents at end of year	$609.7	$299.6	$149.1

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
				Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)
In millions except shares in thousands			Additional Paid-In Capital			Common Stock in Treasury	Unearned Restricted Stock
	Shares	Amount						Total
Balance at March 30, 2001	169,127.4	$169.1	$965.2	$2,294.2	$(195.8)	$(17.5)		$3,215.2

Comprehensive income:
Net income				344.1				344.1
Currency translation adjustment					(22.4)			(22.4)
Unfunded pension obligation					(1.5)			(1.5)
Unrealized gain on available for sale securities					4.3			4.3

Comprehensive income								324.5

Stock-based compensation	1,066.9	1.1	30.8			(1.0)		30.9
Defined contribution plan transactions	1,377.3	1.4	51.6					53.0

Balance at March 29, 2002	171,571.6	171.6	1,047.6	2,638.3	(215.4)	(18.5)		3,623.6

Comprehensive income:
Net income				440.2				440.2
Currency translation adjustment					165.0			165.0
Unfunded pension obligation					(90.3)			(90.3)
Unrealized loss on available for sale securities					(1.8)			(1.8)

Comprehensive income								513.1

Stock-based compensation	439.0	.4	15.5			(.5)		15.4
Defined contribution plan transactions	205.0	.2	8.9					9.1
Common stock issuance	14,991.0	15.0	430.2					445.2

Balance at March 28, 2003	187,206.6	187.2	1,502.2	3,078.5	(142.5)	(19.0)		4,606.4

Comprehensive income:
Net income				519.4				519.4
Currency translation adjustment					304.7			304.7
Unfunded pension obligation					37.1			37.1
Unrealized loss on available for sale securities					(.9)			(.9)

Comprehensive income								860.3

Stock-based compensation	1,087.4	1.1	37.0			(.2)	$(.9)	37.0

Balance at April 2, 2004	188,294.0	$188.3	$1,539.2	$3,597.9	$198.4	$(19.2)	$(.9)	$5,503.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as "CSC" or "the Company." Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 - 50 percent ownership, are accounted for by the equity method. Other investments are accounted for by the cost method. All material intercompany transactions and balances have been eliminated.

Reclassification

        Prior period amounts have been adjusted to conform to current year presentation.

        During the third quarter of fiscal 2003, the Securities and Exchange Commission Staff indicated the guidance in Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" should be applied broadly to all forms of consideration provided by a vendor to its customer, and all arrangements in which an entity pays cash or other forms of consideration to its customers. Accordingly, such consideration is now accounted for as a reduction of revenue. The Company acquires information technology assets from outsourcing clients at negotiated prices and subsequently records the assets at their fair values. Any excess paid over the fair value amounts (the premium) is included in outsourcing contract costs and amortized over the contract life. In accordance with EITF Issue No. 01-09, amortization of premiums was reclassified from costs and expenses to a reduction of revenue beginning in the third quarter of fiscal 2003. These amounts reduced revenues and total costs and expenses by less than 1%, with no impact on income.

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

Revenue Recognition

        The Company's primary service offerings are information technology (I/T) outsourcing and I/T and professional services.

        The Company provides its services under time and materials, cost-reimbursable, unit-price and fixed price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Except as described below for certain fixed price contracts, revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

        For time and materials contracts, revenue is recorded at agreed-upon billing rates at the time services are provided.

        For cost-reimbursable contracts, revenue is recorded at the time such fees are probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience.

        Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price.

        Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. Federal government. Currently, less than ten percent of the Company's revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.

        Revenue from sales of proprietary software are recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is required, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred.

        Client contracts may include the provision of more than one of CSC's services. CSC adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," for all arrangements entered into after July 4, 2003. Accordingly, for applicable arrangements revenue recognition will include the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration to the guidance provided by other authoritative literature.

Depreciation and Amortization

        The Company's depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 10 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Software	2 to 10 years
Credit information files	10 to 20 years
Outsourcing contract costs	Contract life, excluding option years

        For financial reporting purposes, the cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Outsourcing contract costs and credit information files are amortized on a straight-line basis.

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

        Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product's net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When indications exist of a possible impairment in internal-use software, the Company assesses recoverability by reviewing undiscounted estimated cash flows associated with the software product or its related asset group and compares them to the unamortized balance.

Outsourcing Contract Costs

        Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities. Such capitalized costs can be separated into two principal categories: contract acquisition costs and transition/set-up costs. The primary types of costs that may be capitalized include labor and related fringe, subcontractor costs, travel costs, and asset premiums.

        The first principal category, contract acquisition costs, consists mainly of due diligence activities after competitive selection and premiums paid. Premiums are amounts paid to clients in excess of the fair market value of acquired assets. Fixed assets acquired in connection with outsourcing transactions are capitalized and depreciated consistent with fixed asset policies described above. Amounts paid to clients in excess of the fair market value of acquired property and equipment (premiums) are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of such outsourcing contract cost premiums is accounted for as a reduction in revenue, as described above.

        The second principal category of capitalized outsourcing costs is transition/set-up costs. Such costs are primarily associated with installation of systems and processes.

        In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract's fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the bid model that was developed as part of the original proposal process and subsequent annual budgets.

        Terminations of outsourcing contracts, including transfers either back to the client or to another I/T provider, prior to the end of their committed contract terms are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the client, pursuant to certain contractual provisions, engage in discussions to determine the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

Purchase Accounting and Goodwill

        The Company accounts for its acquisitions using the purchase method of accounting. Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually for each reporting unit. See Notes 2 and 3 for further discussion.

Cash Flows

        For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company's exposure to concentrations of credit risk. With respect to financial instruments, the Company's carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At April 2, 2004 and March 28, 2003, the Company has no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

        Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of premiums which is reported as a reduction of revenue in the consolidated statements of income.

        Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2004	2003	2002
Interest	$159.7	$140.4	$135.3
Taxes on income	38.8	46.6	18.7

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

Foreign Currency

        The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive (loss) income (OCI). As of April 2, 2004, the balance of currency translation adjustment included in OCI was a deferred gain of $258.0, compared to a deferred loss of $46.7 as of March 28, 2003.

Earnings per Share

        Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

        Basic and diluted earnings per share are calculated as follows:

	Fiscal Year
	2004	2003	2002
Net income for basic and diluted EPS	$519.4	$440.2	$344.1

Common share information (in millions)
Average common shares outstanding for basic EPS	187.3	172.3	170.1
Dilutive effect of stock options	1.4	.8	1.2

Shares for diluted EPS	188.7	173.1	171.3

Basic EPS	$2.77	$2.55	$2.02
Diluted EPS	2.75	2.54	2.01

        The computation of diluted EPS did not include stock options, which were antidilutive, as their exercise price was greater than the average market price of the Company's common stock during the year. The number of such options was 8,792,674; 8,948,572; and 5,982,376 for the years ended April 2, 2004, March 28, 2003 and March 29, 2002, respectively.

Stock-Based Compensation

        At April 2, 2004, the Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Fiscal Year
	2004	2003	2002
Net income, as reported	$519.4	$440.2	$344.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.9	5.1	3.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(39.9)	(53.2)	(20.8)

Pro forma net income	$484.4	$392.1	$327.1

Earnings per share:
Basic—as reported	$2.77	$2.55	$2.02
Basic—pro forma(1)	2.59	2.28	1.92
Diluted—as reported	2.75	2.54	2.01
Diluted—pro forma(1)	2.57	2.26	1.91

    (1)    Pursuant to the Exchange Offer, as discussed in Note 11, 2,352,820 shares were canceled during fiscal 2002, resulting in a favorable expense adjustment to the pro forma net income for that year. The new options issued on May 30, 2002, in exchange for the canceled options, have the same vesting schedule and vesting start date as the options canceled in exchange therefor and resulted in an increase in the SFAS No. 123 expense for fiscal 2003. This cancellation and issuance of the new options in accordance with the Exchange Offer contributed to the unusually low impact in fiscal 2002 pro forma earnings per share and the comparatively high impact in fiscal 2003 pro forma earnings per share.

        The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The weighted average fair values of stock awards granted during fiscal 2004, fiscal 2003 and fiscal 2002 were $14.60, $17.59 and $14.54, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2004	2003	2002
Risk-free interest rate	2.32%	3.70%	4.72%
Expected volatility	48%	50%	47%
Expected lives	6.55 years	6.41 years	6.33 years

Recent Accounting Pronouncements

        In November 2002 and May 2003, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance was effective for revenue arrangements entered into after July 4, 2003. The Company adopted this statement prospectively. Adoption of this statement did not have a significant effect on the Company's consolidated financial condition, or results of operations.

        In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, "Accounting for Leases" and is effective for arrangements entered into or modified after June 30, 2003. The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset, and could require lease accounting for certain contracts, for which it is not economically feasible or practical to deliver service using alternative assets. CSC anticipates that in situations where lease accounting is required, the leases would be classified as operating leases, and therefore would not have a significant effect on the Company's consolidated financial statements. However, this conclusion will be dependent upon the facts and circumstances of each individual contract, including certain contracts that for security or proprietary reasons inhibit movement or equipment, in which case capital lease classification may be required. Adoption of this statement did not have a significant effect on the Company's consolidated financial condition, or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." The revised SFAS No. 132 retains all of the disclosure requirements of SFAS No. 132; however it also requires additional annual disclosures describing types of plan assets, investment strategy, measurement date(s), expected employer contributions, plan obligations and expected benefit payments of defined benefit pension plans and other defined benefit postretirement plans. In accordance with SFAS 132 (revised 2003), Note 9 "Pension and Other Benefits Plans" has been expanded to include the new disclosures.

        In December 2003, the FASB issued Interpretation No. 46, revised December 2003, (FIN 46-R) "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to the interim period ending after March 15, 2004. Adoption of this interpretation did not have a significant effect on the Company's consolidated financial condition or results of operations.

        In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company is currently evaluating its effects on the Company's consolidated financial statements. The statement becomes effective for the Company during the second quarter of fiscal 2005.

Note 2—Acquisitions

        During March 2003, CSC completed the acquisition of all of the outstanding equity securities of DynCorp for a purchase price of $617.1, including $161.3 in cash, common stock valued at $445.2 (14,990,769 shares at $29.70 per share) and transaction fees. The value of the 15 million shares was determined based on the average market price of CSC common stock two days before the measurement and acquisition date of March 7, 2003. In addition, CSC assumed $296.4 of outstanding DynCorp debt. DynCorp is primarily a provider of systems, services, outsourcing, and electronic business solutions to the U.S. Government.

        The acquisition was accounted for under the purchase method, and accordingly, DynCorp's results of operations have been included with the Company's from the date of acquisition, March 7, 2003. The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. In addition, the Company obtained an independent appraisal of the fair values for certain intangible assets. Initial goodwill was $721.7 and other identified intangible assets including customer contracts and related customer relationships acquired from DynCorp were valued at $185.0. During the second quarter ended October 3, 2003, the Company finalized the fair value of the other identified intangibles principally due to the completion of third party appraisals and adjusted the purchase price allocation. These non-cash adjustments resulted in the intangible assets decreasing by $25.7, with offsetting increases to goodwill and deferred tax assets of $15.7 and $10.0, respectively. During the fourth quarter ended April 2, 2004, the Company finalized the purchase price allocation. Various other adjustments were recorded during the year to assets acquired and liabilities assumed as information was received, resulting in a net increase to goodwill of $.8, excluding the above stated adjustments. The various adjustments included reductions to acquisition integration liabilities of $5.0, which are discussed below.

        A summary of the assets acquired and liabilities assumed in the DynCorp acquisition is as follows:

Estimated Fair Values
Accounts receivable	$449.3
Intangible assets	161.0
Other assets	128.2
Accounts payable and accrued expenses	(453.3)
Other long-term liabilities	(102.3)
Long-term debt	(304.0)
Goodwill	738.2

Purchase price	617.1
Less cash received	1.0

Purchase price, net of cash received	$616.1

        The $159.3 of intangible assets for customer contracts and related customer relationships has a weighted-average useful life of approximately 10 years and is amortized based on the estimated timing of related cash flows.

        The goodwill recognized of $738.2 was assigned to the U.S. Federal sector, none of which is currently expected to be deductible for tax purposes.

        As a result of the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 63 DynCorp employees, revised from our original estimate of 75. As of April 2, 2004, 61 of the 63 employees had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table. The liabilities have been adjusted from those included in the preliminary purchase price allocation based upon the receipt of information and more analysis conducted by the Company. Adjustments reduced the liability balances for severance, facility consolidations and other by $.3, $4.4 and $.3, respectively. Adjustments to the liabilities were offset by changes to goodwill.

	Acquisition Integration Liabilities	Paid as of April 2, 2004	Balance Remaining at April 2, 2004
Severance payments	$7.1	$6.4	$.7
Facility consolidations	66.6	16.4	50.2
Other	6.1	1.3	4.8

	$79.8	$24.1	$55.7

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

        During fiscal 2003, the Company adjusted the purchase price allocation as CSC anticipates utilizing a loss carryforward and a deductible basis difference in its future foreign tax filings. The Company also adjusted the purchase price allocation during fiscal 2004 as CSC anticipates using a loss carryforward in its current and future domestic tax filings. In accordance with generally accepted accounting principles, loss carryforward adjustments and deductible basis differences are not reflected in the determination of net income subsequent to the allocation period. Accordingly, during fiscal 2004 goodwill decreased and deferred taxes increased by $33.6 and during fiscal 2003 goodwill decreased and deferred taxes increased by $4.4.

        As a result of the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 518 Mynd employees of which 306 were U.S. employees and 212 were international employees; as of April 2, 2004, all of the affected employees have been terminated. The remaining severance payment balance at April 2, 2004 represents scheduled payments to be made through 2006. The components of the acquisition integration liabilities included in the purchase price allocation for Mynd are as follows:

	Acquisition Integration Liabilities	Paid as of April 2, 2004	Balance Remaining at April 2, 2004
Severance payments	$77.6	$64.9	$12.7
Facility and data center consolidations	93.4	67.9	25.5
Other	29.2	28.6	.6

	$200.2	$161.4	$38.8

Note 3—Goodwill

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

        The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each of the Company's reporting units with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ended October 3, 2003, the Company completed its annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

        A summary of net income and earnings per share for the fiscal year ended March 29, 2002 as adjusted to remove the amortization of goodwill and acquired employee workforce is as follows:

2002
Net income—as reported	$344.1
Goodwill amortization, net of taxes	72.0
Employee workforce amortization	2.4

Net income—as adjusted	$418.5

Basic earnings per share:
As reported	$2.02
Goodwill amortization, net of taxes	.42
Employee workforce amortization	.01

As adjusted	$2.45

Diluted earnings per share:
As reported	$2.01
Goodwill amortization, net of taxes	.42
Employee workforce amortization	.01

As adjusted	$2.44

        A summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 28, 2003 and April 2, 2004 is as follows:

	Global Commercial Sector	U.S. Federal Sector	Total
Balance as of March 29, 2002	$1,580.5	$60.5	$1,641.0
Additions	23.6	721.7	745.3
Reclassification	9.5		9.5
Foreign currency translation	111.5		111.5

Balance as of March 28, 2003	$1,725.1	$782.2	$2,507.3
Additions	1.6	16.5	18.1
Reclassification	(33.6)		(33.6)
Foreign currency translation	113.0		113.0

Balance as of April 2, 2004	$1,806.1	$798.7	$2,604.8

        Additions to goodwill during fiscal 2004 related to acquisitions in Europe and Asia and the goodwill recognized in connection with the DynCorp acquisition. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." During fiscal 2004, the Company adjusted goodwill by $33.6 in anticipation of utilizing acquired loss carryforwards previously fully offset by a valuation allowance in domestic tax filings.

Note 4—Other Intangible Assets

        A summary of amortizable intangible assets as of April 2, 2004 and March 28, 2003 is as follows:

	April 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net
Software	$946.5	$543.3	$403.2
Outsourcing contract costs	1,903.6	771.8	1,131.8
Customer and other intangible assets	226.5	76.0	150.5

Total intangible assets	$3,076.6	$1,391.1	$1,685.5

	March 28, 2003
	Gross Carrying Value	Accumulated Amortization	Net
Software	$772.9	$417.3	$355.6
Outsourcing contract costs	1,503.0	579.5	923.5
Customer and other intangible assets	252.1	53.9	198.2

Total intangible assets	$2,528.0	$1,050.7	$1,477.3

        Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $352.9, $297.1, and $248.6 for the years ended April 2, 2004, March 28, 2003 and March 29, 2002 respectively. Estimated amortization related to intangible assets at April 2, 2004 for each of the subsequent five years, fiscal 2005 through fiscal 2009, is as follows: $347, $301, $263, $202 and $167 respectively.

        Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	April 2, 2004	March 28, 2003
Commercial software products	$193.8	$188.0
Internal-use software	60.1	73.8
Purchased software	149.3	93.8

Total	$403.2	$355.6

        Amortization of capitalized software development costs and purchased software included in depreciation and amortization of $980.3, $810.3 and $810.8 for fiscal 2004, fiscal 2003, and fiscal 2002, respectively, consisted of the following:

	Fiscal Year Ended
	April 2, 2004	March 28, 2003	March 29, 2002
Commercial software products	$59.6	$60.7	$57.9
Internal-use software	21.3	32.8	15.8
Purchased software	58.7	38.9	29.8

Total	$139.6	$132.4	$103.5

Note 5—Special Items

        During fiscal 2004, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition of March 2003. As a result, special items of $22.7 ($14.6 after tax) or 8 cents per share (diluted) were recorded during fiscal 2004. The charges include equipment and related disposal costs that cannot accommodate the larger, integrated U.S. Federal sector business, and their use has been discontinued. In addition, the Company determined that certain CSC facilities were no longer needed as a result of the acquisition, and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $27.9 ($17.9 after tax) or 10 cents per share of special charges related to exit and disposal activities arising from the acquisition.

        During fiscal 2003, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition in March 2003. As a result, during the fourth quarter ended March 28, 2003, special items of $5.2 ($3.3 after tax) or 2 cents per share (diluted) were recorded. The special items related to the write-off of software associated with prior CSC operations now redundant to similar assets acquired with DynCorp. In addition, certain equipment was identified that could no longer accommodate the larger, integrated U.S. Federal sector business.

Note 6—Income Taxes

        The sources of income before taxes, classified as between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2004	2003	2002
Domestic entities	$568.8	$409.3	$325.0
Entities outside the United States	178.1	202.3	171.8

	$746.9	$611.6	$496.8

        The provisions for taxes on income classified as between current and deferred and as between taxing jurisdictions, consist of the following:

	Fiscal Year
	2004	2003	2002
Current portion:
Federal	$(6.0)	$(11.9)	$(2.0)
State	11.0	2.0	1.8
Foreign	40.1	35.4	23.0

	45.1	25.5	22.8

Deferred portion:
Federal	174.3	124.5	88.9
State	(5.1)	9.3	7.7
Foreign	13.2	12.1	33.3

	182.4	145.9	129.9

Total provision for taxes	$227.5	$171.4	$152.7

        The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	Fiscal Year
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.0	1.1	1.2
Goodwill and other intangibles amortization	(3.4)	(2.9)	(.1)
Utilization of tax credits/losses	(1.3)	(1.5)	(2.8)
Foreign rate differential	1.2	(.8)	.8
Depreciable asset basis adjustment	(2.7)	(3.6)	(4.9)
Other	.7	.7	1.5

Effective tax rate	30.5%	28.0%	30.7%

        The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	April 2, 2004	March 28, 2003
Deferred tax assets (liabilities)
Currency exchange	$3.3	$10.7
Deferred income	3.4	15.8
Other assets	8.7	(14.5)
Other liabilities	37.0	77.3
Employee benefits	97.4	113.5
Investment basis difference	72.6	113.2
Tax loss/credit carryforwards	277.1	247.1
Depreciation and amortization	(425.9)	(523.0)
Contract accounting	(315.6)	(279.2)
Prepayments	(40.6)	4.6

Total deferred taxes	$(282.6)	$(234.5)

        Of the deferred amounts above, $272.6 and $222.2 are included in the current income tax liability accounts at April 2, 2004 and March 28, 2003, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

        During fiscal 2001 the Company made a net investment of $25.0 in an unconsolidated limited partnership. The difference between the investment's book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset at April 2, 2004 of $104.0 represents the expected reduction of the Company's foreign income taxes payable or increases to loss carryforwards over the next five years. The debt of the partnership is more than fully collateralized by its assets and is non-recourse to the Company. As of April 2, 2004, the net investment was $30.5 as the result of the original investment and accumulated earnings.

        At April 2, 2004, the Company has available unused domestic net operating loss (NOL) carryforwards of approximately $566.8 that will expire in years 2021 through 2025. It is anticipated that a $90.7 acquired NOL that was previously fully offset by a valuation allowance will be utilized to offset taxable income for fiscal 2004 and future years. Accordingly, the valuation allowance for the NOL has been eliminated. In accordance with generally accepted accounting principles, loss carryforward adjustments related to acquisitions are not to be reflected in the determination of net income subsequent to the purchase price allocation period. Therefore, the planned utilization of the NOL resulted in a $33.6 increase to deferred taxes and reduction to goodwill (see Notes 2 and 3). The Company also has general business tax credit carryforwards of approximately $39.6, which will expire in years 2007 through 2024, and an alternative minimum tax credit carryforward of $16.6, which can be carried forward indefinitely. Additionally, the Company has tax loss carryforwards in certain foreign taxing jurisdictions that expire over various future periods.

        The cumulative undistributed earnings of the Company's non-U.S. subsidiaries were approximately $537.9 as of April 2, 2004. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

        During fiscal 2004, the Internal Revenue Service (IRS) commenced an examination of the Company's federal income tax returns for fiscal years 1995 through 1999. Although the outcome of tax audits is always uncertain, in the opinion of management, the resolution of this audit is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        The IRS has substantially completed its examination of the Company's federal income tax returns for the fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 7—Receivables

        Receivables consist of the following:

	April 2, 2004	March 28, 2003
Billed trade accounts	$2,246.1	$1,932.5
Unbilled recoverable amounts under contracts in progress	1,198.4	1,273.3
Other receivables	171.8	114.4

	$3,616.3	$3,320.2

        Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, or upon acceptance by the customer. Billed trade accounts receivable as of April 2, 2004 includes $2.2 of balances for long-term contracts that are unpaid by customers under retainage provisions.

        Unbilled recoverable amounts under contracts in progress for long-term contracts as of April 2, 2004 were $478.0, including $85.0 which is expected to be collected during fiscal 2005 and $393.0 which is expected to be collected within fiscal 2006 and thereafter. Unbilled recoverable amounts under contracts in progress for long-term contracts are billable primarily upon achievement of project milestones.

Note 8—Debt

Short-term

        At April 2, 2004, the Company had no commercial paper outstanding. The weighted average interest rate on the Company's commercial paper was 1.1% and 1.7% for the years ended April 2, 2004 and March 28, 2003, respectively.

        The Company's commercial paper program is backed by a $354.0 364-day facility which expires on August 13, 2004 and a $321.0 multi-year facility which expires on August 18, 2005. The Company's classification of any outstanding commercial paper is determined by the expiration dates of these credit facilities. The Company intends to renew the short-term credit facility prior to expiration.

        As of April 2, 2004, the Company had $53.0 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, for which CSC has provided parent guarantees. These short-term lines of credit carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 1.9% at April 2, 2004 and 1.8% at March 28, 2003.

Long-term

	April 2, 2004	March 28, 2003
Commercial paper		$201.0
7.50% term notes, due August 2005	$500.0	500.0
6.75% term notes, due June 2006	499.3	498.9
6.25% term notes, due March 2009	200.0	200.0
7.375% term notes, due June 2011	497.3	496.9
5.00% term notes, due February 2013	296.6	296.3
3.50% term notes, due April 2008	297.5
Capitalized lease liabilities	21.5	32.3
Notes payable	1.4	4.4

Total long-term debt	2,313.6	2,229.8
Less current maturities	7.2	24.9

	$2,306.4	$2,204.9

        Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and related equipment. Included in property and equipment are related assets of $40.7 (2004) and $34.5 (2003), less accumulated amortization of $21.6 and $3.4, respectively.

        Certain of the Company's borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, approximately $3,137.1 of retained earnings was available for cash dividends at April 2, 2004.

        The carrying value of the Company's long-term debt was $2,313.6 and $2,229.8 at April 2, 2004 and March 28, 2003, as shown above. The corresponding fair value was approximately $2,468.0 and $2,445.8 using the interest rates available to the Company for debt of the same remaining maturities.

        Maturities of long-term debt, capital lease payments, and other long-term obligations by fiscal year are $7.2 (2005), $506.8 (2006), $504.3 (2007), $1.9 (2008), $498.2 (2009) and $795.2 thereafter.

        In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in substantial compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units.

        The following table summarizes the expiration of the Company's financial guarantees outstanding as of April 2, 2004:

	Fiscal 2005	Fiscal 2006	Fiscal 2007 & thereafter	Total
Performance guarantees:
Surety bonds	$55.2	$.5		$55.7
Letters of credit	67.1		$7.0	74.1
Other surety bonds	17.8			17.8
Standby letters of credit	45.3			45.3
Foreign subsidiary debt guarantees	485.5	4.0		489.5

Total	$670.9	$4.5	$7.0	$682.4

Note 9—Pension and Other Benefit Plans

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

        CSC utilizes actuarial methods required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for pension and other postretirement benefit plans, respectively. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Rates are set specific to each plan. The following tables present weighted-average rates for U.S. and non-U.S. plans. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

        CSC uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans.

        A discussion of pension and other benefit plans is presented in the following sections: Plan Obligations, Plan Assets, Funding Status, Plan Costs and Other Benefit Plans.

Plan Obligations

        The following table provides a reconciliation of the changes in the plans' projected benefit obligations for the fiscal years ended April 2, 2004 and March 28, 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Pensions
Projected benefit obligation at beginning of year	$1,295.0	$1,020.9	$847.8	$625.8
Service cost	85.8	76.3	55.7	43.6
Interest cost	83.6	73.1	55.2	39.1
Plan participants' contributions	35.3	37.2	17.4	8.2
Amendments	.2	6.4		3.4
Business combinations	.2	62.3	146.2
Settlement/curtailment	(52.7)
Actuarial loss	90.5	68.5	162.9	87.3
Benefits paid	(51.2)	(49.7)	(44.4)	(29.7)
Foreign currency exchange rate changes			149.4	70.1

Projected benefit obligation at end of year	$1,486.7	$1,295.0	$1,390.2	$847.8

        The accumulated benefit obligation at the end of 2004 and 2003 was $2,448.2 and $1,770.1, respectively.

        The following table provides a reconciliation of the changes in the plans' benefit obligations for the fiscal years ended April 2, 2004 and March 28, 2003.

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Other Postretirement Benefits
Benefit obligation at beginning of year	$109.1	$71.0	$3.7	$3.3
Service cost	1.3	1.2	.2	.2
Interest cost	7.1	5.2	.3	.2
Plan participants' contributions	1.2	1.3
Business combinations		31.1
Actuarial loss (gain)	13.2	3.6	.4	(.1)
Benefits paid	(6.0)	(4.3)
Foreign currency exchange rate changes			.7	.1

Benefit obligation at end of year	$125.9	$109.1	$5.3	$3.7

        The weighted-averages of the assumptions used to determine benefit obligations, end of year, are as follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Pensions
Discount rate	6.3%	6.7%	5.6%	5.6%
Rates of increase in compensation levels	4.7	5.1	3.6	3.4
Other Postretirement Benefits
Discount rate	6.3%	6.6%	6.4%	6.9%

        The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the primary U.S. postretirement benefit plans was 8.7% for fiscal 2004, declining to 5.0% for 2011 and subsequent years. For the non-U.S. postretirement benefit plans it was 8.1% for fiscal 2004, declining to 4.9% for 2013 and subsequent years. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 2, 2004	$14.5	$(10.9)

Plan Assets

        The following tables provide a reconciliation of the changes in the plans' assets for the fiscal years ended April 2, 2004 and March 28, 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Pensions
Fair value of plan assets at beginning of year	$930.6	$875.3	$599.4	$493.8
Actual return on plan assets	212.4	(76.9)	117.7	18.5
Employer contributions	98.4	109.3	125.9	55.4
Plan participants' contributions	35.3	37.1	17.4	8.3
Asset transfers	(41.3)		59.5	2.6
Benefits paid	(51.2)	(49.7)	(44.4)	(29.7)
Business/contract acquisitions		35.5	104.3
Foreign currency exchange rate changes			115.4	50.5

Fair value of plan assets at end of year	$1,184.2	$930.6	$1,095.2	$599.4

	U.S. Plans
	2004	2003
Other Postretirement Benefits
Fair value of plan assets at beginning of year	$47.7	$39.5
Actual return on plan assets	9.5	(2.8)
Employer contributions	8.3	12.3
Plan participants' contributions	1.2	1.3
Asset transfers		1.7
Benefits paid	(6.0)	(4.3)

Fair value of plan assets at end of year	$60.7	$47.7

        At April 2, 2004 and March 28, 2003, the Company had no other postretirement benefit plan assets outside the U.S. Benefits paid in the above table include those amounts paid directly from plan assets and those amounts paid by the employer.

        The asset allocation for pension plans at December 31, 2003 and 2002 is as follows:

	U.S. Plans		Non-U.S. Plans
	Percentage of Plan Assets at Year End		Percentage of Plan Assets at Year End
Asset Category
	2003	2002	2003	2002
Equity securities	69%	61%	60%	62%
Debt securities	30	38	21	22
Participant directed			8	10
Other	1	1	11	6

Total	100%	100%	100%	100%

        The Company's investment strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans' obligations. For each of the largest plans, an allocation range by asset class is developed. The allocation has a significant weighting for equity investments in part due to the relatively long duration of the plans' obligations. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. The Company's allocation range for its largest plans is 60-76% equities, 23-31% debt securities and 0-10% cash and other investments. The Company has typically used cash flow from employer and employee contributions to keep allocations within the range. The Company also has investments in insurance contracts to pay plan benefits in certain countries. The allocation above does not include certain amounts that are included in the fair value of assets such as cash awaiting investment or asset transfer receivable amounts from other plans.

        The asset allocation for U.S. other postretirement benefit plans at December 31, 2003 and 2002, is as follows:

	Percentage of Plan Assets at Year End
Asset Category
	2002	2003
Equity securities	69%	64%
Debt securities	31	35
Other		1

Total	100%	100%

        The Company's investment strategy for its funded postretirement benefits is similar to the strategy for its pension assets. The Company's target allocation for these assets is in the range of 60-76% equities, 23-31% debt securities and 0-10% cash and other investments.

Funding Status

        The funded status of the plans, reconciled to the amount reported on the Company's consolidated balance sheets, follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Pensions
Funded status	$(302.5)	$(364.4)	$(295.0)	$(248.4)
Unrecognized actuarial loss	213.9	269.5	250.5	218.5
Unrecognized transition obligation			8.8	3.4
Unrecognized prior service cost	29.8	35.3	6.4	6.4
Contribution adjustment	2.1	3.2	2.7	.1

Net amount recognized	$(56.7)	$(56.4)	$(26.6)	$(20.0)

Other Postretirement Benefits
Funded status	$(65.2)	$(61.4)	$(5.3)	$(3.7)
Unrecognized actuarial loss	24.0	18.4	1.0	.4
Unrecognized transition obligation	13.9	15.6
Unrecognized prior service cost	4.2	4.8	.5	.5

Net amount recognized	$(23.1)	$(22.6)	$(3.8)	$(2.8)

        The following table provides the amounts recorded in the Company's consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Pensions
Prepaid benefit cost	$.9	$1.0	$45.5	$10.4
Accrued benefit liability	(175.7)	(226.8)	(73.8)	(44.7)
Intangible asset	28.8	33.7	1.7	4.2
Accumulated other comprehensive income	89.3	135.7		10.1

Net amount recorded	$(56.7)	$(56.4)	$(26.6)	$(20.0)

Other Postretirement Benefits
Prepaid benefit cost	$8.3	$6.8
Accrued benefit liability	(31.4)	(29.4)	$(3.8)	$(2.8)

Net amount recorded	$(23.1)	$(22.6)	$(3.8)	$(2.8)

        At the end of both fiscal 2004 and fiscal 2003, several of the Company's pension plans had accumulated benefit obligations in excess of the fair value of their respective plan assets, thus requiring recognition of a minimum obligation under SFAS No. 87. The excess at the end of fiscal 2004 was lower than that at the end of fiscal 2003 due to improved global capital market performance and additional plan funding. As a result, the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to decrease the accrued benefit liability by $63.7 in fiscal 2004, decrease intangible assets by $7.2 and record a credit to accumulated other comprehensive income of $56.5 ($37.1 net of taxes).

        At the end of fiscal 2003, the accumulated benefit obligation of a number of the Company's pension plans exceeded the fair value of their respective plan assets due to (1) an increase in the accumulated benefit obligation that resulted from a decrease in the discount rate used to estimate the pension liability and (2) a decline in the fair value of the plan assets due to poor performance in the global capital market. As a result, the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to increase the accrued benefit liability by $162.8, increase intangible assets by $24.5 and record a charge to accumulated other comprehensive income of $138.3 ($90.3 net of taxes).

        As of April 2, 2004 and March 28, 2003, the balance of minimum liability adjustments included in OCI was $60.0 (net of related taxes of $29.3) and $97.1 (net of related taxes of $48.7), respectively.

        The following table lists selected information for the pension plans as of April 2, 2004 and March 28, 2003:

					Plans With Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets (U.S. and Non-U.S.)
	U.S. Plans		Non-U.S. Plans
End of Year
	2004	2003	2004	2003	2004	2003
Projected benefit obligation	$1,486.7	$1,295.0	$1,390.2	$847.8	$1,597.1	$1,959.4
Accumulated benefit obligation	1,347.5	1,147.2	1,100.7	622.9	1,452.8	1,616.1
Fair value of plan assets	1,184.2	930.6	1,095.2	599.4	1,226.7	1,366.1

        Information about the expected cash flows for pension and other postretirement benefit plans follows:

	Pension Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Expected Employer Contributions
2005	$115	$40	$15
Expected Benefit Payments
2005	$45	$30	$5
2006	50	25	5
2007	55	30	10
2008	60	30	10
2009	65	35	10
2010-2014	435	230	45

        No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Plan Costs

        Net periodic cost for U.S. and non-U.S. pension and other postretirement benefit plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Pensions
Service cost	$85.8	$76.3	$65.9	$55.7	$43.6	$36.6
Interest cost	83.6	73.1	63.8	55.2	39.1	30.5
Expected return on assets	(87.0)	(82.5)	(79.1)	(51.4)	(38.9)	(32.9)
Amortization of transition obligation				.7
Amortization of prior service costs	4.9	4.7	2.2	.9	1.1	1.2
Amortization of unrecognized net loss	.1	.9	.4	11.6	3.5	.4
Recognized actuarial loss	6.3			.1
Settlement/curtailment	2.4

Net periodic pension cost	$96.1	$72.5	$53.2	$72.8	$48.4	$35.8

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Other Postretirement Benefits
Service cost	$1.3	$1.2	$.9	$.2	$.2	$.2
Interest cost	7.1	5.2	4.4	.3	.2	.2
Expected return on assets	(3.9)	(3.4)	(3.5)
Amortization of transition obligation	1.6	1.6	1.6
Amortization of prior service costs	.6	.4	.6	.1	.1	.3
Recognized actuarial loss (gain)	1.1	.4	(.1)		(.2)

Net provision for postretirement benefits	$7.8	$5.4	$3.9	$.6	$.3	$.7

        The weighted-averages of the assumptions used to determine net periodic cost were:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Pensions
Discount or settlement rates	6.7%	7.3%	7.5%	5.5%	5.9%	6.2%
Expected long-term rates of return on assets	8.5	9.0	9.5	7.2	7.2	7.2
Rates of increase in compensation levels	5.1	5.4	5.6	3.4	4.1	4.2
Other Postretirement Benefits
Discount or settlement rates	6.6%	7.3%	7.5%	6.9%	6.9%	7.3%
Expected long-term rates of return on assets(1)	8.7	9.0	9.5

    (1)    The Company had no other postretirement benefit plan assets outside the U.S.

        The expected long-term rate of return on plan assets assumption is selected by taking into account the long-term rate of return expectations by asset class for each major asset class component. These are weighted by allocations at the midpoint of the range to develop a single expected rate of return on plan assets. Expected long-term rates of return are developed based on long-term historical averages as well as current expectations of future returns. Additional consideration for return expectations is given to the extent active management is employed in that asset class.

        The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual returns on those plan assets in any given year. Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized. Differences between expected and actual returns are recognized in the calculation of net periodic pension cost over time. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is subject to change each year. Other assumptions, such as rate of compensation increase, turnover and life expectancy, also impact pension and other postretirement benefit calculations.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage change in the assumed health care cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on net periodic postretirement benefit cost for fiscal 2004	$1.2	$(1.0)

Other Benefit Plans

        The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 2, 2004, plan assets included 16,459,436 shares of the Company's common stock. During fiscal 2004, fiscal 2003 and fiscal 2002, the Company contributed $115.5, $81.8 and $73.4, respectively.

        Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of nonemployee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and nonemployee directors are eligible to defer up to 100% of their compensation. For each plan year through March 28, 2003, the amount deferred under the Plan is credited with earnings equal to 120% of the 120-month rolling average interest payable on 10-year United States Treasury Notes as of December 31 of the preceding plan year, compounded annually. Beginning on March 29, 2003, for each plan year earnings shall be credited to each participant's account at a rate equal to the 120-month rolling average yield to maturity of the Merrill Lynch U.S. Corporates, A Rated, 15+ Years Index as of December 31 of the preceding plan year, compounded annually. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

        The liability under this Plan amounted to $61.0 at April 2, 2004, and $51.7 at March 28, 2003. The Company's expense under the Plan totaled $4.4, $3.5, and $3.2 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Note 10—Commitments and Contingencies

Commitments

        The Company has operating leases for the use of certain property and equipment. Substantially all operating leases are noncancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $414.6, $358.9 and $291.1 for the years ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively.

        Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 2, 2004 are as follows:

Fiscal Year	Real Estate	Equipment
2005	$186.4	$104.6
2006	145.7	59.4
2007	126.3	24.7
2008	107.2	6.0
2009	88.0	2.1
Thereafter	271.2

	$924.8	$196.8

        The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from 1 to 5 years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2005 through fiscal 2009, are as follows: $604.1, $566.1, $476.8, $244.4 and $233.3, respectively.

Contingencies

        The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's customer base includes Fortune 500 companies, the U.S. Federal and other government and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company's customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

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

Note 11—Stock Incentive Plans

        Stock Options.    The Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.

        At April 2, 2004, 4,096,069 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees. On October 29, 2001, the Company commenced an exchange offer for any or all of its employee stock options with an exercise price of $70 or more (Exchange Offer). The Exchange Offer expired on November 28, 2001, and all of the stock options tendered into the offer were accepted for exchange and canceled on November 29, 2001. The canceled options covered 2,352,820 shares of the Company's common stock, which represented approximately 16% of the shares underlying the Company's total stock options outstanding immediately prior to such cancellation.

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

        Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year
	2004		2003		2002
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	17,477,005	$41.03	11,536,927	$39.89	11,827,316	$49.35
Granted, market options(1)	2,417,875	33.83	6,727,439	43.33	3,888,113	35.06
Granted, discounted options	304,818	7.45	300,406	12.96	220,652	10.17
Exercised	(1,087,390)	24.39	(441,576)	15.92	(1,066,918)	20.34
Canceled(1)	(857,315)	46.50	(646,191)	48.78	(3,332,236)	72.15

Outstanding, end of year	18,254,993	40.23	17,477,005	41.03	11,536,927	39.89

Exercisable, end of year	10,565,879	41.77	7,899,700	40.55	5,174,448	37.88

    (1)    Pursuant to the Exchange Offer, 2,352,820 shares were canceled during fiscal 2002 and new options for 2,285,430 shares were granted during fiscal 2003.

	April 2, 2004
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$6.13 - $33.16	4,472,160	$26.88	7.83	1,360,617	$21.59
$33.25 - $34.90	4,233,654	$34.66	6.01	3,181,838	$34.59
$35.00 - $45.61	4,188,668	$43.34	7.20	1,933,902	$42.07
$45.73 - $58.06	4,553,638	$51.68	5.37	3,477,946	$52.32
$58.88 - $78.94	806,873	$62.72	5.75	611,576	$63.15

        The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Pre-tax compensation cost recognized with respect to stock options was $7.3, $7.6, and $5.7 for fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

        Restricted Stock Units.    During fiscal 1998, the Company adopted a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors. At April 2, 2004, 31,183 shares of CSC common stock remained available for the grant to nonemployee directors of future restricted stock units (RSUs) or other stock-based incentives. As of April 2, 2004, March 28, 2003 and March 29, 2002, 68,817, 53,617 and 36,817 RSUs, respectively, had been awarded to nonemployee directors under this plan and were outstanding on that date. Generally, RSUs vest in full as of the next annual meeting of the Company's stockholders following the date they are awarded.

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

        The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized over the vesting period. Compensation cost recognized with respect to RSUs was $0.6, $0.6 and $0.4 for fiscal 2004, 2003 and 2002, respectively.

        Restricted Stock.    Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.

        The restrictions on shares of CSC restricted stocks normally lapse on the third, fourth and fifth anniversaries of the date of issuance.

        At April 2, 2004, March 28, 2003 and March 29, 2002, 30,855, 0 and 0 shares, respectively, of CSC restricted stock were outstanding, net of shares forfeited by or repurchased from terminated employees, and shares for which the restrictions have lapsed.

        The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the quoted market price of the stock at the date of issuance to the employee and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $0.1, $0 and $0 during fiscal 2004, 2003 and 2002, respectively.

Note 12—Stockholder Purchase Rights Plan

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

Note 13—Segment and Geographic Information

        All of the Company's business involves operations which provide I/T outsourcing, consulting and system integration services and other professional services. Although the Company presents estimates of revenue by business service and geography, the Company's expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company aggregates operating segments into two reportable segments that consist of the U.S. Federal sector and the Global Commercial sector. The Company organizes Global Commercial operating segments by geographies and vertical operations. These operations serve large-scale corporations and organizations in a wide array of industries. The operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical market. Further, operating segments' service offerings and clientele overlap and the Company draws on multiple operating segments to serve clients. As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The U.S. Federal sector revenue reported below will not agree to U.S. Federal government revenue presented elsewhere in the Annual Report due to overlapping activities between segments and reflects alignment of intersegment activities to attribute operating results to the performing segment. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended April 2, 2004, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
2004
Revenues	$8,578.8	$6,188.6	$.2	$14,767.6
Earnings (loss) before special items, interest and taxes	540.7	420.6	(31.1)	930.2
Depreciation and amortization	826.8	133.7	19.8	980.3
Assets	7,937.3	3,473.7	393.0	11,804.0
Capital expenditures for long-lived assets	1,170.8	149.3	27.0	1,347.1
2003
Revenues	$8,001.0	$3,347.4	$(1.9)	$11,346.5
Earnings (loss) before special items, interest and taxes	544.8	235.9	(29.6)	751.1
Depreciation and amortization	738.4	53.2	18.7	810.3
Assets	7,038.6	3,115.7	278.9	10,433.2
Capital expenditures for long-lived assets	719.2	135.9	31.1	886.2
2002
Revenues	$8,505.7	$2,873.3	$.2	$11,379.2
Earnings (loss) before special items, interest and taxes	486.8	185.0	(32.5)	639.3
Depreciation and amortization	757.3	37.1	16.4	810.8
Assets	7,187.8	1,148.9	273.8	8,610.5
Capital expenditures for long-lived assets	1,137.2	13.4	51.4	1,202.0

        A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Fiscal Year
	2004	2003	2002
Earnings before special items, interest and taxes	$930.2	$751.1	$639.3
Interest expense	(169.8)	(142.8)	(154.8)
Interest income	9.2	8.5	12.3
Special items	(22.7)	(5.2)

Income before taxes	$746.9	$611.6	$496.8

        The Company's management believes that earnings before special items, interest and taxes provides useful information in order to assess the Company's performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

        Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended April 2, 2004 is as follows:

	Fiscal Year
	2004		2003		2002
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$9,867.0	$1,208.1	$7,206.3	$1,182.1	$7,177.0	$1,218.2
Europe:
United Kingdom	1,773.7	344.5	1,382.4	301.0	1,349.6	240.7
Other Europe	1,908.1	285.8	1,598.8	216.3	1,584.6	168.4
Other International	1,218.8	340.0	1,159.0	288.2	1,268.0	280.7

Total	$14,767.6	$2,178.4	$11,346.5	$1,987.6	$11,379.2	$1,908.0

        The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 42%, 29%, and 25% of the Company's revenues for fiscal 2004, 2003 and 2002, respectively. At April 2, 2004, approximately 49% of the Company's accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company's revenues during fiscal 2004, fiscal 2003 or fiscal 2002.

Note 14—Agreements with Equifax

        During fiscal 1989, the Company entered into an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company's subsidiaries (collectively, the Bureaus) became affiliated credit bureaus of ECIS and purchased credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

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

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2004
In millions except per-share amounts
	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,554.8	$3,591.2	$3,621.2	$4,000.4
Income before taxes	133.1	155.4	185.9	272.5
Net income	92.3	108.1	128.4	190.6
Net earnings per share:
Basic	0.49	0.58	0.69	1.02
Diluted	0.49	0.57	0.68	1.01
	Fiscal 2003
In millions except per-share amounts
	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,753.7	$2,720.1	$2,793.6	$3,079.1
Income before taxes	111.2	129.5	147.6	223.4
Net income	79.0	92.9	105.7	162.7
Net earnings per share:
Basic	0.46	0.54	0.62	0.93
Diluted	0.46	0.54	0.61	0.93

        A discussion of "Special Items" is included in Note 5 to the consolidated financial statements.

COMPUTER SCIENCES CORPORATION

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended April 2, 2004

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
Year ended April 2, 2004
Allowance for doubtful receivables	$71.8	$6.3	$(4.6)	$23.0	$50.5
Year ended March 28, 2003
Allowance for doubtful receivables	74.6	21.4	4.9	29.1	71.8
Year ended March 29, 2002
Allowance for doubtful receivables	86.6	35.6	(3.9)	43.7	74.6

    (1)    Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

PART II—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of April 2, 2004 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

        During the fiscal quarter ended April 2, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

        Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12, 13 and 14 reference is made to the sections entitled "Stock Ownership," "Proposal 1—Election of Directors" and "Executive Compensation" in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 2, 2004. Such sections are incorporated herein by reference in their entirety, except for the material included in the "Executive Compensation" section under the captions "Compensation Committee Report" and "Stock Performance."

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   (1) and (2) Financial Statements and Financial Statement Schedule

        These documents are included in the response to Item 8 of this report. See the index on page 27.

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
3.3	Bylaws, amended and restated effective June 7, 2004
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
10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel*
10.13	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.14	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.15
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

10.18
Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)
10.19	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)
10.20
Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)
10.21	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.22	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.23	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
10.25
Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)
10.26
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
10.28
First Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 16, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002)
10.29
Second Amendment to Second Amended and Restated Credit Agreement (Short Term Facility) dated as of August 15, 2003 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)
21	Significant Active Subsidiaries and Affiliates of the Registrant.
23	Independent Auditors' Consent
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

99	Revenue By Market Sector

*
Management contract or compensatory plan or agreement

b.    Reports on Form 8-K:

        There was one report on Form 8-K filed during the fourth quarter of fiscal 2004. On February 11, 2004, the Registrant filed a Current Report on Form 8-K reporting its financial results for the fiscal quarter ended January 2, 2004.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Dated: June 15, 2004
	By:	/s/ VAN B. HONEYCUTT Van B. Honeycutt, Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman and Chief Executive Officer (Principal Executive Officer)	June 15, 2004
/s/ LEON J. LEVEL Leon J. Level	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 15, 2004
/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 15, 2004
/s/ IRVING W. BAILEY, II Irving W. Bailey, II	Director	June 15, 2004
/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 15, 2004
/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 15, 2004
/s/ WILLIAM R. HOOVER William R. Hoover	Director	June 15, 2004

Thomas A. McDonnell	Director
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	June 15, 2004
/s/ JAMES R. MELLOR James R. Mellor	Director	June 15, 2004
/s/ THOMAS H. PATRICK Thomas H. Patrick	Director	June 15, 2004
/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Director	June 15, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
INTRODUCTION AND HISTORY
COMPETITION
EMPLOYEES
U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS
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
COMPUTER SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF INCOME
COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS ASSETS
COMPUTER SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS (CONTINUED) LIABILITIES AND STOCKHOLDERS' EQUITY
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
COMPUTER SCIENCES CORPORATION SCHEDULE II, Valuation and Qualifying Accounts Three Years Ended April 2, 2004
PART II—(Continued)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES AND CERTIFICATIONS