Form 10-Q
period 2004-07-02
COMPUTER SCIENCES CORP
filed 2004-08-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 2, 2004
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

          188,719,999 shares of Common Stock, $1.00 par value, were outstanding on July 23, 2004.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

 i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	July 2, 2004	July 4, 2003

Revenues	$3,736.4	$3,554.8

Costs of services	3,053.6	2,931.7

Selling, general and administrative	228.5	208.7

Depreciation and amortization	254.6	235.0

Interest expense	39.2	43.1

Interest income	(2.3)	(3.0)

Special items		6.2

Total costs and expenses	3,573.6	3,421.7

Income before taxes	162.8	133.1

Taxes on income	52.4	40.8

Net income	$ 110.4 ======	$ 92.3 ======

Earnings per share:

Basic	$ 0.59 =====	$ 0.49 ======

Diluted	$ 0.58 =====	$ 0.49 =======

See accompanying notes.

 COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)	July 2, 2004	April 2, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$ 359.9	$ 609.7
Receivables	3,705.1	3,616.3
Prepaid expenses and other current assets	716.1	641.2
Total current assets	4,781.1	4,867.2

Property and equipment, net	2,216.3	2,178.4
Outsourcing contract costs, net	1,119.6	1,131.8
Software, net	448.8	403.2
Excess of cost of businesses acquired over related net assets, net	2,600.1	2,604.8
Other assets	650.0	618.6
Total assets	$11,815.9 =======	$11,804.0 =======

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 59.9	$ 60.2
Accounts payable	632.9	810.4
Accrued payroll and related costs	725.3	668.3
Other accrued expenses	972.8	1,078.4
Deferred revenue	479.3	334.2
Income taxes payable	357.5	301.7
Total current liabilities	3,227.7	3,253.2

Long-term debt, net	2,306.0	2,306.4
Other long-term liabilities	700.6	740.7

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	189.1	188.3
Additional paid-in capital	1,566.3	1,539.2
Earnings retained for use in business	3,708.3	3,597.9
Accumulated other comprehensive income	148.7	198.4
Less common stock in treasury	(19.2)	(19.2)
Unearned restricted stock	(11.6)	(.9)
Total stockholders' equity	5,581.6	5,503.7
Total liabilities and stockholders' equity	$11,815.9 ========	$11,804.0 =======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	July 2, 2004	July 4, 2003
Cash flows from operating activities:
Net income	$ 110.4	$ 92.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	274.0	252.2
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(216.0)	(263.7)
Decrease in liabilities	(48.5)	(60.5)

Net cash provided by operating activities	119.9	20.3

Investing activities:
Purchases of property and equipment	(234.0)	(223.3)
Acquisitions, net of cash acquired	(20.5)
Dispositions	1.0
Outsourcing contracts	(58.6)	(94.2)
Software	(81.4)	(31.2)
Other investing cash flows	9.4	(10.3)

Net cash used in investing activities	(384.1)	(359.0)

Financing activities:
Borrowings (repayment) under commercial paper, net	.6	(101.6)
Borrowings (repayment) under lines of credit, net	.3	(4.0)
Proceeds from debt issuance		297.0
Principal payments on long-term debt	(1.3)	(22.6)
Proceeds from stock option and other common stock transactions	16.9	9.3
Other financing cash flows	.2	1.7

Net cash provided by financing activities	16.7	179.8

Effect of exchange rate changes on cash and cash equivalents	(2.3)	2.6

Net decrease in cash and cash equivalents	(249.8)	(156.3)

Cash and cash equivalents at beginning of year	609.7	299.6

Cash and cash equivalents at end of period	$ 359.9 =====	$ 143.3 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 2004. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Earnings Per Share
Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Three Months Ended
	July 2, 2004	July 4, 2003

Net income	$ 110.4 =====	$ 92.3 =====

Common share information:
Average common shares outstanding for basic EPS	188.185	186.903
Dilutive effect of stock options	1.711	.912
Shares for diluted EPS	189.896 ======	187.815 ======

Basic EPS	$ 0.59	$ 0.49
Diluted EPS	0.58	0.49

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The number of such options was 8,407,358 and 9,890,073 at July 2, 2004 and July 4, 2003, respectively.

Note 3 - Stock Incentive Plans

At July 2, 2004, the Company has eight stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 11 of the Company's 2004 Annual Report filed on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended
	July 2, 2004	July 4, 2003

Net income, as reported	$ 110.4	$ 92.3
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	1.1	1.5
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(8.9)	(13.1)

Pro forma net income	$ 102.6 ======	$ 80.7 ======

Earnings per share:
Basic - as reported	$0.59	$0.49
Basic - pro forma	0.55	0.43

Diluted - as reported	0.58	0.49
Diluted - pro forma	0.54	0.43

Note 4 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:
	July 2, 2004	April 2, 2004

Property and equipment	$2,958.0	$2,851.5
Excess of cost of businesses acquired over related net assets (goodwill)	325.2	329.0

Note 5 - Dividends

No dividends were paid during the periods presented. At July 4, 2004 and April 2, 2004, there were 189,081,186 and 188,294,022 shares, respectively, of $1.00 par value common stock issued. The Company had 452,257 shares of treasury stock as of July 2, 2004 and April 2, 2004.

Note 6 - Cash Flows

Cash payments for interest on indebtedness were $42.9 million and $37.8 million for the three months ended July 2, 2004 and July 4, 2003, respectively. Net cash payments for taxes on income were $7.5 million and $13.8 million for the three months ended July 2, 2004 and July 4, 2003, respectively.

Note 7 - Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in millions):
	Three Months Ended
	July 2, 2004	July 4, 2003

Net income	$110.4	$ 92.3
Foreign currency translation adjustment	(49.5)	135.0
Unrealized gain (loss) on available for sale securities	(.2)	.3
Comprehensive income	$ 60.7 =====	$227.6 =====

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain (loss) on available for sale securities.

Note 8 - Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments, the U.S. Federal sector and the Global Commercial sector. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. Information on reportable segments is as follows (in millions):

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
Three Months Ended July 2, 2004
Revenues	$2,155.8	$1,580.6		$3,736.4
Earnings (loss) before special items, interest and taxes	103.2	105.8	$(9.3)	199.7

Three Months Ended July 4, 2003
Revenues	2,048.9	1,505.9		3,554.8
Earnings (loss) before special items, interest and taxes	88.5	98.7	(7.8)	179.4

Note 9 - Goodwill and Other Intangible Assets
A summary of the changes in the carrying amount of goodwill by segment for the three months ended July 2, 2004 is as follows (in millions):
	Global Commercial Sector	U.S. Federal Sector	Total

Balance as of April 2, 2004	$1,806.1	$798.7	$2,604.8
Additions		10.8	10.8
Foreign currency translation	(15.5)		(15.5)
Balance as of July 2, 2004	$1,790.6 ======	$809.5 =====	$2,600.1 ======

Additions to U.S. Federal Sector goodwill during the three months ended July 2, 2004 relate to the purchase of a minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortized intangible assets as of July 2, 2004 and April 2, 2004 is as follows:

	July 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,025.8	$ 577.0	$ 448.8
Outsourcing contract costs	1,901.3	781.7	1,119.6
Other intangible assets	226.5	81.5	145.0

Total intangible assets	$3,153.6 ======	$1,440.2 ======	$1,713.4 ======

	April 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 946.5	$ 543.3	$ 403.2
Outsourcing contract costs	1,903.6	771.8	1,131.8
Other intangible assets	226.5	76.0	150.5

Total intangible assets	$3,076.6 ======	$1,391.1 ======	$1,685.5 ======

Amortization expense related to intangible assets was $93.4 million and $83.9 million for the three months ended July 2, 2004 and July 4, 2003, respectively. Estimated amortization expense related to intangible assets as of April 2, 2004 for each of the subsequent five fiscal years, fiscal 2005 through fiscal 2009, is as follows (in millions): $347, $301, $263, $202, and $167.

Note 10 - Special Items

As disclosed in the Company's fiscal 2004 Annual Report on Form 10-K, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition during March 2003. During the first quarter of fiscal 2004, special items of $6.2 million ($3.9 million after tax) or 2 cents per share (diluted) were recorded. The charges include equipment and related disposal costs, that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued. No charges were recorded during the quarter ended July 2, 2004.

Note 11 - Acquisitions

As a result of the DynCorp acquisition, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of July 2, 2004, 61 of 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

	Acquisition Integration Liabilities	Paid as of July 2, 2004	Balance Remaining at July 2, 2004

Severance payments	$ 7.1	$ 6.4	$ .7
Facility consolidations	66.6	18.1	48.5
Other	6.1	1.5	4.6
	$79.8 =====	$26.0 ====	$53.8 ====

Note 12 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $473.6 million of such working capital lines; however, as of July 2, 2004, the amount of the maximum potential payment is $53.4 million, the amount of the related outstanding subsidiary debt. The $53.4 million outstanding debt is reflected in the Company's consolidated financial statements.

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

The Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. It is the opinion of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's consolidated financial statements

Note 13 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Three Months Ended July 2, 2004		Three Months Ended July 4, 2003

Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ 25.5	$ 17.0	$ 21.5	$ 14.0
Interest cost	22.8	18.1	20.9	13.8
Expected return on assets	(24.5)	(18.4)	(21.8)	(12.9)
Amortization of transition obligation		.3		.2
Amortization of prior service costs	.9	.1	1.2	.2
Amortization of unrecognized net loss		2.6		2.9
Recognized actuarial loss	4.0		1.6
Settlement/curtailment			.6
Net periodic pension cost	$ 28.7 =====	$ 19.7 =====	$ 24.0 =====	$ 18.2 =====
	Three Months Ended July 2, 2004		Three Months Ended July 4, 2003

Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ .4	$ .1	$ .3	$ .1
Interest cost	1.9	.1	1.8	.1
Expected return on assets	(1.3)		(1.0)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Recognized actuarial loss (gain)	.3		.2
Net provision for postretirement benefits	$ 1.9 ====	$ .2 ===	$ 1.9 ====	$ .2 ===

As previously disclosed in the Company's financial statements for the year ended April 2, 2004, the Company expects to contribute $170 million to its defined benefit pension and postretirement healthcare plans in fiscal 2005.

Note 14 - Recent Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company has determined that the statement will not have a material impact on the Company's consolidated financial statements. The statement becomes effective for the Company during the second quarter of fiscal 2005.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2005 versus
First Quarter of Fiscal 2004

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 2, 2004. The following discusses the Company's results of operations and financial condition as of and for the three months ended July 2, 2004, and the comparable period for the prior fiscal year.

The reader should note DSO, free cash flow, ROI, and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended April 2, 2004.

First Quarter Overview

Key highlights of the first quarter include:

  First quarter revenues rose 5.1%, approximately 2.5% before currency fluctuations. Revenue growth, normalized for the additional week in the first quarter of fiscal 2004, increased an additional 3.4% above the actual revenue growth of 5.1% for the quarter.

  Net income grew 19.6% for the first quarter.

  Diluted earnings per share were up 18.4%.

  Contract awards of $4.9 billion were announced for the quarter.

  Cash flows from operating activities generated $119.9 million for the three months of fiscal 2005 versus $20.3 million for the first three months of 2004. Cash used for investing activities was $384.1 million for the first quarter of fiscal 2005 versus $359.0 million for the fiscal 2004 comparable period and the free cash flow deficit was reduced during the first three months of fiscal 2005 to $244.7 million, from $338.7 million for the first quarter of fiscal 2004.

  DSO improved to 90 days, down from 97 days at the end of the first quarter of 2004.

  Debt-to-total capitalization ratio at quarter-end improved to 29.8% from 30.1% and 35.4% at fiscal 2004 year-end and first quarter-end, respectively.

  ROI for the last twelve months ended July 2, 2004 was 8.6% compared to 8.5% for the comparable period ending July 4, 2003.

The Company's announced new business awards of $4.9 billion for the first fiscal quarter included the following significant wins:

Global Commercial

    Sears, Roebuck and Co. ($1.6 billion)

    UK National Health Plan ($192 million)

    AMP Limited ($103 million)

U.S. Federal

    U.S. Navy, ID/IQ Task Order ($950 million)

    Federal Aviation Administration ($589 million)

    Department of Defense ($250 million)

These multi-year awards represent the estimated value at contract signing. However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and annual funding constraints and indefinite delivery and volume characteristics of major portions of the Company's U.S. Federal activities.

Revenue growth for the first quarter of fiscal 2005 was led by CSC's Global Commercial sector which benefited from strong outsourcing revenue growth in Europe generated by recent outsourcing contract wins. Gains in outsourcing revenue were partially offset by declines in professional services. U.S Federal revenues continued to benefit from increased demand for professional services. Net currency exchange rate shifts during the quarter have also continued to favorably impact revenue, but future changes in currency rates cannot be predicted. Lower discretionary spending from the ongoing global economic sluggishness continues to affect consulting and systems integration markets.

Return on investment (ROI) improved to 8.6% for the twelve months ending July 2, 2004 compared to 8.5% for the comparable period ending July 4, 2003. Higher investment base turnover drove the improvement as strong revenue growth out-paced moderate growth in the investment base. Management continues to place a high priority on ROI as a driver of increased shareholder value and as an effective decision tool.

Higher cash flow generated from operating activities in first quarter of fiscal 2005 versus first quarter of fiscal 2004 resulted from increased earnings, advanced customer payments and larger non-cash expense components such as depreciation and amortization. Days Sales Outstanding (DSO) declined during the first quarter of fiscal 2005 to 90 days from 97 days in fiscal 2004, contributing to the increase in operating cash flow for the quarter. Higher outflows of cash for investing activities were primarily a result of up-front investments for fixed assets, software and other capitalized costs for new outsourcing contracts.

Results of Operations

Revenues

	First Quarter
Dollars in millions	2005	2004	Change	Percent

U.S. Commercial	$ 911.6	$ 937.9	$ (26.3)	(2.8)%
Europe	940.1	819.2	120.9	14.8
Other International	304.1	291.8	12.3	4.2
Global Commercial Sector	2,155.8	2,048.9	106.9	5.2
U.S. Federal Sector	1,580.6	1,505.9	74.7	5.0
Total	$3,736.4 ======	$3,554.8 ======	$ 181.6 =====	5.1 ====

The factors affecting the percent change in revenues for the first quarter of fiscal 2005 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total

U.S. Commercial	(2.8)%		(2.8)%
Europe	5.9	8.9%	14.8
Other International	(2.5)	6.7	4.2
Global Commercial	0.7	4.5	5.2
U.S. Federal Sector	5.0		5.0
Total	2.5	2.6	5.1

Revenue growth for the first quarter of fiscal 2005 was driven by strong outsourcing revenue growth and the impact of currency fluctuations in Global Commercial and growth in U.S. Federal sector's defense business. Additionally, the first quarter of fiscal 2005 contained one week less than the comparable period in fiscal 2004. The estimated impact on the first quarter of 2004 of the additional week was additional revenue of approximately 4% for the quarter. Normalized revenue growth for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was approximately 3.4% higher than actual revenue growth.

Global Commercial

Significant Global Commercial outsourcing contracts won during fiscal 2004 accounted for approximately $170 million of the first quarter fiscal 2005 growth. Europe was the primary source of these outsourcing contracts, accounting for approximately $148 million of this amount. These revenue gains from outsourcing were offset by declines in financial services revenue of approximately $17 million and credit reporting revenue of approximately $2 million, resulting in constant currency growth of .7% for the quarter, before the impact of the effect of the additional week on first quarter fiscal 2004. The Company announced approximately $2.2 billion in new Global Commercial business awards during first quarter fiscal 2005 compared with $3.8 billion announced during first quarter fiscal 2004.

Global Commercial Europe's revenue growth included the following outsourcing contracts: SAS Group, Royal Mail Group, National Grid Transco, Motorola, and Marconi. Europe continues to experience growth in the outsourcing market; however, soft demand for consulting and systems integration work, particularly in Germany, France and Italy, partially offset the revenue increases from outsourcing resulting in a constant currency increase in European revenue of 5.9%. Demand for consulting and systems integration services is not expected to improve significantly in Europe during fiscal 2005 as customers continue to constrain discretionary spending as a result of economic pressures in continental Europe.

Revenue growth for the U.S. Commercial sector during the first quarter of fiscal 2005, normalized for the additional week included in the first quarter of fiscal 2004, was minimal. U.S. Commercial sector revenue benefited from new and existing outsourcing contracts including Ascension Health, Providian, Boeing and Sears Roebuck & Co. which combined for $26 million of fiscal 2005 revenue growth. These gains were offset by lower revenue as a result of lower volumes on certain outsourcing contracts and lower software license sales revenue. The net effect of these changes in revenue was a 2.8% decline in U.S. Commercial revenue for the quarter.

A 2.5% constant currency revenue decline in Other International's first quarter fiscal 2005 revenue was the result of a drop in Australian outsourcing revenues and weaker third party product sales in Australia and Asia. The softness in these markets is expected to continue in fiscal 2005.

US Federal

The Company's U.S. Federal sector revenues were generated from the following sources (in millions):

	First Quarter
	2005	2004	Percentage Change	Amount

Department of Defense	$ 929.7	$ 897.9	3.5%	$31.8
Civil agencies	597.1	547.1	9.1	50.0
Other (1)	53.8	60.9	(11.7)	(7.1)
Total U.S. Federal Sector	$1,580.6 ======	$1,505.9 ======	5.0% =====	$74.7 =====

(1) Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal sector reporting segment.

Taking into account the additional week in first quarter fiscal 2004, revenues from Federal sector showed moderate year over year growth in the first quarter of fiscal 2005 primarily from Civil agencies contracts, most notably certain contracts to provide assistance to government programs abroad. This was partially offset by $16 million in volume reductions on contracts with NASA and the Internal Revenue Service and the conclusion of programs with NASA, Centers for Disease Control and Prevention, and the Federal Bureau of Investigation which together provided $42 million of revenue in the first quarter of fiscal 2004. Revenue from the Department of Defense was up for the quarter primarily from contracts for missile defense, a US Navy multiple award contract and several intelligence contracts which combined for $89 million of additional revenue. Partially offsetting this growth was a $38 million reduction in revenues due to completion of certain logistics contracts with the US Army and the impact of a previously consolidated joint venture which is no longer consolidated due to a reorganization which resulted in minority ownership for CSC.

During the first quarter of fiscal 2005 the Company announced federal contract awards with a total value of $2.7 billion, compared to $474 million announced during the first quarter of fiscal 2004. The fiscal 2005 awards had minimal impact on first quarter revenue but are expected to have a positive impact on revenue for the remainder of fiscal 2005.

Costs and Expenses

The Company's costs and expenses were as follows (in millions):

	First Quarter
	Dollar Amount		Percentage Revenue
	2005	2004	2005	2004

Cost of services	$3,053.6	$2,931.7	81.7%	82.5%
Selling, general and administrative	228.5	208.7	6.1	5.9
Depreciation and amortization	254.6	235.0	6.8	6.6
Interest expense, net	36.9	40.1	1.0	1.1
Special Items		6.2		.2
Total	$3,573.6 ======	$3,421.7 ======	95.6% =====	96.3% =====

Comparing the first quarter of fiscal 2005 and 2004, total costs and expenses decreased as a percentage of revenue. Lower costs of services as a percentage of revenue and the impact of the special item in fiscal 2004 were partly offset by higher depreciation and amortization, and selling, general and administrative costs.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 2.6 percentage points for the quarter on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

Cost of Services

Cost of services (COS) as a percentage of revenue improved to 81.7% in the first quarter of fiscal 2005 from 82.5% in fiscal 2004. The improvement was primarily driven by reduced activity on lower margin contracts during fiscal 2005 as well as a favorable settlement with a customer as the result of reduced volumes on the customer contract. This improvement was offset by an increase in the COS expense ratio for Europe due to soft demand primarily in Germany, France, and Italy for consulting and systems integration services

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .2% to 6.1% for the first quarter of fiscal 2005. The increase was driven by business development expense for both the Global Commercial and U.S. Federal sectors.

Depreciation and Amortization

Depreciation and amortization ratio increased .2% as a percentage of revenue to 6.8% for the first quarter of fiscal 2005 compared to the prior year attributable to computer equipment investment associated with increasing levels of Global Commercial and U.S. Federal outsourcing activity.

Interest Expense

The decrease in interest expense for the quarter is primarily the result of one less week in the first quarter of fiscal 2005 compared to the prior year period. Normalized interest expense decreased approximately $.5 million compared to the first quarter of fiscal 2004. This decrease was the result of lower average floating rate debt balances during the first quarter of fiscal 2005.

Special Items

During the first quarter of fiscal 2004 the Company recorded a special item of $6.2 million ($3.9 million net of tax) for equipment, and related disposal costs, that was no longer productive as the result of the DynCorp acquisition. As disclosed in the Company's fiscal 2004 Annual Report on Form 10-K, the Company has completed its review of the DynCorp operations and as a result the Company did not record any special items in the first quarter of fiscal 2005.

Taxes

The provision for income taxes for the first quarter of fiscal 2005 and 2004 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates approximate 32.2% and 30.7% for the first quarter of fiscal 2005 and 2004, respectively. The increase in pretax income and a higher effective tax rate in fiscal 2005 resulted in an $11.6 million increase in taxes during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Financial Condition

Cash Flows

The Company's cash flows were as follows (in millions):

	First Quarter
	Fiscal 20005	Fiscal 2004
Net cash from operations	$ 119.9	$ 20.3
Net cash used in investing	(384.1)	(359.0)
Net cash provided by financing	16.7	179.8
Effect of exchange rate changes on cash and cash equivalents	(2.3)	2.6
Net decrease in cash and cash equivalents	(249.8)	(156.3)
Cash and cash equivalents at beginning of year	609.7	299.6
Cash and cash equivalents at quarter end	$359.9 =====	$143.3 =====

Higher net earnings, an increase in non-cash expense, primarily depreciation and amortization and net advanced payments of approximately $145 million received for select new outsourcing contracts generated the increase in operating cash flow. These increases were partially offset by deferred contract costs incurred for the National Health Services (NHS) systems development contract of approximately $52 million, payment of management incentive bonuses and a decrease in accounts payable due to timing. An improvement in DSO to 90 days from 97 days for the first quarter of fiscal 2005 compared to fiscal 2004 partially offset the impact of increased receivable balances from revenue growth during the quarter.

Net cash outflow from investing activities increased during the first quarter of fiscal 2005 as compared to fiscal 2004 primarily as a result of investment in software related to the NHS contract of approximately $44 million, increased investment in computer equipment related to outsourcing contracts and the acquisition of the minority interest in a consolidated subsidiary. This increase was partially offset by decreased cash outflow for upfront investment in outsourcing contracts due to lower transition costs from certain major outsourcing wins in fiscal 2004.

The change in cash provided by financing activities is the result of higher borrowing activity in the first quarter of 2004 in connection with the DynCorp acquisition.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $359.9 million at July 2, 2004 and $609.7 million at April 2, 2004. Equity increased during the first quarter of fiscal 2005 as a result of earnings and the exercise of stock options. These increases were partially offset by unfavorable currency translation adjustments of $49.5 million and grants of unearned restricted stock of $11.0 million during the first quarter of fiscal 2005. As of July 2, 2004 the Company's debt to total capitalization ratio was 29.8%, down from 30.1% at the end of fiscal 2004. The decline in the ratio was due to the increase in equity.

The Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under two syndicated backstop credit facilities.

Historically a majority of the Company's capital investments have been funded by cash from operations. At July 2, 2004 the Company had no commercial paper outstanding and committed lines of credit providing $321 million of long-term and $354 million of short-term commercial paper backup which expire on August 18, 2005 and August 13, 2004, respectively. The lines of credit require the Company to limit liens placed on assets to liens incurred in the ordinary course of business, limit maximum consolidated total debt to consolidated total capitalization ratio of .50 to 1.00 and maintain consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio of not more than 2.50 to 1.00. In the near future we anticipate closing on a new five year line of credit to replace both the current short-term and long-term lines of credit.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described above and in the Company's Form 10-K.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended April 2, 2004.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Companies Annual Report on Form 10-K for fiscal 2004. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. For all these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 2, 2004, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended July 2, 2004, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of July 2, 2004 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended July 2, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security-Holders
a.	The Company held its Annual Meeting of Stockholders on August 9, 2004.
b.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Irving W. Bailey, II, Stephen L. Baum, Rodney F. Chase, Van B. Honeycutt, William R. Hoover, Leon J. Level, F. Warren McFarlan, James R. Mellor and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	168,187,166	4,172,958
Stephen L. Baum	168,319,393	4,040,731
Rodney F. Chase	168,321,772	4,038,352
Van B. Honeycutt	168,013,174	4,346,950
William R. Hoover	168,157,170	4,202,954
Leon J. Level	162,844,778	9,515,346
F. Warren McFarlan	162,157,582	10,202,542
James R. Mellor	168,238,460	4,121,664
Thomas H. Patrick	169,260,489	3,099,635

c.

The 2004 Incentive Plan was approved by the stockholders. There were 125,557,576 votes cast for approval, 30,797,216 votes cast against approval, 451,826 abstentions and 15,553,506 shares as to which brokers did not receive specific voting instructions.

The appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2005 fiscal year was approved by the stockholders. There were 168,478,425 votes cast for approval, 3,750,089 votes cast against approval and 131,610 abstentions.

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

3.3	Bylaws, amended and restated effective June 7, 2004 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)
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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)

Exhibit Number	Description of Exhibit

10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.12	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)
10.13	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.14	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.15	Supplemental Executive Retirement Plan, amended and restated effective August 9, 2004
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

10.21	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.22	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

Exhibit Number	Description of Exhibit

10.23	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
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

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
99	Revenue By Segment
*Management contract or compensatory plan or agreement
b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the first quarter of fiscal 2004. On May 17, 2004 the registrant filed a current report on Form 8-K reporting its financial results for the fiscal quarter and year ended April 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 11, 2004	By:	/s/ Donald G. DeBuck Donald G. DeBuck Vice President and Controller Chief Accounting Officer