Form 10-Q
period 2004-10-01
COMPUTER SCIENCES CORP
filed 2004-11-10
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 1, 2004

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

          189,260,915 shares of Common Stock, $1.00 par value, were outstanding on October 22, 2004.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

	Financial Statements

	Consolidated Condensed Statements of Income, Second Quarter and Six Months Ended October 1, 2004 and October 3, 2003. . . . . . . . . . . . . . . . . . . .	1

	Consolidated Condensed Balance Sheets, October 1, 2004 and April 2, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

	Consolidated Condensed Statements of Cash Flows, Six Months Ended October 1, 2004 and October 3, 2003. . . . . . . . . . . . . . . . . . . .	3

	Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . .	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . .	26

Item 4.	Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003

Revenues	$3,934.5	$3,591.2	$7,670.9	$7,146.0

Costs of services	3,241.3	2,958.6	6,294.9	5,890.3

Selling, general and administrative	201.6	199.9	430.1	408.6

Depreciation and amortization	262.8	229.0	517.4	464.0

Interest expense	40.2	40.5	79.4	83.6

Interest income	(2.2)	(1.4)	(4.5)	(4.4)

Special items		9.2		15.4

Total costs and expenses	3,743.7	3,435.8	7,317.3	6,857.5

Income before taxes	190.8	155.4	353.6	288.5

Taxes on income	60.3	47.3	112.7	88.1

Net income	$ 130.5 =========	$ 108.1 =========	$ 240.9 =========	$ 200.4 =========

Earnings per share:

Basic	$ 0.69 =========	$ 0.58 =========	$ 1.28 =========	$ 1.07 =========

Diluted	$ 0.68 =========	$ 0.57 =========	$ 1.26 =========	$ 1.06 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)	Oct. 1, 2004	April 2, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$ 546.3	$ 609.7
Receivables	3,788.7	3,616.3
Prepaid expenses and other current assets	935.0	641.2
Total current assets	5,270.0	4,867.2

Property and equipment, net	2,288.0	2,178.4
Outsourcing contract costs, net	1,151.5	1,131.8
Software, net	433.9	403.2
Excess of cost of businesses acquired over related net assets, net	2,617.2	2,604.8
Other assets	568.5	618.6
Total assets	$12,329.1 ============	$11,804.0 ============

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 562.5	$ 60.2
Accounts payable	652.7	810.4
Accrued payroll and related costs	683.6	668.3
Other accrued expenses	1,172.5	1,078.4
Deferred revenue	516.7	334.2
Income taxes payable	408.0	301.7
Total current liabilities	3,996.0	3,253.2

Long-term debt, net	1,806.0	2,306.4
Other long-term liabilities	743.4	740.7

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	189.6	188.3
Additional paid-in capital	1,586.3	1,539.2
Earnings retained for use in business	3,838.8	3,597.9
Accumulated other comprehensive income	199.2	198.4
Less common stock in treasury	(19.2)	(19.2)
Unearned restricted stock	(11.0)	(.9)
Total stockholders' equity	5,783.7	5,503.7
Total liabilities and stockholders' equity	$12,329.1 ============	$11,804.0 ===========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Oct. 1, 2004	Oct. 3, 2003
Cash flows from operating activities:
Net income	$ 240.9	$ 200.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	558.1	494.9
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(437.5)	(238.3)
Increase (decrease) in liabilities	233.6	(80.0)

Net cash provided by operating activities	595.1	377.0

Investing activities:
Purchases of property and equipment	(445.9)	(350.7)
Acquisitions, net of cash acquired	(20.5)
Dispositions	1.0	10.2
Outsourcing contracts	(149.3)	(133.6)
Software	(101.8)	(72.6)
Other investing cash flows	20.0	(15.4)

Net cash used in investing activities	(696.5)	(562.1)

Financing activities:
Repayment under commercial paper, net		(211.0)
Borrowings under lines of credit, net	2.0	.4
Proceeds from debt issuance		297.4
Principal payments on long-term debt	(2.3)	(25.9)
Proceeds from stock option and other common stock transactions	33.9	17.6
Other financing cash flows	2.5	4.8

Net cash provided by financing activities	36.1	83.3

Effect of exchange rate changes on cash and cash equivalents	1.9	1.3

Net decrease in cash and cash equivalents	(63.4)	(100.5)

Cash and cash equivalents at beginning of year	609.7	299.6

Cash and cash equivalents at end of period	$ 546.3 ============	$ 199.1 ============

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

Note 2 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Second Quarter Ended
	Oct. 1, 2004	Oct. 3, 2003

Net income	$ 130.5 ===========	$ 108.1 =============

Common share information:
Average common shares outstanding for basic EPS	188.981	187.184
Dilutive effect of stock options	2.137	1.508
Shares for diluted EPS	191.118 ===========	188.692 =============

Basic EPS	$ 0.69	$ 0.58
Diluted EPS	0.68	0.57

Note 2 - Earnings Per Share (continued)
Six Months Ended
	Oct. 1, 2004	Oct. 3, 2003

Net income	$ 240.9 ===========	$ 200.4 ===========

Common share information:
Average common shares outstanding for basic EPS	188.583	187.038
Dilutive effect of stock options	1.901	1.199
Shares for diluted EPS	190.484 ===========	188.237 ===========

Basic EPS	$ 1.28	$ 1.07
Diluted EPS	$ 1.26	$ 1.06

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 8,375,216 and 9,465,718 for the six months ended October 1, 2004 and October 3, 2003, respectively.

Note 3 - Stock Incentive Plans

On October 1, 2004, the Company had nine stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 11 of the Company's 2004 Annual Report filed on Form 10-K. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

Note 3 - Stock Incentive Plans (continued)
	Second Quarter End
	Oct. 1, 2004	Oct. 3, 2003

Net income, as reported	$ 130.5	$ 108.1
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	2.0	1.6
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(9.5)	(9.1)
Pro forma net income	$ 123.0 ==========	$ 100.6 ===========

Earnings per share:
Basic - as reported	$ 0.69	$ 0.58
Basic - pro forma	0.65	0.54

Diluted - as reported	0.68	0.57
Diluted - pro forma	0.64	0.53

	Six Months Ended
	Oct. 1, 2004	Oct. 3, 2003

Net income, as reported	$ 240.9	$ 200.4
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	3.1	3.1
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(18.4)	(22.2)

Pro forma net income	$ 225.6 ============	$ 181.3 =============

Earnings per share:
Basic - as reported	$ 1.28	$ 1.07
Basic - pro forma	1.20	0.97

Diluted - as reported	1.26	1.06
Diluted - pro forma	1.18	0.96

Note 4 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Oct. 1, 2004	April 2, 2004
Property and equipment	$3,103.8	$2,851.5
Excess of cost of businesses acquired over related net assets (goodwill)	328.0	329.0

Note 5 - Dividends

No dividends were paid during the periods presented. At October 1, 2004 and April 2, 2004, there were 189,640,067 and 188,294,022 shares, respectively, of $1.00 par value common stock issued. The Company had 452,257 shares of treasury stock as of October 1, 2004 and April 2, 2004.

Note 6 - Cash Flows

Cash payments for interest on indebtedness were $80.5 million and $76.6 million for the six months ended October 1, 2004 and October 3, 2003, respectively. Net cash payments for taxes on income were $14.3 million and $28.7 million for the six months ended October 1, 2004 and October 3, 2003, respectively.

Note 7 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Second Quarter Ended
	Oct. 1, 2004	Oct. 3, 2003

Net income	$ 130.5	$ 108.1
Foreign currency translation adjustment	50.4	12.2
Unrealized gain (loss) on available for sale securities	.1	(.7)
Comprehensive income	$ 181.0 ===========	$ 119.6 ===========

	Six Months Ended
	Oct. 1, 2004	Oct. 3, 2003

Net income	$ 240.9	$ 200.4
Foreign currency translation adjustment	.9	147.2
Unrealized gain (loss) on available for sale securities	(.1)	(.4)
Comprehensive income	$ 241.7 ==========	$ 347.2 ===========

Note 7 - Comprehensive Income (continued)

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain (loss) on available for sale securities.

Note 8 - Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments, U.S. Federal and Global Commercial. The U.S. Federal operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. Information on reportable segments is as follows (in millions):

	Global Commercial	U.S. Federal	Corporate	Total
Second Quarter Ended October 1, 2004
Revenues	$2,261.9	$1,672.6		$3,934.5
Earnings (loss) before special items, interest and taxes	121.1	111.4	$ (3.7)	228.8

Second Quarter Ended October 3, 2003
Revenues	2,045.7	1,545.5		$3,591.2
Earnings (loss) before special items, interest and taxes	112.8	98.6	(7.7)	203.7

	Global Commercial	U.S. Federal	Corporate	Total
Six Months Ended October 1, 2004
Revenues	$4,417.7	$3,253.2		$7,670.9
Earnings (loss) before special items, interest and taxes	224.3	217.2	$ (13.0)	428.5

Six Months Ended October 3, 2003
Revenues	4,094.6	3,051.4		7,146.0
Earnings (loss) before special items, interest and taxes	201.3	197.3	(15.5)	383.1

Note 9 - Goodwill and Other Intangible Assets

SFAS 142, "Goodwill and Other Intangible Assets," requires the Company to validate the carrying value of Goodwill at least annually or as circumstances require. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The annual validation test for all reporting units was performed during the second quarter ended October 1, 2004, which supported the goodwill balance.

A summary of the changes in the carrying amount of goodwill by segment for the six months ended October 1, 2004 is as follows (in millions):

	Global Commercial	U.S. Federal	Total

Balance as of April 2, 2004	$1,806.1	$ 798.7	$2,604.8
Additions	1.4	10.8	12.2
Foreign currency translation	.2		.2
Balance as of October 1, 2004	$1,807.7 ==========	$ 809.5 ========	$2,617.2 =========

The Global Commercial additions to goodwill relate to an earn out payment associated with an acquisition made in Europe. Additions to U.S. Federal goodwill during the six months ended October 1, 2004 relate to the purchase of a minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

Note 9 - Goodwill and Other Intangible Assets (continued)

A summary of amortizable intangible assets as of October 1, 2004 and April 2, 2004 is as follows:

	October 1, 2004
	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,045.1	$ 611.2	$ 433.9
Outsourcing contract costs	1,994.2	842.7	1,151.5
Other intangible assets	226.5	86.9	139.6

Total intangible assets	$3,265.8 ===========	$1,540.8 ===========	$1,725.0 =========

	April 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 946.5	$ 543.3	$ 403.2
Outsourcing contract costs	1,903.6	771.8	1,131.8
Other intangible assets	226.5	76.0	150.5

Total intangible assets	$3,076.6 ===========	$1,391.1 ============	$1,685.5 =========

Amortization expense related to intangible assets was $98.8 million and $85.7 million for the three months and $192.2 million and $169.6 for the six months ended October 1, 2004 and October 3, 2003, respectively. Estimated amortization expense related to intangible assets as of April 2, 2004 for each of the subsequent five fiscal years, fiscal 2005 through fiscal 2009, is as follows (in millions): $347, $301, $263, $202, and $167.

Note 10 - Special Items

No charges were recorded during the quarter and six months ended October 1, 2004. As disclosed in the Company's fiscal 2004 Annual Report on Form 10-K, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition during March 2003. During the second quarter and six months ended October 3, 2003, special items of $9.2 million and $15.4 million ($5.7 million and $9.6 million after tax) or 3 cents and 5 cents per share (diluted) were recorded, respectively. The charges include equipment and related disposal costs, that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued.

Note 11 - Acquisitions

As a result of the DynCorp acquisition, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of October 1, 2004, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

	Acquisition Integration Liabilities	Paid as of Oct. 1, 2004	Balance Remaining at Oct. 1, 2004

Severance payments	$ 7.1	$ 6.4	$ .7
Facility consolidations	66.6	21.9	44.7
Other	6.1	1.5	4.6
	$ 79.8 =========	$ 29.8 ========	$ 50.0 =========

Note 12 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $473.6 million of such working capital lines; however, as of October 1, 2004, the amount of the maximum potential payment is $55.5 million, the amount of the related outstanding subsidiary debt. The $55.5 million outstanding debt is reflected in the Company's consolidated financial statements.

On August 13, 2004, the Company entered into a $700 million long term credit agreement that replaced its existing short term and long term credit facilities and will expire on August 13, 2009. At the time the new credit agreement was signed, neither the short term nor the long term credit facility had an outstanding balance. On October 1, 2004 the new long term credit facility had $700 million of unutilized capacity.

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

The Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. It is the opinion

Note 12 - Commitments and Contingencies (continued)

of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's consolidated financial statements.

Note 13 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows (in millions):

	Three Months Ended October 1, 2004		Three Months Ended October 3, 2003
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ 25.0	$ 18.7	$ 21.5	$ 14.0
Interest cost	23.2	18.3	20.9	13.8
Expected return on assets	(24.9)	(18.6)	(21.8)	(12.9)
Amortization of transition obligation		.3		.2
Amortization of prior service costs	1.0	.1	1.2	.2
Amortization of unrecognized net loss		2.7		2.9
Recognized actuarial loss	3.9		1.6
Settlement/curtailment			.6
Net periodic pension cost	$ 28.2 ======	$ 21.5 ======	$ 24.0 ======	$ 18.2 ======

	Six Months Ended October 1, 2004		Six Months Ended October 3, 2003
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ 50.5	$ 35.7	$ 43.0	$ 28.0
Interest cost	46.0	36.4	41.8	27.6
Expected return on assets	(49.4)	(37.0)	(43.6)	(25.8)
Amortization of transition obligation		.6		.4
Amortization of prior service costs	1.9	.2	2.4	.4
Amortization of unrecognized net loss		5.3		5.8
Recognized actuarial loss	7.9		3.2
Settlement/curtailment			1.2
Net periodic pension cost	$ 56.9 ======	$ 41.2 ======	$ 48.0 ======	$ 36.4 ======

Note 13 - Pension and Other Benefit Plans (continued)
	Three Months Ended October 1, 2004		Three Months Ended October 3, 2003
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ .3	$ .1	$ .3	$ .1
Interest cost	1.8	.1	1.8	.1
Expected return on assets	(1.3)		(1.0)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Recognized actuarial loss (gain)	.1		.2
Net provision for postretirement benefits	$ 1.5 =======	$ .2 ======	$ 1.9 ======	$ .2 ======

	Six Months Ended October 1, 2004		Six Months Ended October 3, 2003
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$ .7	$ .2	$ .6	$ .2
Interest cost	3.7	.2	3.6	.2
Expected return on assets	(2.6)		(2.0)
Amortization of transition obligation	.8		.8
Amortization of prior service costs	.4		.4
Recognized actuarial loss (gain)	.4		.4
Net provision for postretirement benefits	$ 3.4 ======	$ .4 ======	$ 3.8 ======	$ .4 ======

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) resulted in a reduction in the Company's accumulated postretirement benefit of obligation (APBO) of $8.5 million as of April 2, 2004, which represents an actuarial gain that will be amortized over future service periodss. This gain, in accordance with FASB Statement of Position 106-2, was first realized in the second quarter of fiscal year 2005 resulting in an immaterial adjustment to the second quarter net periodic postretirement benefit cost (NPPBC). The recognition of the Act is expected to have an immaterial impact on future periods' NPPBC.

As previously disclosed in the Company's financial statements for the year ended April 2, 2004, the Company expects to contribute $170 million to its defined benefit pension and postretirement healthcare plans in fiscal 2005.

The following table provides updated information as recently supplied by the Company's outside actuaries with regards to expected benefit payments for U.S. pension plans previously disclosed in the Funding Status section of Note 9 - Pension and Other Benefit Plans in the Company's financial statements for the year ended April 2, 2004.

Note 13 - Pension and Other Benefit Plans (continuted)
	Pension Plans		Other Postretireme Benefit Plans

	U.S.Plans	Non U.S. Plans	U.S. Plans
Expected Employee Contributions
2005	$ 115	$ 40	$ 15
Expected Benefit Payments
2005	$ 45	$ 30	$ 5
2006	50	25	5
2007	55	30	10
2008	65	30	10
2009	75	35	10
2010 - 2014	565	230	45

No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Note 14 - Recent Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 specifies that the subsidy initially received under the Act is recorded as an actuarial gain to the accumulated postretirement benefit obligation (APBO), and amortized over future service periods. Future subsidies or reductions in covered claims will reduce period service costs. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004. During the second quarter of fiscal 2005, the Company has determined its plan to be at least actuarially equivalent based on an analysis of the net company cost, and has chosen to prospectively adopt the provisions of the Act. The required disclosure provisions are presented in Note 13.

During its September 2004 meeting the Emerging Issues Task Force (EITF) reached a consensus on Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." Issue 04-10 addresses how an enterprise should evaluate the aggregating criteria in Paragraph 17 of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of that Statement. Issue 04-10 is effective beginning with the fiscal 2005 annual report on Form 10-K. The Company is currently evaluating the effects, if any, the Issue, would have on its segment reporting disclosures.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2005 versus
Second Quarter and First Six Months of Fiscal 2004

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 2, 2004. The following discusses the Company's results of operations and financial condition as of and for the three and six months ended October 1, 2004, and the comparable periods for the prior fiscal year.

The reader should note Days Sales Outstanding (DSO), free cash flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended April 2, 2004.

Second Quarter Overview

Key highlights of the second quarter and year-to-date include:

  Second quarter revenues rose 9.6%, approximately 6.3% before currency fluctuations.

  Six months year-to-date revenue increased 7.3%, approximately 4.4% on a constant currency basis.

  Net income grew 20.7% for the second quarter and 20.2% year-to-date.

  Diluted earnings per share were up 19.3% for the second quarter and 18.9% year-to-date.

  Contract awards of $3.9 billion and $8.8 billion were announced for the quarter and year-to-date, respectively.

  Cash flows from operating activities generated $595.1 million for the six months of fiscal 2005 versus $377.0 million for the first six months of 2004. Cash used for investing activities was $696.5 million for the first six months of fiscal 2005 versus $562.1 million for the fiscal 2004 comparable period and the free cash flow deficit was reduced during the first six months of fiscal 2005 to $81.9 million, from $195.3 million for the first six months of fiscal 2004.

  DSO of 88 days was essentially flat on a year-over-year basis for the first six months and increased compared to fiscal 2004 year-end DSO of 82 days.

  Debt-to-total capitalization ratio at quarter-end improved to 29.1% from 30.1% and 33.9% at fiscal 2004 year-end and second quarter-end, respectively.

  ROI for the last twelve months ended October 1, 2004 was 8.6%.

The Company's announced new business awards of $3.9 billion for the second fiscal quarter included the following significant wins:

Global Commercial

    Zurich Financial Services ($1.3 billion)

    Aon ($600 million)

U.S. Federal

    US Strategic Command ($525 million)

    US Army Forces Command ID/IQ Task Order ($500 million)

    Joint Theater Air and Missile Defense Organization ($122 million)

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

Revenue growth for the second quarter and six months year-to-date of fiscal 2005 was led by CSC's Global Commercial sector which benefited from professional services growth in Europe generated primarily by design and build activities, and growth in outsourcing revenue generated by recent outsourcing contract wins. U.S Federal revenues continued to benefit from increased demand for professional services as well as increased demand for outsourcing services during the second quarter of fiscal 2005. Net currency exchange rate shifts during the quarter have also continued to favorably impact revenue; however, future changes in currency rates cannot be predicted. Lower discretionary spending from the ongoing global economic sluggishness continues to affect consulting and systems integration markets.

ROI for the twelve months ended October 1, 2004 was approximately 8.6%. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Higher cash flow generated from operating activities during the six months year-to-date of fiscal 2005 versus six months year-to-date of fiscal 2004 resulted from increased earnings, advanced customer payments and larger non-cash expense components such as depreciation and amortization. These increases in cash inflows were partially offset by cash outflows for work in progress and prepaid services, as well as an increase in DSO during the six months year-to-date of fiscal 2005 to 88 days from 82 days for the twelve months of fiscal 2004. Higher outflows of cash for investing activities were primarily a result of up-front investments for fixed assets, software and other capitalized costs for new outsourcing contracts.

Results of Operations

Revenues

	Second Quarter
Dollars in millions	2005	2004	Change	Percent

U.S. Commercial	$ 929.2	$ 907.1	$ 22.1	2.4%
Europe	1,034.9	851.9	183.0	21.5
Other International	297.8	286.7	11.1	3.9
Global Commercial Sector	2,261.9	2,045.7	216.2	10.6
U.S. Federal Sector	1,672.6	1,545.5	127.1	8.2
Total	$3,934.5 =======	$3,591.2 ======	$ 343.3 ======	9.6% ======

	Six Months Year-to-Date
Dollars in millions	2005	2004	Change	Percent

U.S. Commercial	$1,840.8	$1,845.0	$ (4.2)	(.2)%
Europe	1,975.0	1,671.1	303.9	18.2
Other International	601.9	578.5	23.4	4.0
Global Commercial Sector	4,417.7	4,094.6	323.1	7.9
U.S. Federal Sector	3,253.2	3,051.4	201.8	6.6
Total	$7,670.9 =======	$7,146.0 ======	$ 524.9 ======	7.3% ======

The factors affecting the percent change in revenues for the second quarter and six months year-to-date of fiscal 2005 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Second Quarter
U.S. Commercial	2.4%		2.4%
Europe	9.7	11.8%	21.5
Other International	(1.6)	5.5	3.9
Global Commercial	4.9	5.7	10.6
U.S. Federal Sector	8.2		8.2
Total	6.3	3.3	9.6

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Six Months Year-to-date
U.S. Commercial	(.2)%		(.2)%
Europe	7.8	10.4%	18.2
Other International	(2.0)	6.0	4.0
Global Commercial	2.8	5.1	7.9
U.S. Federal Sector	6.6		6.6
Total	4.4	2.9	7.3

Revenue growth for the second quarter of fiscal 2005 was driven by growth in professional services revenue, primarily from design and build contracts, and strong outsourcing revenue growth. Currency fluctuations in Global Commercial had a positive impact on revenue for the quarter. The Company utilizes a fiscal reporting calendar and the first quarter of fiscal 2005 contained one week less than the comparable period in fiscal 2004. Normalized revenue growth for the six months of fiscal 2005 versus the comparable period of fiscal 2004 was approximately 1.7% higher than actual revenue growth. Revenue growth for the six months ended October 1, 2004 as compared to the same period in the prior year was driven by strong outsourcing revenue growth in Europe, and professional services revenue growth in U.S. Federal's civil agencies business.

Global Commercial

Significant Global Commercial outsourcing contracts won during fiscal 2004 accounted for approximately $114 million of the second quarter fiscal 2005 growth and $284 million of the six months year-to-date revenue growth. Design and build contracts won during the same period contributed an additional $100 million and $118 million in revenue to the second quarter and six months year-to-date, respectively. Europe was the primary location of these contracts accounting for approximately $89 million of the outsourcing growth in the second quarter and $237 million for the six months year-to-date, and $83 million of the design and build growth for the quarter and year-to-date. These increases resulted in constant currency growth for Global Commercial of 4.9% for the quarter. The six month year-to-date revenue gains from outsourcing and professional services were partially offset by a decrease in financial services revenue of $17 million as the result of a decline in license sales and related work, generating 2.8% of constant currency growth in Global Commercial business for the period. The Company announced approximately $1.9 billion and $4.1 billion in new Global Commercial business awards during the second quarter and six months year-to-date of fiscal 2005, respectively, compared with $.7 billion and $4.6 billion announced during comparable periods during fiscal 2004.

Global Commercial Europe's revenue growth for the second quarter and six months year-to-date included the following outsourcing contracts: SAS Group, National Grid Transco, and ISS World and a design and build contract with the United Kingdom's National Health System. Outsourcing revenue in Europe for the second quarter benefited from the recognition of approximately $10 million of deferred revenue related to a renegotiated contract. Costs related to this deferred revenue were recognized during prior periods. Europe continues to experience growth in the outsourcing market; however, soft demand for consulting and systems integration work, particularly in Germany, France and Italy, partially offset the revenue increases from outsourcing resulting in a constant currency increase in European revenue of 9.7% for the second quarter and 7.8% for the six months year-to-date. Demand for consulting and systems integration services is not expected to improve significantly in Europe during fiscal 2005 as customers continue to constrain discretionary spending as a result of economic pressures in continental Europe.

Revenue growth for the U.S. Commercial sector during the second quarter and six months year-to-date of fiscal 2005 benefited from new and existing outsourcing contracts including Sears Roebuck & Co., Ascension Health, Boeing, Providian, and Aon, which combined for $58 million and $88 million, respectively, of fiscal 2005 revenue growth. These gains were partially offset by lower revenue as a result of lower volumes on certain existing outsourcing engagements including DuPont, Nortel, and AT&T, as well as lower software license sales revenue. The net effect of these changes in revenue was a 2.4% increase in U.S. Commercial revenue for the quarter and minimal growth for the six months year-to-date normalized for the additional week included in fiscal 2004's year-to-date period.

A 1.6% and 2.0% constant currency revenue decline in Other International's second quarter and six months year-to-date fiscal 2005 revenue was the result of a drop in Australian outsourcing revenues and weaker third party product sales in Australia and Asia and the closure of a product resale business in Australia. The softness in these markets is expected to continue during fiscal 2005.

US Federal

The Company's U.S. Federal revenues were generated from the following sources (in millions):

	Second Quarter
	2005	2004	Change	Percent

Department of Defense	$ 956.0	$ 977.2	$ (21.2)	(2.2)%
Civil agencies	664.2	505.0	159.2	31.5
Other (1)	52.4	63.3	(10.9)	(17.2)
Total U.S. Federal	$1,672.6 =======	$1,545.5 =======	$ 127.1 ========	8.2% =======

	Six Months Year-to-Date
	2005	2004	Change	Percent

Department of Defense	$1,885.7	$1,875.1	$ 10.6	.6%
Civil agencies	1,261.3	1,052.1	209.2	19.9
Other (1)	106.2	124.2	(18.0)	(14.5)
Total U.S. Federal	$3,253.2 ========	$3,051.4 =======	$ 201.8 =======	6.6% =======

(1) Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal reporting segment.

Revenues from Federal sector showed strong year over year growth for the second quarter of fiscal 2005 and moderate growth for the six months year-to-date primarily from Civil agencies contracts, most notably certain contracts to provide assistance to government programs abroad. This growth was partially offset for the second quarter by $17 million in volume reductions on certain NASA contracts, and the conclusion of contracts with NASA and the Federal Bureau of Investigation which together provided $40 million in revenue in the second quarter of fiscal 2004. The growth for the six months year-to-date was partially offset by $27 million in volume reduction on contracts with NASA and the Internal Revenue Service and the conclusion of programs with NASA, Centers for Disease Control and Prevention, and the Federal Bureau of Investigation which together provided $82 million of incremental revenue during the comparable period in fiscal 2004.

Revenue from the Department of Defense decreased for the quarter primarily due to reduced efforts on certain logistic and support contracts with the US Army and the impact of a previously consolidated joint venture which is no longer consolidated due to a reorganization which resulted in a minority interest for CSC. These factors combined for a $140 million reduction in revenue. Partially offsetting this reduction were contracts for missile defense, a US Navy multiple award contract and several intelligence contracts which combined for $70 million of revenue. Revenue growth from the Department of Defense for the six months year-to-date, normalized for one less week in fiscal 2005, was minimal. Declines in revenue from the completion of projects and the de-consolidation of the joint venture were offset by new programs with the US Army.

During the second quarter and six months year-to-date of fiscal 2005 the Company announced federal contract awards with a total value of $2.0 billion and $4.7 billion, respectively, compared to $2.7 billion and $3.2 billion announced during the second quarter and six months year-to-date, respectively, of fiscal 2004. The fiscal 2005 awards had minimal impact on second quarter revenue but are expected to have a positive impact on revenue for the remainder of fiscal 2005.

Costs and Expenses

The Company's costs and expenses were as follows (in millions):

	Second Quarter
	Dollar Amount		Percentage Revenue		Percentage
	2005	2004	2005	2004	Point Change

Cost of services	$3,241.3	$2,958.6	82.4%	82.4%
Selling, general and administrative	201.6	199.9	5.1	5.6	(.5)
Depreciation and amortization	262.8	229.0	6.7	6.4	.3
Interest expense, net	38.0	39.1	1.0	1.1	(.1)
Special Items		9.2		.2	(.2)
Total	$3,743.7 =======	$3,435.8 =======	95.2% =====	95.7% ======	(.5) ======

	Six Months Year-to-Date
	Dollar Amount		Percentage Revenue		Percentage
	2005	2004	2005	2004	Point Change

Cost of services	$6,294.9	$5,890.3	82.1%	82.4%	(.3)
Selling, general and administrative	430.1	408.6	5.6	5.7	(.1)
Depreciation and amortization	517.4	464.0	6.7	6.5	.2
Interest expense, net	74.9	79.2	1.0	1.1	(.1)
Special Items		15.4		.3	(.3)
Total	$7,317.3 =======	$6,857.5 =======	95.4% =====	96.0% =====	(.6) =======

Comparing the second quarter and six months year-to-date of fiscal 2005 and 2004, total costs and expenses decreased as a percentage of revenue. Lower selling, general and administrative costs as a percentage of revenue and the impact of the special item in fiscal 2004 were partially offset by higher depreciation and amortization costs for the second quarter and six months year-to-date for fiscal 2005.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 3.3 and 2.9 percentage points for the quarter and six months year-to-date, respectively, on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

Cost of Services

Cost of services (COS) as a percentage of revenue was flat for the second quarter of fiscal 2005 compared to fiscal 2004. Cost of services improved to 82.1% from 82.4% for the six months ended October 1, 2004 versus the comparable period for fiscal 2004. The improvement in the cost of services ratio was driven by reduced employment costs on outsourcing activities and reduced volumes on lower margin activities, such as the product reseller business. The reduction in employment costs for outsourcing activities resulted from productivity gains from capital investment. These improvements were partially offset by an increase in the COS expense ratio for Europe as staff utilization was impacted by continued soft demand primarily in Germany, France, and Italy for consulting and systems integration services and a decrease in software license sales. As part of a comprehensive settlement and finalizing of a cost sharing agreement on a U.S. Federal contract, the Company recorded a $14 million charge to cost of services during the second quarter. The charge related to costs on phase one of the contract. Subsequent phases, which management anticipates to be profitable, are committed, but not yet contracted, as they will be definitized at a later date. If appropriate, CSC may account for such subsequent phases when definitized on a combined basis with the current work effort.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense decreased as a percentage of revenue by .5% to 5.1% for the second quarter of fiscal 2005 and by .1% to 5.6% for the six months year-to-date of fiscal 2005. The decrease was driven by reduced head count and lower business development expenses for U.S. Federal Sector and reduced infrastructure costs for Europe due to the consolidation and centralization of certain administrative functions.

Depreciation and Amortization

Depreciation and amortization increased .3% as a percentage of revenue to 6.7% for the second quarter of fiscal 2005 compared to the prior year and .2% as a percentage of revenue to 6.7% for the six months year-to-date attributable to computer equipment investment associated with increasing levels of Global Commercial and U.S. Federal outsourcing activity and the replacement of leased equipment with purchased equipment on a contract.

Interest Expense

Net interest expense decreased approximately $1.1 million compared to the second quarter of fiscal 2004. For the six months year-to-date net interest expense decreased $4.3 million, primarily as the result of one less week in the six months year-to-date of fiscal 2005 compared to the prior year period. Normalized net interest expense decreased approximately $1.5 million compared to the six months year-to-date of fiscal 2004. The decreases were the result primarily of an increase in interest income for the second quarter of fiscal 2005 and lower average interest bearing debt balances during the six months year-to-date of fiscal 2005.

Special Items

As disclosed in the Company's fiscal 2004 Annual Report on Form 10K, the Company has completed its review of the DynCorp operations and as a result the Company did not record any special items in the three or six month periods ended October 1, 2004 of fiscal 2005. During the three and six months ended October 3, 2003 the Company recorded special items of $9.2 million and $15.4 million ($5.7 million and $9.6 million after tax) for equipment, and related disposal costs that were no longer productive as the result of the DynCorp acquisition

Taxes

The provision for income taxes for fiscal 2005 and 2004 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates approximate 31.6% and 31.9% for the three and the six months ended October 1, 2004, compared to the 30.4% and 30.5% for the comparable periods in fiscal 2004. The increase in pretax income and a higher effective tax rate in fiscal 2005 resulted in a $13.0 million increase in taxes during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

Financial Condition

Cash Flows

The Company's cash flows were as follows (in millions):

	Six Months Year-to-Date
	Fiscal 2005	Fiscal 2004
Net cash from operations	$ 595.1	$377.0
Net cash used in investing	(696.5)	(562.1)
Net cash provided by financing	36.1	83.3
Effect of exchange rate changes on cash and cash equivalents	1.9	1.3
Net decrease in cash and cash equivalents	(63.4)	(100.5)
Cash and cash equivalents at beginning of year	609.7	299.6
Cash and cash equivalents at quarter end	$546.3 =====	$199.1 ========

Higher net earnings, an increase in non-cash expense, primarily depreciation and amortization and net advanced payments of approximately $183 million received for select new contracts generated the increase in operating cash flow. These increases were partially offset by deferred costs incurred on system development contracts of approximately $80 million, payment of management incentive bonuses and a decrease in accounts payable due to timing. DSO for the current year of 88 days was essentially flat compared to the prior year second quarter and had minimal impact on free cash flow. The Company's DSO performance is affected by revenue recognition on long-term fixed-priced contracts which result in unbilled receivable balances (see Critical Accounting Estimates, Note 1 - Summary of Significant Accounting Policies, and Note 7 - Receivables, in the Company's Annual Report on Form 10-K for the year ended April 2, 2004). Milestone billings on these contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial sectors.

Net cash outflow from investing activities increased during the six months of fiscal 2005 as compared to fiscal 2004 primarily as a result of increased investment in computer equipment related to outsourcing contracts, investment in new outsourcing contracts, investment in contract dedicated software related to the NHS contract and the acquisition of the minority interest in a consolidated subsidiary.

The change in cash provided by financing activities is the result of higher borrowing activity in fiscal 2004 to finance working capital requirements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $546.3 million at October 1, 2004 and $609.7 million at April 2, 2004. Equity increased during the six months year-to-date of fiscal 2005 as a result of earnings and the exercise of stock options. These increases were partially offset by grants of unearned restricted stock of $11.0 million during the first quarter of fiscal 2005. As of October 1, 2004 the Company's debt to total capitalization ratio was 29.1%, down from 30.1% at the end of fiscal 2004. The decline in the ratio was due to the increase in equity.

The Company has $500 million of 7.5% term debt that is due August, 2005 and is included in current maturities of long-term debt on the balance sheet. Please see the discussion below regarding the Company's ability to meet its liquidity and cash needs for the foreseeable future.

The Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.

Historically a majority of the Company's capital investments have been funded by cash from operations. As of October 1, 2004 the Company had no commercial paper outstanding. In August, 2004 the Company entered into a new credit agreement for a committed line of credit providing $700 million of long-term commercial paper backup. The new credit line replaced the existing short-term and long-term credit facilities and expires in August, 2009. The line of credit requires the Company to limit liens placed on assets to liens incurred in the ordinary course of business, limit maximum consolidated total debt to consolidated total capitalization ratio of .50 to 1.00 and maintain consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio of not more than 2.50 to 1.00.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described in the Company's Form 10-K.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended April 2, 2004.

During its September 2004 meeting the Emerging Issues Task Force (EITF) reached a consensus on Issue 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. Issue 04-10 addresses how an enterprise should evaluate the aggregating criteria in Paragraph 17 of FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with Paragraph 19 of that Statement. Issue 04-10 is effective for fiscal periods ending after October, 2004. The Company is currently evaluating the effects, if any, the Issue will have on its segment reporting disclosure.

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

revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial sectors. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

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

These factors include, without limitation, the following: (i) changes in the Global Commercial demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) changes in U.S. federal government spending levels for information technology and other services; (iii) competitive pressures; (iv) the credit worthiness of the Company's commercial customers; (v) the Company's ability to recover its accounts receivable; (vi) the Company's ability to recover its capital investment in outsourcing contracts; (vii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (viii) the future profitability of the Company's long-term contracts with customers; (ix) the future profitability of the Company's fixed-price contracts, including the impact of the Company's ability to negotiate contract modifications as may be required on changes to development contracts; (x) the Company's ability to consummate and integrate acquisitions and form alliances; (xi) the Company's ability to attract and retain qualified personnel; (xii) early termination of client contracts; and (xiii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 2, 2004, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended October 1, 2004, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of October 1, 2004 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended October 1, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

The Company is currently party to a number of disputes which involve or may involve litigation. CSC is engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. While no assurance can be made as to future claims, the Company is not currently aware of any disputes or claims giving rise to any liability required to be reported under applicable disclosure law. Like many companies in the corporate community, the Company is facing legal proceedings involving allegations of improperly classifying a loosely defined cadre of employees as exempt from overtime; it is too soon to draw conclusions as to the likely outcome of these proceedings. The Company intends to investigate and defend this litigation while also pursuing alternative dispute resolution possibilities.

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

3.3	Bylaws, amended and restated effective November 8, 2004
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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

Item 6.  Exhibits and Reports on Form 8-K (continued)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)
10.12	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99(C)(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.13	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)
10.14	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.15	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.16	Supplemental Executive Retirement Plan, amended and restated effective August 9, 2004
10.17

Deferred Compensation Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.18

Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.19

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997).

10.20	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)
10.21

Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.22	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.23	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.24	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

Item 6.  Exhibits and Reports on Form 8-K (continued)
10.25	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998)
10.26

Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.27	Credit Agreement dated as of August 13, 2004
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer
99	Revenue By Segment
*Management contract or compensatory plan or agreement

b.	Reports on Form 8-K:

There was one report on Form 8-K filed during the second quarter of fiscal 2005. On August 10, 2004 the registrant filed a current report on Form 8-K reporting its financial results for the fiscal quarter ended July 2, 2004.