Form 10-Q/A
period 2004-10-01
COMPUTER SCIENCES CORP
filed 2004-11-12
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This disclosure is identical to the Form 10-Q filed on November 10, 2004. This 10-Q/A is filed solely for the purpose of adding the signature page which was inadvertently omitted from the original filing.

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

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.

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

COMPUTER SCIENCES CORPORATION

Date: November 12, 2004	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer