Form 10-Q
period 2004-12-31
COMPUTER SCIENCES CORP
filed 2005-02-09
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

191,100,200 shares of Common Stock, $1.00 par value, were outstanding on January 21, 2005.

COMPUTER SCIENCES CORPORATION

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income, Third Quarter and
	Nine Months Ended December 31, 2004 and January 2, 2004	1

	Consolidated Condensed Balance Sheets,
	December 31, 2004 and April 2, 2004	2

	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended December 31, 2004 and January 2, 2004	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	31

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Dec. 31, 2004	Jan. 2, 2004	Dec. 31, 2004	Jan. 2, 2004

Revenues	$3,516.8	$3,329.5	$10,260.8	$9,937.7

Costs of services	2,822.2	2,662.3	8,276.5	8,062.6
Selling, general and administrative	198.9	191.8	602.1	580.9
Depreciation and amortization	268.1	249.7	781.5	709.3
Interest expense	40.2	42.6	119.6	126.2
Interest income	(3.8)	(1.6)	(8.3)	(6.0)
Special items		7.3		22.7

Total costs and expenses	3,325.6	3,152.1	9,771.4	9,495.7

Income before taxes	191.2	177.4	489.4	442.0
Taxes on income	57.2	54.2	148.6	133.1

Income from continuing operations	134.0	123.2	340.8	308.9
Income from discontinued operations,
net of taxes	23.5	5.2	57.6	19.9

Net income	$ 157.5	$ 128.4	$ 398.4	$ 328.8
	========	========	========	========

Earnings per share:
Continuing Operations	$ 0.70	$ 0.66	$ 1.80	$ 1.65
Discontinued Operations	0.12	0.03	0.30	0.11

Basic*	$ 0.83	$ 0.69	$ 2.11	$ 1.76
	========	========	========	========

Continuing Operations	$ 0.69	$ 0.65	$ 1.78	$ 1.64
Discontinued Operations	0.12	0.03	0.30	0.11

Diluted*	$ 0.82	$ 0.68	$ 2.08	$ 1.74
	========	========	========	========

* Amounts may not add as a result of rounding.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions)	Dec. 31, 2004	April 2, 2004

ASSETS
Cash and cash equivalents	$ 753.6	$ 609.7
Receivables	3,618.2	3,398.3
Prepaid expenses and other current assets	1,028.5	618.7
Assets of operations held for sale	782.1	552.4
Total current assets	6,182.4	5,179.1

Property and equipment, net	2,317.7	2,174.6
Outsourcing contract costs, net	1,198.2	1,131.8
Software, net	451.3	403.2
Excess of cost of businesses acquired over
related net assets, net	2,432.3	2,345.1
Other assets	517.5	570.2
Total assets	$13,099.4 ========	$11,804.0 ========

LIABILITIES
Short-term debt and current
maturities of long-term debt	$ 579.3	$ 60.2
Accounts payable	686.8	797.4
Accrued payroll and related costs	617.9	628.7
Other accrued expenses	1,246.7	1,017.2
Deferred revenue	572.4	334.0
Income taxes payable	450.6	284.5
Liabilities of operations held for sale	191.2	149.9
Total current liabilities	4,344.9	3,271.9

Long-term debt, net	1,804.6	2,306.4
Other long-term liabilities	745.4	722.0

STOCKHOLDERS' EQUITY
Common stock issued, par value $1.00 per share	191.5	188.3
Additional paid-in capital	1,660.3	1,539.2
Earnings retained for use in business	3,996.3	3,597.9
Accumulated other comprehensive income	387.0	198.4
Less common stock in treasury	(19.3)	(19.2)
Unearned restricted stock	(11.3)	(.9)
Total stockholders' equity	6,204.5	5,503.7
Total liabilities and stockholders' equity	$13,099.4	$11,804.0
	========	========

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 31, 2004	Jan. 2, 2004
Cash flows from operating activities:
Net income	$ 398.4	$ 328.8
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization and other
non-cash charges	849.2	775.5
Changes in assets and liabilities, net of
effects of acquisitions:
Increase in assets	(854.8)	(373.5)
Increase (decrease) in liabilities	567.3	(57.1)

Net cash provided by operating activities	960.1	673.7

Investing activities:
Purchases of property and equipment	(619.7)	(531.9)
Acquisitions, net of cash acquired	(20.5)
Dispositions	31.3	26.9
Outsourcing contracts	(218.2)	(191.9)
Software	(150.5)	(115.1)
Other investing cash flows	28.7	(7.8)

Net cash used in investing activities	(948.9)	(819.8)

Financing activities:
Repayment under commercial paper, net		(309.2)
Borrowings under lines of credit, net	7.7
Proceeds from debt issuance		298.1
Principal payments on long-term debt	(5.2)	(30.1)
Proceeds from stock option and other common stock
transactions	109.6	24.8
Other financing cash flows	8.4	6.8

Net cash provided by (used in) financing activities	120.5	(9.6)

Effect of exchange rate changes on cash
and cash equivalents	12.2	4.5

Net increase (decrease) in cash and cash equivalents	143.9	(151.2)

Cash and cash equivalents at beginning of year	609.7	299.6

Cash and cash equivalents at end of period	$ 753.6 ========	$ 148.4 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current year presentation.

Note 2 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Third Quarter Ended
	Dec. 31, 2004	Jan. 2, 2004

Income from continuing operations	$ 134.0	$ 123.2
Income from discontinued operations, net of tax	23.5	5.2
Net income	$ 157.5 ========	128.4 ========

Common share information:
Average common shares outstanding for basic EPS	190.080	187.385
Dilutive effect of stock options	2.749	1.579
Shares for diluted EPS	192.829 ========	188.964 ========

Income from continuing operations	$ 0.70	$ 0.66
Income from discontinued operations, net of tax	0.12	0.03
Basic EPS*	$ 0.83 ========	$ 0.69 ========

Income from continuing operations	$ 0.69	$ 0.65
Income from discontinued operations, net of tax	0.12	0.03
Diluted EPS*	$ 0.82 ========	$ 0.68 ========
* Amounts may not add as a result of rounding.

Note 2 - Earnings Per Share (continued)

	Nine Months Ended
	Dec. 31, 2004	Jan. 2, 2004

Income from continuing operations	$ 340.8	$ 308.9
Income from discontinued operations, net of tax	57.6	19.9

Net income	$ 398.4 ========	$ 328.8 ========

Common share information:
Average common shares outstanding for basic EPS	189.053	187.151
Dilutive effect of stock options	2.068	1.322

Shares for diluted EPS	191.121 ========	188.473 ========

Income from continuing operations	$ 1.80	$ 1.65
Income from discontinued operations, net of tax	0.30	0.11
Basic EPS*	$ 2.11 ========	$ 1.76 ========

Income from continuing operations	$ 1.78	$ 1.64
Income from discontinued operations, net of tax	0.30	0.11
Diluted EPS*	$ 2.08 ========	$ 1.74 =======

* Amounts may not add as a result of rounding.

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 3,114,525 and 8,933,581 for the nine months ended December 31, 2004 and January 2, 2004, respectively.

Note 3 - Discontinued Operations

On December 12, 2004, CSC entered into a definitive agreement to sell the international and other select operations of DynCorp to allow CSC's U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. As a result of this decision, the operating revenue and expense of those operations have been classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The sale is expected to close in February 2005.

The following discloses the results of the discontinued operations for the quarter and nine months ended December 31, 2004 and January 2, 2004 (in millions):

	Third Quarter Ended
	Dec. 31, 2004	Jan. 2, 2004
Revenue	$ 474.9	$ 291.7
Income before taxes	38.1	8.5
Net Income	23.5	5.2

	Nine Months Ended
	Dec. 31, 2004	Jan. 2, 2004
Revenue	$1,401.8	$ 829.4
Income before taxes	93.6	32.4
Net income	57.6	19.9

The following is a summary of the assets and liabilities of the held for sale operations as of December 31, 2004 and April 2, 2004 (in millions):

	Dec. 31, 2004	April 2, 2004

Total receivables, net	$ 426.4	$ 218.0
Prepaid expenses and other assets	41.2	22.5
Goodwill and certain intangibles	303.0	307.6
Investments	.7	.6
Property, plant and equipment	10.8	3.7
Total Assets	$ 782.1 ========	$ 552.4 ========

Accounts payable	$ 2.4	$ 13.0
Accrued expenses	154.7	101.0
Deferred income taxes	34.1	35.9
Total Liabilities	$ 191.2 ========	$ 149.9 ========

Note 4 - Stock Incentive Plans

On December 31, 2004, the Company had eight stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 11 of the Company's 2004 Annual Report filed on Form 10-K. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income over the vesting period.

	Third Quarter Ended
	Dec. 31, 2004	Jan. 2, 2004

Net income, as reported	$ 157.5	$ 128.4
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1.5	.9
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(8.8)	(9.1)
Pro forma net income	$ 150.2 ========	$ 120.2 ========
Earnings per share:
Basic - as reported	$ 0.83	$ 0.69
Basic - pro forma	0.79	0.64

Diluted - as reported	0.82	0.68
Diluted - pro forma	0.78	0.64

	Nine Months Ended
	Dec. 31, 2004	Jan. 2, 2004

Net income, as reported	$ 398.4	$ 328.8
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	4.6	4.0
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(27.2)	(31.3)
Pro forma net income	$ 375.8 ========	$ 301.5 ========

Earnings per share:
Basic - as reported	$ 2.11	$ 1.76
Basic - pro forma	1.99	1.61

Diluted - as reported	2.08	1.74
Diluted - pro forma	1.97	1.60

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Dec. 31, 2004	April 2, 2004

Property and equipment	$3,291.8	$2,850.9
Excess of cost of businesses acquired over
related net assets (goodwill)	345.2	329.0

Note 6 - Dividends

No dividends were paid during the periods presented. At December 31, 2004 and April 2, 2004, there were 191,473,898 and 188,294,022 shares, respectively, of $1.00 par value common stock issued. The Company had 454,604 and 452,257 shares of treasury stock as of December 31, 2004 and April 2, 2004.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $125.2 million and $122.5 million for the nine months ended December 31, 2004 and January 2, 2004, respectively. Net cash payments for taxes on income were $37.3 million and $32.0 million for the nine months ended December 31, 2004 and January 2, 2004, respectively.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Third Quarter Ended
	Dec. 31, 2004	Jan. 2, 2004

Net income	$157.5	$128.4
Foreign currency translation adjustment	187.9	150.4
Unrealized gain (loss) on available for sale securities	(.1)	(.1)
Comprehensive income	$345.3 ========	$278.7 ========

	Nine Months Ended
	Dec. 31, 2004	Jan. 2, 2004

Net income	$398.4	$328.8
Foreign currency translation adjustment	188.8	297.6
Unrealized gain (loss) on available for sale securities	(.2)	(.5)
Comprehensive income	$587.0 ========	$625.9 ========

Note 8 - Comprehensive Income (continued)

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain (loss) on available for sale securities.

Note 9 - Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments, U.S. Federal and Global Commercial. The U.S. Federal segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. Information on reportable segments is as follows (in millions):

	Global	U.S.
	Commercial	Federal	Corporate	Total
Third Quarter Ended Dec. 31, 2004
Revenues	$2,373.0	$1,143.8		$3,516.8
Earnings (loss) before special items,
interest, taxes and results from
discontinued operations	169.5	65.8	$ (7.7)	227.6

Third Quarter Ended January 2, 2004
Revenues	2,136.7	1,192.8		3,329.5
Earnings (loss) before special items,
interest, taxes and results from
discontinued operations	136.7	97.3	(8.3)	225.7

	Global	U.S.
	Commercial	Federal	Corporate	Total

Nine Months Ended Dec. 31, 2004
Revenues	$6,790.7	$3,470.1		$10,260.8
Earnings (loss) before special items,
interest, taxes and results from
discontinued operations	393.8	227.6	$(20.7)	600.7

Nine Months Ended January 2, 2004
Revenues	6,231.3	3,706.4		9,937.7
Earnings (loss) before special items,
interest, taxes and results from
discontinued operations	338.0	270.7	(23.8)	584.9

Note 10 - Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to validate the carrying value of goodwill at least annually or as circumstances require. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The annual validation test for all reporting units was performed during the second quarter ended October 1, 2004, which supported the goodwill balance.

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended December 31, 2004 is as follows (in millions):

	Global	U.S.
	Commercial	Federal	Total

Balance as of April 2, 2004	$1,806.1	$ 539.0	$2,345.1
Additions	1.4	10.9	12.3
Dispositions	(6.3)		(6.3)
Foreign currency translation	81.2		81.2
Balance as of December 31, 2004	$1,882.4 ========	$ 549.9 ========	$2,432.3 ========

The Global Commercial additions to goodwill relate to an earn out payment associated with an acquisition made in Europe and dispositions relate to divestments of small non-core businesses in Europe and Australia. Additions to U.S. Federal goodwill during the nine months ended December 31, 2004 relate to the purchase of a minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." The U.S. Federal segment goodwill balance as of April 2, 2004 has been restated to account for $259.7 million in goodwill that was reclassed to assets held for sale as part of the discontinued operations summarized in Note 3.

Note 10 - Goodwill and Other Intangible Assets (continued)

A summary of amortizable intangible assets as of December 31, 2004 and April 2, 2004 is as follows:

	December 31, 2004
	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$1,111.4	$ 660.1	$ 451.3
Outsourcing contract costs	2,123.3	925.1	1,198.2
Other intangible assets	170.4	79.1	91.3

Total intangible assets	$3,405.1 ========	$1,664.3 ========	$1,740.8 ========

	April 2, 2004
	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$ 946.5	$ 543.3	$ 403.2
Outsourcing contract costs	1,903.6	771.8	1,131.8
Other intangible assets	170.4	67.8	102.6

Total intangible assets	$3,020.5 ========	$1,382.9 ========	$1,637.6 ========

Amortization expense related to intangible assets was $102.6 million and $91.0 million for the three months and $291.5 million and $246.8 for the nine months ended December 31, 2004 and January 2, 2004, respectively. Estimated amortization expense related to intangible assets as of April 2, 2004 for each of the subsequent five fiscal years, fiscal 2005 through fiscal 2009, is as follows (in millions): $340, $295, $257, $195, and $160. Other intangible assets balances as of April 2, 2004 have been restated to account for a $47.9 million reclass to assets held for sale as part of the discontinued operations summarized in Note 3.

Note 11 - Special Items

No charges were recorded during the quarter and nine months ended December 31, 2004. As disclosed in the Company's fiscal 2004 Annual Report on Form 10-K, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the March 2003 DynCorp acquisition. During the third quarter and nine months ended January 2, 2004, special items of $7.3 million and $22.7 million ($5.0 million and $14.6 million after tax) or 3 cents and 8 cents per share (diluted) were recorded, respectively. The charges include equipment and related disposal costs, that cannot accommodate the larger, integrated U.S. Federal sector business, and its use has been discontinued.

Note 12 - Acquisitions

As a result of the DynCorp acquisition, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles for the United States require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of December 31, 2004, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	Dec. 31, 2004	Dec. 31, 2004
Severance payments	$ 7.1	$ 6.4	$ .7
Facility consolidations	66.6	26.6	40.0
Other	6.1	1.6	4.5
	$ 79.8 ========	$ 34.6 ========	$ 45.2 ========

Note 13 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $505.5 million of such working capital lines; however, as of December 31, 2004, the amount of the maximum potential payment is $64.2 million, the amount of the related outstanding subsidiary debt. The $64.2 million outstanding debt is reflected in the Company's consolidated financial statements.

On August 13, 2004, the Company entered into a $700 million long-term credit agreement that replaced its existing short-term and long-term credit facilities and will expire on August 13, 2009. At the time the new credit agreement was signed, neither the short-term nor the long-term credit facility had an outstanding balance. On December 31, 2004 the Company had no commercial paper outstanding; therefore, the full $700 million was available under the long term credit facility.

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

Note 14 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2004		January 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pensions	Plans	Plans	Plans	Plans

Service cost	$ 23.9	$ 19.1	$ 21.5	$ 14.0
Interest cost	21.2	18.8	20.9	13.8
Expected return on assets	(22.7)	(19.1)	(21.8)	(12.9)
Amortization of transition obligation		.3		.2
Amortization of prior service costs	1.3	.2	1.2	.2
Amortization of unrecognized net loss		2.7		2.9
Recognized actuarial loss	4.2		1.6
Settlement/curtailment			.6
Net periodic pension cost	$ 27.9	$ 22.0	$ 24.0	$ 18.2
	======	======	======	======

	Nine Months Ended		Nine Months Ended
	December 31, 2004		January 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pensions	Plans	Plans	Plans	Plans

Service cost	$ 74.4	$ 54.8	$ 64.5	$ 42.0
Interest cost	67.2	55.2	62.7	41.4
Expected return on assets	(72.1)	(56.1)	(65.4)	(38.7)
Amortization of transition obligation		.9		.6
Amortization of prior service costs	3.2	.4	3.6	.6
Amortization of unrecognized net loss		8.0		8.7
Recognized actuarial loss	12.1		4.8
Settlement/curtailment			1.8
Net periodic pension cost	$ 84.8 ======	$ 63.2 ======	$ 72.0 ======	$ 54.6 ======

Note 14 - Pension and Other Benefit Plans (continued)

	Three Months Ended		Three Months Ended
	December 31, 2004		January 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other Postretirement Benefits	Plans	Plans	Plans	Plans

Service cost	$ .3	$ .1	$ .3	$ .1
Interest cost	1.8	.1	1.8
Expected return on assets	(1.3)		(1.0)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Recognized actuarial loss	.1		.2
Net provision for postretirement benefits	$ 1.5 ======	$ .2 ======	$ 1.9 ======	$ .1 ======

	Nine Months Ended		Nine Months Ended
	December 31, 2004		January 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other Postretirement Benefits	Plans	Plans	Plans	Plans

Service cost	$ 1.0	$ .3	$ .9	$ .3
Interest cost	5.5	.3	5.4	.2
Expected return on assets	(3.9)		(3.0)
Amortization of transition obligation	1.2		1.2
Amortization of prior service costs	.6		.6
Recognized actuarial loss	.5		.6
Net provision for postretirement benefits	$ 4.9 ======	$ .6 ======	$ 5.7 ======	$ .5 ======

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) resulted in a reduction in the Company's accumulated postretirement benefit obligation (APBO) of $8.5 million as of April 2, 2004, which represents an actuarial gain that will be amortized over future service periods. This gain, in accordance with FASB Statement of Position 106-2, was first realized in the second quarter of fiscal 2005 resulting in an immaterial adjustment to the second and subsequent quarters net periodic postretirement benefit cost (NPPBC). The recognition of the effects of the Act is expected to have an immaterial impact on future periods' NPPBC.

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

			Other
			Postretirement
	Pension Plans		Benefit Plans
Expected Employer Contributions	U.S. Plans	Non U.S. Plans	U.S. Plans
2005	$ 115	$ 40	$ 15
Expected Benefit Payments
2005	$ 45	$ 30	$ 5
2006	50	25	5
2007	55	30	10
2008	65	30	10
2009	75	35	10
2010 - 2014	565	230	45

No significant cash flow is expected for other post retirement benefit plans outside the U.S.

Note 15 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123(R) eliminates the alternative to use Opinion 25's intrinsic value method of accounting. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company plans to adopt SFAS No. 123 (R) no later than the quarter ended September 30, 2005. The adoption of this statement will increase reported expenses; the magnitude of the impact is still being determined.

During the September 2004 Emerging Issues Task Force meeting, the SEC staff discussed the "Use of the Residual Method to Value Acquired Assets Other Than Goodwill." The SEC staff concluded in SEC Staff Announcement D-108 that the residual method for valuing acquired assets other than goodwill does not comply with the requirements of Statement 141. Paragraph 37(e) of Statement 141 requires intangible assets that meet the recognition criteria to be recorded at fair value. The SEC staff concluded the residual method should no longer be used to value intangible assets other than goodwill. Rather a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141. Impairment testing of intangible assets similarly should not rely on a residual method and should, instead, comply with the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets." SEC Staff Announcement D-108 is effective for business combinations completed after September 29, 2004 and registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company is currently evaluating this announcement, but the adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued staff position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. As a result of the Act, an issue has arisen as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff concluded that the deduction should be accounted for as a special deduction in accordance with Statement 109. FSP No. 109-1 was effective upon issuance. During the third quarter of fiscal 2005, the FSP did not impact the Company's consolidated financial position or results of operations, but may in future periods.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 specifies that the subsidy initially received under the Act is recorded as an actuarial gain to the accumulated postretirement benefit obligation (APBO), and amortized over future service periods. Future subsidies or reductions in covered claims will reduce period service costs. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004. During the second quarter of fiscal 2005, the Company determined its plan to be at least actuarially equivalent based on an analysis of the net company cost, and chose to prospectively adopt the provisions of the Act. The required disclosure provisions are presented in Note 14.

During its November 2004 meeting the EITF reached a consensus to modify the September 2004 consensus on Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" to change the effective date to coincide with the effective date of the anticipated FSP that will address the meaning of similar economic characteristics. Issue 04-10 addresses how an enterprise should evaluate the aggregating criteria in Paragraph 17 of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of that Statement. The FASB staff anticipates that the final issuance of the FSP will be in March 2005, with a likely effective date for fiscal periods ending after March 15, 2005. The Company is currently evaluating the effects, if any, the Issue, would have on its segment reporting disclosures.

In December 2004, the FASB issued staff position (FSP) 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. As a result of the Act, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of both current and prior years' unremitted foreign earnings for purposes of applying Statement 109. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. FSP No. 109-2 was effective upon issuance. During the third quarter of fiscal 2005, the FSP did not impact the Company's consolidated financial position or results of operations, but may in future periods.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2005 versus
Third Quarter and First Nine Months of Fiscal 2004

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 2, 2004. The following discusses the Company's results of operations and financial condition as of and for the three and nine months ended December 31, 2004, and the comparable periods for the prior fiscal year.

During the third quarter the Company announced a definitive agreement to sell its DynCorp International unit and several other units purchased with DynCorp during March 2003. The units to be sold are now classified as held for sale and results are reported as discontinued operations, including the results of prior periods. Accordingly, the revenues and expenses as reported exclude the results of these operations. All references to results of operations are to continuing operations unless stated otherwise.

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

Third Quarter Overview

Key highlights of the third quarter and year-to-date include:

Third quarter revenues as reported rose 5.6%, approximately 2.5% before currency fluctuations. Revenues of the discontinued operations were $474.9 million, an increase of 63.0%.

  Nine months year-to-date revenue as reported increased 3.3%, approximately .2% on a constant currency basis. Revenues of the discontinued operations for the nine months were $1.4 billion, an increase of 69.0%.

Income from continuing operations grew 8.8% for the third quarter and 10.3% year-to-date. Income including discontinued operations grew 22.7% for the third quarter and 21.2% year-to-date.

  Diluted earnings per share from continuing operations were up 6.2% for the third quarter and 8.5% year-to-date. Diluted earnings per share including discontinued operations were up 20.6% for the third quarter and 19.5% year-to-date.

New business announcements of $5.3 billion and $14.1 billion were announced for the quarter and year-to-date, respectively.

    Cash flows from operating activities generated $960.1 million for the nine months of fiscal 2005 versus $673.7 million for the first nine months of fiscal 2004. Cash used for investing activities was $948.9 million for the first nine months of fiscal 2005 versus $819.8 million for the fiscal 2004 comparable period and the free cash flow deficit was eliminated during the first nine months of fiscal 2005 compared to a deficit of $173.0 million for the first nine months of fiscal 2004.

DSO of 94 days was essentially flat compared to DSO of 95 days on a year-over-year basis for the first nine months of fiscal 2005 and fiscal 2004, respectively.
Debt-to-total capitalization ratio at quarter-end improved to 27.8% from 30.1% and 31.8% at fiscal 2004 year-end and third quarter-end, respectively.
ROI for the last twelve months ended December 31, 2004, including the results of discontinued operations, was 8.7%.

The Company made new business announcements of $5.3 billion for the third fiscal quarter included the following significant wins:

Global Commercial

General Dynamics memorandum of understanding ($1.6 billion) Ascension Health ($1.35 billion)
Textron ($1.1 billion)

U.S. Federal

US Army Aviation & Missile Command ($500 million)
U.S. Air Force Material Systems Group ($108 million)

  These multi-year announcements represent the estimated value at inception. However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and annual funding constraints and indefinite delivery and volume characteristics of major portions of the Company's U.S. Federal activities.

  Revenue growth for the third quarter and nine months year-to-date of fiscal 2005 was led by CSC's Global Commercial sector which benefited from growth in Europe generated by outsourcing revenue from recent contract wins, as well as professional services growth, primarily from design and build activities. Third quarter growth also benefited from new outsourcing engagements in the U.S. Movement in foreign currency exchange rates also contributed to growth; however, future changes in currency rates cannot be predicted. Lower discretionary spending continues to affect commercial consulting and systems integration markets. U.S. Federal revenues from continuing operations decreased as certain Department of Defense programs were completed or phased out. As addressed in MD&A of recent quarters, the Company's US Federal revenue growth had been driven primarily by contracts to provide assistance to government programs abroad. These programs are included in the DynCorp International operations being divested, particularly operations within Iraq and Afghanistan to provide physical and personal security and training and staffing services. DynCorp International's revenues and expenses are included in discontinued operations.

  ROI for the twelve months ended December 31, 2004, including the results of discontinued operations, was approximately 8.7%. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

  Higher cash flow generated from operating activities during the nine months year-to-date of fiscal 2005 versus nine months year-to-date of fiscal 2004 resulted from increased earnings, advanced customer payments and larger non-cash expense components such as depreciation and amortization.

  These increases in cash inflows were partially offset by cash outflows for work in progress and prepaid services. DSO for the nine months year-to-date of 94 days was essentially flat compared to the prior year and had minimal impact on operating cash flow. Higher outflows of cash for investing activities were primarily a result of up-front investments for fixed assets, software and other capitalized costs for new outsourcing contracts.

Results of Operations

Revenues

	Third Quarter
Dollars in millions	2005	2004	Change	Percent

U.S. Commercial	$ 993.8	$ 896.6	$ 97.2	10.8%
Europe	1,069.9	933.2	136.7	14.6
Other International	309.3	306.9	2.4	.8
Global Commercial Sector	2,373.0	2,136.7	236.3	11.1
U.S. Federal Sector	1,143.8	1,192.8	(49.0)	(4.1)
Total	$3,516.8 =======	$3,329.5 =======	$ 187.3 =======	5.6% ======

	Nine Months Year-to-Date
Dollars in millions	2005	2004	Change	Percent

U.S. Commercial	$ 2,834.6	$2,741.6	$ 93.0	3.4%
Europe	3,044.9	2,604.3	440.6	16.9
Other International	911.2	885.4	25.8	2.9
Global Commercial Sector	6,790.7	6,231.3	559.4	9.0
U.S. Federal Sector	3,470.1	3,706.4	(236.3)	(6.4)
Total	$10,260.8 =======	$9,937.7 =======	$ 323.1 =======	3.3% ======

  The factors affecting the percent change in revenues for the third quarter and nine months year-to-date of fiscal 2005 are as follows:

		Approximate
	Net	Impact of
	Internal	Currency
	Growth	Fluctuations	Total
Third Quarter
U.S. Commercial	10.8%		10.8%
Europe	5.3	9.3%	14.6
Other International	(4.1)	4.9	.8
Global Commercial	6.3	4.8	11.1
U.S. Federal Sector	(4.1)		(4.1)
Total	2.5	3.1	5.6

		Approximate
	Net	Impact of
	Internal	Currency
	Growth	Fluctuations	Total
Nine Months Year-to-date
U.S. Commercial	3.4%		3.4%
Europe	6.9	10.0%	16.9
Other International	(2.8)	5.7	2.9
Global Commercial	4.0	5.0	9.0
U.S. Federal Sector	(6.4)		(6.4)
Total	.2	3.1	3.3

  Revenue growth for the third quarter of fiscal 2005 was driven by commercial operations, both outsourcing revenue growth and professional services, with outsourcing accounting for approximately two thirds of revenue growth for the third quarter. Currency fluctuations in Global Commercial also had a positive impact on revenue for the quarter. The Company utilizes a fiscal reporting calendar and the first quarter of fiscal 2005 contained one week less than the comparable period in fiscal 2004. Normalized revenue growth for the nine months of fiscal 2005 versus the comparable period of fiscal 2004 would be approximately 1.2% higher than reported revenue growth. Revenue growth for the nine months ended December 31, 2004 as compared to the same period in the prior year was driven by strong outsourcing revenue growth in Europe and the U.S.

Global Commercial

  Significant Global Commercial outsourcing contracts won during fiscal 2004 and 2005 accounted for approximately $193 million of the third quarter fiscal 2005 growth and $484 million of the nine months year-to-date revenue growth. Design and build contracts won during the same period contributed an additional $13 million and $96 million in revenue to the third quarter and nine months year-to-date, respectively. Europe accounted for approximately $110 million and $352 million of the outsourcing revenue from these outsourcing contracts in the third quarter and nine months year-to-date, respectively, and the U.S. accounted for an additional $79 million and $132 million of the outsourcing revenue from these contracts for the same periods. Europe accounted for the majority of the revenue from the design and build contracts won during fiscal 2004 and 2005. License sales contributed an additional $17 million of growth for the third quarter and an additional $9 million for the nine months year-to-date versus comparable periods in the prior year. These increases resulted in constant currency growth for Global Commercial of 6.3% for the quarter. Global Commercial revenue growth also benefited from the gain on sale of minor non-core businesses of $10.4 million in the third quarter of fiscal 2005. The Company announced approximately $4.1 billion and $8.2 billion in Global Commercial business awards during the third quarter and nine months year-to-date of fiscal 2005, respectively, compared with $4.8 billion and $9.4 billion announced during comparable periods during fiscal 2004.

  Europe's revenue growth for the third quarter included contributions from the new SAS Group, National Grid Transco, and Zurich Financial Services outsourcing contracts and a design and build contract with the United Kingdom's National Health Service. Additional contributing outsourcing contracts for the nine months year-to-date included Royal Mail, Motorola and Marconi. Outsourcing revenue in Europe for the nine months year to date benefited from the recognition during the second quarter of approximately $10 million of deferred revenue related to a renegotiated contract. Costs related to this deferred revenue were recognized during prior periods. Europe continues to experience growth in the outsourcing market which contributed to an increase in European revenue of 5.3% for the third quarter and 6.9% for the nine months year-to-date. Soft demand for consulting and systems integration work, particularly in Germany and France, partially offset the revenue increases from outsourcing for the first half of the year, impacting the nine months year-to-date performance. The Company did see slight consulting and systems integration services revenue improvement in Germany for the December quarter.

  Revenue growth for the U.S. Commercial sector during the third quarter and nine months year-to-date of fiscal 2005 benefited from new and existing outsourcing contracts including Zurich Financial Services, Sears Roebuck & Co., Aon, and Boeing, which combined for $89 million and $145 million, respectively, of fiscal 2005 revenue growth. These gains were partially offset by lower revenue as a result of lower volumes on certain existing outsourcing engagements including DuPont, Nortel, and AT&T. The net effect of these and other changes in revenue was a 10.8% increase in U.S. Commercial revenue for the quarter and 3.4% increase in U.S. Commercial revenue for the nine months year-to-date.

  A 4.1% and 2.8% constant currency revenue decline in Other International's third quarter and nine months year-to-date fiscal 2005 revenue was the result of the closure of a product resale business in Australia and reduced volume on outsourcing contracts in Australia and Asia. The softness in these markets is expected to continue during the remainder of fiscal 2005.

US Federal

The Company's U.S. Federal revenues were generated from the following sources (in millions):

	Third Quarter
	2005	2004	Change	Percent

Department of Defense	$ 732.2	$ 741.0	$ (8.8)	(1.2)
Civil agencies	378.9	401.0	(22.1)	(5.5)
Other (1)	32.7	50.8	(18.1)	(35.6)
Total U.S. Federal	$1,143.8 =======	$1,192.8 =======	$ (49.0) =======	(4.1) =======

	Nine Months Year-to-Date
	2005	2004	Change	Percent

Department of Defense	$2,154.5	$2,243.7	$ (89.2)	(4.0)
Civil agencies	1,201.5	1,314.0	(112.5)	(8.6)
Other (1)	114.1	148.7	(34.6)	(23.3)
Total U.S. Federal	$3,470.1 ========	$3,706.4 =======	$ 236.3 =======	(6.4) =======

(1) Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal reporting segment.

  Revenues from Federal sector declined for the third quarter and nine months year-to-date versus the comparable prior periods primarily due to reduced efforts on certain logistic and support contracts with the US Army, completion of certain projects with civil agencies and the impact of a previously consolidated joint venture which is no longer consolidated due to a reorganization which resulted in a minority interest for CSC.

  Civil agencies revenue declines for the third quarter and nine months year-to-date as the result of completion of projects with NASA and the Federal Bureau of Investigation and were partially offset by revenues from a new project with the Department of Health and Human Services. The projects with NASA and the Federal Bureau of Investigation together provided approximately $45 million of revenue in the third quarter of fiscal 2004 and $145 million for the nine months year-to-date, respectively.

  Revenue from the Department of Defense decreased for the quarter primarily due to reduced efforts on certain logistic and support contracts with the US Army and the impact of a previously consolidated joint venture which is no longer consolidated due to a reorganization which resulted in a minority interest for CSC. Partially offsetting these reductions were new contracts for IT engineering and management services with the intelligence services, equipment procurement and installation contract with the US Army and a contract to provide flight simulators to the US Army. The logistic and support contracts with US Army and the joint venture which is no longer consolidated provided approximately $91 million of revenue in the third quarter of fiscal 2004 and $357 million of revenue for the nine months year-to-date. Revenue from the Department of Defense for the nine months year-to-date declined as the result of the completion of projects and the de-consolidation of the joint venture. New programs with the Army for equipment procurement and installation, the Navy and the intelligence services for IT engineering and management services partially offset the revenue decline due to completed projects.

  Revenue from other U.S. Federal activities decreased for the quarter and nine months year-to-date due primarily to reduced activity on a project with the state of New York as the project nears completion.

  During the third quarter and nine months year-to-date of fiscal 2005 the Company announced federal contract awards with a total value of $1.2 billion and $5.9 billion, respectively, compared to $1.2 billion and $4.4 billion announced during the respective periods, of fiscal 2004. The fiscal 2005 awards had minimal impact on third quarter revenue.

Costs and Expenses

The Company's costs and expenses were as follows (in millions):

	Third Quarter
			Percentage		Percentage
	Dollar Amount		of Revenue		Point
	2005	2004	2005	2004	Change

Cost of services	$2,822.2	$2,662.3	80.3%	80.0%	.3
Selling, general and administrative	198.9	191.8	5.7	5.8	(.1)
Depreciation and amortization	268.1	249.7	7.6	7.5	.1
Interest expense, net	36.4	41.0	1.0	1.2	(.2)
Special Items		7.3		.2	(.2)
Total	$3,325.6 =======	$3,152.1 =======	94.6% =====	94.7% =====	(.1) ========

	Nine Months Year-to-Date
			Percentage		Percentage
	Dollar Amount		of Revenue		Point
	2005	2004	2005	2004	Change

Cost of services	$8,276.5	$8,062.6	80.6%	81.1%	(.5)
Selling, general and administrative	602.1	580.9	5.9	5.9
Depreciation and amortization	781.5	709.3	7.6	7.1	.5
Interest expense, net	111.3	120.2	1.1	1.2	(.1)
Special Items		22.7		.2	(.2)
Total	$9,771.4 =======	$9,495.7 =======	95.2% =====	95.5% =====	(.3) ======

  Comparing the third quarter and nine months year-to-date of fiscal 2005 and 2004, total costs and expenses decreased as a percentage of revenue. Lower selling, general and administrative costs and interest expense as a percentage of revenue and the impact of the special item in fiscal 2004 were partially offset by higher costs of services and depreciation and amortization costs for the third quarter. For the nine months year-to-date total costs and expenses decreased as a percentage of revenue as the result of lower cost of services and interest expense as a percentage of revenue and the impact of the special item during fiscal 2004 partially offset by higher depreciation and amortization.

  The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 3.1 percentage points for the quarter and nine months year-to-date on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue.

Costs of Services

  Costs of services (COS) as a percentage of revenue for the third quarter of fiscal 2005 was 80.3%, compared to 80.0% for the year earlier period. The increase in the ratio was driven by the U.S. Federal segment. Factors included the recognition of costs of $11.2 million for which recoverability has not yet been determined to be probable. The U.S. Federal comparison was also impacted by favorable performance, as previously disclosed, in the fiscal 2004 base period as a result of normal program reviews on long-term contracts and from the final settlement for modifications to a fixed price contract. The U.S. Federal cost ratio increase was offset somewhat by Global Commercial performance improvement, particularly in European operations, for which improvements more than offset the impact of a $11.7 million charge in U.S. consulting operations for the difference between the remaining rent obligations and future sublet income on subleased properties and the write-off of related leasehold improvements.

  COS as a percentage of revenue for the nine months year-to-date improved to 80.6% from 81.1%, driven primarily by improved cost performance on Global Commercial activities including reduced employment costs and reduced volumes on lower margin activities in U.S. outsourcing, and the closure of a low margin product reseller business in Australia. These factors totaled approximately .4% points of improvement. This commercial improvement was offset somewhat by slightly weaker performance in the U.S. Federal segment, where favorable trends for the first half were offset by the third quarter results described above. Contributing the other .1% point of improvement was a favorable mix variance, resulting from Federal operations, with a generally higher cost of services ratio, being a smaller portion of total operations.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was essentially flat as a percentage of revenue for the third quarter of fiscal 2005 and the nine months year-to-date.

Depreciation and Amortization

  Depreciation and amortization increased .1% as a percentage of revenue to 7.6% for the third quarter of fiscal 2005 versus the comparable period in the prior year and .5% as a percentage of revenue to 7.6% for the nine months year-to-date attributable to computer equipment investment, associated with Global Commercial and U.S. Federal outsourcing activity requirements.

Interest Expense

  Interest expense decreased approximately $2.4 million compared to the third quarter of fiscal 2004 and approximately $6.6 million for nine months year-to-date. The decreases were the result of one less week in the nine months year-to-date of fiscal 2005 compared to the prior year period and lower average interest bearing debt balances during the nine months year-to-date of fiscal 2005. Interest income increased approximately $2.2 million compared to the third quarter of fiscal 2004 and approximately $2.3 million for the nine months year-to-date resulting in a decrease in net interest expense for the third quarter of fiscal 2005 of approximately $4.6 million and approximately $8.9 million for the nine months year-to-date versus comparable periods in the prior year.

Special Items

  As disclosed in the Company's fiscal 2004 Annual Report on Form 10K, the Company has completed its review of the DynCorp operations and as a result the Company did not record any special items in the three or nine month periods ended December 31, 2004 of fiscal 2005. During the three and nine months ended January 2, 2004 the Company recorded special items of $7.3 million and $22.7 million ($5.0 million and $14.6 million after tax) for equipment and related disposal costs that were no longer productive as the result of the DynCorp acquisition.

Taxes

  The provision for income taxes for fiscal 2005 and 2004 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates on income from continuing operations were approximately 29.9% and 30.4% for the three and nine months ended December 31, 2004, compared to approximately 30.6% and 30.1% for the comparable periods in fiscal 2004. The increase in pretax income from continuing operations in fiscal 2005 resulted in a $3.0 million increase in taxes during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Discontinued Operations

  Income from discontinued operations, net of income taxes, was $23.5 million and $5.2 million, respectively, for the third quarter of fiscal 2005 and 2004, and $57.6 million and $19.9 million, respectively, for the nine months year-to-date for fiscal 2005 and 2004. Discontinued operations for the third quarter of fiscal 2005 and 2004 and the nine months year-to-date for fiscal 2005 and 2004 represent the net results of the Company's DynCorp International Subsidiary, DynCorp Marine Subsidiary, and certain aviation maintenance contracts (collectively DynCorp International) which were previously included in the U.S. Federal Sector reporting segment. DynCorp International's assets and liabilities are classified as held for sale at December 31, 2004. For the nine months ended December 31, 2004 DynCorp International had a negative impact of approximately $132.7 million on the Company's free cash flow.

  The Company entered into an agreement to sell DynCorp International in December 2004 with a projected sale closing date in February 2005. As a result of the sale, CSC anticipates recording a non-recurring before income taxes gain in excess of $400 million.

Financial Condition

Cash Flows

The Company's cash flows were as follows (in millions):

	Nine Months Year-to-Date
	Fiscal	Fiscal
	2005	2004
Net cash from operations	$ 960.1	$ 673.7
Net cash used in investing	(948.9)	(819.8)
Net cash provided by (in use) financing	120.5	(9.6)
Effect of exchange rate changes on cash and cash equivalents	12.2	4.5
Net increase (decrease) in cash and cash equivalents	143.9	(151.2)
Cash and cash equivalents at beginning of year	609.7	299.6
Cash and cash equivalents at quarter end	$ 753.6 =======	$ 148.4 ========

  Higher net earnings, an increase in non-cash expense, primarily depreciation and amortization, and net advanced payments of approximately $199 million received for select new contracts generated the increase in operating cash flow. These increases were partially offset by deferred costs incurred on system development contracts of approximately $77 million, and an increase in accounts receivable. DSO year-to-date for fiscal 2005 of 94 days was essentially flat compared to prior year, and had minimal impact on free cash flow. The Company's cash flow and DSO performance is affected by revenue recognition on long-term fixed-priced contracts which result in unbilled receivable balances (see Critical Accounting Estimates, Note 1 - Summary of Significant Accounting Policies, and Note 7 - Receivables, in the Company's Annual Report on Form 10-K for the year ended April 2, 2004), and cost deferrals for unpriced change orders and claims. Milestone billings on these contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial sectors.

  Net cash outflow for investing activities increased during the nine months of fiscal 2005 as compared to fiscal 2004 primarily as a result of increased investment in computer equipment related to outsourcing contracts, investment in contract specific software related to the NHS contract and the acquisition of the minority interest in a consolidated subsidiary.

  The change in cash provided by financing activities is the result of the increased exercising of stock options due to favorable market conditions and limited repayment of long-term debt during the nine months ended December 31, 2004.

Liquidity and Capital Resources

  The balance of cash and cash equivalents was $753.6 million at December 31, 2004 and $609.7 million at April 2, 2004. Equity increased during the nine months year-to-date of fiscal 2005 as a result of earnings, the exercise of stock options, and foreign currency translation. These increases were partially offset by grants of unearned restricted stock of $11.0 million during the first quarter of fiscal 2005. Debt-to-total capitalization ratio at quarter-end improved to 27.8% from 30.1% and 31.8% at fiscal 2004 year-end and third quarter-end, respectively. The decline in the ratio was due to the increase in equity.

  The Company has $500 million of 7.5% term debt due August, 2005, included in current maturities of long-term debt on the balance sheet. Please see the discussion below regarding the Company's ability to meet its liquidity and cash needs for the foreseeable future.

  The Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.

  Historically a majority of the Company's capital investments have been funded by cash from operations. As of December 31, 2004 the Company had no commercial paper outstanding. In August, 2004 the Company entered into a new credit agreement for a committed line of credit providing $700 million of long-term commercial paper backup. The new credit line replaced the existing short-term and long-term credit facilities and expires in August, 2009. The line of credit requires the Company to limit liens placed on assets to liens incurred in the ordinary course of business, limit maximum consolidated total debt to consolidated total capitalization ratio of .50 to 1.00 and maintain consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio of not more than 2.50 to 1.00.

  The Company anticipates receiving approximately $775 million, less transaction costs, for the sale of DynCorp International. The Company may use the proceeds to pay down debt, repurchase CSC common shares, fund acquisitions and/or other general corporate purposes.

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

  The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Companies Annual Report on Form 10-K for fiscal 2004. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. Federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial sectors. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

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

  These factors include, without limitation, the following: (i) changes in demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (iii) competitive pressures; (iv) the Company's ability to consummate divestitures, and to consummate and integrate acquisitions and form alliances; (v) early termination of customer contracts; (vi) the Company's ability to collect its accounts receivable on a timely basis; (vii) the Company's ability to recover its capital investment in outsourcing contracts; (viii) the profitability of long-term customer contracts and fixed-price customer contracts, and the Company's ability to negotiate appropriate contract modifications; (ix) the Company's ability to attract and retain qualified personnel; and (x) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

  For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 2, 2004, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 31, 2004, there has been no significant change in related market risk factors.

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

  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2004 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

  During the fiscal quarter ended December 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

  The Company is currently party to a number of disputes which involve or may involve litigation. CSC is engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. In the course of business, discrepancies or claims arise as to the use or reliability of various software products provided by the Company for its customers. The Company works diligently to address deficiencies and mitigate liability exposures. The Company is not currently aware of any claims required to be reported under applicable disclosure law. Like many companies in the corporate community, the Company is facing legal proceedings involving allegations of improperly classifying a loosely defined cadre of employees as exempt from overtime. The Company investigated and is defending this litigation while also pursuing constructive dispute resolution possibilities.

Item 6. Exhibits

a. Exhibits

Exhibit
Number	Description of Exhibit

2.1

  Purchase Agreement dated as of December 12, 2004 by and among the Company, DynCorp, The Veritas Capital Fund II, L.P. and DI Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2004)

3.1

  Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2

  Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

3.3

  Bylaws, amended and restated effective November 8, 2004 (incorporated by reference to Exhibit 3.3 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.1

  1978 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

10.2

  1984 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

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

Item 6. Exhibits (continued)

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)

10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.11	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.12	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99I(13) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)

10.13	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)

10.14	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)

10.15	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.16

  Supplemental Executive Retirement Plan, amended and restated effective August 9, 2004 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.17

  Deferred Compensation Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.18

  Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.19

  Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.20	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

Item 6. Exhibits (continued)

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

10.26

  Rights Agreement dated February 18, 1998 (incorporated by reference to Exhibit (c)(4) to Amendment No. 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 26, 1998)

10.27

  Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

99	Revenue By Segment

* Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 8, 2005	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer

