Form 10-K
period 2005-04-01
COMPUTER SCIENCES CORP
filed 2005-06-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 East Grand Avenue	90245
El Segundo, California	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
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

As of October 1, 2004 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $9,106,000,000

There were 184,096,827 shares of the Registrant’s common stock outstanding as of May 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 1, 2005, are incorporated by reference into Part III hereof.

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

Outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, managing key functions for clients, such as procurement and supply chain, call centers and customer relationship management, credit services, claims processing and logistics.

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

CSC also licenses sophisticated software systems for the financial services markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

CSC does not have exclusive agreements with hardware or software providers and believes this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

CSC provides its services to clients in Global Commercial industries and to the U.S. federal government. Segment and geographic information is included in Note 14 to the Company’s consolidated financial statements for the year ended April 1, 2005.

In the Global Commercial market sector, CSC’s service offerings are marketed to clients in a wide array of industries including aerospace/defense; automotive; chemical and energy; consumer goods; financial services; healthcare; manufacturing; retail/distribution; telecommunications; and utilities. CSC’s Global Commercial market sector includes U.S. state and local and foreign government clients.

CSC has provided I/T services to the U.S. federal government since 1961 and is one of its top I/T service providers and a top-ten contractor overall. The Company serves a broad federal customer base, including most civil departments and branches of the military, as well as the Department of Homeland Security. CSC provides a broad array of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region.

During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2005	2004	2003
U.S. Commercial	27%	27%	34%
Europe	31	27	27
Other International	9	9	10
Global Commercial	67	63	71
U.S. Federal Government	33	37	29
Total Revenues	100%	100%	100%

Fiscal 2005 Overview

During fiscal 2005, CSC announced awards valued at approximately $16.0 billion for continuing operations ($16.8 billion including discontinued operations), including $9.0 billion of Global Commercial awards and $7.0 billion for continuing operations ($7.8 billion including discontinued operations) with the U.S. federal government. This total award level for continuing operations is a record for the Company. These multi-year awards represent the estimated value at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. federal activities.

In a transaction designed to divest non-core operations and enhance the Company’s strategic and financial flexibility, CSC sold certain operations during February 2005. These operations, which are reported as discontinued operations, include DynCorp International and DynMarine units and selected DynCorp Technical Services contracts providing non-I/T services to U.S. federal government and international clients. This transaction allows the Company to continue focusing on its core strengths of providing a broad range of I/T, engineering and professional services to the U.S. federal government. The transaction also provided CSC additional capital resources to enhance the Company’s financial position.

During April 2005 CSC signed and completed an agreement to exchange the Company’s Health Plans Solutions (HPS) operations along with cash for CSC common shares. HPS develops enterprise software for the U.S. commercial healthcare industry, and was not considered a core business for the Company due to its platform and size. CSC will continue to provide a full range of I/T services to both government and commercial clients in the global healthcare market. The HPS business is reported as a discontinued operation. For further discussion, please see Notes 2 and 16, subsequent events.

Global Commercial Market Highlights

Within the Global Commercial market, there were several significant awards to CSC during fiscal 2005.

CSC’s largest commercial award during fiscal 2005 was the seven and a quarter year, $1.6 billion I/T outsourcing contract extension with General Dynamics. The agreement further bolsters this long-standing relationship dating back to 1991 when the Company was awarded a 10 year, $3 billion contract—one of the first and largest I/T services arrangements.

The Company expanded its relationship with Ascension Health, the largest U.S. nonprofit health system, through a new $1.35 billion, 10 year I/T services contract. This agreement adds to the seven year,

$200 million I/T services award last fiscal year. Under the new arrangement, CSC will manage help desk, network, security and telecommunications services as well as server, mainframe and desktop computing for 32 Ascension Health ministries and 80 facilities.

Zurich Financial Services, a global insurance-based financial services provider headquartered in Switzerland, and CSC signed a seven year, $1.3 billion (if all options are exercised) I/T applications outsourcing contract which calls for the Company to assume responsibility for all applications development and support services. Applications within the scope of this agreement support all insurance lines and all business processes including new business underwriting, customer service and claims.

CSC signed a $1.1 billion, 10 year agreement to provide I/T infrastructure and network support services to Textron Inc., a global multi-industry company. Under the terms of the arrangement, the Company will manage and support Textron’s global data center, help desk and network operations, in addition to mainframe and midrange systems, desktops and engineering workstations.

Aon Corporation, a leading provider of risk management and workforce productivity solutions, entered into a seven year, $600 million I/T infrastructure support services contract with the Company. CSC will operate and manage Aon’s domestic telecommunications and data networks, desktop support and related help desk services. CSC and Aon Human Resources Outsourcing also have formed a strategic alliance to develop and deliver human resources business process outsourcing, for which the Company will provide I/T application and infrastructure outsourcing services on these engagements.

The Company entered into a $360 million, five year I/T applications management services agreement with Sun Microsystems. The arrangement calls for CSC to manage Sun’s full portfolio of business systems applications, including finance, manufacturing, messaging, enterprise resource planning, customer relationship management and data warehousing.

Renault, the international automaker, and CSC signed a five year, $236 million I/T infrastructure services contract calling for the Company to deliver network, midrange and mainframe support to Renault sites in France and Spain.

U.S. Federal Government Market Highlights

There were several significant awards to CSC during fiscal 2005 from the U.S. federal government.

The Company’s largest U.S. Federal Government award during the fiscal year was the U.S. Navy SeaPort Enhanced contract. CSC is one of a number of companies selected to compete for work under the $41.8 billion, 15 year arrangement for a broad range of comprehensive professional support services including engineering, technical and programmatic support to the Navy’s eight Warfare Center divisions. The Company’s portion of the arrangement is estimated to be $950 million (if all options are exercised), and is an extension of activities CSC currently performs under previously awarded contracts.

CSC was awarded a $762 million, 15 year (if all options are exercised) contract to operate and maintain the U.S. Navy’s Atlantic Undersea Test and Evaluation Center. The Company will deliver services including conducting test programs, operating range instrumentation and test support systems, and performing all base operations functions.

The Federal Aviation Administration (FAA) selected the Company for an 11 year, $589 million (if all options are exercised) agreement to modernize and add functionality to portions of the National Airspace System, increasing airspace capacity and reducing costs. This award calls for CSC to establish an open architecture platform, upgrade the core elements of the existing system and network FAA I/T infrastructure.

The Company signed a $525 million, 10 year (if all options are exercised) arrangement calling for CSC to provide I/T infrastructure support services to the U.S. Strategic Command. Under the terms of the award, the Company will deliver operations maintenance and logistics, systems engineering, program management and procurement functions including management of desktops, servers, networks and related services.

The U.S. Army Aviation & Missile Command awarded CSC an 11 year, $500 million (if all options are exercised) Expedited Professional and Engineering Support Services blanket purchase agreement to provide technical domain advisory and assistance services, and systems engineering and analysis. The Company will support the design, development, testing, prototyping and integration of missile and aviation systems.

The U.S. Patent and Trademark Office awarded CSC an eight year, $280 million (if all options are exercised) agreement to deliver systems design, development, implementation, integration, maintenance, testing and training. The Company will also assess performance effectiveness and provide feedback to evolve and improve life cycle processes and enterprise architecture.

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

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility or a combination of these factors. In the opinion of the Company’s management, CSC is positioned to compete effectively in the Global Commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of I/T and professional services it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services.

EMPLOYEES

The Company has offices worldwide, and as of April 1, 2005 employed approximately 79,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995 are available free of charge through the Company’s Internet website, www.csc.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

Item 2. Properties

Owned properties as of April 1, 2005	Approximate Square Footage	General Usage
Blythewood, South Carolina	521,000	Computer and General Office
Austin, Texas	404,000	General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office
San Diego, California	162,000	Computer and General Office
Taastrup, Denmark	147,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	104,000	General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	80,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Shatin, Hong Kong	74,000	General Office
Singapore	61,000	General Office
Jacksonville, Illinois	60,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	149,000	General Office
Leased properties as of April 1, 2005
Washington, D.C. area	3,166,000	Computer and General Office
Texas	908,000	Computer and General Office
Australia & other Pacific Rim locations	895,000	General Office
Georgia	834,000	General Office
Germany	758,000	General Office
New Jersey	649,000	General Office
England	554,000	Computer and General Office
Denmark	443,000	General Office
Ohio	438,000	General Office
Connecticut	422,000	General Office
Alabama	401,000	General Office
New York	382,000	General Office
Tennessee	353,000	General Office
Massachusetts	341,000	General Office
California	291,000	General Office
Delaware	250,000	General Office
France	247,000	General Office
Illinois	246,000	General Office
Florida	212,000	General Office
Sweden	209,000	General Office
Various other U.S. and foreign locations	2,579,000	Computer and General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2006 through 2018.

Item 3. Legal Proceedings

The Company is currently party to a number of disputes which involve or may involve litigation.

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company’s federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately reserved for any losses we may experience from these investigations.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney’s fees and costs. The Company intends to defend itself vigorously against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that some defendants are seeking to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company’s business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company’s operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

In an April 21 News Release and an April 25 filing of a Form 8-K, the Company announced the settlement of an overtime pay class action lawsuit against the Company. Under the settlement agreement, which has been preliminarily approved by the U.S. District Court of the Central District of California, approximately 30,000 current and former employees are entitled to make claims from the $24 million settlement. In accordance with prior guidance, after application of previously established accruals, a pre-tax charge of $14 million has been recorded in the fourth quarter, ended April 1, 2005. Disbursements to claimants are expected to begin in late August following final approval from the Court.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal and arbitration proceedings during the summer of 2005. As of April 1, 2005, the Company had invested in net assets associated with the

Agreement, including accounts receivable, prepaid expense, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company’s assets include $33 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Van B. Honeycutt*	60	1987	Indefinite	Chairman and Chief Executive Officer	None
Michael W. Laphen	54	2001	Indefinite	President and Chief Operating Officer	None
Leon J. Level*	64	1989	Indefinite	Vice President and Chief Financial Officer	None
Harvey N. Bernstein	58	1988	Indefinite	Vice President	None
Paul M. Cofoni	56	2001	Indefinite	Vice President	None
Donald G. DeBuck	47	2001	Indefinite	Vice President and Controller	None
Hayward D. Fisk	62	1989	Indefinite	Vice President, General Counsel and Secretary	None
Thomas R. Irvin	56	2004	Indefinite	Vice President and Treasurer	None
Paul T. Tucker	57	1997	Indefinite	Vice President	None

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

Michael W. Laphen joined the Company in 1977 and was elected President and Chief Operating Officer in April 2003 and Vice President in August 2001. He was President of the European Group from August 2000 to March 2003. Previous positions within the Company include President of the Federal Sector—Civil Group (1998-2000), and President of Systems Group—Integrated Systems Division (1992-1998).

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

Thomas R. Irvin joined the Company as Assistant Treasurer in 1987 and was elected Vice President and Treasurer in November 2004. Prior to joining the Company, he held various financial and engineering positions with Ni-Cal Development Corporation, Raytheon and Dravo Corporation.

Paul T. Tucker joined the Company in 1996 as a Corporate Development executive, and in August 1997 was elected Vice President of Corporate Development. From 1990 to 1995 he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company and was an Associate Professor and Senior Research Engineer at the University of Illinois.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 17, 2005 the number of registered shareholders of Computer Sciences Corporation’s common stock was 10,222. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through May 17, 2005.

	2005				2004		2003
Calendar Quarter	High		Low		High	Low	High	Low
1st	56.51		44.03		47.00	39.60	36.65	27.50
2nd	48.87	*	42.31	*	46.43	38.07	42.61	26.52
3rd					48.98	40.80	44.95	36.70
4th					58.00	46.70	44.99	37.38

*   Through May 17, 2005

(b)          Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended April 1, 2005 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
January 1, 2005 to January 28, 2005	638	$50.34
January 29, 2005 to February 25, 2005
February 26, 2005 to April 1, 2005

(1)   The Company accepted 638 shares of its common stock in fourth quarter ended April 1, 2005 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review
In millions except per-share amounts	April 1, 2005	April 2, 2004	March 28, 2003	March 29, 2002	March 30, 2001
Total assets	$12,633.9	$11,804.0	$10,433.2	$8,610.5	$8,174.8
Debt:
Long-term	1,303.0	2,306.4	2,204.7	1,872.9	1,029.0
Short-term	78.4	52.9	249.9	309.6	1,195.7
Current maturities	7.3	7.2	24.7	21.3	158.7
Total	1,388.7	2,366.5	2,479.3	2,203.8	2,383.4
Stockholders’ equity	6,494.7	5,503.7	4,606.4	3,623.6	3,215.2
Working capital	1,811.9	1,974.1	1,475.3	624.5	(329.1)
Property and equipment:
At cost	5,520.3	4,988.9	4,131.2	3,844.6	3,466.5
Accumulated depreciation and amortization	3,154.9	2,818.9	2,152.6	1,947.4	1,625.2
Property and equipment, net	2,365.4	2,170.0	1,978.6	1,897.2	1,841.3
Current assets to current liabilities	1.5:1	1.6:1	1.5:1	1.2:1	0.9:1
Debt to total capitalization	17.6%	30.1%	35.0%	37.8%	42.6%
Book value per share	$33.97	$29.30	$24.66	$21.17	$19.06
Stock price range (high)	58.00	47.00	50.10	53.47	99.88
(low)	38.07	26.52	24.30	28.99	29.50

Five-Year Review (Continued)

	Fiscal Year
In millions except per-share amounts	2005	2004	2003	2002	2001
Revenues	$14,058.6	$13,447.9	$11,162.3	$11,256.6	$10,391.3
Costs of services	11,315.1	10,828.2	8,934.9	9,080.0	8,334.9
Selling, general and administrative	807.8	793.7	699.5	734.9	757.4
Depreciation and amortization	1,051.0	966.0	799.7	799.4	634.8
Interest, net	140.7	160.6	134.3	142.4	89.8
Special items	28.6	22.7	1.3	(1.5)	222.0
Total costs and expenses	13,343.2	12,771.2	10,569.7	10,755.2	10,038.9
Income before taxes	715.4	676.7	592.6	501.4	352.4
Taxes on income	219.0	200.5	164.1	154.5	105.6
Income from continuing operations	$496.4	$476.2	$428.5	$346.9	$246.8
Basic earnings per common share, continuing operations	$2.62	$2.54	$2.49	$2.04	$1.47
Diluted earnings per common share, continuing operations	$2.59	$2.52	$2.48	$2.03	$1.45
Average common shares outstanding	189.575	187.273	172.317	170.054	168.260
Average common shares outstanding assuming dilution	191.799	188.704	173.119	171.279	170.767

Notes:

Special items represent charges incurred for exit and disposal activities and charges related to the early retirement of debt.

No dividends were paid by CSC during the five years presented.

Operating results for fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001 have been restated to conform to the current presentation with regard to the Company’s reporting of certain activities which were sold or classified as available for sale during 2005 as discontinued operations, see Note 2.

The consolidated financial statements included in Item 8 of this Annual Report present income from discontinued operations and the gain on sale of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended April 1, 2005. There are three primary objectives of this discussion:

•   to provide a narrative explanation of the consolidated financial statements, as presented through the eyes of management;

•   to enhance the disclosures in the consolidated financial statements and footnotes, providing context within which the consolidated financial statements should be analyzed; and

•   to provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the key business drivers, economic and industry factors, fiscal 2005 highlights and fiscal 2006 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2003 to 2005, describing the factors affecting revenue on a consolidated and reporting segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity position and available capital resources.

Critical Accounting Estimates—discusses accounting policies that require critical judgments and estimates.

Forward-Looking Statements and Risk Factors that May Affect Future Results—describes the nature of forward-looking statements and lists several factors that may affect future results.

OVERVIEW

The Company’s primary service offerings are outsourcing and I/T and professional services. Outsourcing activities include operating all or a portion of a customer’s technology infrastructure and applications, and business process outsourcing. I/T and professional services include systems integration, consulting and other professional services and software systems sales and related services. CSC provides these services to customers in the Global Commercial and U.S. federal government markets.  On a geographic basis, CSC provides services to Global Commercial customers in the United States, Europe and other international locations. Operations in Australia, Asia and Canada generate substantially all revenue within Other International.

Economic and Industry Factors

Global Commercial markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers’ decisions for discretionary spending on I/T projects. CSC is in a highly competitive industry which pressures pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

The U.S. federal market is also highly competitive and has unique characteristics. All U.S. government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed. Shifting priorities of the U.S. government can also impact the future of projects. The Company recognized the U.S. government’s increased priorities on defense and homeland security programs and has focused business development efforts in these areas. Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

Business Drivers

Revenue is generated by providing services on a variety of contract vehicles lasting from less than six months to 10 years or more. Factors affecting revenue include:

•        the Company’s ability to successfully bid on and win new contract awards,

•        the ability to satisfy existing customers and obtain add-on business and win contract re-competes,

•        the ability to compete on price, services offered, technical ability, experience and flexibility,

•        the ability to successfully identify and integrate acquisitions and leverage them to generate new revenues,

•        the ability to successfully identify and divest non-core operations which may impact revenue in the short-term but provide resources to pursue longer-term growth opportunities, and

•        for international business, currency fluctuations.

Earnings are driven by the above revenue factors, in addition to the following:

•        the ability to control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs,

•        the ability to anticipate headcount needs to avoid staff shortages or excesses, and

•        the ability to accurately estimate various factors incorporated in contract bids and proposals.

Cash flows are impacted by the above earnings, in addition to other factors including the following:

•        timely management of receivables and payables,

•        investment opportunities available, particularly related to business acquisitions and dispositions and large outsourcing contracts, and

•        the ability to efficiently manage capital including debt and equity instruments.

Key Performance Indicators

The Company manages and assesses the performance of its business through various means, with the primary financial measures including new contract wins, revenue growth, margins, cash flow and return on investment.

New contract wins—In addition to being a primary driver of future revenue, focusing on new contract wins also provides management an assessment of the Company’s ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new and recompeted contracts as well as numerous external factors. CSC employs stringent financial and operational reviews and discipline in the new contract process to evaluate risks and generate appropriate margins and returns from new contracts.

Revenue growth—Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts. With a wide array of services offered, the Company is able to pursue additional work from existing customers. In addition, incremental increases in revenue will not necessarily result in linear increases in costs, particularly overhead and other indirect costs, thus potentially improving profit margins. Foreign currency fluctuations also impact revenue growth.

Margins—Margins reflect the Company’s performance on contracts and ability to control costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of acquisitions or dispositions of business with different cost profiles, as with the impact of the March 2003 Dyncorp acquisition, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company’s costs are denominated in the same currency as revenues, increased use of off-shore support also exposes CSC to additional margin fluctuations.

Cash flow—A primary driver affecting CSC’s cash flow is the ability to manage receivables and payables. Thus, a review of the receivables measurement of “days sales outstanding” (DSO) supports an ongoing focus on timely collections. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows.

Return on investment (ROI)—ROI is an effective indicator combining a focus on margins with efficient and productive net asset utilization. A combination of strong margins (measures how efficiently profit is generated from revenue) and investment base turnover (measures how effectively revenue is generated from investors’ capital) is required to generate sufficient returns on capital. In addition, the timing of cash flows impacts ROI, so that large, up-front investments particularly on new outsourcing contracts require higher margins in order to generate adequate ROI.

Readers should be cautioned that DSO, free cash flow and ROI are not GAAP measures, and that the Company’s definition of such measures may differ from other companies. Therefore, such measures may not be comparable to other companies. CSC calculates DSO as follows: Total receivables at quarter-end divided by revenue-per-day. Revenue-per-day equals total revenues for the quarter divided by the number of days in the fiscal quarter. Free cash flow is equal to the sum of operating and investing cash flows, excluding acquisitions and dispositions and purchases or sales of available for sale securities. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and special items and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity.

Fiscal 2005 Highlights

A significant event during fiscal 2005 was the February divestiture of the Company’s DynCorp International and DynMarine units and selected DynCorp Technical Services contracts (referred to collectively as DynCorp International or DI). The DI operations were purchased with DynCorp in March 2003. All results reported here classify these operations as discontinued operations. Also, the Company exchanged its Health Plans Solutions business for shares of CSC stock in April 2005. These operations also are classified as discontinued operations in this Report.

The DynCorp International divestiture resulted in an after tax gain of $228.8 million on $850 million of proceeds, consisting of $775 million of cash and $75 million of paid-in-kind preferred stock, reported in fiscal 2005. Additional gain is expected to be realized in fiscal 2006 from working capital adjustment consideration expected to be received, which will increase the gain. Net income from the DI operations for the year was $73.2 million, an increase of 117% from fiscal 2004, notwithstanding fiscal 2005’s partial year results. Revenue for the partial year of discontinued DI operations was $1,683.7 million, up 40% from fiscal 2004.

Health Plans Solutions realized net income of $11.8 million for fiscal 2005 versus $9.3 million for fiscal 2004. Revenues were $107.8 million versus $114.2 million for fiscal 2005 versus fiscal 2004, respectively.

As the results of operations of DI and Health Plan Solutions are reported as discontinued operations, all revenue commentary, unless otherwise noted, refers to continuing operations only.

Continuing operations highlights for the year included:

•        Revenues rose 4.5%, approximately 1.8% before currency fluctuations.

•        Net income grew 5.6%.

•        Continuing earnings per share were up 2.8%, 3.1% before special items.

•        Contract awards of $16.0 billion were announced, a record for CSC, with new Global Commercial awards totaling $9.0 billion and new U.S. Federal awards of $7.0 billion.

•        Cash flows from operating activities generated $1.9 billion versus $1.7 billion in fiscal 2004, investing activities used cash of $.6 billion ($1.4 billion before disposition proceeds of $.8 billion) versus $1.3 billion in the prior year, and free cash flow grew to $501 million, up from $355 million in fiscal 2004.

•        DSO improved to 83 days at year-end, down from 85 days at the end of the prior year.

•        Debt-to-total capitalization ratio was 17.6% at year-end, improved from 30.1% a year earlier, results that include the impact of $1 billion in debt retirement.

•        ROI for the year on total operations was 8.7% flat compared with the prior year.

The Company’s level of announced new business awards was the highest in CSC’s history. Significant wins included the following:

Global Commercial:

•         General Dynamics ($1.60 billion),

•         Ascension Health ($1.35 billion),

•         Zurich Financial Services ($1.3 billion),

•         Textron Incorporated ($1.1 billion),

•         Aon ($600 million),

•         Sun Microsystems ($360 million), and

•         Renault ($236 million).

U.S. Federal:

•         U.S. Navy SeaPort Enhanced ($950 million),

•         U.S. Navy’s Atlantic Undersea Test and Evaluation Center ($762 million),

•         Federal Aviation Administration ($589 million),

•         U.S. Strategic Command ($525 million),

•         U.S. Army Aviation and Missile Command ($500 million), and

•         U.S. Patent and Trademark Office ($280 million).

These multi-year awards represent the estimated value at contract signing. However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. Federal activities.

Revenue growth in the Global Commercial sector was the result of recent years’ significant contract wins, particularly in Europe. U.S. Federal sector wins have also been strong, but for fiscal 2005 their revenue impact was offset by the completion, reduced scope or de-consolidation of a small number of significant programs. Currency shifts during the year also favorably impacted revenue. The Company’s growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings. Approximately 80% of CSC’s revenues come from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.

An increase in cash flow from operations during fiscal 2005 reduced the Company’s use of commercial paper during the year. This reduction in commercial paper coupled with the redemption of $1 billion of term debt during fiscal 2005 significantly reduced the debt to total capitalization ratio at year end. The increase in cash flow from operations was driven by higher earnings during fiscal 2005 as well as an increase in non-cash expenses and deferred revenue.

Fiscal 2006 Commentary

As a top-ten contractor and I/T service provider to the U.S. federal government, CSC’s U.S. Federal sector is well-positioned to benefit from anticipated growing demand. The U.S. federal government is one of the world’s largest I/T services consumers, and its spending is expected to continue to increase during the upcoming year in order to improve technologies in the areas of defense, homeland security and civil agency modernization. While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects its broad I/T and outsourcing capabilities to be viewed favorably by the U.S. federal government.

While demand for I/T outsourcing services continues to grow, particularly in Europe, the I/T services industry continued to experience overall flat global demand for commercial project-oriented activities during fiscal 2005. Many customers maintained lower levels of discretionary spending in response to the economic environment in their region, particularly in Central Europe. However, indications suggest stabilization in the North American market’s demand for consulting and systems integration services, although the Company expects continued global price pressure resulting from supply conditions. Worldwide global demand for outsourcing services is expected to be strong again during fiscal 2006, particularly for business process outsourcing (BPO). To capitalize on the expanding human resources (HR) BPO market, CSC entered into a strategic alliance with Aon Human Resources Outsourcing to deliver HR BPO services. While the future demand for outsourcing services is not known with certainty, the long-term nature of major outsourcing engagements allows CSC to benefit from a certain level of continuity. Thus, the record-setting year of new business awards for continuing operations, much of which came from new outsourcing engagements is expected to generate growth in fiscal 2006 Global Commercial revenues. During fiscal 2005, the Company’s Global Commercial segment benefited from currency fluctuations in Europe and Other International regions. The Company cannot forecast with certainty future movement in currency exchange rates or its impact on operating results.

The Company’s overall short-term financial objectives include:

1.      Successfully launch the numerous new contracts won during fiscal 2005, with particular focus on the large new outsourcing contracts.

2.      Effectively manage working capital and capital investment.

3.      Maintain appropriate investment base turnover rates and operating margins, particularly focusing on the new business, in order to generate an improved return on investment.

4.      Pursue the large current pipeline of commercial and U.S. Federal opportunities and win the Company’s proportionate share.

5.      Strategically deploy the proceeds of recent divestitures to further strengthen the Company’s financial position and capitalize on growth and expansion opportunities.

The Company’s primary long-term objective is to continue developing and obtaining the core capabilities and differentiating factors that will enable CSC to compete effectively in both the Federal and Global Commercial markets. The Company will continue to evaluate strategic opportunities that enhance its core capabilities and review its portfolio of business operations for overall strategic fit. Continued long-term revenue and earnings growth will come from the combination of internal growth and acquisitions.

RESULTS OF OPERATIONS

Revenues

Revenues for the Global Commercial and U.S. Federal sector segments (see Note 14) for fiscal 2005, fiscal 2004 and fiscal 2003 are as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U.S. Commercial	$3,829.7	7.2%	$3,572.0	(4.6)%	$3,742.8
Europe	4,325.7	17.5	3,681.8	23.5	2,981.2
Other International	1,227.3	1.4	1,210.8	5.1	1,151.6
Global Commercial sector	9,382.7	10.8	8,464.6	7.5	7,875.6
U.S. Federal sector	4,675.9	(6.2)	4,983.1	51.5	3,288.6
Corporate			.2		(1.9)
Total	$14,058.6	4.5	$13,447.9	20.5	$11,162.3

The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2005 vs. Fiscal 2004

	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		7.2%	7.2%
Europe	8.5%	9.0	17.5
Other International	5.0	(3.6)	1.4
Global Commercial sector	4.4	6.4	10.8
U.S. Federal sector		(6.2)	(6.2)
Corporate
Total	2.7	1.8	4.5

Fiscal 2004 vs. Fiscal 2003

	DynCorp Acquisition	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial			(4.6)%	(4.6)%
Europe		16.1%	7.4	23.5
Other International		13.4	(8.3)	5.1
Global Commercial sector		8.1	(.6)	7.5
U.S. Federal sector	49.2%		2.3	51.5
Corporate
Total	14.5	5.7	.3	20.5

For fiscal 2005 revenue performance versus fiscal 2004, the impact of significant new commercial engagements offset the impact of the completion, reduced scope or de-consolidation of a small number of significant Federal programs. Global Commercial growth for fiscal 2005 of 10.8% (6.4% in constant currency) was led by the European region, where new outsourcing engagements offset continued weak demand for consulting and systems integration. U.S. operations also benefited from recent major contract wins but additionally saw modest growth in consulting and systems integration revenue. In the U.S. Federal sector, the impact of $7.0 billion of announced contract awards did not offset revenue declines on certain programs, and fiscal 2005 revenue declined 6.2% to $4.7 billion.

The most significant drivers of revenue growth for fiscal 2004 were the full year impact of the March 2003 DynCorp acquisition and the impact of currency fluctuations, which contributed 14.5% and 5.7% of growth, respectively. The remaining overall internal growth of a net .3% was the result of growth in the Global Commercial segment’s European region and growth in the U.S. Federal sector’s defense business, offset by declines in other Global Commercial regions as well as in Federal sector’s civil business. Strong outsourcing revenue growth in Global Commercial, particularly in the United Kingdom and Europe’s Nordic region, was offset by reduced consulting and systems integration work. The Company’s announced $14.7 billion in new business awards compared with $7.7 billion announced for fiscal 2003.

Global Commercial

Global Commercial revenue growth was 10.8% for fiscal 2005, or 6.4% in constant currency. New major engagements continue to be the Company’s significant driver of Global Commercial revenue growth, contributing approximately $854 million of fiscal 2005 revenue. These engagements encompass both outsourcing and other I/T and professional services. Announced commercial contract wins totaled $9.0 billion for fiscal 2005 and $9.7 billion for fiscal 2004, CSC’s two most successful years ever for that measure. Existing base revenues declined somewhat for fiscal 2005, due to normal contract completions and declines as productivity increases are reflected in declining bill rates to clients.

Europe revenues increased $644 million for fiscal 2005, representing 17.5% growth, 9.0% in constant currency. Major new engagements contributing to this performance included the U.K. National Health Service and the European operations of Zurich Financial Services, as well as the full year impact of the fiscal 2004 SAS Group and National Grid Transco contract commencements. Revenue growth attributable to these new engagements of approximately $572 million and favorable currency movement of approximately $310 million were offset by continued weakness in demand for the Company’s consulting and systems integration services in Continental Europe as well as reduced scope on certain existing outsourcing engagements. Europe has seen growth in the outsourcing market with economic conditions driving the adoption of outsourcing to help improve business performance. By focusing on large opportunities, the Company has significantly improved its market position as highlighted by the wins noted above.

U.S. commercial revenue increased by $258 million or 7.2%. This growth is primarily attributable to new fiscal 2005 and 2004 outsourcing contracts with the U.S. operations of Zurich Financial Services, Aon, Ascension Health, Textron and Motorola, with total fiscal 2005 revenue growth impact of approximately $221 million. This impact and slight growth in the Company’s U.S. consulting and systems integration business were offset somewhat by reduced volumes and billing rates on certain major outsourcing contracts. The Company’s outsourcing contract with Sears, Roebuck & Co., which was terminated subsequent to year-end, provided $105 million of revenue during fiscal 2005 and favorably impacted revenue growth for the year.

Other International revenues were up $16.5 million from fiscal 2004, though down 3.6% in constant currency, primarily the result of reduced product sales, including the closure of a product reseller business in Australia. These reductions were offset somewhat by increased outsourcing revenues including the full year effect from the Company’s engagement with Malayan Banking Berhad.

Major outsourcing contract wins during fiscal 2004 and fiscal 2003 accounted for approximately $684 million of fiscal 2004 Global Commercial revenue growth versus fiscal 2003, driven by growing European outsourcing markets and increased market share. These increases from outsourcing were more than offset by declines in consulting, systems integration and other areas, resulting in a net decline of .6% for the year on a constant currency basis. The Company announced $9.7 billion in new Global Commercial business awards during fiscal 2004 compared with the $5.0 billion announced during fiscal 2003 and $3.6 billion announced during fiscal 2002.

Primary contributors to Global Commercial’s European fiscal 2004 revenue growth of 7.4% on a constant currency basis included the following outsourcing contracts: Royal Mail Group, Bombardier Transportation, Marconi, SAS Group, ISS and National Grid Transco. These six contracts combined for $479 million of new revenue. Softness in demand for consulting and systems integration work, particularly in Germany, France and Italy, partially offset the outsourcing increases, resulting in the overall European revenue increase.

U.S. commercial operations benefited during fiscal 2004 from growth on new and existing outsourcing contracts, including Motorola, Bombardier Transportation, General Dynamics, Dun & Bradstreet, British Telecom-North America, Ascension Health and Providian, which combined for $238 million in fiscal 2004 revenue growth. Offsetting these improvements was the significantly reduced scope on the renewal of one engagement for which CSC was previously the primary outsourcing provider and is now a subcontractor, resulting in a $137 million decline. In addition, two outsourcing contracts that substantially ended in fiscal 2003 resulted in a $101 million decline year over year. The net effect of the new business and other growth, offset by the various declines, resulted in an overall decline of 4.6% for the U.S. commercial operations in fiscal 2004. An 8.3% constant currency revenue decline in Other International fiscal 2004 revenues was driven by a drop in Australian outsourcing revenues plus weaker third party product sales in Australia and Asia. A product reseller business in Australia was subsequently closed during fiscal 2005.

U.S. Federal

The Company’s U.S. Federal sector revenues were derived from the following sources:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$2,909.8	(3.0)%	$2,999.2	62.3%	$1,848.0
Civil agencies	1,612.9	(10.6)	1,803.2	40.8	1,281.0
Other(1)	153.2	(15.2)	180.7	13.2	159.6
Total U.S. Federal sector	$4,675.9	(6.2)	$4,983.1	51.5	$3,288.6

(1)   Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal Sector reporting segment.

U.S Federal sector revenue for fiscal 2005 of $4,675.9 million was down $307 million or 6.2%. The revenue decline was driven by the completion, reduced scope or de-consolidation of a small number of significant programs, with a total impact of approximately $446 million. This impact, as well as that of other routine completions and volume reductions, was partially offset by program commencements and increased tasking on other programs.

During fiscal 2005 CSC announced $7.0 billion of new U.S. Federal contract awards, versus $5.0 billion for fiscal 2004 and $2.7 billion for fiscal 2003.

Department of Defense revenue was down $89 million or 3.0% for fiscal 2005. The completion of and reduced efforts on several logistics contracts for the U.S. Army as well as the de-consolidation of a previously consolidated joint venture due to decreased CSC ownership accounted for approximately $270 million of revenue reduction. Partially offsetting these reductions were new contracts for equipment procurement and installation for the U.S. Army and I/T engineering and management efforts for the intelligence services, new tasking from the Navy for computing equipment support, and a new contract to provide flight simulators to the U.S. Army. These increases totaled approximately $230 million. The net impact of other normal contract activities—start-ups, completions, increased and decreased volumes—accounted for the remaining change in revenue.

Civil agencies revenue was down $190 million or 10.6% versus fiscal 2004, driven by the completion of significant projects with NASA and the Federal Bureau of Investigation. The impact of these completions was approximately $176 million. Scope reductions on other programs were partially offset by revenue from new contracts, including a program with the Department of Health and Human Services.

Work performed by the U.S. Federal sector for state and local governments as well as commercial clients was $153 million for fiscal 2005, down $28 million. The decrease was driven primarily by a decline in development work on a contract with the New York Department of Health as the development stage of the contract winds down.

The Company has identified $15.8 billion of Federal opportunities that will be awarded in fiscal 2006 which the Company expects to pursue, plus an additional $17.2 billion during fiscal 2007. The Company expects to win a proportionate share of the awards.

DynCorp operations acquired late in fiscal 2003, excluding units divested during fiscal 2005, accounted for substantially all of the fiscal 2004 revenue growth of 51.5% in the U.S. Federal sector. Excluding DynCorp, revenues from other Federal sector operations increased slightly during fiscal 2004, primarily from Department of Defense contracts, most notably missile defense, a U.S. Navy multiple awards contract, and several intelligence contracts, all of which combined for approximately $111 million in additional revenue. Offsetting this growth was reduced level of effort on a logistics contract with the Army, due to completion of the initial phase of the core project, and the de-consolidation of a joint venture due to a reorganization that resulted in minority ownership for CSC. These two contracts accounted for a $66 million decline for the year. Revenue from Civil agencies, excluding DynCorp, was down for the year, driven mainly by decreases on contracts with the Internal Revenue Service, Department of Education and NASA, which accounted for $57 million in reduced revenues.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2005	2004	2003	2005	2004	2003
Costs of services	$11,315.1	$10,828.2	$8,934.9	80.5%	80.5%	80.0%
Selling, general and administrative	807.8	793.7	699.5	5.7	5.9	6.3
Depreciation and amortization	1,051.0	966.0	799.7	7.5	7.2	7.2
Interest expense, net	140.7	160.6	134.3	1.0	1.2	1.2
Special items	28.6	22.7	1.3	.2	.2
Total	$13,343.2	$12,771.2	$10,569.7	94.9%	95.0%	94.7%

Costs and expenses as a percentage of revenue for fiscal 2005 of 94.9% were in line with fiscal 2004 levels, with certain identifiable variance factors generally offsetting. The depreciation and amortization ratio was up somewhat, driven by fixed asset investments in the U.S. Federal sector and an unfavorable mix variance resulting from Global Commercial operations increasing as a percent of CSC’s total. This increase was offset by a decrease in the interest expense ratio. Special items were flat as a percent of revenue for the two years.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of 2.7% for the year on fiscal 2005 revenues and costs did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and therefore may be exposed to additional margin fluctuations.

Changes to the various cost and expense ratio percentages for fiscal 2004 compared to fiscal 2003 were primarily due to the March 2003 DynCorp acquisition, excluding the subsequently divested international and other operations. With generally more labor-intensive operations, the acquired DynCorp business had higher costs of services (COS) as a percentage of revenue and lower ratios for selling, general and administrative expenses (SG&A) as well as for depreciation and amortization (D&A) expense. In addition, the special items for fiscal 2004 and 2003 relate to the DynCorp acquisition. Excluding DynCorp operations, fiscal 2004 ratios for COS, SG&A and D&A would have been 79.1%, 6.3% and 8.2%, respectively. Fiscal 2003 ratios would have been 79.6%, 6.3%, and 7.4%, respectively, excluding the three weeks of DynCorp operations at the end of the year.

Costs of Services

Costs of services as a percentage of revenue were 80.5% for fiscal 2005, unchanged from fiscal 2004. The Global Commercial sector ratio was essentially unchanged, 77.1% vs. 77.2%, but had an approximately .2% favorable mix impact on the Company’s composite ratio due to the increase in Global Commercial operations as a percentage of the total. With a higher proportion of infrastructure services and a broader service offering, the Global Commercial sector cost base has relatively more depreciation and amortization and selling, general and administrative expenses and less labor and other cost of services than the U.S. Federal sector.

The Global Commercial cost of services ratio for fiscal 2005 benefited from certain revenue items, including the recognition of deferred revenue related to a renegotiated contract, client settlement payments and gains on the sale of minor, non-core businesses. These had an approximately ..4% favorable impact on the ratio. The ratio also included the adverse impact of costs related to facility consolidations in our U.S. consulting operations, certain asset write-downs to net realizable value, and the cost of closure for our Australian product reseller business. These factors had an adverse impact of approximately .3% on the cost of services ratio.

U.S. Federal sector cost of services as a percentage of revenue increased approximately .8%. Current year factors include the recognition of costs on certain programs for which recoverability has been determined to not be probable, contributing approximately .6%. The year-over-year comparison is also adversely impacted by approximately .3% by favorable adjustments during fiscal 2004, as previously disclosed, resulting from normal program reviews on long-term projects.

Cost of services amounts carried at the Corporate level include $24 million of accrued cost related to the settlement of an overtime pay class action lawsuit. These costs have not been allocated to the Company’s segments as individual settlement recipients have yet to be identified.

Costs of services as a percentage of revenue improved slightly to 79.1% for fiscal 2004 from 79.6% for fiscal 2003, when excluding the effect of the acquired DynCorp operations, which had a COS ratio of 89.9%. The improvement was driven primarily by other U.S. Federal sector operations, which posted a decrease to the COS ratio of 2.7% points, partly offset by a .6% point ratio increase in Global Commercial operations. U.S. Federal sector results included adjustments from normal program reviews in fiscal 2004 and 2003 that resulted in a net year-over-year increase to profitability on long-term contracts, as well as from the final settlement for modifications to a fixed-price contract. The Global Commercial ..6% point increase was driven by lower staff utilization in Europe, primarily Germany, France and Italy, due to soft demand for consulting and systems integration project work.

Selling, General and Administrative

Selling, general and administrative expenses improved as a percentage of revenue for fiscal 2005 to 5.7%, from 5.9% for fiscal 2004. Improvement was seen in both of CSC’s segments. The U.S. Federal sector contributed approximately two-thirds of the improvement, driven by reduced bid and proposal costs as a percentage of revenue as well as executive and administrative staff and other cost reductions. Global Commercial ratio improvement was the result of leveraging existing levels of staff and systems to support the higher revenue level, particularly in U.S. outsourcing operations.

Selling, general and administrative expenses were unchanged at 6.3% of revenues for fiscal 2004, excluding the impact of DynCorp operations which had a 3.6% SG&A ratio for fiscal 2004. An increase in the ratio for other U.S. Federal operations of .7% point was offset by a decrease in Global Commercial ratio of .2%. Increased investment in business development activities in U.S. Federal sector was the primary cause for the slight increase there, in addition to somewhat higher insurance and other costs. Contributing about equally to the Global Commercial ratio improvement were a reduced need for provisions for doubtful accounts and other cost improvements, the latter primarily in outsourcing operations. The provision for doubtful accounts benefited from the Company’s long-term client relationships, generally high client credit quality, and a lack of charges seen in prior years related to weakness in the high technology and telecommunications markets.

Depreciation and Amortization

Depreciation and amortization expense of $1,051 million for fiscal 2005 represents 7.5% of revenue, up from 7.2% for fiscal 2004. An increase in the ratio for the U.S. Federal sector and an unfavorable mix variance more than offset slight improvement in the Global Commercial segment.

The U.S. Federal sector increase, accounting for approximately .2% of the Company’s ratio increase, is most significantly attributable to fixed asset investments on a large infrastructure outsourcing contract. The unfavorable mix variance, also contributing .2% of the ratio rise, is the result of the increasing Global Commercial activities’ share of the total. Global Commercial operations, with a higher proportion of infrastructure-related services, have a higher ratio of depreciation and amortization expense to revenue. The mix impact was offset somewhat, and the Global Commercial ratio decreased slightly for fiscal 2005, due to new outsourcing accounts, particularly in the U.S., having lower depreciation and amortization than the existing composite business. This is primarily attributable to certain new clients for which CSC did not purchase the existing asset inventory, but will be responsible for asset replacement. Therefore, the depreciation ratio on those accounts can be expected to rise over time.

Excluding the DynCorp operations, which had only a 1.0% D&A ratio, the Company’s ratio for fiscal 2004 increased to 8.2% of revenues versus 7.4% in the prior year. Increases at other U.S. Federal operations were a primary cause of the overall increase, and were mainly due to internal software and computer equipment additions that were made during fiscal 2004 to accommodate the increased demands from the DynCorp operations. The Global Commercial D&A ratio was basically unchanged from the 2003 level.

Interest Expense

The decrease in interest expense, net of interest income, for fiscal 2005 compared to fiscal 2004 was due to lower average debt levels and an increase in interest income. The generation of cash flow, which limited the need to issue commercial paper, and the retirement of $1 billion of term debt during March 2005 combined to reduce interest expense by $13.0 million. In addition, interest income, including income from the invested proceeds from the sale of DynCorp International, increased approximately $6.9 million for fiscal 2005 resulting in a .2% improvement in the net interest expense ratio.

The increase in interest expense, net of interest income, for fiscal 2004 verses fiscal 2003 is primarily attributable to additional borrowings, driven in part by the DynCorp acquisition. As a percentage of revenues, net interest improved slightly for fiscal 2004.

Special Items

During the fourth quarter of fiscal 2005 the Company recorded a charge of $29.5 million for premium payments and the write down of deferred financing costs and interest discount related to the early redemption of $1 billion of term debt. The Company elected to make this early redemption and incur the charges as it had available cash and these debt issues carried interest rates above current prevailing rates. See Note 9 to the consolidated financial statements for further description. The debt redemption charge was partially offset by the reversal in the fourth quarter of previously recorded facility restructuring accruals of $.9 million. The combined special items had a $0.10 per share impact on earnings per share and a .2% net impact on the Company’s profit margin in fiscal 2005.

CSC’s net profit margin for fiscal 2004 was reduced .2% for charges associated with the Special Item related to the DynCorp acquisition. The charges relate to exit or disposal activities of legacy CSC operations as a result of an assessment of requirements for the combined CSC-DynCorp organization. See Note 6 to the consolidated financial statements for further description. Charges related to this Special Item were booked during the fourth quarter of fiscal 2003 through the third quarter of fiscal 2004 and had an $0.08 per share impact on earnings per share in fiscal 2004. The impact to fiscal 2003 margins was insignificant.

Taxes

The provision for taxes on continuing operations as a percentage of pre-tax earnings was 30.6%, 29.6% and 27.7% for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The increase in the effective tax rate from fiscal 2003 to fiscal 2005 was primarily a result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits. The continuation of this trend is expected to increase the Company’s effective tax rate on continuing operations for fiscal 2006. The increases in pretax income in fiscal 2005 and 2004 resulted in a $18.5 million and $36.4 million increase in taxes for fiscal 2005 and 2004, respectively. See Note 7 to the consolidated financial statements for further discussion of income taxes.

Discontinued Operations

Income from discontinued operations net of taxes was $313.8 million including the gain noted below, $43.2 million and $11.7 million, respectively, for fiscal years 2005, 2004 and 2003. Income from discontinued operations during fiscal 2005 includes the net after tax gain on the sale of DynCorp International of $228.8 million or approximately $1.19 per share. Proceeds from the sale included $775 million of cash and $75 million of paid-in-kind preferred shares. Discontinued operations includes the operations of DynCorp International, sold during the fourth quarter of fiscal 2005, and the operations of Health Plan Solutions which is classified as held for sale as of April 1, 2005 and has been sold subsequent to year end. The gain is subject to the finalization of working capital adjustments which are payable in paid-in-kind preferred shares. These working capital adjustments are subject to final agreement of the parties or arbitration and combined with the Health Plan Solutions exchange will result in a gain during fiscal 2006.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net cash from operations	$1,941.5	$1,677.5	$1,148.2
Net cash used in investing	(595.4)	(1,325.3)	(994.0)
Net cash used in financing	(900.6)	(84.0)	(20.2)
Effect of exchange rate changes on cash and cash equivalents	2.0	(5.0)	16.5
Net increase in cash and cash equivalents	447.5	263.2	150.5
Cash and cash equivalents at beginning of year	562.8	299.6	149.1
Cash and cash equivalents at end of year	$1,010.3	$562.8	$299.6

Historically, the majority of the Company’s cash and cash equivalents have been provided from operating activities. Operating activities for fiscal 2005 generated $1.9 billion in net cash, up from $1.7 billion generated for fiscal 2004. Higher net earnings, coupled with higher levels of accounts payable, accrued expenses and deferred revenue, drove the increase in operating cash. In addition, higher non-cash expenses such as depreciation and amortization and an increase in deferred revenue as a result of prepayments from customers for services and up-front payments for contract start-up and transition activities contributed to the increase in cash generated from operating activities. These payments are subject to contract terms and can be expected to fluctuate as contracts within the Company’s portfolio commence, move beyond start-up phases, and are completed. Partially offsetting these inflows was an increase in prepaid expenses as the result of increases in work in process and deferred costs related to expected contract modifications with the U.S. Federal government, and an increase in receivables due to the growth in revenue. The increase in receivables was driven by the increase in revenues, offsetting an improvement in year-end DSO. Cash flow from operations for fiscal 2006 is expected to be impacted by an increase in the Company’s investment in working capital, as the result of new business won during fiscal 2005, and an increase in the payment of income taxes during fiscal 2006.

During fiscal 2004, net cash provided from operations increased to $1.7 billion from $1.1 billion as a result of higher net earnings, an increase in non-cash expenses, an improvement in year-end DSO and improved cash disbursements management. An increase in deferred revenue as the result of customer prepayments for services and upfront payments for contract start-up and transition activities on certain contracts also contributed to the increase. Partially offsetting these inflows were investments in new outsourcing contracts.

During the fourth quarter of fiscal 2005, the Securities and Exchange Commission Staff indicated that auction rate securities should not be classified as cash equivalents unless, when purchased, the maturity of the underlying debt is less than 90 days. The Company had classified its occasional holdings of auction rate securities as cash equivalents regardless of the maturity of the underlying debt. As a result, the Company reclassified $46.9 million of auction rate securities held at April 2, 2004 from “Cash and cash equivalents” to “available for sale investments.” This reclassification had no impact on operating cash flows but did increase investing cash outflow during fiscal 2004 by $46.9 million and reduced investing cash outflow for fiscal 2005 by the corresponding amount. The Company had no auction rate securities as of the end of fiscal 2005.

The Company’s investments principally relate to purchases of computer equipment and software, and deferred outsourcing contract costs that support the Company’s expanding Global Commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract’s acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets (premium). Major new fiscal 2005 outsourcing contracts, including Zurich Financial Services and Ascension Health contracts and design and build contracts with the United Kingdom’s National Health Service, drove much of the increased investments during the year.

The new fiscal 2005 outsourcing contracts, as well as contractually-driven equipment replacement requirements on existing contracts, are also expected to drive fiscal 2006 investing cash outflows. Significant capital expenditures and outsourcing contract costs are expected for engagements with United Technologies Corporation (UTC), Zurich Financial Services, BAE Systems PLC (BAE) and U.K. National Health Service and two U.S. Federal sector contracts (an Army aviation training contract and an intelligence services contract). Despite the anticipated investments on new contracts, investing cash outflows are expected to decrease slightly during fiscal 2006. Total operating cash inflows are expected to more than cover total investing outflows for fiscal 2006. The Company’s investments also include acquisitions accounted for under the purchase method of accounting, including significant amounts for fiscal 2003 related to the acquisition of DynCorp.

While increasing new business will typically generate higher overall capital investments, the mix of the new business will impact the level of capital per contract. The growth in U.S. Federal awards during fiscal 2005 and the expected growth in consulting and systems integration work is expected to limit the growth in overall capital investment in fiscal 2006 as U.S. Federal contracts and consulting and systems integration projects typically require lower levels of initial investment when compared with similar commercial outsourcing contracts. This coupled with the Company’s continued focus on improving cash flows and return on investment is expected to result in a decrease in cash outflow from investing activities for fiscal 2006.

Dispositions of investments in businesses have from time to time generated investing cash flows for the Company. During the fourth quarter of fiscal 2005 the disposition of DynCorp International generated $775 million in cash proceeds. As discussed below the Company used these proceeds to reduce debt levels during that quarter.

As described above, historically a majority of the Company’s capital investments have been funded by cash from operations. Net cash outflows from financing activities over the past three years reflect the Company’s commitment to reduce its overall debt levels and improve its debt to total capitalization ratio. Continuing this commitment to reduce debt levels the Company utilized proceeds from the sale of DynCorp International to redeem $1.0 billion of term debt during the fourth quarter of fiscal

2005. This reduced the Company’s overall year-end debt level to its lowest level since fiscal 2000. Cash outflows to redeem the term debt included $27.8 million of early redemption premiums. At year-end fiscal 2005, there was no outstanding commercial paper, a result of cash generated from operations.

Partially offsetting the financing cash out flows from debt redemption and repayment of borrowings were cash proceeds from the exercise of stock options.

During fiscal 2004 the Company issued $300 million of 3.50% term debt due April 2008 with the proceeds used to reduce outstanding commercial paper and support general corporate purposes. During the fourth quarter of fiscal 2003 the Company issued 15 million shares to partially fund the DynCorp acquisition. In addition, the Company issued $300 million of 5.00% notes due February 15, 2013. The funds were used for general corporate purposes, including reduction of outstanding commercial paper which had increased as a result of paying off assumed DynCorp debt and the cash portion of the DynCorp consideration.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,010.3 million at April 1, 2005, $562.8 million at April 2, 2004, and $299.6 million at March 28, 2003. During fiscal 2005, equity increased due to the Company’s earnings as well as a foreign currency translation adjustment of $94.3 million, offset by an increase in unfunded pension obligations of $37.7 million. At the end of fiscal 2005, CSC’s ratio of debt to total capitalization was 17.6%, down from 30.1% at the end of fiscal 2004 and 35.0% at the end of fiscal 2003. These debt ratio improvements were the result of debt reduction and equity increases during fiscal 2005 and fiscal 2004. The Company’s debt to total capitalization ratio of 17.6% as of the end of fiscal 2005 is low compared to the Company’s ratios during the last five years. However, the ratio may rise in the future if the Company identifies suitable investment opportunities or other significant capital requirements.

Dollars in millions	2005	2004	2003
Debt	$1,388.7	$2,366.5	$2,479.3
Equity	6,494.7	5,503.7	4,606.4
Total capitalization	$7,883.4	$7,870.2	$7,085.7
Debt to total capitalization	17.6%	30.1%	35.0%

The Company’s sources of liquidity include cash, commercial paper and committed and uncommitted lines of credit. Short-term borrowings are principally used to supplement operating cash flow in funding working capital requirements. Forecasted positive cash flows are expected to limit the need for short-term borrowings during fiscal 2006.

At April 1, 2005, the Company had a committed line of credit providing $700 million of long-term commercial paper backup which expires on August 13, 2009. If the Company were unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under this committed line of credit. This line of credit has the option of being drawn at a Base Rate, a Eurodollar Rate or a bid option rate. The line requires the Company to (1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; (2) maintain a not-to-exceed ratio of consolidated total debt to consolidated total capitalization of .50 to 1.00; and (3) not permit on any date the ratio of consolidated total debt outstanding on such date to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 2.50 to 1.00. For further details on this agreement please see Exhibit 10.27, which is incorporated by reference to this Annual Report. As of April 1, 2005, the Company had no borrowings under these lines and was in compliance with all terms of the agreements.

At April 1, 2005, the Company had $78.4 million of short-term borrowings and $1.3 billion of long-term debt. As further described in Note 9 to the consolidated financial statements, the classification of the commercial paper is determined by the expiration date of its credit facility. The Company had no outstanding commercial paper as of April 1, 2005.

In March 2005, the Company used the proceeds from the sale of DynCorp International and cash on hand to redeem the 7.5% term notes due August 2005, and the 6.75% term notes due June 2006 for $998.9 million, and early redemption premium of $27.8 million. In addition, during fiscal 2004, the Company issued $300 million of term debt from its fiscal 2002 shelf registration.

On March 21, 2005, the Company instituted a voluntary share repurchase program for shareholders owning less than 100 shares. Under this program which has now expired, the Company repurchased 48,443 shares for $2.2 million on April 25, 2005 and 11,000 shares for $.5 million on May 31, 2005.

The Company’s short-term commercial paper has ratings from Standard & Poor’s, Moody’s and Fitch of A1, P2 and F1, respectively, and the Company’s term debt has ratings from Standards & Poor’s, Moody’s and Fitch of A, A3 and A, respectively. All of these credit ratings have stable outlooks.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 1, 2005:

Dollars in millions	Fiscal 2006	Fiscal 2007	Fiscal 2008 & thereafter	Total
Performance guarantees:
Surety bonds	$80.5	$.1		$80.6
Letters of credit	67.4	1.0	$12.2	80.6
Standby letters of credit	219.6	.3	85.8	305.7
Foreign subsidiary debt guarantees	358.2	203.2		561.4
Total	$725.7	$204.6	$98.0	$1,028.3

See Note 9 for a discussion of the above financial guarantees.

The following table summarizes the Company’s payments on contractual obligations by period as of April 1, 2005:

Dollars in millions	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt			$498.1	$794.7	$1,292.8
Interest on fixed rate debt	$74.9	$149.8	117.1	89.8	431.6
Capital lease obligations	6.9	7.6	1.0	1.1	16.6
Bank debt	78.4				78.4
Operating leases	279.0	386.3	234.3	284.1	1,183.7
Minimum purchase obligations	715.8	959.0	429.1	322.1	2,426.0
Other long-term liabilities	.4	.3		.2	.9
Total	$1,155.4	$1,503.0	$1,279.6	$1,492.0	$5,430.0

Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operations of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from one to five years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion or all of the shortfall.

The above excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be $0 in some years. Funding is determined based on a review of benefit obligations and plan assets as well as various regulatory requirements including ERISA and Cost Accounting Standards (CAS). While there are certain minimum contributions requirements, CSC may elect to increase the level of funding of contributions based on a number of factors including performance of pension investments, changes in workforce composition and the ability to recover costs on cost reimbursable contracts. During fiscal 2006, the Company expects to make contributions of approximately $240 million to pension and postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2006 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 10 to the consolidated financial statements for further discussion.

Fiscal 2005 contributions were $254.2 million. Of this amount $55 million was made toward the end of fiscal 2005 in order to increase non-U.S. pension plans’ funded position. These fiscal year contribution figures may differ from those in Note 10 to the consolidated financial statements due to the use of a December 31st measurement date in that note.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 15 to the consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. The Company has previously issued $600 million worth of term debt from the shelf registration, leaving $900 million of shelf available for additional securities.

Dividends and Redemption

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements under “Summary of Significant Accounting Policies.” The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the types of estimates made are for contract-specific issues. While changes to estimates or assumptions on a specific contract could result in a material adjustment to the consolidated financial statements, the risk is mitigated by the Company’s broad portfolio of contracts that would typically have offsetting adjustments.

The Company has identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company’s critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition and cost estimation and recoverability on long-term, fixed-price contracts

While fixed-price contracts that use percentage-of-completion accounting currently comprise less than 7% of CSC’s total revenue, the determination of revenues and costs on such contracts requires significant judgment and estimation. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of the Company’s software engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations. Management regularly reviews project profitability and the underlying estimates.

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

Capitalization of outsourcing contract costs

Certain costs incurred upon initiation of an outsourcing contract are deferred and amortized over the contract life. These costs consist of contract acquisition and transition/set-up costs, and include the cost of due diligence activities after competitive selection, costs associated with installation of systems and processes, and amounts paid to clients in excess of the fair market value of acquired assets (premiums). Finance staff, working with program management, review costs to determine appropriateness for deferral in accordance with relevant accounting guidance.

Key estimates and assumptions that the Company must make include assessing the fair value of acquired assets in order to calculate the premium and projecting future cash flows in order to assess the recoverability of deferred costs. The Company utilizes the experience and knowledge of its professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of Company personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on the Company’s results of operations. Amortization of such premiums is recorded as a reduction to revenues.

Capitalization of software development costs

The Company capitalizes certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. The Company considers various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of the Company’s ability to utilize the software on an ongoing basis. To assess the realizability or recoverability of capitalized software costs, the Company must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to the Company’s results of operations.

Estimates used to determine deferred income taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

Assumptions related to purchase accounting and goodwill

The Company accounts for its acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to appraise certain assets and liabilities, but even those determinations would be based on significant estimates provided by the Company, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

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

Assumptions to determine retirement benefits costs and liabilities

The Company offers a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return on plan assets utilized for the fiscal 2005 pension plan valuations was 7.7% compared to 7.9% used in fiscal 2004. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $10 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2005 pension plan valuations was 5.9% compared to 6.1% used for fiscal 2004. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have increased or decreased the net periodic pension cost by approximately $36 million. Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time. For CSC, negative financial market returns for fiscal 2003 resulted in lower than expected pension plan asset returns, while positive market returns for fiscal 2004 and fiscal 2005 caused actual pension plan asset returns to exceed those expected. Declining discount rates over the past several years, which resulted in higher calculated benefit obligations, served to partially offset or more than offset the positive impact of the asset returns for fiscal 2004 and fiscal 2005, respectively.

SFAS No. 87 requires recognition of a minimum pension obligation if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year. At the end of both fiscal 2005 and fiscal 2004, some of the Company’s pension plans had ABOs in excess of the fair value of their respective plan assets, thus requiring additional minimum obligations. The excess at the end of fiscal 2005 was higher than at the end of fiscal 2004. As a result, the Company was required to adjust the additional minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to increase the minimum pension liability by $60.8 million during fiscal 2005, decrease intangible assets by $2.8 million and record a charge to accumulated other comprehensive income of $63.6 million ($37.7 million net of taxes). Based on future plan asset performance and interest rates, additional changes to equity might be required.

Assumptions and estimates used to analyze contingencies and litigation

The Company is subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. CSC consults with legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, the Company accrues a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.

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

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements.

These factors include, without limitation, the following: (i) changes in demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) the Company’s ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (iii) competitive pressures; (iv) the Company’s ability to consummate divestitures, and to consummate and integrate acquisitions and form alliances; (v) early termination of customer contracts; (vi) the Company’s ability to collect its accounts receivable on a timely basis; (vii) the Company’s ability to recover its capital investment in outsourcing contracts; (viii) the profitability of long-term customer contracts and fixed-price customer contracts, and the Company’s ability to negotiate appropriate contract modifications; (ix) the Company’s exposure to financially troubled customers; (x) pending litigation; (xi) the Company’s ability to attract and retain qualified personnel; and (xii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

The Company is engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company’s federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting.

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

Foreign Currency

During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, the Company is increasing its use of off-shore support and is therefore becoming more exposed to currency fluctuations. If necessary, the Company may use foreign currency forward contracts or options to hedge exposures arising from these transactions.

During fiscal 2005, 39.5% of the Company’s revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.95% or $555.5 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.95% or $555.5 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $31.9 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At April 1, 2005, the Company had approximately $533.4 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $78.4 million of non-U.S. dollar borrowings.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements

Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

MANAGEMENT REPORT

Management Report on Internal Control Over Financial Reporting

The management of Computer Sciences Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of April 1, 2005 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 33, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005.

Date: June 6, 2005
Van B. Honeycutt
Chairman and Chief Executive Officer
Leon J. Level
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Computer Sciences Corporation (the Company) maintained effective internal control over financial reporting as of April 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 1, 2005 of the Company and our report dated June 6, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Los Angeles, California
June 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of April 1, 2005 and April 2, 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended April 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of April 1, 2005 and April 2, 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Los Angeles, California
June 6, 2005

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions except per-share amounts	April 1, 2005	April 2, 2004	March 28, 2003
Revenues	$14,058.6	$13,447.9	$11,162.3
Costs of services	11,315.1	10,828.2	8,934.9
Selling, general and administrative	807.8	793.7	699.5
Depreciation and amortization	1,051.0	966.0	799.7
Interest expense	156.8	169.8	142.8
Interest income	(16.1)	(9.2)	(8.5)
Special items (note 6)	28.6	22.7	1.3
Total costs and expenses	13,343.2	12,771.2	10,569.7
Income from continuing operations before taxes	715.4	676.7	592.6
Taxes on income (note 7)	219.0	200.5	164.1
Income from continuing operations	496.4	476.2	428.5
Income from discontinued operations, net of taxes (note 2)	85.0	43.2	11.7
Gain on sale of discontinued operations, net of taxes (note 2)	228.8
Discontinued operations, net of taxes	313.8	43.2	11.7
Net income	$810.2	$519.4	$440.2
Earnings per common share:
Continuing operations	$2.62	$2.54	$2.49
Discontinued operations	1.66	0.23	0.07
Basic*	$4.27	$2.77	$2.55
Continuing operations	$2.59	$2.52	$2.48
Discontinued operations	1.64	0.23	0.07
Diluted*	$4.22	$2.75	$2.54

*   Amounts may not add as a result of rounding.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

In millions	April 1, 2005	April 2, 2004
Current assets:
Cash and cash equivalents	$1,010.3	$562.8
Receivables, net of allowance for doubtful accounts of $53.1 (2005) and $49.4 (2004) (note 8)	3,537.7	3,370.5
Prepaid expenses and other current assets	1,058.0	664.0
Assets of operations held for sale (note 2)	83.8	636.6
Total current assets	5,689.8	5,233.9
Investments and other assets:
Software, net of accumulated amortization of $639.3 (2005) and $516.7 (2004)	461.3	401.2
Outsourcing contract costs, net of accumulated amortization of $943.5 (2005) and $771.8 (2004)	1,279.6	1,131.8
Goodwill, net of accumulated amortization of $333.9 (2005) and $327.4 (2004) (notes 3 and 4)	2,343.4	2,297.5
Other assets (notes 5, 7 and 10)	494.4	569.6
Total investments and other assets	4,578.7	4,400.1
Property and equipment—at cost (note 9):
Land, buildings and leasehold improvements	1,024.2	873.1
Computers and related equipment	4,058.8	3,700.3
Furniture and other equipment	437.3	415.5
	5,520.3	4,988.9
Less accumulated depreciation and amortization	3,154.9	2,818.9
Property and equipment, net	2,365.4	2,170.0
	$12,633.9	$11,804.0

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions except shares	April 1, 2005	April 2, 2004
Current liabilities:
Short-term debt and current maturities of long-term debt (note 9)	$85.7	$60.1
Accounts payable	836.0	794.7
Accrued payroll and related costs	660.4	624.5
Other accrued expenses	1,320.4	1,013.6
Deferred revenue	562.7	331.0
Federal, state and foreign income taxes (note 7)	395.8	302.5
Liabilities of operations held for sale (note 2)	16.9	133.4
Total current liabilities	3,877.9	3,259.8
Long-term debt, net of current maturities (note 9)	1,303.0	2,306.4
Other long-term liabilities (notes 7 and 10)	958.3	734.1
Commitments and contingencies (note 11)
Stockholders’ equity (notes 12 and 13):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 191,662,208 (2005) and 188,294,022 (2004)	191.7	188.3
Additional paid-in capital	1,670.0	1,539.2
Earnings retained for use in business	4,408.1	3,597.9
Accumulated other comprehensive income	254.9	198.4
	6,524.7	5,523.8
Less common stock in treasury, at cost, 455,242 shares (2005) and 452,257 shares (2004)	(19.3)	(19.2)
Unearned restricted stock	(10.7)	(.9)
Stockholders’ equity, net	6,494.7	5,503.7
	$12,633.9	$11,804.0

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	April 1, 2005	April 2, 2004	March 28, 2003
Cash flows from operating activities:
Net income	$810.2	$519.4	$440.2
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	1,145.5	1,038.1	857.5
Deferred taxes	192.7	182.4	145.9
Special items, net of tax	18.4	7.4	3.3
Gain on dispositions, net of tax	(229.7)
Provision for losses on accounts receivable	10.7	6.3	21.4
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(295.7)	(177.5)	(136.5)
Increase in prepaid expenses and other current assets	(400.2)	(147.2)	(22.2)
Increase (decrease) in accounts payable and accruals	445.4	216.7	(22.9)
Increase (decrease) in income taxes payable	40.0	(52.6)	(46.5)
Increase (decrease) in deferred revenue	225.3	111.6	(74.6)
Other operating activities, net	(21.1)	(27.1)	(17.4)
Net cash provided by operating activities	1,941.5	1,677.5	1,148.2
Cash flows from investing activities:
Purchases of property and equipment	(855.2)	(725.0)	(638.5)
Outsourcing contracts	(416.5)	(458.7)	(120.2)
Acquisitions, net of cash acquired	(20.5)		(185.2)
Dispositions	819.1	44.1	102.4
Software	(205.1)	(163.4)	(127.5)
Other investing activities, net	82.8	(22.3)	(25.0)
Net cash used in investing activities	(595.4)	(1,325.3)	(994.0)
Cash flows from financing activities:
Net repayment of commercial paper		(401.0)	(8.7)
Borrowings under lines of credit	47.9	89.8	262.0
Repayment of borrowings under lines of credit	(25.8)	(90.2)	(257.3)
Proceeds from term debt issuance		298.3	296.3
Principal payments on long-term debt	(7.4)	(32.0)	(41.3)
Repayment of debt	(1,025.2)		(296.4)
Proceeds from stock options and other common stock transactions	107.8	35.4	25.6
Other financing activities, net	2.1	15.7	(.4)
Net cash used in financing activities	(900.6)	(84.0)	(20.2)
Effect of exchange rate changes on cash and cash equivalents	2.0	(5.0)	16.5
Net increase in cash and cash equivalents	447.5	263.2	150.5
Cash and cash equivalents at beginning of year	562.8	299.6	149.1
Cash and cash equivalents at end of year	$1,010.3	$562.8	$299.6

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings	Accumulated
			Additional	Retained	Other	Common	Unearned
	Common Stock		Paid-In	for Use in	Comprehensive	Stock in	Restricted
In millions except shares in thousands	Shares	Amount	Capital	Business	Income (Loss)	Treasury	Stock	Total
Balance at March 29, 2002	171,571.6	$171.6	$1,047.6	$2,638.3	$(215.4)	$(18.5)		$3,623.6
Comprehensive income:
Net income				440.2				440.2
Currency translation adjustment					167.7			167.7
Unfunded pension obligation					(93.0)			(93.0)
Unrealized loss on available for sale securities					(1.8)			(1.8)
Comprehensive income								513.1
Stock-based compensation	439.0	.4	15.5			(.5)		15.4
Defined contribution plan transactions	205.0	.2	8.9					9.1
Common stock issuance	14,991.0	15.0	430.2					445.2
Balance at March 28, 2003	187,206.6	187.2	1,502.2	3,078.5	(142.5)	(19.0)		4,606.4
Comprehensive income:
Net income				519.4				519.4
Currency translation adjustment					302.0			302.0
Unfunded pension obligation					39.8			39.8
Unrealized loss on available for sale securities					(.9)			(.9)
Comprehensive income								860.3
Stock-based compensation	1,087.4	1.1	37.0			(.2)	$(.9)	37.0
Balance at April 2, 2004	188,294.0	188.3	1,539.2	3,597.9	198.4	(19.2)	(.9)	5,503.7
Comprehensive income:
Net income				810.2				810.2
Currency translation adjustment					94.3			94.3
Unfunded pension obligation					(37.7)			(37.7)
Unrealized loss on available for sale securities					(.1)			(.1)
Comprehensive income								866.7
Stock-based compensation	3,368.2	3.4	130.8			(.1)	(9.8)	124.3
Balance at April 1, 2005	191,662.2	$191.7	$1,670.0	$4,408.1	$254.9	$(19.3)	$(10.7)	$6,494.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as ‘‘CSC’’ or ‘‘the Company.’’ Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 - 50 percent ownership, are accounted for by the equity method. Other investments are accounted for by the cost method. All material intercompany transactions and balances have been eliminated.

Reclassification

Prior period amounts have been adjusted to conform to current year presentation.

The Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from the date of purchase in its consolidated balance sheet to prepaid and other current assets from cash and cash equivalents. The impact of this reclassification was to increase prepaid and other current assets by $46.9 and reduce cash and cash equivalents by an equivalent amount at April 2, 2004. The reclassification increased cash used for investing activities for fiscal 2004 by $46.9. As of April 1, 2005, the Company had no auction rate securities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s primary service offerings are information technology (I/T) outsourcing and I/T and other professional services.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. Federal government. Currently, less than seven percent of the Company’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measure of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs may include costs related to customer change orders subject to negotiation with the customer. Deferral of these costs are recorded as prepaid expenses on the Company’s balance sheet. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.

Revenue from sales of proprietary software is recognized upon receipt of a signed contract documenting customer commitment, delivery of the software and determination of the fee amount and its probable collection. However, if significant customization is required, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method. Costs incurred in connection with sales of proprietary software are expensed as incurred.

Client contracts may include the provision of more than one of CSC’s services. CSC adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” for all arrangements entered into after July 4, 2003. Accordingly, for applicable arrangements revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration to the guidance provided by other authoritative literature.

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Software	2 to 10 years
Credit information files	10 to 20 years
Acquired contract related intangibles	Contract life and first contract renewal
Outsourcing contract costs	Contract life, excluding option years

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

Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When indications exist of a possible impairment in internal-use software, the Company assesses recoverability by reviewing undiscounted estimated cash flows associated with the software product or its related asset group and compares the total to the unamortized balance.

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

Outsourcing Contract Costs

Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities. Such capitalized costs can be separated into two principal categories: contract acquisition costs and transition/set-up costs. The primary types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, travel costs, and asset premiums.

The first principal category, contract acquisition costs, consists mainly of due diligence activities after competitive selection as well as premiums paid. Premiums are amounts paid to clients in excess of the fair market value of acquired assets. Fixed assets acquired in connection with outsourcing transactions are capitalized at fair value and depreciated consistent with fixed asset policies described above. Premiums are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of outsourcing contract cost premiums is accounted for as a reduction in revenue. The second principal category of capitalized outsourcing costs is transition/set-up costs. Such costs are primarily associated with installation of systems and processes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the bid model that was developed as part of the original proposal process and subsequent annual budgets.

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

Purchase Accounting and Goodwill

The Company accounts for its acquisitions using the purchase method of accounting. Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually for each reporting unit. See Notes 3 and 4 for further discussion.

Marketable Securities

The Company classifies its investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Available-for-sale securities are included in Prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses.

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where, based on the weight of available evidence, it is more likely than not all or a portion of a deferred tax asset will not be realized.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is also subject to examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on deferred taxes and income tax liabilities and the adequacy of the provision for income taxes.

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At April 1, 2005 and April 2, 2004, the Company had no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of outsourcing contract premiums, which is reported as a reduction of revenue in the consolidated statements of income.

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2005	2004	2003
Interest	$173.7	$159.7	$140.4
Taxes on income	49.3	38.8	46.6

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (OCI). As of April 1, 2005 and April 2, 2004 the balance of currency translation adjustment included in OCI was a deferred gain of $352.3 and $258.0, respectively.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

Basic and diluted earnings per share are calculated as follows:

	Fiscal Year
	2005	2004	2003
Income from continuing operations	$496.4	$476.2	$428.5
Income from discontinued operations, net of taxes	85.0	43.2	11.7
Gain on sale of discontinued operations, net of taxes	228.8
Discontinued operations, net of taxes	313.8	43.2	11.7
Net income	$810.2	$519.4	$440.2
Common share information:
Average common shares outstanding for basic EPS	189.575	187.273	172.317
Dilutive effect of stock options	2.224	1.431	.802
Shares for diluted EPS	191.799	188.704	173.119
Income from continuing operations	$2.62	$2.54	$2.49
Income from discontinued operations, net of taxes	0.45	0.23	0.07
Gain on sale of discontinued operations, net of taxes	1.21
Discontinued operations, net of taxes	1.66	0.23	0.07
Basic EPS*	$4.27	$2.77	$2.55
Income from continuing operations	$2.59	$2.52	$2.48
Income from discontinued operations, net of taxes	0.44	0.23	0.07
Gain on sale of discontinued operations, net of taxes	1.19
Discontinued operations, net of taxes*	1.64	0.23	0.07
Diluted EPS*	$4.22	$2.75	$2.54

*                       Amounts may not add as a result of rounding.

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 3,058,103; 8,792,674; and 8,948,572 for the years ended April 1, 2005, April 2, 2004 and March 28, 2003, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

At April 1, 2005, the Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following pro forma presentation was prepared in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation using the fair value based method.

Under APB Opinion No. 25 and SFAS No. 123, the Company recognizes compensation cost over the explicit vesting period, including awards subject to acceleration of vesting upon retirement. The SEC Staff has recently indicated for employees becoming eligible to retire during the explicit service period, such period is considered “nonsubstantive” for service performance. The SEC Staff accepts the practice of recognizing the compensation cost over the explicit service period in those cases, but only until such time as the Company adopts SFAS No. 123(R), “Share-Based Payment” (see Recent Accounting Pronouncements for further discussion). At that time, compensation cost will be recognized over the period through the date the employee first becomes eligible to retire. The impact on recognized compensation cost for fiscal 2005, fiscal 2004 and fiscal 2003 is not material had the Company applied the nonsubstantive vesting provisions of SFAS No. 123(R).

	Fiscal Year
	2005	2004	2003
Net income, as reported	$810.2	$519.4	$440.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6.0	4.9	5.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(35.0)	(39.9)	(53.2)
Pro forma net income	$781.2	$484.4	$392.1
Earnings per share:
Basic—as reported	$4.27	$2.77	$2.55
Basic—pro forma(1)	4.12	2.59	2.28
Diluted—as reported	4.22	2.75	2.54
Diluted—pro forma(1)	4.07	2.57	2.26

(1)      Pursuant to the Exchange Offer, as discussed in Note 12, 2,352,820 shares were canceled during fiscal 2002, resulting in a favorable expense adjustment to the pro forma net income for that year. The new options issued on May 30, 2002, in exchange for the canceled options, have the same vesting schedule and vesting start date as the options canceled in exchange therefore. This cancellation and issuance of the new options in accordance with the Exchange Offer contributed to the comparatively high impact in fiscal 2003 pro forma earnings per share.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The weighted average fair values of stock awards granted during fiscal 2005, fiscal 2004 and fiscal 2003 were $18.93, $14.60 and $17.59, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Risk-free interest rate	3.58%	2.32%	3.70%
Expected volatility	48%	48%	50%
Expected option term (for volatility calculation)	6.52 years	6.55 years	6.41 years
Expected lives (for Black-Scholes model input)	3.90 years	3.66 years	3.32 years

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB staff position (FSP) FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest.” The FSP addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The identification of variable interests (implicit and explicit) may affect (a) the determination as to whether the potential VIE should be considered a VIE, (b) the calculation of expected losses and residual returns, and (c) the determination as to which party, if any, is the primary beneficiary of the VIE. Thus, identifying whether a reporting enterprise holds a variable interest in a VIE or potential VIE is necessary to apply the provisions of Interpretation 46(R). For entities to which Interpretation 46(R) has been applied, the effective date for applying the guidance in this FSP is the first reporting period beginning after March 3, 2005, in accordance with the transition provisions of Interpretation 46(R). For entities to which Interpretation 46(R) has not been applied, the guidance in this FSP shall be applied in accordance with the effective date and transition provisions of Interpretation 46(R). Adoption of this staff position is not expected to have a significant effect on the Company’s consolidated financial condition, or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies use of the term conditional asset retirement obligation in FASB Statement No. 143, “Accounting for Asset Retirement Obligation.” Under FAS 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The magnitude of the impact of adopting this statement is still being determined.

In December 2004, the FASB issued staff position FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. As a result of the Act, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of both current and prior years’ unremitted foreign earnings for purposes of applying Statement 109. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. During fiscal 2005, this staff position did not impact the Company’s consolidated financial position or results of operations, but may in future periods.

In December 2004, the FASB issued staff position FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 includes a provision for a potential tax deduction of 9 percent of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The FASB staff concluded that the deduction should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction. FSP No. 109-1 was effective upon issuance. During fiscal 2005, this staff position did not impact the Company’s consolidated financial position or results of operations, but may in future periods.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) eliminates the alternative of using APB Opinion 25’s intrinsic value method of accounting. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the SEC Staff postponed implementation of SFAS No. 123(R) and the Company plans to adopt SFAS No. 123(R) effective fiscal 2007. The adoption of this statement will increase reported expenses; the magnitude of the impact is still being determined.

During its September 2004 meeting the Emerging Issues Task Force (EITF) reached a consensus on Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” Issue 04-10 addresses how an enterprise should evaluate the aggregating criteria in Paragraph 17 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of that Statement. Issue 04-10 is effective beginning with the fiscal 2006 annual report on Form 10-K. The Company is currently evaluating the effects, if any, the Issue will have on its segment reporting disclosures.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

During the September 2004 EITF meeting, the SEC Staff discussed the “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The SEC Staff concluded in SEC Staff Announcement D-108 that the residual method for valuing acquired assets other than goodwill does not comply with the requirements of SFAS No. 141. Paragraph 37(e) of SFAS No. 141 requires intangible assets that meet the recognition criteria to be recorded at fair value. The SEC Staff concluded the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141. Impairment testing of intangible assets similarly should not rely on a residual method and should, instead, comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SEC Staff Announcement D-108 is effective for business combinations completed after September 29, 2004, and registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The adoption of this staff announcement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This staff position applies to the sponsor of a single-employer defined benefit postretirement healthcare plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 specifies that the subsidy initially received under the Act is recorded as an actuarial gain to the accumulated postretirement benefit obligation (APBO), and amortized over future service periods. Future subsidies or reductions in covered claims will reduce period service costs. During fiscal 2005, the Company determined its plan to be at least actuarially equivalent based on an analysis of the net company cost, and chose to prospectively adopt the provisions of the Act which did not have a material impact on the Company’s consolidated financial statements.

Note 2—Discontinued Operations

The Company sold its equity interest in the international and other select operations of DynCorp for $850 including $75 of 13% paid-in-kind preferred stock of DynCorp International (DI) on February 11, 2005. CSC sold the interest to allow the Company’s U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8. The Company realized an after tax gain of approximately $228.8 on the transaction net of taxes of $59.3. The gain is subject to working capital adjustments. The working capital adjustments, which are payable in paid-in-kind preferred stock, are subject to agreement between the buyer and the seller and/or arbitration and will impact the gain on sale during fiscal 2006.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Discontinued Operations (Continued)

On April 8, 2005, CSC entered into a definitive agreement with a subsidiary of DST Systems Inc. to exchange CSC’s Health Plan Solutions (HPS) business for approximately 7.13 million of CSC common shares held by the subsidiary. HPS is not a core CSC business. Its platform and size inhibit synergies with CSC’s other offerings in the healthcare market and do not complement the Company’s overall growth strategy. The exchange closed on April 29, 2005. The revenue and expense of HPS have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The following discloses the results of the discontinued operations:

	Fiscal Year
	2005	2004	2003
Revenue	$1,790.5	$1,319.7	$184.2
Income before taxes	138.3	70.2	19.0
Net Income	85.0	43.2	11.7

The following is a summary of the assets and liabilities of operations held for sale as of April 1, 2005 and April 2, 2004. The amounts listed as of April 1, 2005 include Health Plan Solutions only which are reported in the Global Commercial sector.

	April 1, 2005	April 2, 2004
Total receivables, net	$28.8	$245.8
Prepaid expenses and other assets	2.0	24.2
Goodwill and certain intangibles	50.5	357.7
Investments		.6
Property, plant and equipment	2.5	8.3
Total Assets	$83.8	$636.6
Accounts payable	$3.1	$15.7
Accrued expenses	9.0	111.7
Deferred income taxes	2.6	2.9
Other long-term liabilities	2.2	3.1
Total Liabilities	$16.9	$133.4

Note 3—Acquisitions

During March 2003, CSC completed the acquisition of all of the outstanding equity securities of DynCorp for a purchase price of $617.1, including $161.3 in cash, common stock valued at $445.2 (14,990,769 shares at $29.70 per share) and transaction fees. The value of the shares was determined based on the average market price of CSC common stock two days before the measurement and acquisition date of March 7, 2003. In addition, CSC assumed $296.4 of outstanding DynCorp debt. DynCorp is primarily a provider of systems, services, outsourcing, and electronic business solutions to the U.S. Government.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Acquisitions (Continued)

The acquisition was accounted for under the purchase method, and accordingly, DynCorp’s results of operations have been included with the Company’s from the date of acquisition, March 7, 2003. The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. In addition, the Company obtained an independent appraisal of the fair values for certain intangible assets. Initial goodwill was $721.7 and other identified intangible assets including customer contracts and related customer relationships acquired from DynCorp were valued at $185.0. During fiscal 2004, the Company finalized the fair value of the other identified intangibles principally due to the completion of third party appraisals and finalized the purchase price allocation. These non-cash adjustments resulted in the intangible assets decreasing by $25.7, with offsetting increases to goodwill and deferred tax assets of $15.7 and $10.0, respectively. Various other adjustments were recorded during the year to assets acquired and liabilities assumed as information was received, resulting in a net increase to goodwill of $.8, excluding the above stated adjustments. The various adjustments included reductions to acquisition integration liabilities of $5.0, which are discussed below.

The goodwill recognized of $738.2 was assigned to the U.S. Federal sector, $69.3 of which is deductible for tax purposes. See Note 4 for the impact of the sale of DI on the intangible assets and goodwill balances.

As a result of the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 63 DynCorp employees, revised from our original estimate of 75. As of Apri1 1, 2005, all 63 employees had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table. The liabilities have been adjusted from those included in the preliminary purchase price allocation based upon the receipt of information and more analysis conducted by the Company. Adjustments reduced the liability balances for severance, facility consolidations and other by $.3, $4.4 and $.3, respectively. Adjustments to the liabilities were offset by changes to goodwill. Components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows:

	Acquisition Integration Liabilities	Paid as of April 1, 2005	Balance Remaining at April 1, 2005
Severance payments	$7.1	$6.6	$.5
Facility consolidations	66.6	32.1	34.5
Other	6.1	2.5	3.6
Total	$79.8	$41.2	$38.6

During fiscal 2003, the Company adjusted the purchase price allocation for the Mynd Corporation (Mynd) acquisition as CSC anticipates utilizing a loss carryforward and a deductible basis difference in its

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Acquisitions (Continued)

future foreign tax filings. The Company also adjusted the purchase price allocation for the Mynd acquisition during fiscal 2004 as CSC anticipates using a loss carryforward in its current and future domestic tax filings. In accordance with generally accepted accounting principles, loss carryforward adjustments and deductible basis differences are not reflected in the determination of net income subsequent to the allocation period. Accordingly, during fiscal 2004 goodwill decreased and deferred taxes increased by $33.6.

As a result of the acquisition of Mynd, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. The involuntary termination related to 518 Mynd employees of which 306 were U.S. employees and 212 were international employees; as of April 1, 2005, all of the affected employees have been terminated. The remaining severance payment balance at April 1, 2005 represents scheduled payments to be made through 2006. The components of the acquisition integration liabilities included in the purchase price allocation for Mynd are as follows:

	Acquisition Integration Liabilities	Paid as of April 1, 2005	Balance Remaining at April 1, 2005
Severance payments	$77.6	$69.5	$8.1
Facility and data center consolidations	93.4	73.4	20.0
Other	29.2	29.1	.1
Total	$200.2	$172.0	$28.2

Note 4—Goodwill

During the second quarter ended October 1, 2004, the Company completed its annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

	Global Commercial Sector Segment	U.S. Federal Sector Segment	Total
Balance as of March 28, 2003	$1,677.5	$522.5	$2,200.0
Additions	1.6	16.5	18.1
Reclassification	(33.6)		(33.6)
Foreign currency translation	113.0		113.0
Balance as of April 2, 2004	1,758.5	539.0	2,297.5
Additions	1.4	10.9	12.3
Dispositions	(9.1)		(9.1)
Foreign currency translation	42.7		42.7
Balance as of April 1, 2005	$1,793.5	$549.9	$2,343.4

The Global Commercial additions to goodwill during fiscal 2005 relate to an earn-out payment associated with an acquisition in Europe; the dispositions relate to divestments of small non-core businesses in Europe and Australia. Additions to U.S. Federal goodwill during fiscal 2005 relate to the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 4—Goodwill (Continued)

purchase of a minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.” During fiscal 2004 the Company adjusted goodwill by $33.6 in anticipation of utilizing acquired loss carryforwards previously fully offset by a valuation allowance in domestic tax filings. The U.S. Federal sector and Global Commercial sector goodwill balances as of March 28, 2003 and April 2, 2004 reflect the reclassification of $259.7 and $47.6, respectively, of goodwill to assets held for sale as part of the discontinued operations summarized in Note 2.

Note 5—Other Intangible Assets

A summary of amortizable intangible assets as of April 1, 2005 and April 2, 2004 is as follows:

	April 1, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,100.6	$639.3	$461.3
Outsourcing contract costs	2,223.1	943.5	1,279.6
Customer and other intangible assets	170.4	83.0	87.4
Total intangible assets	$3,494.1	$1,665.8	$1,828.3

	April 2, 2004
	Gross Carrying Value	Accumulated Amortization	Net
Software	$917.9	$516.7	$401.2
Outsourcing contract costs	1,903.6	771.8	1,131.8
Customer and other intangible assets	170.4	67.8	102.6
Total intangible assets	$2,991.9	$1,356.3	$1,635.6

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $403.2, $344.9 and $289.3 for the years ended April 1, 2005, April 2, 2004 and March 28, 2003, respectively. Estimated amortization related to intangible assets at April 1, 2005 for each of the subsequent five years, fiscal 2006 through fiscal 2010, is as follows: $426, $338, $273, $243 and $182, respectively. Other intangible asset balances as of April 2, 2004 reflect the reclassification of $49.8 million to assets held for sale as part of the discontinued operations summarized in Note 2.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	April 1, 2005	April 2, 2004
Commercial software products	$199.4	$192.4
Internal-use software	36.8	60.1
Purchased software	225.1	148.7
Total	$461.3	$401.2

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 5—Other Intangible Assets (Continued)

Amortization of capitalized software development costs and purchased software included in depreciation and amortization of $1,051.0, $966.0 and $799.7 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, consisted of the following:

	Fiscal Year Ended
	April 1, 2005	April 2, 2004	March 28, 2003
Commercial software products	$54.8	$57.9	$62.1
Internal-use software	26.2	21.3	32.8
Purchased software	61.7	58.3	32.7
Total	$142.7	$137.5	$127.6

Note 6—Special Items

During fiscal 2005, the Company recorded special items of $28.6 ($18.4 after tax) or 10 cents per share. Special items included $27.8 of early redemption premiums and the write off of $1.7 of deferred debt issuance costs and unamortized discount as described in Note 9. Special items also included a $.9 reversal of special items recorded in fiscal 2001 in connection with the consolidation of facilities.

During fiscal 2004, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition of March 2003. As a result, special items of $22.7 ($14.6 after tax) or 8 cents per share were recorded during fiscal 2004. The charges include equipment and related disposal costs that cannot accommodate the larger, integrated U.S. Federal sector business, and their use has been discontinued. In addition, the Company determined that certain CSC facilities were no longer needed as a result of the acquisition, and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $27.9 ($17.9 after tax) or 10 cents per share of special charges related to exit and disposal activities arising from the acquisition.

During fiscal 2003, the Company reviewed its operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition in March 2003. As a result, special items of $5.2 ($3.3 after tax) or 2 cents per share were recorded. The special items related to the write off of software associated with prior CSC operations now redundant to similar assets acquired with DynCorp. In addition, certain equipment was identified that could no longer accommodate the larger, integrated U.S. Federal sector business. As a result of the April 29, 2005 exchange agreement for CSC’s Health Plan Solutions, described in Note 2 and Note 16, $3.9 of the above $5.2 special items was reclassified to income from discontinued operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes

Total income tax expense was allocated as follows:

	Fiscal Year
	2005	2004	2003
Income from continuing operations	$219.0	$200.5	$164.1
Income from discontinued operations	53.3	27.0	7.3
Total	$272.3	$227.5	$171.4

The sources of income before taxes from continuing operations, classified as between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2005	2004	2003
Domestic entities	$468.5	$499.0	$390.3
Entities outside the United States	246.9	177.7	202.3
Total	$715.4	$676.7	$592.6

The provision for income tax expense on income from continuing operations classified between current and deferred and to taxing jurisdiction in the following manner:

	Fiscal Year
	2005	2004	2003
Current:
Federal	$(22.5)	$(6.0)	$(11.9)
State	9.6	8.9	1.0
Foreign	86.8	40.1	35.4
	73.9	43.0	24.5
Deferred:
Federal	111.0	151.1	118.2
State	13.1	(6.8)	9.3
Foreign	21.0	13.2	12.1
	145.1	157.5	139.6
Total provision for taxes	$219.0	$200.5	$164.1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	.7	.8	1.0
Amortization of intangibles	(7.8)	(3.7)	(3.0)
Utilization of tax credits	(.3)	(1.5)	(1.6)
Foreign rate differential	3.4	1.3	(.8)
Depreciable asset basis adjustment	(1.6)	(3.0)	(3.7)
Other	1.2	.7	.8
Effective tax rate	30.6%	29.6%	27.7%

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	April 1, 2005	April 2, 2004
Deferred tax assets (liabilities)
Currency exchange	$4.7	$3.3
Deferred income	2.4	3.4
Other assets	20.7	8.7
Other liabilities	43.7	37.0
Employee benefits	159.3	97.4
Investment basis difference	53.8	72.6
Tax loss/credit carryforwards	182.6	279.7
Depreciation and amortization	(519.7)	(381.4)
Contract accounting	(346.9)	(315.6)
Prepayments	(32.8)	(40.6)
Subtotal	$(432.2)	$(235.5)
Valuation allowance	(72.5)	(47.1)
Deferred balances classified as liabilities held for sale	2.6	2.9
Total deferred tax liabilities	$(502.1)	$(279.7)

Of the deferred tax amounts above, $272.1 and $272.6 are included in the current income tax liability accounts at April 1, 2005 and April 2, 2004, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

During fiscal 2001 the Company made a net investment of $24.3 in an unconsolidated limited partnership. The difference between the investment’s book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset at April 1, 2005 of $88.0 represents the expected reduction of the Company’s foreign income taxes payable or increases to loss carryforwards over the next four years. The debt of the partnership is more than fully collateralized by its assets and is non-recourse to

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

the Company. As of April 1, 2005, the net investment was $31.6 as the result of the original investment and accumulated earnings.

The increase to the valuation allowance for the fiscal year ended April 1, 2005 of $25.4 relates to deferred tax assets for net operating losses in certain foreign tax jurisdictions. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred taxes are realizable we consider the period of expiration of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

In the opinion of management the Company has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At April 1, 2005, $208.8 was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon consideration of all relevant facts and circumstances, it is the opinion of the Company’s management the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operation.

At April 1, 2005, the Company has available unused domestic net operating loss (NOL) carryforwards of approximately $1.1 which expire in year 2024. The Company also has general business tax credit carryforwards of approximately $41.4, which will expire in years 2007 through 2025, and an alternative minimum tax credit carryforward of approximately $25.0, which can be carried forward indefinitely. Additionally, the Company has tax loss carryforwards in certain state and foreign taxing jurisdictions that expire over various future periods.

The cumulative undistributed earnings of the Company’s non-U.S. subsidiaries were approximately $695.8 as of April 1, 2005. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. Among its various provisions, the Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends from controlled foreign corporations. On December 21, 2004, the FASB issued Staff Position 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows companies additional time beyond the financial reporting period in which the Act was enacted to evaluate the effect of the Act on a company’s plan for reinvestment or repatriation of undistributed foreign earnings for the purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of April 1, 2005, the Company had not determined whether, or to what extent, it might repatriate foreign earnings under the Act. Based on the analysis to date, it is possible the Company might repatriate between $0 and $400.0 of such earnings thereby creating a respective tax liability of up to approximately $30.0.

During fiscal 2004, the Internal Revenue Service (IRS) commenced an examination of the Company’s federal income tax returns for fiscal years 1995 through 1999. Although the outcome of tax

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

audits is always uncertain, in the opinion of management, the resolution of this audit is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

The IRS has substantially completed its examination of the Company’s federal income tax returns for the fiscal years 1992 through 1994. The results are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 8—Receivables

Receivables consist of the following:

	April 1, 2005	April 2, 2004
Billed trade accounts	$2,173.0	$2,053.5
Unbilled recoverable amounts under contracts in progress	1,246.4	1,153.2
Other receivables	118.3	163.8
Total	$3,537.7	$3,370.5

Billed trade accounts receivable as of April 1, 2005 includes $12.3 of balances for long-term contracts that are unpaid by customers under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer. Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $698.9, including $188.8 which is expected to be collected during fiscal 2006 and $510.1 which is expected to be collected within fiscal 2007 and thereafter.

Note 9—Debt

Short-term

The Company has a commercial paper program. The program is backed by a multi-year facility which expires on August 13, 2009. The Company’s classification of any outstanding commercial paper is determined by the expiration date of this credit facility. At April 1, 2005, the Company had no commercial paper outstanding. The weighted average interest rate on the Company’s commercial paper borrowings was 1.4% and 1.1% for the years ended April 1, 2005 and April 2, 2004, respectively.

The Company had $78.4 and $52.9 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of April 1, 2005 and April 2, 2004, respectively. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 2.0% at April 1, 2005 and 1.9% at April 2, 2004.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 9—Debt (Continued)

On March 11, 2005, the Company redeemed all of its outstanding 7.50% term notes due August 2005 and all of its outstanding 6.75% term notes due June 2006. As the result of these redemptions, the Company recorded a $29.5 pre-tax charge during fiscal 2005 consisting of $27.8 of early redemption premiums and the write off of $1.7 of deferred issuance costs and unamortized discount. The debt redemption charge is included in special items in the Consolidated Statements of Income.

Long-term

The following is a summary of long-term debt:

	April 1, 2005	April 2, 2004
7.50% term notes, due August 2005		$500.0
6.75% term notes, due June 2006		499.3
6.25% term notes, due March 2009	$200.0	200.0
7.375% term notes, due June 2011	497.7	497.3
5.00% term notes, due February 2013	297.0	296.6
3.50% term notes, due April 2008	298.1	297.5
Capitalized lease liabilities	16.6	21.5
Notes payable	.9	1.4
Total long-term debt	1,310.3	2,313.6
Less current maturities	7.3	7.2
Total	$1,303.0	$2,306.4

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $52.9 (2005) and $40.7 (2004), less accumulated amortization of $30.9 and $21.6, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, approximately $4,408.1 of retained earnings was available for cash dividends at April 1, 2005.

The carrying value of the Company’s long-term debt was $1,310.3 and $2,313.6 at April 1, 2005 and April 2, 2004, as shown above. The corresponding fair value was approximately $1,366.2 and $2,468.0 using the interest rates available to the Company for debt of the same remaining maturities.

Maturities of long-term debt, capital lease payments, and other long-term obligations by fiscal year are $7.3 (2006), $5.6 (2007), $2.3 (2008), $498.8 (2009), $.3 (2010) and $796.0 thereafter.

In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion. The Company is in substantial compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 9—Debt (Continued)

guarantees would not have a material adverse effect on the Company’s consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 1, 2005:

	Fiscal 2006	Fiscal 2007	Fiscal 2008 & thereafter	Total
Performance guarantees:
Surety bonds	$80.5	$.1		$80.6
Letters of credit	67.4	1.0	$12.2	80.6
Standby letters of credit	219.6	.3	85.8	305.7
Foreign subsidiary debt guarantees	358.2	203.2		561.4
Total	$725.7	$204.6	$98.0	$1,028.3

Note 10—Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension, postretirement benefit, life insurance benefit, deferred compensation, and other plans, as described below.

A contributory, defined benefit pension plan is generally available to U.S. employees. Certain non-U.S. employees are enrolled in defined benefit pension plans in their country of domicile. In addition, the Company has two supplemental executive retirement plans (SERP), which are nonqualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees, generally for those employed prior to August 1992, as well as dental and prescription drug benefits for certain Canadian employees. Many employees outside the U.S. are covered by government sponsored postretirement benefit programs at no direct cost to the Company other than related payroll taxes.

CSC utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. Inherent in the application of these actuarial methods are key assumptions, including discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided. CSC uses a measurement date of December 31 for the majority of its pension and postretirement benefit plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

Pension Plans

The following tables provide reconciliations of the changes in the pension plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Reconciliation of Benefit Obligation
Projected benefit obligation at beginning of year	$1,486.7	$1,295.0	$1,390.2	$847.8
Service cost	101.4	85.8	69.5	55.7
Interest cost	95.1	83.6	75.9	55.2
Plan participants’ contributions	40.3	35.3	29.7	17.4
Amendments	(19.0)	.2
Business/contract acquisitions	14.2	.2	89.0	146.2
Settlement/curtailment	(.1)	(52.7)
Actuarial loss	103.1	90.5	168.8	162.9
Benefits paid	(56.8)	(51.2)	(53.3)	(44.4)
Foreign currency exchange rate changes			126.1	149.4
Projected benefit obligation at end of year	$1,764.9	$1,486.7	$1,895.9	$1,390.2
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$1,184.2	$930.6	$1,095.2	$599.4
Actual return on plan assets	141.2	212.4	130.3	117.7
Employer contributions	88.5	98.4	48.1	125.9
Plan participants’ contributions	40.3	35.3	29.7	17.4
Benefits paid	(56.8)	(51.2)	(53.3)	(44.4)
Business/contract acquisitions (disposition)	7.9	(41.3)	77.5	163.8
Foreign currency exchange rate changes			94.1	115.4
Fair value of plan assets at end of year	$1,405.3	$1,184.2	$1,421.6	$1,095.2
Funded Status
Funded status at end of year	$(359.6)	$(302.5)	$(474.3)	$(295.0)
Unrecognized actuarial loss	264.1	213.9	383.2	250.5
Unrecognized transition obligation			10.6	8.8
Unrecognized prior service cost	12.7	29.8	6.2	6.4
Contribution adjustment	27.4	2.1	82.3	2.7
Net amount recorded in balance sheets	$(55.4)	$(56.7)	$8.0	$(26.6)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Prepaid benefit cost	$.1	$.9	$17.4	$45.5
Accrued benefit liability	(199.0)	(175.7)	(46.5)	(73.8)
Intangible asset	16.8	28.8	10.9	1.7
Accumulated other comprehensive income	126.7	89.3	26.2
Net amount recorded in balance sheets	$(55.4)	$(56.7)	$8.0	$(26.6)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The accumulated benefit obligation at the end of 2005 and 2004 was $3,127.5 and $2,448.2, respectively.

As of April 1, 2005 and April 2, 2004, the balance of minimum liability adjustments included in accumulated other comprehensive income was $97.7 (net of related taxes of $55.2) and $60.0 (net of related taxes of $29.3), respectively.

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations for the years ended April 1, 2005 and April 2, 2004:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Discount rate	5.9%	6.3%	5.3%	5.6%
Rates of increase in compensation levels	4.6%	4.7%	3.6%	3.6%

The following table provides selected information for the pension plans as of April 1, 2005 and April 2, 2004:

					Plans with
					Accumulated Benefit
					Obligation in Excess
					of the Fair Value
					of Plan Assets
	U.S. Plans		Non-U.S. Plans		(U.S. and Non-U.S.)
	2005	2004	2005	2004	2005	2004
Projected benefit obligation	$1,764.9	$1,486.7	$1,895.9	$1,390.2	$3,322.4	$1,597.1
Accumulated benefit obligation	1,628.0	1,347.5	1,499.5	1,100.7	2,848.5	1,452.8
Fair value of plan assets	1,405.3	1,184.2	1,421.6	1,095.2	2,513.5	1,226.7

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Service cost	$101.4	$85.8	$76.3	$69.5	$55.7	$43.6
Interest cost	95.1	83.6	73.1	75.9	55.2	39.1
Expected return on assets	(101.1)	(87.0)	(82.5)	(76.3)	(51.4)	(38.9)
Amortization of transition obligation	(.8)			.9	.7
Amortization of prior service costs	3.2	4.9	4.7	1.0	.9	1.1
Amortization of unrecognized net loss	14.8	6.4	.9	10.9	11.7	3.5
Settlement/curtailment	.7	2.4
Net periodic pension cost	$113.3	$96.1	$72.5	$81.9	$72.8	$48.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Discount or settlement rates	6.3%	6.7%	7.3%	5.4%	5.5%	5.9%
Expected long-term rates of return on assets	8.5%	8.5%	9.0%	6.9%	7.2%	7.2%
Rates of increase in compensation levels	4.6%	5.1%	5.4%	3.5%	3.4%	4.1%

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is therefore subject to change each year. The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual returns on those plan assets in any given year. Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized. Differences between expected and actual returns, amortized over time, are recognized in the calculation of net periodic pension cost. Rate of increase in compensation levels and other assumptions, such as turnover and life expectancy, also impact pension calculations.

The expected long-term rate of return on plan assets assumption is selected by first identifying the expected range of long-term rates of return for each major asset class. Expected long-term rates of return are developed based on long-term historical averages as well as current expectations of future returns. Consideration is given to the extent active management is employed in each class. A single expected long-term rate of return on plan assets is then calculated by weighing each asset class.

The asset allocation of pension plans at December 31, 2004 and 2003 is as follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Asset Category
Equity securities	71%	69%	56%	60%
Debt securities	28	30	20	21
Participant directed			8	8
Other	1	1	16	11
Total	100%	100%	100%	100%

The Company’s investment strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations. For each of the largest plans, an allocation range by asset class is developed. The allocation has a significant weighting for equity investments in part due to the extended duration of the plans’ obligations. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. The Company’s allocation range for its largest plan is 60-76% equities, 23-31% debt securities and 0-10% cash and other investments. The Company has typically used cash flow from employer and employee contributions to keep allocations within the range. The Company also has investments in insurance contracts to pay plan benefits in certain countries. The allocation above does not include certain amounts that are included in the fair value of assets such as cash awaiting investment or asset transfers receivable from other plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

Information about the expected cash flows for pension plans follows:

	U.S.	Non-U.S.
	Plans	Plans
Expected Employer Contributions
2006	$120	$110
Expected Benefit Payments
2006	60	30
2007	65	30
2008	70	35
2009	85	40
2010	95	45
2011-2015	700	325

Postretirement Benefit Plans

The following tables provide reconciliations of the changes in the postretirement benefit plans’ benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$125.9	$109.1	$5.3	$3.7
Service cost	1.4	1.3	.2	.2
Interest cost	7.2	7.1	.3	.3
Plan participants’ contributions	1.2	1.2
Actuarial (gain) loss	(7.0)	13.2	.9	.4
Benefits paid	(7.3)	(6.0)	(.1)
Foreign currency exchange rate changes			.4	.7
Benefit obligation at end of year	$121.4	$125.9	$7.0	$5.3
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$60.7	$47.7
Actual return on plan assets	6.7	9.5
Employer contributions	12.7	8.3
Plan participants’ contributions	1.2	1.2
Benefits paid	(7.3)	(6.0)
Fair value of plan assets at end of year	$74.0	$60.7

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Funded status
Funded status at end of year	$(47.4)	$(65.2)	$(7.0)	$(5.3)
Unrecognized actuarial loss	14.0	24.0	1.9	1.0
Unrecognized transition obligation	12.3	13.9
Unrecognized prior service cost	3.5	4.2	.4	.5
Net amount recorded in balance sheets	$(17.6)	$(23.1)	$(4.7)	$(3.8)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Prepaid benefit cost	$13.4	$8.3
Accrued benefit liability	(31.0)	(31.4)	$(4.7)	$(3.8)
Net amount recorded	$(17.6)	$(23.1)	$(4.7)	$(3.8)

At April 1, 2005 and April 2, 2004, the Company had no postretirement benefit plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

For U.S. plans, a weighted-average discount rate of 5.9% and 6.3% was used in the determination of the Company’s postretirement benefit obligation for the years ended April 1, 2005 and April 2, 2004, respectively. For non-U.S. plans, a weighted-average discount rate of 6.0% and 6.4% was used in the determination of the Company’s postretirement benefit obligation for these years, respectively.

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the primary U.S. postretirement benefit plans was 8.9% for fiscal 2005, declining to 5.0% for 2010 and subsequent years. For the non-U.S. postretirement benefit plans, it was 8.9% for fiscal 2005, declining to 5.0% for 2014 and subsequent years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 1, 2005	$13.7	$(10.2)
Effect on net periodic postretirement benefit cost for fiscal 2005	1.2	(1.0)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The net periodic benefit cost for U.S. and non-U.S. postretirement benefit plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Service cost	$1.4	$1.3	$1.2	$.2	$.2	$.2
Interest cost	7.2	7.1	5.2	.3	.3	.2
Expected return on assets	(5.1)	(3.9)	(3.4)
Amortization of transition obligation	1.6	1.6	1.6
Amortization of prior service costs	.6	.6	.4	.1	.1	.1
Recognized actuarial loss (gain)	.6	1.1	.4			(.2)
Net provision for benefit cost	$6.3	$7.8	$5.4	$.6	$.6	$.3

The weighted-averages of the assumptions used to determine net provision for benefit cost were as follows. See the above discussion of Pension Plans for how the assumptions are developed.

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Discount or settlement rates	6.3%	6.6%	7.3%	6.4%	6.9%	6.9%
Expected long-term rates of return on assets(1)	8.5%	8.7%	9.0%

(1)   The Company had no other postretirement benefit plan assets outside the U.S.

The asset allocation for U.S. postretirement benefit plans at December 31, 2004 and 2003 is as follows:

	Percentage of Plan Assets at Year End
	2004	2003
Asset Category
Equity securities	61%	69%
Debt securities	36	31
Cash	3
Total	100%	100%

The Company’s investment strategy for its funded postretirement benefits is similar to the strategy for its pension assets. The Company’s target allocation for these assets is in the range of 50-70% equities, 30-50% debt securities and 0-10% cash and other investments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

Information about the expected cash flows for U.S. postretirement benefit plans follows. No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Expected Employer Contributions
2006	$10
Expected Benefit Payments
2006	10
2007	10
2008	10
2009	10
2010	10
2011-2015	45

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 1, 2005, plan assets included 11,641,631 shares of the Company’s common stock. During fiscal 2005, fiscal 2004 and fiscal 2003, the Company contributed $108.1, $115.5 and $81.8, respectively.

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

The liability under this Plan amounted to $75.7 at April 1, 2005, and $61.0 at April 2, 2004. The Company’s expense under the Plan totaled $5.2, $4.4, and $3.5 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Note 11—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $330.8, $388.9 and $353.0 for the years ended April 1, 2005, April 2, 2004 and March 28, 2003, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 11—Commitments and Contingencies (Continued)

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 1, 2005 are as follows:

Fiscal Year	Real Estate	Equipment
2006	$203.0	$76.0
2007	174.2	41.7
2008	154.1	16.3
2009	136.4	5.5
2010	92.4
Thereafter	284.1
	$1,044.2	$139.5

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from one to five years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2006 through fiscal 2010, are as follows: $715.8, $579.6, $379.4, $353.9 and $75.2, respectively.

Contingencies

The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. Federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company’s federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately reserved for any losses we may experience from these investigations.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 11—Commitments and Contingencies (Continued)

plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney’s fees and costs. The Company intends to defend itself vigorously against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that some defendants are seeking to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company’s business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company’s operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

In an April 21 News Release and an April 25 filing of a Form 8-K, the Company announced the settlement of an overtime pay class action lawsuit against the Company. Under the settlement agreement, which has been preliminarily approved by the U.S. District Court of the Central District of California, approximately 30,000 current and former employees are entitled to make claims from the $24 settlement. In accordance with prior guidance, after application of previously established accruals, a pre-tax charge of $14 has been recorded in the fourth quarter, ended April 1, 2005. Disbursements to claimants are expected to begin in late August following final approval from the Court.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal and arbitration proceedings during the summer of 2005. As of April 1, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company’s assets included $33 of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 11—Commitments and Contingencies (Continued)

litigation and seeks input from other experts and advisors with respect to other matters in the ordinary course of business. Whether any losses, damages or remedies ultimately resulting from such other matters could reasonably have a material effect on the Company’s business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time. Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial condition of the Company.

Note 12—Stock Incentive Plans

Employee Incentives

The Company has eight stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.

At April 1, 2005, 10,078,232 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

Stock Options

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year
	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	18,254,993	$40.23	17,477,005	$41.03	11,536,927	$39.89
Granted, market options(1)	3,089,370	39.95	2,417,875	33.83	6,727,439	43.33
Granted, discounted options	234,341	9.76	273,963	8.29	300,406	12.96
Exercised	(3,052,857)	32.69	(1,056,535)	25.10	(441,576)	15.92
Canceled(1)	(699,581)	48.10	(857,315)	46.50	(646,191)	48.78
Outstanding, end of year	17,826,266	40.78	18,254,993	40.23	17,477,005	41.03
Exercisable, end of year	11,349,899	42.64	10,565,879	41.77	7,899,700	40.55

(1)   Pursuant to the Exchange Offer, 2,352,820 shares were canceled during fiscal 2002 and new options for 2,285,430 shares were granted during fiscal 2003.

	April 1, 2005
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.29 - $34.90	6,506,683	$30.45	6.56	4,529,592	$31.73
$35.00 - $45.61	6,287,252	41.63	7.55	2,447,774	43.16
$45.66 - $59.69	4,694,849	52.23	4.68	4,049,751	52.79
$60.19 - $78.94	337,482	64.54	4.43	322,782	64.46

The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Pre-tax compensation cost recognized with respect to stock options was $7.1, $7.3 and $7.6 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

The restrictions on shares of CSC restricted stock normally lapse on the third, fourth and fifth anniversaries of the date of issuance. There was no restricted stock outstanding during fiscal 2003. Information concerning restricted stock granted under stock incentive plans is as follows:

	Fiscal Year
	2005	2004
	Number of Shares	Number of Shares
Outstanding, beginning of year	30,855
Granted	302,797	30,855
Outstanding, end of year	333,652	30,855

The Company uses the intrinsic value based method of accounting for restricted stock, under which compensation cost is equal to the quoted market price of the stock at the date of issuance to the employee and is amortized over the restriction period. Compensation cost recognized with respect to restricted stock was $2.2, $0.1, and $0 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Outside Director Incentives

During fiscal 1998, the Company adopted a stock incentive plan which authorized the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At April 1, 2005, 18,183 shares of CSC common stock remained available for the grant to nonemployee directors of future restricted stock units (RSUs) or other stock-based incentives.

Generally, RSUs vest in full as of the next annual meeting of the Company’s stockholders following the date they are awarded and are issued at a price of $0. Information concerning RSUs granted to outside directors is as follows:

	Fiscal Year
	2005	2004	2003
	Number of Shares	Number of Shares	Number of Shares
Outstanding, beginning of year	68,817	53,617	36,817
Granted	13,000	15,200	16,800
Redeemed	(12,532)
Outstanding, end of year	69,285	68,817	53,617

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized over the vesting period. Compensation cost recognized with respect to RSUs was $0.6, $0.6 and $0.6 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Note 13—Stockholder Purchase Rights Plan

On February 18, 1998, the Company adopted a stockholder rights plan pursuant to which it issued one right for each outstanding share of its common stock. These rights, which are attached to and trade only together with the common stock, are not currently exercisable. On the tenth business day after any person or entity becomes the beneficial owner of 15% or more of CSC’s common stock, each right (other than rights held by the 15% stockholder, which will become void) will become exercisable to purchase, for $250, CSC common stock having a market value of $500. The rights expire February 18, 2008, and may be redeemed by the Board of Directors at $.0005 per right at any time before they become exercisable.

Note 14—Segment and Geographic Information

All of the Company’s business involves operations which provide I/T outsourcing, consulting and system integration services and other professional services. Although the Company presents estimates of revenue by business service and geography, the Company’s expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company aggregates operating segments into two reportable segments that consist of the U.S. Federal sector and the Global Commercial sector. The Company organizes Global Commercial operating segments by geographies and vertical operations. These operations serve large-scale corporations and organizations in a wide array of industries. The operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical market. Further, operating segments’ service offerings and clientele overlap and the Company draws on multiple operating segments to serve clients.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14—Segment and Geographic Information (Continued)

As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended April 1, 2005, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
2005
Revenues	$9,382.7	$4,675.9		$14,058.6
Earnings (loss) before special items, interest and taxes	619.5	313.0	$(47.8)	884.7
Depreciation and amortization	890.6	142.3	18.1	1,051.0
Assets	8,865.7	3,169.7	598.5	12,633.9
Capital expenditures for long-lived assets	1,248.0	185.1	36.2	1,469.3
2004
Revenues	8,464.6	4,983.1	.2	13,447.9
Earnings (loss) before special items, interest and taxes	521.3	369.7	(31.0)	860.0
Depreciation and amortization	821.4	124.9	19.7	966.0
Assets	7,937.3	3,473.7	393.0	11,804.0
Capital expenditures for long-lived assets	1,168.6	147.2	27.0	1,342.8
2003
Revenues	7,875.6	3,288.6	(1.9)	11,162.3
Earnings (loss) before special items, interest and taxes	524.5	233.3	(29.6)	728.2
Depreciation and amortization	728.1	52.9	18.7	799.7
Assets	7,038.6	3,115.7	278.9	10,433.2
Capital expenditures for long-lived assets	712.5	135.9	31.1	879.5

Note:

The depreciation and amortization and capital expenditures for long-lived assets disclosed above are reported on a continuing operations basis and therefore will not agree to amounts disclosed in the consolidated statement of cash flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14—Segment and Geographic Information (Continued)

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Fiscal Year
	2005	2004	2003
Earnings before special items, interest and taxes	$884.7	$860.0	$728.2
Interest expense	(156.8)	(169.8)	(142.8)
Interest income	16.1	9.2	8.5
Special items	(28.6)	(22.7)	(1.3)
Income before taxes	$715.4	$676.7	$592.6

The Company’s management believes that earnings before special items, interest and taxes provide useful information in order to assess the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended April 1, 2005 is as follows:

	Fiscal Year
	2005		2004		2003
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$8,505.6	$1,340.3	$8,555.3	$1,199.6	$7,029.5	$1,182.1
Europe:
United Kingdom	2,083.0	378.0	1,773.7	344.5	1,382.4	301.0
Other Europe	2,242.7	298.3	1,908.1	285.9	1,598.8	216.3
Other International	1,227.3	348.8	1,210.8	340.0	1,151.6	288.2
Total	$14,058.6	$2,365.4	$13,447.9	$2,170.0	$11,162.3	$1,987.6

The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 33%, 37%, and 29% of the Company’s revenues for fiscal 2005, 2004 and 2003, respectively. At April 1, 2005, approximately 46% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2005, fiscal 2004 or fiscal 2003.

Note 15—Agreements with Equifax

During fiscal 1989, the Company entered into an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the Bureaus) became affiliated credit bureaus of ECIS and purchased credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 15—Agreements with Equifax (Continued)

information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

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

Note 16—Subsequent Events

Oddlot Share Repurchase Program—On March 21, 2005, the Company instituted a voluntary share repurchase program for shareholders owning less than 100 shares. Under this program, which has now expired, the Company repurchased 48,443 shares for $2.2 on April 25, 2005 and 11,000 shares for $.5 million on May 31, 2005.

Health Plan Solutions—On April 29, 2005, the Company completed the exchange of its Health Plans Solutions (HPS) business for 7.13 million shares of CSC common stock from a subsidiary of DST Systems Inc. CSC expects to report a net after-tax gain on the sale in the first quarter of fiscal 2006. Activities of the HPS business have been accounted for as discontinued operations. See Note 2—Discontinued Operations for further discussion.

In exchange for the HPS business, CSC received 7.13 million CSC common shares held by the DST subsidiary. The shares represent approximately 3.7% of CSC’s outstanding shares. The HPS business held $224.6 in cash on its balance sheet at the time of the transaction.

COMPUTER SCIENCES CORPORATION
Quarterly Financial Information (Unaudited)

	Fiscal 2005
In millions except per-share amounts	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,297.5	$3,394.0	$3,488.6	$3,878.5
Income before taxes	134.3	154.0	183.1	244.0
Income from continuing operations	92.9	107.8	129.1	166.6
Discontinued operations, net of taxes	17.5	22.7	28.4	245.2
Net Income	110.4	130.5	157.5	411.8
Earnings per common share:
Continuing operations	$0.49	$0.57	$0.68	$0.87
Discontinued operations	0.09	0.12	0.15	1.28
Basic*	$0.59	$0.69	$0.83	$2.15
Continuing operations	$0.49	$0.56	$0.67	$0.86
Discontinued operations	0.09	0.12	0.15	1.27
Diluted	$0.58	$0.68	$0.82	$2.13

	Fiscal 2004
In millions except per-share amounts	lst Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,254.4	$3,294.8	$3,303.8	$3,594.9
Income before taxes	117.7	137.2	173.2	248.6
Income from continuing operations	82.8	96.9	120.6	175.9
Discontinued operations, net of taxes.	9.5	11.1	7.9	14.7
Net Income	92.3	108.0	128.5	190.6
Earnings per common share:
Continuing operations	$0.44	$0.52	$0.64	$0.94
Discontinued operations	0.05	0.06	0.04	0.08
Basic*	$0.49	$0.58	$0.69	$1.02
Continuing operations	$0.44	$0.51	$0.64	$0.93
Discontinued operations	0.05	0.06	0.04	0.08
Diluted	$0.49	$0.57	$0.68	$1.01

*       Amounts may not add as a result of rounding.

A discussion of “Special Items” is included in Note 6 and a discussion of discontinued operations and the gain on sale of discontinued operations is included in Note 2 to the consolidated financial statements.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
SCHEDULE II, Valuation and Qualifying Accounts
Three Years Ended April 1, 2005
(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, End of period
Year ended April 1, 2005
Allowance for doubtful receivables	$49.4	$10.7	$5.8	$12.8	$53.1
Year ended April 2, 2004
Allowance for doubtful receivables	67.8	6.3	(1.7)	23.0	49.4
Year ended March 28, 2003
Allowance for doubtful receivables	73.2	21.4	2.3	29.1	67.8

(1)      Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

PART II—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of April 1, 2005 and, based upon this evaluation, have concluded that they are effective in all material respects. See “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 32 and 33 of this Annual Report on Form 10-K.

Changes in Internal Controls

“Internal controls over financial reporting” is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the consolidated financial statements.

During the fiscal quarter ended April 1, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Consolidated Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12, 13 and 14 reference is made to the sections entitled “Stock Ownership,” “Proposal 1—Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 1, 2005. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the captions “Compensation Committee Report” and “Stock Performance.”

PART IV

Item 15. Exhibits, and Financial Statement Schedule

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report. See the index on page 31.

(3)         Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1

Purchase Agreement dated as of December 12, 2004 by and among the Company, DynCorp, The Veritas Capital Fund II, L.P. and DI Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2004)

3.1

Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2

Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

3.3

Bylaws, amended and restated effective November 8, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.1

1978 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

10.2

1984 Stock Option Plan, amended and restated effective March 31, 1988* (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996)

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

10.8	1995 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995)
10.9	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)
10.10	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)
10.11	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)
10.12	Form of Stock Option Agreement* (incorporated by reference to Exhibit 99I(13) to Amendment No. 2 to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.13	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004)
10.14	Form of Restricted Stock Agreement* (incorporated by reference to Exhibit 99(C)(14) to Amendment No. 2 to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on March 2, 1998)
10.15	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1984)
10.16

Supplemental Executive Retirement Plan, amended and restated effective August 9, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.17

Deferred Compensation Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.18

Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.19

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.20	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1999)
10.21

Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

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
10.26

Rights Agreement dated February 18, 1998 as amended and restated effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005)

10.27

Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*                    Management contract or compensatory plan or agreement

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Dated: June 8, 2005
	By:	/s/ VAN B. HONEYCUTT
Van B. Honeycutt,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VAN B. HONEYCUTT	Chairman and Chief Executive Officer	June 8, 2005
Van B. Honeycutt	(Principal Executive Officer)
/s/ LEON J. LEVEL	Vice President, Chief Financial Officer	June 8, 2005
Leon J. Level	and Director
(Principal Financial Officer)
/s/ DONALD G. DEBUCK	Vice President and Controller	June 8, 2005
Donald G. DeBuck	(Principal Accounting Officer)
/s/ IRVING W. BAILEY, II	Director	June 8, 2005
Irving W. Bailey, II
/s/ DAVID J. BARRAM	Director	June 8, 2005
David J. Barram
/s/ STEPHEN L. BAUM	Director	June 8, 2005
Stephen L. Baum
/s/ RODNEY F. CHASE	Director	June 8, 2005
Rodney F. Chase
/s/ WILLIAM R. HOOVER	Director	June 8, 2005
William R. Hoover

/s/ F. WARREN MCFARLAN	Director	June 8, 2005
F. Warren McFarlan
/s/ JAMES R. MELLOR	Director	June 8, 2005
James R. Mellor
/s/ THOMAS H. PATRICK	Director	June 8, 2005
Thomas H. Patrick