Form 10-Q
period 2005-07-01
COMPUTER SCIENCES CORP
filed 2005-08-05
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 1, 2005

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

184,785,420 shares of Common Stock, $1.00 par value, were outstanding on July 22, 2005.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income,
	Three Months Ended July 1, 2005 and July 2, 2004	1

	Consolidated Condensed Balance Sheets,
	July 1, 2005 and April 1, 2005	2

	Consolidated Condensed Statements of Cash Flows
	Three Months Ended July 1, 2005 and July 2, 2004	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	July 1, 2005	July 2, 2004

Revenues	$ 3,582.5	$ 3,297.5

Costs of services	2,926.7	2,663.8
Selling, general and administrative	205.1	210.7
Depreciation and amortization	269.7	251.8
Interest expense	24.1	39.2
Interest income	(5.3)	(2.3)

Total costs and expenses	3,420.3	3,163.2

Income from continuing operations before taxes	162.2	134.3
Taxes on income	53.5	41.4

Income from continuing operations	108.7	92.9
Discontinued operations, net of taxes	22.9	17.5

Net income	$ 131.6	$ 110.4
	======	=====

Earnings per share:
Continuing operations	$ 0.59	$ 0.49
Discontinued operations	0.12	0.09

Basic*	$ 0.71	$ 0.59
	======	=====

Continuing operations	$ 0.58	$ 0.49
Discontinued operations	0.12	0.09

Diluted	$ 0.70	$ 0.58
	======	=====
*Amounts may not add as a result of rounding

See accompanying notes

1

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions)	July 1, 2005	April 1, 2005
ASSETS
Cash and cash equivalents	$ 427.3	$ 1,010.3
Receivables	3,722.9	3,537.7
Prepaid expenses and other current assets	1,157.8	1,058.0
Assets of operations held for sale		83.8
Total current assets	5,308.0	5,689.8

Property and equipment, net	2,368.7	2,365.4
Outsourcing contract costs, net	1,288.5	1,279.6
Software, net	459.4	461.3
Goodwill, net of accumulated amortization	2,297.2	2,343.4
Other assets	475.2	494.4
Total assets	$ 12,197.0 =======	$ 12,633.9 =======
LIABILITIES
Short-term debt and current
maturities of long-term debt	$ 67.5	$ 85.7
Accounts payable	692.3	836.0
Accrued payroll and related costs	716.8	660.4
Other accrued expenses	1,296.1	1,320.4
Deferred revenue	600.1	562.7
Income taxes payable	403.2	395.8
Liabilities of operations held for sale		16.9
Total current liabilities	3,776.0	3,877.9

Long-term debt, net	1,301.6	1,303.0
Other long-term liabilities	924.4	958.3
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
750,000,000 shares; issued 192,398,328 (2006)
and 191,662,208 (2005)	192.4	191.7
Additional paid-in capital	1,699.7	1,670.0
Earnings retained for use in business	4,539.7	4,408.1
Accumulated other comprehensive income	140.6	254.9
	6,572.4	6,524.7
Less common stock in treasury, at cost, 7,652,138 shares
(2006) and 455,242 shares (2005)	(347.0)	(19.3)
Unearned restricted stock	(30.4)	(10.7)
Total stockholders' equity	6,195.0	6,494.7
Total liabilities and stockholders' equity	$ 12,197.0	$ 12,633.9
	=======	=======
See accompanying notes
2

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended
(In millions)	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net income	$ 131.6	$ 110.4
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization and other non-cash charges	296.3	274.0
non-cash charges	296.3	274.0
Gain on disposition, net of taxes	(22.9)
Changes in assets and liabilities, net of effects of acquisitions:
effects of acquisitions:
Increase in assets	(286.8)	(216.0)
Decrease in liabilities	(108.7)	(48.5)

Net cash provided by operating activities	9.5	119.9

Investing activities:
Purchases of property and equipment	(235.4)	(234.0)
Acquisitions, net of cash acquired		(20.5)
Dispositions		1.0
Outsourcing contracts	(98.0)	(58.6)
Software	(40.4)	(81.4)
Other investing cash flows	18.2	56.3

Net cash used in investing activities	(355.6)	(337.2)

Financing activities:
Borrowings under commercial paper, net		.6
(Repayment) borrowings under lines of credit, net	(15.2)	.3
Principal payments on long-term debt	(2.0)	(1.3)
Proceeds from stock option and other common stock
transactions	8.7	16.9
Acquisition of treasury stock	(227.6)
Other financing cash flows	1.6	.2

Net cash provided by (used in) financing activities	(234.5)	16.7

Effect of exchange rate changes on cash
and cash equivalents	(2.4)	(2.3)

Net decrease in cash and cash equivalents	(583.0)	(202.9)

Cash and cash equivalents at beginning of year	1,010.3	562.8

Cash and cash equivalents at end of period	$ 427.3 ======	$ 359.9 ======

See accompanying notes.

3

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2005. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current year presentation.

Note 2 - Earnings Per Share
Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):
	Three Months Ended
	July 1, 2005	July 2, 2004
Income from continuing operations	$ 108.7	$ 92.9
Income from discontinued operations, net of taxes		17.5
Gain on sale of discontinued operations	22.9
Discontinued operations, net of taxes	22.9	17.5
Net income	$ 131.6 =====	$ 110.4 =====
Common share information:
Average common shares outstanding for basic EPS	185.510	188.185
Dilutive effect of stock options	1.642	1.711
Shares for diluted EPS	187.152 ======	189.896 ======
Income from continuing operations	$ 0.59	$ 0.49
Income from discontinued operations, net of taxes		0.09
Gain on sale of discontinued operations	0.12
Discontinued operations, net of taxes	0.12	0.09
Basic EPS*	$ 0.71 ====	$ 0.59 ====
Income from continuing operations	$ 0.58	$ 0.49
Income from discontinued operations, net of taxes		0.09
Gain on sale of discontinued operations	0.12
Discontinued operations, net of taxes	0.12	0.09
Diluted EPS	$ 0.70 =====	$ 0.58 =====
*Amounts may not add as a result of rounding.
4

Note 2 - Earnings Per Share (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 7,571,776 and 8,407,358 for the three months ended July 1, 2005 and July 2, 2004, respectively.

Note 3 - Discontinued Operations

The Company exchanged its CSC Health Plan Solutions (HPS) business, which was previously included in the Global Commercial segment, for approximately 7.13 million of CSC common shares held by a subsidiary of DST Systems Inc., which shares were valued at $324.6 million and included in treasury stock, on April 29, 2005. HPS was not a core CSC business. The transaction was structured in accordance with Section 355 of the Internal Revenue Code. The Company realized a gain, which it expects to be exempt from income tax, of $22.9 million on the transaction. The revenue and expenses of HPS have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets."

The Company sold its equity interest in the international and other select operations of DynCorp for $850 million including $75 million of 13% paid-in-kind preferred stock of DynCorp International (DI) on February 11, 2005. CSC sold the interest to allow the Company's U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8 million. The Company realized an after tax gain of approximately $228.8 million on the transaction net of taxes of $59.3 million. The gain is subject to working capital adjustments. The working capital adjustments, which are payable in the 13% paid-in-kind preferred stock, are subject to agreement between the buyer and the seller and/or arbitration and will impact the gain on sale during fiscal 2006.

The following presents the results of the discontinued operations for the three months ended July 1, 2005 and July 2, 2004 (in millions):
	Three Months Ended
	July 1, 2005	July 2, 2004

Revenue	$ 8.0	$ 438.9
Income (loss) before taxes	(.1)	28.5
Net Income		17.5

5
Note 3 - Discontinued Operations (Continued)

The following is a summary of the assets and liabilities of the held for sale operations as of April 1, 2005 (in millions):
April 1, 2005
Total receivables, net	$ 28.8
Prepaid expenses and other assets	2.0
Goodwill and certain intangibles	50.5
Property, plant and equipment	2.5
Total Assets	$ 83.8 ====
Accounts payable	$ 3.1
Accrued expenses	9.0
Deferred income taxes	2.6
Other long-term liabilities	2.2
Total Liabilities	$ 16.9 ====
Note 4 - Stock Incentive Plans

On July 1, 2005, the Company had three stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 12 of the Company's 2005 Annual Report filed on Form 10-K. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income over the vesting period.

	Three Months Ended
	July 1, 2005	July 2, 2004
Net income, as reported	$ 131.6	$ 110.4
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1.7	1.1
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(8.1)	(8.9)
Pro forma net income	$ 125.2 =====	$ 102.6 =====
Earnings per share:
Basic - as reported	$ 0.71	$ 0.59
Basic - pro forma	0.67	0.55

Diluted - as reported	0.70	0.58
Diluted - pro forma	0.67	0.54
6

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):
	July 1, 2005	April 1 2005

Property and equipment	$3,225.5	$3,154.9

Goodwill	326.6	333.9

Note 6 - Dividends

No dividends were paid during the periods presented. At July 1, 2005 and April 1, 2005, there were 192,398,328 and 191,662,208 shares, respectively, of $1.00 par value common stock issued including 7,652,138 and 455,242 shares, respectively, of treasury stock as of July 1, 2005 and April 1, 2005.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $26.3 million and $42.9 million for the three months ended July 1, 2005 and July 2, 2004, respectively. Net cash payments for taxes on income were $38.426.0 million and $7.5 million for the three months ended July 1, 2005 and July 2, 2004, respectively.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):
Three Months Ended
July 1, 2005	July 2, 2004

Net income	$ 131.6	$ 110.4
Foreign currency translation adjustment	(114.6)	(49.5)
Unrealized gain (loss) on available for sale securities	.3	(.2)
Comprehensive income	$ 17.3 =====	$ 60.7 =====

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

Note 9 - Segment Information (Continued)

Information on reportable segments is as follows (in millions):

Global	U.S.
Commercial	Federal	Corporate	Total
Three Months Ended July 1, 2005
Revenues	$ 2,361.6	$ 1,220.9	$ 3,582.5
Earnings (loss) before interest,
taxes and results from
discontinued operations	104.1	85.5	$ (8.6)	181.0

Three Months Ended July 2, 2004
Revenues	2,128.7	1,168.8	3,297.5
Earnings (loss) before interest,
taxes and results from
discontinued operations	98.5	82.0	(9.3)	171.2

Note 10 - Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the three months ended July 1, 2005 is as follows (in millions):

	Global	U.S.
	Commercial	Federal	Total

Balance as of April 1, 2005	$ 1,793.5	$ 549.9	$ 2,343.4
Foreign currency translation	(46.2)		(46.2)
Balance as of July 1, 2005	$ 1,747.3 ======	$ 549.9 =====	$ 2,297.2 ======

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

Note 10 - Goodwill and Other Intangible Assets (Continued)

A summary of amortizable intangible assets as of July 1, 2005 and April 1, 2005 is as follows:

	July 1, 2005
	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$ 1,106.1	$ 646.7	$ 459.4
Outsourcing contract costs	2,285.4	996.9	1,288.5
Other intangible assets	170.4	86.2	84.2

Total intangible assets	$ 3,561.9 ======	$ 1,729.8 ======	$ 1,832.1 ======

	April 1, 2005
	Gross	Accumulated
	Carrying Value	Amortization	Net

Software	$ 1,100.6	$ 639.3	$ 461.3
Outsourcing contract costs	2,223.1	943.5	1,279.6
Other intangible assets	170.4	83.0	87.4

Total intangible assets	$ 3,494.1 ======	$ 1,665.8 ======	$ 1,828.3 ======

Amortization expense related to intangible assets was $104.2 million and $92.0 million for the three months ended July 1, 2005 and July 2, 2004, respectively. Estimated amortization expense related to intangible assets as of April 1, 2005 for each of the subsequent five years, fiscal 2006 through fiscal 2010, is as follows (in millions): $426, $338, $273, $243, and $182.

Note 11 - Acquisitions

On June, 13, 2005 the Company announced a scheme of arrangement to acquire the 26.34% of CSA Holdings Ltd (CSAH) not owned by the Company's wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). If the scheme of arrangement is approved by the other stockholders of CSAH, CSAH will be privatized, which will allow for better integration of similar businesses between CSAH and CSC's other operations. The Company anticipates the purchase of the remaining interest to cost approximately $45.0 million. As of July 1, 2005, the Company has not completed the acquisition of the remaining interest in CSAH.

Note 11 - Acquisitions (Continued)

As a result of the DynCorp acquisition on March 7, 2003, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles for the United States require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of July 1, 2005, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	July 1, 2005	July 1, 2005
Severance payments	$ 7.1	$ 6.6	$ .5
Facility consolidations	66.6	35.1	31.5
Other	6.1	2.5	3.6
	$ 79.8 ====	$ 44.2 ====	$ 35.6 ====

Note 12 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $543.9 million of such working capital lines; however, as of July 1, 2005, the amount of the maximum potential payment is $61.1 million, the amount of the related outstanding subsidiary debt. The $61.1 million outstanding debt is reflected in the Company's consolidated financial statements.

In connection with the Company's plans to acquire the remaining interest in CSAH, the Company has guaranteed that its subsidiary CSCI will have sufficient resources available in order to complete its scheme of arrangement. These resources are estimated to be approximately $45.0 million.

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

Subsequent to the end of the fiscal quarter, Nortel Networks (Nortel) notified the Company of Nortel's intent to perform in-house certain portions of the information technology outsourcing activities covered by the agreement between Nortel and the Company. This change will be effective February 28, 2006. As a result of this change in scope the Company expects to record an impairment charge during fiscal 2006. At this time the Company is unable to determine the amount of the impairment charge as discussions with Nortel regarding the change in agreement scope have not been completed. However, the Company does not expect the impairment charge to exceed $80 million.

Note 12 - Commitments and Contingencies (Continued)

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. The Company intends to defend itself vigorously against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that some defendants are seeking to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal and arbitration proceedings during the second quarter of fiscal 2005. As of July 1, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. It is the expectation of Company management that ultimate liability, if any, with respect to these disputes will not be material to the Company's consolidated financial statements.

Note 13 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows (in millions):

	Three Months Ended
	July 1, 2005		July 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pensions	Plans	Plans	Plans	Plans
Service cost	$ 29.6	$ 22.3	$ 25.5	$ 17.0
Interest cost	25.6	22.6	22.8	18.1
Expected return on assets	(28.1)	(24.2)	(24.5)	(18.4)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.8	.1	.9	.1
Amortization of unrecognized net loss	5.9	4.2	4.0	2.6
Net periodic pension cost	$ 33.8 ====	$ 25.3 ====	$ 28.7 ====	$ 19.7 ====
	Three Months Ended
	July 1, 2005		July 2, 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other Postretirement Benefits	Plans	Plans	Plans	Plans
Service cost	$ .4	$ .1	$ .4	$ .1
Interest cost	1.8	.2	1.9	.1
Expected return on assets	(1.6)		(1.3)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Amortization of unrecognized net loss	.1		.3
Net provision for postretirement benefits	$ 1.3 ===	$ .3 ===	$ 1.9 ===	$ .2 ===

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) resulted in a reduction in the Company's accumulated postretirement benefit obligation (APBO) of $8.5 million as of April 2, 2004, which represents an actuarial gain that will be amortized over future service periods. This gain, in accordance with Financial Accounting Standards Board (FASB) Statement of Position (FSP) No. 106-2, was first realized in the second quarter of fiscal 2005 resulting in an immaterial adjustment to the second and subsequent quarters' net periodic postretirement benefit cost (NPPBC). The recognition of the effects of the Act is expected to have an immaterial impact on future periods' NPPBC.

As previously disclosed in footnote 10 of the Company's Annual Report on Form 10-K for the year ended April 1, 2005, the Company expects to contribute $230 million to its defined benefit pension plans during fiscal 2006. During the first three months of fiscal 2006 the Company contributed $34.0 million to its defined benefit pension plans.

Note 14 - Recent Accounting Pronouncements

In June, 2005, the FASB issued staff position FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This FASB Staff Position addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment (purchased August 15, 2005 and before). An entity shall recognize the cumulative effect of initially applying this FSP as a change in accounting principle as described in paragraph 20 of APB Opinion No. 20, "Accounting Changes," and apply the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and the related FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation. The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. During the first quarter of fiscal 2006, the FSP did not impact the Company's consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, therefore this Statement did not impact the Company's consolidated financial position or results of operations, but may in future periods.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143." This Interpretation clarifies use of the term conditional asset retirement obligation in SFAS No. 143, "Accounting for Asset Retirement Obligation." Under SFAS No. 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The magnitude of the impact of adopting this statement is still being determined.

13
Note 14 - Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123(R) eliminates the alternative of using APB Opinion 25's intrinsic value method of accounting. Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the SEC Staff postponed implementation of SFAS No. 123(R) and the Company plans to adopt SFAS No. 123(R) effective fiscal 2007. The adoption of this statement will increase reported expenses; the magnitude of the impact is still being determined.

During its September 2004 meeting the Emerging Issues Task Force (EITF) reached a consensus on Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." Issue 04-10 addresses how an enterprise should evaluate the aggregating criteria in Paragraph 17 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of that Statement. Adoption of issue 04-10 had no impact to the Company's segment reporting disclosures.

14
PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2006 versus
First Quarter of Fiscal 2005

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 1, 2005. The following discusses the Company's results of operations and financial condition as of and for the three months ended July 1, 2005, and the comparable period for the prior fiscal year.

During the first quarter of fiscal 2006, the Company exchanged its Health Plan Solutions (HPS) unit for outstanding shares of Company stock. HPS results prior to the sale are reported as discontinued operations, as are the results of prior periods. Discontinued operations for the three months ended July 2, 2004 also includes the international and other select operations of Dyn Corp, which was sold during the fourth quarter of fiscal 2005. Accordingly, revenues and expenses as reported exclude the results of these operations. All references to results of operations are to continuing operations unless stated otherwise.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended April 1, 2005.

First Quarter Overview

Key highlights of the first quarter include:

First quarter revenues as reported rose 8.6%, approximately 7.0% before currency fluctuations. Income from continuing operations grew 17.0% for the first quarter.
Diluted earnings per share from continuing operations were up 18.4% for the first quarter.
Business awards of $3.7 billion were announced for the quarter.
DSO of 95 days was flat compared to the first quarter of fiscal 2005.

  Debt-to-total capitalization ratio at quarter-end was 18.1% compared to 29.8% at fiscal 2005 first quarter-end.

  ROI for continuing operations for the twelve months ended July 1, 2005 was 8.2%, flat compared to the year ended April 1, 2005 and 8.5% for the twelve months ended July 2, 2004.

    Cash provided by operating activities was $9.5 million for the first three months of fiscal 2006 versus net cash provided of $119.9 million for the first three months of fiscal 2005. Cash used for investing activities was $355.6 million for the first three months of fiscal 2006 versus $337.2 million for the fiscal 2005 comparable period. Free cash flow for the first three months of fiscal 2006 was a $346.1 million use compared to $244.7 use for the first three months of fiscal 2005. (1)

The Company announced business awards of $3.7 billion for the first fiscal quarter, including the following:

DuPont interim extension agreement ($1.9 billion) U.S. Air Force 45th Space Wing ($335 million) NASA's Shared Services Center ($230 million)

  These multi-year announcements represent the estimated value at inception. However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and the annual funding constraints and indefinite delivery and volume characteristics of major portions of the Company's U.S. Federal activities.

  Revenue growth for the first quarter of fiscal 2006 was led by CSC's Global Commercial segment which benefited from growth in both the United States and Europe generated by outsourcing revenue from recent contract wins. Movement in foreign currency exchange rates also contributed to Global Commercial growth; however, future changes in currency rates cannot be predicted. U.S. Federal revenues increased, primarily with Department of Defense customers.

  ROI for continuing operations for the twelve months ended July 1, 2005, was 8.2%. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

  Lower cash flow generated from operating activities during the first quarter of fiscal 2006 versus the prior year period resulted from increased accounts receivable due to revenue growth, decreased in-flows of advance customer payments, and higher income tax payments, offsetting higher net income and non-cash expense components such as depreciation and amortization. Lower outflows of cash for investing activities were primarily a result of lower software purchases and the buyout during the prior year quarter of the minority interest in a CSC subsidiary.

(1) The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

First Quarter Ended
July 1, 2005		July 2, 2004
(in millions)
Free cash flow	$ (346.1)	(244.7)
Net cash used in investing activities	355.6	337.2
Acquisition, net of cash acquired		(20.5)
Dispositions		1.0
Decrease in available-for-sale securities		46.9
Net cash provided by operating activities	9.5	119.9

  Subsequent to the end of the fiscal quarter, Nortel Networks (Nortel) notified the Company of Nortel's intent to perform in-house certain portions of the information technology outsourcing activities covered by the agreement between Nortel and the Company. This change will be effective February 28, 2006. As a result of this change in scope the Company expects to record an impairment charge during fiscal 2006. At this time the Company is unable to determine the amount of the impairment charge as discussions with Nortel regarding the change in agreement scope have not been completed. However, the Company does not expect the impairment charge to exceed $80 million.

  Results of Operations

Revenues	First Quarter
	2006	2005	Change	Percent

U.S. Commercial	$ 1,007.1	$ 884.5	$ 122.6	13.9%
Europe	1,037.0	940.1	96.9	10.3
Other International	317.5	304.1	13.4	4.4
Global Commercial segment	2,361.6	2,128.7	232.9	10.9
U.S. Federal segment	1,220.9	1,168.8	52.1	4.5
Total	$ 3,582.5 ======	$ 3,297.5 ======	$ 285.0 =====	8.6

The factors affecting the percent change in revenues for the first quarter of fiscal 2006 are as follows:
		Approximate
	Net	Impact of
	Internal	Currency
	Growth	Fluctuations	Total
First Quarter
U.S. Commercial	13.9%		13.9%
Europe	6.3	4.0%	10.3
Other International	(1.5)	5.9	4.4
Global Commercial segment	8.3	2.6	10.9
U.S. Federal segment	4.5		4.5
Total	7.0	1.6	8.6

  Revenue growth for the first quarter of fiscal 2006 was driven by both Global Commercial operations, including the favorable impact of foreign currency exchange rates, and U.S. Federal operations. Global Commercial growth was primarily attributable to the contributions of recent major outsourcing contract commencements, as well as the favorable foreign currency impact. U.S. Federal growth was led by activities for Department of Defense customers.

Global Commercial

  Significant Global Commercial outsourcing contracts won during fiscal 2005 accounted for approximately $228 million of the first quarter fiscal 2006 growth. Professional services contracts won during fiscal 2005 contributed approximately $35 41 million to the quarter. The Company announced approximately $2.0 billion in Global Commercial business awards during the first quarter, including an interim agreement to extend its relationship with DuPont, valued at $1.9 billion.

  U.S. activities led Global Commercial growth and accounted for approximately $158 million of the new outsourcing revenue. Significant new engagements included Sears (see Part II, Item 1 for further discussion), Ascension Health and Zurich Financial Services. Consulting and systems integration revenue for the U.S. also increased slightly. Decreased activity on existing outsourcing contracts offset the increases somewhat, resulting in net U.S. commercial revenue growth of 13.9% for the quarter.

  Europe's revenue growth for the quarter was driven equally by contributions from the Zurich Financial Services outsourcing contract, a design and build contract with the United Kingdom's National Health Service, and favorable foreign currency fluctuations. Less significant contributions from increased scope on existing outsourcing contracts and higher license revenue were offset by slight decreases in consulting and systems integration work in certain areas primarily Italy and Germany.

  A constant currency revenue decline in Other International's first quarter fiscal 2006 revenue was the result of the closure of a product resale business in Australia during the second quarter of fiscal 2005, offsetting approximately 5% constant currency growth elsewhere in the Company's other international operations.

US Federal

The Company's U.S. Federal revenues were generated from the following sources (in millions):

	First Quarter
	2006	2005	Change	Percent

Department of Defense	$ 793.9	$ 725.8	$ 68.1	9.4%
Civil agencies	376.7	402.8	(26.1)	(6.5)
Other (1)	50.3	40.2	10.1	25.1
Total U.S. Federal	$ 1,220.9 =====	$ 1,168.8 =====	$ 52.1 ====	4.5
(1) Other revenues consist of state, local and foreign government as well as commercial contracts performed by the U.S. Federal reporting segment.

  Revenues from U.S. Federal increased 4.5% for the first quarter versus the prior year quarter, driven by efforts in support of the Department of Defense. Contributors included increased scope and new tasking on logistics support for the U.S. Army and other DOD customers, additional tasking for engineering services in support of the U.S. Navy, and a program begun during fiscal 2005 to provide I/T infrastructure support to the U.S. Strategic Command.

  Civil agencies revenue declined for the first quarter as the result of completion of programs with the Department of Justice, including the Federal Bureau of Investigation, and NASA, representing total reductions of approximately $32 million. Increased activity on existing programs offset these completions somewhat.

  Revenue from other U.S. Federal activities increased for the quarter due to commencement of a significant systems integration project for a foreign government, partially offset by reduced activity on a project with the state of New York.

  During the first quarter of fiscal 2006 the Company announced federal contract awards with a total value of $1.6 billion, compared to $2.2 billion announced during the respective period of fiscal 2005.

Costs and Expenses

The Company's costs and expenses were as follows (in millions):
	First Quarter
	Dollar Amount		Percentage of Revenue		Percentage Point Change

	2006	2005	2006	2005
Cost of services	$2,926.7	$ 2,663.8	81.7%	80.8%	.9
Selling, general and administrative	205.1	210.7	5.7	6.4	(.7)
Depreciation and amortization	269.7	251.8	7.5	7.6	(.1)
Interest expense, net	18.8	36.9	.5	1.1	(.6)
Total	$3,420.3 ======	$3,163.2 ======	95.4% ====	95.9% ====	(.5) ====

  Comparing the first quarter of fiscal 2006 and fiscal 2005, total costs and expenses decreased as a percentage of revenue. Lower selling, general and administrative costs and interest expense as a percentage of revenue were partially offset by higher costs of services.

  The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 1.6 percentage points on revenues and costs for the quarter did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and therefore may be exposed to additional margin fluctuations.

Costs of Services

  Costs of services (COS) as a percentage of revenue for the first quarter of fiscal 2006 was 81.7%, compared to 80.8% for the year earlier period. Approximately three-fourths of increase in the ratio was driven by U.S. outsourcing operations, primarily due to higher cost levels associated with early-stage contracts, as well as the impact on the prior-year comparison of a favorable customer settlement in the prior year quarter as a result of reduced volumes on that contract. Offsetting this ratio increase somewhat was the favorable mix impact of strong growth in U.S. outsourcing, where the cost of services ratio is lower than the Company composite. The remaining ratio increase was driven by operations of the U.S. Federal segment, primarily attributable to the unfavorable mix impact of growth in contracts with higher material and subcontractor costs which carry lower margins, though lower investment requirements as well.

Selling, General and Administrative

  Selling, general and administrative (SG&A) expense decreased as a percentage of revenue by .7% to 5.7% for the quarter compared to the year -earlier period. Improvements were achieved in both Global Commercial and U.S. Federal segments. Global Commercial improvement, accounting for approximately three-fourths of the ratio change, was led by Europe operations, attributable to high business development costs in the prior-year period associated with several major programs, as well as to general cost reduction efforts in the current year. Also contributing to the ratio improvement were U.S. outsourcing operations, attributable to leveraging of management and support activities over the larger business. Improvement in the U.S. Federal segment ratio was the result of decreased management costs.

Depreciation and Amortization

  Depreciation and amortization (D&A) decreased .1% as a percentage of revenue to 7.5% for the first quarter of fiscal 2006 versus the comparable period in the prior year. Minor improvements were achieved in both Global Commercial and U.S. Federal segments. Global Commercial improvement was driven by U.S. outsourcing due to a combination of lower D&A on certain early-stage contracts, the favorable mix impact of a significant new applications outsourcing contract with low capital requirements, and reduced asset usage on certain existing contracts. These factors had an approximately .4% favorable impact on the Company's D&A ratio but were largely offset by an increased ratio for international activities, primarily attributable to the capital requirements of recent outsourcing contracts.

Interest Expense

  Interest expense decreased approximately $18.2 million compared to the first quarter of fiscal 2005, a decrease in the ratio of net interest expense to revenue of .6%, from 1.1% to .5%. The decrease was the result of significantly lower average interest bearing debt balances, driven by the Company's retirement of $1 billion of term debt during March 2005.

Taxes

  The provisions for income taxes for fiscal 2006 and fiscal 2005 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates on income for continuing operations were approximately 33.0% and 30.9% for first quarter of fiscal 2006 and fiscal 2005, respectively. The increase in the effective tax rate is primarily the result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits.

Discontinued Operations

  Income from the discontinued HPS operations, net of income taxes, for the first quarter of fiscal 2006 prior to the exchange was not significant. Income from discontinued operations of $17.5 million for the first quarter of fiscal 2005 was composed of $2.2 million from the HPS operations and $15.3 million from DynCorp International's (DI) operations. DynCorp International was disposed of during February 2005. HPS' activities were previously included in the Global Commercial reporting segment and DI's operations were included in the U.S. Federal reporting segment. HPS' impact on the Company's operating cash flow for the first quarter of fiscal 2006 was not significant.

CSC recorded a gain of $22.9 million, from the HPS exchange transaction during the first quarter of fiscal 2006.

Earnings Per Share

  Earnings per share from continuing operations increased $0.09 to $0.58 for the quarter ended July 1, 2005. Earnings per share from continuing operations for the quarter ended July 1, 2005 was favorably impacted by an increase in income from continuing operations of $15.8 million and a decline in the share base during the quarter of approximately 2.7 million. This decline was driven primarily by the Company's acquisition of 7.13 million of treasury shares in the HPS exchange which reduced weighted average shares outstanding for the quarter by approximately 6.0 million shares, which was partially offset by option exercises during the past twelve months. Common stock equivalents were flat on a year over year basis.

Financial Condition

Cash Flows

The Company's cash flows were as follows (in millions):
			Three Months Year-to-Date
			Fiscal 2006		Fiscal 2005
Net cash provided by operations			$ 9.5		$ 119.9
Net cash used in investing			(355.6)		(337.2)
Net cash (used in) provided by financing			(234.5)		16.7
Effect of exchange rate changes on cash and cash equivalents			(2.4)		(2.3)
Net decrease in cash and cash equivalents			(583.0)		(202.9)
Cash and cash equivalents at beginning of year			1,010.3		562.8
Cash and cash equivalents at quarter end			$ 427.3 ======		$ 359.9 =====

  Net cash provided by operations of $9.5 million for the first quarter of fiscal 2006 declined compared to net cash provided by operations in the year-earlier period of $119.9 million and was driven by an increase in accounts receivable, and smaller increases than for the prior year in deferred revenue and income taxes payable. Smaller decreases in other current liabilities as well as higher levels of net income and non-cash expenses offset these factors somewhat. The Company's cash flow and DSO performance is affected by revenue recognition on long-term fixed-priced contracts which result in unbilled receivable balances (see Critical Accounting Estimates, Note 1 - Summary of Significant Accounting Policies, and Note 8 - Receivables, in the Company's Annual Report on Form 10-K for the year ended April 1, 2005). Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

  Net cash outflow for investing activities increased slightly for the first quarter of fiscal 2006 as compared to fiscal 2005 primarily as a result of increased investment in outsourcing contracts and the impact on fiscal 2005 investing cash flow of the sale of investment securities which was offset somewhat by the impact of an approximately $50 million investment during the prior-year quarter in contract-specific software related to the NHS contract.

  The use of cash in financing activities for the first quarter of fiscal 2006 reflects the Company's acquisition of treasury stock as a result of the exchange of its Health Plans Solutions unit. This cash outflow reflects the cash held by that unit at exchange. Cash provided by financing activities during the prior-year quarter is the result of the exercise of stock options.

Liquidity and Capital Resources

  The balance of cash and cash equivalents was $427.3 million at July 1, 2005 and $1,010.3 million at April 1, 2005. Equity decreased by $299.7 million during the three months ended July 1, 2005 primarily as a result of the exchange of the Company's Health Plan Solutions (HPS) business for approximately 7.13 million CSC common shares. The exchange between CSC and a subsidiary of DST Systems, Inc. was completed on April 29, 2005 and included $224.6 million of cash held by the HPS business at the time of the exchange. The decrease was partially offset by earnings, the exercise of stock options, and foreign currency translation. Debt-to-total capitalization ratio at quarter-end increased to 18.1% from 17.6% at fiscal 2005 year-end. The increase in the ratio was principally due to the decrease in equity from the aforementioned exchange.

  On March 21, 2005, the Company instituted a voluntary share repurchase program for shareholders owning less than 100 shares. Under this program which has now expired, the Company repurchased 67,997 shares for $3.1 million during the first quarter of fiscal 20056 which was included in treasury stock.

  Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.

  As of July 1, 2005 the Company had no commercial paper outstanding. In August, 2004 the Company entered into a new credit agreement for a committed line of credit providing $700 million of long-term commercial paper backup. The new credit line replaced the existing short-term and long-term credit facilities and expires in August, 2009. The line of credit requires the Company to limit liens placed on assets to liens incurred in the ordinary course of business, limit maximum consolidated total debt to consolidated total capitalization ratio of .50 to 1.00 and maintain consolidated total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio of not more than 2.50 to 1.00.

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

Recent Accounting Pronouncements and Critical Accounting Estimates

  Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended April 1, 2005

  The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Companies Annual Report on Form 10-K for fiscal 2005. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. Federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

Forward-Looking Statements

  All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

  Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.

  These factors include, without limitation, the following: (i) changes in demand for information technology outsourcing, business process outsourcing and consulting and systems integration services; (ii) the Company's ability to continue to develop and expand its service offerings to address emerging business demands and technological trends; (iii) competitive pressures; (iv) the Company's ability to consummate divestitures, and to consummate and integrate acquisitions and form alliances; (v) early termination of customer contracts; (vi) the Company's ability to collect its accounts receivable on a timely basis; (vii) the Company's ability to recover its capital investment in outsourcing contracts; (viii) the profitability of long-term customer contracts and fixed-price customer contracts, and the Company's ability to negotiate appropriate contract modifications; (ix) the Company's exposure to financially troubled customers; (x) litigation and other dispute resolution; (xi) customer indemnification; (xii) the Company's ability to attract and retain qualified personnel; and (xiii) general economic conditions and fluctuations in currency exchange rates in countries in which the Company does business.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

  For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 1, 2005, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended July 1, 2005, there has been no significant change in related market risk factors.

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

  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of July 1, 2005 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

  During the fiscal quarter ended July 1, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

25
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

  In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. The Company intends to defend itself vigorously against the allegations.

  Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that some defendants are seeking to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

  As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal and arbitration proceedings during the summer of 2005. As of July 1, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the first quarter ended July 1, 2005 with respect to the Company's purchases of equity securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 2, 2005 to April 29, 2005	7,128,853	$ 45.53
April 30, 2005 to May 27, 2005	48,443	45.29
May 28, 2005 to July 1, 2005	19,600	44.38

  (1)  The Company accepted 127 shares of its common stock in the first quarter ended July 1, 2005 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company received 7,128,772 shares of its common stock held by a subsidiary of DST Systems Inc. in exchange for CSC's Health Plan Solutions business, see Note 3.

  On March 21, 2005, the Company instituted a voluntary Oddlot share repurchase program for shareholders owning less than 100 shares. Under this program, which has now expired the Company repurchased a total of 67,997 shares in the first quarter ended July 1, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held its Annual Meeting of Stockholders on August 1, 2005.

b.

  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement; and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Van B. Honeycutt, Leon J. Level, F. Warren McFarlan, and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	151,978,473	13,709,658
David J. Barram	159,115,602	6,572,529
Stephen L. Baum	159,923,943	5,764,188
Rodney F. Chase	159,103,882	6,584,249
Van B. Honeycutt	156,809,905	8,878,226
Leon J. Level	152,837,525	12,850,606
F. Warren McFarlan	152,528,724	13,159,407
Thomas H. Patrick	156,352,281	9,335,850

c.

  The appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2006 fiscal year was approved by the stockholders. There were 158,842,675 votes cast for approval, 2,926,516 votes cast against approval and 3,918,940 abstentions.

Item 6. Exhibits

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

3.3	Bylaws, amended and restated effective August 1, 2005

10.1	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement*

10.6	Form of Restricted Stock Agreements*

10.7	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.8	Form of FY2005 Annual Management Incentive Plan 1 Worksheet*

10.9

  Supplemental Executive Retirement Plan, amended and restated effective August 9, 2004 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.10

  Deferred Compensation Plan, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

29

10.11

  Severance Plan for Senior Management and Key Employees, amended and restated effective August 11, 2003* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

10.12

  Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.13	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.14

  Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.15	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.16	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.17	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.18	Form of Restricted Stock Unit Agreement

10.19

  Rights Agreement dated February 18, 1998 as amended and restated effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2005)

10.20

  Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

*Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 5, 2005	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer

  31