Form 10-Q/A
period 2005-07-01
COMPUTER SCIENCES CORP
filed 2005-08-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

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

Explanatory Note

This 10-Q/A Amendment No.1 is filed to correct three typographical errors within our quarterly report on Form 10-Q for the period ended July 1, 2005. In the Consolidated Condensed Statements of Cash Flows, page 3, the duplicate non-cash charges line item was removed. In Note 7, page 7, net cash payments for taxes on income were $26.0 million for the three months ended July 1, 2005. In Management's Discussion and Analysis of Financial Condition and Results of Operations of Global Commercial revenue, page 17, professional services contracts won during fiscal 2005 contributed approximately $41 million to revenue for the three months ended July 1, 2005. We are restating our Form 10-Q in its entirety.

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

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $26.3 million and $42.9 million for the three months ended July 1, 2005 and July 2, 2004, respectively. Net cash payments for taxes on income were $26.0 million and $7.5 million for the three months ended July 1, 2005 and July 2, 2004, respectively.

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

    Cash provided by operating activities was $9.5 million for the first three months of fiscal 2006 versus net cash provided of $119.9 million for the first three months of fiscal 2005. Cash used for investing activities was $355.6 million for the first three months of fiscal 2006 versus $337.2 million for the fiscal 2005 comparable period. Free cash flow for the first three months of fiscal 2006 was a $346.1 million use compared to $244.7 million use for the first three months of fiscal 2005. (1)

The Company announced business awards of $3.7 billion for the first fiscal quarter, including the following:

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

Global Commercial

  Significant Global Commercial outsourcing contracts won during fiscal 2005 accounted for approximately $228 million of the first quarter fiscal 2006 growth. Professional services contracts won during fiscal 2005 contributed approximately $41 million to the quarter. The Company announced approximately $2.0 billion in Global Commercial business awards during the first quarter, including an interim agreement to extend its relationship with DuPont, valued at $1.9 billion.

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

  On March 21, 2005, the Company instituted a voluntary share repurchase program for shareholders owning less than 100 shares. Under this program which has now expired, the Company repurchased 67,997 shares for $3.1 million during the first quarter of fiscal 2006 which was included in treasury stock.

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

3.3	Bylaws, amended and restated effective August 1, 2005

10.1	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement*

10.6	Form of Restricted Stock Agreements*

10.7	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.8	Form of FY2006 Annual Management Incentive Plan 1 Worksheet*

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