Form 10-Q
period 2005-09-30
COMPUTER SCIENCES CORP
filed 2005-11-04
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

   185,008,751 Shares of Common Stock, $1.00 par value, were outstanding on October 21, 2005.

COMPUTER SCIENCES CORPORATION
INDEX TO FORM 10-Q

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004

Revenues	$ 3,572.6	$ 3,394.0	$ 7,155.1	$ 6,691.5

Costs of services	2,876.7	2,752.6	5,803.4	5,416.4
Selling, general and administrative	207.8	189.3	412.9	400.0
Depreciation and amortization	274.7	260.0	544.4	511.8
Interest expense	25.9	40.2	50.0	79.4
Interest income	(9.0)	(2.1)	(14.3)	(4.4)
Special items	52.0		52.0
Total costs and expenses	3,428.1	3,240.0	6,848.4	6,403.2

Income before taxes	144.5	154.0	306.7	288.3
Taxes on income	45.0	46.2	98.5	87.6
Income from continuing operations	99.5	107.8	208.2	200.7
Discontinued operations, net of taxes		22.7	22.9	40.2
Net income	$ 99.5 ======	$ 130.5 ======	$ 231.1 ======	$ 240.9 ======

Earnings per share:
Continuing operations	$ 0.54	$ 0.57	$ 1.12	$ 1.06
Discontinued operations		0.12	0.12	0.21
Basic*	$ 0.54 ======	$ 0.69 ======	$ 1.25 ======	$ 1.28 ======
Continuing operations	$ 0.53	$ 0.56	$ 1.11	$ 1.05
Discontinued operations		0.12	0.12	0.21
Diluted*	$ 0.53 ======	$ 0.68 ======	$ 1.24 ======	$ 1.26 ======

*Amounts may not add as a result of rounding.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions)	Sept. 30, 2005	April 1, 2005
ASSETS
Cash and cash equivalents	$ 404.6	$ 1,010.3
Receivables	3,724.1	3,537.7
Prepaid expenses and other current assets	1,305.1	1,058.0
Assets of operations held for sale		83.8
Total current assets	5,433.8	5,689.8
Property and equipment, net	2,359.6	2,365.4
Outsourcing contract costs, net	1,196.7	1,279.6
Software, net	467.1	461.3
Goodwill, net of accumulated amortization	2,289.3	2,343.4
Other assets	455.3	494.4
Total assets	$12,201.8 =======	$12,633.9 =======
LIABILITIES
Short-term debt and current maturities of long-term debt	$ 72.1	$ 85.7
Accounts payable	637.1	836.0
Accrued payroll and related costs	625.6	660.4
Other accrued expenses	1,268.6	1,320.4
Deferred revenue	629.4	562.7
Income taxes payable	406.3	395.8
Liabilities of operations held for sale		16.9
Total current liabilities	3,639.1	3,877.9
Long-term debt, net	1,301.3	1,303.0
Other long-term liabilities	979.1	958.3
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 192,631,751 (2006) and 191,662,208 (2005)	192.6	191.7
Additional paid-in capital	1,708.3	1,670.0
Earnings retained for use in business	4,639.2	4,408.1
Accumulated other comprehensive income	117.6	254.9
	6,657.7	6,524.7
Less common stock in treasury, at cost, 7,652,138 shares (2006) and 455,242 shares (2005)	(347.0)	(19.3)
Unearned restricted stock	(28.4)	(10.7)
Total stockholders' equity	6,282.3	6,494.7
Total liabilities and stockholders' equity	$12,201.8 ========	$12,633.9 ========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Sept. 30, 2005	Oct. 1, 2004
Cash flows from operating activities:
Net income	$ 231.1	$ 240.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	612.2	558.1
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(428.5)	(437.5)
Increase (decrease) in liabilities	(174.3)	233.6
Net cash provided by operating activities	240.5	595.1
Investing activities:
Purchases of property and equipment	(455.4)	(445.9)
Acquisitions, net of cash acquired		(20.5)
Dispositions	5.0	1.0
Outsourcing contracts	(135.2)	(149.3)
Software	(88.4)	(101.8)
Other investing cash flows	51.5	(33.9)
Net cash used in investing activities	(622.5)	(750.4)
Financing activities:
Borrowings under lines of credit, net	(12.7)	2.0
Principal payments on long-term debt	(3.6)	(2.3)
Proceeds from stock option and other common stock transactions	17.1	33.9
Acquisition of treasury stock	(227.6)
Other financing cash flows	4.1	2.5
Net cash provided by (used in) financing activities	(222.7)	36.1

Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.9

Net decrease in cash and cash equivalents	(605.7)	(117.3)
Cash and cash equivalents at beginning of year	1,010.3	562.8
Cash and cash equivalents at end of period	$ 404.6 ======	$ 445.5 ======

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 2005. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Second Quarter Ended
	Sept. 30, 2005	Oct. 1, 2004

Income from continuing operations	$ 99.5	$ 107.8
Income from discontinued operations, net of taxes		22.7
Net income	$ 99.5 =====	$ 130.5 =====
Common share information:
Average common shares outstanding for basic EPS	184.871	188.981
Dilutive effect of stock options	1.670	2.137
Shares for diluted EPS	186.541 ======	191.118 ======
Income from continuing operations	$ 0.54	$ 0.57
Income from discontinued operations, net of taxes		0.12
Basic EPS	$ 0.54 ======	$ 0.69 ======

Income from continuing operations	$ 0.53	$ 0.56
Income from discontinued operations, net of taxes		0.12
Diluted EPS	$ 0.53 ======	$ 0.68 ======

Note 2 - Earnings Per Share (continued)
	Six Months Ended
	Sept. 30, 2005	Oct. 1, 2004
Income from continuing operations	$ 208.2	$ 200.7
Income from discontinued operations, net of taxes		40.2
Gain on sale of discontinued operations	22.9
Discontinued operations, net of taxes	22.9	40.2
Net income	$ 231.1 ======	$ 240.9 ======
Common share information:
Average common shares outstanding for basic EPS	185.191	188.583
Dilutive effect of stock options	1.680	1.901
Shares for diluted EPS	186.871 ======	190.484 ======
Income from continuing operations	$ 1.12	$ 1.06
Income from discontinued operations, net of taxes		0.21
Gain on sale of discontinued operations	0.12
Discontinued operations, net of taxes	0.12	0.21
Basic EPS*	$ 1.25 =====	$ 1.28 =====
Income from continuing operations	$ 1.11	$ 1.05
Income from discontinued operations, net of taxes		0.21
Gain on sale of discontinued operations	0.12
Discontinued operations, net of taxes	0.12	0.21
Diluted EPS*	$ 1.24 =====	$ 1.26 =====

*Amount may not add as a result of rounding.

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 7,499,259 and 8,375,216 for the six months ended September 30, 2005 and October 1, 2004, respectively.

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

The Company sold its equity interest in the international and other select operations of DynCorp for $850 million including $75 million of 13% preferred stock of DynCorp International (DI) on February 11, 2005. During the second quarter ended September 30, 2005, the Company recognized $5.6 million of preferred stock dividend income, which is included in interest income in the consolidated statements of income. CSC sold the interest to allow the Company's U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8 million. The Company realized an after tax gain of approximately $228.8 million on the transaction net of taxes of $59.3 million. The gain is subject to working capital adjustments. The working capital adjustments, which are payable in the 13% preferred stock issued as of February 11, 2005, have been finalized and the Company will receive $65.5 million, subject to a valuation allowance, which it expects to record during its third fiscal quarter. See Note 16 - Subsequent Events.

The following presents the results of the discontinued operations for the second quarter and six months ended September 30, 2005 and October 1, 2004 (in millions):

	Second Quarter Ended		Six Months Ended
	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004

Revenue		$540.5	$ 8.0	$979.4
Income (loss) before taxes		36.9	(.1)	65.4
Net income		22.7		40.2

The following is a summary of the assets and liabilities of the held for sale operations as of April 1, 2005 (in millions):

April 1, 2005

Total receivables, net	$ 28.8
Prepaid expenses and other assets	2.0
Goodwill and certain intangibles	50.5
Property, plant and equipment	2.5
Total Assets	$ 83.8 =====
Accounts payable	$ 3.1
Accrued expenses	9.0
Deferred income taxes	2.6
Other long-term liabilities	2.2
Total Liabilities	$ 16.9 =====

Note 4 - Stock Incentive Plans

On September 30, 2005, the Company had three stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 12 of the Company's 2005 Annual Report filed on Form 10-K. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income over the vesting period.

Under APB Opinion No. 25 and SFAS No. 123, the Company recognizes compensation cost over the explicit vesting period, including awards subject to acceleration of vesting upon retirement. The SEC Staff has recently indicated for employees becoming eligible to retire during the explicit service period, such period is considered "nonsubstantive" for service performance. The SEC Staff accepts the practice of recognizing the compensation cost over the explicit service period in those cases, but only until such time as the Company adopts SFAS No. 123 (R), "Share-Based Payment" (See Note 15 - Recent Accounting Pronouncements for further discussion). At that time, compensation cost will be recognized over the period through the date the employee first becomes eligible to retire. The impact on recognized compensation cost for the periods reported is not material had the Company applied the nonsubstantive vesting provisions of SFAS No. 123(R).

Note 4 - Stock Incentive Plans (Continued)
	Second Quarter Ended
(In millions except per share amounts)	Sept. 30, 2005	Oct. 1, 2004
Net income, as reported	$ 99.5	$ 130.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.1	2.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.1)	(9.5)
Pro forma net income	$ 92.5 =====	$ 123.0 =====
Earnings per share:
Basic - as reported	$ 0.54	$ 0.69
Basic - pro forma	0.50	0.65

Diluted - as reported	0.53	0.68
Diluted - pro forma	0.50	0.64

	Six Months Ended
(In millions except per share amounts)	Sept. 30, 2005	Oct. 1, 2004
Net income, as reported	$ 231.1	$ 240.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.8	3.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17.2)	(18.4)
Pro forma net income	$ 217.7 ======	$ 225.6 ======
Earnings per share:
Basic - as reported	$ 1.25	$ 1.28
Basic - pro forma	1.18	1.20

Diluted - as reported	1.24	1.26
Diluted - pro forma	1.16	1.18

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Sept. 30, 2005	April 1, 2005
Property and equipment	$ 3,221.6	$ 3,154.9
Goodwill	324.8	333.9

Note 6 - Dividends

No dividends were paid during the periods presented. At September 30, 2005 and April 1, 2005, there were 192,631,751 and 191,662,208 shares, respectively, of $1.00 par value common stock issued. The Company had 7,652,138 and 455,242 shares of treasury stock as of September 30, 2005 and April 1, 2005, respectively.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $53.1 million and $80.5 million for the six months ended September 30, 2005 and October 1, 2004, respectively. Net cash payments for taxes on income were $76.6 million and $14.3 million for the six months ended September 30, 2005 and October 1, 2004, respectively.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Second Quarter Ended
	Sept. 30, 2005	Oct. 1, 2004
Net income	$ 99.5	$ 130.5
Foreign currency translation adjustment	(22.9)	50.4
Unrealized gain (loss) on available for sale securities	(.1)	.1
Comprehensive income	$ 76.5 =====	$ 181.0 =====
	Six Months Ended
	Sept. 30, 2005	Oct. 1, 2004
Net income	$ 231.1	$ 240.9
Foreign currency translation adjustment	(137.5)	.9
Unrealized gain (loss) on available for sale securities	.2	(.1)
Comprehensive income	$ 93.8 =====	$ 241.7 =====

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

Information on reportable segments is as follows (in millions):

	Global Commercial	U.S. Federal	Corporate	Total
Second Quarter Ended, September 30, 2005
Revenues	$2,328.5	$1,244.1		$3,572.6
Earnings (loss) before special items, interest and taxes	132.0	88.6	$ (7.2)	213.4

Second Quarter Ended, October 1, 2004
Revenues	2,236.5	1,157.5		3,394.0
Earnings (loss) before special items, interest and taxes	117.0	78.8	(3.7)	192.1

	Global Commercial	U.S. Federal	Corporate	Total
Six Months Ended, September 30, 2005
Revenues	$4,690.1	$2,465.0		$7,155.1
Earnings (loss) before special items, interest and taxes	236.1	174.1	$ (15.8)	394.4

Six Months Ended, October 1, 2004
Revenues	4,365.2	2,326.3		6,691.5
Earnings (loss) before special items, interest and taxes	215.5	160.8	(13.0)	363.3

Note 10 - Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to validate the carrying value of Goodwill at least annually or as circumstances require. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The annual validation test for all reporting units was performed during the second quarter ended September 30, 2005, which supported the goodwill balance.

Note 10 - Goodwill and Other Intangible Assets (Continued)

A summary of the changes in the carrying amount of goodwill by segment for the six months ended September 30, 2005 is as follows (in millions):

	Global Commercial	U.S. Federal	Total
Balance as of April 1, 2005	$ 1,793.5	$ 549.9	$ 2,343.4
Foreign currency translation	(54.1)		(54.1)
Balance as of September 30, 2005	$ 1,739.4 =======	$ 549.9 ======	$ 2,289.3 =======

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortizable intangible assets as of September 30, 2005 and April 1, 2005 is as follows (in millions):

	September 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$ 1,135.6	$ 668.5	$ 467.1
Outsourcing contract costs	2,250.1	1,053.4	1,196.7
Other intangible assets	170.4	89.5	80.9
Total intangible assets	$ 3,556.1 =======	$ 1,811.4 =======	$ 1,744.7 =======

	April 1, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$ 1,100.6	$ 639.3	$ 461.3
Outsourcing contract costs	2,223.1	943.5	1,279.6
Other intangible assets	170.4	83.0	87.4
Total intangible assets	$ 3,494.1 =======	$ 1,665.8 =======	$ 1,828.3 =======

Amortization expense related to intangible assets was $109.4 million and $96.7 million for the three months and $213.6 million and $188.7 million for the six months ended September 30, 2005 and October 1, 2004, respectively. During the second quarter ended September 30, 2005 the Company recorded a $49.4 million write down of outsourcing contract costs related to the Nortel contract. See Note 11 - Special Items for further details. Estimated amortization expense related to intangible assets as of April 1, 2005 for each of the subsequent five fiscal years, fiscal 2006 through fiscal 2010, adjusted for the Nortel impairment charge, is as follows (in millions): $425, $332, $267, $237, and $170.

Note 11 - Special Items

During the second quarter ended September 30, 2005, Nortel Networks (Nortel) notified the Company of Nortel's intent to terminate, effective February 28, 2006, the Company's services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result, during the second quarter ended September 30, 2005, a non-cash special item of $52.0 million ($33.1 million after tax) or 18 cents per share (diluted) was recorded. The non-cash charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value. If the Company is unable to redeploy or sell the assets at an amount at least equal to their estimated fair value the Company may need to record additional impairment charges during the remainder of fiscal 2006. Due to uncertainty surrounding the transition of portions of the outsourcing activities to Nortel, severance costs related to the charge could not be estimated as of September 30, 2005. As disclosed in the Company's first quarter Form 10-Q, the Company does not expect the total charge, including severance costs, to exceed $80 million. The Nortel contract is included in the Global Commercial reporting segment. No special items were recorded for the second quarter and six months ended October 1, 2004.

Note 12 - Acquisitions

On October 17, 2005 the Company finalized a scheme of arrangement to acquire the 26.34% of CSA Holdings Ltd (CSAH) not owned by the Company's wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). The arrangement allows for better integration of similar businesses between CSAH and CSC's other operations. The purchase price of the remaining interest is 74.4 million Singapore dollars (approximately $44 million) which was paid in the third quarter of fiscal 2006. See Note 16 - Subsequent Events.

As a result of the DynCorp acquisition, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of September 30, 2005, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities.

The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table (in millions):

	Acquisition Integration Liabilities	Paid as of Sept. 30, 2005	Balance Remaining at Sept. 30, 2005
Severance payments	$ 7.1	$ 6.7	$ .4
Facility consolidations	66.6	37.5	29.1
Other	6.1	3.2	2.9
	$ 79.8 =====	$ 47.4 =====	$ 32.4 =====

Note 13 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $543.9 million of such working capital lines; however, as of September 30, 2005, the amount of the maximum potential payment is $66.2 million, the amount of the related outstanding subsidiary debt. The $66.2 million outstanding debt is reflected in the Company's consolidated financial statements.

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

During the second quarter of fiscal 2006, Nortel Networks (Nortel) notified the Company of Nortel's intent to terminate, effective February 28, 2006, the Company's services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result of this change the Company recorded a non-cash impairment charge during the second quarter of fiscal 2006. See Note 11 - Special Items. If the Company is unable to redeploy or sell the assets at an amount at least equal to their estimated fair value the Company may need to record additional impairment charges during the remainder of fiscal 2006. Due to uncertainties surrounding the transition of portions of the outsourcing activities to Nortel, severance costs related to the change could not be estimated as of September 30, 2005. As disclosed in the Company's first quarter Form 10-Q, the Company does not expect the total charge, including severance costs, to exceed $80 million.

In the ordinary course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. The Company intends to defend itself vigorously against the allegations.

Note 13 - Commitments and Contingencies (Continued)

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented in that matter, the fact that some defendants are seeking to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial conditions, results of operations or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears) and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal, mediation and arbitration proceedings later in fiscal 2006. As of September 30, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

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

Note 14 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows (in millions):

	Second Quarter Ended
	September 30, 2005		October 1, 2004
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ 29.6	$ 21.6	$ 25.0	$ 18.7
Interest cost	25.6	21.8	23.2	18.3
Expected return on assets	(28.1)	(23.3)	(24.9)	(18.6)
Amortization of transition obligation		.3		.3
Amortization of prior service cost	.8	.1	1.0	.1
Amortization of unrecognized net loss	5.9	4.0	3.9	2.7
Net periodic pension cost	$ 33.8 =====	$ 24.5 =====	$ 28.2 =====	$ 21.5 =====

	Six Months Ended
	September 30, 2005		October 1, 2004
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ 59.2	$ 43.9	$ 50.5	$ 35.7
Interest cost	51.2	44.4	46.0	36.4
Expected return on assets	(56.2)	(47.5)	(49.4)	(37.0)
Amortization of transition obligation		.6		.6
Amortization of prior service cost	1.6	.2	1.9	.2
Amortization of unrecognized net loss	11.8	8.2	7.9	5.3
Net periodic pension cost	$ 67.6 =====	$ 49.8 =====	$ 56.9 =====	$ 41.2 =====

Note 14 - Pension and Other Benefit Plans (Continued)
	Second Quarter Ended
	September 30, 2005		October 1, 2004
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ .4	$ .1	$ .3	$ .1
Interest cost	1.8	.2	1.8	.1
Expected return on assets	(1.6)		(1.3)
Amortization of transition obligation	.4		.4
Amortization of prior service cost	.2		.2
Recognized actuarial loss (gain)	.1		.1
Net provision for postretirement benefits	$ 1.3 ====	$ .3 ===	$ 1.5 ====	$ .2 =====

	Six Months Ended
	September 30, 2005		October 1, 2004
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ .8	$ .2	$ .7	$ .2
Interest cost	3.6	.4	3.7	.2
Expected return on assets	(3.2)		(2.6)
Amortization of transition obligation	.8		.8
Amortization of prior service cost	.4		.4
Recognized actuarial loss (gain)	.2		.4
Net provision for postretirement benefits	$ 2.6 ====	$ .6 ====	$ 3.4 ====	$ .4 ====

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) resulted in a reduction in the Company's accumulated postretirement benefit of obligation (APBO) of $8.5 million as of April 2, 2004, which represents an actuarial gain that will be amortized over future service periods. This gain, in accordance with FASB Statement of Position 106-2, was first realized in the second quarter of fiscal year 2005 resulting in an immaterial adjustment to the second quarter net periodic postretirement benefit cost (NPPBC). The recognition of the Act is expected to have an immaterial impact on future periods NPPBC.

As previously disclosed in footnote 10 of the Company's Annual Report on Form 10-K for the year ended April 1, 2005, the Company expects to contribute $230 million to its defined benefit pension plans during fiscal 2006. During the first six months of fiscal 2006 the Company contributed $147 million to its defined benefit pension plans.

Note 15 - Recent Accounting Pronouncements

In June 2005, the FASB issued staff position (FSP) No. 143-1, "Accounting for Electronic Equipment Waste Obligations." This FSP addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment (purchased August 15, 2005 and before). An entity shall recognize the cumulative effect of initially applying this FSP as a change in accounting principle as described in paragraph 20 of APB Opinion No. 20, "Accounting Changes," and apply the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and the related FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," to the obligation associated with historical waste, as this type of obligation is an asset retirement obligation. The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by applicable EU-member country. Adoption of the FSP did not impact the Company's consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, therefore this Statement did not impact the Company's consolidated financial position or results of operations, but may in future periods.

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

Note 15 - Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) eliminates the alternative of using APB Opinion 25's intrinsic value method of accounting. Under APB Option 25, issuing stock options generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the SEC Staff postponed implementation of SFAS No. 123(R) and the Company plans to adopt SFAS No. 123(R) effective fiscal 2007. The adoption of this statement will increase reported expenses; the magnitude of the impact is still being determined.

Note 16 - Subsequent Events

On October 27, 2005, the Company and the buyer of DI finalized an agreement on the working capital purchase price adjustment as well as other transaction related issues. See Note 3 - Discontinued Operations. The Company will receive $65.5 million of additional proceeds in the form of 13% preferred stock of DI issued as of February 11, 2005. These proceeds will be recorded as additional gain on sale net of taxes, valuation allowance and expenses in discontinued operations. The Company will record these proceeds and any associated accrued dividends in the third fiscal quarter.

On October 26, 2005, the Company paid 74.4 million Singapore dollars (approximately $44 million) for the 26.34% of CSAH not owned by the Company's wholly owned subsidiary CSCI.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2006 versus
Second Quarter and First Six Months of Fiscal 2005

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 1, 2005. The following discusses the Company's results of operations and financial condition as of and for the three and six months ended September 30, 2005 and the comparable periods for the prior fiscal year.

During the first quarter of fiscal 2006, the Company exchanged its Health Plan Solutions (HPS) unit for outstanding shares of Company stock. HPS results prior to the sale are reported as discontinued operations, as are the results of prior periods. Discontinued operations for the three and six months ended October 1, 2004 also includes the international and other select operations of DynCorp, which was sold during the fourth quarter of fiscal 2005. Accordingly, revenues and expenses as reported exclude the results of these operations. All references to results of operations are to continuing operations unless stated otherwise.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before special items and interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended April 1, 2005.

Second Quarter Overview

Key highlights of the second quarter and year-to-date include:

  Second quarter revenues rose 5.3%, approximately 5.0% before currency fluctuations.

  Six months year-to-date revenue increased 6.9%, approximately 6.0% on a constant currency basis.

  Income from continuing operations, after special charges, decreased 7.7% for the second quarter and increased 3.7% year-to-date. The non-cash after tax special charge of $33.1 million adversely impacted income from continuing operations compared to the prior year comparable periods for the second quarter and six months year-to-date by 30.7% and 16.5%, respectively. Absent the charge, the increase would have been 23.0% and 20.2% for the second quarter and six months year-to-date, respectively.

  Diluted earnings per share from continuing operations, after non-cash special charges, decreased 5.4% and increased 5.7% for the second quarter and six months year-to-date, respectively. The non-cash special charge of $0.18 per share adversely impacted earnings per share compared to the prior year comparable period 32.1% and 17.1% for the second quarter and six months year-to-date, respectively.

  Contract awards of $2.5 billion and $6.2 billion were announced for the quarter and year-to-date, respectively.

  Cash flows from operating activities generated $240 million for the first six months of fiscal 2006 versus $595 million for the first six months of fiscal 2005. Cash used for investing activities was $622 million for the first six months of fiscal 2006 versus $750 million for the fiscal 2005 comparable period and the free cash flow deficit was $387 million for the first six months of fiscal 2006 versus $82 million for the first six months of fiscal 2005. (1)

  DSO of 95 days was flat on a sequential quarter-over-quarter basis for the second quarter versus the first quarter of fiscal 2006.

  Debt-to-total capitalization ratio at quarter-end increased to 17.9% from 17.6% at fiscal 2005 year-end.

  ROI for the last twelve months ended September 30, 2005 was approximately 8.4%.

The Company's announced new business awards of $2.5 billion for the second fiscal quarter included the following significant wins:

Global Commercial

  General Dynamics ($260 million)
  British Nuclear Group ($135 million)
  Old Mutual and Nedbank ($125 million)

U.S. Federal

  Centers for Medicare and Medicaid Services ($384 million)
  U.S. Air Force Air Education Training Command ($307 million)
  Naval Surface Warfare Center ($284 million)
  U.S. Navy Education and Training Command ($100 million)

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

_______________________________________________________________________________________________________

(1)  The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Six Months Ended
(In millions)	Sept. 30, 2005	Oct. 1, 2004
Free cash flow	$ (387.0)	$ (81.9)
Net cash used in investing activities	622.5	750.4
Acquisition, net of cash acquired		(20.5)
Dispositions	5.0	1.0
Increase in available-for-sale securities		(53.9)
Net cash provided by operating activities	$ 240.5	$ 595.1

Revenue growth was achieved for the second quarter of fiscal 2006 in both the Global Commercial segment and U.S. Federal segment. Global Commercial growth benefited from new U.S. outsourcing contracts and strong performance in Australia and Asia. U.S. Federal growth was driven by increased volumes on certain Department of Defense contracts. Net currency exchange rate shifts were not a significant factor for the quarter; however, future changes in currency rates cannot be predicted.

ROI for the twelve months ended September 30, 2005 was approximately 8.4%. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the six months year-to-date of fiscal 2006 versus six months year-to-date of fiscal 2005 resulted from a decrease in accounts payable and accruals and a smaller increase in deferred income and income taxes payable, partially offset by higher earnings and non-cash expenses. Lower outflows of cash for investing activities were incurred for capitalized costs for new outsourcing contracts and software. The comparison also benefited from the lack of an acquisition earnout recorded in the prior year.

Results of Operations

Revenues

	Second Quarter
(Dollars in millions)	2006	2005	Change	Percent
U.S. Commercial	$ 1,005.7	$ 903.8	$ 101.9	11.3%
Europe	983.7	1,034.9	(51.2)	(4.9)
Other International	339.1	297.8	41.3	13.9
Global Commercial segment	2,328.5	2,236.5	92.0	4.1
U.S. Federal segment	1,244.1	1,157.5	86.6	7.5
Total	$ 3,572.6 =======	$ 3,394.0 =======	$ 178.6 =====	5.3

	Six Months Year-to-Date
(Dollars in millions)	2006	2005	Change	Percent
U.S. Commercial	$ 2,012.8	$ 1,788.3	$ 224.5	12.6%
Europe	2,020.7	1,975.0	45.7	2.3
Other International	656.6	601.9	54.7	9.1
Global Commercial segment	4,690.1	4,365.2	324.9	7.4
U.S. Federal segment	2,465.0	2,326.3	138.7	6.0
Total	$ 7,155.1 =======	$ 6,691.5 =======	$ 464.6 =====	6.9

The factors affecting the percent change in revenues for the second quarter and six months year-to-date of fiscal 2006 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Second Quarter
U.S. Commercial	11.3%		11.3%
Europe	(3.9)	(1.0) %	(4.9)
Other International	7.5	6.4	13.9
Global Commercial segment	3.8	.3	4.1
U.S. Federal segment	7.5		7.5
Total	5.0	.3	5.3

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Six Months Year-to-Date
U.S. Commercial	12.6%		12.6%
Europe	1.0	1.3%	2.3
Other International	3.0	6.1	9.1
Global Commercial segment	6.0	1.4	7.4
U.S. Federal segment	6.0		6.0
Total	6.0	.9	6.9

Global Commercial

Growth in the Company's commercial revenues for the second quarter compared to the prior year period was led by United States operations. Additional growth was achieved in Australia and Asia, somewhat offset by a decline in Europe. Significant Global Commercial outsourcing contracts won during fiscal 2005 accounted for approximately $174 million of the second quarter fiscal 2006 growth and $401 million of the six months year-to-date revenue growth. The Company announced approximately $.5 billion and $2.6 billion in new Global Commercial business awards during the second quarter and six months year-to-date of fiscal 2006, respectively.

Revenue growth for the U.S. Commercial segment during the second quarter and six months year-to-date of fiscal 2006 benefited from new and existing outsourcing contracts including Zurich Financial Services, Ascension Health, Textron, Sears Roebuck & Co., Aon, and Sun Microsystems, which combined for $134 million and $292 million respectively, of fiscal 2006 revenue growth. These gains as well as growth in U.S. consulting and systems integration activities were partially offset by lower revenue as a result of a contract termination and lower volumes on certain existing outsourcing engagements including DuPont, Nortel, and AT&T. Other international revenue growth for the quarter and six months was driven primarily by increases at existing regional infrastructure outsourcing contracts, as well as on the local operations of global contracts and a recruitment business operated in Australia.

The decrease in European revenue for the quarter was largely driven by fluctuation in milestone-based revenues on the U.K. National Health Service engagement. This decrease, as well as decreases on certain infrastructure outsourcing contracts, more than offset the revenue contributions of new outsourcing contracts, such as Zurich Financial Services. For the six months, growth in EMEA revenue was driven primarily by the Zurich engagement, with moderate fluctuations elsewhere largely offsetting each other.

U.S. Federal

The Company's U.S. Federal revenues were generated from the following sources:

	Second Quarter
(Dollars in millions)	2006	2005	Change	Percent

Department of Defense	$ 835.4	$ 696.5	$ 138.9	19.9%
Civil agencies	383.4	419.8	(36.4)	(8.7)
Other (1)	25.3	41.2	(15.9)	(38.6)
Total U.S. Federal	$ 1,244.1 =======	$ 1,157.5 =======	$ 86.6 ======	7.5

	Six Months Year-to-Date
(Dollars in millions)	2006	2005	Change	Percent

Department of Defense	$ 1,629.3	$ 1,422.3	$ 207.0	14.6%
Civil agencies	760.1	822.6	(62.5)	(7.6)
Other (1)	75.6	81.4	(5.8)	(7.1)
Total U.S. Federal	$ 2,465.0 =======	$ 2,326.3 =======	$ 138.7 ======	6.0

(1) Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal reporting segment.

Federal revenue increases of 7.5% and 6.0% for the second quarter and six months, respectively, resulted from growth on Department of Defense (DoD) contracts, offsetting contract completions and volume reductions, particularly on Civil and other Federal engagements.

For the quarter, Department of Defense growth contributors included increased scope and new tasking on logistics support for the U.S. Army and other DoD customers additional tasking for engineering services in support of the U.S. Navy, and a program begun during fiscal 2005 to provide I/T infrastructure support to the U.S. Strategic Command.

Civil agencies revenue declined for the quarter as the result of completion of programs with the Department of Justice and NASA.

Revenue from other U.S. Federal activities decreased for the quarter due to reduced activity on a state project, partially offset by commencement of a significant systems integration project for a foreign government.

During the second quarter of fiscal 2006 the Company announced federal contract awards with a total value of $2.0 billion, compared to $1.2 billion announced during the respective period of fiscal 2005.

Revenue trends within the U.S. Federal segment for the six months were similar to those for the quarter.

The Company's expected full-year fiscal 2006 U.S. Federal revenue includes approximately $200 million estimated upon final modification to a significant contract. The anticipated modification provides for recovery of currently deferred costs that represent performance of customer-requested out-of-scope work. To date these costs appear on the Company's balance sheet as prepaid expenses. CSC expects to collect approximately half of this revenue during fiscal 2006 and the balance during fiscal 2007.

Costs and Expenses

The Company's costs and expenses were as follows:

	Second Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2006	2005	2006	2005

Cost of services	$ 2,876.7	$ 2,752.6	80.5%	81.1%	(.6)
Selling, general & administrative	207.8	189.3	5.8	5.6	.2
Depreciation and amortization	274.7	260.0	7.7	7.7
Special items	52.0		1.5		1.5
Interest expense, net	16.9	38.1	.5	1.1	(.6)
Total	$ 3,428.1 =======	$ 3,240.0 =======	96.0% =====	95.5% =====	(.5) ====

	Six Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2006	2005	2006	2005

Cost of services	$ 5,803.4	$ 5,416.4	81.1%	81.0%	.1
Selling, general & administrative	412.9	400.0	5.8	6.0	(.2)
Depreciation and amortization	544.4	511.8	7.6	7.6
Special items	52.0		.7		.7
Interest expense, net	35.7	75.0	.5	1.1	(.6)
Total	$ 6,848.4 =======	$ 6,403.2 ======	95.7% =====	95.7% =====	====

Comparing the second quarter and six months year-to-date of fiscal 2006 and 2005, total costs and expenses increased as a percentage of revenue for the quarter and were flat for the six months year-to-date. For the quarter, lower cost of services and net interest expense were offset by non-cash special items and slightly higher selling, general and administrative costs. For the six months, non-cash special charges were offset by lower net interest expense.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately .3 and .9 percentage points for the quarter and six months year-to-date, respectively, on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and may be exposed to additional margin fluctuations.

Cost of Services

Cost of services (COS) as a percentage of revenue of 80.5% was .6% lower for the second quarter of fiscal 2006 compared to fiscal 2005. The improvement resulted equally from reductions in certain operations and the favorable mix impact of strong growth in our U.S. outsourcing business, where the COS ratio is lower than the Company composite. The ratio reductions were led by Europe operations, approximately .4%, driven by outsourcing improvements in the United Kingdom and strong product license sales, which have a low COS ratio. Also contributing approximately .2% of improvement was broad performance improvement in the U.S. Federal segment, despite an adverse estimate to complete adjustment of approximately $10 million on a state project. Other areas of improvement included the Company's U.S. financial services and consulting and systems integration operations. Offsetting these improvements by approximately .2% were cost increases in U.S. outsourcing, primarily due to higher cost levels associated with certain early-stage contracts.

Cost of services increased by .1% to 81.1% for the six months ended September 30, 2005 versus the comparable period for fiscal 2005. Approximately .6% of this increase comes from our U.S. outsourcing operations, primarily due to higher cost levels associated with certain early-stage contracts. Offsetting .3% of this ratio increase was the favorable mix impact of strong growth in outsourcing operations, where the cost of services ratio is lower than the Company composite, and .1% of impact from the UK outsourcing improvements described above.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .2% to 5.8% for the second quarter of fiscal 2006, though this ratio decreased by .2% to 5.8% for the six months year-to-date of fiscal 2006. The quarter's increase was driven by U.S. Federal segment and Europe operations as the result of higher proposal costs and other program spending as well as variations in the intra-year time-phasing of that spending. These factors were offset somewhat by an improved ratio for U.S. outsourcing operations, attributable to leveraging of management and support activities over a larger business, although these savings were approximately reduced in half by a $5 million provision for bad debt recorded against receivables from a customer that has filed for bankruptcy. The decrease in the year-to-date ratio is driven by the U.S. outsourcing improvement.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue is essentially unchanged for the second quarter and first six months of fiscal 2006 compared to the prior year periods. For the quarter, slight improvement in the U.S. Federal segment, where revenue growth came on less capital-intensive contracts, was offset by a slight increase in Global Commercial operations. Within this segment, a decrease in the U.S. outsourcing ratio, driven by growth in low capital-intensity applications outsourcing, did not quite offset increased ratios in Europe and Asia operations, driven by the capital requirements of recent outsourcing contracts. The year-to-date D&A trends were similar to those for the quarter.

Interest Expense, Net

Net interest expense decreased approximately $21.2 million compared to the second quarter of fiscal 2005, a decrease in the ratio of net interest expense to revenue of .6% from 1.1% to .5%. The decrease was the result of significantly lower average interest bearing debt balances, driven by the Company's retirement of $1 billion of term debt during March 2005. Also contributing was dividend income of approximately $5.6 million recorded for the preferred stock CSC holds in the parent of the company that purchased our DynCorp International (DI) operations during fiscal 2005. Year-to-date improvement is driven by the lower interest expense.

Special Items

During the second quarter of fiscal 2006, Nortel Networks (Nortel) notified the Company of Nortel's intent to terminate, effective February 28, 2006, the Company's services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result of this change in scope during the second quarter of fiscal 2006, the Company recorded a non-cash impairment charge of $52 million ($33.1 million net of taxes) or $0.18 per share. The non-cash charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value. If the Company is unable to redeploy or sell the assets at an amount at least equal to their estimated fair value the Company may need to record additional impairment charges during the remainder of fiscal 2006. Due to uncertainty surrounding the transition of portions of the outsourcing activities to Nortel severance costs related to the change could not be estimated as of September 30, 2005. As disclosed in the Company's first quarter Form 10-Q, the Company does not expect the total charge, including severance costs, to exceed $80 million.

Taxes

The provisions for income taxes for fiscal 2006 and 2005 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates before special items approximate 32.5% and 32.7% for the three and the six months ended September 30, 2005, respectively, compared to the 30.0% and 30.4% for the comparable periods in fiscal 2005. The increase in effective tax rate before special items is primarily the result of increased profits before special items and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits.

Discontinued Operations

Income from the discontinued operations for the six months ended September 30, 2005 was insignificant and there was no income from discontinued operations for the three months ended September 30, 2005. Income from discontinued operations of $22.7 million for the three months ended October 1, 2004 was composed of $2.0 million from the HPS' operations and $20.7 million from DynCorp International's operations. For the six months ended October 1, 2004 income from discontinued operations was composed of $4.2 million from HPS' operations and $36.0 million from DI's operations. The HPS exchange occurred during April 2005 and DI was disposed of during February 2005. HPS' activities were previously included in the Global Commercial reporting segment and DI's operations were included in the U.S. Federal reporting segment. CSC recorded a gain of $22.9 million from the HPS exchange transaction during the first quarter of fiscal 2006.

Under an agreement finalized on October 27, 2005 between the Company and the buyer of DI, the Company will receive $65.5 million in additional proceeds in the form of preferred stock, to be recorded net of a valuation allowance, for its working capital investment in DI. These additional proceeds will be recorded as a gain on the sale of DI in discontinued operations during the third fiscal quarter.

Earnings Per Share

Earnings per share from continuing operations decreased $0.03 to $0.53 and increased $0.06 to $1.11 for the three and six months ended September 30, 2005, respectively. Earnings per share from continuing operations for the three and six months ended September 30, 2005 were adversely impacted by special charges of $0.18 per share, respectively, and were favorably impacted by a decline in the share base of 4.6 million and 3.6 million for the three and six months ended September 30, 2005, respectively. This decline in the share base was driven primarily by the Company's acquisition of 7.13 million treasury shares in the HPS exchange which reduced weighted average shares outstanding by 7.13 million and 6.0 million for the three and six months ended September 30, 2005, respectively. This reduction was partially offset by option exercises during the past twelve months. Common stock equivalents declined slightly on a year over year basis.

Financial Condition

Cash Flows

The Company's cash flows were as follows:

	Six Months Year-to-Date
(In millions)	Fiscal 2006	Fiscal 2005

Net cash from operations	$ 240.5	$ 595.1
Net cash used in investing	(622.5)	(750.4)
Net cash (used in) provided by financing	(222.7)	36.1
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.9
Net decrease in cash and cash equivalents	(605.7)	(117.3)
Cash and cash equivalents at beginning of year	1,010.3	562.8
Cash and cash equivalents at quarter end	$ 404.6 =======	$ 445.5 ======

Net cash provided by operations of $240.5 million for the first six months of fiscal 2006 declined compared to net cash provided by operations in the year-earlier period of $595.1 million and was driven by decreases in accounts payable, smaller increases in deferred revenue and taxes payable than the prior year and an increase in accounts receivable. Smaller increases in prepaid expenses as well as an increase in net income and higher levels of non-cash expenses somewhat offset these factors. The Company's operating cash flow and DSO performance is affected by revenue recognition on long-term fixed-priced contracts which result in unbilled receivable balances (See Critical Accounting Estimates, Note 1- Summary of Significant Accounting Policies, and Note 8 - Receivables, in the Company's Annual Report on Form 10-K for the year ended April 1, 2005). Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

Net cash outflow from investing activities decreased for the first six months of fiscal 2006 as compared to fiscal 2005 as a result of a decrease in investment in outsourcing assets and software and disposition of certain operating assets. Other investing cash flows for fiscal 2005 were impacted by the purchase of $54 million of auction rate securities which were classified as available for sale securities.

The use of cash in financing activities for the first six months of fiscal 2006 is primarily for the acquisition of treasury stock as the result of the exchange of the Company's HPS unit. This outflow was partially offset by exercise of employee stock options. Cash provided by financing activities in the prior year period is the result of the exercise of employee stock options.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $404.6 million at September 30, 2005 and $1,010.3 million at April 1, 2005. Equity decreased by $212.4 million during the six months ended September 30, 2005 primarily as a result of the exchange of the Company's HPS business for approximately 7.13 million CSC common shares. The exchange, which was completed on April 29, 2005, included $224.6 million of cash held by the HPS business at the time of the exchange. The decrease in equity has been partially offset by earnings and the exercise of stock options.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility. As of September 30, 2005 the Company's total liquidity was approximately $1,100.0 million which included cash and cash equivalents and marketable securities of $404.6 million and availability under the syndicated backstop credit facility of $700 million. As of September 30, 2005 the Company had no commercial paper outstanding.

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

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for year ended April 1, 2005.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2005. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule and price may be required on development contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

Forward-Looking Statements

All statements in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking-statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to differ materially from the results described in such statements.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 1, 2005, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended September 30, 2005, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently party to a number of disputes which involve or may involve litigation.

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately reserved for any losses it may experience from these investigations.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensee's insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. The Company intends to defend itself vigorously against the allegations.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal, mediation and arbitration proceedings later in fiscal 2006. As of September 30, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

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

3.3	Bylaws, amended and restated effective August 1, 2005 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.1	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan * (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement* (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.6	Form of Restricted Stock Agreements* (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.8	Form FY2006 Annual Management Incentive Plan 1 Worksheet* (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

10.15	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.16	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.17	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.18	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

COMPUTER SCIENCES CORPORATION

Date: November 4, 2005	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
Chief Accounting Officer