Form 10-Q
period 2005-12-30
COMPUTER SCIENCES CORP
filed 2006-02-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2005

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

   186,496,142 Shares of Common Stock, $1.00 par value, were outstanding on January 20, 2006.

COMPUTER SCIENCES CORPORATION
INDEX TO FORM 10-Q

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per share amounts)	Dec. 30, 2005	Dec. 31, 2004	Dec. 30, 2005	Dec. 31, 2004

Revenues	$ 3,577.0	$ 3,488.6	$ 10,732.1	$ 10,180.1

Costs of services	2,850.0	2,803.9	8,653.4	8,220.3
Selling, general and administrative	207.7	198.0	620.6	598.0
Depreciation and amortization	267.9	267.3	812.3	779.1
Interest expense	24.6	40.2	74.6	119.6
Interest income	(13.8)	(3.9)	(28.1)	(8.3)
Special items			52.0
Total costs and expenses	3,336.4	3,305.5	10,184.8	9,708.7

Income before taxes	240.6	183.1	547.3	471.4
Taxes on income	75.5	54.0	174.0	141.6
Income from continuing operations	165.1	129.1	373.3	329.8
Discontinued operations, net of taxes	38.4	28.4	61.3	68.6
Net income	$ 203.5 =========	$ 157.5 =======	$ 434.6 ========	$ 398.4 ========

Earnings per share:
Continuing operations	$ 0.89	$ 0.68	$ 2.01	$ 1.74
Discontinued operations	0.21	0.15	0.33	0.36
Basic*	$ 1.10 =========	$ 0.83 =======	$ 2.34 ========	$ 2.11 ========

Continuing operations	$ 0.88	$ 0.67	$ 1.99	$ 1.73
Discontinued operations	0.20	0.15	0.33	0.36
Diluted*	$ 1.08 =========	$ 0.82 =======	$ 2.32 ========	$ 2.08 ========

*Amounts may not add as a result of rounding.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Dec. 30, 2005	April 1, 2005
ASSETS
Cash and cash equivalents	$ 773.2	$ 1,010.3
Receivables	3,714.9	3,537.7
Prepaid expenses and other current assets	1,423.0	1,058.0
Assets of operations held for sale		83.8
Total current assets	5,911.1	5,689.8
Property and equipment, net	2,355.1	2,365.4
Outsourcing contract costs, net	1,161.2	1,279.6
Software, net	458.7	461.3
Goodwill, net of accumulated amortization	2,293.2	2,343.4
Other assets	444.5	494.4
Total assets	$ 12,623.8 =========	$ 12,633.9 =========

LIABILITIES
Short-term debt and current maturities of long-term debt	$ 115.3	$ 85.7
Accounts payable	615.3	836.0
Accrued payroll and related costs	647.8	660.4
Other accrued expenses	1,422.3	1,320.4
Deferred revenue	647.1	562.7
Income taxes payable	494.2	395.8
Liabilities of operations held for sale		16.9
Total current liabilities	3,942.0	3,877.9
Long-term debt, net	1,321.6	1,303.0
Other long-term liabilities	851.9	958.3

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 193,865,395 (2006) and 191,662,208 (2005)	193.9	191.7
Additional paid-in capital	1,756.0	1,670.0
Earnings retained for use in business	4,842.7	4,408.1
Accumulated other comprehensive income	88.8	254.9
	6,881.4	6,524.7
Less common stock in treasury, at cost, 7,652,657 shares (2006) and 455,242 shares (2005)	(347.1)	(19.3)
Unearned restricted stock	(26.0)	(10.7)
Total stockholders' equity	6,508.3	6,494.7
Total liabilities and stockholders' equity	$ 12,623.8 =========	$ 12,633.9 =========

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 30, 2005	Dec. 31, 2004
Cash flows from operating activities:
Net income	$ 434.6	$ 398.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	871.4	849.2
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(543.5)	(854.8)
Increase in liabilities	43.9	567.3
Net cash provided by operating activities	806.4	960.1
Investing activities:
Purchases of property and equipment	(629.4)	(619.7)
Acquisitions, net of cash acquired	(44.1)	(20.5)
Dispositions	.5	31.3
Outsourcing contracts	(175.2)	(218.2)
Software	(121.1)	(150.5)
Other investing cash flows	68.5	(118.9)
Net cash used in investing activities	(900.8)	(1,096.5)
Financing activities:
Borrowings under lines of credit, net	24.4	7.7
Principal payments on long-term debt	(5.9)	(5.2)
Proceeds from stock option and other common stock transactions	62.5	109.6
Acquisition of treasury stock	(227.7)
Other financing cash flows	5.0	8.4
Net cash provided by (used in) financing activities	(141.7)	120.5

Effect of exchange rate changes on cash and cash equivalents	(1.0)	12.2

Net decrease in cash and cash equivalents	(237.1)	(3.7)
Cash and cash equivalents at beginning of year	1,010.3	562.8
Cash and cash equivalents at end of period	$ 773.2 ========	$ 559.1 ========

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

The Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from the date of purchase in its consolidated balance sheet to prepaid and other current assets from cash and cash equivalents. The impact of this reclassification was to increase prepaid and other current assets by $194.5 million and reduce cash and cash equivalents by an equivalent amount at December 31, 2004. The reclassification increased cash used for investing activities for fiscal 2005 by $147.6 million. The reclassification did not impact results for fiscal 2006.

The Company classifies proceeds from the sale of operating lines as Dispositions on the Statement of Cash Flows. Other investing cash flows include the proceeds from the sale of property and equipment. Prior period amounts have been revised to conform to the current period presentation.

Note 2 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in millions except per share amounts):

	Third Quarter Ended
	Dec. 30, 2005	Dec. 31, 2004
Income from continuing operations	$ 165.1	$ 129.1
Income from discontinued operations, net of taxes		28.4
Gain on sale of discontinued operations, net of taxes	38.4
Discontinued operations, net of taxes	38.4	28.4
Net income	$ 203.5 ========	$ 157.5 ========
Common share information:
Average common shares outstanding for basic EPS	185.679	190.080
Dilutive effect of stock options	2.177	2.749
Shares for diluted EPS	187.856 ========	192.829 ========

Note 2 - Earnings Per Share (Continued)
	Third Quarter Ended
	Dec. 30, 2005	Dec. 31, 2004
Income from continuing operations	$ 0.89	$ 0.68
Income from discontinued operations, net of taxes		0.15
Gain on sale of discontinued operations, net of taxes	0.21
Discontinued operations, net of taxes	0.21	0.15
Basic EPS	$ 1.10 ========	$ 0.83 ========
Income from continuing operations	$ 0.88	$ 0.67
Income from discontinued operations, net of taxes		0.15
Gain on sale of discontinued operations, net of taxes	0.20
Discontinued operations, net of taxes	0.20	0.15
Diluted EPS	$ 1.08 ========	$ 0.82 ========
	Nine Months Ended
	Dec. 30, 2005	Dec. 31, 2004
Income from continuing operations	$ 373.3	$ 329.8
Income from discontinued operations, net of taxes		68.6
Gain on sale of discontinued operations, net of taxes	61.3
Discontinued operations, net of taxes	61.3	68.6
Net income	$ 434.6 ========	$ 398.4 ========

Common share information:
Average common shares outstanding for basic EPS	185.353	189.053
Dilutive effect of stock options	1.784	2.068
Shares for diluted EPS	187.137 ========	191.121 ========

Income from continuing operations	$ 2.01	$ 1.74
Income from discontinued operations, net of taxes		0.36
Gain on sale of discontinued operations, net of taxes	0.33
Discontinued operations, net of taxes	0.33	0.36
Basic EPS*	$ 2.34 ========	$ 2.11 ========

Income from continuing operations	$ 1.99	$ 1.73
Income from discontinued operations, net of taxes		0.36
Gain on sale of discontinued operations, net of taxes	0.33
Discontinued operations, net of taxes	0.33	0.36
Diluted EPS*	$ 2.32 ========	$ 2.08 ========

*Amount may not add as a result of rounding.

Note 2 - Earnings Per Share (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 4,849,883 and 3,114,525 for the nine months ended December 30, 2005 and December 31, 2004, respectively.

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

The Company sold its equity interest in the international and other select operations of DynCorp for $850 million including $75 million of 13% preferred stock of DynCorp International (DI) on February 11, 2005. During the third quarter ended December 30, 2005, the Company finalized the working capital adjustment for the sale of DI. As a result the Company recorded the receipt of $65.5 million of 13% preferred stock, subject to a valuation allowance, issued as of February 11, 2005 and additional gain on sale for DI of $38.4 million net of taxes of $20.7 million. During the third quarter ended December 30, 2005, the Company recognized $10.2 million of preferred stock dividend income, which is included in interest income in the consolidated statements of income. CSC sold its ownership interest to allow the Company's U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8 million. The Company realized an after tax gain of approximately $267.2 million on the sale of DI net of taxes of $80.0 million.

The following presents the results of the discontinued operations for the third quarter and nine months ended December 30, 2005 and December 31, 2004 (in millions):

	Third Quarter Ended		Nine Months Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 30, 2005	Dec. 31, 2004

Revenue		$ 503.1	$ 8.0	$1,482.5
Income (loss) before taxes		44.8	(.1)	110.2
Net income		28.4		68.6

Note 3 - Discontinued Operations (Continued)

The following is a summary of the assets and liabilities of the held for sale operations as of April 1, 2005 (in millions):

April 1, 2005

Receivables	$ 28.8
Prepaid expenses and other current assets	2.0
Goodwill and certain intangibles	50.5
Property and equipment, net	2.5
Total assets	$ 83.8 ======

Accounts payable	$ 3.1
Other accrued expenses	9.0
Deferred income taxes	2.6
Other long-term liabilities	2.2
Total liabilities	$ 16.9 ======

Note 4 - Stock Incentive Plans

On December 30, 2005, the Company had three stock incentive plans which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 12 of the Company's 2005 Annual Report filed on Form 10-K. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income over the vesting period.

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

Note 4 - Stock Incentive Plans (Continued)

	Third Quarter Ended
(In millions except per share amounts)	Dec. 30, 2005	Dec. 31, 2004
Net income, as reported	$ 203.5	$ 157.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.4	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.9)	(8.8)
Pro forma net income	$ 197.0 ======	$ 150.2 ======

Earnings per share:
Basic - as reported	$ 1.10	$ 0.83
Basic - pro forma	1.06	0.79

Diluted - as reported	1.08	0.82
Diluted - pro forma	1.05	0.78

	Nine Months Ended
(In millions except per share amounts)	Dec. 30, 2005	Dec. 31, 2004
Net income, as reported	$ 434.6	$ 398.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6.2	4.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26.1)	(27.2)
Pro forma net income	$ 414.7 ======	$ 375.8 ======

Earnings per share:
Basic - as reported	$ 2.34	$ 2.11
Basic - pro forma	2.24	1.99

Diluted - as reported	2.32	2.08
Diluted - pro forma	2.22	1.97

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts (in millions):

	Dec. 30, 2005	April 1, 2005
Property and equipment	$ 3,259.0	$ 3,154.9
Goodwill	322.0	333.9

Note 6 - Dividends

No dividends were paid during the periods presented. At December 30, 2005 and April 1, 2005, there were 193,865,395 and 191,662,208 shares, respectively, of $1.00 par value common stock issued. The Company had 7,652,657 and 455,242 shares of treasury stock as of December 30, 2005 and April 1, 2005, respectively.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $81.0 million and $125.2 million for the nine months ended December 30, 2005 and December 31, 2004, respectively. Net cash payments for taxes on income were $95.8 million and $37.3 million for the nine months ended December 30, 2005 and December 31, 2004, respectively.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Third Quarter Ended
	Dec. 30, 2005	Dec. 31, 2004
Net income	$ 203.5	$ 157.5
Foreign currency translation adjustment	(40.3)	187.9
Unrealized gain (loss) on available for sale securities	11.5	(.1)
Comprehensive income	$ 174.7 =======	$ 345.3 ========

	Nine Months Ended
	Dec. 30, 2005	Dec. 31, 2004
Net income	$ 434.6	$ 398.4
Foreign currency translation adjustment	(177.8)	188.8
Unrealized gain (loss) on available for sale securities	11.7	(.2)
Comprehensive income	$ 268.5 =======	$ 587.0 ========

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

Information on reportable segments is as follows (in millions):

	Global Commercial	U.S. Federal	Corporate	Total
Third Quarter Ended, December 30, 2005
Revenues	$ 2,354.3	$ 1,222.7		$ 3,577.0
Earnings (loss) before special items, interest and taxes	168.5	89.6	$ (6.7)	251.4

Third Quarter Ended, December 31, 2004
Revenues	2,344.8	1,143.8		3,488.6
Earnings (loss) before special items, interest and taxes	162.8	64.4	(7.8)	219.4

	Global Commercial	U.S. Federal	Corporate	Total
Nine Months Ended, December 30, 2005
Revenues	$ 7,044.4	$ 3,687.7		$10,732.1
Earnings (loss) before special items, interest and taxes	404.6	263.7	$ (22.5)	645.8

Nine Months Ended, December 31, 2004
Revenues	6,710.0	3,470.1		10,180.1
Earnings (loss) before special items, interest and taxes	378.3	225.2	(20.8)	582.7

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Third Quarter Ended		Nine Months Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 30, 2005	Dec. 31, 2004
Earnings before special items, interest and taxes	$ 251.4	$ 219.4	$ 645.8	$ 582.7
Interest expense	(24.6)	(40.2)	(74.6)	(119.6)
Interest income	13.8	3.9	28.1	8.3
Special items			(52.0)
Income before taxes	$ 240.6 =====	$ 183.1 =====	$ 547.3 =====	$ 471.4 =====

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

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended December 30, 2005 is as follows (in millions):

	Global Commercial	U.S. Federal	Total
Balance as of April 1, 2005	$ 1,793.5	$ 549.9	$ 2,343.4
Additions	17.2		17.2
Foreign currency translation	(67.4)		(67.4)
Balance as of December 30, 2005	$ 1,743.3 ========	$ 549.9 =======	$ 2,293.2 =======

The Global Commercial additions to goodwill relate to the acquisition of 26.9% of CSA Holdings Ltd. This addition to goodwill is not deductible for tax purposes. See Note 12 - Acquisitions for further details. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortizable intangible assets as of December 30, 2005 and April 1, 2005 is as follows (in millions):

	December 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$ 1,158.2	$ 699.5	$ 458.7
Outsourcing contract costs	2,221.1	1,059.9	1,161.2
Other intangible assets	172.2	92.6	79.6
Total intangible assets	$ 3,551.5 ========	$ 1,852.0 ========	$ 1,699.5 =======

	April 1, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$ 1,100.6	$ 639.3	$ 461.3
Outsourcing contract costs	2,223.1	943.5	1,279.6
Other intangible assets	170.4	83.0	87.4
Total intangible assets	$ 3,494.1 ========	$ 1,665.8 =======	$ 1,828.3 ========

Note 10 - Goodwill and Other Intangible Assets (Continued)

Amortization expense related to intangible assets was $110.5 million and $102.6 million for the three months and $324.1 million and $291.5 million for the nine months ended December 30, 2005 and December 31, 2004, respectively. During the second quarter ended September 30, 2005 the Company recorded a $49.4 million write down of outsourcing contract costs related to the Nortel contract. See Note 11 - Special Items for further details. Estimated amortization expense related to intangible assets as of April 1, 2005 for each of the subsequent five fiscal years, fiscal 2006 through fiscal 2010, adjusted for the Nortel impairment charge, is as follows (in millions): $425, $332, $267, $237, and $170.

Note 11 - Special Items

No special items were recorded for the third quarter ended December 30, 2005 and December 31, 2004 and nine months ended December 31, 2004. During the second quarter ended September 30, 2005, Nortel Networks (Nortel) notified the Company of Nortel's intent to terminate, effective February 28, 2006, the Company's services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result, during the second quarter ended September 30, 2005, a non-cash special item of $52.0 million ($33.1 million after tax) or 18 cents per share (diluted) was recorded. The non-cash charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value. If the Company is unable to redeploy or sell the assets at an amount at least equal to their estimated fair value the Company may need to record additional impairment charges during the remainder of fiscal 2006. The Company expects to record an additional charge in the fourth quarter upon finalization of the termination agreement. As disclosed in the Company's fiscal 2006 first quarter Form 10-Q, the Company does not expect the total charge, including severance costs, to exceed $80 million. The Nortel contract is included in the Global Commercial reporting segment. The Company has made progress in its discussions with Nortel and expects all issues will be resolved by the end of the fourth quarter of fiscal 2006.

Note 12 - Acquisitions

During the third quarter ended December 30, 2005 the Company finalized a scheme of arrangement to acquire the 26.9% of CSA Holdings Ltd (CSAH) not owned by the Company's wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). The arrangement allows for better integration of similar businesses between CSAH and CSC's other operations. The purchase price of the remaining interest was 75.5 million Singapore dollars of which 74.4 million Singapore dollars (approximately $44 million in cash) was paid in the third quarter of fiscal 2006 and the remainder consisted of transaction fees. The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAH's results of operations have been included with the Company's from the date of acquisition, October 17, 2005. Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company's previous majority ownership. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior period as the amounts were immaterial to the financial statements as a whole.

During the third quarter the Company resolved certain preacquisition contingent liabilities related to the DynCorp acquisition. As a result approximately $4.5 million of preacquisition liabilities were reversed during the third quarter and recorded as a reduction of cost of services in the consolidated statements of income.

Note 12 - Acquisitions (Continued)

As a result of the DynCorp acquisition, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of December 30, 2005, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table (in millions):

	Acquisition Integration Liabilities	Paid as of Dec. 30, 2005	Balance Remaining at Dec. 30, 2005
Severance payments	$ 7.1	$ 7.0	$ .1
Facility consolidations	63.1	42.0	21.1
Other	6.1	3.4	2.7
	$ 76.3 =====	$ 52.4 =====	$ 23.9 =====

Note 13 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its foreign business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $563.8 million of such working capital lines; however, as of December 30, 2005, the amount of the maximum potential payment is $102.7 million, the amount of the related outstanding subsidiary debt. The $102.7 million outstanding debt is reflected in the Company's consolidated financial statements.

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

During the second quarter of fiscal 2006, Nortel Networks (Nortel) notified the Company of Nortel's intent to terminate, effective February 28, 2006, the Company's services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result of this change the Company recorded a non-cash impairment charge during the second quarter of fiscal 2006. See Note 11 - Special Items. If the Company is unable to redeploy or sell the assets at an amount at least equal to their estimated fair value the Company may need to record additional impairment charges during the remainder of fiscal 2006. As disclosed in the Company's fiscal 2006 first quarter Form 10-Q, the total charge, including severance costs, is not expected to exceed $80 million. The Company has made progress in its discussions with Nortel and expects all issues will be resolved by the end of the fourth quarter.

Note 13 - Commitments and Contingencies (Continued)

In the ordinary course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. This action was officially served upon the Company on November 11, 2005. The Company intends to defend itself vigorously against the allegations.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears) and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal, mediation and arbitration proceedings during fiscal 2007. As of December 30, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has submitted Requests for Equitable Adjustments (REAs) totaling $529 million on two U.S. Federal contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged the need for CSC to provide critical on-going operational support. We expect the resolution of these contract matters within the next fiscal year, resulting in the recovery of all deferred costs.

Note 13 - Commitments and Contingencies (Continued)

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

Note 14 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows (in millions):

	Third Quarter Ended
	December 30, 2005		December 31, 2004
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ 29.6	$ 16.5	$ 23.9	$ 19.1
Interest cost	25.6	19.9	21.2	18.8
Expected return on assets	(28.1)	(21.3)	(22.7)	(19.1)
Amortization of transition obligation		.3		.3
Amortization of prior service cost	.8	.1	1.3	.2
Amortization of unrecognized net loss	5.9	3.7	4.2	2.7
Net periodic pension cost	$ 33.8 =====	$ 19.2 =====	$ 27.9 ======	$ 22.0 ======

	Nine Months Ended
	December 30, 2005		December 31, 2004
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ 88.8	$ 60.4	$ 74.4	$ 54.8
Interest cost	76.8	64.3	67.2	55.2
Expected return on assets	(84.3)	(68.8)	(72.1)	(56.1)
Amortization of transition obligation		.9		.9
Amortization of prior service cost	2.4	.3	3.2	.4
Amortization of unrecognized net loss	17.7	11.9	12.1	8.0
Net periodic pension cost	$ 101.4 =====	$ 69.0 =====	$ 84.8 ======	$ 63.2 ======

Note 14 - Pension and Other Benefit Plans (Continued)
	Third Quarter Ended
	December 30, 2005		December 31, 2004
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ .4	$ .1	$ .3	$ .1
Interest cost	1.7	.2	1.8	.1
Expected return on assets	(1.6)		(1.3)
Amortization of transition obligation	.4		.4
Amortization of prior service cost	.2		.2
Amortization of unrecognized net loss	.1		.1
Net provision for postretirement benefits	$ 1.2 ====	$ .3 =====	$ 1.5 =====	$ .2 ====

	Nine Months Ended
	December 30, 2005		December 31, 2004
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$ 1.2	$ .3	$ 1.0	$ .3
Interest cost	5.3	.6	5.5	.3
Expected return on assets	(4.8)		(3.9)
Amortization of transition obligation	1.2		1.2
Amortization of prior service cost	.6		.6
Amortization of unrecognized net loss	.3		.5
Net provision for postretirement benefits	$ 3.8 =====	$ .9 =====	$ 4.9 =====	$ .6 ====

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

As previously disclosed in footnote 10 of the Company's Annual Report on Form 10-K for the year ended April 1, 2005, the Company expects to contribute $230 million to its defined benefit pension plans during fiscal 2006. During the first nine months of fiscal 2006 the Company contributed $175 million to its defined benefit pension plans.

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

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143." This interpretation clarifies use of the term conditional asset retirement obligation in SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The magnitude of the impact of adopting this statement is still being determined.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2006 versus
Third Quarter and First Nine Months of Fiscal 2005

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 1, 2005. The following discusses the Company's results of operations and financial condition as of and for the three and nine months ended December 30, 2005 and the comparable periods for the prior fiscal year.

During the first quarter of fiscal 2006, the Company exchanged its Health Plan Solutions (HPS) unit for outstanding shares of Company stock. HPS results prior to the sale are reported as discontinued operations, as are the results of prior periods. Discontinued operations for the three and nine months ended December 30, 2005 also includes the international and other select operations of DynCorp, which was sold during the fourth quarter of fiscal 2005. Accordingly, revenues and expenses as reported exclude the results of these operations. All references to results of operations are to continuing operations unless stated otherwise.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin by the investment base turnover. The profit margin used is profit before special items and interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended April 1, 2005.

Third Quarter Overview

Key highlights of the third quarter and year-to-date include:

  Third quarter revenues rose 2.5%, approximately 4.8% before currency fluctuations.

  Nine months year-to-date revenue increased 5.4%, approximately 5.6% on a constant currency basis.

  Income from continuing operations, after special charges, increased 27.9% for the third quarter and increased 13.2% year-to-date. The non-cash after tax special charge of $33.1 million recognized for the second quarter adversely impacted income from continuing operations compared to the prior nine months year-to-date by 10.0%. Absent the charge, the increase would have been 23.2% for the nine months year-to-date.

  Diluted earnings per share from continuing operations, after non-cash special charges, increased 31.3% and 15.0% for the third quarter and nine months year-to-date, respectively. The non-cash special charge of $0.18 per share adversely impacted the nine months year-to-date earnings per share compared to the prior year period by 10.4 percentage points.

  Contract awards of $3.1 billion and $9.3 billion were announced for the quarter and year-to-date, respectively.

  Cash flows from operating activities generated $806.4 million for the first nine months of fiscal 2006 versus $960.1 million for the first nine months of fiscal 2005. Cash used for investing activities was $900.8 million for the first nine months of fiscal 2006 versus $1,096.5 million for the fiscal 2005 comparable period and the free cash flow deficit was $50.8 million for the first nine months of fiscal 2006 versus break even free cash flow for the first nine months of fiscal 2005. (1)

  DSO of 94 days was one day improved on a sequential quarter-over-quarter basis for the third quarter versus the second quarter of fiscal 2006, and flat to the prior year third quarter level.

  Debt-to-total capitalization ratio at quarter-end increased to 18.1% from 17.6% at fiscal 2005 year-end.

  ROI for the last twelve months ended December 30, 2005 was approximately 8.6%, up from 8.2% for the twelve months ended December 31, 2004.

The Company's announced new business awards of $3.1 billion for the third fiscal quarter included the following significant awards:

Global Commercial

  BAE Systems ($1.9 billion)

  MBDA Missile Systems ($100 million)

U.S. Federal

  Missile Defense Agency ($243 million)

  U.S. Department of the Treasury ($150 million)

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

(1)  The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principles
   (GAAP) financial measure:

	Nine Months Ended
(In millions)	Dec. 30, 2005	Dec. 31, 2004
Free cash flow	$ (50.8)	$ .4
Net cash used in investing activities	900.8	1,096.5
Acquisition, net of cash acquired	(44.1)	(20.5)
Dispositions	.5	31.3
Increase in available-for-sale securities (See Note 1 - Basis of Presentation)		(147.6)
Net cash provided by operating activities	$ 806.4 ========	$ 960.1 =======

Revenue growth was achieved for the third quarter of fiscal 2006 in both the U.S. Federal segment and the Global Commercial segment. U.S. Federal growth was driven by increased volumes on certain Department of Defense contracts. Global Commercial revenue growth benefited from broad growth in U.S. businesses, including consulting and systems integration, outsourcing, and software license sales. Commercial growth also benefited from increases in Australia and Asia, and, before the adverse impact of currency fluctuation, growth in Europe.

ROI for the twelve months ended December 30, 2005 was 8.6%. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the nine months year-to-date of fiscal 2006 versus nine months year-to-date of fiscal 2005 resulted from a decrease in accounts payable and accruals and a smaller increase in deferred income and income taxes payable, significantly offset by a smaller increase in accounts receivable as well as higher earnings and non-cash expenses. Comparatively lower outflows of cash for investing activities in fiscal 2006 were primarily driven by purchases of short-term investments during fiscal 2005.

Results of Operations

Revenues

	Third Quarter
(Dollars in millions)	2006	2005	Change	Percent
U.S. Commercial	$ 998.3	$ 965.6	$ 32.7	3.4%
Europe	1,021.1	1,069.9	(48.8)	(4.6)
Other International	334.9	309.3	25.6	8.3
Global Commercial segment	2,354.3	2,344.8	9.5	.4
U.S. Federal segment	1,222.7	1,143.8	78.9	6.9
Total	$ 3,577.0 ========	$ 3,488.6 ========	$ 88.4 ======	2.5

	Nine Months Year-to-Date
(Dollars in millions)	2006	2005	Change	Percent
U.S. Commercial	$ 3,011.1	$ 2,753.9	$ 257.2	9.3%
Europe	3,041.8	3,044.9	(3.1)	(.1)
Other International	991.5	911.2	80.3	8.8
Global Commercial segment	7,044.4	6,710.0	334.4	5.0
U.S. Federal segment	3,687.7	3,470.1	217.6	6.3
Total	$ 10,732.1 ========	$ 10,180.1 =======	$ 552.0 ======	5.4

The approximate impact of currency fluctuations on the percent change in revenues for the third quarter and nine months year-to-date of fiscal 2006 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Third Quarter
U.S. Commercial	3.4%		3.4%
Europe	2.8	(7.4) %	(4.6)
Other International	8.7	(.4)	8.3
Global Commercial segment	3.8	(3.4)	.4
U.S. Federal segment	6.9		6.9
Total	4.8	(2.3)	2.5

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Nine Months Year-to-Date
U.S. Commercial	9.3%		9.3%
Europe	1.6	(1.7) %	(.1)
Other International	4.9	3.9	8.8
Global Commercial segment	5.2	(.2)	5.0
U.S. Federal segment	6.3		6.3
Total	5.6	(.2)	5.4

Global Commercial

Growth in the Company's commercial revenues for the third quarter compared to the prior year period was contributed by United States, Australia, and Asia operations, as well as, on a constant currency basis, European operations. U.S. growth was driven in part by consulting and systems integration activities, where average headcount, utilization and billing rates were higher than in the prior year period, and an increase in software license sales. Significant outsourcing contracts won during fiscal 2005 accounted for approximately $56 million of the third quarter fiscal 2006 growth and $458 million of the nine months year-to-date revenue growth. The Company announced approximately $2.0 billion and $4.6 billion in new Global Commercial business awards during the third quarter and nine months year-to-date of fiscal 2006, respectively.

Revenue growth for the U.S. Commercial operations during the third quarter and nine months year-to-date benefited from new and existing outsourcing contracts. New contracts contributing to growth included Ascension Health, Textron, and Sun Microsystems, which combined for $56 million and $212 million respectively, of revenue growth. Also contributing to revenue growth for the nine months year-to-date were outsourcing contracts commenced during fiscal 2005 including Zurich Financial Services and Aon. These gains for the quarter and nine months as well as growth in U.S. consulting and systems integration activities were partially offset by a contract termination and lower volumes on certain existing outsourcing engagements including DuPont, Nortel, and AT&T. Other international revenue growth for the quarter and nine months was driven primarily by increases at existing regional infrastructure outsourcing contracts and a recruitment business operated in Australia.

The 4.6% decrease in European revenue for the quarter was caused by foreign currency fluctuations. In constant currency, revenue increased 2.8%, due to a combination of increased scope and volume on existing outsourcing contracts as well as output-based revenues on the U.K. National Health Service engagement. For the nine months, constant currency growth in European revenue primarily resulted from the Zurich Financial Services engagement, partially offset by reduced volumes on other engagements.

U.S. Federal

The Company's U.S. Federal revenues were generated from the following sources:

	Third Quarter
(Dollars in millions)	2006	2005	Change	Percent

Department of Defense	$ 820.1	$ 732.2	$ 87.9	12.0%
Civil agencies	366.3	378.9	(12.6)	(3.3)
Other (1)	36.3	32.7	3.6	11.0
Total U.S. Federal	$ 1,222.7 =======	$ 1,143.8 =======	$ 78.9 ======	6.9

	Nine Months Year-to-Date
(Dollars in millions)	2006	2005	Change	Percent

Department of Defense	$ 2,449.4	$ 2,154.5	$ 294.9	13.7%
Civil agencies	1,126.4	1,201.5	(75.1)	(6.3)
Other (1)	111.9	114.1	(2.2)	(1.9)
Total U.S. Federal	$ 3,687.7 =======	$ 3,470.1 ========	$ 217.6 ======	6.3

(1) Other revenues consist of state, local and foreign government as well as commercial contracts performed by the U.S. Federal reporting segment.

Federal revenue increases of 6.9% and 6.3% for the third quarter and nine months, respectively, resulted from growth on Department of Defense (DoD) contracts, offsetting contract completions and volume reductions, particularly on Civil and Other Federal engagements.

For the quarter, Department of Defense growth contributors included increased scope and new tasking on logistics support for the U.S. Army and other DoD customers, additional tasking for engineering services in support of the U.S. Navy and a program begun during fiscal 2005 to provide I/T infrastructure support to the U.S. Strategic Command.

Civil agencies revenue declined for the quarter primarily as the result of lower volume on the IRS Prime contract.

Revenue trends within Department of Defense and Civil agency operations for the nine months were similar to those for the quarter.

The Company announced approximately $1.1 billion and $4.7 billion in new U.S. Federal awards during the third quarter and nine months year-to-date of fiscal 2006, respectively.

CSC noted in the second quarter Form 10-Q the anticipated partial payment of $100 million and the recognition of $200 million of U.S. Federal revenue before the end of fiscal 2006 for modification of a significant contract. The Company now does not expect either partial payment or revenue recognition to occur during fiscal 2006 for the modification and the current status, detailed below, updates such previous expectation.

The Company has submitted Requests for Equitable Adjustments (REAs) totaling $529 million on two U.S. Federal contracts. CSC has requested payment for certain out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged the need for CSC to provide critical on-going operational support. We expect successful comprehensive solutions next fiscal year for both contracts, including recovery of deferred costs.

Costs and Expenses

The Company's costs and expenses were as follows:

	Third Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2006	2005	2006	2005

Cost of services	$ 2,850.0	$ 2,803.9	79.7%	80.4%	(.7)
Selling, general & administrative	207.7	198.0	5.8	5.7	.1
Depreciation and amortization	267.9	267.3	7.5	7.7	(.2)
Interest expense, net	10.8	36.3	.3	1.0	(.7)
Total	$ 3,336.4 =======	$ 3,305.5 ======	93.3% ======	94.8% ======	(1.5) =====

	Nine Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2006	2005	2006	2005

Cost of services	$ 8,653.4	$ 8,220.3	80.6%	80.7%	(.1)
Selling, general & administrative	620.6	598.0	5.8	5.9	(.1)
Depreciation and amortization	812.3	779.1	7.6	7.7	(.1)
Interest expense, net	46.5	111.3	.4	1.1	(.7)
Special items	52.0		.5		.5
Total	$10,184.8 =======	$ 9,708.7 ======	94.9% ======	95.4% =====	(.5) ====

Comparing the third quarter and nine months year-to-date of fiscal 2006 and 2005, total costs and expenses decreased as a percentage of revenue. The improvement was driven primarily by lower cost of services and net interest expense ratios. For the nine months, the improvement was partially offset by special items.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 2.3 and .2 percentage points for the quarter and nine months year-to-date, respectively, on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and may be exposed to additional margin fluctuations.

Cost of Services

Cost of services (COS) as a percentage of revenue of 79.7% was .7% lower for the third quarter of fiscal 2006 compared to fiscal 2005. The improvement was in the U.S. Federal segment, led, in approximately equal measure, by cost containment on a significant outsourcing contract, recognition during the prior year period of costs for which recoverability had not yet been determined to be probable, successful claim of certain restructuring costs, adjustment of certain preacquisition liabilities, and other factors including improved cost-to-bill ratios and award fees.

Within the Global Commercial segment, the favorable comparison impact of recognition in the prior year period of an $11.7 million charge related to facilities consolidation was offset by an increased cost of services ratio elsewhere, primarily in Australia operations and U.S. outsourcing operations. The Australia ratio increase was driven largely by the unfavorable mix impact of growth in a recruitment business, which has a higher costs of services ratio than other areas of operation, though lower ratios for other costs as well as lower capital requirements. The U.S. outsourcing ratio increase is driven by costs on certain terminating engagements as well as higher costs on certain early-stage contracts.

Cost of services decreased by .1% to 80.6% for the nine months ended December 30, 2005 versus the comparable period for fiscal 2005. Factors largely offsetting within the ratio movement include those described above for the quarter, improvements in U.K. outsourcing operations, somewhat higher ratios in European consulting and systems integration operations, and the favorable mix impact of growth in outsourcing operations, where the cost of services ratio is lower than the Company composite.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .1% to 5.8% for the third quarter of fiscal 2006, though this ratio decreased by .1% to 5.8% for the nine months year-to-date of fiscal 2006. The quarter's increase was driven by U.S. Federal segment and European operations as the result of higher proposal costs and other program spending. These factors were offset somewhat by improved ratios for Australia and Asia operations. The decrease in the year-to-date ratio was driven by U.S. outsourcing, attributable to leveraging of management and support activities over a larger business, and the Australia and Asia improvements.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue is essentially unchanged for the third quarter and first nine months of fiscal 2006 compared to the prior year periods. For the quarter, the slight improvement came from the U.S. Federal segment, driven by revenue growth on less capital-intensive contracts. Within the Global Commercial segment, a decrease in the U.S. outsourcing ratio, as a result of growth in low capital-intensity applications outsourcing, was offset by an increased ratio for European operations, due to the capital requirements of recently awarded outsourcing contracts. The year-to-date D&A trends were similar to those for the quarter, plus the impact of a ratio increase in Asia due to capital requirements within outsourcing operations.

Interest Expense, Net

Net interest expense decreased approximately $25.5 million compared to the third quarter of fiscal 2005, a decrease in the ratio of net interest expense to revenue of .7% from 1.0% to .3%. The decrease was the result of significantly lower average interest bearing debt balances, driven by the Company's retirement of $1 billion of term debt during March 2005. Also contributing was dividend income of approximately $10.0 million recorded for the preferred stock CSC holds in the acquirer of our DynCorp International (DI) operations during fiscal 2005. Year-to-date improvement is driven by the lower interest expense and dividends on the preferred stock.

Special Items

As noted in Note 11 - Special Items, the Company reported a $52 million ($33.1 million net of taxes) or $0.18 per share impairment charge in the second quarter of fiscal 2006 to write down certain outsourcing contract and equipment costs. The Company expects to record an additional charge in the fourth quarter; however, as noted in Note 11, the Company does not expect the total charges to exceed $80 million.

Taxes

The provisions for income taxes for fiscal 2006 and 2005 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The Company's effective tax rates before special items approximate 31.4% and 32.2% for the three and the nine months ended December 30, 2005, respectively, compared to 29.5% and 30.0% for the comparable periods in fiscal 2005. The increase in effective tax rate before special items is primarily the result of increased profits before special items and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits.

Discontinued Operations

During the three months ended December 30, 2005 an agreement on the working capital adjustment to the purchase price was finalized between CSC and the buyer of DI. As a result, the Company received $65.5 million par value preferred stock and recorded an additional $38.4 million gain, net of taxes of $20.7 million, on the sale of DI. The preferred stock was subject to a valuation allowance.

Income from the discontinued operations for the three and nine months ended December 30, 2005 was insignificant. Income from discontinued operations of $28.4 million for the three months ended December 31, 2004 was composed of $4.0 million from the HPS' operations and $24.4 million from DynCorp International's operations. For the nine months ended December 31, 2004 income from discontinued operations was composed of $8.3 million from HPS' operations and $60.3 million from DI's operations. The HPS exchange occurred during April 2005 and DI was disposed of during February 2005. HPS' activities were previously included in the Global Commercial reporting segment and DI's operations were included in the U.S. Federal reporting segment. CSC recorded a gain of $22.9 million from the HPS exchange transaction during the first quarter of fiscal 2006.

Earnings per Share

Earnings per share from continuing operations increased $0.21 to $0.88 and $0.26 to $1.99 for the three and nine months ended December 30, 2005, respectively. Earnings per share from continuing operations for the nine months ended December 30, 2005 were adversely impacted by special charges of $0.18 per share, and were favorably impacted by a decline in the share base of 5.0 million and 4.0 million for the three and nine months ended December 30, 2005, respectively. This decline in the share base was driven primarily by the Company's acquisition of 7.13 million treasury shares in the HPS exchange which reduced weighted average shares outstanding by 7.13 million and 6.73 million for the three and nine months ended December 30, 2005, respectively. This reduction was partially offset by option exercises during the past twelve months. Common stock equivalents declined slightly on a year over year basis.

Financial Condition

Cash Flows

The Company's cash flows were as follows:

	Nine Months Year-to-Date
(In millions)	Fiscal 2006	Fiscal 2005

Net cash from operations	$ 806.4	$ 960.1
Net cash used in investing	(900.8)	(1,096.5)
Net cash (used in) provided by financing	(141.7)	120.5
Effect of exchange rate changes on cash and cash equivalents	(1.0)	12.2
Net decrease in cash and cash equivalents	(237.1)	(3.7)
Cash and cash equivalents at beginning of year	1,010.3	562.8
Cash and cash equivalents at quarter end	$ 773.2 =======	$ 559.1 =======

Net cash provided by operations of $806.4 million for the first nine months of fiscal 2006 declined compared to net cash provided by operations in the year-earlier period of $960.1 million driven by decreases in accounts payable and accruals and smaller increases in deferred revenue and taxes payable. Smaller increases in accounts receivable and prepaid expenses as well as an increase in net income and higher levels of non-cash expenses partially offset these factors. The Company's operating cash flow and DSO performance is affected by revenue recognition on long-term fixed-priced contracts which result in unbilled receivable balances (See Critical Accounting Estimates, Note 1 - Summary of Significant Accounting Policies, and Note 8 - Receivables, in the Company's Annual Report on Form 10-K for the year ended April 1, 2005). Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

Net cash outflow from investing activities decreased for the first nine months of fiscal 2006 as compared to fiscal 2005. The prior year period included $147.6 million of net purchases of auction rate securities which were classified as available for sale securities. Also, investments in outsourcing assets declined due to a somewhat lower level of early-stage engagements and lower capital-requirement levels for those engagements. Dispositions represents the proceeds from the sales of certain operating lines. Other investing cash flows include the proceeds from the sale of property, plant and equipment. Prior period amounts have been revised to conform to current period presentation.

The use of cash in financing activities for the first nine months of fiscal 2006 is primarily for the acquisition of treasury stock as the result of the exchange of the Company's HPS unit. This outflow was partially offset by exercise of employee stock options. Cash provided by financing activities in the prior year period is the result of the exercise of employee stock options.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $773.2 million at December 30, 2005 and $1,010.3 million at April 1, 2005. Equity increased by $13.6 million during the nine months ended December 30, 2005, with the impact of year-to-date net income of $434.6 million largely offset by the exchange of the Company's HPS business for approximately 7.13 million CSC common shares and adverse movement in the Company's foreign currency translation adjustment. The HPS exchange, which was completed on April 29, 2005, included $224.6 million of cash held by the HPS business at the time of the exchange.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility. As of December 30, 2005 the Company's total liquidity was approximately $1,473 million which included cash and cash equivalents and marketable securities of $773.2 million and availability under the syndicated backstop credit facility of $700 million. As of December 30, 2005 the Company had no commercial paper outstanding.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of April 1, 2005, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 30, 2005, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 30, 2005 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended December 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensee's insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs. This action was officially served upon the Company on November 11, 2005. The Company intends to defend itself vigorously against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that some defendants have sought to remove this case to federal court and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute is expected to be resolved pursuant to legal, mediation and arbitration proceedings during fiscal 2007. As of December 30, 2005, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $38 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  None

  None

  Purchase of Equity Securities

The following table provides information on a monthly basis for the quarter ending December 30, 2005 with respect to the Company's purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2005 to October 28, 2005
October 29, 2005 to November 25, 2005
November 26, 2005 to December 30, 2005	519	$49.18

(1) The Company accepted 519 shares of its common stock in the third quarter ended December 30, 2005 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

3.3	Bylaws, amended and restated effective August 1, 2005 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.1	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement for employees* (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.6	Form of Restricted Stock Agreements for employees (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Unit Agreements for employees*

10.8	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.9	Form FY2006 Annual Management Incentive Plan 1 Worksheet* (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.10	Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.11	Deferred Compensation Plan, amended and restated effective January 1, 2005* (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated December 6, 2005)

10.12

Severance Plan for Senior Management and Key Employees, amended and restated effective January 1, 2005* (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated December 6, 2005)

10.13

Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.14	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.15

Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.16

Amendment No. 2 to Employment Agreement with Van B. Honeycutt, effective December 5, 2005* (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.17	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.18	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.19	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.20	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.21	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.22

Rights Agreement dated February 18, 1998, as amended and restated effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2005)

10.23

Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

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

COMPUTER SCIENCES CORPORATION

Date: February 8, 2006	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
Chief Accounting Officer