Form 10-K
period 2006-03-31
COMPUTER SCIENCES CORP
filed 2006-06-01
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,725,000,000.

There were 187,814,080 shares of the Registrant’s common stock outstanding as of May 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006, are incorporated by reference into Part III hereof.

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

The Company also licenses sophisticated software systems for the financial services markets and provides a broad array of end-to-end e-business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by combining business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

CSC does not have exclusive agreements with hardware or software providers and believes this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

CSC provides its services to clients in Global Commercial industries and to the U.S. federal government. Segment and geographic information is included in Note 14 to the Company’s consolidated financial statements for the year ended March 31, 2006.

In the Global Commercial market sector, CSC’s service offerings are delivered to clients in a wide array of industries including aerospace/defense, automotive, chemical and energy, consumer goods, financial services, healthcare, manufacturing, retail/distribution, telecommunications, and utilities. The Company’s Global Commercial market sector also includes U.S. state and local and foreign government clients.

The Company has provided I/T services to the U.S. federal government since 1961, is a leading federal contractor and is one of its top I/T service providers. CSC serves a broad federal customer base, including most civil departments and branches of the military, as well as the Department of Homeland Security. The Company provides a broad spectrum of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region, including India.

During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2006	2005	2004
U.S. Commercial	28%	27%	27%
Europe	28	31	27
Other International	9	9	9

Global Commercial	65	67	63
U.S. Federal Government	35	33	37

Total Revenues	100%	100%	100%

Fiscal 2006 Overview

During fiscal 2006, CSC announced awards valued at approximately $12.1 billion, including $5.0 billion of Global Commercial awards and $7.1 billion with the U.S. federal government. These multi-year awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. Federal activities.

As mentioned in last year’s Form 10-K, during April 2005 CSC exchanged the Company’s Health Plans Solutions (HPS) operations along with cash for CSC common shares. The HPS business is reported as a discontinued operation. For further discussion, please see Note 2 to the consolidated financial statements.

During October 2005 CSC Computer Sciences Corporation International Inc., a wholly owned subsidiary of the Company acquired the remaining interest in Singapore based CSA Holdings Ltd (CSAH). Privatizing CSAH will allow further integration of similar businesses and resources into CSC, resulting in enhanced efficiency and competitiveness through a streamlined cost structure.

During April 2006, the Company announced implementation of a restructuring program expected to positively impact future cash flow and earnings, enhancing shareholder value. The program is designed to streamline CSC’s global operations and increase the use of lower cost resources, and involves workforce reductions during fiscal 2007 and 2008 to address excess capacity in certain geographies. For further discussion, please see Note 16 to the consolidated financial statements.

Global Commercial Market Highlights

Within the Global Commercial market, there were several significant awards to CSC during fiscal 2006. Many of the Company’s awards were extensions and / or expansions of existing relationships, a clear indication of customer satisfaction.

CSC’s largest commercial award during fiscal 2006 was the 7 year and 7 months, $1.9 billion I/T outsourcing services contract extension with DuPont. The agreement further bolsters this long-standing relationship dating back to 1997 when the Company was awarded a 10 year, $4 billion global I/T outsourcing contract—among the Company’s largest I/T services arrangements. CSC will now deliver information systems, technology infrastructure and applications services to DuPont in more than 40 countries through 2014.

The Company extended its relationship with BAE Systems, a transatlantic defense and aerospace company, through a 5 year, $1.9 billion I/T outsourcing services contract. CSC’s relationship with BAE Systems dates back to 1994 when the two companies entered into a $1.5 billion, 10 year contract in the UK, which was then one of the largest commercial I/T outsourcing contracts awarded to a single supplier in Europe. Under the new agreement, CSC will continue to manage a full range of I/T services in more than 117 BAE locations in the UK and North America.

Following a 7 year and 3 month, $1.6 billion contract extension last fiscal year, the Company again expanded and extended its relationship with General Dynamics through four I/T outsourcing services agreements collectively valued at $260 million. The contracts bring an additional General Dynamics business unit into scope and extend services for three other business units through 2012.

Schroders, a global asset management company, and CSC renewed their I/T outsourcing arrangement. The new $235 million, 7 years and 10 months agreement supersedes the previous 7 year contract awarded to the Company in 2001, with CSC providing midrange, desktop, networks and applications services.

CSC signed a $135 million, 5 year agreement with British Nuclear Group, a business organization within British Nuclear Fuels, the UK’s leading nuclear technology specialist. The arrangement supersedes a previous contract awarded to the Company in 2000, and calls for CSC to manage I/T operations in the UK and to play a significant role in major business change projects implemented by British Nuclear Group.

CSC and Telkom South Africa entered into a 5 year network outsourcing contract with Old Mutual and Nedbank. Old Mutual is the largest financial services group in South Africa and has a majority ownership stake in Nedbank, one of the largest banking groups in South Africa. The Company’s share of the $275 million agreement is estimated to be $125 million, and is incremental to an I/T outsourcing agreement CSC signed with Old Mutual in 1999. Under the terms of the new agreement, the Company will manage and operate networking services including creating a single shared data and voice network.

U.S. Federal Government Market Highlights

There were several significant awards to CSC during fiscal 2006 from the U.S. federal government.

The Company’s largest U.S. federal government award during the fiscal year was the Army Strategic Services Sourcing contract. CSC is one of seven companies selected to provide a comprehensive range of engineering, logistics and business operations services to the U.S. Army Communications-Electronics Life Cycle Management Command under the $19.25 billion arrangement. The Company’s portion of the agreement is estimated to be $1.5 billion for a 5 year base period and one 5 year option.

As part of the MemberHealth Inc. team, CSC was awarded a $384 million, 8 year contract by the Centers for Medicare and Medicaid Services to establish a national prescription drug benefit plan called Community Care Rx in accordance with the Medicare Modernization Act, Part D. The agreement is incremental to the 2004 Drug Discount Card pilot program, and calls for the Company to provide enrollment processing, financial management, call center operations, and compliance management and reporting services.

The U.S. Air Force’s 45th Space Wing selected a CSC-led joint venture for a 10 year and 5 months, $335 million (if all options are exercised) contract. Under the terms of the agreement, the CSC team will deliver space command operations, maintenance and engineering support to critical launch, spacecraft and ordnance facilities and support systems for unmanned space vehicle launches.

The Company signed a $307 million, 10 year (if all options are exercised) arrangement for CSC to provide maintenance and operation services to the U.S. Air Force Air Education Training Command. Under the terms of the award, the Company will deliver base operating support services, including facilities operation and maintenance; receiving, inventorying and distribution of supplies; fuels management; weather forecasting and reporting; and housing and personnel management to the 81st Training Wing at Keesler Air Force Base.

The Department of Defense’s Missile Defense Agency (MDA) awarded the Company a 2 year and 3 months, $243 million (if all options are exercised) contract to continue providing scientific, engineering and technical services. This agreement is incremental to a 3 year contract signed with the MDA in 2002, and calls for the Company to provide program, acquisition and business management; systems engineering; testing and evaluation; program protection; operational status reporting; and site activation.

The National Aeronautics and Space Administration (NASA) Shared Services Center (NSSC) at Stennis Space Center awarded CSC a 10 year, $230 million (if all options are exercised) agreement to provide administrative, financial, human resources and procurement support services. The NSSC is an alliance between CSC, NASA, the states of Mississippi and Louisiana and other team members.

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

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility or a combination of these factors. In the opinion of the Company’s management, CSC is positioned to compete effectively in the Global Commercial and U.S. federal government markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of I/T and professional services it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of March 31, 2006 employed approximately 79,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

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

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A. Risk Factors.

Forward-looking statements in this Annual Report speak only as of the date of this Annual Report, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents. CSC does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

Item 1A. Risk Factors

Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factors, as well as other variables, and should not be relied upon to project future period results.

1.	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for information technology outsourcing, business process outsourcing and consulting and systems integration services.

Economic and political uncertainty adversely impact our customers’ demand for our services. A general economic downturn may adversely impact our customers’ demand for consulting and systems integration services at a point in time when demand for such services in North America has begun to recover after a period of decline followed by limited demand. Our federal government segment generated approximately 34.6% of our revenue for fiscal 2006. While the pipeline for government projects continues to be robust, the increasing budget deficit, the cost of rebuilding infrastructure as a result of natural disasters and the cost of reconstruction in Iraq may reduce the federal government’s demand for information technology projects adversely impacting our federal government segment and our business.

2.	Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges our results of operations and cash flows will be materially and adversely affected.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet the current and prospective customers’ needs are critical to our success. The markets in which we compete are highly competitive. Our competitors may develop solutions or services which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in consulting and systems integration and technology outsourcing markets will impact our future revenue growth and earnings.

3.	Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets our results of operations will be materially and adversely affected.

Our competitors are large, technically competent and well capitalized companies. As a result, the markets which we serve are highly competitive. This competition places downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result we may not be able to maintain our current operating margins for technology outsourcing contracts, extended or renewed in the future.

Any reductions in margins will require that we effectively manage our cost structure. If we fail to effectively manage our cost structure during periods with declining margins our results of operations will be adversely affected.

4.	Our ability to sign new business while the Board of Directors evaluates strategic alternatives may be materially and adversely affected.

Our Board of Directors is currently exploring strategic alternatives as a result of expressions of interest from certain third parties. The inherent uncertainty involved in this process may influence the choices of potential customers. During the period of evaluation, and unless and until such time as the Board of Directors determines which of the alternatives would best serve the interests of the shareholders, our ability to sign new business may be materially and adversely affected.

5.	Our ability to consummate and integrate acquisitions may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

Our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that the company will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.

6.	Our customers may experience financial difficulties and we may not be able to collect our receivables, materially and adversely affecting our profitability.

Over the course of a long-term contract our customers’ financial fortunes may change limiting their ability to pay their obligations and our ability to collect our fees for services rendered. Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the customers in support of their critical missions. While we may resort to other methods to pursue our claims or collect our receivables these methods are expensive and time consuming and success is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

7.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract the profitability of our contracts may be materially and adversely affected.

8.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

As noted in Item 3, Legal Proceedings, of this Form 10-K we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments secured against us we will incur charges which may have a material and adverse impact on our liquidity and earnings.

We are engaged in providing services under contracts with the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether related to the Company’s federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting.

9.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our customers. As we noted above, the markets we serve are highly competitive and competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense for both on-shore and off-shore locales.

10.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2006 we earned approximately 38% of revenues in currencies other than the U.S. dollar. As a result we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase. We project that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we project that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in 27 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. In spite of our best efforts we may not be in compliance with all regulations around the world and may be subject to penalties and or fines as a result. These penalties or fines may materially and adversely impact our profitability.

11.	In the course of providing services to customers we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us or our customers. Our contracts generally indemnify our clients from claims for intellectual property infringement for the services and equipment we provide under our contracts. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

12.	Generally our contracts contain provisions under which a customer may terminate the contract prior to completion. Early contract terminations may materially and adversely affect our revenues and profitability.

Our contracts contain provisions by which customers may terminate the contract prior to completion of the term of the contract. These contracts generally allow the customer to terminate the contract for convenience upon providing written notice. In these cases we seek, either by defined contract schedules or through negotiations, recovery of our investments in the contracts. There is no assurance we will be able to fully recover our investments.

We may not be able to replace the revenue and earnings from these contracts in the short-term. In the long-term our reputation may be harmed by the publicity generated from contract terminations.

13.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls.

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. The failure of our controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business and our stock price may be materially and adversely affected.

14.	Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings. Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue, approximately 34.6%, is derived from contracts with the U.S. federal government. As a result our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur our reputation may be adversely impacted and our relationship with the government agencies we work with damaged resulting in a material and adverse affect on our profitability.

15.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

We may require additional capital to purchase assets, complete strategic acquisitions, repurchase shares on the open market or for general liquidity needs. Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise additional capital or materially increase our cost of capital. Our inability to raise additional capital at a reasonable cost may adversely impact our revenue growth and the price of our stock.

16.	Our future profitability may be materially and adversely affected if we fail to execute according to plan the restructuring announced by the Company on April 4, 2006.

The Company announced a restructuring plan in April 2006, to be carried out during fiscal 2007 and 2008. The restructuring will result in an estimated pre-tax charge of $375 million and estimated cost savings of $150 million and $300 million during fiscal 2007 and 2008, respectively. The majority of the restructuring activities involve employees in central and southern Europe with certain aspects of the restructuring subject to negotiation with employee works councils. Additionally, certain restructured activities will be centralized or transitioned to other locals requiring the transfer of knowledge. If we fail to execute our restructuring plan and achieve the cost savings we have estimated our margins and profitability will be materially and adversely affected.

17.	Our performance on contracts on which we have partnered with third parties may be adversely affected if the third parties fail to deliver on their commitments.

Our contracts are increasingly complex and require that we partner with parties including software and hardware vendors to provide the complex solutions required by our customers. Our ability to deliver the solution and provide the services required by our customers is dependent on the ability of our partners to meet their delivery schedules. If our partners fail to deliver their services or products on time our ability to complete the contract may be adversely affected which may have a material and adverse impact on our revenue and profitability.

If we are the primary contractor and our partners fail to perform as agreed we may be liable to our customers for penalties or lost profits. These penalties or payments for lost profits may have a material and adverse affect on our profitability.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Owned properties as of March 31, 2006	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Austin, Texas	203,000	General Office
Newark, Delaware	176,000	Computer and General Office
San Diego, California	162,000	Computer and General Office
Taastrup, Denmark	147,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	101,000	General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	80,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Shatin, Hong Kong	74,000	General Office
Singapore	61,000	General Office
Jacksonville, Illinois	60,000	General Office
Turnbridge, United Kingdom	43,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	76,000	General Office

Leased properties as of March 31, 2006
Washington, D.C. area	2,674,000	Computer and General Office
India	1,281,000	Computer and General Office
Australia & other Pacific Rim locations	883,000	General Office
Texas	752,000	Computer and General Office
Germany	646,000	General Office
England	641,000	Computer and General Office
Georgia	518,000	General Office
New Jersey	430,000	General Office
Ohio	422,000	General Office
Denmark	376,000	General Office
Tennessee	345,000	General Office
Connecticut	311,000	General Office
New York	306,000	General Office
Florida	305,000	General Office
Delaware	262,000	General Office
Massachusetts	256,000	General Office
France	247,000	General Office
Illinois	223,000	General Office
Alabama	214,000	General Office
Sweden	214,000	General Office
California	201,000	General Office
Various other U.S. and foreign locations	2,053,000	Computer and General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2007 through 2018.

Item 3. Legal Proceedings

The Company is currently party to a number of disputes which involve or may involve litigation.

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company’s federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately provided for any losses we may experience from these investigations.

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

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company’s business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company’s operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which also involves some billings for continuing services, is expected to be resolved pursuant to scheduled negotiations or impending legal and arbitration proceedings. As of March 31, 2006, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company’s assets include $37 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has submitted 16 Requests for Equitable Adjustment (REAs) totaling in excess of $900 million on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $770 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs. We believe we have a legal basis for pursuing recovery of these REAs and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Van B. Honeycutt*	61	1987	Indefinite	Chairman and Chief Executive Officer	None
Michael W. Laphen	55	2001	Indefinite	President and Chief Operating Officer	None
Michael E. Keane	50	2006	Indefinite	Vice President and Chief Financial Officer	None
Leon J. Level*	65	1989	Indefinite	Vice President	None
Harvey N. Bernstein	59	1988	Indefinite	Vice President, Global Legal Compliance & Assistant Secretary	None
Donald G. DeBuck	48	2001	Indefinite	Vice President and Controller	None
Hayward D. Fisk	63	1989	Indefinite	Vice President, General Counsel and Secretary	None
Thomas R. Irvin	57	2004	Indefinite	Vice President and Treasurer	None
Paul T. Tucker	58	1997	Indefinite	Vice President, Corporate Development	None

*	Director of the Company

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

Michael E. Keane joined the Company in 2005 as Vice President—Finance and was elected Vice President and Chief Financial Officer in 2006. Former positions include Senior Vice President and Chief Financial Officer of UNOVA, Inc. (1997-2005), and Senior Vice President and Chief Financial Officer of Western Atlas Inc (1996-1997).

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

Harvey N. Bernstein joined the Company as Assistant General Counsel in 1983. He became Vice President, Global Legal Compliance and Assistant Secretary in 2003 after being elected a Vice President in 1988 and thereafter serving as Deputy General Counsel and Assistant Secretary. Prior to joining the Company, he specialized in government procurement law at the firm of Fried, Frank, Harris, Shriver & Jacobson in Washington, D.C.

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

As of May 12, 2006 the number of registered shareholders of Computer Sciences Corporation’s common stock was 8,736. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through May 17, 2005.

	2006				2005		2004
Calendar Quarter	High		Low		High	Low	High	Low
1st	59.09		48.01		56.51	44.03	47.00	39.60
2nd	60.39	*	55.85	*	48.87	42.31	46.43	38.07
3rd					47.60	43.49	48.98	40.80
4th					59.90	44.25	58.00	46.70

*	Through May 12, 2006

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors. Under the Company’s most restrictive covenant requirement, $5,042.1 million of retained earnings was available for cash dividends at March 31, 2006.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 31, 2006 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
December 31, 2005 to January 27, 2006	147	$53.40
January 28, 2006 to February 24, 2006
February 25, 2006 to March 31, 2006	851	$56.86

(1)	The Company accepted 998 shares of its common stock in fourth quarter ended March 31, 2006 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five-Year Review
In millions except per-share amounts	March 31, 2006	April 1, 2005	April 2, 2004	March 28, 2003	March 29, 2002
Total assets	$12,943.3	$12,633.9	$11,804.0	$10,433.2	$8,610.5

Debt:
Long-term	1,376.8	1,303.0	2,306.4	2,204.7	1,872.9
Short-term	56.6	78.4	52.9	249.9	309.6
Current maturities	28.7	7.3	7.2	24.7	21.3

Total	1,462.1	1,388.7	2,366.5	2,479.3	2,203.8

Stockholders’ equity	6,771.9	6,494.7	5,503.7	4,606.4	3,623.6
Working capital	2,164.8	1,811.9	1,974.1	1,475.3	624.5
Property and equipment:
At cost	5,367.9	5,520.3	4,988.9	4,131.2	3,844.6
Accumulated depreciation and amortization	3,047.8	3,154.9	2,818.9	2,152.6	1,947.4

Property and equipment, net	2,320.1	2,365.4	2,170.0	1,978.6	1,897.2

Current assets to current liabilities	1.5:1	1.5:1	1.6:1	1.5:1	1.2:1
Debt to total capitalization	17.8%	17.6%	30.1%	35.0%	37.8%
Book value per share	$36.16	$33.97	$29.30	$24.66	$21.17
Stock price range (high)	59.90	58.00	47.00	50.10	53.47
(low)	42.31	38.07	26.52	24.30	28.99

Five-Year Review (Continued)

	Fiscal Year
In millions except per-share amounts	2006	2005	2004	2003	2002
Revenues	$14,615.6	$14,058.6	$13,447.9	$11,162.3	$11,256.6

Costs of services	11,719.8	11,315.1	10,828.2	8,934.9	9,080.0
Selling, general and administrative	842.2	807.8	793.7	699.5	734.9
Depreciation and amortization	1,091.8	1,051.0	966.0	799.7	799.4
Interest, net	63.4	140.7	160.6	134.3	142.4
Special items	77.3	28.6	22.7	1.3	(1.5)

Total costs and expenses	13,794.5	13,343.2	12,771.2	10,569.7	10,755.2

Income before taxes	821.1	715.4	676.7	592.6	501.4
Taxes on income	244.1	219.0	200.5	164.1	154.5

Income from continuing operations	$577.0	$496.4	$476.2	$428.5	$346.9

Basic earnings per common share, continuing operations	$3.11	$2.62	$2.54	$2.49	$2.04

Diluted earnings per common share, continuing operations	$3.07	$2.59	$2.52	$2.48	$2.03

Average common shares outstanding	185.693	189.575	187.273	172.317	170.054
Average common shares outstanding assuming dilution	187.695	191.799	188.704	173.119	171.279

Notes:

Fiscal 2006 special items represent charges related to the termination, per an agreement made with Nortel Networks, of the Company’s services for certain information technology outsourcing activities, see Note 6 to the consolidated financial statements. Fiscal 2005 special items represent charges related to the early retirement of debt. Fiscal 2004, 2003 and 2002 special items relate to items associated with exit and disposal activities.

No dividends were paid by CSC during the five years presented.

Operating results for fiscal 2004, fiscal 2003, and fiscal 2002 have been restated to conform to the current presentation with regard to the Company’s reporting of certain activities which were sold or classified as available for sale during 2005 as discontinued operations, see Note 2 to the consolidated financial statements.

The consolidated financial statements included in Item 8 of this Annual Report present income from discontinued operations, the gain on sale of discontinued operations, and the cumulative effect of a change in accounting principle.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended March 31, 2006. There are three primary objectives of this discussion:

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

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the key business drivers, economic and industry factors, fiscal 2006 highlights and fiscal 2007 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2004 to 2006, describing the factors affecting revenue on a consolidated and reporting segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

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

Economic and Industry Factors

Global Commercial markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers’ decisions for discretionary spending on I/T projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

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

Business Drivers

Revenue is generated by providing services on a variety of contract vehicles lasting from less than six months to 10 years or more. Factors affecting revenue include:

•	the Company’s ability to successfully bid on and win new contract awards,

•	the ability to satisfy existing customers and obtain add-on business and win contract re-competes,

•	the ability to compete on price, services offered, technical ability, experience and flexibility,

•	the ability to successfully identify and integrate acquisitions and leverage them to generate new revenues,

•	the ability to successfully identify and divest non-core operations which may impact revenue in the short-term but provide resources to pursue longer-term growth and value creation opportunities, and

•	currency fluctuations related to international operations.

Earnings are driven by the above revenue factors, in addition to the following:

•	the ability to control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs,

•	the ability to anticipate headcount needs to avoid staff shortages or excesses,

•	the ability to accurately estimate various factors incorporated in contract bids and proposals, and

•	the ability to develop offshore capabilities and migrate compatible service offerings offshore.

Cash flows are impacted by the above earnings factors, in addition to other factors including the following:

•	timely management of receivables and payables,

•	investment opportunities available, particularly related to business acquisitions and dispositions and large outsourcing contracts, and

•	the ability to efficiently manage capital including debt and equity instruments.

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

Margins—Margins reflect the Company’s performance on contracts and ability to control costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of acquisitions or dispositions of business with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company’s costs are denominated in the same currency as revenues, increased use of offshore support also exposes CSC to additional margin fluctuations.

Cash flow—Over time the primary drivers of the Company’s cash flow are earnings provided by the Company’s operations and the use of capital to generate those earnings. Also contributing to short term cash flow results are movements in current asset and liability balances. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows, as well as non-GAAP free cash flow.

Return on investment (ROI)—ROI is an effective indicator combining a focus on margins with efficient and productive net asset utilization. A combination of strong margins (measuring how efficiently profit is generated from revenue) and investment base turnover (measuring how effectively revenue is generated from investors’ capital) is required to generate sufficient returns on capital. Strong working capital management also serves to minimize investment capital and increase returns.

Readers should be cautioned that DSO, free cash flow and ROI are not GAAP measures, and the Company’s definition of such measures may differ from other companies. Therefore, such measures may not be comparable to those of other companies. CSC calculates DSO as follows: Total receivables at quarter-end divided by revenue-per-day. Revenue-per-day equals total revenues for the quarter divided by the number of days in the fiscal quarter. Free cash flow is equal to the sum of 1) operating cash flows, 2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities and 3) capital lease payments. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and special items and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity.

Fiscal 2006 Highlights

Significant events during fiscal 2006 include:

•	Revenues rose 4.0%, approximately 4.8% before currency fluctuations.

•	Income from continuing operations grew 16.2%.

•	Continuing earnings per share, after special charges, were up 18.5%. The special charge of 26 cents per share adversely impacted continuing earnings per share compared to prior year by 6.2%.

•	Announced contract awards of $12.1 billion with new U.S. Federal awards of $7.1 billion, and new Global Commercial awards totaling $5.0 billion.

•	Free cash flow of $463 million declined $31 million from $494 million in fiscal 2005. (1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principles (GAAP) financial measure:

	Fiscal Year Ended
(in millions)	March 31, 2006	April 1, 2005	April 2, 2004
Free cash flow	$462.9	$493.9	$363.8
Net cash used in investing activities	1,124.0	595.4	1,325.3
Acquisition, net of cash acquired	(44.1)	(20.5)
Business dispositions	.5	819.1	10.0
Capital lease payments	8.0	6.7	25.3
Available-for-sale securities (See Note 1)		46.9	(46.9)

Net cash provided by operating activities	$1,551.3	$1,941.5	$1,677.5

Capital lease payments and proceeds from the sale of property and equipment (included in investing activities) are included in the calculation of free cash flow. Prior periods have been adjusted to conform with this presentation.

•	DSO was 88 days at year-end versus 83 days at the end of the prior year.

•	Debt-to-total capitalization ratio was 17.8% at year-end, consistent with prior year ratio.

•	ROI from continuing operations was 9.0% for the year a .8% point improvement from prior year.

•	The exchange of the Company’s Health Plan Solutions unit for 7.13 million shares of the Company’s stock held by a subsidiary of DST Systems Inc. and the subsequent recognition of a $22.9 million gain from the exchange in April 2005. The Company expects the gain to be exempt from income tax.

•	Gain from the working capital adjustment settlement for the sale of DynCorp International of $38.4 million, after tax.

The Company’s significant wins in fiscal 2006 included the following:

Global Commercial:

•	Dupont ($1.9 billion),

•	BAE Systems ($1.9 billion),

•	General Dynamics ($260 million),

•	Schroders ($235 million),

U.S. Federal:

•	U.S. Army ($1.5 billion),

•	Center for Medicare and Medicaid Services ($384 million),

•	U.S. Air Force 45th Space Wing ($335 million),

•	U.S. Air Force Air Education Training Command ($307 million),

•	Department of Defense Missile Defense Agency ($243 million), and

•	NASA Shared Services Center ($230 million).

These multi-year awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. Federal activities.

Revenue growth in the Global Commercial sector was the result of recent years’ significant contract wins. U.S. Federal sector wins have also been strong, particularly in the Department of Defense service area. Currency shifts during the year unfavorably impacted revenue. The Company’s growth has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings. Approximately 80% of CSC’s revenues come from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.

An increase in investment in working capital as the result of contracts awarded during fiscal 2005 reduced cash flow from operations during fiscal 2006. These increases in working capital were anticipated and were financed from current cash flows enabling the Company to maintain the debt to capitalization ratio at the reduced levels achieved in fiscal 2005. Cash out flow for investing activities, adjusted for the disposition of DynCorp International, declined from prior year as a result of lower levels of investment in outsourcing contracts, equipment and software.

Fiscal 2007 Commentary

As a leading federal contractor and one of the top I/T service providers to the U.S. federal government, CSC’s U.S. Federal sector is well-positioned to benefit from anticipated growing demand. The U.S. federal government is one of the world’s largest I/T services consumers, and its spending is expected to continue to increase during the upcoming year in order to improve technologies in the areas of defense, homeland security and civil agency modernization. While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects its broad I/T and outsourcing capabilities to be viewed favorably by the U.S. federal government.

The Company’s major pursuits in the global commercial market during fiscal 2006 focused on the renewal and extension of major global outsourcing contracts with such efforts rewarded by the DuPont and BAE Systems awards as well as Schroders, British Nuclear Group and General Dynamics extensions or expansions noted above. In addition, the Company has been and will continue to be selective in new business pursuit opportunities given the focus on margin expansion and increasing return on investment. With respect to discretionary spending and project work, Central and Southern Europe continue to show areas of soft demand while North American demand for consulting and systems integration is strengthening, although price pressures continue. While the future demand for outsourcing services is not known with certainty, the long-term nature of major outsourcing engagements allows CSC to benefit from a certain level of continuity. Growth during fiscal 2007 in Global Commercial revenue from new business awarded during fiscal 2006 and 2005 is expected to be tempered by the termination or reduction in scope of a few significant outsourcing engagements and reduced rates of recovery on renewed engagements. During fiscal 2006, the Company’s Global Commercial segment’s revenue was unfavorably impacted by currency fluctuations in Europe and Other International regions. The Company cannot forecast with certainty future movement in currency exchange rates or its impact on operating results.

Other trends the Company expects for fiscal 2007 are as follows:

•	In Europe significant outsourcing wins in fiscal 2005 generated revenue growth in outsourcing during fiscal 2006. Revenue growth from these engagements may slow as these engagements mature and billing rates are adjusted to industry benchmarks. The impact of rising demand for utilization of offshore capabilities on current and future engagements will also impact the pace of future revenue growth in Europe.

•	The Company has identified $23.1 billion of Federal opportunities that will be awarded in fiscal 2007 which the Company expects to pursue, plus an additional $14.3 billion during fiscal 2008. The Company expects to win a share of the awards.

•	The Company will adopt Statement of Financial Accounting Standards 123(R), Share-Based Payment, during the first quarter of fiscal 2007. Expensing of employee stock options and awards is expected to result in the recognition of approximately $65 million of pre-tax expense, three-quarters of which is projected to be in selling, general and administrative expense and the balance in costs of services. The $65 million is an estimate, as the actual amount is subject to the number of options granted and changes in the share price of CSC. The fiscal 2007 estimate is approximately $55 million pre-tax higher than amounts recorded in fiscal 2006 under Accounting Principles Board Opinion No. 25.

•	Depreciation and amortization as a percentage of revenue for the U.S. Federal sector is expected to rise as contracts with the U.S. Army and other agencies with significant capital content come on line.

•	The decreased impact of existing favorable permanent tax differences is expected to increase the Company’s effective tax rate on continuing operations for fiscal 2007.

•	Cash flow from operations for fiscal 2007, including the impact of the restructuring plan announced in April 2006, is expected to decline slightly from the $1,551 million for fiscal 2006.

•	Outsourcing contracts awarded during fiscal 2006 and 2005, as well as contractually-driven equipment replacement requirements on existing contracts, are expected to drive fiscal 2007 investing cash outflows. Significant investing outflows are expected for engagements to provide commercial outsourcing infrastructure. Despite the anticipated investments for outsourcing engagements, investing cash outflows are expected to decrease slightly during fiscal 2007. Total operating cash inflows are expected to more than cover total investing outflows for fiscal 2007.

The Company’s overall short-term financial objectives include:

1.	Successfully launch the new contracts won during fiscal 2006.

2.	Effectively manage working capital and capital investment.

3.	Maintain appropriate investment base turnover rates and operating margins, with particular emphasis on the new business, in order to improve return on investment.

4.	Pursue the current pipeline of commercial and U.S. Federal opportunities and win a proportionate share.

5.	Manage the announced restructuring plan (see discussion below) to achieve the expected results.

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

Subsequent to fiscal 2006 year-end, the Company announced a response to recent expressions of interest, and stated that CSC’s Board of Directors has decided to explore strategic alternatives to enhance shareholder value, including a potential sale of the Company. There can be no assurance the exploration of strategic alternatives will result in a transaction, and the Company does not intend to disclose developments regarding its exploration unless and until the Board of Directors has reached a conclusion. During the period in which uncertainty exists as to the future direction the Company takes, demand for the Company’s services could be adversely impacted.

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008. The objectives of the plan are to 1) streamline CSC’s worldwide operation and 2) leverage the increased use of lower cost resources. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively, which will result in associated estimated pre-tax restructuring charges of $375 million. Restructuring charges will consist predominantly of severance and related employee payments resulting from terminations. In addition, the Company will evaluate facility requirements as a result of the headcount reductions and certain charges could occur from early lease cancellations or ceasing use of facility space.

A majority of the planned workforce reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 heads will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As a result of the restructuring, the Company expects total pre-tax savings of approximately $150 million in fiscal 2007 and $300 million in fiscal 2008, net of the new costs from headcount increases in the lower cost regions. While the impact on specific cost elements cannot yet be determined, future costs of services and selling, general and administrative expenses are expected to represent a lower percentage of revenues as a result of the overall lower cost structure.

RESULTS OF OPERATIONS

Revenues

Revenues for the Global Commercial and U.S. Federal sector segments (see Note 14 to the consolidated financial statements) for fiscal 2006, fiscal 2005 and fiscal 2004 are as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U.S. Commercial	$4,024.3	5.1%	$3,829.7	7.2%	$3,572.0
Europe	4,176.8	(3.4)	4,325.7	17.5	3,681.8
Other International	1,360.5	10.9	1,227.3	1.4	1,210.8

Global Commercial sector	9,561.6	1.9	9,382.7	10.8	8,464.6
U.S. Federal sector	5,054.0	8.1	4,675.9	(6.2)	4,983.1
Corporate					.2

Total	$14,615.6	4.0	$14,058.6	4.5	$13,447.9

The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2006 vs. Fiscal 2005	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		5.1%	5.1%
Europe	(3.5)%	.1	(3.4)
Other International	2.5	8.4	10.9
Global Commercial sector	(1.3)	3.2	1.9
U.S. Federal sector		8.1	8.1
Corporate
Total	(.8)	4.8	4.0

Fiscal 2005 vs. Fiscal 2004	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		7.2%	7.2%
Europe	8.5%	9.0	17.5
Other International	5.0	(3.6)	1.4
Global Commercial sector	4.4	6.4	10.8
U.S. Federal sector		(6.2)	(6.2)
Corporate
Total	2.7	1.8	4.5

Fiscal 2006 revenue growth from significant new commercial engagements and Federal programs offset the impact of 1) terminated commercial contracts with Nortel Networks and JPMorgan Chase, 2) revised billing rates for extended contracts, 3) reduced scope on certain Federal programs and 4) wind down of the development phase on a significant government project. Global Commercial growth for fiscal 2006 of 1.9% (3.2% in constant currency) was led by U.S. Commercial operations where new outsourcing engagements, growth on existing outsourcing engagements and growth in the U.S. consulting and systems integration business offset terminated engagements and lower billing rates on extended engagements. Other International operations benefited from growth on existing business. Europe operations, in constant currency, were unchanged from the prior year. The U.S. Federal sector revenue growth benefited from contracts awarded during fiscal 2006 and 2005 and from growth on existing programs offsetting the effects of programs with reduced scopes as noted above.

For fiscal 2005 revenue performance versus fiscal 2004, the impact of significant new commercial engagements offset the impact of the completion, reduced scope or de-consolidation of a small number of significant Federal programs. Global Commercial growth for fiscal 2005 of 10.8% (6.4% in constant currency) was led by the European region, where new outsourcing engagements offset continued weak demand for consulting and systems integration. U.S. operations also benefited from major contract wins but additionally saw modest growth in consulting and systems integration revenue. In the U.S. Federal sector, the impact of $7.0 billion of announced contract awards did not offset revenue declines on certain programs, and fiscal 2005 revenue declined 6.2% to $4.7 billion.

Global Commercial

Revenue from Global Commercial grew 1.9%, 3.2% in constant currency, during fiscal 2006. New major engagements contributed approximately $483 million to Global Commercial’s revenue growth for fiscal 2006. These engagements, although primarily for outsourcing services, include other I/T and professional services. Revenue from existing engagements declined for fiscal 2006 as growth in U.S. consulting and systems integration services and in Other International was offset by lower billing rates on a contract extension, reduced volume on certain contracts, the termination and wind-down of certain contracts such as Nortel Networks, Sears, and JPMorgan Chase and a decline in software license sales.

U.S. Commercial revenues increased $195 million for fiscal 2006, or 5.1%. The growth was primarily from outsourcing contracts awarded during fiscal 2005 and growth in the consulting and systems integration business. New contracts contributing to the growth were Sun, Ascension Health, Textron and Aon when combined, contributed $279 million to revenue growth for fiscal 2006. This revenue growth and the contribution from U.S. consulting and systems integration were partially offset by reduced volumes and billing rates on certain significant outsourcing contracts and the termination of significant outsourcing contracts with Nortel Networks and JPMorgan Chase. The Company’s contract with Sears, Roebuck & Co. for outsourcing services, which was terminated during fiscal 2006, provided $131 million of revenue during fiscal 2006.

Other International revenues increased $133 million or 10.9%, 8.4% in constant currency, during fiscal 2006. Australian operations contributed $62 million of revenue growth attributable to a professional staffing business and a major outsourcing contract, offset somewhat by the termination of an outsourcing contract. Asia contributed $50 million in revenue growth attributable to various outsourcing engagements.

Europe revenues decreased $149 million or 3.4% though were essentially unchanged on a constant currency basis. Growth from new outsourcing and I/T and professional services engagements with U.K. National Health Service, Zurich Financial Services and Renault of $184 million was offset by unfavorable currency movements of approximately $152 million, reduced scope of work on certain outsourcing engagements, reduced billing rates on a contract extension, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

Global Commercial revenue growth was 10.8% for fiscal 2005, or 6.4% in constant currency. New major engagements were the Company’s significant driver of Global Commercial revenue growth, contributing approximately $854 million of fiscal 2005 revenue. These engagements encompass both outsourcing and other I/T and professional services. Announced commercial contract wins totaled $9.0 billion for fiscal 2005 and $9.7 billion for fiscal 2004. Existing base revenues declined somewhat for fiscal 2005, due to normal contract completions and declines as productivity increases are reflected in declining bill rates to clients.

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

U.S. commercial revenue increased by $258 million or 7.2% for fiscal 2005. This growth is primarily attributable to new fiscal 2005 and 2004 outsourcing contracts with the U.S. operations of Zurich Financial Services, Aon, Ascension Health, Textron and Motorola, with total fiscal 2005 revenue growth impact of approximately $221 million. This impact and slight growth in the Company’s U.S. consulting and systems integration business were offset somewhat by reduced volumes and billing rates on certain major outsourcing contracts.

Other International revenues were up $16.5 million from fiscal 2004, though down 3.6% in constant currency, primarily the result of reduced product sales, including the closure of a product reseller business in Australia. These reductions were offset somewhat by increased outsourcing revenues including the full year effect from the Company’s engagement with Malayan Banking Berhad.

U.S. Federal

The Company’s U.S. Federal sector revenues were derived from the following sources:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$3,368.9	15.8%	$2,909.8	(3.0)%	$2,999.2
Civil agencies	1,544.3	(4.3)	1,612.9	(10.6)	1,803.2
Other (1)	140.8	(8.1)	153.2	(15.2)	180.7

Total U.S. Federal sector	$5,054.0	8.1	$4,675.9	(6.2)	$4,983.1

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal sector segment.

U.S Federal sector revenue growth for fiscal 2006 was 8.1% with revenue up $378 million to $5,054 million. The revenue growth was driven by new business awarded during fiscal 2006 and 2005 and increases on existing Department of Defense contracts. This growth was partially offset by the completion of the development phase on a state contract and reduced scope on a small number of significant programs. The U.S. Federal sector continued to win significant new business during fiscal 2006 with announced new U.S. federal contract awards of $7.1 billion versus $7.0 billion for fiscal 2005 and $5.0 billion for fiscal 2004.

Department of Defense revenue increased $459 million or 15.8% to $3,369 million for fiscal 2006. Growth was the result of increased demand for equipment procurement and installation services for the U.S. Army, a new program to provide aviation support services, new tasking on programs to provide logistical support to the U.S. Army, new tasking to provide technical support for the Navy’s undersea test facilities, a multiple award contract to provide professional services to Naval Sea Systems Command, a new program to provide support services for the U.S. Strategic Command and I/T engineering and management services for certain intelligence services. These new programs and tasking provided approximately $297 million in revenue growth for fiscal 2006. The remainder of the revenue increase during fiscal 2006 was the result of normal contract activities including new tasking on various projects and various new programs.

Civil agencies revenue was down $69 million or 4.3% versus fiscal 2005, driven by the reduction in scope for a significant project with the Internal Revenue Service. The impact of the scope reduction on this project was approximately $72 million. New tasking on projects for the National Aeronautics and Space Administration (NASA) offset scope reductions and the completion of other programs.

Work performed by the U.S. Federal sector for state and local governments as well as commercial clients was $141 million for fiscal 2006, down $12 million. The decrease was the result, primarily, of a reduction of effort on a contract with the New York Department of Health. This was offset somewhat by a project with a foreign government to provide information technology services.

U.S Federal sector revenue for fiscal 2005 of $4,675.9 million was down $307 million or 6.2% compared to fiscal 2004. The revenue decline was driven by the completion, reduced scope or de-consolidation of a small number of significant programs, with a total impact of approximately $446 million. This impact, as well as that of other routine completions and volume reductions, was partially offset by program commencements and increased tasking on other programs.

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

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2006	2005	2004	2006	2005	2004
Costs of services	$11,719.8	$11,315.1	$10,828.2	80.2%	80.5%	80.5%
Selling, general and administrative	842.2	807.8	793.7	5.8	5.7	5.9
Depreciation and amortization	1,091.8	1,051.0	966.0	7.5	7.5	7.2
Interest expense, net	63.4	140.7	160.6	.4	1.0	1.2
Special items	77.3	28.6	22.7	.5	.2	.2

Total	$13,794.5	$13,343.2	$12,771.2	94.4%	94.9%	95.0%

Costs and expenses as a percentage of revenue for fiscal 2006 improved .5% points to 94.4% from 94.9% for fiscal 2005 with most ratios improved or unchanged from the prior year. The cost of services ratio decreased as a result of cost management and revenue settlements for which the associated costs were recorded in a prior period. The interest expense ratio decreased primarily as the result of the retirement of $1 billion of term debt during March 2005. These decreases were offset by the impairment charge and loss on sale of equipment due to the termination of portions of the Nortel Networks contract recorded as a special item in fiscal 2006.

The Company substantially matches revenues and costs in the same currency. Therefore, foreign currency did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of offshore support and therefore may be exposed to additional margin fluctuations.

Costs and expenses as a percentage of revenue for fiscal 2005 of 94.9% were in line with fiscal 2004 levels, with certain identifiable variance factors generally offsetting. The depreciation and amortization ratio was up somewhat, driven by fixed asset investments in the U.S. Federal sector and an unfavorable mix variance resulting from Global Commercial operations increasing as a percent of CSC’s total. This increase was offset by a decrease in the interest expense ratio. Special items were flat as a percent of revenue for fiscal 2005 and 2004.

Costs of Services

Costs of services as a percentage of revenue decreased .3% points to 80.2% for fiscal 2006 as a result of a decrease in the Global Commercial ratio of .2% points to 76.9% and a .4% point decrease in the U.S. Federal sector ratio to 86.3%. The ratio for fiscal 2006 benefited, as noted below, from cost of services amounts carried at the Corporate level for fiscal 2005 which included $24 million of accrued cost related to the settlement of an overtime pay class action lawsuit.

The Global Commercial cost of services ratio for fiscal 2006 benefited from reductions in the ratio in Europe as a result of outsourcing improvements in the United Kingdom offset somewhat by higher ratios for other European consulting and systems integration business. These improvements in Europe were offset by a higher ratio for U.S. outsourcing as a result of start up and termination activities and an unfavorable mix impact as revenue from higher margin software license sales was lower for the year. The costs of services ratio benefited from certain revenue items such as revenue settlements with clients for which the related costs were recognized in a prior period, a pre-tax $8 million gain from the sale of a building and the novation of certain contracts. These items favorably benefited the ratio approximately .2% points.

The U.S. Federal sector ratio for fiscal 2006 benefited from increased margins for certain time and materials contracts on subcontractor work and materials and cost containment on a fixed unit price contract. The year over year comparison also benefited .2% from unfavorable adjustments during fiscal 2005 on certain programs for which recovery of costs was not probable. These factors were somewhat offset by an adverse estimate to complete adjustment on a state project contributing approximately (.1%) points to the ratio.

For fiscal 2005 costs of services as a percentage of revenue were 80.5%, unchanged from fiscal 2004. The Global Commercial sector ratio was essentially unchanged, 77.1% vs. 77.2%, but had an approximately .2% favorable mix impact on the Company’s composite ratio due to the increase in Global Commercial operations as a percentage of the total. With a higher proportion of infrastructure services and a broader service offering, the Global Commercial sector cost base has relatively more depreciation and amortization and selling, general and administrative expenses and less labor and other cost of services than the U.S. Federal sector.

The Global Commercial cost of services ratio for fiscal 2005 benefited from certain revenue items, including the recognition of deferred revenue related to a renegotiated contract, client settlement payments and gains on the sale of minor, non-core businesses. These had an approximately .4% favorable impact on the ratio. The ratio also included the adverse impact of costs related to facility consolidations in our U.S. consulting operations, certain asset write-downs to net realizable value, and the cost of closure for our Australian product reseller business. These factors had an adverse impact of approximately .3% on the cost of services ratio.

U.S. Federal sector cost of services as a percentage of revenue increased approximately .8% for fiscal 2005. Factors include the recognition of costs on certain programs for which recoverability has been determined to not be probable, contributing approximately .6%. The year-over-year comparison is also adversely impacted by approximately .3% of favorable adjustments during fiscal 2004 resulting from normal program reviews on long-term projects.

Cost of services amounts carried at the Corporate level for fiscal 2005 include $24 million of accrued cost related to the settlement of an overtime pay class action lawsuit. These costs were not allocated to the Company’s segments as individual settlement recipients had yet to be identified.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses of 5.8% as a percentage of revenue for fiscal 2006 were, before rounding effects, essentially unchanged from the prior year. An increase in the ratio for the U.S.

Federal operations of .5% points was offset by a decrease in the Global Commercial ratio of .1% points. The U.S. Federal sector ratio increase was attributable to increased expenses in the new business development area and increased management and bid and proposal costs. The Global commercial ratio improvement was the result of savings in new business selling costs as a result of fewer significant new business opportunities and a reduction in general and administrative costs. Global Commercial SG&A expense was adversely impacted by a pre-tax $18 million provision for doubtful accounts related to negotiations with an outsourcing customer regarding certain contract provisions.

The .2% point fiscal 2005 SG&A improvement compared to fiscal 2004 was attributable to improvement from both of CSC’s segments. The U.S. Federal sector contributed approximately two-thirds of the improvement, driven by reduced bid and proposal costs as a percentage of revenue as well as executive and administrative staff and other cost reductions. Global Commercial ratio improvement was the result of leveraging existing levels of staff and systems to support the higher revenue level, particularly in U.S. outsourcing operations.

Depreciation and Amortization

Depreciation and amortization expense of $1,091.8 million for fiscal 2006 represents 7.5% of revenue and was unchanged from the ratio of 7.5% for fiscal 2005. Improvement in the U.S. Federal sector ratio was offset by an increase in the Global Commercial ratio. The U.S. Federal sector ratio decreased by .1% point predominantly due to decreases in amortization of certain intangibles acquired in the Dyncorp acquisition. The Global Commercial ratio increased as a result of significant upfront capital investment for outsourcing contracts awarded during fiscal 2005 and 2004 in Europe and Asia and capital refreshes necessary on some existing contracts, offset by lower levels of capital investment for U.S. commercial operations due to the termination of the Nortel and Sears contracts and a favorable mix variance from Australian operations due to revenue growth in non-capital intensive business lines.

Depreciation and amortization expense as a percentage of revenue increased to 7.5% from 7.2% for fiscal 2005 versus fiscal 2004. The U.S. Federal sector ratio increase, accounting for approximately .2% of the Company’s ratio increase, was most significantly attributable to fixed asset investments on a large infrastructure outsourcing contract. An unfavorable mix variance, also contributing .2% of the ratio rise, was the result of the increasing Global Commercial activities’ share of the total. Global Commercial operations, with a higher proportion of infrastructure-related services, had a higher ratio of depreciation and amortization expense to revenue. The mix impact was offset somewhat, and the Global Commercial ratio decreased slightly for fiscal 2005, due to new outsourcing accounts, particularly in the U.S., having lower depreciation and amortization than the existing composite business. This was primarily attributable to certain new clients for which CSC did not purchase the existing asset inventory, but will be responsible for asset replacement. Therefore, the depreciation ratio on those accounts can be expected to rise over time.

Interest Expense and Interest Income

The decrease in interest expense for fiscal 2006 compared to fiscal 2005 was due to lower average debt levels during fiscal 2006 as the result of the retirement of $1 billion of term debt during March 2005. The interest saving from the retirement of the term debt was slightly offset by an increase in interest expense from capitalized leases, and short-term borrowings for working capital needs in Europe. The combination of these factors resulted in a reduction in interest expense of $52.6 million. In addition, interest income, including dividend income from the DynCorp International 13% preferred stock, increased approximately $24.7 million for fiscal 2006 resulting in a .6% improvement in the net interest expense ratio. During May 2006, the Company received approximately $169 million from DynCorp International for the redemption of the preferred stock and payment of cumulative dividends of approximately $22.5 million.

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

Special Items

Effective February 28, 2006 Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities under the outsourcing agreement between Nortel and the Company. As a result of the termination of these services the Company recorded a non-cash special charge of $52.0 million in the second quarter of fiscal 2006 to write down outsourcing contract costs and certain equipment associated with the contract to their estimated fair value. The Company recorded an additional charge in the fourth quarter of fiscal 2006 of $25.3 million to write down the remaining assets to fair value, recognize a loss on the assets sold to Nortel under the terms of the termination settlement, record severance costs for those employees who were not hired by Nortel or redeployed within the Company and record costs associated with terminating the contract for a total charge of $77.3 million ($48.3 million after tax) or 26 cents per share.

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

CSC’s net profit margin for fiscal 2004 was reduced .2% for charges associated with the Special Item related to the DynCorp acquisition. The charges relate to exit or disposal activities of legacy CSC operations as a result of an assessment of requirements for the combined CSC-DynCorp organization. See Note 6 to the consolidated financial statements for further description. Charges related to this Special Item were booked during the fourth quarter of fiscal 2003 through the third quarter of fiscal 2004 and had a $0.08 per share impact on earnings per share in fiscal 2004. The impact to fiscal 2003 margins was insignificant.

Taxes

The provision for taxes on continuing operations as a percentage of pre-tax earnings was 29.7%, 30.6% and 29.6% for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The decrease in the effective tax rate during fiscal 2006 was the result of the favorable resolution of certain tax related issues from prior years and the subsequent reversal of amounts accrued for these issues. This offset the diminishing favorable impact on the effective rate of permanent tax differences. The increase in the effective tax rate from fiscal 2004 to fiscal 2005 was primarily a result of increased profits and the decreasing impact of existing favorable permanent tax differences that do not vary directly with increased profits. The increases in pretax income in fiscal 2006 and 2005 resulted in a $25.1 million and $18.5 million increase in taxes on income from continuing operations for fiscal 2006 and 2005, respectively, compared to previous fiscal years. See Note 7 to the consolidated financial statements for further discussion of income taxes.

Discontinued Operations

Income from discontinued operations net of taxes was $61.3 million, $313.8 million and $43.2 million, respectively, for fiscal years 2006, 2005 and 2004. Income from discontinued operations during fiscal 2006 included the gain on sale of Health Plan Solutions of $22.9 million and the gain from the working capital adjustment for the sale of DynCorp International of $38.4 million. The Company received $65.5 million par value preferred stock for the working capital adjustment and recorded taxes of $20.7 million and a valuation allowance of approximately $6.5 million against the preferred stock. Income from discontinued operations during fiscal 2005 includes the net after tax gain on the sale of DynCorp International of $228.8 million or approximately $1.19 per share. In fiscal 2005, proceeds from the sale included $775 million of cash and $75 million of par value preferred stock. Discontinued operations for fiscal 2005 and 2004 included the operations of DynCorp International, sold during the fourth quarter of fiscal 2005, and the operations of Health Plan Solutions which was classified as held for sale as of April 1, 2005 and sold during the first quarter of fiscal 2006.

Cumulative Effect of Change in Accounting Principle

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” During fiscal 2006, the Company recorded a Cumulative Effect of a Change in Accounting Principle of $5.6 million ($4.3 million after tax) or $0.02 per share as a result of implementing the Interpretation to account for the Company’s unrecorded legal obligations to restore some of its leased facilities to their original condition upon lease expiration.

Earnings Per Share and Share Base

Earnings per share from continuing operations increased $0.48 to $3.07 for fiscal 2006. Earnings per share from continuing operations for fiscal 2006 were adversely impacted by special charges of $0.26 per share, and were favorably impacted by an increase in income from continuing operations and a decline in average share base of 4.1 million for fiscal 2006. This decline in the share base was driven primarily by the Company’s acquisition of 7.13 million treasury shares in the HPS exchange which reduced weighted average shares outstanding by 6.6 million shares for fiscal 2006. This reduction was partially offset by employee stock option exercises during fiscal 2006. Common stock equivalents declined slightly on a year over year basis.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net cash from operations	$1,551.3	$1,941.5	$1,677.5
Net cash used in investing	(1,124.0)	(595.4)	(1,325.3)
Net cash used in financing	(150.7)	(900.6)	(84.0)
Effect of exchange rate changes on cash and cash equivalents	3.8	2.0	(5.0)

Net increase in cash and cash equivalents	280.4	447.5	263.2
Cash and cash equivalents at beginning of year	1,010.3	562.8	299.6

Cash and cash equivalents at end of year	$1,290.7	$1,010.3	$562.8

Historically, the majority of the Company’s cash and cash equivalents have been provided from operating activities. Operating activities for fiscal 2006 generated $1.6 billion in net cash compared to $1.9 billion generated for fiscal 2005 and reflect the anticipated increase in investment in working capital assets as the result of new business won during fiscal 2005. As discussed below changes to the Company’s working capital such as lower levels of accounts payable and year over year declines in the increase in the balances of accrued expenses and deferred revenue drove the decrease in operating cash flow.

The Company’s working capital was impacted by:

•	During fiscal 2006 the Company’s investment in unbilled receivables increased approximately $184 million, related primarily to federal contracts, compared to an increase in unbilled receivables of approximately $93 million in fiscal 2005. As a result DSO increased to 88 days at the end of fiscal 2006 compared to 83 days at the end of last year.

•	The Company’s investment in deferred costs and work in progress related to certain contracts increased approximately $262 million offset somewhat by the expense recognition of deferred costs on other contracts during fiscal 2006.

•	Accounts payable and accrued expenses decreased $71 million for fiscal 2006 compared to an increase of $445 million for fiscal 2005. The decrease in the balance for fiscal 2006 was the result of the timing of payments for accounts payable offset somewhat by an increase in accrued expenses for activities on new contracts, the winding down of certain contracts and increased subcontractor costs on certain government contracts.

•	The Company made payments for taxes of $147.9 million and $49.3 million for fiscal 2006 and 2005, respectively.

•	Advanced payments received from customers during fiscal 2006 decreased as a result of the winding down of a contract and lower advanced payments on another contract as the contract transitions out of the start-up phase. The result was a decrease in advanced payments from these contracts for fiscal 2006 of approximately $164 million compared to fiscal 2005. This decrease was somewhat offset by advanced payments on other various contracts during fiscal 2006.

The Company has submitted 16 Requests for Equitable Adjustment (REAs) totaling in excess of $900 million on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $770 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs. The Company believes it has a legal basis for pursuing recovery of these REAs and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs.

Operating activities for fiscal 2005 generated $1.9 billion in net cash, up from $1.7 billion generated for fiscal 2004. Higher net earnings, coupled with higher levels of accounts payable, accrued expenses and deferred revenue, drove the increase in operating cash. In addition, higher non-cash expenses such as depreciation and amortization and an increase in deferred revenue as a result of prepayments from customers for services and up-front payments for contract start-up and transition activities contributed to the increase in cash generated from operating activities. Partially offsetting these inflows was an increase in prepaid expenses as the result of increases in work in process and deferred costs related to expected contract modifications with the U.S. federal government, and an increase in receivables due to the growth in revenue. The increase in receivables was driven by the increase in revenues.

The Company’s capital investments principally relate to purchases of computer equipment and purchases and development of software, and deferred outsourcing contract costs that support the Company’s expanding Global Commercial operations. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract’s acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets (premium). Outsourcing contracts awarded during fiscal 2005, including Zurich Financial Services and Ascension Health contracts and design and build contracts with the United Kingdom’s National Health Service, drove much of the investing cash out flow during the year.

While increasing new business will typically generate higher overall capital investments, the mix of the new business will also impact the level of capital. The growth in U.S. Federal awards during fiscal 2006 and the expected growth in consulting and systems integration work is expected to limit the growth in overall capital investment in fiscal 2007 as U.S. Federal contracts and consulting and systems integration projects typically require lower levels of initial investment when compared with similar commercial outsourcing contracts. This coupled with the Company’s continued focus on improving cash flows and return on investment is expected to result in a decrease in cash outflow from investing activities for fiscal 2007.

Dispositions of investments in businesses have from time to time generated investing cash flows for the Company. During the fourth quarter of fiscal 2005 the disposition of DynCorp International generated $775 million in cash proceeds. As discussed below the Company used these proceeds to reduce debt levels during that quarter.

As described above, historically a majority of the Company’s capital investments have been funded by cash from operations. Fiscal 2006 continued to reflect this trend as the Company’s debt level remained at or near its lowest level since fiscal 2000. Financing cash flows for fiscal 2005 reflected the Company’s continued commitment to reduce its overall debt levels and improve its debt to total capitalization ratio as the proceeds from the sale of DynCorp International were utilized to redeem $1.0 billion of term debt during the fourth quarter of fiscal 2005. Cash outflows to redeem the term debt included $27.8 million of early redemption premiums. At year-end fiscal 2006 and 2005, there was no outstanding commercial paper, a result of cash generated from operations.

Partially offsetting the financing cash out flows were cash proceeds from the exercise of employee stock options during fiscal 2006 and 2005.

During fiscal 2004 the Company issued $300 million of 3.50% term debt due April 2008 with the proceeds used to reduce outstanding commercial paper and support general corporate purposes.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,290.7 million at March 31, 2006, $1,010.3 million at April 1, 2005, and $562.8 million at April 2, 2004. During fiscal 2006, equity increased as a result of the Company’s earnings, the exercise of employee stock options and the impact on equity of a decrease in the unfunded pension obligation of $16.0 million ($14.2 million net of taxes), partially offset by foreign currency translation adjustment of $169.6 million and the acquisition of treasury stock. At the end of fiscal 2006, CSC’s ratio of debt to total capitalization was 17.8%, consistent with fiscal 2005 year end and down from 30.1% at the end of fiscal 2004. This debt ratio improvement is the result of debt reduction and equity increases during fiscal 2006 and fiscal 2005. The Company’s debt to total capitalization ratio of 17.8% as of the end of fiscal 2006 is low compared to the Company’s ratios during the last five years. However, the ratio may rise in the future if the Company identifies suitable investment opportunities or experiences other significant capital requirements.

Dollars in millions	2006	2005	2004
Debt	$1,462.1	$1,388.7	$2,366.5
Equity	6,771.9	6,494.7	5,503.7

Total capitalization	$8,234.0	$7,883.4	$7,870.2

Debt to total capitalization	17.8%	17.6%	30.1%

The Company’s sources of liquidity include cash, commercial paper and committed and uncommitted lines of credit. Short-term borrowings are principally used to supplement operating cash flow in funding working capital requirements. Forecasted positive cash flows for the year are expected to limit the need for short-term borrowings during fiscal 2007.

At March 31, 2006, the Company had a committed line of credit providing $700 million of long-term commercial paper backup which expires on August 13, 2009. If the Company were unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under this committed line of credit. This line of credit has the option of being drawn at a Base Rate, a Eurodollar Rate or a bid option rate. The line requires the Company to 1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; 2) maintain a not-to-exceed ratio of consolidated total debt to consolidated total capitalization of .50 to 1.00; and 3) not permit on any date the ratio of consolidated total debt outstanding to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 2.50 to 1.00. For further details on this agreement please see Exhibit 10.23, which is incorporated by reference to this Annual Report. As of March 31, 2006 the Company’s total liquidity was approximately $1,991 million which included cash and cash equivalents and marketable securities of $1,290.7 million and availability under the syndicated backstop credit facility of $700 million. As of March 31, 2006, the Company had no borrowings under this credit facility and was in compliance with all terms of the agreement.

At March 31, 2006, the Company had $56.6 million of short-term borrowings and $1.4 billion of long-term debt. As further described in Note 9 to the consolidated financial statements, the classification of the commercial paper is determined by the expiration date of its credit facility. The Company had no outstanding commercial paper as of March 31, 2006.

In March 2005, the Company used the proceeds from the sale of DynCorp International and cash on hand to redeem the 7.5% term notes due August 2005, and the 6.75% term notes due June 2006 for $998.9 million, and an early redemption premium of $27.8 million. In addition, during fiscal 2004, the Company issued $300 million of term debt from its fiscal 2002 shelf registration.

On March 21, 2005, the Company instituted a voluntary share repurchase program for shareholders owning less than 100 shares. Under this program which has now expired, the Company repurchased 48,443 shares for $2.2 million on April 25, 2005 and 11,000 shares for $.5 million on May 31, 2005.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 31, 2006:

Dollars in millions	Fiscal 2007	Fiscal 2008	Fiscal 2009 & thereafter	Total
Performance guarantees:
Surety bonds	$67.5	$5.4		$72.9
Letters of credit	219.7	.6	$19.1	239.4
Standby letters of credit	95.0	1.2	8.3	104.5
Foreign subsidiary debt guarantees	537.1	3.0	23.5	563.6

Total	$919.3	$10.2	$50.9	$980.4

See Note 9 to the consolidated financial statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of March 31, 2006:

Dollars in millions	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt		$498.7		$795.5	$1,294.2
Interest on fixed rate debt	$74.9	140.1	$103.7	38.0	356.7
Capital lease obligations	28.5	55.1	17.0	6.3	106.9
Bank debt	56.6				56.6
Operating leases	269.4	360.3	216.7	146.5	992.9
Minimum purchase obligations	484.5	614.0	84.7	5.2	1,188.4
Other long-term liabilities	.2	2.4	1.5	.3	4.4

Total	$914.1	$1,670.6	$423.6	$991.8	$4,000.1

Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operation of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from one to five years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion or all of the shortfall.

The above excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be zero in some years. Funding is determined based on a review of benefit obligations and plan assets as well as various regulatory requirements including ERISA and Cost Accounting Standards (CAS). While there are certain minimum contribution requirements, CSC may elect to increase the level of funding of contributions based on a number of factors including performance of pension investments, changes in workforce composition and the ability to recover costs on cost reimbursable contracts. During fiscal 2007, the Company expects to make contributions of approximately $245 million to pension and postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2007 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 10 to the consolidated financial statements for further discussion.

Fiscal 2006 Company contributions amounted to $226 million. These fiscal year contribution figures may differ from those in Note 10 to the consolidated financial statements due to the use of a December 31st measurement date in that note.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 15 to the consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. The Company has previously issued $600 million worth of term debt from the shelf registration, leaving $900 million of shelf available for additional securities. There can be no assurances the Company will be able to issue debt with acceptable terms.

Dividends and Redemption

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to regular review by the Board of Directors.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Our significant accounting policies are described in Note 1 to the consolidated financial statements under “Summary of Significant Accounting Policies.” The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the types of estimates made are for contract-specific issues. While changes to estimates or assumptions on a specific contract could result in a material adjustment to the consolidated financial statements, the risk is mitigated by our broad portfolio of contracts that would typically have offsetting adjustments.

We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. Our critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Our management regularly reviews project profitability and the underlying estimates.

Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. We routinely negotiate such contract modifications in both the U.S. Federal and Global Commercial segments.

Many of our contracts call for us to provide a range of services or elements to our customers. The total estimated revenue for these contracts is allocated to the various services or elements based on relative fair value. These relative fair values are determined based on objective evidence of fair value. Once the total estimated revenue has been allocated to the various contract elements, revenue for each element is recognized based on the relevant revenue recognition method for the services performed or elements delivered.

Estimates of total revenue at contract inception often differ materially from actual revenue due to volume difference, changes in technology or other factors which may not be foreseen at inception.

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

Key estimates and assumptions that we must make include assessing the fair value of acquired assets in order to calculate the premium and projecting future cash flows in order to assess the recoverability of deferred costs. We utilize the experience and knowledge of our professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations. Amortization of such premiums is recorded as a reduction to revenues.

Capitalization of software development costs

We capitalize certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the realizability or recoverability of capitalized software costs, we must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

Estimates used to determine deferred income taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

Assumptions related to purchase accounting and goodwill

We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

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

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return, for all plans, on plan assets utilized for the fiscal 2006 pension plan valuations was 7.8% compared to 7.7% used in fiscal 2005. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $13 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2006 pension plan valuations was 5.6% compared to 5.9% used for fiscal 2005. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $35 million, or increased it by approximately $36 million, respectively. Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time. For CSC, positive market returns for fiscal 2005 and fiscal 2006 caused actual pension plan asset returns to exceed those expected. Declining discount rates over the past several years, which resulted in higher calculated benefit obligations, served to partially offset or more than offset the positive impact of the asset returns for fiscal 2005 and fiscal 2006, respectively.

SFAS No. 87 requires recognition of a minimum pension obligation if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year. At the end of both fiscal 2006 and fiscal 2005, some of our pension plans had ABOs in excess of the fair value of their respective plan assets, thus requiring additional minimum obligations. The excess at the end of fiscal 2006 was lower than at the end of fiscal 2005. As a result, we were required to adjust the additional minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to decrease the minimum pension liability by $27.7 million during fiscal 2006, decrease intangible assets by $11.7 million and record an increase to accumulated other comprehensive income of $16.0 million ($14.2 million net of taxes). Based on future plan asset performance and interest rates, additional changes to equity might be required.

Assumptions and estimates used to analyze contingencies and litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. CSC consults with legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company utilizes fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. A hypothetical 10% movement in interest rates would not have a material impact on the Company’s future earnings or cash flows and fair value of fixed rate debt.

Foreign Currency

During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, the Company is increasing its use of offshore support and is therefore becoming more exposed to currency fluctuations. If necessary, the Company may use foreign currency forward contracts or options to hedge exposures arising from these transactions.

During fiscal 2006, 38.1% of the Company’s revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.81% or $557.2 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.81% or $557.2 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $33.9 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At March 31, 2006, the Company had approximately $492.5 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $60.5 million of non-U.S. dollar borrowings.

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

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of March 31, 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 40, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006.

Date: May 30, 2006

Van B. Honeycutt

Chairman and Chief Executive Officer

Michael E. Keane

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Computer Sciences Corporation

El Segundo, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Computer Sciences Corporation (the Company) maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated May 30, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

May 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Computer Sciences Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of March 31, 2006 and April 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of March 31, 2006 and April 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

May 30, 2006

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 31, 2006	April 1, 2005
Current assets:
Cash and cash equivalents	$1,290.7	$1,010.3
Receivables, net of allowance for doubtful accounts of $68.4 (2006) and $53.1 (2005) (note 8 and 11)	3,746.3	3,537.7
Prepaid expenses and other current assets (note 11)	1,268.9	1,058.0
Assets of operations held for sale (note 2)		83.8

Total current assets	6,305.9	5,689.8

Investments and other assets:
Software, net of accumulated amortization of $732.4 (2006) and $639.3 (2005)	453.3	461.3
Outsourcing contract costs, net of accumulated amortization of $1,112.8 (2006) and $943.5 (2005)	1,175.3	1,279.6
Goodwill, net of accumulated amortization of $323.0 (2006) and $333.9 (2005) (notes 3 and 4)	2,306.3	2,343.4
Other assets (notes 5, 7 and 10)	382.4	494.4

Total investments and other assets	4,317.3	4,578.7

Property and equipment—at cost (note 9):
Land, buildings and leasehold improvements	913.4	1,024.2
Computers and related equipment	4,039.9	4,058.8
Furniture and other equipment	414.6	437.3

	5,367.9	5,520.3

Less accumulated depreciation and amortization	3,047.8	3,154.9

Property and equipment, net	2,320.1	2,365.4

	$12,943.3	$12,633.9

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions except shares	March 31, 2006	April 1, 2005
Current liabilities:
Short-term debt and current maturities of long-term debt (note 9)	$85.3	$85.7
Accounts payable	705.1	836.0
Accrued payroll and related costs	706.5	660.4
Other accrued expenses	1,359.7	1,320.4
Deferred revenue	629.1	562.7
Federal, state and foreign income taxes (note 7)	655.4	395.8
Liabilities of operations held for sale (note 2)		16.9

Total current liabilities	4,141.1	3,877.9
Long-term debt, net of current maturities (note 9)	1,376.8	1,303.0
Other long-term liabilities (notes 7 and 10)	653.5	958.3
Commitments and contingencies (note 11)
Stockholders’ equity (notes 12 and 13):
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 194,904,250 (2006) and 191,662,208 (2005)	194.9	191.7
Additional paid-in capital	1,799.2	1,670.0
Earnings retained for use in business	5,042.1	4,408.1
Accumulated other comprehensive income	106.8	254.9

	7,143.0	6,524.7
Less common stock in treasury, at cost, 7,653,655 shares (2006) and 455,242 shares (2005)	(347.1)	(19.3)
Unearned restricted stock	(24.0)	(10.7)

Stockholders’ equity, net	6,771.9	6,494.7

	$12,943.3	$12,633.9

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions except per-share amounts	March 31, 2006	April 1, 2005	April 2, 2004
Revenues	$14,615.6	$14,058.6	$13,447.9

Costs of services	11,719.8	11,315.1	10,828.2
Selling, general and administrative	842.2	807.8	793.7
Depreciation and amortization	1,091.8	1,051.0	966.0
Interest expense	104.2	156.8	169.8
Interest income	(40.8)	(16.1)	(9.2)
Special items (note 6)	77.3	28.6	22.7

Total costs and expenses	13,794.5	13,343.2	12,771.2

Income from continuing operations before taxes	821.1	715.4	676.7
Taxes on income (note 7)	244.1	219.0	200.5

Income from continuing operations	577.0	496.4	476.2
Income from discontinued operations, net of taxes (note 2)		85.0	43.2
Gain on sale of discontinued operations, net of taxes (note 2)	61.3	228.8

Discontinued operations, net of taxes	61.3	313.8	43.2

Cumulative effect of change in accounting principle, net of taxes (note 1)	(4.3)

Net income	$634.0	$810.2	$519.4

Earnings per common share:
Continuing operations	$3.11	$2.62	$2.54
Discontinued operations	0.33	1.66	0.23
Cumulative effect of change in accounting principle	(0.02)

Basic*	$3.41	$4.27	$2.77

Continuing operations	$3.07	$2.59	$2.52
Discontinued operations	0.33	1.64	0.23
Cumulative effect of change in accounting principle	(0.02)

Diluted*	$3.38	$4.22	$2.75

*	Amounts may not add as a result of rounding.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	March 31, 2006	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income	$634.0	$810.2	$519.4
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	1,187.5	1,145.5	1,038.1
Cumulative effect of change in accounting principle	4.3
Deferred taxes	48.7	192.7	182.4
Special items	77.3	28.6	11.8
Gain on dispositions, net of tax	(60.9)	(229.7)
Provision for losses on accounts receivable	28.7	10.7	6.3
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(240.5)	(295.7)	(177.5)
Increase in prepaid expenses and other current assets	(193.4)	(400.2)	(147.2)
Increase (decrease) in accounts payable and accruals	(70.5)	445.4	216.7
Increase (decrease) in income taxes payable	59.9	29.8	(57.0)
Increase (decrease) in deferred revenue	76.0	225.3	111.6
Other operating activities, net	.2	(21.1)	(27.1)

Net cash provided by operating activities	1,551.3	1,941.5	1,677.5

Cash flows from investing activities:
Purchases of property and equipment	(826.9)	(855.2)	(725.0)
Outsourcing contracts	(242.5)	(416.5)	(458.7)
Acquisitions, net of cash acquired	(44.1)	(20.5)
Business dispositions	.5	819.1	10.0
Software	(151.1)	(205.1)	(163.4)
Other investing activities, net	140.1	82.8	11.8

Net cash used in investing activities	(1,124.0)	(595.4)	(1,325.3)

Cash flows from financing activities:
Net repayment of commercial paper			(401.0)
Borrowings under lines of credit	454.9	47.9	89.8
Repayment of borrowings under lines of credit	(477.3)	(25.8)	(90.2)
Proceeds from term debt issuance			298.3
Principal payments on long-term debt	(8.5)	(7.4)	(32.0)
Repayment of debt		(1,025.2)
Proceeds from stock options and other common stock transactions	101.1	107.8	35.4
Acquisition of treasury stock	(227.7)
Other financing activities, net	6.8	2.1	15.7

Net cash used in financing activities	(150.7)	(900.6)	(84.0)

Effect of exchange rate changes on cash and cash equivalents	3.8	2.0	(5.0)

Net increase in cash and cash equivalents	280.4	447.5	263.2
Cash and cash equivalents at beginning of year	1,010.3	562.8	299.6

Cash and cash equivalents at end of year	$1,290.7	$1,010.3	$562.8

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Unearned Restricted Stock	Total

In millions except shares in thousands	Common Stock
	Shares	Amount
Balance at March 28, 2003	187,206.6	$187.2	$1,502.2	$3,078.5	$(142.5)	$(19.0)		$4,606.4

Comprehensive income:
Net income				519.4				519.4
Currency translation adjustment					302.0			302.0
Unfunded pension obligation					39.8			39.8
Unrealized loss on available for sale securities					(.9)			(.9)

Comprehensive income								860.3

Stock-based compensation	1,087.4	1.1	37.0			(.2)	$(.9)	37.0

Balance at April 2, 2004	188,294.0	188.3	1,539.2	3,597.9	198.4	(19.2)	(.9)	5,503.7
Comprehensive income:
Net income				810.2				810.2
Currency translation adjustment					94.3			94.3
Unfunded pension obligation					(37.7)			(37.7)
Unrealized loss on available for sale securities					(.1)			(.1)

Comprehensive income								866.7

Stock-based compensation	3,368.2	3.4	130.8			(.1)	(9.8)	124.3

Balance at April 1, 2005	191,662.2	191.7	1,670.0	4,408.1	254.9	(19.3)	(10.7)	6,494.7
Comprehensive income:
Net income				634.0				634.0
Currency translation adjustment					(169.6)			(169.6)
Unfunded pension obligation					14.2			14.2
Unrealized gain on available for sale securities					7.3			7.3

Comprehensive income								485.9
Acquisition of treasury stock						(327.8)		(327.8)
Stock-based compensation	3,242.1	3.2	129.2				(13.3)	119.1

Balance at March 31, 2006	194,904.3	$194.9	$1,799.2	$5,042.1	$106.8	$(347.1)	$(24.0)	$6,771.9

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company”. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 – 50 percent ownership, are accounted for by the equity method. Other investments are accounted for by the cost method. All material intercompany transactions and balances have been eliminated.

Reclassification

Prior period amounts have been adjusted to conform to current year presentation.

During fiscal 2006 the Company reclassified proceeds from the sale of property and equipment from dispositions to other investing activities on the Statement of Cash Flows. The reclassification did not impact fiscal 2005 but for fiscal 2004 decreased cash received from dispositions by $34.1 and increased other investing activities by the same amount.

The Company reclassified auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days from the date of purchase in its consolidated balance sheet to prepaid and other current assets from cash and cash equivalents. The impact of this reclassification was to increase prepaid and other current assets by $46.9 and reduce cash and cash equivalents by an equivalent amount at April 2, 2004. The reclassification increased cash used for investing activities for fiscal 2004 by $46.9. As of March 31, 2006 and April 1, 2005, the Company had no auction rate securities.

Accounting Change

The Company implemented Financial Accounting Standards Board Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” at December 31, 2005. The Company’s asset retirement obligation relates to leases which require the leased facilities be restored to their original condition upon expiration of the lease. As a result of adopting FIN 47, the Company recorded a liability for the asset retirement obligation of approximately $8.5 and recorded a charge to a cumulative effect of change in accounting principle for $5.6 ($4.3 after tax). Pro forma effects of implementing FIN 47 were not disclosed as they were not material.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s primary service offerings are information technology (I/T) outsourcing and I/T and other professional services. The Company provides these services under time and materials, cost-reimbursable, unit-price and fixed price contracts. The form of contract, rather than the type of service offering, is the primary

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

determinant of revenue recognition. Except as described below for certain fixed price contracts, revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. Federal government. Currently, less than seven percent of the Company’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measure of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs may include costs related to customer change orders subject to negotiation with the customer. These deferred costs are recorded as prepaid expenses on the Company’s balance sheet. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes probable and estimable. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

The sale of proprietary software licenses typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their fair value with the remainder allocated to the delivered software license element. Fair value is determined based on the price charged were each deliverable sold separately. Revenue allocated to each element is recognized when 1) a written contract is executed, 2) the element has been delivered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. If significant customization is required, software licensing revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing the output method to measure progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred.

Client contracts may include the provision of more than one of CSC’s services. CSC adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” for all arrangements entered into or modified after July 4, 2003. Accordingly, for applicable arrangements revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When indications exist of a possible impairment in software, the Company assesses recoverability by reviewing undiscounted estimated cash flows associated with the software product or its related asset group and compares the total to the unamortized balance.

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

Marketable Securities

The Company classifies its investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. During fiscal 2006 the Company recorded $12.1 ($7.3 after taxes) of unrealized gains related to available-for-sale securities. Available-for-sale securities are included in Prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses.

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

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments in cash equivalents purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At March 31, 2006 and April 1, 2005, the Company had no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of outsourcing contract premiums of $95.7, which is reported as a reduction of revenue in the consolidated statements of income.

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2006	2005	2004
Interest	$95.1	$173.7	$159.7
Taxes on income, net of refunds	147.9	49.3	38.8

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the expected present value, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk free rate are used to estimate fair value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (OCI). As of March 31, 2006 and April 1, 2005 the balance of currency translation adjustment included in OCI was a deferred gain of $182.7 and $352.3, respectively.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

Basic and diluted earnings per share are calculated as follows:

	Fiscal Year
	2006	2005	2004
Income from continuing operations	$577.0	$496.4	$476.2

Income from discontinued operations, net of taxes		85.0	43.2
Gain on sale of discontinued operations, net of taxes	61.3	228.8

Discontinued operations, net of taxes	61.3	313.8	43.2

Cumulative effect of change in accounting principle, net of taxes	(4.3)

Net income	$634.0	$810.2	$519.4

Common share information (in millions):
Average common shares outstanding for basic EPS	185.693	189.575	187.273
Dilutive effect of stock options	2.002	2.224	1.431

Shares for diluted EPS	187.695	191.799	188.704

Income from continuing operations	$3.11	$2.62	$2.54

Income from discontinued operations, net of taxes		0.45	0.23
Gain on sale of discontinued operations, net of taxes	0.33	1.21

Discontinued operations, net of taxes	0.33	1.66	0.23

Cumulative effect of change in accounting principle, net of taxes	(0.02)

Basic EPS*	$3.41	$4.27	$2.77

Income from continuing operations	$3.07	$2.59	$2.52

Income from discontinued operations, net of taxes		0.44	0.23
Gain on sale of discontinued operations, net of taxes	0.33	1.19

Discontinued operations, net of taxes*	0.33	1.64	0.23

Cumulative effect of change in accounting principle, net of taxes	(0.02)

Diluted EPS*	$3.38	$4.22	$2.75

*	Amounts may not add as a result of rounding.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 2,866,500, 3,058,103 and 8,792,674 for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively.

Stock-Based Compensation

At March 31, 2006, the Company had four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees. These plans are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value based method. Under the fair value based method, the estimated fair value of stock incentive awards is charged against income over the vesting period.

Under APB Opinion No. 25 and SFAS No. 123, the Company recognizes compensation cost over the explicit vesting period, including awards subject to acceleration of vesting upon retirement. The SEC Staff has indicated for employees becoming eligible to retire during the explicit service period, such period is considered “nonsubstantive” for service performance. The SEC Staff accepts the practice of recognizing the compensation cost over the explicit service period in those cases, but only until such time as the Company adopts SFAS No. 123(R), “Share-Based Payment” (see Recent Accounting Pronouncements for further discussion). At that time, compensation cost will be recognized over the period through the date the employee first becomes eligible to retire. The impact on recognized compensation cost for fiscal 2006, fiscal 2005 and fiscal 2004 is not material had the Company applied the nonsubstantive vesting provisions of SFAS No. 123(R).

	Fiscal Year
	2006	2005	2004
Net income, as reported	$634.0	$810.2	$519.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8.6	6.0	4.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36.2)	(35.0)	(39.9)

Pro forma net income	$606.4	$781.2	$484.4

Earnings per share:
Basic—as reported	$3.41	$4.27	$2.77
Basic—pro forma	3.27	4.12	2.59

Diluted—as reported	3.38	4.22	2.75
Diluted—pro forma	3.23	4.07	2.57

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The weighted average fair values of stock awards granted during fiscal 2006, fiscal 2005 and fiscal 2004 were $16.14, $18.93 and $14.60, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Risk-free interest rate	3.73%	3.58%	2.32%
Expected volatility	41%	48%	48%
Expected lives	3.87 years	3.90 years	3.66 years

Recent Accounting Pronouncements

In June 2005, the FASB issued Staff Position (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment (purchased August 15, 2005 and before). An entity shall recognize the cumulative effect of initially applying this FSP as a change in accounting principle as described in paragraph 20 of APB Opinion No. 20, “Accounting Changes,” and apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and the related FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” to the obligation associated with historical waste, as this type of obligation is an asset retirement obligation. The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by applicable EU-member country. Adoption of the FSP in fiscal 2006 did not impact the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of income. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, therefore this Statement did not impact the Company’s consolidated financial position or results of operations in fiscal 2006, but may in future periods.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143.” This interpretation clarifies use of the

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

term conditional asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS No. 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. During fiscal 2006, as a result of adopting FIN 47 the Company recorded a Cumulative Effect of a Change in Accounting Principle of $5.6 ($4.3 after tax) or 2 cents per share.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) eliminates the alternative of using APB Opinion No. 25’s intrinsic value method of accounting. Under APB Opinion No. 25, issuing stock options generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. On April 14, 2005, the SEC Staff postponed implementation of SFAS No. 123(R) and the Company plans to adopt SFAS No. 123(R) during the first quarter of fiscal 2007 using the “modified prospective” method. Expensing of employee stock options and awards is expected to result in the recognition of approximately $65 of pre-tax expense, three-quarters of which is projected to be in selling, general and administrative expense and the balance in costs of services. The $65 is an estimate, as the actual amount is subject to the number of options granted and changes in the share price of CSC. The fiscal 2007 estimate is approximately $55 pre-tax higher than amounts recorded in fiscal 2006 under APB Opinion No. 25.

Note 2—Discontinued Operations

The Company exchanged its CSC Health Plan Solutions (HPS) business, which was previously included in the Global Commercial segment, for approximately 7.13 million of CSC common shares held by a subsidiary of DST Systems Inc., which shares were valued at $324.6 and included in treasury stock, on April 29, 2005. The transaction was structured in accordance with Section 355 of the Internal Revenue Code. The Company realized a gain, which it expects to be exempt from income tax, of $22.9 on the transaction. The revenue and expenses of HPS have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The Company sold its equity interest in the international and other select operations of DynCorp for $850 including $75 of 13% preferred stock of DynCorp International (DI) on February 11, 2005. CSC sold the interest to allow the Company’s U.S. Federal segment to continue concentrating on its core competency of providing information technology, engineering and professional services to the U.S. federal government. The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8. The Company realized an after tax gain of approximately $267.2 on the transaction net of taxes of $80.0. The gain was subject to working capital adjustments. During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DI. As a result the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. Also during fiscal 2006, the Company recognized $20.2 of preferred stock dividend income which is included in interest income in the consolidated statements of income.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 2—Discontinued Operations (Continued)

The following discloses the results of the discontinued operations:

	Fiscal Year
	2006	2005	2004
Revenue	$8.0	$1,790.5	$1,319.7
Income before taxes	(.1)	138.3	70.2
Income from discontinued operations		85.0	43.2

The following is a summary of the assets and liabilities of operations held for sale as of April 1, 2005. The amounts listed as of April 1, 2005 include Health Plan Solutions only which were reported in the Global Commercial sector.

April 1, 2005
Total receivables, net	$28.8
Prepaid expenses and other assets	2.0
Goodwill and certain intangibles	50.5
Property, plant and equipment	2.5

Total assets held for sale	$83.8

Accounts payable	$3.1
Accrued expenses	9.0
Deferred income taxes	2.6
Other long-term liabilities	2.2

Total liabilities of operations held for sale	$16.9

Note 3—Acquisitions

The acquisition of DynCorp was completed during March 2003. The purchase price was allocated to its net assets based on estimates of fair values calculated using facts and circumstances that existed at the acquisition date. Included in these fair value calculations were amounts for certain pre-acquisition contingent liabilities deemed payable based upon the anticipated occurrence of certain future events. During fiscal 2006, the Company resolved these pre-acquisition contingent liabilities related to the DynCorp acquisition. As a result, approximately $6.5 of preacquisition liabilities were reversed and recorded as a reduction of cost of services in the consolidated statements of income during fiscal year 2006.

Goodwill of $738.2 recognized on the DynCorp acquisition was assigned to the U.S. Federal sector, $69.3 of which is deductible for tax purposes.

As a result of the acquisition of DynCorp, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The involuntary termination related to 63 DynCorp employees, revised from the original estimate of 75. As of March 31, 2006, all 63 employees had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 3—Acquisitions (Continued)

included in the purchase price allocation for DynCorp are presented in the following table. Components of the acquisition integration liabilities included in the purchase price allocation for DynCorp are as follows:

	Acquisition Integration Liabilities	Paid as of March 31, 2006	Balance Remaining at March 31, 2006
Severance payments	$7.1	$7.1
Facility consolidations	66.6	48.0	$18.6
Other	6.1	3.4	2.7

Total	$79.8	$58.5	$21.3

During fiscal 2006, the Company finalized a scheme of arrangement to acquire the 26.9% of CSA Holdings Ltd (CSAH) not owned by the Company’s wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). The arrangement allows for better integration of similar businesses between CSAH and CSC’s other operations. The purchase price of the remaining interest was 75.5 million Singapore dollars (approximately $44). The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAH’s results of operations have been included with the Company’s from the date of acquisition, October 17, 2005. Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

As a result of the December 2000 acquisition of Mynd Corporation, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate Mynd into the Company. The remaining acquisition integration liabilities remaining for severance and facility consolidations at March 31, 2006 were $18.5.

Note 4—Goodwill

During the second quarter ended September 30, 2005, the Company completed its annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended March 31, 2006 and April 1, 2005 (in millions):

	Global Commercial Sector Segment	U.S. Federal Sector Segment	Total
Balance as of April 2, 2004	$1,758.5	$539.0	$2,297.5

Additions	1.4	10.9	12.3
Dispositions	(9.1)		(9.1)
Foreign currency translation	42.7		42.7

Balance as of April 1, 2005	1,793.5	549.9	2,343.4

Additions	17.2	3.7	20.9
Dispositions
Foreign currency translation	(58.0)		(58.0)

Balance as of March 31, 2006	$1,752.7	$553.6	$2,306.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 4—Goodwill (Continued)

The Global Commercial additions to goodwill during fiscal 2006 relate to the acquisition of 26.9% of CSA Holdings Ltd. This addition to goodwill is not deductible for tax purposes. See Note 3—Acquisitions for further details. The U.S. Federal additions to goodwill during fiscal 2006 relate to a purchase adjustment for the acquisition of the minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.” The Global Commercial additions to goodwill during fiscal 2005 relate to an earn-out payment associated with an acquisition in Europe; the dispositions relate to divestments of small non-core businesses in Europe and Australia. Additions to U.S. Federal goodwill during fiscal 2005 relate to the purchase of a minority share in a joint venture. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

Note 5—Other Intangible Assets

A summary of amortizable intangible assets as of March 31, 2006 and April 1, 2005 is as follows:

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,185.7	$732.4	$453.3
Outsourcing contract costs	2,288.1	1,112.8	1,175.3
Customer and other intangible assets	172.2	95.6	76.6

Total intangible assets	$3,646.0	$1,940.8	$1,705.2

	April 1, 2005
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,100.6	$639.3	$461.3
Outsourcing contract costs	2,223.1	943.5	1,279.6
Customer and other intangible assets	170.4	83.0	87.4

Total intangible assets	$3,494.1	$1,665.8	$1,828.3

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $435.6, $403.2 and $344.9 for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively. Estimated amortization related to intangible assets at March 31, 2006 for each of the subsequent five years, fiscal 2007 through fiscal 2011, is as follows: $357, $290, $261, $217 and $145, respectively.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	March 31, 2006	April 1, 2005
Commercial software products	$192.9	$199.4
Internal-use software	26.8	36.8
Purchased software	233.6	225.1

Total	$453.3	$461.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 5—Other Intangible Assets (Continued)

Amortization of capitalized software development costs and purchased software included in depreciation and amortization was $1,091.8, $1,051.0 and $966.0 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, consisted of the following:

	Fiscal Year Ended
	March 31, 2006	April 1, 2005	April 2, 2004
Commercial software products	$53.4	$54.8	$57.9
Internal-use software	15.9	26.2	21.3
Purchased software	77.5	61.7	58.3

Total	$146.8	$142.7	$137.5

Note 6—Special Items

Effective February 28, 2006, Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company. As a result the Company recorded a non-cash special item of $77.3 ($48.3 after tax) or 26 cents per share. The charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value, the loss on sale of equipment to Nortel, severance costs and costs associated with terminating the contract. The Nortel contract is included in the Global Commercial reporting segment.

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

During fiscal 2004, the Company completed its review of operations, product strategies and the carrying value of its assets to identify any potential exit or disposal activities in connection with the DynCorp acquisition of March 2003. As a result, special items of $22.7 ($14.6 after tax) or 8 cents per share were recorded during fiscal 2004. The charges include the net book value of equipment and related disposal costs for equipment unable to accommodate the larger, integrated U.S. Federal sector business, and whose use has been discontinued. In addition, the Company determined that certain CSC facilities were no longer needed as a result of the acquisition, and costs to exit those facilities are also included in the special items. Since its acquisition of DynCorp, the Company has recorded $27.9 ($17.9 after tax) or 10 cents per share of special charges related to exit and disposal activities arising from the acquisition.

Note 7—Income Taxes

Total income tax expense was allocated as follows:

	Fiscal Year
	2006	2005	2004
Income from continuing operations	$244.1	$219.0	$200.5
Income from discontinued operations	22.3	53.3	27.0
Cumulative effect on prior years of changes in accounting principles	(1.3)

Total	$265.1	$272.3	$227.5

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

The sources of income before taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2006	2005	2004
Domestic entities	$585.6	$468.5	$499.0
Entities outside the United States	235.5	246.9	177.7

Total	$821.1	$715.4	$676.7

The provision for income tax expense on income from continuing operations is classified between current and deferred and by taxing jurisdiction in the following manner:

	Fiscal Year
	2006	2005	2004
Current:
Federal	$82.3	$(22.5)	$(6.0)
State	(6.4)	9.6	8.9
Foreign	52.1	86.8	40.1

	128.0	73.9	43.0

Deferred:
Federal	75.0	111.0	151.1
State	5.3	13.1	(6.8)
Foreign	35.8	21.0	13.2

	116.1	145.1	157.5

Total provision for taxes	$244.1	$219.0	$200.5

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	(.1)	.7	.8
Amortization differences	(5.4)	(7.8)	(3.7)
Foreign rate differential	3.8	3.4	1.3
Investment basis differences	(1.3)	(1.6)	(3.0)
Other	(2.3)	.9	(.8)

Effective tax rate	29.7%	30.6%	29.6%

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 31, 2006	April 1, 2005
Deferred tax assets (liabilities)
Currency exchange	$11.8	$4.7
Other liabilities	33.7	43.7
Other assets	55.1	23.1
Investment basis differences	69.7	53.8
Employee benefits	170.7	159.3
Tax loss/credit carryforwards	248.3	199.6
Depreciation and amortization	(357.1)	(519.7)
Contract accounting	(448.6)	(346.9)
Deferred revenue	(55.3)
Prepayments	(33.0)	(32.8)

Subtotal	(304.7)	(415.2)
Valuation allowance	(184.7)	(89.5)
Deferred balances classified as liabilities held for sale		2.6

Total deferred tax liabilities	$(489.4)	$(502.1)

Of the deferred tax amounts above, $384.7, and $272.1 are included in the current income tax liability accounts at March 31, 2006 and April 1, 2005, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

During fiscal 2001 the Company made a net investment in an unconsolidated limited partnership. The difference between the investment’s book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset at March 31, 2006 of $69.8 represents the expected reduction of the Company’s foreign income taxes payable or increases to loss carryforwards over the next three years.

The increase to the valuation allowance for the fiscal year ended March 31, 2006 of $95.2 relates primarily to deferred tax assets for net operating losses in certain foreign and state tax jurisdictions. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred taxes are realizable we consider the period of expiration of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

In the opinion of management the Company has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 31, 2006, $250.2 was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon consideration of all relevant facts and circumstances, it is the opinion of the Company’s management the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operation.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 7—Income Taxes (Continued)

At March 31, 2006, the Company has available unused foreign net operating loss (NOL) carryforwards of approximately $736.6 and state and local NOL carryforwards of approximately $1,509.8 that expire over various future periods.

The Company is currently the beneficiary of tax holiday incentives in India which expire in fiscal years 2007 and 2010. As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $5.8, $4.4 and $3.4 during fiscal years 2006, 2005 and 2004, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $904.6 as of March 31, 2006. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends from controlled foreign corporations. The Company determined that the incremental cost of the repatriation did not produce a corresponding economic benefit, and as a result, it did not make a repatriation under this provision.

During fiscal 2004, the Internal Revenue Service (IRS) commenced an examination of the Company’s federal income tax returns for fiscal years 1995 through 1999. Although the outcome of tax audits is always uncertain, in the opinion of management, the resolution of this audit is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

The IRS has completed its examination of the Company’s federal income tax returns for the fiscal years 1992 through 1994. The results did not have a material effect on the Company’s consolidated financial position or results of operations.

Note 8—Receivables

Receivables consist of the following:

	March 31, 2006	April 1, 2005
Billed trade accounts	$2,177.5	$2,173.0
Unbilled recoverable amounts under contracts in progress	1,430.9	1,246.4
Other receivables	137.9	118.3

Total	$3,746.3	$3,537.7

As of March 31, 2006, there were no billed trade accounts receivable for long-term contracts that are unpaid by customers under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer. Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $882.5, including $351.1 which is expected to be collected during fiscal 2007 and $531.4 which is expected to be collected within fiscal 2008 and thereafter.

Note 9—Debt

Short-term

The Company has a commercial paper program. The program is backed by a multi-year facility which expires on August 13, 2009. The Company’s classification of any outstanding commercial paper is determined by

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 9—Debt (Continued)

the expiration date of this credit facility. At March 31, 2006 and April 1, 2005, the Company had no commercial paper outstanding. The weighted average interest rate on the Company’s commercial paper borrowings was 3.2% and 1.4% for the years ended March 31, 2006 and April 1, 2005, respectively.

The Company had $56.6 and $78.4 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of March 31, 2006 and April 1, 2005, respectively. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 3.8% at March 31, 2006 and 2.0% at April 1, 2005.

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

Long-term

The following is a summary of long-term debt:

	March 31, 2006	April 1, 2005
6.25% term notes, due March 2009	$200.0	$200.0
7.375% term notes, due June 2011	498.1	497.7
5.00% term notes, due February 2013	297.4	297.0
3.50% term notes, due April 2008	298.7	298.1
Capitalized lease liabilities	106.9	16.6
Notes payable.	4.4	.9

Total long-term debt	1,405.5	1,310.3
Less current maturities	28.7	7.3

Total	$1,376.8	$1,303.0

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $381.7 (2006) and $52.9 (2005), less accumulated amortization of $102.7 and $30.9, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, $5,042.1 of retained earnings was available for cash dividends at March 31, 2006.

The carrying value of the Company’s long-term debt was $1,405.5 and $1,310.3 at March 31, 2006 and April 1, 2005, as shown above. The corresponding fair value was approximately $1,409.3 and $1,366.2 using the interest rates available to the Company for debt of the same remaining maturities.

Maturities of long-term debt, capital lease payments, and other long-term obligations by fiscal year are $28.7 (2007), $34.7 (2008), $521.6 (2009), $8.7 (2010), $9.7 (2011), and $802.1 thereafter.

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

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 31, 2006:

	Fiscal 2007	Fiscal 2008	Fiscal 2009 and thereafter	Total
Performance guarantees:
Surety bonds	$67.5	$5.4		$72.9
Letters of credit	219.7	.6	$19.1	239.4
Standby letters of credit	95.0	1.2	8.3	104.5
Foreign subsidiary debt guarantees	537.1	3.0	23.5	563.6

Total	$919.3	$10.2	$50.9	$980.4

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

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

Pension Plans

The following tables provide reconciliations of the changes in the pension plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Reconciliation of Benefit Obligation
Projected benefit obligation at beginning of year	$1,764.9	$1,486.7	$1,895.9	$1,390.2
Service cost	118.3	101.4	81.4	69.5
Interest cost	102.5	95.1	87.7	75.9
Plan participants’ contributions	43.6	40.3	30.2	29.7
Amendments		(19.0)	.4
Business/contract acquisitions	2.6	14.2	8.0	89.0
Settlement/curtailment		(.1)
Actuarial loss	7.3	103.1	248.7	168.8
Benefits paid	(62.3)	(56.8)	(70.8)	(53.3)
Foreign currency exchange rate changes			(193.7)	126.1

Projected benefit obligation at end of year	$1,976.9	$1,764.9	$2,087.8	$1,895.9

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$1,405.3	$1,184.2	$1,421.6	$1,095.2
Actual return on plan assets	90.4	141.2	240.7	130.3
Employer contributions	126.6	88.5	159.6	48.1
Plan participants’ contributions	43.6	40.3	30.2	29.7
Benefits paid	(62.3)	(56.8)	(70.8)	(53.3)
Business/contract acquisitions (disposition)	2.6	7.9	.1	77.5
Foreign currency exchange rate changes			(146.5)	94.1

Fair value of plan assets at end of year	$1,606.2	$1,405.3	$1,634.9	$1,421.6

Funded Status
Funded status at end of year	$(370.7)	$(359.6)	$(452.9)	$(474.3)
Unrecognized actuarial loss	269.9	264.1	427.0	383.2
Unrecognized transition obligation			10.5	10.6
Unrecognized prior service cost	9.3	12.7	2.8	6.2
Contribution adjustment	20.2	27.4	22.0	82.3

Net amount recorded in balance sheets	$(71.3)	$(55.4)	$9.4	$8.0

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Prepaid benefit cost		$.1	$96.2	$17.4
Accrued benefit liability	$(199.4)	(199.0)	(111.6)	(46.5)
Intangible asset	13.6	16.8	2.4	10.9
Accumulated other comprehensive income	114.5	126.7	22.4	26.2

Net amount recorded in balance sheets	$(71.3)	$(55.4)	$9.4	$8.0

The accumulated benefit obligation at the end of 2006 and 2005 was $3,489.4 and $3,127.5, respectively.

As of March 31, 2006 and April 1, 2005, the balance of minimum liability adjustments included in accumulated other comprehensive income was $83.5 (net of related taxes of $53.4) and $97.7 (net of related taxes of $55.2), respectively.

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations for the years ended March 31, 2006 and April 1, 2005:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	5.9%	5.9%	4.9%	5.3%
Rates of increase in compensation levels	4.6%	4.6%	3.5%	3.6%

The following table provides selected information for the pension plans as of March 31, 2006 and April 1, 2005:

	U.S. Plans		Non-U.S. Plans		Plans with Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets (U.S. and Non-U.S.)
	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$1,976.9	$1,764.9	$2,087.8	$1,895.9	$2,227.9	$3,322.4
Accumulated benefit obligation	1,821.8	1,628.0	1,667.6	1,499.5	2,027.4	2,848.5
Fair value of plan assets	1,606.2	1,405.3	1,634.9	1,421.6	1,706.2	2,513.5

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Service cost	$118.3	$101.4	$85.8	$81.4	$69.5	$55.7
Interest cost	102.5	95.1	83.6	87.7	75.9	55.2
Expected return on assets	(112.6)	(101.1)	(87.0)	(93.0)	(76.3)	(51.4)
Amortization of transition obligation		(.8)		1.1	.9	.7
Amortization of prior service costs	3.4	3.2	4.9	1.0	1.0	.9
Amortization of unrecognized net loss	23.6	14.8	6.4	16.2	10.9	11.7
Settlement/curtailment		.7	2.4

Net periodic pension cost	$135.2	$113.3	$96.1	$94.4	$81.9	$72.8

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Discount or settlement rates	5.9%	6.3%	6.7%	5.3%	5.4%	5.5%
Expected long-term rates of return on assets	8.5%	8.5%	8.5%	7.1%	6.9%	7.2%
Rates of increase in compensation levels	4.6%	4.6%	5.1%	3.7%	3.5%	3.4%

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

The asset allocation of pension plans at December 31, 2005 and 2004 is as follows:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Asset Category:
Equity securities	70%	71%	63%	56%
Debt securities	29	28	23	20
Participant directed			8	8
Other	1	1	6	16

Total	100%	100%	100%	100%

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

Information about the expected cash flows for pension plans is as follows:

	U.S. Plans	Non-U.S. Plans
Expected Employer Contributions
2007	$125	$115
Expected Benefit Payments
2007	65	60
2008	75	60
2009	80	60
2010	95	65
2011	105	65
2012-2016	735	355

Postretirement Benefit Plans

The following tables provide reconciliations of the changes in the postretirement benefit plans’ benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$121.4	$125.9	$7.0	$5.3
Service cost	1.4	1.4	.3	.2
Interest cost	6.8	7.2	.4	.3
Plan participants’ contributions	1.6	1.2
Amendments			.8
Business combinations	.4		.1
Curtailment	(1.7)
Actuarial (gain) loss	27.5	(7.0)	2.0	.9
Benefits paid	(7.9)	(7.3)	(.1)	(.1)
Foreign currency exchange rate changes			.3	.4

Benefit obligation at end of year	$149.5	$121.4	$10.8	$7.0

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$74.0	$60.7
Actual return on plan assets	3.5	6.7
Employer contributions	5.4	12.7
Plan participants’ contributions	1.6	1.2
Benefits paid	(7.9)	(7.3)

Fair value of plan assets at end of year	$76.6	$74.0

Funded status
Funded status at end of year	$(72.9)	$(47.4)	$(10.8)	$(7.0)
Unrecognized actuarial loss	42.2	14.0	3.5	1.9
Unrecognized transition obligation	10.7	12.3
Unrecognized prior service cost	3.3	3.5	.4	.4
Contribution adjustment	1.4

Net amount recorded in balance sheets	$(15.3)	$(17.6)	$(6.9)	$(4.7)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Prepaid benefit cost	$33.5	$13.4
Accrued benefit liability	(48.8)	(31.0)	$(6.9)	$(4.7)

Net amount recorded	$(15.3)	$(17.6)	$(6.9)	$(4.7)

At March 31, 2006 and April 1, 2005, the Company had no postretirement benefit plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

For U.S. plans, a weighted-average discount rate of 5.9% was used in the determination of the Company’s postretirement benefit obligation for the years ended March 31, 2006 and April 1, 2005. For non-U.S. plans, a weighted-average discount rate of 5.2% and 6.0% was used in the determination of the Company’s postretirement benefit obligation for these years, respectively.

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for the primary U.S. postretirement benefit plans was 7.6% for fiscal 2006, declining to 5.0% for 2010 and subsequent years. For the non-U.S. postretirement benefit plans, it was 8.2% for fiscal 2006, declining to 5.0% for 2013 and subsequent years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 31, 2006	$12.6	$(12.7)
Effect on net periodic postretirement benefit cost for fiscal 2006	.8	(.8)

The net periodic benefit cost for U.S. and non-U.S. postretirement benefit plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Service cost	$1.4	$1.4	$1.3	$.3	$.2	$.2
Interest cost	6.8	7.2	7.1	.4	.3	.3
Expected return on assets	(6.2)	(5.1)	(3.9)
Amortization of transition obligation	1.6	1.6	1.6	.1
Amortization of prior service costs	.7	.6	.6	.7	.1	.1
Recognized actuarial loss (gain)	.1	.6	1.1	.1

Net provision for benefit cost	$4.4	$6.3	$7.8	$1.6	$.6	$.6

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 10—Pension and Other Benefit Plans (Continued)

The weighted-averages of the assumptions used to determine net provision for benefit cost were as follows (See the above discussion of Pension Plans for how the assumptions are developed):

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Discount or settlement rates	5.9%	6.3%	6.6%	5.5%	6.4%	6.9%
Expected long-term rates of return on assets (1)	8.5%	8.5%	8.7%

(1)	The Company had no other postretirement benefit plan assets outside the U.S.

The asset allocation for U.S. postretirement benefit plans at December 31, 2005 and 2004 is as follows:

	Percentage of Plan Assets at Year End
Asset Category	2005	2004
Equity securities	63%	61%
Debt securities	33	36
Cash	4	3

Total	100%	100%

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

Expected Employer Contributions
2007	$5
Expected Benefit Payments
2007	$10
2008	10
2009	10
2010	10
2011	10
2012-2016	50

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 31, 2006, plan assets included 11,121,136 shares of the Company’s common stock. During fiscal 2006, fiscal 2005 and fiscal 2004, the Company contributed $123.6, $108.1 and $115.5, respectively.

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

The liability under this Plan amounted to $83.1 at March 31, 2006 and $75.7 at April 1, 2005. The Company’s expense under the Plan totaled $5.8, $5.2 and $4.4 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Note 11—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $299.6, $330.8 and $388.9 for the years ended March 31, 2006, April 1, 2005 and April 2, 2004, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2006 are as follows:

Fiscal Year	Real Estate	Equipment
2007	$187.1	$82.3
2008	166.1	30.7
2009	146.8	16.7
2010	118.4	6.9
2011	89.6	1.8
Thereafter	146.5

	$854.5	$138.4

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from one to five years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2007 through fiscal 2011, are as follows: $484.5, $332.7, $281.3, $38.6 and $46.1, respectively.

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

The Company indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret. CSC’s indemnification covers costs to defend customers from claims, court awards or related settlements. The Company maintains the right to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to customer software license indemnification. Management considers the likelihood of incurring future costs to be remote. Accordingly, the Company has not recorded a related liability.

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insured for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney’s fees and costs. The Company intends to defend itself vigorously against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above. Considering the early stage of the Hensley case, the complicated issues presented by that matter, the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter. It is possible that the Company’s business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter. Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies. Depending on the ultimate resolution of these matters, some may be material to the Company’s operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated financial statements.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 11—Commitments and Contingencies (Continued)

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which also involves some billings for continuing services, is expected to be resolved pursuant to scheduled negotiations or impending legal and arbitration proceedings. As of March 31, 2006, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company’s assets include $37 of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has submitted 16 Requests for Equitable Adjustment (REAs) totaling in excess of $900 on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $770 of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs. We believe we have a legal basis for pursuing recovery of these REAs and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to other matters in the ordinary course of business. Whether any losses, damages or remedies ultimately resulting from such other matters could reasonably have a material effect on the Company’s business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time. Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

Note 12—Stock Incentive Plans

Employee Incentives

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.

At March 31, 2006 7,169,519 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Fiscal Year
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	17,826,266	$40.78	18,254,993	$40.23	17,477,005	$41.03
Granted, market options	3,084,300	44.49	3,089,370	39.95	2,417,875	33.83
Granted, discounted options			234,341	9.76	273,963	8.29
Exercised	(2,777,353)	34.71	(3,052,857)	32.69	(1,056,535)	25.10
Canceled	(883,772)	44.45	(699,581)	48.10	(857,315)	46.50

Outstanding, end of year	17,249,441	42.22	17,826,266	40.78	18,254,993	40.23

Exercisable, end of year	11,624,012	43.05	11,349,899	42.64	10,565,879	41.77

	March 31, 2006
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 8.29 - $34.90	4,718,814	$30.73	5.77	3,927,628	$31.52
$35.00 - $44.30	5,654,195	41.56	8.15	1,267,038	39.01
$44.33 - $53.13	4,868,504	47.21	5.14	4,466,483	47.30
$53.25 - $78.94	2,007,928	59.00	3.52	1,962,863	59.09

The Company uses the intrinsic value based method of accounting for stock options, under which compensation cost is equal to the excess, if any, of the quoted market price of the stock at the option grant date over the exercise price, and is amortized over the vesting period. Pre-tax compensation cost recognized with respect to stock options was $4.4, $7.1 and $7.3 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Stock Awards

Stock awards consist of restricted stock and restricted stock units (“RSUs”). Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The restrictions on shares of CSC restricted stock normally lapse on the first, second and third anniversaries of the date of issuance for awards issued in lieu of cash bonuses and on the third, fourth and fifth anniversaries for all others. RSUs are issued at a price of $0 and vest on the third, fourth and fifth anniversaries of the date of grant. Upon the vesting date, the vested RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

Information concerning stock awards granted under stock incentive plans is as follows:

	Fiscal Year
	2006	2005	2004
	Number of Shares	Number of Shares	Number of Shares
Outstanding, beginning of year	333,652	30,855
Granted	505,928	302,797	30,855
Released/Redeemed	(10,589)
Forfeited/Canceled	(33,000)

Outstanding, end of year	795,991	333,652	30,855

The Company uses the intrinsic value based method of accounting for stock awards, under which compensation cost is equal to the quoted market price of the stock at the date of grant to the employee and is amortized over the restriction or vesting period. Pre-tax compensation cost recognized with respect to stock awards was $7.4, $2.2 and $.1 during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Nonemployee Director Incentives

During fiscal 1998, the Company adopted a stock incentive plan which authorized the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At March 31, 2006, 6,783 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	Fiscal Year
	2006	2005	2004
	Number of Shares	Number of Shares	Number of Shares
Outstanding, beginning of year	69,285	68,817	53,617
Granted	11,400	13,000	15,200
Redeemed	(21,164)	(12,532)

Outstanding, end of year	59,521	69,285	68,817

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 12—Stock Incentive Plans (Continued)

The Company uses the intrinsic value based method of accounting for RSUs, under which compensation cost is equal to 100% of the total number of the RSUs awarded, multiplied by the quoted market price of the stock at the date of award, and is amortized over the vesting period. Compensation cost recognized with respect to RSUs was $0.5, $0.6 and $0.6 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 14—Segment and Geographic Information (Continued)

As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The U.S. Federal sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended March 31, 2006, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global Commercial Sector	U.S. Federal Sector	Corporate	Total
2006
Revenues	$9,561.6	$5,054.0		$14,615.6
Earnings (loss) before special items, interest and taxes	639.5	352.4	$(30.1)	961.8
Depreciation and amortization	931.6	142.9	17.3	1,091.8
Assets	8,293.6	3,511.8	1,137.9	12,943.3
Capital expenditures for long-lived assets	1,105.6	85.0	29.8	1,220.4
2005
Revenues	9,382.7	4,675.9		14,058.6
Earnings (loss) before special items, interest and taxes	619.5	313.0	(47.8)	884.7
Depreciation and amortization	890.6	142.3	18.1	1,051.0
Assets	8,865.7	3,169.7	598.5	12,633.9
Capital expenditures for long-lived assets	1,248.0	185.1	36.2	1,469.3
2004
Revenues	8,464.6	4,983.1	.2	13,447.9
Earnings (loss) before special items, interest and taxes	521.3	369.7	(31.0)	860.0
Depreciation and amortization	821.4	124.9	19.7	966.0
Assets	7,937.3	3,473.7	393.0	11,804.0
Capital expenditures for long-lived assets	1,168.6	147.2	27.0	1,342.8

Note: The depreciation and amortization and capital expenditures for long-lived assets disclosed above are reported on a continuing operations basis and therefore will not agree to amounts disclosed in the consolidated statement of cash flows.

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Fiscal Year
	2006	2005	2004
Earnings before special items, interest and taxes	$961.8	$884.7	$860.0
Interest expense	(104.2)	(156.8)	(169.8)
Interest income	40.8	16.1	9.2
Special items	(77.3)	(28.6)	(22.7)

Income before taxes	$821.1	$715.4	$676.7

The earnings before special items, interest and taxes provide useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 14—Segment and Geographic Information (Continued)

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 31, 2006 is as follows:

	Fiscal Year
	2006		2005		2004
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$9,078.3	$1,372.2	$8,505.6	$1,340.3	$8,555.3	$1,199.6
Europe:
United Kingdom	2,005.1	393.5	2,083.0	378.0	1,773.7	344.5
Other Europe	2,171.7	244.1	2,242.7	298.3	1,908.1	285.9
Other International	1,360.5	310.3	1,227.3	348.8	1,210.8	340.0

Total	$14,615.6	$2,320.1	$14,058.6	$2,365.4	$13,447.9	$2,170.0

The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 35%, 33% and 37% of the Company’s revenues for fiscal 2006, 2005 and 2004, respectively. At March 31, 2006, approximately 48% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2006, fiscal 2005 or fiscal 2004.

Note 15—Agreements with Equifax

The Company has an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the Bureaus) are affiliated credit bureaus of ECIS and purchase credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase CSC’s credit reporting business (Credit Reporting Put Option). The option requires six months’ advance notice and expire on August 1, 2013. The exercise price of the option is equal to the appraised value of the credit reporting business.

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

Note 16—Subsequent Events

Restructuring Plan—On April 4, 2006 the Company announced a plan to restructure certain operations during fiscal 2007 and 2008. Under the plan the workforce will be reduced by approximately 4,300 employees during fiscal 2007 and 700 employees in 2008. The Company estimates the pre-tax charge for restructuring related activities will be approximately $375 with these costs primarily allocated to the Global Commercial reporting segment. The restructuring charges will be primarily for severance payments.

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2006
In millions except per-share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,582.5	$3,572.6	$3,577.0	$3,883.5
Income from continuing operations before taxes	162.2	144.5	240.6	273.8
Income from continuing operations	108.7	99.5	165.1	203.7
Discontinued operations, net of taxes	22.9		38.4
Cumulative effect of change in accounting principle, net of taxes				(4.3)
Net Income	131.6	99.5	203.5	199.4

Earnings per common share:

Continuing operations	$0.59	$0.54	$0.89	$1.09
Discontinued operations, net of taxes	0.12		0.21
Cumulative effect of change in accounting principle, net of taxes				(0.02)

Basic*	$0.71	$0.54	$1.10	$1.07

Continuing operations	$0.58	$0.53	$0.88	$1.08
Discontinued operations, net of taxes	0.12		0.20
Cumulative effect of change in accounting principle, net of taxes				(0.02)

Diluted*	$0.70	$0.53	$1.08	$1.05

	Fiscal 2005
In millions except per-share amounts	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,297.5	$3,394.0	$3,488.6	$3,878.5
Income from continuing operations before taxes	134.3	154.0	183.1	244.0
Income from continuing operations	92.9	107.8	129.1	166.6
Discontinued operations, net of taxes	17.5	22.7	28.4	245.2
Net Income	110.4	130.5	157.5	411.8

Earnings per common share:

Continuing operations	$0.49	$0.57	$0.68	$0.87
Discontinued operations	0.09	0.12	0.15	1.28

Basic*	$0.59	$0.69	$0.83	$2.15

Continuing operations	$0.49	$0.56	$0.67	$0.86
Discontinued operations	0.09	0.12	0.15	1.27

Diluted	$0.58	$0.68	$0.82	$2.13

*	Amounts may not add as a result of rounding.

A discussion of “Special Items” is included in Note 6 and a discussion of discontinued operations and the gain on sale of discontinued operations is included in Note 2 to the consolidated financial statements.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended March 31, 2006

(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other (1)	Deductions	Balance, End of period
Year ended March 31, 2006
Allowance for doubtful receivables	$53.1	$28.7	$2.5	$15.9	$68.4

Year ended April 1, 2005
Allowance for doubtful receivables	49.4	10.7	5.8	12.8	53.1

Year ended April 2, 2004
Allowance for doubtful receivables	67.8	6.3	(1.7)	23.0	49.4

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

PART II (Continued)

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2006 and, based upon this evaluation, have concluded that they are effective in all material respects. See “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 40 and 41 of this Annual Report on Form 10-K.

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

During the fiscal quarter ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12, 13 and 14 reference is made to the sections entitled “Stock Ownership,” “Proposal 1—Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the captions “Compensation Committee Report” and “Stock Performance.”

PART IV

Item 15. Exhibits, and Financial Statement Schedule

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report. See the index on page 38.

(3) Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement dated as of December 12, 2004 by and among the Company, DynCorp, The Veritas Capital Fund II, L.P. and DI Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2004)

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2	Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

3.3	Bylaws, amended and restated effective May 22, 2006 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated May 30, 2006)

10.1	1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel* (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement for employees* (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.6	Form of Restricted Stock Agreements for employees (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Unit Agreements for employees* (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005)

10.8	Annual Management Incentive Plan, effective April 2, 1983* (incorporated by reference to Exhibit X(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.9	Form FY2006 Annual Management Incentive Plan 1 Worksheet* (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.10	Supplemental Executive Retirement Plan, amended and restated effective February 14, 2006* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2006)

Exhibit Number	Description of Exhibit
10.11	Deferred Compensation Plan, amended and restated effective January 1, 2005* (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 6, 2005)

10.12	Severance Plan for Senior Management and Key Employees, amended and restated effective January 1, 2005* (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated December 6, 2005)

10.13	Severance Agreement with Van B. Honeycutt, effective February 2, 1998* (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.14	Employment Agreement with Van B. Honeycutt, effective May 1, 1999* (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.15	Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003* (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.16	Amendment No. 2 to Employment Agreement with Van B. Honeycutt, effective December 5, 2005* (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.17	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.18	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.19	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.20	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.21	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.22	Rights Agreement dated February 18, 1998, as amended and restated effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005)

10.23	Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

21	Significant Active Subsidiaries and Affiliates of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

*	Management contract or compensatory plan or agreement

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Dated: June 1, 2006
	By:	/s/ VAN B. HONEYCUTT
Van B. Honeycutt, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman and Chief Executive Officer (Principal Executive Officer)	June 1, 2006

/s/ MICHAEL E. KEANE Michael E. Keane	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 1, 2006

/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 1, 2006

/s/ LEON J. LEVEL Leon J. Level	Vice President and Director	June 1, 2006

/s/ IRVING W. BAILEY, II Irving W. Bailey, II	Director	June 1, 2006

/s/ DAVID J. BARRAM David J. Barram	Director	June 1, 2006

/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 1, 2006

/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 1, 2006

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	June 1, 2006

/s/ THOMAS H. PATRICK Thomas H. Patrick	Director	June 1, 2006