Form 10-Q
period 2006-06-30
COMPUTER SCIENCES CORP
filed 2006-08-09
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X]                        Accelerated filer [   ]                              Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No [X]

171,721,159 shares of Common Stock, $1.00 par value, were outstanding on July 26, 2006.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income,
	Three Months Ended June 30, 2006 and July 1, 2005	1

	Consolidated Condensed Balance Sheets,
	June 30, 2006 and March 31, 2006	2

	Consolidated Condensed Statements of Cash Flows
	Three Months Ended June 30, 2006 and July 1, 2005	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	June 30, 2006	July 1, 2005

Revenues	$ 3,556.2	$ 3,582.5

Costs of services	2,883.3	2,926.7
Selling, general and administrative	227.6	205.1
Depreciation and amortization	260.9	269.7
Interest expense	30.7	24.1
Interest income	(26.0)	(5.3)
Special Items	196.9

Total costs and expenses	3,573.4	3,420.3

(Loss) income from continuing operations before taxes	(17.2)	162.2
Taxes on income	38.1	53.5

(Loss) income from continuing operations	(55.3)	108.7
Discontinued operations, net of taxes		22.9

Net (loss) income	$ (55.3)	$ 131.6
	============	============
(Loss) earnings per share:
Continuing operations	$ (0.29)	$ 0.59
Discontinued operations		0.12

Basic	$ (0.29)	$ 0.71
	============	============

Continuing operations	$ (0.29)	$ 0.58
Discontinued operations		0.12

Diluted	$ (0.29)	$ 0.70
	============	============

See accompanying notes

COMPUTER SCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions)	June 30, 2006	March 31, 200
ASSETS
Cash and cash equivalents	$ 1,008.0	$ 1,290.7
Receivables	4,012.9	3,746.3
Prepaid expenses and other current assets	1,250.2	1,268.9
Total current assets	6,271.1	6,305.9

Property and equipment, net	2,392.9	2,320.1
Outsourcing contract costs, net	1,116.6	1,175.3
Software, net	455.8	453.3
Goodwill, net of accumulated amortization	2,339.5	2,306.3
Other assets	465.1	468.7
Total assets	$ 13,041.0 ============	$ 13,029.6 ============

LIABILITIES
Short-term debt and current
maturities of long-term debt	$ 86.8	$ 85.3
Accounts payable	597.5	705.1
Accrued payroll and related costs	750.1	706.5
Other accrued expenses	1,933.6	1,359.7
Deferred revenue	578.6	629.1
Income taxes payable	612.4	655.4
Total current liabilities	4,559.0	4,141.1

Long-term debt, net	1,397.3	1,376.8
Other long-term liabilities	737.1	739.8
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
750,000,000 shares; issued 186,459,540 (2007)
and 194,904,250 (2006)	186.5	194.9
Additional paid-in capital	1,753.3	1,799.2
Earnings retained for use in business	4,581.6	5,042.1
Accumulated other comprehensive income	175.3	106.8
	6,696.7	7,143.0
Less common stock in treasury, at cost, 7,689,335 shares
(2007) and 7,653,655 shares (2006)	(349.1)	(347.1)
Unearned restricted stock		(24.0)
Total stockholders' equity	6,347.6	6,771.9
Total liabilities and stockholders' equity	$ 13,041.0	$ 13,029.6
	============	============

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net (loss) income	$ (55.3)	$ 131.6
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization and other non-cash charges	299.1	296.3
Gain on disposition, net of taxes	(12.2)	(22.9)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(347.0)	(286.8)
Decrease in liabilities	(97.0)	(108.7)

Net cash (used in) provided by operating activities	(212.4)	9.5

Investing activities:
Purchases of property and equipment	(199.4)	(235.4)
Outsourcing contracts	(17.0)	(98.0)
Software	(36.7)	(40.4)
Other investing cash flows	165.8	18.2

Net cash used in investing activities	(87.3)	(355.6)

Financing activities:
Repayment on lines of credit, net	(6.4)	(15.2)
Principal payments on long-term debt	(8.1)	(2.0)
Proceeds from stock option and other common stock transactions	32.1	8.7
Excess tax benefit from stock-based compensation	1.7
Repurchase of common stock		(227.6)
Other financing cash flows	(4.3)	1.6

Net cash provided by (used in) financing activities	15.0	(234.5)

Effect of exchange rate changes on cash and cash equivalents	2.0	(2.4)

Net decrease in cash and cash equivalents	(282.7)	(583.0)

Cash and cash equivalents at beginning of year	1,290.7	1,010.3

Cash and cash equivalents at end of period	$ 1,008.0 ============	$ 427.3 ============

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company has reclassified pension plans which have asset balances from other long-term liabilities to other assets. The reclassifications have been made to prior period consolidated condensed financial statements to conform to the current year presentation. As a result the Company's March 31, 2006 balance sheet reflects an $86.3 reclassification of other long-term liabilities to other assets.

Note 2 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	June 30, 2006	July 1, 2005
(Loss) income from continuing operations	$ (55.3)	$ 108.7
Income from discontinued operations, net of taxes		22.9
Net (loss) income	$ (55.3) ===========	$ 131.6 ===========
Common share information:
Average common shares outstanding for basic EPS	187.536	185.510
Dilutive effect of stock options		1.642
Shares for diluted EPS	187.536 ===========	187.152 ===========
(Loss) income from continuing operations	$ (0.29)	$ 0.59
Income from discontinued operations, net of taxes		0.12
Basic EPS	$ (0.29) ===========	$ 0.71 ===========
(Loss) income from continuing operations	$ (0.29)	$ 0.58
Income from discontinued operations, net of taxes		0.12
Diluted EPS	$ (0.29) ===========	$ 0.70 ===========

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 2 - Earnings Per Share (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 3,215,552 and 7,571,776 for the three months ended June 30, 2006 and July 1, 2005, respectively. An additional 4,052,298 of common stock equivalents were antidilutive due to the net loss for the quarter ended June 30, 2006 and were not included in the computation of diluted EPS.

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

During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DynCorp International (DI). As a result the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. In May 2006 the Company redeemed its preferred stock in DI for $168.6, $23.8 representing dividend receivable, resulting in a gain of $11.2 net of taxes of $7.1. During the three months ended June 30, 2006, the Company recognized $3.6 of preferred stock dividend income which is included in interest income in the consolidated statements of income. No dividend income was recorded during the first quarter of fiscal 2006.

The following presents the results of the discontinued operations for the three months ended July 1, 2005:

	Three Months Ended
	June 30, 2006	July 1, 2005
Revenue		$ 8.0
(Loss) before taxes		(.1)
Net Income

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment." The Company has adopted the modified prospective transition method and therefore has not restated the results of prior periods. Under this method, the Company is required to recognize compensation expense equal to the fair value of partially vested share-based awards at April 1, 2006 over the remaining period of service, as well as the compensation expense for those share-based awards granted or modified on or after April 1, 2006. The total stock-based compensation expense for awards issued on or after April 1, 2006 is recorded on a straight-line basis over the vesting period based on the grant-date fair values. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123. The fair values are estimated using the Black-Scholes-Merton option pricing model as discussed below.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation expense under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The Company disclosed in its prior financial statements certain pro forma net income and earnings per share information under SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

In accordance with SFAS No. 123R, the Company recognized $15.5 of stock-based compensation expense ($10.1 net of tax) for the three months ended June 30, 2006. Of this amount, $4.1 was charged to costs of services and $11.4 was charged to selling, general and administrative expense. As a result of adopting SFAS No. 123R, loss from continuing operations before taxes and net loss for the three months ended June 30, 2006 was $12.5 and $8.2 higher, respectively, than had the Company continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the same period was $(.04) per share.

The following pro forma table illustrates the impact on net earnings and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the three months ended July 1, 2005:

Three Months Ended July 1, 2005
Net income, as reported	$ 131.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.1)

Pro forma net income	$125.2 ===============
Earnings per share:
Basic - as reported	$ 0.71
Basic - pro forma	0.67
Diluted - as reported	0.70
Diluted - pro forma	0.67

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

As indicated, the Company uses the Black-Scholes-Merton model in determining the fair value of options granted. In applying this model, the expected term was calculated based on the Company's historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding. Beginning April 1, 2006, the Company determined separate assumptions for expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior. This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. Government issued Treasury strips with a period commensurate with the expected term of the options. In determining the overall risk-free interest rate, a range of interest rates from 4.77% to 4.87% was applied depending on the applicable job tier and date of grant. Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility. Historical volatility was based on the Company's 10-year historical daily closing price. Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of six months and longer. The range of volatility used for the three months ended June 30, 2006 was 28% to 32%. Forfeitures were estimated based on historical experience.

The weighted average fair values of stock options granted during the three months ended June 30, 2006 and July 1, 2005 were $16.70 and $20.14 per share, respectively. In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Three Months Ended
	June 30, 2006	July1, 2005
Risk-free interest rate	4.84%	3.72%
Expected volatility	28%	42%
Expected lives	4.10 years	4.00 years

Employee Incentive Plans

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs). The Company's standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date. Prior to April 2001, the Company's standard vesting schedule for stock options and awards was one fifth of the shares vested on each of the first five anniversaries of the grant date. Stock options are generally granted for a term of ten years. At June 30, 2006, 3,742,279 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Three Months Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 1, 2006	17,249,441	42.22	6.11	$133.6
Granted	2,967,575	55.42
Exercised	(814,549)	39.37
Canceled/Forfeited/Expired	(120,291)	50.49

Outstanding at June 30, 2006	19,282,176	44.32	6.53	$125.5
Vested and expected to vest in the future at June 30, 2006	18,962,401	44.25	6.50	$124.5
Exercisable at June 30, 2006	13,230,132	42.26	5.32	$106.5

The total intrinsic value of options exercised during the three months ended June 30, 2006 and July 1, 2005 was $15.2 and $4.8, respectively. The total intrinsic value of stock options is based on the difference between the fair market value at June 30, 2006 (for options outstanding), or date of exercise, less the applicable exercise price. The total grant date fair value of stock options vested during the three months ended June 30, 2006 and July 1, 2005 was $37.0 and $48.7, respectively.

The cash received from stock options exercised during the quarter was $32.1. During the three months ended June 30, 2006 the Company realized income tax benefits of $5.7 related to the exercise of these stock options.

As of June 30, 2006 there was $67.0 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.16 years.

Stock Awards

Stock awards consist of restricted stock and restricted stock units ("RSUs"). Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The restrictions on shares of CSC restricted stock normally lapse on the first, second and third anniversaries of the date of issuance for awards issued in lieu of cash bonuses, and on the third, fourth and fifth anniversaries for all others.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

The restrictions on RSUs vest on the first, second and third anniversaries of the date of issuance for those issued in lieu of cash bonuses, and on the third, fourth and fifth anniversaries for all others. Upon the vesting date, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

Information concerning stock awards granted under stock incentive plans is as follows:

	Three Months Ended June 30, 2006
	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	795,991	$43.10
Granted	560,752	$55.35
Released/Redeemed	(89,654)	$44.18
Forfeited/Canceled
Outstanding at June 30, 2006	1,267,089 ========	$48.45

As of June 30, 2006 there was $55.8 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.45 years.

Nonemployee Director Incentives

During fiscal 1998, the Company adopted a stock incentive plan which authorized the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company's Board of Directors.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company's stockholders following the date they are granted and are issued at a price of $0. The Company had 59,521 shares outstanding as of April 1, 2006 and June 30, 2006. No RSUs were granted to nonemployee directors during the quarter. The weighted average fair value of these awards as of April 1, 2006 and June 30, 2006 was $49.47.

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

As of June 30, 2006 there was less than $.1 of total unrecognized compensation expense related to unvested nonemployee director RSUs. The cost is expected to be fully recognized as of the annual stockholders' meeting on July 31, 2006.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	June 30, 2006	July 1, 2005
Property and equipment	$3,194.0	$3,225.5

Goodwill	329.1	326.6

Note 6 - Dividends

No dividends were paid during the periods presented. At June 30, 2006 and March 31, 2006, there were 186,459,540 and 194,904,250 shares, respectively, of $1.00 par value common stock issued including 7,689,335 and 7,653,655 shares, respectively, of treasury stock as of June 30, 2006 and March 31, 2006.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $32.4 and $26.3 for the three months ended June 30, 2006 and July 1, 2005, respectively. Net cash payments for taxes on income were $81.5 and $26.0 for the three months ended June 30, 2006 and July 1, 2005, respectively.

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	June 30, 2006	July 1, 2005

Net (loss) income	$ (55.3)	$ 131.6
Foreign currency translation adjustment	79.5	(114.6)
Unfunded pension adjustment	(4.0)
Unrealized (loss) gain on available for sale securities	(.1)	.3
Reclassification adjustment for gains realized in net loss	(6.9)
Comprehensive income	$ 13.2 ==========	$ 17.3 =========

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized (loss) gain on available for sale securities.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

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

	Global Commercial	U.S. Federal	Corporate	Total
Three Months Ended June 30, 2006
Revenues	$ 2,264.6	$ 1,291.6		$ 3,556.2
Earnings (loss) before interest, special items and taxes	106.7	92.9	$ (15.2)	184.4

Three Months Ended July 1, 2005
Revenues	$ 2,361.6	$ 1,220.9		$ 3,582.5
Earnings (loss) before special items, and taxes	104.1	85.5	$ (8.6)	181.0

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	First Quarter Ended
	June 30, 2006	July 1, 2005
Earnings before special items, interest and taxes	$ 184.4	$ 181.0
Interest expense	(30.7)	(24.1)
Interest income	26.0	5.3
Special items	(196.9)
(Loss) income before taxes	$ (17.2) ==========	$ 162.2 =========

Note 10 - Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the three months ended June 30, 2006 is as follows:

	Global Commercial	U.S. Federal	Total

Balance as of March 31, 2006	$ 1,752.7	$ 553.6	$ 2,306.3
Foreign currency translation	33.2		33.2
Balance as of June 30, 2006	$ 1,785.9 ==========	$ 553.6 =========	$ 2,339.5 =========

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 10 - Goodwill and Other Intangible Assets (Continued)

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, "Foreign Currency Translation."

A summary of amortizable intangible assets as of June 30, 2006 and March 31, 2006 is as follows:

	June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 1,226.9	$ 771.1	$ 455.8
Outsourcing contract costs	2,223.9	1,107.3	1,116.6
Customer and other intangible assets	172.2	98.7	73.5

Total intangible assets	$ 3,623.0 ============	$ 1,977.1 ============	$ 1,645.9 =============

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net

Software	$ 1,185.7	$ 732.4	$ 453.3
Outsourcing contract costs	2,288.1	1,112.8	1,175.3
Customer and other intangible assets	172.2	95.6	76.6

Total intangible assets	$ 3,646.0 =============	$ 1,940.8 =============	$ 1,705.2 ===========

Amortization related to intangible assets was $106.7 and $104.2 for the three months ended June 30, 2006 and July 1, 2005, respectively. Estimated amortization expense related to intangible assets as of March 31, 2006 for each of the subsequent five years, fiscal 2007 through fiscal 2011, is as follows: $357, $290, $261, $217, and $145, respectively.

Note 11 - Special Items

Special items totaling $196.9 were recorded during the first quarter ended June 30, 2006. Items consisted of: (1) a $215.0 restructuring charge (see discussion below), (2) an $18.3 gain from the redemption of DynCorp International preferred stock, and (3) a $.2 true-up of an estimate related to the fiscal 2006 Nortel impairment charge.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 11 - Special Items (continued)

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008 at an estimated total pre-tax cost of $375. The objectives of the plan are to 1) streamline CSC's worldwide operation and 2) leverage the increased use of lower cost resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively. In addition, the Company is evaluating facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges may also be incurred. Such costs are expected to be under 10% of the total restructuring charge. The charge recorded in the first quarter of fiscal 2007 includes $213.1 for workforce reduction costs and $1.9 for vacant space and other charges. All but approximately $.5 of restructuring charges is projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 of the first quarter charge was incurred at corporate.

A majority of the planned reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of June 30, 2006, approximately 1,700 separations have been completed (approximately one-fifth due to attrition). Approximately 500 new hires occurred in lower cost regions during the quarter including replacements of some of the 1,700 reductions as well as for previously-planned and on-going business activities.

The Company's strategy in Europe is to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations may also be necessary in certain countries to attain targeted reductions. Outside of Europe, the Company expects all terminations to be involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts. Such discussions are ongoing and are expected to be completed later in the fiscal year.

The amounts of termination benefits are typically attributable to employees' services already rendered and increase as length of service increases. The Company records charges for negotiated, voluntary terminations at the time an employee accepts the Company's offer. Involuntary termination benefits are accrued at the time such obligations are considered probable and reasonably estimable. Such a calculation is based on estimates of benefit payouts as well as number and type of staff to be terminated. In cases where a plan calls for first attempting to garner voluntary terminations and then moves to involuntary terminations if targeted reductions are not achieved, a charge is accrued based on estimated involuntary benefits for all remaining reductions.

Accruals for future termination benefits are based on a number of assumptions and estimates. Such accruals may differ from actual results for a variety of reasons, including: different benefit amounts or

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 11 - Special Items (continued)

mix of employees as a result of completed employee representative consultations; additional voluntary terminations in lieu of accrued involuntary terminations; changes in mix of actual terminated employees by age, years of service, or job class.

Restructuring-related cash payments are estimated to be approximately $325 in fiscal 2007 and $25 in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of first quarter fiscal 2007 activity:

	Total pre-tax charges recorded first quarter fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Restructuring liability as of June 30, 2006
Workforce reductions	$213.1	$ (6.7)	$(48.5)	$157.9
Other	1.9	(.2)	(.2)	1.5
Total	$215.0 ==========	$ (6.9) ==========	$(48.7) =======	$159.4 ===========

(1) Charges include $6.7 of pension augmentations which are included in the workforce reduction charge but will be paid out as part of normal pension distributions and are reflected in the pension liability. Also included is $.2 of asset impairments.

Note 12 - Acquisitions

As a result of the DynCorp acquisition on March 7, 2003, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. Generally accepted accounting principles for the United States require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired, and such costs appear below. As of June 30, 2006, all 63 employees identified for employment termination had been involuntarily terminated. The facility consolidations relate to plans to vacate and sublease DynCorp facilities. The costs include amounts estimated by a third party as not recoverable under sublease. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 12 - Acquisitions (continued)

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	June 30, 2006	June 30, 2006
Severance payments	$ 7.1	$ 7.1
Facility consolidations	66.6	48.4	$ 18.2
Other	6.1	3.4	2.7
	$ 79.8 =========	$ 58.9 ============	$ 20.9 ============

During fiscal 2006, the Company finalized a scheme of arrangement to acquire the 26.9% of CSA Holdings Ltd (CSAH) now owned by the Company's wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). The arrangement allows for better integration of similar businesses between CSAH and CSC's other operations. The purchase price of the remaining interest was 75.5 million Singapore dollars (approximately $44). The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAH's results of operations have been included with the Company's from the date of acquisition, October 17, 2005. Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company's previous majority ownership. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

Note 13 - Share Repurchase Program

On June 29, 2006 the Company's Board of Directors authorized a share repurchase program of up to $2,000. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006. Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9,259,259 shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500, which was paid on July 5, 2006. The transaction was accounted for as a share retirement with paid-in capital and retained earnings reduced by $85.5 and $405.2, respectively, and a $500 payable recorded in other accrued expenses as of June 30, 2006. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7,142,857 shares for a payment of $500. The Company may receive additional shares pursuant to this agreement depending on movements in the market price of the Company's common stock over the life of the agreement. The agreement has a term of six to twelve months after completion of the period establishing the hedge price, which was completed on July 28, 2006.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, Goldman, Sachs & Co may repurchase an equivalent number of shares in the open market over the next six to twelve months. At the end of this period, CSC's initial price under the accelerated share repurchase agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company's discretion. The Company financed the accelerated share repurchase transactions initially with cash on hand and commercial paper.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 13 - Share Repurchase Program (continued)

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1,000 in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan.

The share repurchase program is expected to be completed during Fiscal 2008. The accelerated share repurchase transaction had minimal impact on weighted average shares outstanding during the quarter.

Note 14 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $572.5 of such working capital lines; however, as of June 30, 2006, the amount of the maximum potential payment is $59.7, the amount of the related outstanding subsidiary debt. The $59.7 outstanding debt is reflected in the Company's consolidated financial statements.

The Company generally indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret. CSC's indemnification covers costs to defend customers from claims, court awards or related settlements. The Company maintains the right to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to customer software license indemnification. Management considers the likelihood of incurring future costs to be remote. Accordingly, the Company has not recorded a related liability.

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately reserved for any losses which may be experienced from these investigations.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs. The Company intends to defend itself vigorously against the allegations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 14 - Commitments and Contingencies (continued)

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which also involves some billings for continuing services, is expected to be resolved pursuant to negotiations or impending legal and arbitration proceedings. As of June 30, 2006, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $36 of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted most, and expects soon to convert the balance of 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Acts (CDA) totaling in excess of $900 on two U.S. Federal contracts. Included in current assets on the Company's balance sheet is approximately $780 of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. We believe we have a legal basis for pursuing recovery of these REAs/claims and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs/claims.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 14 - Commitments and Contingencies (continued)

Two shareholders of the Company have filed purported derivative actions against the Company, as nominal defendant, and certain of CSC's executive officers and directors. The two actions, which are expected to be consolidated, allege that the individual defendants breached their fiduciary duty to the Company by purportedly "backdating" stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, and producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.

In response to an investigation of the Company's option grant practices by the U.S. Securities and Exchange Commission and the United States Attorney's Office in the Eastern District of New York, the Company's Board of Directors has established a special committee of directors to conduct an independent investigation into CSC's option grant practices. The special committee's investigation is still in a preliminary stage. The Company and the special committee are cooperating with the SEC and the U.S. Attorney on these matters.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to other matters in the ordinary course of business. Whether any losses, damages or remedies ultimately resulting from such other matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time. Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

Note 15 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Dollars in millions except per-share amounts)

Note 15 - Pension and Other Benefit Plans (continued)
	Three Months Ended
	June 30, 2006		July 1, 2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Pensions	Plans	Plans	Plans	Plans
Service cost	$ 32.1	$ 26.9	$ 29.6	$ 22.3
Interest cost	29.1	24.7	25.6	22.6
Expected return on assets	(33.4)	(28.3)	(28.1)	(24.2)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.8	.2	.8	.1
Amortization of unrecognized net loss	4.1	5.2	5.9	4.2
Special termination benefit recognized		6.7
Net periodic pension cost	$ 32.7 =========	$ 35.7 =========	$ 33.8 =========	$ 25.3 =========
	Three Months Ended
	June 30, 2006		July 1, 2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other Postretirement Benefits
Service cost	$ .8	$ .1	$ .4	$ .1
Interest cost	2.2	.1	1.8	.2
Expected return on assets	(1.6)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Amortization of unrecognized net loss	.9		.1
Net provision for postretirement benefits	$ 2.9 =========	$ .2 =========	$ 1.3 =========	$ .3 =========

As previously disclosed in footnote 10 of the Company's Annual Report on Form 10-K for the year ended March 31, 2006, the Company expects to contribute $245 to its defined benefit pension and post-retirement benefit plans during fiscal 2007. During the first three months of fiscal 2007 the Company contributed $58 to its defined benefit pension plans.

Note 16 - Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2007 versus
First Quarter of Fiscal 2006

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with our Annual Report on Form 10-K. The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 31, 2006. The following discusses the Company's results of operations and financial condition as of and for the three months ended June 30, 2006, and the comparable period for the prior fiscal year.

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

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

First Quarter Overview

Key operating results and significant developments for the first quarter include:

  First quarter revenues as reported declined 0.7%.
  The Company recorded a special pretax restructuring charge of $215.0 million ($182.8 million after tax or 97 cents per share) in the first quarter.
  The Company recorded a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share) on the redemption of preferred stock received as partial proceeds in the sale of DynCorp International.
  Continuing operations, including the restructuring charge, resulted in a loss of $55.3 million compared to income of $108.7 million in the prior year first quarter.
  Loss per share from continuing operations was 29 cents compared to earnings per share of 70 cents in the prior year first quarter.
  Business awards of $2.2 billion were announced for the quarter.
  DSO of 103 days was up 8 days compared to the first quarter of fiscal 2006.
  Debt-to-total capitalization ratio at quarter-end was 18.9% compared to 18.1% at fiscal 2006 first quarter-end.
  ROI for continuing operations, before special items, for the twelve months ended June 30, 2006 was 9.0%, compared to the year ended March 31, 2006 of 9.0% and 8.2% for the twelve months ended July 1, 2005.
  Cash used in operating activities was $212.4 million for the first three months of fiscal 2007 versus net cash provided of $9.5 million for the first three months of fiscal 2006. Cash used for investing activities was $87.3 million for the first three months of fiscal 2007 versus $355.6 million for the fiscal 2006 comparable period. Free cash flow for the first three months of fiscal 2007 was a $434.1 million use compared to $346.1 million use for the first three months of fiscal 2006. (1)
  The Company entered into an accelerated share repurchase agreement on June 29, 2006. Under the agreement the Company acquired and retired approximately 9.3 million outstanding common shares for $500 million.

(1) The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted
Accounting Principle (GAAP) financial measure:

	First Quarter Ended
	June 30, 2006	July 1, 2005
(in millions)
Free cash flow	$ (434.1)	$ (346.1)
Net cash used in investing activities	87.3	355.6
Proceeds from redemption of preferred stock	126.5
Capital lease payments	7.9
Net cash (used in) provided by operating activities	$ (212.4)	$ 9.5

Proceeds from the redemption of DynCorp preferred stock is included in other investing activities.

The Company announced business awards of $2.2 billion for the first fiscal quarter, including the following:

  U.S. Agency for International Development ($800 million)
  New York Department of Health ($276 million)
  U.S. Department of Health and Human Services ($243 million)

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

Revenue declined during the first quarter of fiscal 2007 as revenue growth in CSC's Federal Sector segment, which benefited from new awards, was offset by the impact of the termination of certain contracts in the Company's Global Commercial segment. Movement in foreign currency exchange rates also contributed to the Global Commercial revenue decline.

ROI for continuing operations, before special items, for the twelve months ended June 30, 2006, was 9.0%. The year-over-year increase in ROI was the result of an improvement in the margin of 0.5%, primarily as a result of improvements in the cost of services ratio. ROI is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

The increase in cash used in operating activities during the first quarter of fiscal 2007 compared to the prior year period resulted from an increase in the Company's investment in receivables, an increase in cash paid for taxes, cash payments related to the restructuring plan and a decline in advanced payments from customers. A decrease in cash used in investing activities was the result of lower levels of new investment in outsourcing contracts and proceeds from the redemption of preferred stock held by the Company.

Share Repurchase Program

On June 29, 2006 the Company's Board of Directors authorized a share repurchase program of up to $2 billion. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006. Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9,259,259 shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500 million, which was paid on July 5, 2006. The transaction was accounted for as a share retirement with paid-in capital and retained earnings reduced by $85.5 million and $405.2 million, respectively, and a $500 million payable recorded in accrued expense as of June 30, 2006. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7,142,857 shares for a payment of $500 million. The Company may receive additional shares pursuant to this agreement depending on movements in the market price of the Company's common stock over the life of the agreement. The agreement has a term of six to twelve months after completion of the period establishing the hedge price, which was completed on July 28, 2006.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, Goldman, Sachs & Co may repurchase an equivalent number of shares in the open market over the next six to twelve months. At the end of this period, CSC's initial price under the accelerated share repurchase agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company's discretion. The Company financed the accelerated share repurchase transactions initially with cash on hand and commercial paper.

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1 billion in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan.

The share repurchase program is expected to be completed during Fiscal 2008. The accelerated share repurchase transaction had minimal impact on weighted average shares outstanding during the quarter.

Results of Operations

Revenues

	First Quarter
Dollars in millions	2007	2006	Change	Percent
U.S. Commercial	$ 976.6	$ 1,007.1	$ (30.5)	(3.0)%
Europe	941.9	1,037.0	(95.1)	(9.2)
Other International	346.1	317.5	28.6	9.0
Global Commercial segment	2,264.6	2,361.6	(97.0)	(4.1)
U.S. Federal segment	1,291.6	1,220.9	70.7	5.8
Total	$ 3,556.2 ==========	$ 3,582.5 ==========	$ (26.3) ==========	(.7)

The factors affecting the percent change in revenues for the first quarter of fiscal 2007 are as follows:

		Approximate
	Net	Impact of
	Internal	Currency
	Growth	Fluctuations	Total
First Quarter
U.S. Commercial	(3.0)%		(3.0)%
Europe	(8.1)	(1.1)%	(9.2)
Other International	8.1	.9	9.0
Global Commercial segment	(3.8)	(.3)	(4.1)
U.S. Federal segment	5.8		5.8
Total	(.5)	(.2)	(.7)

Revenue for the first quarter of fiscal 2007 declined slightly compared to the year earlier quarter. Growth in U.S. Federal operations was offset by decreases in Global Commercial operations, specifically in the United States and Europe. U.S. Federal growth was achieved for both Department of Defense and Civil agency customers. U.S. and European declines were caused by outsourcing contract terminations, net reduced volumes on other existing engagements, and weakness in consulting and systems integration demand in central Europe.

Global Commercial

The Global Commercial revenue decline was driven primarily by lower levels of outsourcing activity, primarily in the United Kingdom and United States. Outsourcing activity was adversely impacted by terminated contracts, including Sears and Nortel Networks, during the first quarter of fiscal 2007. Also, volume reductions on certain existing engagements offset volume increases on others. Other International revenue growth was driven by both new engagements and higher volumes on existing contracts. The Company announced approximately $230 million in Global Commercial business awards during the first quarter.

In U.S. outsourcing operations, a combined impact of the Sears contract termination and the partial Nortel Networks termination of approximately $60 million was offset somewhat by net increased volumes on other contracts including General Dynamics, United Technology Corporation and Motorola of approximately $23 million, as well as the full-quarter impact of the Sun contract which commenced during the first quarter of fiscal 2006. Higher consulting and systems integration activities also contributed growth to U.S. operations.

In European operations, reduced volume on outsourcing engagements including BAE Systems, SAS and National Grid outweighed increased volumes on other contracts. The net volume reductions were approximately $53 million. Consulting and system integration revenue was also lower, particularly in central Europe. As noted in the accompanying table, adverse foreign currency fluctuations also contributed to the revenue decline.

Other International first quarter fiscal 2007 revenue growth was broad-based. In Australia, increases totaling approximately $18 million were achieved in a recruitment business and in volumes on existing outsourcing contracts. An Asia increase of approximately $10 million was the result of higher volumes on existing contracts and several contract commencements. Favorable foreign currency fluctuations contributed slightly to Other International growth.

US Federal

The Company's U.S. Federal revenues were generated from the following sources:

	First Quarter
	2007	2006	Change	Percent
Dollars in millions
Department of Defense	$ 853.8	$ 793.9	$ 59.9	7.5%
Civil agencies	404.1	376.7	27.4	7.3
Other (1)	33.7	50.3	(16.6)	(33.0)
Total U.S. Federal	$ 1,291.6 =========	$ 1,220.9 ========	$ 70.7 =========	5.8%
(1) Other revenues consist of state, local and foreign government as well as commercial contracts performed by the U.S. Federal reporting segment.

Revenues from U.S. Federal increased 5.8% for the first quarter versus the prior year quarter, driven by efforts in support of the Department of Defense (DoD) and Civil agencies. DoD contributors included new contracts with the Army for equipment procurement and installation and with the Air Force for facilities management and other services, totaling approximately $26 million, and increased levels of mission support and other services. These increases more than offset the impact of government budget cuts on a significant IT engineering and management program.

Civil agencies revenue increased for the first quarter as well, driven equally by new IT engineering and management service programs and increased volumes on certain other contracts. Revenue from other U.S. Federal activities decreased for the quarter due to reductions in the development work on a contract with the New York Department of Health and lower volumes on a systems integration project with a foreign government.

During the first quarter of fiscal 2007 the Company announced federal contract awards with a total value of $2.0 billion, compared to $1.6 billion announced during the comparable period of fiscal 2006. The announced awards for the first quarter of fiscal 2007 do not include an award in July, 2007 from the U.S. Army with a total value of $2 billion.

Costs and Expenses

The Company's costs and expenses were as follows:

	First Quarter
	Dollar Amount		Percentage of Revenue		Percentage Point Change
Dollars in millions	2007	2006	2007	2006
Cost of services	$2,883.3	$2,926.7	81.1%	81.7%	(.6)
Selling, general and administrative	227.6	205.1	6.4	5.7	.7
Depreciation and amortization	260.9	269.7	7.3	7.5	(.2)
Interest expense, net	4.7	18.8	.1	.5	(.4)
Special item	196.9		5.5		5.5
Total	$3,573.4 =========	$3,420.3 =========	100.4% =========	95.4% =========	5.0 =========

Comparing the first quarter of fiscal 2007 and fiscal 2006, total costs and expenses, before the special item, decreased as a percentage of revenue. Lower cost of services, depreciation and amortization and net interest expense more than offset the increase in selling, general and administrative costs during the quarter.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately .2 percentage points on revenues and costs for the quarter did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and therefore its exposure to foreign currency fluctuations.

Costs of Services

Costs of services (COS) as a percentage of revenue for the first quarter of fiscal 2007 improved .6% from 81.7% for the year earlier period. Approximately three-fifths of the improvement in the ratio was from U.S. commercial operations, primarily as a result of outsourcing labor and cost savings initiatives begun in the prior year. European operations benefited as a result of the restructuring plan and contributed approximately one-fifth of the improvement in the ratio. The remaining portion of the ratio improvement was from U.S. Federal segment operations where increases in productivity on certain time and materials contracts and decreased facility and other overhead costs contributed to the improvement in the ratio. These improvements in the ratio were partially offset by the cost of services impact of the adoption of SFAS No. 123R, "Share-Based Payment" during the first quarter of fiscal 2007.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .7% to 6.4% for the quarter compared to the year earlier period. Increases occurred in both Global Commercial and U.S. Federal segments. The Global Commercial increase, accounting for approximately three-fifths of the ratio change, was led by Europe operations, and was attributable to increased business development costs and costs related to other various programs including the sponsorship of Team CSC, a professional cycling team. The U.S. Federal segment's increase in the ratio was primarily the result of unallowable pension costs recorded during the first quarter of fiscal 2007. The adoption of SFAS No. 123R "Share-Based Payment", resulted in an increase in stock based employee compensation expense, for the portion included in SG&A, of approximately $8.6 million on a year-over-year basis.

Depreciation and Amortization

Depreciation and amortization (D&A) decreased .2% as a percentage of revenue to 7.3% for the first quarter of fiscal 2007 versus the comparable period in the prior year. Minor improvements were achieved in both Global Commercial and U.S. Federal segments. Global Commercial improvement was driven by U.S. outsourcing due to a combination of the termination of certain capital intensive contracts with Nortel and Sears and reduced asset usage on certain existing contracts. These factors had an approximately .3% favorable impact on the Company's D&A ratio but were largely offset by an increased ratio for European activities, primarily attributable to the capital requirements for outsourcing contracts awards commenced during the past two years.

Interest Expense, net

Interest expense increased approximately $6.6 million compared to the first quarter of fiscal 2006 as a result of interest on capital leases and interest incurred on certain tax liabilities. Interest income on tax claims, dividend income from the preferred stock CSC held in the acquiror of DynCorp International operations and interest income from higher cash balances during the quarter more than offset the increase in interest expense, resulting in a decrease in net interest expense of approximately $14 million and a decrease in the ratio of net interest expense to revenue of .4%, from .5% to .1%.

Special Items

Special items totaling $196.9 million were recorded during the first quarter ended June 30, 2006. Items consisted of: (1) a $215.0 million restructuring charge (see discussion below), (2) an $18.3 million gain from the redemption of DynCorp International preferred stock, and (3) a $.2 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge.

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008 at an estimated total pre-tax cost of $375 million. The objectives of the plan are to 1) streamline CSC's worldwide operation and 2) leverage the increased use of lower cost resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively. In addition, the Company is evaluating facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges will also be incurred. Such costs are expected to be under 10% of the total restructuring charge. The charge recorded in the first quarter of fiscal 2007 includes $213.1 million for workforce reduction costs and $1.9 million for vacant space and other charges. All but approximately $.5 million of restructuring charges is projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 million of the first quarter charge was incurred at corporate.

A majority of the planned reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of June 30, 2006, approximately 1,700 separations have been completed (approximately one-fifth due to attrition). Approximately 500 new hires occurred in lower cost regions during the quarter, including replacements of some of the 1,700 reductions as well as for previously-planned and on-going business activities.

The restructuring plan is projected to result in savings of approximately $150 million and $300 million in fiscal 2007 and 2008, respectively. Approximately 92% of the savings will come from reduced costs of services, while the remainder will be predominantly from lower selling, general and administrative costs. Projected savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce. Savings will also be impacted by certain transitional costs as new offshore staff are trained and outgoing staff are still on the payrolls. Such transitional costs are estimated to be under $10 million in fiscal 2007 and under $2 million in fiscal 2008.

The Company's strategy in Europe is to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations may also be necessary in certain countries to attain targeted reductions. Outside of Europe, the Company expects all terminations to be involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts. Such discussions are ongoing and are expected to be completed later in the fiscal year.

The amounts of termination benefits are typically attributable to employees' services already rendered and increase as length of service increases. The Company records charges for negotiated, voluntary terminations at the time an employee accepts the Company's offer. Involuntary termination benefits are accrued at the time such obligations are considered probable and reasonably estimable. Such a calculation is based on estimates of benefit payouts as well as number and type of staff to be terminated. In cases where a plan calls for first attempting to garner voluntary terminations and then moves to involuntary terminations if targeted reductions are not achieved, a charge is accrued based on estimated involuntary benefits for all remaining reductions.

Accruals for future termination benefits are based on a number of assumptions and estimates. Such accruals may differ from actual results for a variety of reasons, including: different benefit amounts or mix of employees as a result of completed employee representative negotiations; additional voluntary terminations in lieu of accrued involuntary terminations; changes in mix of actual terminated employees by age, years of service, or job class.

Restructuring-related cash payments are estimated to be approximately $325 million in fiscal 2007 and $25 million in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of first quarter fiscal 2007 activity (in millions).

	Total pre-tax charges recorded first quarter fiscal 2007	Less charges not affecting restructuring liability(1)	Less Payments	Restructuring liability as of June 30, 2006
Workforce reductions	$213.1	$ (6.7)	$(48.5)	$157.9
Other	1.9	(.2)	(.2)	1.5
Total	$215.0 ==========	$ (6.9) =========	$(48.7) =======	$159.4 ===========

(1) Charges include $6.7 million of pension augmentations which are included in the workforce reduction charge but will be paid out as part of normal pension distributions and are reflected in the pension liability. Also included is $.2 million of asset impairments.

Taxes

The effective tax rate on income from continuing operations before special items was 35.2% and 33.0%, respectively, for the first quarter of fiscal 2007 and 2006. The Company provided for $38.1 million of taxes on a loss from continuing operations of $17.2 million for the first quarter of fiscal 2007 as a result, primarily, of the inability to recognize tax benefits on a significant portion of the restructuring charge recorded in certain foreign tax jurisdictions. The tax benefit attributable to the special items recorded in the first quarter of fiscal 2007 was approximately $25.2 million.

Discontinued Operations

During the first quarter of fiscal 2006 the Company completed the exchange transaction with the HPS operations exchanged for the Company shares. Income for HPS operations, net of income taxes, for the first quarter of fiscal 2006 prior to the exchange was not significant. HPS' activities were previously included in the Global Commercial reporting segment. HPS' impact on the Company's operating cash flow for the first quarter of fiscal 2006 was not significant.

CSC recorded a gain of $22.9 million, from the HPS exchange transaction during the first quarter of fiscal 2006.

Loss Per Share

Loss per share from continuing operations was $0.29 for the quarter ended June 30, 2006 compared to earnings per share from continuing operations of $0.58 for the prior year quarter. Due to the loss from continuing operations common stock equivalents were not included in the share base for the quarter ended June 30, 2006. The accelerated share repurchase agreement the Company entered into on June 29, 2006 to acquire and retire approximately 9.3 million shares had minimal impact on the weighted average shares outstanding during the first quarter of fiscal 2007.

Stock-Based Compensation Expense

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which resulted in a charge of $15.5 million related to stock-based compensation for the three months ended June 30, 2006. See Note 4 for the required disclosures of SFAS No. 123R and additional discussion of its application.

Financial Condition

Cash Flows

The Company's cash flows were as follows (in millions):

	Three Months Year-to-Date
	Fiscal 2007	Fiscal 2006
Net cash (used in) provided by operations	$ (212.4)	$ 9.5
Net cash used in investing	(87.3)	(355.6)
Net cash provided by (used in) financing	15.0	(234.5)
Effect of exchange rate changes on cash and cash equivalents	2.0	(2.4)
Net decrease in cash and cash equivalents	(282.7)	(583.0)
Cash and cash equivalents at beginning of year	1,290.7	1,010.3
Cash and cash equivalents at quarter end	$ 1,008.0 ===========	$ 427.3 ==========

Net cash used in operations of $212.4 million for the first quarter of fiscal 2007 represents a decline in cash from operations compared to net cash provided by operations in the year-earlier period of $9.5 million and reflects several factors including cash outflows to fund the restructuring plan. Other factors impacting working capital during the quarter include:

  Net cash payments for taxes of $81.5 million during the first quarter of fiscal 2007 compared to payments of $26.0 million for the prior year period. The Company has fully utilized its available U.S. federal net operating losses resulting in an increase in cash taxes.
  During the first quarter of fiscal 2007 the Company's investment in unbilled receivables increased approximately $179 million related to federal contracts and contracts in Europe. As a result DSO increased to 103 days at the end of the first quarter of fiscal 2007 compared to 95 days at the end of the prior year period.
  Cash payments under the restructuring plan were $48.7 million during the first quarter of fiscal 2007.
  A decrease in advanced payments received during the first quarter of fiscal 2007 versus an increase in the prior year period.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

Net cash outflow for investing activities decreased significantly during for the first quarter of fiscal 2007 as compared to fiscal 2006 primarily as a result of lower investment in outsourcing contracts during fiscal 2007. Outsourcing contracts awarded during fiscal 2005 required significant investment during the first quarter of fiscal 2006 during the start up and transition phases. Cash outflow from investing was also impacted by the redemption of preferred stock held by the Company issued by the parent of DynCorp International. The Company received approximately $145 million from the redemption as well as payment for accumulated dividends of approximately $24 million.

Cash provided by financing activities for the first quarter of fiscal 2007 reflects the proceeds from the exercise of employee stock options which were partially offset by net payments on the Company's credit lines and principal payments on long-term borrowings, primarily capital lease liabilities.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,008.0 million at June 30, 2006 and $1,290.7 million at March 31, 2006. Equity decreased by $424.3 million during the three months ended June 30, 2006 primarily as a result of the accelerated share repurchase transaction the Company entered into on June 29, 2006. Under the accelerated share repurchase agreement, the Company acquired and retired on June 29, 2006 approximately 9.3 million outstanding shares for an initial purchase price, subject to adjustment, of $500 million, or $54 per share, paid on July 5, 2006. The net loss from operations of $55.3 million during the first quarter also contributed to the decrease in equity. These decreases were offset somewhat by changes in the foreign currency translation.

The Company also entered into a collared share repurchase agreement. Under this agreement the Company acquired approximately 7.2 million shares of common stock on July 5, 2006 for $500 million. The number of shares is subject to adjustment upon final determination of the price per share. The Company has no further obligation under the agreement, however, and may receive additional shares as specified in the agreement. To finance the accelerated share repurchase and the collared accelerated share repurchase, the Company issued $600 million of commercial paper during July, 2006.

The Company also entered into an agreement to acquire up to an additional $1 billion of the Company's outstanding common stock under a Rule 10b5-1 purchase plan.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility. As of June 30, 2006 the Company's total liquidity was approximately $1,708 million which included cash and cash equivalents and marketable securities of $1,008 million and availability under the syndicated backstop credit facility of $700 million. As of June 30, 2006 the Company had no commercial paper outstanding.

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

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2006. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. Federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

Federal Contracts

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 31, 2006, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended June 30, 2006, there has been no significant change in related market risk factors.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2006 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

CSC is engaged in providing services under contracts with the U.S. Government. The contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes it has adequately reserved for any losses which may be experienced from these investigations.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which also involves some billings for continuing services, is expected to be resolved pursuant to negotiations or impending legal and arbitration proceedings. As of June 30, 2006, the Company had invested in net assets associated with the Agreement, including accounts receivable, prepaid expenses, software, property, plant and equipment, as well as other commitments. In addition to the above, the Company's assets include $36 million of net outsourcing contract costs. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted most, and expects soon to convert the balance of 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Acts (CDA) totaling in excess of $900 million on two U.S. Federal contracts. Included in current assets on the Company's balance sheet is approximately $780 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. We believe we have a legal basis for pursuing recovery of these REAs/claims and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs/claims.

Two shareholders of the Company have filed purported derivative actions against the Company, as nominal defendant, and certain of CSC's executive officers and directors. The two actions, which are expected to be consolidated, allege that the individual defendants breached their fiduciary duty to the Company by purportedly "backdating" stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, and producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.

In response to an investigation of the Company's option grant practices by the U.S. Securities and Exchange Commission and the United States Attorney's Office in the Eastern District of New York, the Company's Board of Directors has established a special committee of directors to conduct an independent investigation into CSC's option grant practices. The special committee's investigation is still in a preliminary stage. The Company and the special committee are cooperating with the SEC and the U.S. Attorney on these matters.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to other matters in the ordinary course of business. Whether any losses, damages or remedies ultimately resulting from such other matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time. Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

Item 1A. Risk Factors

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2006. The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the first quarter ended June 30, 2006 with respect to the Company's purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
April 1, 2006 to April 28, 2006	9,362	$59.21
April 29, 2006 to May 26, 2006	26,066	$55.31
May 27, 2006 to June 30, 2006	9,259,511	$54.00	9,259,259	10,134,623

(1) The Company accepted 14,100 shares of its common stock in the first quarter ended June 30, 2006 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 21,580 shares of its common stock in the first quarter ended June 30, 2006 from employees in lieu of cash due to the Company in connection with the release of shares of common stock. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Under the accelerated share buyback program, the Company purchased a total of 9,259,259 shares in the first quarter ended June 30, 2006. Such shares of common stock are stated at cost. These shares were retired and will not be used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held its Annual Meeting of Stockholders on July 31, 2006.

b.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Van B. Honeycutt, F. Warren McFarlan, and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	156,670,999	5,539,234
David J. Barram	159,228,049	2,882,184
Stephen L. Baum	159,213,717	2,996,516
Rodney F. Chase	158,669,659	3,540,574
Van B. Honeycutt	157,031,692	5,178,541
F. Warren McFarlan	156,503,425	5,706,808
Thomas H. Patrick	159,219,230	2,991,003

c.

The appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2007 fiscal year was approved by the stockholders. There were 158,292,865 votes cast for approval, 2,761,640 votes cast against approval and 1,155,728 abstentions.

d.	The 2006 Non-Employee Director Incentive Plan was approved by the stockholders. There were 126,081,898 votes cast for approval, 23,943,379 votes cast against approval and 1,305,939 abstentions.

e.	The stockholder proposal on Board Inclusiveness was not approved by the stockholders. There were 43,542,850 votes cast for approval, 93,741,137 votes cast against approval and 14,047,228 absentions.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

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

3.3	Bylaws, amended and restated effective July 31, 2006 (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K filed on August 2, 2006)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3

Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel(1) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.6	Form of Restricted Stock Agreements for employees (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Unit Agreements for employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005)

10.8	Annual Management Incentive Plan, effective April 2, 1983(1) (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.9	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.10

Supplemental Executive Retirement Plan, amended and restated effective February 14, 2006(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 17, 2006)

10.11	Deferred Compensation Plan, amended and restated effective January 1, 2005(1) (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated December 6, 2005)

10.12

Severance Plan for Senior Management and Key Employees, amended and restated effective January 1, 2005(1) (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated December 6, 2005)

10.13

Severance Agreement with Van B. Honeycutt, effective February 2, 1998(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.14	Employment Agreement with Van B. Honeycutt, effective May 1, 1999(1) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.15

Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.16

Amendment No. 2 to Employment Agreement with Van B. Honeycutt, effective December 5, 2005(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.17	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.18	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.19	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.20	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.21	Form of Restricted Stock Unit Agreement for directors

10.22	Rights Agreement dated February 18, 1998, as amended and restated effective August 4, 2006

10.23

Credit Agreement dated as of August 13, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004)

10.24	Accelerated Share Repurchase Transaction - VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (2)

10.25	Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company.(2)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

(1) Management contract or compensatory plan or agreement

(2) Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 9 , 2006	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer