Form 10-Q
period 2006-12-29
COMPUTER SCIENCES CORP
filed 2007-03-05
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 29, 2006

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [   ]   No [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No [X]

173,215,807 shares of Common Stock, $1.00 par value, were outstanding on February 23, 2007.

Explanatory Note

In this Form 10-Q, Computer Sciences Corporation (CSC or the Company) has restated its consolidated condensed balance sheet as of March 31, 2006, and the related consolidated condensed statements of income and cash flows for the quarter and nine months ended December 30, 2005. In addition, in Note 2, “Restatement of Consolidated Condensed Financial Statements” in the Notes to Consolidated Condensed Financial Statements the Company has provided disclosure regarding the restated consolidated statements of income for the three months ended June 30, 2006 and July 1, 2005. The effect of the restatement, after tax, for these periods was a reduction of the reported net loss of $.1 million and a reduction to net income reported of $.2 million, respectively.

As announced in a Current Report on Form 8-K filed on February 28, 2007, the Company has completed its internal investigation of its stock option grant practices. As previously announced, in response to investigations of CSC's option grant practices by the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York, the Company's Board of Directors on July 29, 2006, established a special committee, comprised of the two most recently elected independent directors (the Special Committee), to manage and supervise the internal investigation, and to report the results of its investigation to the independent members of the Board of Directors. Upon receipt of the results of the investigation, the independent directors made conclusions required to address the issues raised by the investigation.

Together with its independent counsel and forensic accountants, the Special Committee conducted an extensive review of stock option grants made by the Company between March 1, 1996, and July 31, 2006 (the Relevant Period), which covered 13,564 grants made on 520 dates. The Special Committee cooperated with the SEC and the U.S. Attorney throughout this process.

The Company's independent directors concluded that the evidence obtained by the Special Committee's investigation, as well as by their own interviews of certain current and former employees, did not establish any intentional wrongdoing by current or former employees or directors, and the independent directors continue to have confidence in the integrity of management. The Company believes that the adjustments to its consolidated financial statements resulting from the Special Committee's investigation are not material in any period.

Based on the report of the Special Committee, the independent directors determined that 9,234 stock option grants should be modified, principally due to delays in authorization and approval and the absence of definitive documentation, including:

•
540 stock option grants made on five dates between May 9, 1996, and June 13, 2002, which should have been accounted for as repricings of prior stock option grants, 527 of which require variable accounting until April 1, 2006, when the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”;

•
3,906 other stock option grants made on 108 dates between April 9, 1996, and April 3, 2006, for which the measurement date should be changed to a later date on which the closing stock price was higher, requiring additional compensation expense; and

•
4,788 other stock option grants made on 71 dates between April 1, 1996, and July 10, 2006, for which the measurement date should be changed to a later date on which the closing stock price was lower, requiring no additional compensation expense.

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through December 29, 2006, related to stock options was approximately $68 million, including approximately $30 million attributable to the repricings requiring variable accounting. This $68 million (approximately $59 million after taxes) has been allocated among the last 11 fiscal years and first three quarters of fiscal 2007 as follows:

Pre-Tax Expense
Fiscal Year Ended	(in millions)

March 29, 1996	$0.0
March 28, 1997	$0.4
April 3, 1998	$1.8
April 2, 1999	$3.2
March 31, 2000	$8.7
March 30, 2001	$2.8
March 29, 2002	$16.8
March 28, 2003	$(6.5)
April 2, 2004	$14.1
April 1, 2005	$8.4
March 31, 2006	$20.7

Fiscal Quarter Ended

June 30, 2006	$(0.2)
September 29, 2006	$(1.3)
December 29, 2006	$(0.8)

The Company also determined that the tax benefits associated with the exercise of certain stock options in foreign jurisdictions had been incorrectly credited against the foreign tax provision, rather than additional paid-in capital. The Company further determined that it had applied the effective rate, rather than the U.S. statutory rate, in recognizing the tax benefits associated with the exercise of stock options in the U.S. Correction of these two tax errors resulted in an incremental cumulative tax provision of approximately $14 million, which is included in the previously stated $59 million incremental cumulative after-tax compensation expense through December 29, 2006.

The Company has restated its consolidated financial statements for prior periods included herein to record these adjustments to compensation expense and related items. Since the Company believes that these adjustments are not material to its consolidated financial statements for any period, it does not plan to separately amend any of its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to reflect the adjustments.

Unless otherwise indicated, all references hereafter to years are to calendar years.

Background

During the Relevant Period, CSC granted stock options to two categories of employees:

•
the Chief Executive Officer, Chief Operating Officer, each of their respective direct reports and each other employee who is an "officer" for purposes of the Securities Exchange Act of 1934 (collectively, Senior Executives); and

•	all other employees (collectively, Other Employees).

Option grants to Senior Executives were approved by the Compensation Committee or the Board of Directors. Approvals for option grants to Other Employees were delegated to the Chief Executive Officer or, after July 1999, in the case of option grants of 5,000 shares or less, to the Corporate Vice President, Human Resources. The Company did not grant stock options to its independent directors.

Option grants during the Relevant Period can be grouped into three general categories:

•	"Annual Cycle Options," which were granted as part of the annual compensation review process each year;

•
"Discounted Options," which, on and prior to May 12, 2004, were granted on the Annual Cycle Option grant date in lieu of a cash bonus, and which typically had an exercise price per share equal to 25% of the closing market price of the Company's common stock on the grant date; and

•	"Other Options," which primarily include options granted to new hires (including to employees acquired through acquisitions and outsourcings) and for promotions and special recognition.

Of the 13,564 option grants made by the Company during the Relevant Period, (i) 9,134 were for Annual Cycle Options, (ii) 262 were for Discounted Options and (iii) 4,168 were for Other Options. The option grants in each category were reviewed to determine the first date upon which the identity of the optionee, the number of shares subject to the option grant and the option exercise price were determined with finality (the measurement date). The following describes the option grants for which the independent directors determined that the measurement date should be a date other than the grant date.

Annual Cycle Options

Annual Cycle Options Granted to Senior Executives.

The independent directors have concluded that there is evidence that the Annual Cycle Options granted to Senior Executives in 1996, 1999 and 2002 may each have had two measurement dates: (i) the first occurring on the date of an initial action to select the optionees, the number of option shares and the grant date closing stock price to be used for the exercise price, and (ii) the second occurring on the date of a subsequent action, within 10 days, to select a later grant date closing stock price to be used for the exercise price. Therefore, the Company has determined that the aggregate 54 Annual Cycle Option grants to Senior Executives on May 9, 1996, May 10, 1999 and June 13, 2002, should be accounted for as a repricing of options for which a measurement date had previously been established on May 6, 1996, May 3, 1999, and June 3, 2002, respectively. Generally accepted accounting principles in effect at the time require a change from fixed to variable accounting for the 1999 and 2002 repricings, but not for the 1996 repricing. The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for these Annual Cycle Option grants to Senior Executives as repricings was approximately $10 million.

Annual Cycle Options Granted to Other Employees.

In each of the years from 1996 through 2005, there were changes, after the grant date, in the list of Annual Cycle Options to be granted to Other Employees. Therefore, the measurement date for all of the 7,562 Annual Cycle Options (excluding the 260 French grants discussed below) granted to Other Employees in those years was changed to be the first date upon which the list was determined with finality. Of these grants, 3,891 had a lower closing stock price on the new measurement dates than on the related grant dates, which did not result in any additional compensation expense. The remaining 3,671 grants did, however, except as set forth below, result in additional compensation expense amortized over the vesting period.

The new measurement date for the 2001 Annual Cycle Options granted to Other Employees resulted in a repricing requiring variable accounting. On October 29, 2001, the Company commenced an exchange offer (the 2001 Exchange Offer) pursuant to which employees could elect to cancel unexercised options with an exercise price per share of $70 or more in exchange for new options. The 2001 Exchange Offer was specifically designed so that no employee eligible to participate was granted any options during the period beginning six months before the commencement of the 2001 Exchange Offer and ending six months after the option cancellation date. Although the grant date of the Annual Cycle Options granted to Other Employees in 2001 precedes the 2001 Exchange Offer commencement date by more than six months, the new measurement date of these Annual Cycle Options does not. Consequently, certain of these options were treated as a repricing of options held by the same optionee which were cancelled in the 2001 Exchange Offer. The remaining 2001 Annual Cycle Options which were not treated as a repricing also resulted in additional compensation expense, since the new measurement date had a higher closing stock price than the grant date. The incremental cumulative non-cash compensation expense before taxes through December 29, 2006, related to changing the measurement date of the 2001 Annual Cycle Options granted to Other Employees, and accounting for such options as a repricing was approximately $21 million, including approximately $19 million attributable to variable accounting.

By 2006, the Company had revised the annual grant process, and the measurement date of the Annual Cycle Options granted to Other Employees on May 22, 2006, is the same as the grant date.

The foregoing description excludes all Annual Cycle Options granted to Other Employees subject to French taxes (French Options). The Company has a French sub-plan pursuant to which it grants French Options addressing French tax consequences. One of the requirements for these options is that they not be granted during a "closed period," as defined under French tax law. Until recently, the Company understood that the closed period included, among other periods, the 10-trading day period before and after the Company made a material announcement. Since the Company did not determine the grant date of French Options until it had confirmed that no material announcement was made during the following 10 trading days, the measurement date for all of the 260 French Option grants made during the Relevant Period has been changed. The Company currently believes that the closed period does not include the 10-day period after a material announcement (other than an earnings release or the filing of a Form 10-K or Form 10-Q).

The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to Annual Cycle Option grants to Other Employees, including the $21 million relating to the 2001 Annual Cycle Options discussed above, constitutes approximately $47 million of the total $68 million incremental cumulative non-cash compensation expense before taxes.

Discounted Options and Restricted Stock

The Company has identified 105 Discounted Options granted on four dates between May 3, 2000, and May 12, 2004, in which the identity of the optionee or the number of shares underlying the option was not determined with finality until after the grant date. The incremental cumulative non-cash compensation expense before taxes from May 3, 2000, through December 29, 2006, related to changing the measurement dates for these Discounted Options grants was approximately $1 million.

In 2005 and 2006, the Company granted restricted stock and restricted stock units, respectively, in lieu of a cash bonus. Sixteen of the restricted stock awards in 2005 were not determined with finality until after the grant date, and the Company recorded an incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for the change in the measurement dates for these restricted stock awards of less than $50,000. This amount has been included in the aggregate incremental compensation expense amounts related to stock options.

The Company has also determined it had incorrectly reversed accruals for certain management bonuses which had been exchanged for discounted options and awards. The previously stated allocation of the $68 million incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to stock options includes the resulting increase or decrease in compensation expense for each period affected. The cumulative impact of the bonus accrual adjustments through December 29, 2006, was approximately $3 million.

By 2006, the Company had revised the process for granting and accounting for equity in lieu of a cash bonus, and the measurement date of the restricted stock units awarded on May 22, 2006, in lieu of a cash bonus is the same as the grant date.

Other Options

During the Relevant Period, the Company issued 4,168 Other Option grants to new hires and for promotions, special recognition and other reasons. Of these, the Company identified 931 which were granted to new hires who joined the Company through an acquisition, or through an outsourcing by their former employer, in which the measurement date should be a date other than the grant date. Although the acquisition or outsourcing agreement generally set forth the aggregate number of option shares to be granted to the new employees, the specific allocation among employees was often not finalized until after the grant date.

The Company has also identified 320 additional Other Option grants in which the measurement date should be a date other than the grant date, and two Other Option grants which should have been accounted for as repricings requiring variable accounting. These Other Option grants were primarily made to new hires or for promotions or special recognition.

By 2006, the Company had revised the processes for granting Other Options, and the measurement date of all Other Options granted after April 3, 2006, other than those granted to French employees, is the same as the grant date. The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to Other Option grants was approximately $8 million.

Changes in Option Grant Procedure

Other than options granted to French employees, the Company has not identified any stock option grants made after April 3, 2006, that were accounted for incorrectly. In order to provide greater predictability and transparency in the Company's equity granting process, however, the Board of Directors adopted an Equity Grant Policy on February 23, 2007. The Policy Statement, which can be accessed on CSC's website at
http://www.csc.com/governance/uploads/equitygrant.pdf, provides that:

•	all terms of each equity grant must be approved on or prior to the grant date;

•	all stock options must have an exercise price equal to or greater than the closing market price on the grant date;

•	there will be a fixed, monthly grant date for all equity grants other than those issued to new hires who become CSC employees through a merger, acquisition or outsourcing;

•	all recipients of equity grants must be notified of such grants as soon as possible after approval, and the Company must use reasonable efforts to notify such recipients on or prior to the grant date;

•	there is an approval matrix for all equity grants;

•	the Compensation Committee must approve an annual equity grant budget that cannot be exceeded without its prior approval; and

•	the Company's management must make a report to the Compensation Committee, within two weeks after the end of each quarter, of all equity grants issued during the quarter.

The Company has restated previously filed financial statements in this form 10-Q. These adjustments, after tax, amounted to reductions in net income of $(5.7) million for the quarter ended December 30, 2005 and $(9.3) million for the nine months ended December 30, 2005.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1997	$.4	$.3
1998	1.8	1.4
1999	3.2	1.6
2000	8.7	11.6
2001	2.8	6.0
2002	16.8	11.8
2003	(6.5)	(4.0)
2004	14.1	8.9
2005	8.4	7.3
2006	20.7	15.2
Total	$70.4	$60.1

Additionally, the Company has restated the pro forma expense under SFAS No. 123, "Accounting for Stock-Based Compensation" in Note 5 of the Notes to Consolidated Condensed Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and nine months ended December 30, 2005.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Dec. 29, 2006	Dec. 30, 2005	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)		As Restated (1)

Revenues	$3,636.9	$3,577.0	$10,798.3	$10,732.1

Costs of services (excludes depreciation and amortization)	2,903.1	2,851.4	8,682.5	8,656.1
Selling, general and administrative	227.9	213.4	682.0	630.4
Depreciation and amortization	262.0	267.9	789.2	812.3
Interest expense	38.4	24.6	107.4	74.6
Interest income	(8.4)	(13.8)	(41.8)	(28.1)
Special items	42.0		279.9	52.0
Total costs and expenses	3,465.0	3,343.5	10,499.2	10,197.3

Income before taxes	171.9	233.5	299.1	534.8
Taxes on income	57.1	74.1	146.1	170.8
Income from continuing operations	114.8	159.4	153.0	364.0
Discontinued operations, net of taxes		38.4		61.3
Net income	$114.8	$197.8	$153.0	$425.3

Earnings per share:
Continuing operations	$0.67	$0.86	$0.86	$1.96
Discontinued operations		0.21		0.33
Basic	$0.67	$1.07	$0.86	$2.29

Continuing operations	$0.65	$0.85	$0.85	$1.94
Discontinued operations		0.20		0.33
Diluted	$0.65	$1.05	$0.85	$2.27

(1) See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Dec. 29, 2006	March 31, 2006
		As Restated (1)
ASSETS
Cash and cash equivalents	$726.0	$1,290.7
Receivables	3,960.7	3,746.3
Prepaid expenses and other current assets	1,487.2	1,268.9
Total current assets	6,173.9	6,305.9
Property and equipment, net	2,439.4	2,320.1
Outsourcing contract costs, net	1,047.4	1,175.3
Software, net	465.5	453.3
Goodwill, net of accumulated amortization	2,491.6	2,306.3
Other assets	502.9	494.0
Total assets	$13,120.7	$13,054.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$587.1	$85.3
Accounts payable	552.9	705.1
Accrued payroll and related costs	665.1	706.5
Other accrued expenses	1,605.6	1,359.7
Deferred revenue	589.0	629.1
Federal, state, and foreign income taxes	617.0	655.4
Total current liabilities	4,616.7	4,141.1

Long-term debt, net	1,421.8	1,376.8
Other long-term liabilities	804.8	739.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 180,506,816 (2007) and 194,904,250 (2006)	180.5	194.9
Additional paid-in capital	1,844.8	1,884.6
Earnings retained for use in business	4,304.1	4,982.0
Accumulated other comprehensive income	301.5	106.8
	6,630.9	7,168.3
Less common stock in treasury, at cost, 7,772,812 shares (2007) and 7,653,655 shares (2006)	(353.5)	(347.1)
Unearned restricted stock		(24.0)
Total stockholders' equity	6,277.4	6,797.2
Total liabilities and stockholders' equity	$13,120.7	$13,054.9

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Cash flows from operating activities:
Net income	$153.0	$425.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	906.6	903.6
Gain on disposition, net of taxes	(20.7)	(22.9)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(439.3)	(543.5)
(Decrease)increase in liabilities	(62.4)	43.9
Net cash provided by operating activities	537.2	806.4
Investing activities:
Purchases of property and equipment	(550.6)	(629.4)
Acquisitions, net of cash acquired	(131.3)	(44.1)
Dispositions		.5
Outsourcing contracts	(69.4)	(175.2)
Software	(114.1)	(121.1)
Other investing cash flows	227.1	68.5
Net cash used in investing activities	(638.3)	(900.8)
Financing activities:
Borrowings of commercial paper, net	497.4
Borrowings\(repayments) on lines of credit, net	(11.4)	24.4
Principal payments on long-term debt	(25.8)	(5.9)
Proceeds from stock option and other common stock transactions	72.6	62.5
Excess tax benefit from stock-based compensation	3.1
Repurchase of common stock	(1,000.0)
Acquisition of treasury stock		(227.7)
Other financing cash flows	(2.3)	5.0
Net cash used in financing activities	(466.4)	(141.7)

Effect of exchange rate changes on cash and cash equivalents	2.8	(1.0)

Net decrease in cash and cash equivalents	(564.7)	(237.1)
Cash and cash equivalents at beginning of year	1,290.7	1,010.3
Cash and cash equivalents at end of period	$726.0	$773.2

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company has reclassified pension plans which have asset balances from other long-term liabilities to other assets. The reclassifications have been made to prior period consolidated condensed financial statements to conform to the current year presentation. As a result the Company’s March 31, 2006 balance sheet herein reflects an $86.3 reclassification of other long-term liabilities to other assets. The balance sheet was the only financial statement impacted by this reclassification.

Note 2 - Restatement of Consolidated Condensed Financial Statements

In July 2006 the Company established a special committee, comprised of the two most recently elected independent directors (the Special Committee), to manage and supervise an investigation into the Company’s stock option grant practices between March 1, 1996 and July 31, 2006 (the Relevant Period). Together with its independent counsel and forensic accountants, the Special Committee conducted an extensive review of stock option grants made by the Company during the Relevant Period, which covered 13,564 grants. As a result of the Special Committee’s conclusions, the Company has restated the accompanying consolidated condensed balance sheet as of March 31, 2006, and the related consolidated condensed statements of income and cash flows for the third quarter and nine months ended December 30, 2005 from the amounts previously reported.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Based on the results of the Special Committee’s investigation, the independent directors determined that 9,234 stock option grants should be modified, principally due to delays in authorization and approval and the absence of definitive documentation, including:

•
540 stock option grants made between May 9, 1996, and June 13, 2002, which should have been accounted for as repricings of prior stock option grants, 527 of which require variable accounting until April 1, 2006, when the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”;

•
3,906 other stock option grants made between April 9, 1996, and April 3, 2006, for which the measurement date should be changed to a later date on which the closing stock price was higher, requiring additional compensation expense; and

•
4,788 other stock option grants made between April 1, 1996, and July 10, 2006, for which the measurement date should be changed to a later date on which the closing stock price was lower, requiring no additional compensation expense.

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through June 30, 2006, related to stock options was approximately $70, including approximately $30 attributable to the repricings requiring variable accounting. This $70 (approximately $60 after taxes) has been allocated among the last 11 fiscal years and first quarter of fiscal 2007 as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Fiscal Year Ended	Pre-Tax Expense

March 29, 1996	$0.0
March 28, 1997	$0.4
April 3, 1998	$1.8
April 2, 1999	$3.2
March 31, 2000	$8.7
March 30, 2001	$2.8
March 29, 2002	$16.8
March 28, 2003	$(6.5)
April 2, 2004	$14.1
April 1, 2005	$8.4
March 31, 2006	$20.7

Fiscal Quarter Ended

June 30, 2006	$(0.2)

The Company also determined that the tax benefits associated with the exercise of certain stock options in foreign jurisdictions had been incorrectly credited against the foreign tax provision, rather than additional paid-in capital. The Company further determined that it had inappropriately applied the effective rate, rather than the U.S. statutory rate, in recognizing the tax benefits associated with the exercise of stock options in the U.S. Correction of these two tax errors resulted in an incremental cumulative tax provision of approximately $14, which is included in the previously stated $60 million incremental cumulative after-tax compensation expense through June 30, 2006.

The Company has restated its consolidated financial statements for prior periods included herein to record these adjustments to compensation expense and related items. Since the Company believes that these adjustments are not material to its consolidated financial statements for any period, it does not plan to separately amend any of its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to reflect the adjustments.

Unless otherwise indicated, all references in this Note 2 hereafter to years are to calendar years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Background

During the Relevant Period, CSC granted stock options to two categories of employees:

•
the Chief Executive Officer, Chief Operating Officer, each of their respective direct reports and each other employee who is an "officer" for purposes of the Securities Exchange Act of 1934 (collectively, Senior Executives); and

•	all other employees (collectively, Other Employees).

Option grants to Senior Executives were approved by the Compensation Committee or the Board of Directors. Approvals for option grants to Other Employees were delegated to the Chief Executive Officer or, after July 1999, in the case of option grants of 5,000 shares or less, to the Corporate Vice President, Human Resources. The Company did not grant stock options to its independent directors.

Option grants during the Relevant Period can be grouped into three general categories:

•	"Annual Cycle Options," which were granted as part of the annual compensation review process each year;

•
"Discounted Options," which, on and prior to May 12, 2004, were granted on the Annual Cycle Option grant date in lieu of a cash bonus, and which typically had an exercise price per share equal to 25% of the closing market price of the Company's common stock on the grant date; and

•	"Other Options," which primarily include options granted to new hires (including to employees acquired through acquisitions and outsourcings) and for promotions and special recognition.

Of the 13,564 option grants made by the Company during the Relevant Period, (i) 9,134 were for Annual Cycle Options, (ii) 262 were for Discounted Options and (iii) 4,168 were for Other Options. The option grants in each category were reviewed to determine the first date upon which the identity of the optionee, the number of shares subject to the option grant and the option exercise price were determined with finality (the measurement date). The following describes the option grants for which the independent directors determined that the measurement date should be a date other than the grant date.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Annual Cycle Options

Annual Cycle Options Granted to Senior Executives.

The independent directors have concluded that there is evidence that the Annual Cycle Options granted to Senior Executives in 1996, 1999 and 2002 may each have had two measurement dates: (i) the first occurring on the date of an initial action to select the optionees, the number of option shares and the grant date closing stock price to be used for the exercise price, and (ii) the second occurring on the date of a subsequent action, within 10 days, to select a later grant date closing stock price to be used for the exercise price. Therefore, the Company has determined that the aggregate 54 Annual Cycle Option grants to Senior Executives on May 9, 1996, May 10, 1999 and June 13, 2002, should be accounted for as a repricing of options for which a measurement date had previously been established on May 6, 1996, May 3, 1999, and June 3, 2002, respectively. Generally accepted accounting principles in effect at the time require a change from fixed to variable accounting for the 1999 and 2002 repricings, but not for the 1996 repricing. The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to accounting for these Annual Cycle Option grants to Senior Executives as repricings was approximately $10.

Annual Cycle Options Granted to Other Employees.

In each of the years from 1996 through 2005, there were changes, after the grant date, in the list of Annual Cycle Options to be granted to Other Employees. Therefore, the measurement date for all of the 7,562 Annual Cycle Options (excluding the 260 French grants discussed below) granted to Other Employees in those years has been changed to be the first date upon which the list was determined with finality. Of these grants, 3,891 had a lower closing stock price on the new measurement dates than on the related grant dates, which did not result in any additional compensation expense. The remaining 3,671 grants did, however, except as set forth below, result in additional compensation expense amortized over the vesting period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

The new measurement date for the 2001 Annual Cycle Options granted to Other Employees resulted in a repricing requiring variable accounting. On October 29, 2001, the Company commenced an exchange offer (the 2001 Exchange Offer) pursuant to which employees could elect to cancel unexercised options with an exercise price per share of $70 or more in exchange for new options. The 2001 Exchange Offer was specifically designed so that no employee eligible to participate was granted any options during the period beginning six months before the commencement of the 2001 Exchange Offer and ending six months after the option cancellation date. Although the grant date of the Annual Cycle Options granted to Other Employees in 2001 precedes the 2001 Exchange Offer commencement date by more than six months, the new measurement date of these Annual Cycle Options does not. Consequently, certain of these options were treated as a repricing of options held by the same optionee which were cancelled in the 2001 Exchange Offer. The remaining 2001 Annual Cycle Options which were not treated as a repricing also resulted in additional compensation expense, since the new measurement date had a higher closing stock price than the grant date. The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes through June 30, 2006, related to changing the measurement date of the 2001 Annual Cycle Options granted to Other Employees, and accounting for such options as a repricing was approximately $21, including approximately $19 attributable to variable accounting.

The foregoing description excludes all Annual Cycle Options granted to Other Employees subject to French taxes (French Options). The Company has a French sub-plan pursuant to which it grants French Options addressing French tax consequences. One of the requirements for these options is that they not be granted during a "closed period," as defined under French tax law. Until recently, the Company understood that the closed period included, among other periods, the 10-trading day period before and after the Company made a material announcement. Since the Company did not determine the grant date of French Options until it had confirmed that no material announcement was made during the following 10 trading days, the measurement date for all of the 260 French Option grants made during the Relevant Period has been changed. The Company currently believes that the closed period does not include the 10-day period after a material announcement (other than an earnings release or the filing of a Form 10-K or Form 10-Q).

The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to Annual Cycle Option grants to Other Employees, including the $21 relating to the 2001 Annual Cycle Options discussed above, constitutes approximately $47 of the total $70 incremental cumulative non-cash compensation expense before taxes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Discounted Options and Restricted Stock

The Company has identified 105 Discounted Options granted between May 3, 2000, and May 12, 2004, in which the identity of the optionee or the number of shares underlying the option was not determined with finality until after the grant date. The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from May 3, 2000, through June 30, 2006, related to accounting for the change in measurement dates for these Discounted Options grants was approximately $1.

In 2005 and 2006, the Company granted restricted stock and restricted stock units, respectively, in lieu of a cash bonus. Sixteen of the restricted stock awards in 2005 were not determined with finality until after the grant date, and the Company recorded an incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to accounting for the change in measurement dates for these restricted stock awards of less than $0.05. This amount has been included in the aggregate incremental compensation expense amounts related to stock options.

The Company has also determined it had incorrectly reversed accruals for certain management bonuses which had been exchanged for discounted options and awards. The aggregate incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to stock options includes the resulting increase or decrease in compensation expense for each period affected. The cumulative impact of the bonus accrual adjustments through June 30, 2006, was approximately $4.

Other Options

During the Relevant Period, the Company issued 4,168 Other Option grants to new hires and for promotions, special recognition and other reasons. Of these, the Company identified 931 which were granted to new hires who joined the Company through an acquisition, or through an outsourcing by their former employer, in which the measurement date should have been a date other than the grant date. Although the acquisition or outsourcing agreement generally set forth the aggregate number of option shares to be granted to the new employees, the specific allocation among employees was often not finalized until after the grant date.

The Company has also identified 320 additional Other Option grants in which the measurement date should have been a date other than the grant date, and two Other Option grants which should have been accounted for as repricings requiring variable accounting. These Other Option grants were primarily made to new hires or for promotions or special recognition.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to Other Option grants was approximately $8.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows:

Fiscal Year	Pre-Tax Expense	After Tax Expense
1997	$.4	$.3
1998	1.8	1.4
1999	3.2	1.6
2000	8.7	11.6
2001	2.8	6.0
2002	16.8	11.8
2003	(6.5)	(4.0)
2004	14.1	8.9
2005	8.4	7.3
2006	20.7	15.2
Total	$70.4	$60.1

The effect of the adjustments on previously reported income from continuing operations and earning per share on recent periods not reported in this filing are summarized below:

	First Quarter Ended
	June 30, 2006	July 1, 2005
Income from continuing operations	$(55.3)	$108.7
Adjustment	.1	(.2)
Restated net income	$(55.2)	$108.5

Basic earnings per share as reported	$(0.29)	$0.59
Adjustment		(0.01)
Restated basic earnings per share	$(0.29)	$0.58

Diluted earnings per share as reported	$(0.29)	$0.58
Adjustment
Restated diluted earnings per share	$(0.29)	$0.58

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

Additionally, the Company has restated the proforma expense under SFAS No. 123, "Accounting for Stock-Based Compensation" in Note 5 of the Notes to Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the quarter and nine months ended December 30, 2005.

The following table presents the effects of the restatement to the Company’s consolidated condensed statements of income:

	Third Quarter Ended December 30, 2005			Nine Months Ended December 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$3,577.0		$3,577.0	$10,732.1		$10,732.1

Costs of services (excludes depreciation and amortization)	2,850.0	$1.4	2,851.4	8,653.4	$2.7	8,656.1
Selling, general and administrative	207.7	5.7	213.4	620.6	9.8	630.4
Depreciation and amortization	267.9		267.9	812.3		812.3
Interest expense	24.6		24.6	74.6		74.6
Interest income	(13.8)		(13.8)	(28.1)		(28.1)
Special items				52.0		52.0
Total costs and expenses	3,336.4	7.1	3,343.5	10,184.8	$12.5	10,197.3

Income before taxes	240.6	(7.1)	233.5	547.3	(12.5)	534.8
Taxes on income	75.5	(1.4)	74.1	174.0	(3.2)	170.8
Income from continuing operations	165.1	(5.7)	159.4	373.3	(9.3)	364.0
Discontinued operations, net of taxes	38.4		38.4	61.3		61.3
Net income	$203.5	$(5.7)	$197.8	$434.6	$(9.3)	$425.3

Earnings per share:
Continuing operations	$0.89	$(0.03)	$0.86	$2.01	$(0.05)	$1.96
Discontinued operations	0.21		0.21	0.33		0.33
Basic*	$1.10	$(0.03)	$1.07	$2.34	$(0.05)	$2.29

Continuing operations	$0.88	$(0.03)	$0.85	$1.99	$(0.05)	$1.94
Discontinued operations	0.20		0.20	0.33		0.33
Diluted*	$1.08	$(0.03)	$1.05	$2.32	$(0.05)	$2.27

* Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of March 31, 2006:

	March 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$1,290.7		$1,290.7
Receivables	3,746.3		3,746.3
Prepaid expenses and other current assets	1,268.9		1,268.9
Total current assets	6,305.9		6,305.9
Property and equipment, net	2,320.1		2,320.1
Outsourcing contract costs, net	1,175.3		1,175.3
Software, net	453.3		453.3
Goodwill, net of accumulated amortization	2,306.3		2,306.3
Other assets	468.7	$25.3	494.0
Total assets	$13,029.6	$25.3	$13,054.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$85.3		$85.3
Accounts payable	705.1		705.1
Accrued payroll and related costs	706.5		706.5
Other accrued expenses	1,359.7		1,359.7
Deferred revenue	629.1		629.1
Federal, state, and foreign income taxes	655.4		655.4
Total current liabilities	4,141.1		4,141.1

Long-term debt, net	1,376.8		1,376.8
Other long-term liabilities	739.8		739.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 179,684,817 (2007) and 194,904,250 (2006)	194.9		194.9
Additional paid-in capital	1,799.2	$85.4	1,884.6
Earnings retained for use in business	5,042.1	(60.1)	4,982.0
Accumulated other comprehensive income	106.8		106.8
	7,143.0	25.3	7,168.3
Less common stock in treasury, at cost, 7,725,263 shares (2007) and 7,653,655 shares (2006)	(347.1)		(347.1)
Unearned restricted stock	(24.0)		(24.0)
Total stockholders' equity	6,771.9	25.3	6,797.2
Total liabilities and stockholders' equity	$13,029.6	$25.3	$13,054.9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (Continued)

The following table sets forth the effects of the restatement on the Company’s consolidated statement of cash flows for the nine months ended December 30, 2005:

	Nine Months Ended December 30, 2005
	As Reported	Adjustments	As Restated
Cash flows from Operating Activities
Net (loss) income	$434.6	$(9.3)	$425.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	894.3	9.3	903.6

The following table sets forth the effects of the restatement to the condensed consolidated statements of income for the three months ended June 30, 2006 and July 1, 2005 (not otherwise presented herein):

	Three Months Ended June 30, 2006			Three Months Ended July 1, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$3,556.2		$3,556.2	$3,582.5		$3,582.5

Costs of services (excludes depreciation and amortization) (1)	2,883.3	$(.2)	2,883.1	2,926.7		2,926.7
Selling, general and administrative (1)	227.6		227.6	205.1	$.3	205.4
Depreciation and amortization	260.9		260.9	269.7		269.7
Interest expense	30.7		30.7	24.1		24.1
Interest income	(26.0)		(26.0)	(5.3)		(5.3)
Special items	196.9		196.9
Total costs and expenses	3,573.4	(.2)	3,573.2	3,420.3	.3	3,420.6

(Loss) income before taxes	(17.2)	.2	(17.0)	162.2	(.3)	161.9
Taxes on income	38.1	.1	38.2	53.5	(.1)	53.4
(Loss) income from continuing operations	(55.3)	.1	(55.2)	108.7	(.2)	108.5
Discontinued operations, net of taxes				22.9		22.9
Net (loss) income	$(55.3)	$.1	$(55.2)	$131.6	$(.2)	$131.4

(Loss) earnings per share:
Continuing operations	$(0.29)		$(0.29)	$0.59	(0.01)	$0.58
Discontinued operations				0.12		0.12
Basic*	$(0.29)		$(0.29)	$0.71		$0.71

Continuing operations	$(0.29)		$(0.29)	$0.58		$0.58
Discontinued operations				0.12		0.12
Diluted*	$(0.29)		$(0.29)	$0.70		$0.70

* Amounts may not add as a result of rounding.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (Continued)

The following table sets forth the effects of the restatement on the Company’s consolidated statement of cash flows for the three months ended June 30, 2006 and July 1, 2005 (not otherwise presented herein):

	Three Months Ended June 30, 2006			Three Months Ended July 1, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from Operating Activities
Net (loss) income	$(55.3)	$.1	$(55.2)	$131.6	$(.2)	$131.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	299.1	(.1)	299.0	296.3	.2	296.5

The following table provides a summary of the effects of the different components of the restatement described above as of and for the periods indicated.

	Net Income for the Year Ended March 31, 2006	Net Income for the Year Ended April 1, 2005	Earnings Retained For Use In Business As Of April 3, 2004
As previously reported	$634.0	$810.2	$3,597.9
Adjustments:
Stock-based compensation, net of related income tax effect	(12.2)	(6.2)	(24.8)
Stock based compensation in lieu of cash bonus, net of related income tax effects	(1.0)	.5	(2.6)
Reversal of tax benefit associated with exercise of stock options	(2.0)	(1.6)	(10.2)
Decrease	(15.2)	(7.3)	(37.6) (1)
As adjusted	$618.8	$802.9	$3,560.3

(1)
The impact of errors described above on earnings retained for use in business was $8.9, $(4.0), $11.8, $6.0, $11.6, $1.6, $1.4 and $.3 for the fiscal years 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Third Quarter Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Income from continuing operations	$114.8	$159.4
Gain on sale of discontinued operations, net of taxes		38.4
Net income	$114.8	$197.8

Common share information:
Average common shares outstanding for basic EPS	172.362	185.679
Dilutive effect of common stock equivalents	3.384	2.532
Shares for diluted EPS	175.746	188.211

Income from continuing operations	$0.67	$0.86
Gain on sale of discontinued operations, net of taxes		0.21

Basic EPS	$0.67	$1.07

Income from continuing operations	$0.65	$0.85
Gain on sale of discontinued operations, net of taxes		0.20

Diluted EPS	$0.65	$1.05

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 - Earnings Per Share (continued)

	Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Income from continuing operations	$153.0	$364.0
Gain on sale of discontinued operations, net of taxes		61.3
Net income	$153.0	$425.3

Common share information:
Average common shares outstanding for basic EPS	177.330	185.353
Dilutive effect of common stock equivalents	3.543	2.057
Shares for diluted EPS	180.873	187.410

Income from continuing operations	$0.86	$1.96
Gain on sale of discontinued operations, net of taxes		0.33
Basic EPS	$0.86	$2.29

Income from continuing operations	$0.85	$1.94
Gain on sale of discontinued operations, net of taxes		.33
Diluted EPS	$0.85	$2.27

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 5,620,453 and 2,784,866 for the three months and 5,092,140 and 5,735,352 for the nine months ended December 29, 2006 and December 30, 2005, respectively.

Note 4 - Discontinued Operations

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

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 - Discontinued Operations (continued)

During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DynCorp International (DI). As a result the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. In May 2006 the Company redeemed its preferred stock in DI for $168.6, of which $23.8 represented dividends receivable, resulting in a gain of $11.2 net of taxes of $7.1. During the third quarter ended December 30, 2005, the Company recognized $10.2 million of preferred stock dividend income, which is included in interest income in the consolidated statements of income. There was no preferred stock dividend income recognized during the third quarter ended December 29, 2006. During the nine months ended December 29, 2006 and December 30, 2005 the Company recognized $3.6 and $15.8, respectively of preferred stock dividend income which is included in interest income in the consolidated statements of income.

Note 5 - Stock Incentive Plans

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The Company has adopted the modified prospective transition method and therefore has not restated the results of prior periods. Under this method, the Company is required to recognize compensation expense equal to the fair value of partially vested share-based awards at April 1, 2006 over the remaining period of service, as well as the compensation expense for those share-based awards granted or modified on or after April 1, 2006. The total stock-based compensation expense for awards issued on or after April 1, 2006 is recorded on a straight-line basis over the vesting period based on the grant-date fair values. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123. The fair values are estimated using the Black-Scholes-Merton option pricing model as discussed below.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation expense under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The Company disclosed in its prior financial statements certain pro forma net income and earnings per share information under SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”

In accordance with SFAS No. 123R, the Company recognized $14.2 and $46.9 of stock-based compensation expense ($10.0 and $31.6 net of tax) for the three and nine months ended December 29, 2006. Of this amount, $3.4 and $10.9 was charged to costs of services and $10.8 and $36.0 was charged to selling, general and administrative expense, respectively. As a result of adopting SFAS No. 123R, income from continuing operations before taxes for the three and nine months ended December 29, 2006 was $5.9 and $38.0 lower, respectively, than had the Company continued to account for share-based compensation under APB 25. The impact on diluted earnings per share for the same periods was $.03 and $.14 per share, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 - Stock Incentive Plans (continued)

The following pro forma table illustrates the impact on net income and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the three and nine months ended December 30, 2005:

	Three Months Ended December 30, 2005	Nine Months Ended December 30, 2005
	As Restated (1)	As Restated (1)
Net income,	$197.8	$425.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7.0	13.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.5)	(25.0)
Pro forma net income	$196.3	$414.2
Earnings per share:
Basic - as reported	$1.07	$2.29
Basic - pro forma	1.06	2.23
Diluted - as reported	1.05	2.27
Diluted - pro forma	1.04	2.21

As indicated, the Company uses the Black-Scholes-Merton model in determining the fair value of options granted. In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding. Beginning April 1, 2006, the Company determined separate assumptions for the expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior. This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. Government issued Treasury strips with a period commensurate with the expected term of the options. In determining the overall risk-free interest rate, a range of interest rates from 4.45% to 4.96% was applied depending on the applicable job tier and date of grant. Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility. Historical volatility was based on the Company’s 10-year historical daily closing price. Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of nine months and longer. The range of volatility used for the nine months ended December 29, 2006 was 28% to 33%. Forfeitures were estimated based on historical experience.

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 - Stock Incentive Plans (continued)

The weighted average fair values of stock options granted during the nine months ended December 29, 2006 and December 30, 2005 were $16.66 and $15.58 per share, respectively. In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	December 29, 2006	December 30, 2005
Risk-free interest rate	4.84%	3.73%
Expected volatility	28%	41%
Expected lives	4.08 years	3.87 years

Employee Incentive Plans

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs). The Company’s standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date. Prior to April 2001, the Company’s standard vesting schedule for stock options and awards was one fifth of the shares vested on each of the first five anniversaries of the grant date. Stock options are generally granted for a term of ten years. At December 29, 2006, 3,951,134 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Nine Months Ended December 29, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 1, 2006	17,249,441	$42.22	6.11	$203.5
Granted	3,120,075	55.25
Exercised	(1,968,761)	36.93
Canceled/Forfeited/Expired	(512,880)	49.75

Outstanding at December 29, 2006	17,887,875	44.86	6.08	168.5
Vested and expected to vest in the future at December 29, 2006	17,607,297	44.77	6.02	167.5
Exercisable at December 29, 2006	12,249,168	42.92	4.84	138.6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 - Stock Incentive Plans (continued)

The total intrinsic value of options exercised during the nine months ended December 29, 2006 and December 30, 2005 was $33.5 and $29.2, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at December 29, 2006 (for options outstanding), or date of exercise, for options exercised during the period less the applicable exercise price. The total grant date fair value of stock options vested during the nine months ended December 29, 2006 and December 30, 2005 was $36.6 and $46.9, respectively.

The cash received from stock options exercised during the nine months ended December 29, 2006 was $72.6. During the nine months ended December 29, 2006 the Company realized income tax benefits of $10.9 related to the exercise of these stock options.

As of December 29, 2006 there was $47.0 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.97 years.

Stock Awards

Stock awards consist of restricted stock and restricted stock units (RSUs). Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. The restrictions on shares of CSC restricted stock normally lapse on the first, second and third anniversaries of the date of issuance for awards issued in lieu of cash bonuses, and on the third, fourth and fifth anniversaries for all others.

The restrictions on RSUs vest on the first, second and third anniversaries of the date of issuance for those issued in lieu of cash bonuses, and on the third, fourth and fifth anniversaries for all others. Upon the vesting date, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

Information concerning stock awards granted under stock incentive plans is as follows:

	Nine Months Ended December 29, 2006
	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	795,991	$42.48
Granted	560,752	55.35
Released/Redeemed	(193,584)	45.13
Forfeited/Canceled	(14,990)	46.70
Outstanding at December 29, 2006	1,148,169	48.27

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 - Stock Incentive Plans (continued)

As of December 29, 2006 there was $40.7 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.03 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	Nine Months Ended December 29, 2006
	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	59,521	$42.45
Granted	14,400	52.39
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at December 29, 2006	73,321	44.44

When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares. The number of shares to be delivered upon redemption is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election the RSUs may be redeemed (i) as an entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

As of December 29, 2006 there was $0.4 of total unrecognized compensation expense related to unvested nonemployee director RSUs. The cost is expected to be fully recognized as of the annual stockholders’ meeting on July 30, 2007.

Note 6 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	Dec. 29, 2006	Mar. 31, 2006
Property and equipment	$3,423.6	$3,047.8
Goodwill	337.3	323.0

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 7 - Dividends

No dividends were paid during the periods presented. At December 29, 2006 and March 31, 2006, there were 180,506,816 and 194,904,250 shares, respectively, of $1.00 par value common stock issued. The Company had 7,772,812 and 7,653,655 shares of treasury stock as of December 29, 2006 and March 31, 2006, respectively.

Note 8 - Cash Flows

Cash payments for interest on indebtedness were $113.8 and $81.0 for the nine months ended December 29, 2006 and December 30, 2005, respectively. Net cash payments for taxes on income were $202.0 and $95.8 for the nine months ended December 29, 2006 and December 30, 2005, respectively.

Note 9 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Third Quarter Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Net income	$114.8	$197.8
Foreign currency translation adjustment	63.6	(40.3)
Unrealized gain on available for sale securities	1.3	11.5
Comprehensive income	$179.7	$169.0

	Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Net income	$153.0	$425.3
Foreign currency translation adjustment	201.3	(177.8)
Unfunded pension adjustment	(1.2)
Unrealized gain on available for sale securities	1.5	11.7
Reclassification adjustment for gains realized in net income	(6.9)
Comprehensive income	$347.7	$259.2

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain on available for sale securities.

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 10 - Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” CSC aggregates operating segments into two reportable segments, U.S. Federal and Global Commercial. The U.S. Federal segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies. The impact from the adoption of SFAS No. 123R, “Share-Based Payment” is reflected in the Corporate segment.

Information on reportable segments is as follows:

	Global Commercial	U.S. Federal	Corporate	Total
Third Quarter Ended, December 29, 2006
Revenues	$2,338.8	$1,298.1		$3,636.9
Earnings (loss) before special items, interest and taxes	181.0	86.2	$(23.3)	243.9
Assets	9,186.3	3,657.4	277.0	13,120.7

Third Quarter Ended, December 30, 2005 - As Restated (1)
Revenues	2,354.3	1,222.7		3,577.0
Earnings (loss) before special items, interest and taxes	169.1	89.8	(14.6)	244.3
Assets	8,392.3	3,436.6	818.2	12,647.1

	Global Commercial	U.S. Federal	Corporate	Total
Nine Months Ended, December 29, 2006
Revenues	$6,879.5	$3,918.8		$10,798.3
Earnings (loss) before special items, interest and taxes	431.1	268.5	$(55.0)	644.6

Nine Months Ended, December 30, 2005- As Restated (1)
Revenues	7,044.4	3,687.7		10,732.1
Earnings (loss) before special items, interest and taxes	406.6	264.0	(37.3)	633.3

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 10 - Segment Information (continued)

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Third Quarter Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Earnings before special items, interest and taxes	$243.9	$244.3
Interest expense	(38.4)	(24.6)
Interest income	8.4	13.8
Special items	(42.0)
Income before taxes	$171.9	$233.5

	Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005
		As Restated (1)
Earnings before special items, interest and taxes	$644.6	$633.3
Interest expense	(107.4)	(74.6)
Interest income	41.8	28.1
Special items	(279.9)	(52.0)
Income before taxes	$299.1	$534.8

Note 11 - Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended December 29, 2006 is as follows:

	Global Commercial	U.S. Federal	Total
Balance as of March 31, 2006	$1,752.7	$553.6	$2,306.3
Additions	16.3	-	16.3
Foreign currency translation	75.5	-	75.5
Acquisitions	-	93.5	93.5
Balance as of December 29, 2006	$1,844.5	$647.1	$2,491.6

The Global Commercial additions to goodwill for the period relates to the acquisition of the remaining interest of a majority owned joint venture. The U.S. Federal increase in goodwill relates to the Datatrac Information Services acquisition on December 22, 2006. See footnote 13 for further details. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 - Goodwill and Other Intangible Assets (continued)

A summary of amortizable intangible assets as of December 29, 2006 and March 31, 2006 is as follows:

	December 29, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,301.1	$835.6	$465.5
Outsourcing contract costs	2,235.7	1,188.3	1,047.4
Other intangible assets	172.2	104.7	67.5
Total intangible assets	$3,709.0	$2,128.6	$1,580.4

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,185.7	$732.4	$453.3
Outsourcing contract costs	2,288.1	1,112.8	1,175.3
Other intangible assets	172.2	95.6	76.6
Total intangible assets	$3,646.0	$1,940.8	$1,705.2

Amortization related to intangible assets was $106.0 and $110.5 for the three months and $323.9 and $324.1 for the nine months ended December 29, 2006 and December 30, 2005, respectively. Estimated amortization expense related to intangible assets as of March 31, 2006 for each of the subsequent five years, fiscal 2007 through fiscal 2011, is as follows: $357, $290, $261, $217, and $145, respectively.

Note 12 - Special Items

Special items totaling $42.0 and $279.9 were recorded during the third quarter and nine months ended December 29, 2006, respectively. For the third quarter and nine months ended December 29, 2006 special items consisted of: (1) a $42.0 and $297.2 restructuring charge for the third quarter and nine months year to date, respectively, (see discussion below), (2) a year to date $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008. The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively, with an estimated total pre-tax cost of $375. In addition, during the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges will also be incurred with an estimated incremental pre-tax cost of $65, about $55 of which is expected to impact pre-tax cash flow. Accordingly, the total estimated pre-tax restructuring cost is now projected to be $440, of which $375 is projected to impact pre-tax cash flow.

The charge recorded in the third quarter and first nine months of fiscal 2007 includes $24.3 and $274.9 for workforce reduction costs and $17.7 and $22.3 for vacant space and other charges. The other costs are net of an $11.6 gain on the sale of a datacenter. All but approximately $.5 of the restructuring charge is projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 of the nine month charge was incurred at corporate.

The restructuring related cash outflow - net of cash received from the datacenter sale referenced above - for the first nine months of fiscal 2007 was approximately $120. Estimated full year fiscal 2007 pre-tax restructuring cash flow - net of cash received from the datacenter sale - is approximately $175.

A majority of the planned headcount reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of December 29, 2006, approximately 4,000 separations have been completed (approximately one-quarter due to attrition). Approximately 1,400 new hires occurred in lower cost regions during the nine months ended December 29, 2006 including replacements of some of the 4,000 reductions as well as for previously-planned and on-going business activities.

The Company’s strategy in Europe is to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations are also necessary in certain countries to attain targeted reductions. Outside of Europe, the Company expects all terminations to be involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

The amounts of termination benefits are typically attributable to employees’ services already rendered and increase as length of service increases. The Company records charges for negotiated, voluntary terminations at the time an employee accepts the Company’s offer. Involuntary termination benefits are accrued at the time such obligations are considered probable and reasonably estimable. Such a calculation is based on estimates of benefit payouts as well as number and type of staff to be terminated. In cases where a plan calls for first attempting to garner voluntary terminations and then moves to involuntary terminations if targeted reductions are not achieved, a charge is accrued based on estimated involuntary benefits for all remaining reductions.

Accruals for future termination benefits are based on a number of assumptions and estimates. Such accruals may differ from actual results for a variety of reasons, including: different benefit amounts or mix of employees as a result of completed employee representative consultations; additional voluntary terminations in lieu of accrued involuntary terminations; changes in mix of actual terminated employees by age, years of service, or job class.

Restructuring-related pre-tax cash payments are estimated to be approximately $175 in fiscal 2007 and $200 in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2007 activity:

Three months ended December 29, 2006:

	Liability As of Sept. 29, 2006	Total pre-tax charges recorded 3rd quarter fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Dec. 29, 2006
Workforce reductions	$139.8	$24.3		$(42.8)	$4.6	$125.9
Other	0.6	17.7	$11.3	(1.2)	0.2	28.6
Total	$140.4	$42.0	$11.3	$(44.0)	$4.8	$154.5

Nine months ended December 29, 2006:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Dec. 29, 2006
Workforce reductions	$275.0	$(6.7)	$(149.1)	$6.7	$125.9
Other	22.2	8.5	(2.3)	0.2	28.6
Total	$297.2	$1.8	$(151.4)	$6.9	$154.5

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of restructured assets.
(2)	Foreign currency translation adjustments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 - Acquisitions

On December 22, 2006 CSC completed the acquisition of Datatrac Information Services, Inc., a privately held U.S. government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123 subject to final purchase accounting adjustments. The acquisition extends CSC's ability to offer comprehensive solutions in identity management and credentialing, a market segment of strategic importance to CSC's Federal Sector operation. It also expands the company's capabilities in offering customer contact solutions to clients across the broad U.S. federal market and strengthens CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.

The acquisition was accounted for under the purchase method and Datatrac’s results of operations have been included with the Company’s from the date of acquisition, December 22, 2006, to the end of the period. The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition. CSC is in the process of allocating fair values for certain intangible assets using an independent appraisal. The excess purchase price over the fair values of the net tangible assets, identified intangible assets and liabilities acquired was allocated to goodwill. Initial goodwill of $93.5 will be adjusted for the results of valuing the intangible assets by the independent appraiser. The goodwill recognized was assigned to the U.S. Federal segment, and is expected to be deductible for tax purposes.

A summary of the assets acquired and liabilities assumed in the Datatrac acquisition and the net cash paid are as follows:

Estimated Fair Values
Accounts receivable	$27.4
Prepaids and other current assets	2.6
Other assets, net	1.7
Net property, plant and equipment	16.0
Accounts payable and accrued expenses	(20.2)
Long-term debt	(0.2)
Goodwill	93.5
Net assets acquired and goodwill	$120.8

Purchase price	$123.0
Less cash acquired	(2.2)
Purchase price net of cash acquired	$120.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 - Acquisitions (continued)

The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

The Company is currently assessing plans to exit or consolidate certain acquired operations and facilities as Datatrac is integrated into the Company’s operations. Upon completion of the assessment the Company will formulate a plan to exit or consolidate the identified operations and facilities. Generally accepted accounting principles require that costs related to these exit or consolidation activities, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Currently, the purchase accounting for Datatrac has not been finalized; therefore, the Company’s costs for exit activities have not been determined or reflected in the purchase price allocation. The Company expects to record the assumed liabilities and related impact to goodwill over the next twelve months.

During September 2006 Danske Regioner exercised its option to put its minority interest in CSC Scandihealth A/S (Scandihealth) to CSC. As a result, CSC acquired the remaining 40% share of Scandihealth it did not own for a purchase price of approximately $20.8. The purchase price was preliminarily allocated to the related minority interest liability of $4 and the remainder to goodwill. The goodwill recognized was included in the Global Commercial segment, none of which is expected to be deductible for tax purposes. Prior to the exercise of the option Scandihealth was a consolidated subsidiary of CSC and, as such, its assets and liabilities were reflected in CSC’s consolidated balance sheet. The proforma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

As a result of the DynCorp acquisition on March 7, 2003, the Company incurred costs to exit and consolidate activities, involuntarily terminate employees, and other costs to integrate DynCorp into the Company. The facility consolidations related to the abandonment and sublease of DynCorp facilities. The components of the final acquisition integration liabilities included in the purchase price allocation for DynCorp are presented in the following table.

	Acquisition Integration Liabilities	Paid as of Dec. 29, 2006	Balance Remaining at Dec. 29, 2006
Severance payments	$7.1	$7.1
Facility consolidations	66.6	52.7	$13.9
Other	6.1	3.5	2.6
	$79.8	$63.3	$16.5

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 - Acquisitions (continued)

During fiscal 2006, the Company finalized a scheme of arrangement to acquire the 26.9% of CSA Holdings Ltd (CSAH) now owned by the Company’s wholly owned subsidiary, CSC Computer Sciences International Inc. (CSCI). The arrangement allows for better integration of similar businesses between CSAH and CSC’s other operations. The purchase price of the remaining interest was 75.5 million Singapore dollars (approximately $44). The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAH’s results of operations have been included with the Company’s from the date of acquisition, October 17, 2005. Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

Note 14 - Share Repurchase Program

On June 29, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $2,000. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006. Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9.3 shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7.1 shares for a payment of $500. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $16.4, $152.6 and $831.0, respectively. The Company will receive additional shares pursuant to this agreement depending on movements in the market price of the Company’s common stock over the life of the agreement. The agreement has a term of six to twelve months after completion of the period establishing the hedge price, which was completed on July 28, 2006.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, Goldman, Sachs & Co may repurchase an equivalent number of shares in the open market over the terms of the respective agreements. The accelerated share repurchase agreement may be completed at any time between January 29, 2007 and June 29, 2007. At the completion of the agreement, CSC’s initial price under the accelerated share repurchase agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The collared accelerated share repurchase agreement may be completed at anytime between January 29, 2007 and July 30, 2007. The Company financed the accelerated share repurchase transactions initially with cash on hand and the issuance of approximately $600 of commercial paper.

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1,000 in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan. The share repurchase program will begin after completion of the accelerated share repurchase and the collared share repurchase agreement and is expected to be completed over a twelve month period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $569.5 of such working capital lines; however, as of December 29, 2006, the amount of the maximum potential payment is $59.2, the amount of the related outstanding subsidiary debt. The $59.2 outstanding debt is reflected in the Company’s consolidated financial statements.

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney’s fees and costs. The Company is vigorously defending itself against the allegations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 - Commitments and Contingencies (continued)

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute which also involves billings for continued services and counterclaim allegations by Sears of contract breaches is expected to be resolved pursuant to negotiations or legal and arbitration proceedings. As of December 29, 2006, the Company’s investment in net assets associated with the Agreement was approximately $80 million. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling in excess of $1,000 on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $807 of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. The Company believes it has a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claims accruing but not being recognized. Settlement of the amounts depends on individual circumstances, negotiations with the parties and prosecution of the claims; we are unable to predict the timing of resolution of these claims.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 - Commitments and Contingencies (continued)

Several shareholders of the Company have filed purported derivative actions and a related class action suit against the Company, as nominal defendant, and certain of CSC's executive officers and directors. These actions generally allege that the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, and producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.

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

Note 16 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Third Quarter Ended
	December 29, 2006		December 30, 2005
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$32.1	$23.3	$29.6	$16.5
Interest cost	29.1	25.8	25.6	19.9
Expected return on assets	(33.4)	(31.1)	(28.1)	(21.3)
Amortization of transition obligation		.3		.3
Amortization of prior service cost	.8	.1	.8	.1
Amortization of unrecognized net loss	4.1	3.4	5.9	3.7
Special termination benefit recognized		(.2)
Net periodic pension cost	$32.7	$21.6	$33.8	$19.2

	Nine Months Ended
	December 29, 2006		December 30, 2005
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$96.3	$69.8	$88.8	$60.4
Interest cost	87.3	75.7	76.8	64.3
Expected return on assets	(100.2)	(89.0)	(84.3)	(68.8)
Amortization of transition obligation		.9		.9
Amortization of prior service cost	2.4	.4	2.4	.3
Amortization of unrecognized net loss	12.3	12.0	17.7	11.9
Curtailment (gain) loss		.7
Special termination benefit recognized		6.5
Net periodic pension cost	$98.1	$77.0	$101.4	$69.0

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 - Pension and Other Benefit Plans (continued)

	Third Quarter Ended
	December 29, 2006		December 30, 2005
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.6	$.1	$.4	$.1
Interest cost	2.2	.1	1.7	.2
Expected return on assets	(1.6)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service cost	.2		.2
Amortization of unrecognized net loss	.9		.1
Net periodic pension cost	$2.7	$.2	$1.2	$.3

	Nine Months Ended
	December 29, 2006		December 30, 2005
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.8	$.3	$1.2	$.3
Interest cost	6.6	.3	5.3	.6
Expected return on assets	(4.8)		(4.8)
Amortization of transition obligation	1.2		1.2
Amortization of prior service cost	.6		.6
Amortization of unrecognized net loss	2.7		.3
Net periodic pension cost	$8.1	$.6	$3.8	$.9

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, the Company expects to contribute $245 to its defined benefit pension and post retirement benefit plans during fiscal 2007. During the third quarter and first nine months of fiscal 2007 the Company contributed $51 and $174, respectively, to its defined benefit pension plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 - Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for CSC’s fiscal 2008. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September, 2006 the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement does not require any new fair value measurements. The Statement is effective for CSC’s fiscal 2009. At this time the Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material the registrant must adjust its financial statements. SAB No. 108 is applicable for CSC’s fiscal 2007. The Company is assessing but has not determined the impact, if any, SAB No. 108 will have on its consolidated financial statements.

In September, 2006 the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires the overfunded or underfunded status of single-employer defined benefit postretirement plans be recognized as an asset or liability in the statement of financial position. The Statement requires the funded status for pension plans to be determined based on the projected benefit obligation and for other postretirement plans on the accumulated benefit obligation. These provisions are effective for CSC’s fiscal 2007. In addition, the Statement requires that the plan measurement date coincide with the Company’s fiscal year-end. This provision is effective for CSC’s fiscal 2009. The Company is reviewing SFAS No. 158 and at this time has not determined the impact adoption of the Statement will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. This Statement is effective for CSC’s fiscal 2009. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

Note 18 - Debt

As disclosed in its press release dated November 2, 2006, the Company delayed filing its Form 10-Q for the quarter ended September 29, 2006. As a result of this delay the Company determined it would not be able to comply with certain reporting requirements of its $1 billion credit agreement or the Indenture for its $200 million 6 1/4% notes due March 15, 2009 (the Notes). In November, 2006, the Company obtained a waiver from its lenders under its $1 billion credit agreement for failure to comply with the reporting covenant in that agreement. This waiver expires April 6, 2007. On December 21, 2006, the Company completed a consent solicitation from the Notes holders for a one-time waiver of any default or event of default that has arisen or may arise from the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee, Citibank, N.A., certain reports required to be filed and furnished by the Company in accordance with the terms of the Note’s Indenture. The approval of the waiver effectively extended the existing 30-day cure period in the indenture by 60 days with respect to the reporting requirements of the Indenture. The cure periods for the Notes and the remaining outstanding term debt expires on March 9, 2007.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2007 versus
Third Quarter and First Nine Months of Fiscal 2006

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

As announced in a Current Report on Form 8-K filed on February 28, 2007, the Company has completed its internal investigation of its stock option grant practices. As previously announced, in response to investigations of CSC's option grant practices by the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York, the Company's Board of Directors on July 29, 2006, established a special committee, comprised of the two most recently elected independent directors (the Special Committee), to manage and supervise the internal investigation, and to report the results of its investigation to the independent members of the Board of Directors. Upon receipt of the results of the investigation, the independent directors made conclusions required to address the issues raised by the investigation.

Together with its independent counsel and forensic accountants, the Special Committee conducted an extensive review of stock option grants made by the Company between March 1, 1996, and July 31, 2006 (the Relevant Period), which covered 13,564 grants made on 520 dates. The Special Committee cooperated with the SEC and the U.S. Attorney throughout this process.

The Company's independent directors concluded that the evidence obtained by the Special Committee's investigation, as well as by their own interviews of certain current and former employees, did not establish any intentional wrongdoing by current or former employees or directors, and the independent directors continue to have confidence in the integrity of management. The Company believes that the adjustments to its consolidated financial statements resulting from the Special Committee's investigation are not material in any period.

Based on the report of the Special Committee, the independent directors determined that 9,234 stock option grants should be modified, principally due to delays in authorization and approval and the absence of definitive documentation, including:

•
540 stock option grants made on five dates between May 9, 1996, and June 13, 2002, which should have been accounted for as repricings of prior stock option grants, 527 of which require variable accounting until April 1, 2006, when the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”;

•
3,906 other stock option grants made on 108 dates between April 9, 1996, and April 3, 2006, for which the measurement date should be changed to a later date on which the closing stock price was higher, requiring additional compensation expense; and

•
4,788 other stock option grants made on 71 dates between April 1, 1996, and July 10, 2006, for which the measurement date should be changed to a later date on which the closing stock price was lower, requiring no additional compensation expense.

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through December 29, 2006, related to stock options was approximately $68 million, including approximately $30 million attributable to the repricings requiring variable accounting. This $68 million (approximately $59 million after taxes) has been allocated among the last 11 fiscal years and first three quarters of fiscal 2007 as follows:

Pre-Tax Expense
Fiscal Year Ended	(in millions)

March 29, 1996	$0.0
March 28, 1997	$0.4
April 3, 1998	$1.8
April 2, 1999	$3.2
March 31, 2000	$8.7
March 30, 2001	$2.8
March 29, 2002	$16.8
March 28, 2003	$(6.5)
April 2, 2004	$14.1
April 1, 2005	$8.4
March 31, 2006	$20.7

Fiscal Quarter Ended

June 30, 2006	$(0.2)
September 29, 2006	$(1.3)
December 29, 2006	$(0.8)

The Company also determined that the tax benefits associated with the exercise of certain stock options in foreign jurisdictions had been incorrectly credited against the foreign tax provision, rather than additional paid-in capital. The Company further determined that it had applied the effective rate, rather than the U.S. statutory rate, in recognizing the tax benefits associated with the exercise of stock options in the U.S. Correction of these two tax errors resulted in an incremental cumulative tax provision of approximately $14 million, which is included in the previously stated $59 million incremental cumulative after-tax compensation expense through December 29, 2006.

The Company has restated its consolidated financial statements for prior periods included herein to record these adjustments to compensation expense and related items. Since the Company believes that these adjustments are not material to its consolidated financial statements for any period, it does not plan to separately amend any of its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to reflect the adjustments.

Unless otherwise indicated, all references hereafter to years are to calendar years.

Background

During the Relevant Period, CSC granted stock options to two categories of employees:

•
the Chief Executive Officer, Chief Operating Officer, each of their respective direct reports and each other employee who is an "officer" for purposes of the Securities Exchange Act of 1934 (collectively, "Senior Executives"); and

•	all other employees (collectively, Other Employees).

Option grants to Senior Executives were approved by the Compensation Committee or the Board of Directors. Approvals for option grants to Other Employees were delegated to the Chief Executive Officer or, after July 1999, in the case of option grants of 5,000 shares or less, to the Corporate Vice President, Human Resources. The Company did not grant stock options to its independent directors.

Option grants during the Relevant Period can be grouped into three general categories:

•	"Annual Cycle Options," which were granted as part of the annual compensation review process each year;

•
"Discounted Options," which, on and prior to May 12, 2004, were granted on the Annual Cycle Option grant date in lieu of a cash bonus, and which typically had an exercise price per share equal to 25% of the closing market price of the Company's common stock on the grant date; and

•	"Other Options," which primarily include options granted to new hires (including to employees acquired through acquisitions and outsourcings) and for promotions and special recognition.

Of the 13,564 option grants made by the Company during the Relevant Period, (i) 9,134 were for Annual Cycle Options, (ii) 262 were for Discounted Options and (iii) 4,168 were for Other Options. The option grants in each category were reviewed to determine the first date upon which the identity of the optionee, the number of shares subject to the option grant and the option exercise price were determined with finality (the measurement date). The following describes the option grants for which the independent directors determined that the measurement date should be a date other than the grant date.

Annual Cycle Options

Annual Cycle Options Granted to Senior Executives.

The independent directors have concluded that there is evidence that the Annual Cycle Options granted to Senior Executives in 1996, 1999 and 2002 may each have had two measurement dates: (i) the first occurring on the date of an initial action to select the optionees, the number of option shares and the grant date closing stock price to be used for the exercise price, and (ii) the second occurring on the date of a subsequent action, within 10 days, to select a later grant date closing stock price to be used for the exercise price. Therefore, the Company has determined that the aggregate 54 Annual Cycle Option grants to Senior Executives on May 9, 1996, May 10, 1999 and June 13, 2002, should be accounted for as a repricing of options for which a measurement date had previously been established on May 6, 1996, May 3, 1999, and June 3, 2002, respectively. Generally accepted accounting principles in effect at the time require a change from fixed to variable accounting for the 1999 and 2002 repricings, but not for the 1996 repricing. The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for these Annual Cycle Option grants to Senior Executives as repricings was approximately $10 million.

Annual Cycle Options Granted to Other Employees.

In each of the years from 1996 through 2005, there were changes, after the grant date, in the list of Annual Cycle Options to be granted to Other Employees. Therefore, the measurement date for all of the 7,562 Annual Cycle Options (excluding the 260 French grants discussed below) granted to Other Employees in those years was changed to be the first date upon which the list was determined with finality. Of these grants, 3,891 had a lower closing stock price on the new measurement dates than on the related grant dates, which did not result in any additional compensation expense. The remaining 3,671 grants did, however, except as set forth below, result in additional compensation expense amortized over the vesting period.

The new measurement date for the 2001 Annual Cycle Options granted to Other Employees resulted in a repricing requiring variable accounting. On October 29, 2001, the Company commenced an exchange offer (the "2001 Exchange Offer") pursuant to which employees could elect to cancel unexercised options with an exercise price per share of $70 or more in exchange for new options. The 2001 Exchange Offer was specifically designed so that no employee eligible to participate was granted any options during the period beginning six months before the commencement of the 2001 Exchange Offer and ending six months after the option cancellation date. Although the grant date of the Annual Cycle Options granted to Other Employees in 2001 precedes the 2001 Exchange Offer commencement date by more than six months, the new measurement date of these Annual Cycle Options does not. Consequently, certain of these options were treated as a repricing of options held by the same optionee which were cancelled in the 2001 Exchange Offer. The remaining 2001 Annual Cycle Options which were not treated as a repricing also resulted in additional compensation expense, since the new measurement date had a higher closing stock price than the grant date. The incremental cumulative non-cash compensation expense before taxes through December 29, 2006, related to changing the measurement date of the 2001 Annual Cycle Options granted to Other Employees, and accounting for such options as a repricing was approximately $21 million, including approximately $19 million attributable to variable accounting.

By 2006, the Company had revised the annual grant process, and the measurement date of the Annual Cycle Options granted to Other Employees on May 22, 2006, is the same as the grant date.

The foregoing description excludes all Annual Cycle Options granted to Other Employees subject to French taxes (French Options). The Company has a French sub-plan pursuant to which it grants French Options addressing French tax consequences. One of the requirements for these options is that they not be granted during a "closed period," as defined under French tax law. Until recently, the Company understood that the closed period included, among other periods, the 10-trading day period before and after the Company made a material announcement. Since the Company did not determine the grant date of French Options until it had confirmed that no material announcement was made during the following 10 trading days, the measurement date for all of the 260 French Option grants made during the Relevant Period has been changed. The Company currently believes that the closed period does not include the 10-day period after a material announcement (other than an earnings release or the filing of a Form 10-K or Form 10-Q).

The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to Annual Cycle Option grants to Other Employees, including the $21 million relating to the 2001 Annual Cycle Options discussed above, constitutes approximately $47 million of the total $68 million incremental cumulative non-cash compensation expense before taxes.

Discounted Options and Restricted Stock

The Company has identified 105 Discounted Options granted on four dates between May 3, 2000, and May 12, 2004, in which the identity of the optionee or the number of shares underlying the option was not determined with finality until after the grant date. The incremental cumulative non-cash compensation expense before taxes from May 3, 2000, through December 29, 2006, related to changing the measurement dates for these Discounted Options grants was approximately $1 million.

In 2005 and 2006, the Company granted restricted stock and restricted stock units, respectively, in lieu of a cash bonus. Sixteen of the restricted stock awards in 2005 were not determined with finality until after the grant date, and the Company recorded an incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for the change in the measurement dates for these restricted stock awards of less than $50,000. This amount has been included in the aggregate incremental compensation expense amounts related to stock options.

The Company has also determined it had incorrectly reversed accruals for certain management bonuses which had been exchanged for discounted options and awards. The previously stated allocation of the $68 million incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to stock options includes the resulting increase or decrease in compensation expense for each period affected. The cumulative impact of the bonus accrual adjustments through December 29, 2006, was approximately $3 million.

By 2006, the Company had revised the process for granting and accounting for equity in lieu of a cash bonus, and the measurement date of the restricted stock units awarded on May 22, 2006, in lieu of a cash bonus is the same as the grant date.

Other Options

During the Relevant Period, the Company issued 4,168 Other Option grants to new hires and for promotions, special recognition and other reasons. Of these, the Company identified 931 which were granted to new hires who joined the Company through an acquisition, or through an outsourcing by their former employer, in which the measurement date should be a date other than the grant date. Although the acquisition or outsourcing agreement generally set forth the aggregate number of option shares to be granted to the new employees, the specific allocation among employees was often not finalized until after the grant date.

The Company has also identified 320 additional Other Option grants in which the measurement date should be a date other than the grant date, and two Other Option grants which should have been accounted for as repricings requiring variable accounting. These Other Option grants were primarily made to new hires or for promotions or special recognition.

By 2006, the Company had revised the processes for granting Other Options, and the measurement date of all Other Options granted after April 3, 2006, other than those granted to French employees, is the same as the grant date. The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to Other Option grants was approximately $8 million.

Changes in Option Grant Procedure

Other than options granted to French employees, the Company has not identified any stock option grants made after April 3, 2006, that were accounted for incorrectly. In order to provide greater predictability and transparency in the Company's equity granting process, however, the Board of Directors adopted an Equity Grant Policy on February 23, 2007. The Policy Statement, which can be accessed on CSC's website at
http://www.csc.com/governance/uploads/equitygrant.pdf, provides that:

•	all terms of each equity grant must be approved on or prior to the grant date;

•	all stock options must have an exercise price equal to or greater than the closing market price on the grant date;

•	there will be a fixed, monthly grant date for all equity grants other than those issued to new hires who become CSC employees through a merger, acquisition or outsourcing;

•	all recipients of equity grants must be notified of such grants as soon as possible after approval, and the Company must use reasonable efforts to notify such recipients on or prior to the grant date;

•	there is an approval matrix for all equity grants;

•	the Compensation Committee must approve an annual equity grant budget that cannot be exceeded without its prior approval; and

•	the Company's management must make a report to the Compensation Committee, within two weeks after the end of each quarter, of all equity grants issued during the quarter.

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The following discusses the Company’s results of operations and financial condition as of and for the three and nine months ended December 29, 2006 and the comparable periods for the prior fiscal year.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company’s definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before special items and interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Third Quarter Overview

Key highlights of the third quarter and year-to-date include:

•	Third quarter revenues as reported rose 1.7%, and declined .9% on a constant currency basis.
•	Nine months year-to-date revenue as reported increased .6%, and declined approximately .6% on a constant currency basis.
•	The Company recorded a special pretax restructuring charge of $42.0 million ($35.6 million after tax or 20 cents per share) during the third quarter of fiscal 2007.
•
For the nine months year to date of fiscal 2007 the Company recorded a special pretax restructuring charge of $297.2 million ($247.4 million after tax or $1.37 per share) and a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•
Legal and other costs associated with the stock option investigation, including costs incurred to obtain debt covenant waiver were $8.5 million for the third quarter ($5.9 million after tax or 3 cents per share) and $12.3 million year to date ($8.3 million after tax or 5 cents per share).

•
Income from continuing operations, including the restructuring charge, was $114.8 million compared to $159.4 million for the prior year third quarter and $153.0 million compared to $364.0 million for the prior year nine months year to date.

•	Earnings per share from continuing operations were 65 cents and 85 cents compared to 85 cents and $1.94 for the three and nine months year to date for fiscal 2007 and 2006. respectively.
•	Business awards of $1.6 billion and $12.6 billion were announced for the quarter and year-to-date, respectively.
•	DSO of 99 days was up 5 days compared to the third quarter of fiscal 2006 and unchanged compared to the second quarter of fiscal 2007.
•
The Company entered into two accelerated share repurchase transactions during the first nine months of fiscal 2007. During the first quarter of fiscal 2007 the Company acquired and retired 9.3 million shares of outstanding common shares for $500 million and during the second quarter the Company acquired and retired an additional 7.1 million shares for $500 million.

•	Debt-to-total capitalization ratio at quarter-end increased to 24.3% from 17.7% at fiscal 2006 year-end.
•	ROI for the last twelve months ended December 29, 2006 was approximately 8.6%.
•
Cash provided by operating activities was $537.2 million for the nine months year to date of fiscal 2007 versus $806.4 million for the fiscal 2006 comparable period. Cash used in investing activities was $638.3 million for the first nine months of fiscal 2007 compared to $900.8 million for fiscal 2006 comparable period. Free cash outflow for the nine months year to date was $121.1 million for fiscal 2007, including $121 million of cash outflow associated with restructuring, compared to free cash used of $50.8 million for the fiscal 2006 comparable period. (1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Nine Months Ended
(In millions)	Dec. 29, 2006	Dec. 30, 2005
Free cash flow	$(121.1)	$(50.8)
Net cash used in investing activities	638.3	900.8
Acquisitions, net of cash acquired	(131.3)	(44.1)
Proceeds from redemption of preferred stock	126.5
Dispositions		.5
Capital lease payments	24.8
Net cash provided by operating activities	$537.2	$806.4

The Company’s announced new business awards of $1.6 billion for the third fiscal quarter.

Multi-year awards represent the estimated value at contract signing. However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and annual funding constraints and indefinite delivery and volume characteristics of major portions of the Company’s U.S. Federal activities.

Revenue as reported increased marginally during the third quarter compared to the previous year third quarter from revenue growth in CSC’s Federal Sector, which benefited from new awards, and from the favorable impact of foreign currency exchange rates. The growth in revenue was partially offset by the impact of the termination of certain contracts and softness in demand for certain consulting and systems integration services in the Company’s Global Commercial segment. For the nine months year to date revenue as reported was essentially unchanged from the prior year as revenue growth in CSC’s Federal Sector offset the impact of the termination of certain outsourcing contracts in CSC’s Global Commercial segment.

ROI for continuing operations, before special items, for the twelve months ended December 29, 2006 at approximately 8.6%, was flat to prior year. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the nine months year-to-date of fiscal 2007 versus nine months year-to-date of fiscal 2006 was largely the result of payments for restructuring activities of $121 million, an increase in tax payments of $106 million and a decline in advanced payments from customers. Net cash outflows for investing activities declined as a result of a decrease in investment for new outsourcing contracts and software and proceeds from the redemption of DI preferred stock.

Share Repurchase Program

On June 29, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $2 billion. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co. on June 29, 2006. The accelerated share repurchase agreement was effective June 29, 2006 and the Company acquired 9,259,259 shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500 million. The collared accelerated share repurchase was effective July 5, 2006 and the Company acquired 7,142,857 shares for $500 million. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced $16.4 million, $152.6 million and $831.0 million, respectively. Under the collared accelerated share repurchase agreement the Company will receive additional shares with the amount determined by movement in the Company’s share price over the life of the agreement. The agreement has a term of six to twelve months from the date the hedge price was established, July 28, 2006.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, Goldman, Sachs & Co may repurchase an equivalent number of shares in the open market over the terms of the respective agreements. The accelerated share repurchase agreement may be completed at any time between January 29, 2007 and June 29, 2007. At the completion of the agreement, CSC’s initial price under the accelerated share repurchase agreement will be adjusted based on the volume-weighted average price (VWAP) of the stock during the period. Such adjustment may be settled in cash or stock at the Company’s discretion. The collared accelerated share repurchase agreement may be completed at any time between January 29, 2007 and July 30, 2007. The Company financed the accelerated share repurchase transactions with cash on hand and commercial paper.

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1 billion in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan. The share repurchase program will begin after completion of the accelerated share repurchase and the collared share repurchase agreements and is expected to be completed over a twelve month period.

Results of Operations

Revenues

	Third Quarter
(Dollars in millions)	2007	2006	Change	Percent
U.S. Commercial	$943.8	$998.3	$(54.5)	(5.5)%
Europe	1,026.9	1,021.1	5.8	0.6
Other International	368.1	334.9	33.2	9.9
Global Commercial segment	2,338.8	2,354.3	(15.5)	(.7)
U.S. Federal segment	1,298.1	1,222.7	75.4	6.2
Total	$3,636.9	$3,577.0	$59.9	1.7

	Nine Months Year-to-Date
(Dollars in millions)	2007	2006	Change	Percent
U.S. Commercial	$2,869.3	$3,011.1	$(141.8)	(4.7)%
Europe	2,911.6	3,041.8	(130.2)	(4.3)
Other International	1,098.6	991.5	107.1	10.8
Global Commercial segment	6,879.5	7,044.4	(164.9)	(2.3)
U.S. Federal segment	3,918.8	3,687.7	231.1	6.3
Total	$10,798.3	$10,732.1	$66.2	0.6

The factors affecting the percent change in revenues for the third quarter and nine months year-to-date of fiscal 2007 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Third Quarter
U.S. Commercial	(5.5)%		(5.5)%
Europe	(7.0)	7.6%	0.6
Other International	5.3	4.6	9.9
Global Commercial segment	(4.6)	3.9	(.7)
U.S. Federal segment	6.2		6.2
Total	(0.9)	2.6	1.7

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Nine Months Year-to-Date
U.S. Commercial	(4.7)%		(4.7)%
Europe	(7.8)	3.5%	(4.3)
Other International	8.1	2.7	10.8
Global Commercial segment	(4.2)	1.9	(2.3)
U.S. Federal segment	6.3		6.3
Total	(0.6)	1.2	0.6

Revenue, as reported, for the third quarter of fiscal 2007 increased slightly compared to the year earlier period. Growth in U.S. Federal operations was partially offset by decreases in Global Commercial operations, specifically in the United States and, on a constant currency basis, in Europe. U.S. Federal experienced growth from Department of Defense, Civil agency and Other customers. U.S. and European declines were the result of outsourcing contract terminations, a reduction in volumes on certain existing engagements and continued weakness in consulting and systems integration demand. These unfavorable impacts on U.S. Commercial revenue were partially offset by growth in Other International and favorable movements in foreign currency exchange rates.

Global Commercial

The decline in the Company's commercial revenues for the third quarter compared to the prior year period was the result of lower levels of outsourcing activity primarily in the United Kingdom and United States. As in the first half of fiscal 2007 outsourcing activity was negatively impacted during the third quarter of fiscal 2007 by terminated contracts, notably Sears and Nortel Networks. Demand for consulting and systems integration services in Europe continued to be soft while consulting and systems integration business in the United States experienced softness in demand in selected service lines during the third quarter of fiscal 2007 as well. Strong growth in Australia and Asia somewhat offset the declines in the United States and Europe.

Revenue from U.S. outsourcing operations continued to be adversely impacted by the Sears contract termination and the partial Nortel Networks termination. The combined impact of these terminations was approximately $46 million during the third quarter of fiscal 2007 and $162 million for the nine months year to date when compared to the prior year. Partially offsetting the effects of these terminations were year over year net increases of $33 million from a number of other significant outsourcing contracts. Softness in demand for certain consulting and systems integration services in the United States contributed to the revenue decline in U.S. operations for the third quarter and nine months year to date.

Operations in Europe continued to experience reduced volumes on a number of significant outsourcing engagements resulting in a decline in revenue of $34 million for the third quarter and $153 million for the nine months year to date. The partial termination of Nortel Networks as well as a delay in meeting milestones on National Health Service also contributed to the decline. Consulting and systems integration demand continued to be weak in Europe particularly in central Europe. Currency effects, as noted in the accompanying table, more than offset revenue declines for the quarter and partially offset the revenue decline on a year to date basis.

Other International operations revenue growth was led by Australia operations with revenue growth of $21 million during the third quarter and $60 million for the nine months year to date as a result of growth in a recruitment business and volume increases on existing outsourcing contracts. Asia operations grew $22 million and $47 million for the third quarter and nine months year to date, respectively, on growth from new and existing contracts. Favorable foreign currency fluctuations contributed to revenue growth in Other International as well.

U.S. Federal

The Company's U.S. Federal revenues were generated from the following sources:

	Third Quarter
(Dollars in millions)	2007	2006	Change	Percent

Department of Defense	$871.6	$820.1	$51.5	6.3%
Civil agencies	380.8	366.3	14.5	4.0
Other (1)	45.7	36.3	9.4	25.9
Total U.S. Federal	$1,298.1	$1,222.7	$75.4	6.2%

	Nine Months Year-to-Date
(Dollars in millions)	2007	2006	Change	Percent

Department of Defense	$2,615.4	$2,449.4	$166.0	6.8%
Civil agencies	1,185.0	1,126.4	58.6	5.2
Other (1)	118.4	111.9	6.5	5.8
Total U.S. Federal	$3,918.8	$3,687.7	$231.1	6.3%

(1) Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal reporting segment.

Federal revenue increases of 6.2% and 6.3% for the third quarter and nine months year to date, respectively, resulted from new contracts as well as growth on existing Department of Defense (DoD) and Civil agencies contracts and growth on existing contracts for Other programs during the third quarter. Partially offsetting the growth were reduced volumes or reduced funding on certain government programs.

Department of Defense growth contributors for the third quarter and nine months year to date included a new contract with the U.S. Army for equipment procurement and installation as well as growth on existing DoD programs including programs to provide equipment procurement and installation services to the Army, a vaccine testing program for the U.S. Army, a contract to provide flight simulation services to the Army and increased volumes on contracts to provide business process outsourcing services to other Defense agencies. These gains were partially offset by funding cuts on a program providing IT engineering and programming services.

Civil agencies revenue increased for the third quarter and nine months year to date as a result of a new contract with NASA for a shared services center. Continued growth on existing programs with NASA, the FAA, the Department of Education, the EPA and the Department of Health and Human Services also contributed to growth for the third quarter and nine months year to date. This growth was offset somewhat by the completion of certain tasks on various NASA programs.

Revenue from other U.S. Federal activities during the third quarter of fiscal 2007 increased as the result of the achievement of revenue milestones on a systems integration project with a foreign government which was partially offset by the completion of the development phase of a contract with the New York Department of Health. Year to date revenue was up slightly from the prior year comparable period.

During the third quarter of fiscal 2007 the Company announced federal contract awards with a total value of $733 million, compared to $1.1 billion announced during the comparable period for fiscal 2006.

Costs and Expenses

The Company's costs and expenses were as follows:

	Third Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)

Cost of services (2)	$2,903.1	$2,851.4	79.8%	79.7%	.1%
Selling, general & administrative	227.9	213.4	6.3	6.0	.3
Depreciation and amortization	262.0	267.9	7.2	7.5	(.3)
Special items	42.0		1.2		1.2
Interest expense, net	30.0	10.8	.8	.3	.5
Total	$3,465.0	$3,343.5	95.3%	93.5%	1.8%

	Nine Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)

Cost of services (2)	$8,682.5	$8,656.1	80.4%	80.7%	(.3)%
Selling, general & administrative	682.0	630.4	6.3	5.9	.4
Depreciation and amortization	789.2	812.3	7.3	7.6	(.3)
Special items	279.9	52.0	2.6	.5	2.1
Interest expense, net	65.6	46.5	.6	.4	.2
Total	$10,499.2	$10,197.3	97.2%	95.0%	2.2%

(1)  See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.
(2)	Excludes depreciation and amortization

Comparing the third quarter and nine months year-to-date of fiscal 2007 and 2006, total costs and expenses as a percentage of revenue increased primarily as a result of restructuring activities, expense related to the adoption SFAS No. 123R, “Share-Based Payment” and increased interest costs on a year over year basis. Expenses as a percentage of revenue before special items increased during the third quarter and for the nine months year to date. For the third quarter, a decrease in the depreciation and amortization ratio was more than offset by increases in cost of services, selling, general and administrative expense, net interest expense and the restructuring charges. For the nine months year to date cost of services and depreciation and amortization as a percentage of revenue decreased offset by an increase in selling, general and administrative expense, net interest expense and the restructuring charges.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 2.6 and 1.2 percentage points for the quarter and nine months year to date, respectively, on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and may be exposed to additional margin fluctuations.

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which resulted in the majority of the net increase of $2.9 million and $23.6 million in stock-based compensation for the three and nine months ended December 29, 2006, respectively. See Note 5 of the Notes to the Consolidated Condensed Financial Statements for the required disclosures of SFAS No. 123R and additional discussion of its application. Approximately $1.0 million and $15.3 million, respectively, of this expense was recorded in selling, general & administrative expense with the remainder included in cost of services.

Cost of Services

Cost of services (COS) as a percentage of revenue for the third quarter of fiscal 2007 increased .1% to 79.8% from the year earlier period. The slight increase in the ratio was the result of an unfavorable estimate to complete adjustment on a contract, the impact of the adoption of SFAS No. 123R, “Share-Based Payment,” a decline in license sales revenue on a year over year basis and the favorable impact on the prior year ratio of the successful claim for certain restructuring costs and the adjustment of certain preacquisition liabilities in the prior year. These factors were largely offset by the favorable impact of current year restructuring activities. U.S. Federal’s ratio increased on a year over year basis as a result of the prior year’s ratio benefiting from the successful claim for certain restructuring costs and the adjustment of certain preacquisition liabilities. Europe’s ratio increased as a result of the unfavorable estimate to complete adjustment on a contract noted above and a decline in license sales which more than offset savings from restructuring activities. These declines in the ratio were offset somewhat by U.S. Commercial’s ratio improvement as a result of restructuring activities and certain outsourcing contracts which were in the higher cost early-stages of the contract in the prior year comparable period and Asia, where the ratio improved as a result of restructuring activities.

Cost of services, as a percentage of revenue, decreased by .3% to 80.4% for the nine months ended December 29, 2006 versus the comparable period for fiscal 2006. The majority of this decrease comes from our U.S. commercial operations, primarily as a result of outsourcing labor and cost savings initiatives begun in the prior year, restructuring activities and the maturation of certain outsourcing contracts. The remainder of the improvement in the ratio was from cost savings derived from the restructuring activities in Europe, cost savings on U.S. Federal operations and the impact of restructuring activities in Asia. Offsetting these reductions to the ratio was the impact of the adoption of SFAS No. 123R, “Share-Based Payment” for the nine months year to date and the mix impact of growth in revenue from a lower margin recruitment business in Australia.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .3% to 6.3% for the third quarter and by .4% to 6.3% for the nine months year-to-date of fiscal 2007. The increase in the ratio was primarily the result of legal and other costs associated with the investigation of the Company’s option grant practices of $8.5 million for the third quarter and $12.3 million year to date, plus the impact of the adoption of SFAS No. 123R, “Share-Based Payment” of $1.0 million which, combined, accounted for approximately two-thirds of the ratio increase. Higher program spending and marketing costs and an increase in unallowable costs on federal programs in the U.S. Federal segment were offset by a decrease in the ratio for the Global Commercial segment as a result of cost savings initiatives in Europe.

For the nine months year to date the trends and factors contributing to the increase were the same with a year over year increase in stock based employee compensation of approximately $15.3 million as a result, primarily, of adoption of SFAS No. 123R, “Share-Based Payment.”

Depreciation and Amortization

Depreciation and amortization decreased .3% for the third quarter and nine months year to date of fiscal 2007, versus the comparable periods in the prior year. Minor improvements in the ratio were achieved in both Global Commercial and U.S. Federal segments. U.S. Federal’s improvement was the result of fully depreciated assets remaining in place and the retirement of a datacenter in the prior year. For the third quarter the Global Commercial improvement in the ratio was from a decrease in capital expenditures and the disposal of certain equipment in Europe and an increase in revenue in Australia from non-capital intensive operations. For the nine months year to date the Global Commercial improvement in the ratio was the result of the termination of the Nortel Networks contract and reduced asset usage on certain existing contracts in U.S. outsourcing and the increase in revenue in Australia from non-capital intensive operations offset, partially, by an increase in the ratio in Europe as a result of capital requirements for outsourcing contract awards commenced during the past two years.

Interest Expense, Net

Net interest expense increased approximately $19.2 million compared to the third quarter of fiscal 2006, an increase in the ratio of net interest expense to revenue of .5% to .8%. The increase in net interest expense was due primarily to an increase in interest expense as a result of an increase in commercial paper of approximately $500 million issued to finance the accelerated share repurchase transactions and an increase in interest expense related to capital leases on a U.S. Federal segment program. Interest income declined during the third quarter as a result of the redemption of the DynCorp preferred stock. Net interest expense for the nine months year to date increased $19.1 million with the factors behind the increase the same as for the third quarter.

Special Items

Special items totaling $42.0 million and $279.9 million were recorded during the third quarter and nine months ended December 29, 2006. For the third quarter and nine months ended December 29, 2006, special items consisted of: (1) a $42.0 million and $297.2 million restructuring charge for the third quarter and nine months year to date, respectively, (see discussion below), (2) a year to date $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007. During the nine months year to date of fiscal 2006 the Company recorded a special charge of $52.0 million related to the termination of the Nortel contract.

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008. The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively, with an estimated total pre-tax cost of $375 million. In addition, during the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges will also be incurred with an estimated incremental pre-tax cost of $65 million, about $55 million of which is expected to impact pre-tax cash flow. Accordingly, the total estimated pre-tax restructuring cost is now projected to be $440 million, of which $375 million is projected to impact pre-tax cash flow.

The charge recorded in the third quarter and first nine months of fiscal 2007 includes $24.3 million and $274.9 million for workforce reduction costs and $17.7 million and $22.3 million for vacant space and other charges. The other costs are net of an $11.6 million gain on the sale of a datacenter. All but approximately $.5 million of the restructuring charge is projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 million of the nine month charge was incurred at corporate.

The restructuring related cash outflow - net of cash received from the datacenter sale referenced above - for the first nine months of fiscal 2007 was approximately $120 million. Estimated full year fiscal 2007 pre-tax restructuring cash flow - net of cash received from the datacenter sale - is approximately $175 million.

A majority of the planned headcount reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of December 29, 2006, approximately 4,000 separations have been completed (approximately one-quarter due to attrition). Approximately 1,400 new hires occurred in lower cost regions during the nine months ended December 29, 2006 including replacements of some of the 4,000 reductions as well as for previously-planned and on-going business activities.

The Company’s strategy in Europe is to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations are also necessary in certain countries to attain targeted reductions. Outside of Europe, the Company expects all terminations to be involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts.

The amounts of termination benefits are typically attributable to employees’ services already rendered and increase as length of service increases. The Company records charges for negotiated, voluntary terminations at the time an employee accepts the Company’s offer. Involuntary termination benefits are accrued at the time such obligations are considered probable and reasonably estimable. Such a calculation is based on estimates of benefit payouts as well as number and type of staff to be terminated. In cases where a plan calls for first attempting to garner voluntary terminations and then moves to involuntary terminations if targeted reductions are not achieved, a charge is accrued based on estimated involuntary benefits for all remaining reductions.

Accruals for future termination benefits are based on a number of assumptions and estimates. Such accruals may differ from actual results for a variety of reasons, including: different benefit amounts or mix of employees as a result of completed employee representative consultations; additional voluntary terminations in lieu of accrued involuntary terminations; changes in mix of actual terminated employees by age, years of service, or job class.

Restructuring-related pre-tax cash payments are estimated to be approximately $175 million in fiscal 2007 and $200 million in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following tables for a summary of third quarter fiscal 2007 activity (in million):

Three months ended December 29, 2006:

	Liability As of Sept. 29, 2006	Total pre-tax charges recorded 3rd quarter fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Dec. 29, 2006
Workforce reductions	$139.8	$24.3		$(42.8)	$4.6	$125.9
Other	0.6	17.7	$11.3	(1.2)	0.2	28.6
Total	$140.4	$42.0	$11.3	$(44.0)	$4.8	$154.5

Nine months ended December 29, 2006:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Dec. 29, 2006
Workforce reductions	$275.0	$(6.7)	$(149.1)	$6.7	$125.9
Other	22.2	8.5	(2.3)	0.2	28.6
Total	$297.2	$1.8	$(151.4)	$6.9	$154.5

(1)	Charges consist of pension benefit augmentations offset by gains on sale of restructured assets.
(2)	Foreign currency translation adjustments.

Taxes

The Company’s tax rates as reported for third quarter and nine months year to date were 33.2% and 48.9% for fiscal 2007, respectively, and 31.7% and 31.9% for fiscal 2006, respectively. The increase in the effective rate as reported for fiscal 2007 is due primarily to the Company’s inability to recognize tax benefits on a significant portion of the restructuring charge recorded in certain foreign tax jurisdictions. The tax benefit attributable to the special items including the restructuring charge, recorded in the third quarter and nine months year to date of fiscal 2007 was $6.4 million and $49.8 million, respectively. The Company's effective tax rates before special items approximate 29.7% and 32.6% for the three and the nine months ended December 29, 2006, respectively, compared to 31.7% and 32.3% for the comparable periods in the prior year.

Discontinued Operations

The Company did not have any significant income from the discontinued operations for the nine months ended December 29, 2006. During the first quarter of fiscal 2006 the Company completed the exchange transaction with the HPS operations exchanged for the Company shares. Income for HPS operations, net of income taxes, for the first quarter of fiscal 2006 prior to the exchange was not significant. HPS’ activities were previously included in the Global Commercial reporting segment. HPS’ impact on the Company’s operating cash flow for the first quarter of fiscal 2006 was not significant. CSC recorded a gain of $22.9 million from the HPS exchange transaction during the first quarter of fiscal 2006.

During the third quarter of fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DynCorp International (DI). As a result the Company recorded the receipt of $65.5 million of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 million net of taxes of $20.7 million.

Earnings Per Share

Earnings per share from continuing operations declined $0.20 to $0.65 for the quarter and decreased $1.09 to $0.85 for the nine months ended December 29, 2006, respectively. Earnings per share from continuing operations for the three and nine months ended December 29, 2006 were adversely impacted by special charges of $0.20 per share and $1.31 per share, respectively, and were favorably impacted by a decline in the share base of 12.5 million and 6.5 million for the three and nine months ended December 29, 2006, respectively. This decline in the share base was the result of the Company's acquisition and retirement of 16.4 million shares through two accelerated share repurchase transactions with 9.3 million shares acquired during the first quarter and 7.1 million shares acquired during the second quarter of fiscal 2007. See footnote 14 to the consolidated condensed financial statements for further discussion of these transactions. This reduction was partially offset by option exercises during the past twelve months and an increase in common stock equivalents of approximately .9 million and 1.5 million, on a year over year basis, for the three and nine months ended December 29, 2006.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Nine Months Year-to-Date
(In millions)	Fiscal 2007	Fiscal 2006

Net cash from operations	$537.2	$806.4
Net cash used in investing	(638.3)	(900.8)
Net cash used in financing	(466.4)	(141.7)
Effect of exchange rate changes on cash and cash equivalents	2.8	(1.0)
Net decrease in cash and cash equivalents	(564.7)	(237.1)
Cash and cash equivalents at beginning of year	1,290.7	1,010.3
Cash and cash equivalents at quarter end	$726.0	$773.2

Net cash provided by operations of $537.2 million for the first nine months of fiscal 2007 represents a decline in net cash provided by operations compared to the prior year comparable period of cash from operations of $806.4 million and reflects the impact of several factors including cash outflows to fund the restructuring plan. Other factors impacting working capital during the quarter include:

•	Cash payments under the restructuring plan were $121 million; net of $26 million from the sale of assets related to the restructuring, during the first nine months of fiscal 2007
•
Net cash payments for taxes of $202.0 million during the first nine months of fiscal 2007 compared to payments of $95.8 million for the prior year period. The Company has fully utilized its available U.S. federal net operating losses resulting in an increase in cash taxes.

•	Accounts receivable increased approximately $244 million and prepaid and other current assets increased approximately $64 million over the prior period balances.
•	A decrease in advanced payments received during the first nine months of fiscal 2007 versus an increase in the prior year period.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

Net cash outflow from investing activities decreased significantly for the first nine months of fiscal 2007 as compared to fiscal 2006 primarily as a result of a decrease in investment in outsourcing assets and equipment during fiscal 2007. Outsourcing contracts awarded during fiscal 2005 required significant investment during the first nine months of fiscal 2006 for the start up and transition phases. Cash outflow from investing was also impacted by the redemption of preferred stock held by the Company issued by the parent of DynCorp International, the sale of a datacenter, and equipment from the Sears contract. The Company received approximately $145 million from the redemption of the preferred stock as well as payments for accumulated dividends of approximately $24 million. For the datacenter the Company received approximately $26 million.

The use of cash in financing activities for the first nine months of fiscal 2007 is primarily for the acquisition and retirement of outstanding common stock. During the first nine months of fiscal 2007 the Company acquired and retired approximately 16.4 million shares of common stock for approximately $1 billion. The share acquisition was funded with cash on hand and the issuance of approximately $600 million of commercial paper. Approximately $100 million of the commercial paper was redeemed during the third quarter. Payments of approximately $25 million on capital lease liabilities also contributed to the cash outflow for financing activities. These cash outflows were partially offset by exercise of employee stock options. Cash used in financing activities in the prior year period was the result of the acquisition of treasury stock as a result of the sale of HPS.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $726.0 million at December 29, 2006 and $1,290.7 million at March 31, 2006. Equity decreased by $519.8 million during the nine months ended December 29, 2006 as a result of the accelerated share repurchase transactions the Company completed during the first nine months of fiscal 2007. The Company purchased and retired approximately 16.4 million outstanding common shares through two accelerated share repurchase transactions for $1 billion. The first transaction was an accelerated share repurchase agreement for 9.3 million shares for an initial purchase price of $500 million, or $54 per share, subject to adjustment. The second transaction was a collared share repurchase agreement under which the Company acquired 7.1 million shares for $500 million. The number of shares is subject to adjustment upon final determination of the price per share subject to the terms of the collar. For the collared share repurchase agreement the Company has no further obligation and may receive additional shares depending of the final price per share. These transactions were financed through available cash on hand and the issuance of approximately $600 million of commercial paper during the first nine months of fiscal 2007.

The Company also entered into an agreement to acquire up to an additional $1 billion of the Company’s outstanding common stock under a Rule 10b5-1 purchase plan.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility. As of December 29, 2006 the Company's total liquidity was approximately $1.7 billion which included cash and cash equivalents and marketable securities of $726.0 million and availability under the syndicated backstop credit facility of $1 billion. As of December 29, 2006 the Company had approximately $500 million of commercial paper outstanding.

In November, 2006, the Company obtained a waiver from its lenders under its $1 billion credit agreement for failure to comply with the reporting covenant in that agreement. That waiver expires on April 6, 2007.

On December 21, 2006, the Company completed a consent solicitation of the holders of its $200 million 6 1/4% notes due March 15, 2009 (the Notes) for a one-time waiver of any default or event of default that has arisen or may arise for the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee, Citibank, N.A., certain reports required to be filed and furnished by the Company in accordance with the terms of the Note’s indenture. The approval of the waiver effectively extended the existing 30-day cure period in the indenture by 60 days with respect to the reporting requirements in the indenture. The cure periods for the Notes and the remaining outstanding term debt expires on March 9, 2007. The Company may need to obtain additional waivers from its lenders and consents from the Note holders and other holders of its term debt in the future.

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

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2006. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. Federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 31, 2006, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended December 29, 2006, there has been no significant change in related market risk factors.

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

The Company has completed the investigation of its stock option grant practices, as reported by the Company in the Form 8-K filed on February 28, 2007 with the Securities and Exchange Commission. The investigation resulted in immaterial adjustments to the Company's previously issued financial statements (refer to footnote 2 of the consolidated condensed financial statements included herein). The Company has concluded these immaterial adjustments resulted from control deficiencies which existed in prior years over the stock option grant process, but which the Company believes were remediated subsequent to December 29, 2006.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 29, 2006 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended December 29, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers. On February 11, 2005, the Company was named, along with other vendors to the insurance industry, and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law. The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insureds for bodily injury claims. Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software. Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney’s fees and costs. The Company is vigorously defending itself against the allegations.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute which also involves billings for continued services and counterclaim allegations by Sears of contract breaches is expected to be resolved pursuant to negotiations or legal and arbitration proceedings. As of December 29, 2006, the Company’s investment in net assets associated with the Agreement was approximately $80 million. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling in excess of $1 billion on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $807 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. We believe we have a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claims accruing. Settlement of the amounts depends on individual circumstances, negotiations with the parties and prosecution of the claims; we are unable to predict the timing of resolution of these claims.

Several shareholders of the Company have filed purported derivative actions, and a related class action against the Company, as nominal defendant, and certain of CSC's executive officers and directors. These actions generally allege that the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, and producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.

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

Item 1A. Risk Factors

For a discussion of the Company’s risk factors please refer to the risk factors sections of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchase of Equity Securities

The following table provides information on a monthly basis for the third quarter ended December 29, 2006 with respect to the Company's purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
September 30, 2006 to October 27, 2006
October 28, 2006 to November 24, 2006	11,980	$51.03
November 25, 2006 to December 29, 2006	35,569	$53.15		2,991,766

(1)
The Company accepted 40,849 shares of its common stock in the third quarter ended December 29, 2006 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 6,700 shares of its common stock in the quarter ended December 29, 2006 from employees in lieu of cash due to the Company in connection with the vesting of restricted stock. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

3.3	Bylaws, amended and restated effective February 23, 2007 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2006)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3
Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel(1) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.6	Form of Restricted Stock Agreements for employees (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Unit Agreements for employees(1) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005)

10.8	Annual Management Incentive Plan, effective April 2, 1983(1) (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.9	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

10.17	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.18	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.19	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.20	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.21	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibt 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.22
Rights Agreement dated February 18, 1998, as amended and restated effective August 4, 2006 (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.23	Credit Agreement dated as of August 23, 2006 (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2006)

10.24
Accelerated Share Repurchase Transaction - VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (2) (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.25
Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company.(2) (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

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

COMPUTER SCIENCES CORPORATION

Date: March 2, 2007	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
Chief Accounting Officer