Form 10-Q
period 2007-02-28
COMPUTER SCIENCES CORP
filed 2007-03-05
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2006

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

173,215,907shares of Common Stock, $1.00 par value, were outstanding on February 23, 2007.

Explanatory Note

In this Form 10-Q, Computer Sciences Corporation (CSC or the Company) has restated its consolidated condensed balance sheet as of March 31, 2006, and the related consolidated condensed statements of income and cash flows for the quarter and six months ended September 30, 2005. In addition, in Note 2, “Restatement of Consolidated Condensed Financial Statements” in the notes to consolidated condensed financial statements the Company provided disclosure regarding the restated consolidated statements of income for the three months ended June 30, 2006 and July 1, 2005. The effect of the restatement, after tax, for these periods was a reduction of the reported net loss of $.1 million and a reduction to net income reported of $.2 million, respectively. Due to the immateriality of these amounts, the Company is not amending its June 30, 2006 Form 10-Q.

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

In 2005 and 2006, the Company granted restricted stock and restricted stock units, respectively, in lieu of a cash bonus. Sixteen of the restricted stock awards in 2005 were not determined with finality until after the grant date, and the Company recorded an incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for the change in measurement dates for these restricted stock awards of less than $50,000. This amount has been included in the aggregate incremental compensation expense amounts related to stock options.

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

The Company has restated previously filed financial statements in this form 10-Q. These adjustments, after tax, amounted to reductions in net income of $3.4 million for the quarter ended September 30, 2005 and $3.6 million for the six months ended September 30, 2005.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1997	$.4	$.3
1998	1.8	1.4
1999	3.2	1.6
2000	8.7	11.6
2001	2.8	6.0
2002	16.8	11.8
2003	(6.5)	(4.0)
2004	14.1	8.9
2005	8.4	7.3
2006	20.7	15.2
Total	$70.4	$60.1

Additionally, the Company has restated the pro forma expense under SFAS No. 123 "Accounting for Stock-Based Compensation" in Note 4 of the Notes to Consolidated Condensed Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the three and six months ended September 30, 2005.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)		As Restated (1)

Revenues	$3,605.2	$3,572.6	$7,161.4	$7,155.1

Costs of services (excludes depreciation and amortization)	2,896.4	2,878.0	5,779.5	5,804.7
Selling, general and administrative	226.5	211.6	454.1	417.0
Depreciation and amortization	266.3	274.7	527.2	544.4
Interest expense	38.3	25.9	69.0	50.0
Interest income	(7.5)	(9.0)	(33.5)	(14.3)
Special items	41.0	52.0	237.9	52.0
Total costs and expenses	3,461.0	3,433.2	7,034.2	6,853.8

Income before taxes	144.2	139.4	127.2	301.3
Taxes on income	50.8	43.3	89.0	96.7
Income from continuing operations	93.4	96.1	38.2	204.6
Discontinued operations, net of taxes				22.9
Net income	$93.4	$96.1	$38.2	$227.5

Earnings per share:
Continuing operations	$0.54	$0.52	$0.21	$1.10
Discontinued operations				0.12
Basic*	$0.54	$0.52	$0.21	$1.23

Continuing operations	$0.53	$0.51	$0.21	$1.09
Discontinued operations				0.12
Diluted*	$0.53	$0.51	$0.21	$1.22

*Amounts may not add as a result of rounding.

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Sept. 29, 2006	March 31, 2006
		As Restated (1)
ASSETS
Cash and cash equivalents	$703.2	$1,290.7
Receivables	3,922.9	3,746.3
Prepaid expenses and other current assets	1,388.7	1,268.9
Total current assets	6,014.8	6,305.9
Property and equipment, net	2,404.5	2,320.1
Outsourcing contract costs, net	1,067.0	1,175.3
Software, net	456.0	453.3
Goodwill, net of accumulated amortization	2,369.6	2,306.3
Other assets	484.9	494.0
Total assets	$12,796.8	$13,054.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$697.5	$85.3
Accounts payable	639.5	705.1
Accrued payroll and related costs	611.3	706.5
Other accrued expenses	1,415.5	1,359.7
Deferred revenue	567.1	629.1
Federal, state, and foreign income taxes	588.1	655.4
Total current liabilities	4,519.0	4,141.1

Long-term debt, net	1,425.5	1,376.8
Other long-term liabilities	796.9	739.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 179,684,817 (2007) and 194,904,250 (2006)	179.7	194.9
Additional paid-in capital	1,800.9	1,884.6
Earnings retained for use in business	4,189.2	4,982.0
Accumulated other comprehensive income	236.6	106.8
	6,406.4	7,168.3
Less common stock in treasury, at cost, 7,725,263 shares (2007) and 7,653,655 shares (2006)	(351.0)	(347.1)
Unearned restricted stock		(24.0)
Total stockholders' equity	6,055.4	6,797.2
Total liabilities and stockholders' equity	$12,796.8	$13,054.9

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Sept. 29, 2006	Sept. 30, 2005
As Restated (1)
Cash flows from operating activities:
Net income	$38.2	$227.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	607.8	638.7
Gain on disposition, net of taxes	(9.0)	(22.9)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(357.3)	(428.5)
Decrease in liabilities	(211.8)	(174.3)
Net cash provided by operating activities	68.0	240.5
Investing activities:
Purchases of property and equipment	(361.9)	(455.4)
Dispositions		5.0
Outsourcing contracts	(31.6)	(135.2)
Software	(73.8)	(88.4)
Other investing cash flows	182.8	51.5
Net cash used in investing activities	(284.5)	(622.5)
Financing activities:
Borrowings of commercial paper, net	596.9
Borrowings (repayments) on lines of credit, net	3.4	(12.7)
Principal payments on long-term debt	(14.8)	(3.6)
Proceeds from stock option and other common stock transactions	44.2	17.1
Excess tax benefit from stock-based compensation	2.2
Repurchase of common stock	(1,000.0)
Acquisition of treasury stock		(227.6)
Other financing cash flows	(1.9)	4.1
Net cash used in financing activities	(370.0)	(222.7)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)

Net decrease in cash and cash equivalents	(587.5)	(605.7)
Cash and cash equivalents at beginning of year	1,290.7	1,010.3
Cash and cash equivalents at end of period	$703.2	$404.6

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

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

Note 2 - Restatement of Consolidated Condensed Financial Statements

In July 2006 the Company established a special committee, comprised of the two most recently elected independent directors (the Special Committee), to manage and supervise an investigation into the Company’s stock option grant practices between March 1, 1996 and July 31, 2006 (the Relevant Period). Together with its independent counsel and forensic accountants, the Special Committee conducted an extensive review of stock option grants made by the Company during the Relevant Period, which covered 13,564 grants. As a result of the Special Committee’s conclusions, the Company has restated the accompanying consolidated condensed balance sheet as of March 31, 2006, and the related consolidated condensed statements of income and cash flows for the second quarter and six months ended September 30, 2005 from amounts previously reported.

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

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through June 30, 2006, related to stock options was approximately $70, including approximately $30 attributable to the repricings requiring variable accounting. This $70 (approximately $ 60 after taxes) has been allocated among the last 11 fiscal years and first quarter of fiscal 2007 as follows:

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

Of the 13,564 option grants made by the Company during the Relevant Period, (i) 9,134 were for Annual Cycle Options, (ii) 262 were for Discounted Options and (iii) 4,168 were for Other Options. The option grants in each category were reviewed to determine the first date upon which the identity of the optionee, the number of shares subject to the option grant and the option exercise price were determined with finality (the "measurement date"). The following describes the option grants for which the independent directors determined that the measurement date should be a date other than the grant date.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (continued)

The new measurement date for the 2001 Annual Cycle Options granted to Other Employees resulted in a repricing requiring variable accounting. On October 29, 2001, the Company commenced an exchange offer (the 2001 Exchange Offer) pursuant to which employees could elect to cancel unexercised options with an exercise price per share of $70 or more in exchange for new options. The 2001 Exchange Offer was specifically designed so that no employee eligible to participate was granted any options during the period beginning six months before the commencement of the 2001 Exchange Offer and ending six months after the option cancellation date. Although the grant date of the Annual Cycle Options granted to Other Employees in 2001 precedes the 2001 Exchange Offer commencement date by more than six months, the new measurement date of these Annual Cycle Options does not. Consequently, certain of these options have been treated as a repricing of options held by the same optionee which were cancelled in the 2001 Exchange Offer. The remaining 2001 Annual Cycle Options which are not treated as a repricing also resulted in additional compensation expense, since the new measurement date had a higher closing stock price than the grant date. The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes through June 30, 2006, related to changing the measurement date of the 2001 Annual Cycle Options granted to Other Employees, and accounting for such options as a repricing was approximately $21, including approximately $19 attributable to variable accounting.

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

The restatement adjustment related to the incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows:
Fiscal Year	Pre-Tax Expense	After Tax Expense
1997	$.4	$.3
1998	1.8	1.4
1999	3.2	1.6
2000	8.7	11.6
2001	2.8	6.0
2002	16.8	11.8
2003	(6.5)	(4.0)
2004	14.1	8.9
2005	8.4	7.3
2006	20.7	15.2
Total	$70.4	$60.1

The effect of the adjustments on previously reported income from continuing operations and earning per share for the first quarter of fiscal 2007 and 2006 are summarized below:

	First Quarter Ended
	June 30, 2006	July 1, 2005
Income from continuing operations	$(55.3)	$108.7
Adjustment	.1	(.2)
Restated net income	$(55.2)	$108.5

Basic earnings per share as reported	$(0.29)	$0.59
Adjustment		(0.01)
Restated basic earnings per share	$(0.29)	$0.58

Diluted earnings per share as reported	$(0.29)	$0.58
Adjustment
Restated diluted earnings per share	$(0.29)	$0.58

Additionally, the Company has restated the proforma expense under "Accounting for Stock-Based Compensation" SFAS No. 123 in Note 4 of the Notes to Consolidated Financial Statements of this Form 10-Q to reflect the impact of these adjustments for the quarter and six months ended September 30, 2005.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (Continued)

The following table presents the effects of the restatement to the Company’s consolidated condensed statements of income:

	Second Quarter Ended September 30, 2005			Six Months Ended September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$3,572.6		$3,572.6	$7,155.1		$7,155.1

Costs of services (excludes depreciation and amortization)	2,876.7	$1.3	2,878.0	5,803.4	$1.3	5,804.7
Selling, general and administrative	207.8	3.8	211.6	412.9	4.1	417.0
Depreciation and amortization	274.7		274.7	544.4		544.4
Interest expense	25.9		25.9	50.0		50.0
Interest income	(9.0)		(9.0)	(14.3)		(14.3)
Special items	52.0		52.0	52.0		52.0
Total costs and expenses	3,428.1	5.1	3,433.2	6,848.4	5.4	6,853.8

Income before taxes	144.5	(5.1)	139.4	306.7	(5.4)	301.3
Taxes on income	45.0	(1.7)	43.3	98.5	(1.8)	96.7
Income from continuing operations	99.5	(3.4)	96.1	208.2	(3.6)	204.6
Discontinued operations, net of taxes				22.9		22.9
Net income	$99.5	$(3.4)	$96.1	$231.1	$(3.6)	$227.5

Earnings per share:
Continuing operations	$0.54	$(0.02)	$0.52	$1.12	$(0.02)	$1.10
Discontinued operations				0.12		0.12
Basic*	$0.54	$(0.02)	$0.52	$1.25	$(0.02)	$1.23

Continuing operations	$0.53	$(0.02)	$0.51	$1.11	$(0.02)	$1.09
Discontinued operations				0.12		0.12
Diluted*	$0.53	$(0.02)	$0.51	$1.24	$(0.02)	$1.22

*Amounts may not add as a result of rounding.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (Continued)

The following table sets forth the effects of the restatement on the Company’s consolidated statement of cash flows for the six months ended September 30, 2005:
	Six Months Ended September 30, 2005
	As Reported	Adjustments	As Restated
Cash flows from Operating Activities
Net (loss) income	$231.1	$(3.6)	$227.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	635.1	3.6	638.7

The following table sets forth the effects of the restatement to the condensed consolidated statements of income for the three months ended June 30, 2006 and July 1, 2005 (not otherwise presented herein):
	Three Months Ended June 30, 2006			Three Months Ended July 1, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$3,556.2		$3,556.2	$3,582.5		$3,582.5

Costs of services (excludes depreciation and amortization)	2,883.3	$(.2)	2,883.1	2,926.7		2,926.7
Selling, general and administrative	227.6		227.6	205.1	$.3	205.4
Depreciation and amortization	260.9		260.9	269.7		269.7
Interest expense	30.7		30.7	24.1		24.1
Interest income	(26.0)		(26.0)	(5.3)		(5.3)
Special items	196.9		196.9
Total costs and expenses	3,573.4	(.2)	3,573.2	3,420.3	.3	3,420.6

(Loss) income before taxes	(17.2)	.2	(17.0)	162.2	(.3)	161.9
Taxes on income	38.1	.1	38.2	53.5	(.1)	53.4
(Loss) income from continuing operations	(55.3)	.1	(55.2)	108.7	(.2)	108.5
Discontinued operations, net of taxes				22.9		22.9
Net (loss) income	$(55.3)	$.1	$(55.2)	$131.6	$(.2)	$131.4

(Loss) earnings per share:
Continuing operations	$(0.29)		$(0.29)	$0.59	$(0.01)	$0.58
Discontinued operations				0.12		0.12
Basic*	$(0.29)		$(0.29)	$0.71		$0.71

Continuing operations	$(0.29)		$(0.29)	$0.58		$0.58
Discontinued operations				0.12		0.12
Diluted*	$(0.29)		$(0.29)	$0.70		$0.70
*Amounts may not add as a result of rounding.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 - Restatement of Consolidated Condensed Financial Statements (Continued)

The following table sets forth the effects of the restatement on the Company’s consolidated statement of cash flows for the three months ended June 30, 2006 and July 1, 2005 (not otherwise presented herein):

	Three Months Ended June 30, 2006			Three Months Ended July 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from Operating Activities
Net (loss) income	$(55.3)	$.1	$(55.2)	$131.6	$(.2)	$131.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	299.1	(.1)	299.0	296.3	.2	296.5

The following table provides a summary of the effects of the different components of the restatement described above as of and for the periods indicated:

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 - Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Second Quarter Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Net income	$93.4	$96.1

Common share information:
Average common shares outstanding for basic EPS	172.092	184.871
Dilutive effect of common stock equivalents	3.178	1.886
Shares for diluted EPS	175.270	186.757

Basic EPS	$0.54	$0.52

Diluted EPS	$0.53	$0.51

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 - Earnings Per Share (continued)

	Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Income from continuing operations	$38.2	$204.6
Income from discontinued operations, net of taxes		22.9
Net income	$38.2	$227.5

Common share information:
Average common shares outstanding for basic EPS	179.814	185.191
Dilutive effect of common stock equivalents	3.613	1.992
Shares for diluted EPS	183.427	187.183

Income from continuing operations	$0.21	$1.10
Income from discontinued operations, net of taxes		0.12
Basic EPS*	$0.21	$1.23

Income from continuing operations	$0.21	$1.09
Income from discontinued operations, net of taxes		0.12
Diluted EPS*	$0.21	$1.22

*Amount may not add as a result of rounding.

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The numbers of such options were 5,719,981 and 7,449,926 for the three months and 4,834,949 and 7,497,081 for the six months ended September 29, 2006 and September 30, 2005, respectively.

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

In accordance with SFAS No. 123R, the Company recognized $16.7 and $32.7 of stock-based compensation expense ($11.1 and $21.5 net of tax) for the three and six months ended September 29, 2006. Of this amount, $3.6 and $7.5 was charged to costs of services and $13.1 and $25.2 was charged to selling, general and administrative expense, respectively. As a result of adopting SFAS No. 123R, income from continuing operations before taxes for the three and six months ended September 29, 2006 was $9.5 and $32.1 lower, respectively, than had the Company continued to account for share-based compensation under APB 25. The impact on diluted earnings per share for the same period was $.04 and $.11 per share, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

The following pro forma table illustrates the impact on net income and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the three and six months ended September 30, 2005:
	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	As Restated (1)	As Restated (1)
Net income	$96.1	$227.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5.2	6.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.3)	(16.5)
Pro forma net income	$93.0	$217.9
Earnings per share:
Basic - as reported	$0.52	$1.23
Basic - pro forma	0.50	1.18
Diluted - as reported	0.51	1.22
Diluted - pro forma	0.50	1.16

(1) See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

 As indicated, the Company uses the Black-Scholes-Merton model in determining the fair value of options granted. In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding. Beginning April 1, 2006, the Company determined separate assumptions for expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior. This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. Government issued Treasury strips with a period commensurate with the expected term of the options. In determining the overall risk-free interest rate, a range of interest rates from 4.52% to 4.96% was applied depending on the applicable job tier and date of grant. Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility. Historical volatility was based on the Company’s 10-year historical daily closing price. Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of six months and longer. The range of volatility used for the six months ended September 29, 2006 was 28% to 33%. Forfeitures were estimated based on historical experience.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

The weighted average fair values of stock options granted during the six months ended September 29, 2006 and September 30, 2005 were $16.66 and $15.55 per share, respectively. In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	September 29, 2006	September 30, 2005
Risk-free interest rate	4.85%	3.72%
Expected volatility	28%	41%
Expected lives	4.09 years	3.86 years

Employee Incentive Plans

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs). The Company’s standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date. Prior to April 2001, the Company’s standard vesting schedule for stock options and awards was one fifth of the shares vested on each of the first five anniversaries of the grant date. Stock options are generally granted for a term of ten years. At September 29, 2006, 3,789,892 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 - Stock Incentive Plans (continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Six Months Ended September 29, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 1, 2006	17,249,441	$42.22	6.11	$141.6
Granted	3,072,075	55.32
Exercised	(1,155,837)	38.40
Canceled/Forfeited/Expired	(288,836)	49.67

Outstanding at September 29, 2006	18,876,843	44.48	6.30	128.0
Vested and expected to vest in the future at September 29, 2006	18,524,099	44.37	6.23	127.1
Exercisable at September 29, 2006	13,024,605	42.43	5.08	108.7

The total intrinsic value of options exercised during the six months ended September 29, 2006 and September 30, 2005 was $19.9 and $8.1, respectively. The total intrinsic value of stock options is based on the difference between the fair market value at September 29, 2006 (for options outstanding), or date of exercise, less the applicable exercise price. The total grant date fair value of stock options vested during the six months ended September 29, 2006 and September 30, 2005 was $35.7 and $43.0, respectively.

The cash received from stock options exercised during the six months ended September 29, 2006 was $44.2. During the six months ended September 29, 2006 the Company realized income tax benefits of $7.6 related to the exercise of these stock options.

As of September 29, 2006 there was $56.7 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.07 years.

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

Information concerning stock awards granted under stock incentive plans is as follows:

	Six Months Ended September 29, 2006
	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	795,991	$42.48
Granted	560,752	55.35
Redeemed	(170,721)	44.91
Forfeited/Canceled
Outstanding at September 29, 2006	1,186,022	48.22

As of September 29, 2006 there was $45.3 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.26 years.

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

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	Six Months Ended September 29, 2006
	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	59,521	$42.45
Granted	14,400	52.39
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at September 29, 2006	73,321	44.44

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

As of September 29, 2006 there was $0.6 of total unrecognized compensation expense related to unvested nonemployee director RSUs. The cost is expected to be fully recognized as of the annual stockholders’ meeting on July 30, 2007.

Note 5 - Depreciation and Amortization

Included in the consolidated condensed balance sheets are the following accumulated depreciation and amortization amounts:

	Sept. 29, 2006	March 31, 2006
Property and equipment	$3,306.0	$3,047.8
Goodwill	332.0	323.0

Note 6 - Dividends

No dividends were paid during the periods presented. At September 29, 2006 and March 31, 2006, there were 179,684,817 and 194,904,250 shares, respectively, of $1.00 par value common stock issued. The Company had 7,725,263 and 7,653,655 shares of treasury stock as of September 29, 2006 and March 31, 2006, respectively.

Note 7 - Cash Flows

Cash payments for interest on indebtedness were $65.0 and $53.1 for the six months ended September 29, 2006 and September 30, 2005, respectively. Net cash payments for taxes on income were $158.2 and $76.6 for the six months ended September 29, 2006 and September 30, 2005, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 8 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Second Quarter Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Net income	$93.4	$96.1
Foreign currency translation adjustment	58.2	(23.5)
Unfunded pension adjustment	2.8	.6
Unrealized gain (loss) on available for sale securities	.3	(.1)
Comprehensive income	$154.7	$73.1

	Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Net income	$38.2	$227.5
Foreign currency translation adjustment	137.7	(137.6)
Unfunded pension adjustment	(1.2)	.1
Unrealized gain on available for sale securities	.2	.2
Reclassification adjustment for gains realized in net income	(6.9)
Comprehensive income	$168.0	$90.2

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

Information on reportable segments is as follows:

	Global Commercial	U.S. Federal	Corporate	Total
Second Quarter Ended, September 29, 2006
Revenues	$2,276.1	$1,329.1		$3,605.2
Earnings (loss) before special items, interest and taxes	143.4	89.4	$(16.8)	216.0

Second Quarter Ended, September 30, 2005 - As Restated (1)
Revenues	2,328.5	1,244.1		3,572.6
Earnings (loss) before special items, interest and taxes	132.6	88.6	(12.9)	208.3

	Global Commercial	U.S. Federal	Corporate	Total
Six Months Ended, September 29, 2006
Revenues	$4,540.7	$2,620.7		$7,161.4
Earnings (loss) before special items, interest and taxes	250.1	182.3	$(31.8)	400.6

Six Months Ended, September 30, 2005 - As Restated (1)
Revenues	4,690.1	2,465.0		7,155.1
Earnings (loss) before special items, interest and taxes	237.4	174.2	(22.6)	389.0

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 9 - Segment Information (continued)

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Second Quarter Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Earnings before special items, interest and taxes	$216.0	$208.3
Interest expense	(38.3)	(25.9)
Interest income	7.5	9.0
Special items	(41.0)	(52.0)
Income before taxes	$144.2	$139.4

	Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005
		As Restated (1)

Earnings before special items, interest and taxes	$400.6	$389.0
Interest expense	(69.0)	(50.0)
Interest income	33.5	14.3
Special items	(237.9)	(52.0)
Income before taxes	$127.2	$301.3

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

Note 10 - Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to assess the carrying value of Goodwill at least annually or as circumstances require. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The annual validation test for all reporting units was performed during the second quarter ended September 29, 2006, with no indication of impairment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 10 - Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the six months ended September 29, 2006 is as follows:

	Global Commercial	U.S. Federal	Total
Balance as of March 31, 2006	$1,752.7	$553.6	$2,306.3
Additions	17.6		17.6
Foreign currency translation	45.7		45.7
Balance as of September 29, 2006	$1,816.0	$553.6	$2,369.6

The additions to goodwill for the period relates to the acquisition of the remaining interest of a majority owned joint venture. See footnote 12 for further details. The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of September 29, 2006 and March 31, 2006 is as follows:

	September 29, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,253.8	$797.8	$456.0
Outsourcing contract costs	2,235.3	1,168.3	1,067.0
Other intangible assets	172.2	101.7	70.5
Total intangible assets	$3,661.3	$2,067.8	$1,593.5

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,185.7	$732.4	$453.3
Outsourcing contract costs	2,288.1	1,112.8	1,175.3
Other intangible assets	172.2	95.6	76.6
Total intangible assets	$3,646.0	$1,940.8	$1,705.2

Amortization related to intangible assets was $111.2 and $109.4 for the three months and $217.9 and $213.6 for the six months ended September 29, 2006 and September 30, 2005, respectively. Estimated amortization expense related to intangible assets as of March 31, 2006 for each of the subsequent five years, fiscal 2007 through fiscal 2011, is as follows: $357, $290, $261, $217, and $145, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 - Special Items

Special items totaling $41.0 and $237.9 were recorded during the second quarter and six months ended September 29, 2006, respectively. For the second quarter and six months ended September 29, 2006 special items consisted of: (1) a $40.2 and $255.2 restructuring charge, respectively, (see discussion below), (2) a $.8 and $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge, respectively, and (3) an $18.3 gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008. The objectives of the plan are to 1) streamline CSC’s worldwide operation and 2) leverage the increased use of lower cost resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively, with an estimated total pre-tax cost of $375. In addition, subsequent to quarter end the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges will also be incurred with an estimated pre-tax cost of $65, about $55 of which is expected to impact pre-tax cash flow, accordingly, the total estimated pre-tax restructuring cost is now projected to be $440, of which $375 is projected to impact pre-tax cash flow.

The charge recorded in the second quarter and first six months of fiscal 2007 includes $37.6 and $250.7 for workforce reduction costs and $2.6 and $4.5 for vacant space and other charges, respectively. All but approximately $.5 of restructuring charges are projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 of the second quarter and six month charge was incurred at corporate.

A majority of the planned reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of September 29, 2006, approximately 2,800 separations have been completed (approximately one-fifth due to attrition). Approximately 1,700 new hires occurred in lower cost regions during the quarter including replacements of some of the 2,800 reductions as well as for previously-planned and on-going business activities.

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

Restructuring-related cash payments are estimated to be approximately $175 in fiscal 2007 and $200 in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of second quarter fiscal 2007 activity:

Three months ended September 29, 2006:
	Liability As of June 30, 2006	Total pre-tax charges recorded 2nd quarter fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Sept. 29, 2006
Workforce reductions	$157.9	$37.6		$(57.8)	$2.1	$139.8
Other	1.5	2.6	$(2.6)	(.9)		.6
Total	$159.4	$40.2	$(2.6)	$(58.7)	$2.1	$140.4

Six months ended September 29, 2006:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Sept. 29, 2006
Workforce reductions	$250.7	$(6.7)	$(106.3)	$2.1	$139.8
Other	4.5	(2.8)	(1.1)		.6
Total	$255.2	$(9.5)	$(107.4)	$2.1	$140.4

(1)	Charges primarily relate to workforce reductions include pension augmentations that will be paid out as part of normal pension distributions and are reflected in the pension liability.
(2)	Foreign currency translation adjustments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 - Acquisitions

During September 2006 Danske Regioner exercised its option to put its minority interest in CSC Scandihealth A/S (Scandihealth) to CSC. As a result, CSC will acquire the remaining 40% share of Scandihealth it does not own. The purchase price is estimated to be between $19 and $22, which has been accrued in other accrued expenses as of September 29, 2006. The purchase price has been preliminarily allocated to the related minority interest liability of $4 and the remainder to goodwill. The Company expects to complete the transaction during the third quarter of fiscal 2007.

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

	Acquisition		Balance
	Integration	Paid as of	Remaining at
	Liabilities	September 29, 2006	September 29, 2006
Severance payments	$7.1	$7.1
Facility consolidations	66.6	51.0	$15.6
Other	6.1	3.4	2.7
	$79.8	$61.5	$18.3

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 - Share Repurchase Program

On June 29, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $2,000. In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co. on June 29, 2006. Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9.3 shares of common stock on June 29, 2006 from Goldman, Sachs & Co. for $500. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7.1 shares for a payment of $500. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $16.4, $152.6 and $831.0, respectively. The Company will receive additional shares pursuant to this agreement depending on movements in the market price of the Company’s common stock over the life of the agreement. The agreement has a term of six to twelve months after completion of the period establishing the hedge price, which was completed on July 28, 2006.

Under both the accelerated share repurchase and the collared accelerated share repurchase agreements, Goldman, Sachs & Co may repurchase an equivalent number of shares in the open market over the terms of the respective agreements. The accelerated share repurchase agreement may be completed at any time between January 29, 2007 and June 29, 2007. At the completion of the agreement, CSC’s initial price under the accelerated share repurchase agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The collared accelerated share repurchase agreement may be completed at anytime between January 29, 2007 and July 30, 2007. The Company financed the accelerated share repurchase transactions initially with cash on hand and the issuance of approximately $600 million of commercial paper.

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

Note 14 - Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $565.1 of such working capital lines; however, as of September 29, 2006, the amount of the maximum potential payment is $68.6, the amount of the related outstanding subsidiary debt. The $68.6 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 - Commitments and Contingencies (continued)

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which subsequent to quarter end also involves billings for continued services and counterclaim allegations by Sears of contract breaches, is expected to be resolved pursuant to negotiations or impending legal and arbitration proceedings. As of September 29, 2006, the Company's investment in net assets associated with the Agreement was approximately $80. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted most, and expects soon to convert the balance of 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Acts (CDA) totaling in excess of $900 on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $803 of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. The Company believes it has a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claims accruing. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs/claims.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 - Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans. The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Second Quarter Ended
	September 29, 2006		September 30, 2005
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$32.1	$19.6	$29.6	$21.6
Interest cost	29.1	25.2	25.6	21.8
Expected return on assets	(33.4)	(29.6)	(28.1)	(23.3)
Amortization of transition obligation		.3		.3
Amortization of prior service cost	.8	.1	.8	.1
Amortization of unrecognized net loss	4.1	3.4	5.9	4.0
Curtailment (gain) loss		.7
Special termination benefit recognized
Net periodic pension cost	$32.7	$19.7	$33.8	$24.5

	Six Months Ended
	September 29, 2006		September 30, 2005
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$64.2	$46.5	$59.2	$43.9
Interest cost	58.2	49.9	51.2	44.4
Expected return on assets	(66.8)	(57.9)	(56.2)	(47.5)
Amortization of transition obligation		.6		.6
Amortization of prior service cost	1.6	.3	1.6	.2
Amortization of unrecognized net loss	8.2	8.6	11.8	8.2
Curtailment (gain) loss		.7
Special termination benefit recognized		6.7
Net periodic pension cost	$65.4	$55.4	$67.6	$49.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 - Pension and Other Benefit Plans (continued)

	Second Quarter Ended
	September 29, 2006		September 30, 2005
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.4	$.1	$.4	$.1
Interest cost	2.2	.1	1.8	.2
Expected return on assets	(1.6)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service cost	.2		.2
Amortization of unrecognized net loss	.9		.1
Net periodic pension cost	$2.5	$.2	$1.3	$.3

	Six Months Ended
	September 29, 2006		September 30, 2005
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$.2	$.8	$.2
Interest cost	4.4	.2	3.6	.4
Expected return on assets	(3.2)		(3.2)
Amortization of transition obligation	.8		.8
Amortization of prior service cost	.4		.4
Amortization of unrecognized net loss	1.8		.2
Net periodic pension cost	$5.4	$.4	$2.6	$.6

As previously disclosed in footnote 10 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, the Company expects to contribute $245 million to its defined benefit pension plans during fiscal 2007. During the second quarter and first six months of fiscal 2007 the Company contributed $65 million and $123 million, respectively, to its defined benefit pension plans.

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

Note 16 - Recent Accounting Pronouncements (continued)

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

Note 17 - Subsequent Events

As disclosed in its press release dated November 2, 2006, the Company delayed filing its Form 10-Q for the quarter ended September 29, 2006. As a result of this delay the Company determined it would not be able to comply with certain reporting requirements of its $1 billion credit agreement or the Indenture for its $200 million 6 ¼% notes due March 15, 2009 (the Notes). In November 2006, the Company obtained a waiver from its lenders under its $1 billion credit agreement for failure to comply with the reporting covenant in that agreement. This waiver expires April 6, 2007. On December 21, 2006, the Company completed a consent solicitation from the Notes holders for a one-time waiver of any default or event of default that has arisen or may arise from the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee, Citibank, N.A., certain reports required to be filed and furnished by the Company in accordance with the terms of the Note’s Indenture. The approval of the waiver effectively extended the existing 30-day cure period in the indenture by 60 days with respect to the reporting requirements of the Indenture. The cure periods for the Notes and the remaining outstanding term debt expires on March 9, 2007.

Subsequent to the end of the second quarter the Company converted the balance of the 16 Requests for Equitable Adjustment submitted to the Federal government to interest bearing claims under the Contract Disputes Act. For additional discussion of these claims see Note 14 in the Notes to Consolidated Condensed Financial Statements.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2007 versus
Second Quarter and First Six Months of Fiscal 2006

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

In 2005 and 2006, the Company granted restricted stock and restricted stock units, respectively, in lieu of a cash bonus. Sixteen of the restricted stock awards in 2005 were not determined with finality until after the grant date, and the Company recorded an incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to accounting for the change in measurement dates for these restricted stock awards of less than $50,000. This amount has been included in the aggregate incremental compensation expense amounts related to stock options.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The following discusses the Company’s results of operations and financial condition as of and for the three and six months ended September 29, 2006 and the comparable periods for the prior fiscal year.

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

Second Quarter Overview

Key highlights of the second quarter and year-to-date include:

•	Second quarter revenues as reported rose .9%, and declined .3% on a constant currency basis.
•	Six months year-to-date revenue as reported increased .1%, and declined approximately .4% on a constant currency basis.
•
The Company recorded a special pretax restructuring charge of $41.0 million ($29.7 million after tax or 17 cents per share) during the second quarter of fiscal 2007 and a $52 million ($33.1 million after tax or 18 cents per share) special pretax charge related to a contract termination during the second quarter of fiscal 2006.

•
For the six months year to date of fiscal 2007 the Company recorded a special pretax restructuring charge of $256.2 million ($212.6 million after tax or $1.16 per share) and a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•
Income from continuing operations, including the restructuring charge, was $93.4 million compared to $96.1 million for the prior year second quarter and $38.2 million compared to $204.6 million for the prior year six months year to date.

•	Earnings per share from continuing operations were 53 cents and 21 cents compared to 51 cents and $1.09 for the three and six months year to date for fiscal 2007 and 2006, respectively.
•	Business awards of $8.8 billion and $11.0 billion were announced for the quarter and year-to-date, respectively.
•	DSO of 99 days was up 4 days compared to the second quarter of fiscal 2006 and decreased 4 days compared to the first quarter of fiscal 2007.
•
The Company entered into two accelerated share repurchase transactions during the first six months of fiscal 2007. During the first quarter of fiscal 2007 the Company acquired and retired 9.3 million shares of outstanding common shares for $500 million and during the second quarter the Company acquired and retired an additional 7.1 million shares for $500 million.

•	Debt-to-total capitalization ratio at quarter-end increased to 26.0% from 17.9% at fiscal 2006 year-end.
•	ROI for the last twelve months ended September 29, 2006 was approximately 8.7%.
•
Cash provided by operating activities was $68.0 for the six months year to date of fiscal 2007 versus $240.5 million for the fiscal 2006 comparable period. Cash used in investing activities was $284.5 million for the first six months of fiscal 2007 compared to $622.5 million for fiscal 2006 comparable period. Free cash outflow for the six months year to date was $357.1 million for fiscal 2007 compared to $387.0 million for the fiscal 2006 comparable period.

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Six Months Ended
(In millions)	Sept. 29, 2006	Sept. 30, 2005
Free cash flow	$(357.1)	$(387.0)
Net cash used in investing activities	284.5	622.5
Proceeds from redemption of preferred stock	126.5
Dispositions		5.0
Capital lease payments	14.1
Net cash provided by operating activities	$68.0	$240.5

The Company’s announced new business awards of $8.8 billion for the second fiscal quarter including the following :

-  United Kingdom National Health Service ($3.7 billion)
-	U.S. Army Program Executive Office ($2.0 billion)
-	U.S. Air Force Expeditionary Combat Support System ($378 million)
-	Previously unannounced U.S. Federal contracts ($2.6 billion)

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

Revenue as reported increased marginally during the second quarter compared to the previous year second quarter from revenue growth in CSC’s Federal Sector, which benefited from new awards, and from the favorable impact of foreign currency exchange rates. The growth in revenue was partially offset by the impact of the termination of certain contracts and softness in demand for certain consulting and systems integration services in the Company’s Global Commercial segment. For the six months year to date revenue as reported was essentially unchanged from the prior year as revenue growth in CSC’s Federal Sector offset the impact of the termination of certain outsourcing contracts in CSC’s Global Commercial segment.

ROI for continuing operations, before special items, for the twelve months ended September 29, 2006 was approximately 8.7%, an increase of .5 percentage points over the prior year as a result of a .3% improvement in the margin and reduced equity as a result of the share buyback. This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the six months year-to-date of fiscal 2007 versus six months year-to-date of fiscal 2006 was largely the result of payments for restructuring activities, an increase in tax payments and a decline in advanced payments from customers. These were partially offset by a decline in the rate of increase in non-cash working capital. Net cash outflows for investing activities declined as a result of a decrease in investment for new outsourcing contracts and software and proceeds from the redemption of DI preferred stock.

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

Results of Operations

Revenues

	Second Quarter
(Dollars in millions)	2007	2006	Change	Percent
U.S. Commercial	$948.9	$1,005.7	$(56.8)	(5.6)%
Europe	942.8	983.7	(40.9)	(4.2)
Other International	384.4	339.1	45.3	13.4
Global Commercial segment	2,276.1	2,328.5	(52.4)	(2.3)
U.S. Federal segment	1,329.1	1,244.1	85.0	6.8
Total	$3,605.2	$3,572.6	$32.6	.9

	Six Months Year-to-Date
(Dollars in millions)	2007	2006	Change	Percent
U.S. Commercial	$1,925.5	$2,012.8	$(87.3)	(4.3)%
Europe	1,884.7	2,020.7	(136.0)	(6.7)
Other International	730.5	656.6	73.9	11.3
Global Commercial segment	4,540.7	4,690.1	(149.4)	(3.2)
U.S. Federal segment	2,620.7	2,465.0	155.7	6.3
Total	$7,161.4	$7,155.1	$6.3	.1

The factors affecting the percent change in revenues for the second quarter and six months year-to-date of fiscal 2007 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Second Quarter
U.S. Commercial	(5.6)%		(5.6)%
Europe	(8.1)	3.9%	(4.2)
Other International	12.3	1.1	13.4
Global Commercial segment	(4.1)	1.8	(2.3)
U.S. Federal segment	6.8		6.8
Total	(.3)	1.2	.9

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Six Months Year-to-Date
U.S. Commercial	(4.3)%		(4.3)%
Europe	(8.1)	1.4%	(6.7)
Other International	10.3	1.0	11.3
Global Commercial segment	(3.9)	0.7	(3.2)
U.S. Federal segment	6.3		6.3
Total	(.4)	.5	.1

Revenue, as reported, for the second quarter of fiscal 2007 increased slightly compared to the prior year period. Growth in U.S. Federal operations was partially offset by decreases in Global Commercial operations, specifically in the United States and Europe. U.S. Federal experienced growth from Department of Defense, Civil agency and Other customers. U.S. and European declines were the result of outsourcing contract terminations, a reduction in volumes on certain existing engagements and continued weakness in consulting and systems integration demand. These unfavorable impacts on U.S. Commercial revenue were partially offset by favorable movements in foreign currency exchange rates.

Global Commercial

The decline in the Company's commercial revenues for the second quarter compared to the prior year period was the result of lower levels of outsourcing activity primarily in the United Kingdom and United States. As in the first quarter of fiscal 2007 outsourcing activity was negatively impacted during the second quarter of fiscal 2007 by terminated contracts, notably Sears and Nortel Networks. Demand for consulting and systems integration services in Europe continued to be soft while consulting and systems integration business in the United States experienced softness in demand in selected service lines during the second quarter of fiscal 2007 as well. Strong growth in Australia and Asia somewhat offset the declines in the United States and Europe.

Revenue from U.S. outsourcing operations continued to be adversely impacted by the Sears contract termination and the partial Nortel Networks termination. The combined impact of these terminations was approximately $58 million during the second quarter of fiscal 2007 and $116 million for the six months year to date. Partially offsetting the effects of these terminations were year over year net increases of $34 million from a number of significant outsourcing contracts. Softness in demand for certain consulting and systems integration services in the United States contributed to the revenue decline in U.S. operations for the second quarter and six months year to date.

Operations in Europe continued to experience reduced volumes on a number of significant outsourcing engagements resulting in a decline in revenue from net volume reductions of $66 million for the second quarter and $119 million for the six months year to date. Consulting and systems integration demand continued to be weak in Europe particularly in central Europe. Currency effects, as noted in the accompanying table, partially offset the revenue decline.

Other International operations revenue growth was led by Australia operations with revenue growth of $21 million during the second quarter and $39 million for the six months year to date as a result of growth in a recruitment business and volume increases on existing outsourcing contracts. Asia operations contributed $13 million and $25 million for the second quarter and six months year to date, respectively, on growth from new and existing contracts. Favorable foreign currency fluctuations contributed to revenue growth in Other International as well.

U.S. Federal

The Company's U.S. Federal revenues were generated from the following sources:

	Second Quarter
(Dollars in millions)	2007	2006	Change	Percent

Department of Defense	$890.0	$835.4	$54.6	6.5%
Civil agencies	400.1	383.4	16.7	4.4
Other (1)	39.0	25.3	13.7	54.2
Total U.S. Federal	$1,329.1	$1,244.1	$85.0	6.8%

	Six Months Year-to-Date
(Dollars in millions)	2007	2006	Change	Percent

Department of Defense	$1,743.8	$1,629.3	$114.5	7.0%
Civil agencies	804.2	760.1	44.1	5.8
Other (1)	72.7	75.6	(2.9)	(3.8)
Total U.S. Federal	$2,620.7	$2,465.0	$155.7	6.3%

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the U.S. Federal reporting segment.

Federal revenue increases of 6.8% and 6.3% for the second quarter and six months year to date, respectively, resulted from new contracts and growth on existing Department of Defense (DoD) and Civil agencies contracts and growth on existing contracts for Other programs during the second quarter. Partially offsetting the growth were reduced volumes or reduced funding on certain government programs.

Department of Defense growth contributors for the second quarter and six months year to date included new contracts with the U.S. Army for equipment procurement and installation and a new logistics contract with the U.S. Air Force which combined for $25 million of revenue growth. Existing programs contributing to growth in DoD revenues included increased scope and new tasking on logistics support for the U.S. Army and other DoD customers, additional tasking for engineering services in support of the U.S. Army and Navy and a program to provide equipment procurement and installation services to the Army. These gains were partially offset by funding cuts to two programs providing IT engineering and management services.

Civil agencies revenue increased for the second quarter and six months year to date as a result of a new contract to provide engineering and management services to the Environmental Protection Agency and a new contract with NASA for a shared services center. Continued growth on existing programs with NASA and the FAA also contributed to growth for the second quarter and six months year to date.

Revenue from other U.S. Federal activities during the second quarter of fiscal 2007 benefited from a contract extension with the New York Department of Health and the achievement of revenue milestones on a systems integration project with a foreign government. Year to date revenue was down slightly from the prior year comparable period.

During the second quarter of fiscal 2007 the Company announced federal contract awards with a total value of $5.0 billion, compared to $2.0 billion announced during the comparable period for fiscal 2006.

Costs and Expenses

The Company's costs and expenses were as follows:

	Second Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)

Cost of services(2)	$2,896.4	$2,878.0	80.3%	80.5%	(.2)%
Selling, general & administrative	226.5	211.6	6.3	5.9	.4
Depreciation and amortization	266.3	274.7	7.4	7.7	(.3)
Special items	41.0	52.0	1.1	1.5	(.4)
Interest expense, net	30.8	16.9	.9	.5	.4
Total	$3,461.0	$3,433.2	96.0%	96.1%	(.1)%

	Six Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)

Cost of services(2)	$5,779.5	$5,804.7	80.7%	81.1%	(.4)%
Selling, general & administrative	454.1	417.0	6.3	5.8	.5
Depreciation and amortization	527.2	544.4	7.4	7.6	(.2)
Special items	237.9	52.0	3.3	.7	2.6
Interest expense, net	35.5	35.7	.5	.5
Total	$7,034.2	$6,853.8	98.2%	95.7%	2.5%

(1)	See Note 2, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.
(2)	Excludes depreciation and amortization

Comparing the second quarter and six months year to date of fiscal 2007 and 2006, total costs and expenses as a percentage of revenue for the second quarter were approximately flat on a year over year basis and increased for the six months year to date. Expenses as a percentage of revenue before special items increased during the second quarter and decreased for the six months year to date. For the second quarter, lower cost of services and depreciation expense were more than offset by increases in selling, general and administrative expense and the restructuring charges. For the six months year to date the trend was similar; however, interest expense was flat on a year over year comparison.

The Company substantially matches revenues and costs in the same currency. Therefore, the foreign currency impact of approximately 1.2 and .5 percentage points for the quarter and six months year-to-date, respectively, on revenues and costs did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of off-shore support and may be exposed to additional margin fluctuations.

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which resulted in the majority of the net increase of $7.8 million and $20.8 million for stock-based compensation for the three and six months ended September 29, 2006, respectively. See Note 4 of the Notes to the Consolidated Condensed Financial Statements for the required disclosures of SFAS No. 123R and additional discussion of its application. Approximately $5.6 million and $14.3 million of this expense was recorded in selling, general & administrative expense with the remainder included in cost of services.

Cost of Services

Cost of services (COS) as a percentage of revenue for the second quarter of fiscal 2007 improved .2% to 80.3% from the year earlier period. The improvement in the ratio was the result of current year restructuring activities as well as a prior year adverse estimate to complete adjustment on a U.S. Federal contract. U.S. Commercial’s ratio improved as a result of restructuring activities and certain outsourcing contracts which were in the higher cost early-stages of the contract in the prior year comparable period. Europe’s ratio benefited from restructuring activities and other cost savings initiatives. U.S. Federal’s ratio improved as a result of the unfavorable estimate to complete adjustment in the prior year period. These improvements in the ratio were offset some what by the impact of the adoption of SFAS No. 123R, “Share-Based Payment” during the second quarter and revenue growth in a lower margin recruitment business in Australia.

Cost of services, as a percentage of revenue, decreased by .4% to 80.7% for the six months ended September 29, 2006 versus the comparable period for fiscal 2006. Approximately .3% of this decrease comes from our U.S. commercial operations, primarily as a result of outsourcing labor and cost savings initiatives begun in the prior year and the maturation of certain outsourcing contracts. The remainder of the improvement in the ratio was from cost savings derived from the restructuring activities in Europe and increases in productivity on certain time and materials contracts. Cost savings on U.S. Federal operations as well as the prior year unfavorable estimate to complete adjustment also contributed to the improvement in the ratio. Offsetting these reductions to the ratio was the impact of the adoption of SFAS No. 123R, “Share-Based Payment” for the six months year to date and growth in revenue from a lower margin recruitment business in Australia.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .4% and .5% to 6.3% for the second quarter and six months year to date of fiscal 2007, respectively. Approximately one half of the ratio increase during the second quarter was the result of higher program spending and marketing costs and an increase in unallowable costs on federal programs in the U.S. Federal segment. The Global Commercial segment contributed marginally to the increases in the ratio as a result of increased business development costs in Europe. The remainder of the increase in SG&A was the result of an increase in stock based employee compensation expense of $5.6 million during the second quarter versus the prior year comparable period. This increase was primarily the result of the adoption of SFAS No. 123R during fiscal 2007.

For the six months year to date the trends and factors contributing to the increase were the same with a year over year increase in stock based employee compensation of approximately $14.3 million primarily as a result of adoption of SFAS No. 123R.

Depreciation and Amortization

Depreciation and amortization (D&A) decreased .3% and .2% for the second quarter and six months year to date of fiscal 2007, respectively, versus the comparable periods in the prior year. Minor improvements in the ratio were achieved in both Global Commercial and U.S. Federal segments. For the second quarter and six months year to date the Global Commercial improvement in the ratio was the result of the termination of the Nortel Networks contract and reduced asset usage on certain existing contracts in U.S. outsourcing and the increase in revenue in Australia from non capital intensive operations. These improvements were partially offset by an increase in the ratio in Europe as a result of capital requirements for outsourcing contract awards commenced during the past two years.

Interest Expense, Net

Net interest expense increased approximately $13.9 million compared to the second quarter of fiscal 2006, an increase in the ratio of net interest expense to revenue of .4% to .9%. The increase in net interest expense was due primarily to an increase in interest expense as a result of an increase in commercial paper of approximately $600 million issued to finance the accelerated share repurchase transactions and an increase in interest expense related to capital leases on a U.S. Federal segment program. Interest income declined marginally during the second quarter as a result of the redemption of the DynCorp preferred stock. Net interest expense for the six months year to date was essentially flat on a year over year basis.

Special Items

Special items totaling $41.0 million and $237.9 million were recorded during the second quarter and six months ended September 29, 2006. For the second quarter and six months ended September 29, 2006, special items consisted of: (1) a $40.2 million and $255.2 million restructuring charge, respectively, (see discussion below), (2) a $.8 million and $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge, respectively, and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007. During the second quarter of fiscal 2006 the Company recorded a special charge of $52.0 million related to the termination of the Nortel contract.

Restructuring

In April 2006, the Company announced a restructuring plan which will be carried out during fiscal 2007 and 2008. The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost resources. Restructuring charges consist predominantly of severance and related employee payments resulting from terminations. Workforce reductions of approximately 4,300 and 700 employees are planned for fiscal 2007 and 2008, respectively, with an estimated pre-tax cost of $375 million. In addition, subsequent to quarter end the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives. As a result, lease termination, asset impairment and other charges will also be incurred with an estimated pre-tax cost of $65 million, about $55 million of which is expected to impact pre-tax cash flow, accordingly, the total estimated pre-tax restructuring cost is now projected to be $440 million, of which $375 million is projected to impact pre-tax cash flow.

The charge recorded in the second quarter and first six months of fiscal 2007 includes $37.6 million and $250.7 million, respectively for workforce reduction costs and $2.6 million and $4.5 million for vacant space and other charges, respectively. All but approximately $.5 million of restructuring charges is projected to be incurred in the Global Commercial reporting segment, with the remainder associated with corporate and shared service center operations. Less than $.1 million of the second quarter and six month charge was incurred at corporate.

A majority of the planned reductions (2,600 in fiscal 2007 and 50 in 2008) will take place in Europe. Approximately 1,300 and 500 positions will be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions will be headcount increases in certain lower cost regions of approximately 1,600 and 400 employees in fiscal 2007 and 2008, respectively. As of September 29, 2006, approximately 2,800 separations have been completed (approximately one-fifth due to attrition). Approximately 1,700 new hires occurred in lower cost regions during the quarter including replacements of some of the 2,800 reductions as well as for previously-planned and on-going business activities.

The restructuring plan is projected to result in savings of approximately $159 million and $258 million in fiscal 2007 and 2008, respectively. Approximately 90% of the savings will come from reduced costs of services, while the remainder will be predominantly from lower selling, general and administrative costs. Projected savings are net of new or increased recurring costs, primarily the cost anticipated for an increasing offshore workforce. Savings will also be impacted by certain transitional costs as new offshore staff are trained and outgoing staff are still on the payrolls. Such transitional costs are estimated to be under $10 million in fiscal 2007 and under $2 million in fiscal 2008.

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

Restructuring-related cash payments are estimated to be approximately $175 million in fiscal 2007 and $200 million in fiscal 2008. Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of second quarter fiscal 2007 activity (in millions):

Three months ended September 29, 2006:

	Liability As of June 30, 2006	Total pre-tax charges recorded 2nd quarter fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Sept. 29, 2006
Workforce reductions	$157.9	$37.6		$(57.8)	$2.1	$139.8
Other	1.5	2.6	$(2.6)	(.9)		.6
Total	$159.4	$40.2	$(2.6)	$(58.7)	$2.1	$140.4

Six months ended September 29, 2006:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments	Other(2)	Restructuring liability as of Sept. 29, 2006
Workforce reductions	$250.7	$(6.7)	$(106.3)	$2.1	$139.8
Other	4.5	(2.8)	(1.1)		.6
Total	$255.2	$(9.5)	$(107.4)	$2.1	$140.4

(3)	Charges primarily related to workforce reductions include pension augmentations that will be paid out as part of normal pension distributions and are reflected in the pension liability.
(4)	Foreign currency translation adjustments.

Taxes

The Company’s tax rates as reported for second quarter and six month year to date were 35.2% and 70.0% for fiscal 2007 and 31.0% and 32.1% for fiscal 2006. The increase in the effective rate as reported for fiscal 2007 is due primarily to the Company’s inability to recognize tax benefits on a significant portion of the restructuring charge recorded in certain foreign tax jurisdictions. The tax benefit attributable to the special items recorded in the second quarter and six months year to date of fiscal 2007 was $11.3 million and $36.5 million, respectively. The Company's effective tax rates before special items approximate 33.6% and 34.4% for the three and the six months ended September 29, 2006, respectively, compared to the 32.5% and 32.7% for the comparable periods in fiscal 2006.

Discontinued Operations

The Company did not have any significant income from discontinued operations for the six months ended September 29, 2006. During the first quarter of fiscal 2006 the Company completed the exchange transaction with the HPS operations exchanged for the Company shares. Income for HPS operations, net of income taxes, for the first quarter of fiscal 2006 prior to the exchange was not significant. HPS’ activities were previously included in the Global Commercial reporting segment. HPS’ impact on the Company’s operating cash flow for the first quarter of fiscal 2006 was not significant. CSC recorded a gain of $22.9 million from the HPS exchange transaction during the first quarter of fiscal 2006.

Earnings Per Share

Earnings per share from continuing operations increased $0.02 to $0.53 for the second quarter and decreased $0.88 to $0.21 for the six months ended September 29, 2006, respectively. Earnings per share from continuing operations for the three and six months ended September 29, 2006 were adversely impacted by special charges of $0.17 per share and $1.10 per share, respectively, and were favorably impacted by a decline in the share base of 11.5 million and 3.8 million for the three and six months ended September 29, 2006, respectively. This decline in the share base was the result of the Company's acquisition and retirement of 16.4 million shares through two accelerated share repurchase transactions with 9.3 million shares acquired in the first quarter and 7.1 million shares acquired in the second quarter of fiscal 2007. See footnote 13 to the consolidated condensed financial statements for further discussion of these transactions. This reduction was partially offset by option exercises during the past twelve months and an increase in common stock equivalents of approximately 1.3 million and 1.6 million, on a year over year basis, for the three and six months ended September 29, 2006.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Six Months Year-to-Date
(In millions)	Fiscal 2007	Fiscal 2006
Net cash from operations	$68.0	$240.5
Net cash used in investing	(284.5)	(622.5)
Net cash (used in) provided by financing	(370.0)	(222.7)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)
Net decrease in cash and cash equivalents	(587.5)	(605.7)
Cash and cash equivalents at beginning of year	1,290.7	1,010.3
Cash and cash equivalents at quarter end	$703.2	$404.6

Net cash provided by operations of $68.0 million for the first six months of fiscal 2006 represents a decline in net cash provided by operations compared to the prior year comparable period of cash from operations of $240.5 million and reflects the impact of several factors including cash outflows to fund the restructuring plan. Other factors impacting working capital during the quarter include:

•	Cash payments under the restructuring plan were $107.4 million during the first six months of fiscal 2007
•
Net cash payments for taxes of $158.2 million during the first six months of fiscal 2007 compared to payments of $76.6 million for the prior year period. The Company has fully utilized its available U.S. federal net operating losses resulting in an increase in cash taxes.

•	Accounts payable and accrued expenses increased approximately $137 million over the prior period balances.
•	A decrease in advanced payments received during the first six months of fiscal 2007 versus an increase in the prior year period.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government. Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price. The Company routinely negotiates such contract modifications in both the U.S. Federal and Global Commercial segments.

Net cash outflow from investing activities decreased significantly for the first six months of fiscal 2007 as compared to fiscal 2006 primarily as a result of a decrease in investment in outsourcing assets and software during fiscal 2007. Outsourcing contracts awarded during fiscal 2005 required significant investment during the first six months of fiscal 2006 for the start up and transition phases. Cash outflow from investing was also impacted by the redemption of preferred stock held by the Company issued by the parent of DynCorp International. The Company received approximately $145 million from the redemption as well as payments for accumulated dividends of approximately $24 million.

The use of cash in financing activities for the first six months of fiscal 2007 is primarily for the acquisition and retirement of outstanding common stock. During the first six months of fiscal 2007 the Company acquired and retired approximately 16.4 million shares of common stock for approximately $1 billion. The share acquisition was funded with cash on hand and the issuance of approximately $600 million of commercial paper. This outflow was partially offset by exercise of employee stock options. Cash used in financing activities in the prior year period was the result of the acquisition of treasury stock as a result of the sale of HPS.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $703.2 million at September 29, 2006 and $1,290.7 million at March 31, 2006. Equity decreased by $741.8 million during the six months ended September 29, 2006 as a result of the accelerated share repurchase transactions the Company completed during the first six months of fiscal 2007. The Company purchased and retired approximately 16.4 million outstanding common shares through two accelerated share repurchase transactions for $1 billion. The first transaction was an accelerated share repurchase agreement for 9.3 million shares for an initial purchase price of $500 million, or $54 per share, subject to adjustment. The second transaction was a collared share repurchase agreement under which the Company acquired 7.1 million shares for $500 million. The number of shares is subject to adjustment upon final determination of the price per share subject to the terms of the collar. For the collared share repurchase agreement the Company has no further obligation and may receive additional shares depending of the final price per share. These transactions were financed through available cash on hand and the issuance of approximately $600 million of commercial paper during the first six months of fiscal 2007.

The Company also entered into an agreement to acquire up to an additional $1 billion of the Company’s outstanding common stock under a Rule 10b5-1 purchase plan.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility. As of September 29, 2006 the Company's total liquidity was approximately $1.7 billion which included cash and cash equivalents and marketable securities of $703.2 million and availability under the syndicated backstop credit facility of $1 billion. As of September 29, 2006 the Company had approximately $600 million of commercial paper outstanding.

As disclosed in its press release dated November 2, 2006, the Company delayed filing its Form 10-Q for the quarter ended September 29, 2006. As a result of this delay the Company determined it would not be able to comply with certain reporting requirements of its $1 billion credit agreement or the Indenture for its $200 million 6 ¼% notes due March 15, 2009 (the “Notes”). In November 2006, the Company obtained a waiver from its lenders under its $1 billion credit agreement for failure to comply with the reporting covenant in that agreement. This waiver expires April 6, 2007. On December 21, 2006, the Company completed a consent solicitation from the Notes holders for a one-time waiver of any default or event of default that has arisen or may arise from the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee, Citibank, N.A., certain reports required to be filed and furnished by the Company in accordance with the terms of the Note’s Indenture. The approval of the waiver effectively extended the existing 30-day cure period in the indenture by 60 days with respect to the reporting requirements of the Indenture. The cure periods for the Notes and the remaining outstanding term debt expires on March 9, 2007.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 31, 2006, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the six months ended September 29, 2006, there has been no significant change in related market risk factors.

PART I, ITEM 4. CONTROLS AND PROCEDURES

"Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 29, 2006 and, based upon this evaluation, have concluded that they are effective in all material respects.

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

During the fiscal quarter ended September 29, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute, which subsequent to quarter end also involves billings for continued services and counterclaim allegations by Sears of contract breaches, is expected to be resolved pursuant to negotiations or impending legal and arbitration proceedings. As of September 29, 2006, the Company's investment in net assets associated with the Agreement was approximately $80 million. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted most, and expects soon to convert the balance of 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Acts (CDA) totaling in excess of $900 million on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $803 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs/claims. We believe we have a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claim currently accruing. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs/claims.

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

The following table provides information on a monthly basis for the quarter ended September 29, 2006 with respect to the Company's purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
July 1, 2006 to July 28, 2006	7,143,453	$70.00	7,142,857	2,991,766
July 29, 2006 to August 25, 2006	34,942	$52.39
August 26, 2006 to September 29, 2006	390	$48.05

(1)
The Company accepted 35,928 shares of its common stock in the second quarter ended September 29, 2006 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Under the accelerated share buyback program, the Company purchased a total of 7,142,857 shares in the quarter ended September 29, 2006. Such shares of common stock are stated at cost. These shares were retired and will not be used for general corporate purposes.

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

10.24
Accelerated Share Repurchase Transaction - VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (2) (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.25
Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company.(2) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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