Form 10-Q/A
period 2007-03-05
COMPUTER SCIENCES CORP
filed 2007-03-05
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q/A (Amendment No. 1)
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

173,215,907 shares of Common Stock, $1.00 par value, were outstanding on February 23, 2007.

Explanatory Note

Computer Sciences Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2006 filed with the Securities and Exchange Commission on March 5, 2007 in order to include Exhibit No. 32.2, which was inadvertently filed as a correspondence file, rather than as an exhibit, in the original filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: March 5, 2007	By:	/s/Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
Chief Accounting Officer