Form 10-K
period 2007-05-14
COMPUTER SCIENCES CORP
filed 2007-06-13
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007
OR
❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File No.: 1-4850

                          COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 East Grand Avenue
El Segundo, California	90245
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (310) 615-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☒ No   ❒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   ❒  No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ❒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
    Large accelerated filer  ☒        Accelerated  ❒                       Non-accelerated filer     ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ❒   No  ☒
As of September 29, 2006 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,422,000,000.
There were 173,993,039 shares of the Registrant’s common stock outstanding as of May 25, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2007, are incorporated by reference into Part III hereof.

Explanatory Note

As previously announced and disclosed in a Current Report on Form 8-K dated May 30, 2007, Computer Sciences Corporation (CSC or the Company) has restated its consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal years ended March 31, 2006 and April 1, 2005 in this Form 10-K as discussed in Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.  These restatements relate to the 1) completion of the Company’s investigation of its stock option granting practices, 2) the correction of errors relating to the accounting for income taxes, and 3) recognition of revenue for the sale of licenses for a software product.  This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended March 31, 2006, April 1, 2005, April 2, 2004 and March 28, 2003.  In addition, the quarterly financial data in Item 8 has been restated.

The Company has not amended and does not plan to amend previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any period affected by this restatement.

Revenue Recognition

The Company determined that it did not correctly apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” with respect to the sale of licenses for a software product.  As a result, the Company overstated revenue and unbilled receivables and understated deferred revenue related to this product in fiscal years prior to 2005.  In fiscal years 2006 and 2005 this error resulted in an understatement of revenue.  The Company has restated revenue for fiscal 2006 and 2005 and as a result revenue increased $23.4 and $21.4 for these years, respectively.  The cumulative effect of this error on earnings retained for use in business was a decrease of $51.1 at April 3, 2004.

Income Taxes

The Company identified errors related to income taxes in prior periods.  The most significant of these errors related to income tax accounting for amortization of tax bases of assets contributed to a consolidated affiliate. The impact of the correction of this error was an increase in income tax expense of $53.7 and $11.8 for fiscal 2006 and 2005.  The cumulative effect of the correction of this error on earnings retained for use in business was a decrease of $91.4 at April 3, 2004.

In addition, the Company identified errors in the accounting for U.S. income tax liabilities related to foreign operations.  The impact of the correction of this error was an increase in income tax expense of $6.6 and $5.4 for fiscal 2006 and 2005.  The cumulative effect of this error on earnings retained for use in business was a decrease $15.2 at April 3, 2004.

The Company also identified individually immaterial income tax accounting errors that have been corrected.  These errors related principally to state income taxes, provision for a gain, the valuation of state net operating losses and deferred tax liabilities related to state taxes.  The combined impact of these errors on income tax expense was an increase of $28.4 and $1.4 for fiscal 2006 and 2005 respectively.  The cumulative effect of the correction of these errors on earnings retained for use in business was a decrease of $3.6 at April 3, 2004.

Additionally, the Company identified certain errors in the preparation of U.S. federal tax returns.  These included an error which understated the deduction of certain general and administrative costs in its U.S. federal income tax returns for fiscal 2002 through fiscal 2005 and resulted in the overstatement of income tax expense by $7.4 for fiscal 2005 and an understatement of income tax expense by $2.1 for fiscal 2006.  The cumulative effect of the correction of these errors on earnings retained for use in business was an increase of $17.3 at April 3, 2004.

As a result of the errors noted above the Company incurred interest and penalties.  For fiscal 2006 and 2005 the Company has recorded adjustments related to additional interest expense of $16.7 and $2.6, respectively, for the income tax errors.  The cumulative effect on earnings retained for use in business was a decrease of $4.8 at April 3, 2004.  The Company also recorded penalties related to the income tax errors of $4.0 and $44.3 for fiscal 2006 and 2005, respectively.  The cumulative effect of the penalties for periods prior to fiscal 2005 on earnings retained for use in business was a decrease of $7.4 at April 3, 2004.

The total effect of all the income tax adjustments noted above was to increase income tax expense $90.8 ($84.2 net of impact of interest expense) and $11.2 ($10.2 net of the impact of interest expense) for fiscal 2006 and fiscal 2005.  The cumulative effect of these errors on earnings retained for use in business was a decrease of $ 105.1 at April 3, 2004.

Stock Options

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

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through June 30, 2006, related to stock options was approximately $70 million, including approximately $30 million attributable to the repricings requiring variable accounting.  This $70 million (approximately $60 million after taxes) has been allocated among the last 11 fiscal years and first three quarters of fiscal 2007 as follows:

Pre-Tax Expense
Fiscal Year Ended	(in millions)

March 29, 1996	$0.0
March 28, 1997	$0.4
April 3, 1998	$1.8
April 2, 1999	$3.2
March 31, 2000	$8.7
March 30, 2001	$2.8
March 29, 2002	$16.8
March 28, 2003	$(6.5)
April 2, 2004	$14.1
April 1, 2005	$8.5
March 31, 2006	$20.6

Fiscal Quarter Ended

June 30, 2006	$(0.2)

The Company also determined that the tax benefits associated with the exercise of certain stock options in foreign jurisdictions had been incorrectly credited against the foreign tax provision, rather than additional paid-in capital.  The Company further determined that it had applied the effective rate, rather than the U.S. statutory rate, in recognizing the tax benefits associated with the exercise of stock options in the U.S.  Correction of these two tax errors resulted in an incremental cumulative tax provision of approximately $14 million, which is included in the previously stated $60 million incremental cumulative after-tax compensation expense through June 30, 2006.

Unless otherwise indicated, all references hereafter in this explanatory note to years are to calendar years.

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

Annual Cycle Options

Annual Cycle Options Granted to Senior Executives.

The independent directors concluded that there was evidence that the Annual Cycle Options granted to Senior Executives in 1996, 1999 and 2002 may each have had two measurement dates: (i) the first occurring on the date of an initial action to select the optionees, the number of option shares and the grant date closing stock price to be used for the exercise price, and (ii) the second occurring on the date of a subsequent action, within 10 days, to select a later grant date closing stock price to be used for the exercise price.  Therefore, the Company determined that the aggregate 54 Annual Cycle Option grants to Senior Executives on May 9, 1996, May 10, 1999 and June 13, 2002, should be accounted for as a repricing of options for which a measurement date had previously been established on May 6, 1996, May 3, 1999, and June 3, 2002, respectively.  Generally accepted accounting principles in effect at the time require a change from fixed to variable accounting for the 1999 and 2002 repricings, but not for the 1996 repricing.  The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to accounting for these Annual Cycle Option grants to Senior Executives as repricings was approximately $10 million.

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

The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to Annual Cycle Option grants to Other Employees, including the $21 million relating to the 2001 Annual Cycle Options discussed above, constitutes approximately $47 million of the total $70 million incremental cumulative non-cash compensation expense before taxes.

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

The Company has also determined it had incorrectly reversed accruals for certain management bonuses which had been exchanged for discounted options and awards.  The previously stated allocation of the $68 million incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through December 29, 2006, related to stock options includes the resulting increase or decrease in compensation expense for each period affected.  The cumulative impact of the bonus accrual adjustments through June 30, 2006, was approximately $4 million.

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

By 2006, the Company had revised the processes for granting Other Options, and the measurement date of all Other Options granted after April 3, 2006, other than those granted to French employees, is the same as the grant date.  The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to Other Option grants was approximately $8 million.

Changes in Option Grant Procedure

Other than options granted to French employees, the Company has not identified any stock option grants made after April 3, 2006, that were accounted for incorrectly.  In order to provide greater predictability and transparency in the Company's equity granting process, however, the Board of Directors adopted an Equity Grant Policy on February 23, 2007.  The Policy Statement provides that:

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

The Company has restated previously filed financial statements in this Form 10-K.  Adjustments to net income amounted to $15.2 million and $7.3 million, respectively, for the fiscal years ended March 31, 2006 and April 1, 2005.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1997	$.4	$.3
1998	1.8	1.4
1999	3.2	1.6
2000	8.7	11.6
2001	2.8	6.0
2002	16.8	11.8
2003	(6.5)	(4.0)
2004	14.1	8.9
Total 1997 – 2004 impact	41.3	37.6
2005	8.5	7.3
2006	20.6	15.2
Total	$70.4	$60.1

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended March 31, 2006 and April 1, 2005.

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

Major Markets

CSC provides its services to clients in Global Commercial industries and to the U.S. federal and foreign government. Segment and geographic information is included in Note 16 to the notes to consolidated financial statements for the year ended March 30, 2007.

In the Global Commercial market sector, CSC’s service offerings are delivered to clients in a wide array of industries including aerospace/defense, automotive, chemical and resources, consumer goods, financial services, healthcare, manufacturing, retail/distribution, telecommunications, and technology. The Company’s Global Commercial market sector also includes U.S. local and foreign government clients.

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

Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region, including India.

During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2007	2006	2005
U.S. Commercial	26%	28%	27%
Europe	28	28	31
Other International	10	9	9
Global Commercial	64	65	67
U.S. Federal Government	36	35	33
Total Revenues	100%	100%	100%

Fiscal 2007 Overview

During fiscal 2007, CSC announced awards valued at approximately $16.9 billion, including $9.2 billion of Global Commercial awards and $7.7 billion with the U.S. federal government.  These multi-year awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. federal activities.

During April 2006, the Company implemented a restructuring program which is expected to positively impact future cash flow and earnings, enhancing shareholder value.  The program is designed to streamline CSC’s global operations and increase the use of lower cost resources, and involves workforce reductions during fiscal 2007 and 2008 to address excess capacity in certain geographies.  Restructuring charges consist predominantly of severance and related employee payments resulting from termination.  As a result, during fiscal 2007, the company incurred pre-tax restructuring charges of $333.4 million.

During fiscal 2007, the Company completed the acquisition of Datatrac Information Services, Inc., a privately held U.S government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123.8 million.  The acquisition expands the Company’s I/T Solutions services within the North American Public Sector, and strengthens CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.  For further discussion, please see Note 4 to the notes to consolidated financial statements.

Global Commercial Market Highlights

Within the Global Commercial market, there were several significant awards to CSC during fiscal 2007.  Many of the Company’s awards were extensions and/or expansions of existing relationships, a clear indication of customer satisfaction.

CSC’s largest commercial award during fiscal 2007 was the 9 year, $3.7 billion contract with the United Kingdom’s National Health Service.  Under this agreement CSC assumes the role of primary contractor from Accenture Ltd. for two additional regions for the implementation of a record keeping system for the National Health Service.

CSC signed a $330 million, 7 year agreement with TDC, the largest telecommunications company in Denmark.  Under the seven year contract, CSC will provide the full scope of I/T infrastructure services including desktop, helpdesk, data center and local area networking services.

CSC entered into a $378 million, 8 year agreement with Blue Scope Steel, Ltd, a leading international flat steel solutions company.  CSC will be responsible for managing and delivering a diverse set of I/T services ranging from consulting, applications development and support, disaster recovery, systems integration and end-user services on a variety of technology platforms.

CSC signed a $275 million, 7 year contract with UK visas, a joint UK Home Office and Foreign and Commonwealth Office directorate which operates as the overseas arm of the United Kingdom’s integrated border management.  CSC will establish Visa Application Centers in three regions covering 15 countries in the Europe, Americas and North African regions.

CSC entered into a $180 million, 7 year I/T services agreement with Newmont Mining Corporation, one of the world’s largest gold mining companies.  Under the agreement, CSC will manage operations for all of Newmont’s global shared services operations and regional gold mining facilities, including locations in Denver, Nevada, Ghana, Peru and Australia.  CSC will also be responsible for Newmont’s enterprise-wide infrastructure, which includes help desk, desktop, network, and telecommunications, and security services, as well as server support and applications maintenance.

North American Public Sector Highlights

The North American Public Sector (formerly the U.S. Federal Sector) had several significant awards during fiscal 2007 from the U.S. federal government.

The Company’s largest U.S. federal government award during the fiscal year was the $2.0 billion, 3 to 6 year contract with the U.S. Army.  The company is one of 11 firms that have been awarded an Information Technology Enterprise Solutions-2 Services contract by the U.S. Army Contracting Agency on behalf of the Army’s Program Executive Office for Enterprise Information Systems.  Under the agreement, CSC will provide a comprehensive range of I/T services to support the Army’s enterprise infrastructure worldwide.

CSC signed an $800 million, 4 year contract with the U.S Agency for International Development.  CSC is one of 5 firms that have been awarded a Principal Resource for Information Management Enterprise-wide blanket purchase agreement by U.S. Agency for International Development.  CSC will provide a comprehensive range of I/T support services in support of USAID’s mission to provide economic development and humanitarian assistance around the world.

CSC entered into a $378 million, 6.5 year agreement with the U.S. Air Force.  Under the agreement CSC will provide technical and business transformation services for the U.S. Air Force Expeditionary Combat Support System.  The Company will also be the prime systems integrator and provide logistics business process redesign and commercial off-the-shelf enterprise resource planning services.

CSC also signed a $151 million, 5 year contract with the Department of Defense’s Missile Defense Agency.  The Company will provide scientific, engineering and technical assistance for the U.S. Ballistic Missile Defense System.

COMPETITION

The I/T and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company.  The increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC.

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

EMPLOYEES

The Company has offices worldwide, and as of March 30, 2007 employed approximately 79,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

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

Economic and political uncertainty adversely impact our customers’ demand for our services. A general economic downturn may adversely impact our customers’ demand for consulting and systems integration services.  Our federal government segment generated approximately 36.1% of our revenue for fiscal 2007. While the pipeline for government projects continues to be robust, the budget deficit, the cost of rebuilding infrastructure as a result of natural disasters and the cost of reconstruction in Iraq may reduce the federal government’s demand for information technology projects, adversely impacting our federal government segment and our business.

2.
Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges our results of operations and cash flows will be materially and adversely affected.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet the current and prospective customers’ needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in consulting and systems integration and technology outsourcing markets will impact our future revenue growth and earnings.

3.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies. As a result, the markets which we serve are highly competitive. This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result we may not be able to maintain our current operating margins for technology outsourcing contracts, extended or renewed in the future.

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

5.	Our customers may experience financial difficulties and we may not be able to collect our receivables, materially and adversely affecting our profitability.

Over the course of a long-term contract our customers’ financial fortunes may change affecting their ability to pay their obligations and our ability to collect our fees for services rendered. Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the customers in support of their critical missions. While we may resort to other methods to pursue our claims or collect our receivables these methods are expensive and time consuming and success is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

6.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts the profitability of our contracts may be materially and adversely affected.

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

7.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

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

8.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

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

9.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2007 we earned approximately 38% of revenues in currencies other than the U.S. dollar. As a result we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide shifted to lower cost regions of the world. We project that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we project that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in 55 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. In spite of our best efforts we may not be in compliance with all regulations around the world and may be subject to penalties and or fines as a result. These penalties or fines may materially and adversely impact our profitability.

10.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India and we plan to continue to expand our presence there.  As such, we are exposed to the risks inherent to operating in India including 1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, 2) the tax holiday granted by certain tax jurisdictions in India to the Company, which currently extend through 2010, may not be extended or may be revoked resulting in an increase in income tax expense, 3) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability.

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

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. The failure of our controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business, and our stock price may be materially and adversely affected.

14.
We have identified a material weakness related to accounting for income taxes and concluded that our internal control over financial reporting was not effective as of March 30, 2007.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

The Company has identified a material weakness related to accounting for income taxes and, as a result, has concluded that our internal control over financial reporting as of March 30, 2007 was not effective. Remediation of this material weakness may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

15.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings. Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue, approximately 36.1%, is derived from contracts with the U.S. federal government. As a result our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur our reputation may be adversely impacted and our relationship with the government agencies we work with damaged resulting in a material and adverse affect on our profitability.

16.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

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

17.
As a result of the delayed filing of our Form 10-Q for the quarter ending December 29, 2006, we are currently ineligible to use Form S-3 to register securities with the SEC in capital-raising transactions, which may adversely affect our cost of future capital.

As a result of the delayed filing of our Form 10-Q for the quarter ended December 29, 2006, we are ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months following March 5, 2007, the date our Form 10-Q for the quarter ended December 29, 2006 was filed.  In the meantime, for capital raising transactions we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs of raising capital during this period.

18.	Our future profitability may be materially and adversely affected if we fail to execute according to plan the restructuring announced by the Company on April 4, 2006.

The Company announced a restructuring plan in April 2006, to be carried out during fiscal 2007 and 2008.  The restructuring will result in an estimated pre-tax charge of $440 million and have resulted in cost savings of $180 million and an estimated $340 million during fiscal 2007 and 2008, respectively.  The majority of the restructuring activities involve employees in central and southern Europe with certain aspects of the restructuring subject to negotiation with employee works councils.  Additionally, certain restructured activities will be centralized or transitioned to other locales requiring the transfer of knowledge.  If we fail to execute our restructuring plan and achieve the cost savings we have estimated our margins and profitability will be materially and adversely affected.

19.	Our performance on contracts on which we have partnered with third parties may be adversely affected if the third parties fail to deliver on their commitments.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Owned properties as of March 30, 2007	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Austin, Texas	203,000	General Office
Newark, Delaware	176,000	Computer and General Office
Taastrup, Denmark	147,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	136,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	101,000	General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	80,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Hong Kong, China	74,000	General Office
Jacksonville, Illinois	60,000	General Office
Singapore	46,000	General Office
Turnbridge, United Kingdom	43,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	83,000	General Office

Leased properties as of March 30, 2007
Washington, D.C. area	2,679,000	Computer and General Office
Texas	819,000	Computer and General Office
India	726,000	Computer and General Office
Australia & other Pacific Rim locations	672,000	General Office
Germany	632,000	General Office
England	588,000	Computer and General Office
Ohio	584,000	General Office
New Jersey	401,000	General Office
Tennessee	381,000	General Office
Denmark	374,000	General Office
California	350,000	General Office
Florida	311,000	General Office
New York	295,000	General Office
Connecticut	287,000	General Office
Georgia	285,000	General Office
Delaware	262,000	General Office
France	232,000	General Office
Illinois	226,000	General Office
Sweden	214,000	General Office
Alabama	211,000	General Office
Massachusetts	203,000	General Office
Various other U.S. and foreign locations	2,528,000	Computer and General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2008 through 2018.

Item 3. Legal Proceedings

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  During 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees’ insureds for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney’s fees and costs.  The Company is vigorously defending itself against the allegations.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute which also involves billings for continued services and counterclaim allegations by Sears of contract breaches is expected to be resolved pursuant to negotiations or legal and arbitration proceedings. As of March 30, 2007, the Company’s investment in net assets associated with the Agreement was approximately $80 million. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

The Company has converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling in excess of $1 billion on two U.S. Federal contracts.  Included in current assets on the Company’s balance sheet is approximately $820 million of unbilled accounts receivable and deferred costs related to the contracts.  CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions.  The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  The Company believes it has a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claims accruing but not being recognized.  Settlement of the amounts depends on individual circumstances, negotiations with the parties and prosecution of the claims; we are unable to predict the timing of resolution of these claims.

Several shareholders of the Company have filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors. These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Year First Elected as An Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Michael W. Laphen*	56	2001	Indefinite	President and Chief Executive Officer	None
Michael E. Keane	51	2006	Indefinite	Vice President and Chief Financial Officer	None
Hayward D. Fisk	64	1989	Indefinite	Vice President, General Counsel and Secretary	None
Harvey N. Bernstein	60	1988	Indefinite	Vice President, Global Legal Compliance & Assistant Secretary	None
Donald G. DeBuck	49	2001	Indefinite	Vice President and Controller	None
Thomas R. Irvin	58	2004	Indefinite	Vice President and Treasurer	None
Paul T. Tucker	59	1997	Indefinite	Vice President, Corporate Development	None
* Director of the Company

Business Experience of Officers

Michael W. Laphen joined the Company in 1977 and was elected President and Chief Executive Officer effective May 22, 2007.  He was named a director of the Company in February 2007.  He previously served as President and Chief Operating Officer.  He was Vice President from August 2001 to April 2003.  He was President of the European Group from August 2000 to March 2003. Previous positions within the Company include President of the Federal Sector—Civil Group (1998-2000), and President of Systems Group—Integrated Systems Division (1992-1998).

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

As of May 25, 2007 the number of registered shareholders of Computer Sciences Corporation’s common stock was 8,441. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through May 25, 2007.

	2007				2006		2005
Calendar Quarter	High		Low		High	Low	High	Low
1st	56.25		50.38		59.09	48.01	56.51	44.03
2nd	59.13	*	51.55	*	60.39	48.26	48.87	42.31
3rd					53.80	46.23	47.60	43.49
4th					54.13	47.48	59.90	44.25

* Through May 25, 2007

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to review by the Board of Directors. Under the Company’s most restrictive covenant requirement, $4,250.6 million of retained earnings was available for cash dividends at March 30, 2007.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 30, 2007 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
December 29, 2006 to January 26, 2007				2,991,766
January 27, 2007 to February 23, 2007	170	54.69		2,991,766
February 24, 2007 to March 30, 2007				2,991,766

(1)
The Company accepted 170 shares of its common stock in the fourth quarter ended March 30, 2007 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended March 30, 2007)

Indexed Return (2002 = 100)

	Return 2003	Return 2004	Return 2005	Return 2006	Return 2007	CAGR
CSC Common Stock	-35.86%	24.44%	11.42%	22.30%	-6.16%	0.41%
S&P 500 Index	-24.76%	35.12%	6.69%	11.73%	11.83%	6.27%
Goldman Sachs Technology Services Index	-44.16%	36.27%	3.06%	21.75%	7.42%	0.51%

Assumes $100 invested on April 1, 2002 in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the Goldman Sachs Technology Services Index.  Indexed amounts and return percentages assume a March 31 fiscal year end.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
In millions except per-share amounts	March 30, 2007	March 31, 2006	April 1, 2005	April 2, 2004	March 28, 2003
		As Restated (1)(2)	As Restated (2)	As Restated (2)	As Restated (2)

Total Assets	$13,730.5	$13,021.7	$12,603.2	$11,752.8	$10,356.7
Debt:
Long-term	1,412.2	1,376.8	1,303.0	2,306.4	2,204.7
Short-term	51.9	56.6	78.4	52.9	249.9
Current maturities	41.8	28.7	7.3	7.2	24.7
Total	1,505.9	1,462.1	1,388.7	2,366.5	2,479.3
Stockholders' equity	5,885.5	6,505.4	6,314.2	5,367.6	4,469.7
Working capital	1,446.8	1,923.6	1,670.6	1,894.7	1,406.2
Property and equipment:
At cost	5,612.9	5,367.9	5,520.3	4,988.9	4,131.2
Accumulated depreciation and
amortization	3,073.8	3,047.8	3,154.9	2,818.9	2,152.6
Property and equipment, net	2,539.1	2,320.1	2,365.4	2,170.0	1,978.6
Current assets to current liabilities	1.3:1	1.4:1	1.4:1	1.6:1	1.5:1
Debt to total capitalization	20.4%	18.4%	18.0%	30.6%	35.7%
Book value per share	$33.96	$34.74	$33.02	$28.57	$23.93
Stock price range (high)	60.39	59.90	58.00	47.00	50.10
(low)	46.23	42.31	38.07	26.52	24.30

(1)	See the "Explanatory Note" immediately preceding Part I, Item 1 and Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The Selected Financial Data for March 31, 2006, April 1, 2005, April 2, 2004 and March 28, 2003 have been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact, the correction of errors relating to the accounting for income taxes and the recognition of revenue for the sale of licenses for a software product, as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K.

Five-Year Review (Continued)

	March 31, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated

Total Assets	$13,029.6	$(34.4)	$25.3	$1.2		$13,021.7
Debt:
Long-term	1,376.8					1,376.8
Short-term	56.6					56.6
Current maturities	28.7					28.7
Total	1,462.1					1,462.1
Stockholders' equity	6,771.9	(24.0)	25.3	(267.2)	$(0.6)	6,505.4
Working capital	2,164.8	(3.3)		(237.3)	(0.6)	1,923.6
Property and equipment:
At cost	5,367.9					5,367.9
Accumulated depreciation and
amortization	3,047.8					3,047.8
Property and equipment, net	2,320.1					2,320.1
Current assets to current liabilities	1.5:1			(0.1):1		1.4:1
Debt to total capitalization	17.8%	0.1	(0.1)	0.6		18.4%
Book value per share	36.16	(0.13)	0.14	(1.43)		34.74
Stock (high)	59.90					59.90
Stock (low)	42.31					42.31

	April 1, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated

Total Assets	$12,633.9	$(55.4)	$20.6	$4.1		$12,603.2
Debt:
Long-term	1,303.0					1,303.0
Short-term	78.4					78.4
Current maturities	7.3					7.3
Total	1,388.7					1,388.7
Stockholders' equity	6,494.7	(38.2)	20.6	(162.3)	$(0.6)	6,314.2
Working capital	1,811.9	(2.0)		(138.7)	(0.6)	1,670.6
Property and equipment:
At cost	5,520.3					5,520.3
Accumulated depreciation and
amortization	3,154.9					3,154.9
Property and equipment, net	2,365.4					2,365.4
Current assets to current liabilities	1.5:1			(0.1):1		1.4:1
Debt to total capitalization	17.6%	0.1	(0.1)	0.4		18.0%
Book value per share	33.97	(0.20)	0.11	(0.86)		33.02
Stock (high)	58.00					58.00
Stock (low)	38.07					38.07

Five-Year Review (Continued)

	April 2, 2004
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated

Total Assets	$11,804.0	$(74.3)	$20.0	$3.1		$11,752.8
Debt:
Long-term	2,306.4					2,306.4
Short-term	52.9					52.9
Current maturities	7.2					7.2
Total	2,366.5					2,366.5
Stockholders' equity	5,503.7	(51.1)	20.0	(105.0)		5,367.6
Working capital	1,974.1	3.4		(82.8)		1,894.7
Property and equipment:
At cost	4,988.9					4,988.9
Accumulated depreciation and
amortization	2,818.9					2,818.9
Property and equipment, net	2,170.0					2,170.0
Current assets to current liabilities	1.6:1					1.6:1
Debt to total capitalization	30.1%	0.2	(0.1)	0.4		30.6%
Book value per share	29.30	(0.27)	0.11	(0.57)		28.57
Stock (high)	47.00					47.00
Stock (low)	26.52					26.52

	March 28, 2003
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated

Total Assets	$10,433.2	$(92.4)	$13.5	$2.4		$10,356.7
Debt:
Long-term	2,204.7					2,204.7
Short-term	249.9					249.9
Current maturities	24.7					24.7
Total	2,479.3					2,479.3
Stockholders' equity	4,606.4	(63.5)	13.5	(86.7)		4,469.7
Working capital	1,475.3	1.9		(71.0)		1,406.2
Property and equipment:
At cost	4,131.2					4,131.2
Accumulated depreciation and
amortization	2,152.6					2,152.6
Property and equipment, net	1,978.6					1,978.6
Current assets to current liabilities	1.5:1					1.5:1
Debt to total capitalization	35.0%	0.3	(0.1)	0.5		35.7%
Book value per share	24.66	(0.34)	0.07	(0.46)		23.93
Stock (high)	50.10					50.10
Stock (low)	24.30					24.30

Five-Year Review (Continued)

	Fiscal Year
In millions except per-share amounts	2007	2006	2005	2004	2003
		As Restated (1)(2)	As Restated (1)(2)	As Restated (2)	As Restated (2)
Revenues	$14,856.6	$14,639.0	$14,080.0	$13,468.5	$11,167.6
Costs of services (excludes depreciation and amortization)	11,817.8	11,724.0	11,320.1	10,834.2	8,931.7
Selling, general and administrative	916.4	862.5	856.7	804.6	696.2
Depreciation and amortization	1,073.6	1,091.8	1,051.0	966.0	799.7
Interest, net	125.7	80.1	143.3	162.3	136.1
Special items	316.1	77.3	28.6	22.7	1.3
Total costs and expenses	14,249.6	13,835.7	13,399.7	12,789.8	10,565.0
Income before taxes	607.0	803.3	680.3	678.7	602.6
Taxes on income	218.2	332.2	236.0	218.4	185.9
Income from continuing operations	$388.8	$471.1	$444.3	$460.3	$416.7
Basic earnings per common share, continuing operations	$2.21	$2.54	$2.34	$2.46	$2.42
Diluted earnings per common share, continuing operations	$2.16	$2.51	$2.31	$2.44	$2.41
Average common shares outstanding	176.263	185.693	189.575	187.273	172.317
Average common shares outstanding assuming dilution	179.733	187.984	191.936	188.648	173.147

Notes:

Fiscal 2007 special items represent charges related to the restructuring and a true-up of an impairment charge related to the termination of the Nortel Networks contract offset by a gain from the redemption of Dyncorp International preferred stock.

Fiscal 2006 special items represent charges related to the termination, per an agreement made with Nortel Networks, of the Company’s services for certain information technology outsourcing activities, see Note 7 to the consolidated financial statements. Fiscal 2005 special items represent charges related to the early retirement of debt. Fiscal 2004 and 2003 special items relate to exit and disposal activities.

No dividends were paid by CSC during the five years presented.

The consolidated financial statements included in Item 8 of this Annual Report present income from discontinued operations, the gain on sale of discontinued operations, and the cumulative effect of a change in accounting principle.

(1)	See the "Explanatory Note" immediately preceding Part I, Item 1 and Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The Selected Financial Data for fiscal years 2006, 2005, 2004 and 2003 have been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact, the correction of errors relating to the accounting for income taxes and the recognition of revenue for the sale of licenses for a software product, as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of the Form 10-K.  The following table presents the effects of these adjustments made to the Company’s previously reported Selected Financial Data for these periods:

Five-Year Review (Continued)

	Fiscal Year 2006
		Adjustments
In millions except per-share amounts	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$14,615.6	$23.4				$14,639.0
Costs of services (excludes depreciation and amortization)	11,719.8		$4.3		$(0.1)	11,724.0
Selling, general and administrative	842.2		16.3	$4.0		862.5
Depreciation and amortization	1,091.8					1,091.8
Interest, net	63.4			16.7		80.1
Special items	77.3					77.3
Total costs and expenses	13,794.5		20.6	20.7	(0.1)	13,835.7
Income from continuing operations before taxes	821.1	23.4	(20.6)	(20.7)	0.1	803.3
Taxes on income	244.1	9.3	(5.4)	84.2		332.2
Income from continuing operations	577.0	14.1	(15.2)	(104.9)	0.1	471.1
Basic	$3.11	$0.08	$(0.08)	$(0.57)		$2.54
Diluted	$3.07	$0.08	$(0.08)	$(0.56)		$2.51
Average common shares outstanding	185.693					185.693
Average common shares outstanding assuming dilution	187.695		0.289			187.984

	Fiscal Year 2005
		Adjustments
In millions except per-share amounts	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$14,058.6	$21.4				$14,080.0
Costs of services (excludes depreciation and amortization)	11,315.1		$3.9		$1.1	11,320.1
Selling, general and administrative	807.8		4.5	$44.4		856.7
Depreciation and amortization	1,051.0					1,051.0
Interest, net	140.7			2.6		143.3
Special items	28.6					28.6
Total costs and expenses	13,343.2		8.4	47.0	1.1	13,399.7
Income from continuing operations before taxes	715.4	21.4	(8.4)	(47.0)	(1.1)	680.3
Taxes on income	219.0	8.5	(1.1)	10.1	(.5)	236.0
Income from continuing operations	496.4	12.9	(7.3)	(57.1)	(.6)	444.3
Basic	$2.62	$0.07	$(0.04)	$(0.31)		$2.34
Diluted	$2.59	$0.07	$(0.04)	$(0.31)		$2.31
Average common shares outstanding	189.575					189.575
Average common shares outstanding assuming dilution	191.799		0.137			191.936

Five-Year Review (Continued)

	Fiscal Year 2004
		Adjustments
In millions except per-share amounts	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$13,447.9	$20.6				$13,468.5
Costs of services (excludes depreciation and amortization)	10,828.2		$6.0			10,834.2
Selling, general and administrative	793.7		8.1	$2.8		804.6
Depreciation and amortization	966.0					966.0
Interest, net	160.6			1.7		162.3
Special items	22.7					22.7
Total costs and expenses	12,771.2		14.1	4.5		12,789.8
Income from continuing operations before taxes	676.7	20.6	(14.1)	(4.5)		678.7
Taxes on income	200.5	8.1	(5.2)	14.0	1.0	218.4
Income from continuing operations	476.2	12.5	(8.9)	(18.5)	(1.0)	460.3
Basic	$2.54	$0.07	$(0.05)	$(0.10)		$2.46
Diluted	$2.52	$0.07	$(0.05)	$(0.10)		$2.44
Average common shares outstanding	187.273					187.273
Average common shares outstanding assuming dilution	188.704		(0.056)			188.648

	Fiscal Year 2003
		Adjustments
In millions except per-share amounts	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$11,162.3	$5.3				$11,167.6
Costs of services (excludes depreciation and amortization)	8,934.9		$(3.2)			8,931.7
Selling, general and administrative	699.5		(3.3)			696.2
Depreciation and amortization	799.7					799.7
Interest, net	134.3			1.8		136.1
Special items	1.3					1.3
Total costs and expenses	10,569.7		(6.5)	1.8		10,565.0
Income from continuing operations before taxes	592.6	5.3	6.5	(1.8)		602.6
Taxes on income	164.1	2.1	2.5	17.2		185.9
Income from continuing operations	428.5	3.2	4.0	(19.0)		416.7
Basic	$2.49	$0.02	$(0.02)	$(0.07)		$2.42
Diluted	$2.48	$0.02	$(0.02)	$(0.07)		$2.41
Average common shares outstanding	172.317					172.317
Average common shares outstanding assuming dilution	173.119		0.028			173.147

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note:  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed in Note 2 in the Notes to Consolidated Financial Statements.

GENERAL

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended March 30, 2007. There are three primary objectives of this discussion:

1)	to provide a narrative explanation of the consolidated financial statements, as presented through the eyes of management;
2)	to enhance the disclosures in the consolidated financial statements and footnotes, providing context within which the consolidated financial statements should be analyzed; and
3)	to provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the key business drivers, economic and industry factors, fiscal 2007 highlights and fiscal 2008 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2005 to 2007, describing the factors affecting revenue on a consolidated and reporting segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity position and available capital resources.

Critical Accounting Estimates—discusses accounting policies that require critical judgments and estimates.

OVERVIEW

The Company’s primary service offerings are outsourcing and I/T and professional services. Outsourcing activities include operating all or a portion of a customer’s technology infrastructure and applications, and business process outsourcing. I/T and professional services include systems integration, consulting and other professional services and software systems sales and related services. CSC provides these services to customers in the Global Commercial and North American Public Sector markets. On a geographic basis, CSC provides services to Global Commercial customers in the United States, Europe and other international locations. Operations in Australia, Asia and Canada generate substantially all revenue within Other International.

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

The North American Public Sector market is also highly competitive and has unique characteristics. All U.S. government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed. Shifting priorities of the U.S. government can also impact the future of projects. The Company recognized the U.S. government’s increased priorities on defense and homeland security programs and has focused business development efforts in these areas. Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

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

Readers should be cautioned that Days Sales Outstanding (DSO), free cash flow and ROI are not GAAP measures, and the Company’s definition of such measures may differ from other companies. Therefore, such measures may not be comparable to those of other companies.  CSC thinks these non-GAAP financial measures provide useful information to investors regarding the Company’s financial condition and results of operations as they provide another measure of the Company’s performance and ability to service its debt.  CSC calculates DSO as follows: Total receivables at quarter-end divided by revenue-per-day. Revenue-per-day equals total revenues for the quarter divided by the number of days in the fiscal quarter. Free cash flow is equal to the sum of 1) operating cash flows, 2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities and 3) capital lease payments. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest and special items and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity.

Fiscal 2007 Highlights

Significant events during fiscal 2007 include:

•	Revenues rose 1.5%, though declined 0.3% on a constant currency basis.

•
The Company recorded a special pretax restructuring charge of $333.4 million ($272.4 after tax or $1.52 per share) and a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•
Legal and other costs associated with the stock option investigation, including costs incurred to obtain debt covenant waivers and employee income taxes related to the stock option investigation were $22.3 million ($15.7 million after tax or 9 cents per share).

•	Income from continuing operations, including the restructuring charge, was $388.8 million compared to $471.1 million for the prior year a decline of 17.5%.

•
Continuing earnings per share, after special charges, were down 14%. The fiscal 2007 special charge of $1.46 per share, as compared to the prior year special charge of 26 cents per share, adversely impacted earnings per share from continuing operations compared to prior year by 40.3%.

•
Announced contract awards of $16.9 billion with new North American Public Sector awards of $7.7 billion, and new Global Commercial awards totaling $9.2 billion, an increase of 40% in announced awards from the prior year.

•
The Company entered into two accelerated share repurchase transactions during the year.  In the first quarter of fiscal 2007 the Company acquired and retired 9.3 million shares of outstanding common shares for $500 million and during the second quarter the Company acquired and retired an additional 7.1 million shares for $500 million.

•
Free cash flow of $671.5 million increased $208.6 million from $462.9 million in fiscal 2006, including $207.2 million disbursed for restructuring activities, as well as approximately $190 million deferred income recognition and delayed payments on capital expenditures the magnitude of which are not representative of the Company’s ongoing cash flow trends. (1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principles (GAAP) financial measure:

	Fiscal Year Ended
(in millions)	March 30, 2007	March 31, 2006	April 1, 2005
Free cash flow	$671.5	$462.9	$493.9
Net cash used in investing activities	872.7	1,124.0	595.4
Proceeds from redemption of preferred stock	126.5
Acquisition, net of cash acquired	(134.3)	(44.1)	(20.5)
Business dispositions	2.8	.5	819.1
Capital lease payments	39.4	8.0	6.7
Sale of available-for-sale securities			46.9
Net cash provided by operating activities	$1,578.6	$1,551.3	$1,941.5

Capital lease payments and proceeds from the sale of property and equipment (included in investing activities) are included in the calculation of free cash flow. Prior periods have been adjusted to conform with this presentation.

•	DSO was 94 days at year-end versus 87 days at the end of the prior year.

•	Debt-to-total capitalization ratio was 20.4% at year-end, an increase of 2.0% points from the prior year ratio.

•	ROI from continuing operations was 9.6% for the year a 2.1% point improvement from prior year.

The Company’s significant wins during fiscal 2007 included the following:

Global Commercial:

•	United Kingdom National Health Service ($3.7 billion),

•	Blue Scope Steel ($378 million),

•	TDC ($330 million), and

•	UKvisas ($275 million).

North American Public Sector:

•	U.S. Army Program Executive Office for Enterprise Information Systems ($2.0 billion),

•	U.S. Agency for International Development ($800 million),

•	U.S Air Force Expeditionary Combat Support System ($378 million),

•	New York Department of Health ($276 million), and

•	U.S. Department of Health and Human Services ($243 million).

These multi-year awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s North American Public Sector activities.

The limited revenue growth, a decline on a constant currency basis, in the Global Commercial sector and the decrease in awards during the first half of fiscal 2007 reflect, in part, the impact on the Company’s ability to secure new awards as a result of the Company’s evaluation of strategic initiatives during the first part of the fiscal 2007 as well as the general trend in the industry towards smaller scope and/or shorter term outsourcing contracts.  The majority of new awards for the Global Commercial sector, with the exception of the National Heath Service award, were awarded during the last half of the fiscal year.  The North American Public Sector continued to win a share of U.S. federal government contracts as its total contract awards for fiscal 2007 increased by 30% from the previous fiscal year with contract awards from the Department of Defense continuing to lead the way. Currency shifts during fiscal 2007 favorably impacted revenue and largely offset declines in constant currency revenue in Europe.

The Company’s growth in prior years has created a broad, long-term global revenue base across numerous customers, industries, geographic regions and service offerings with approximately 79% of CSC’s revenues derived from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.   This revenue base provides the Company with a relatively stable base of revenue during periods when contract awards may slow or the market for certain services softens.

A reduction in working capital was the result of an increase in payables and deferred income which was partially offset by increases in receivables and prepaid expenses as well as an increase in cash paid for taxes and cash paid for restructuring activities.  The net effect was a modest increase in cash flow from operations for fiscal 2007.  The increase in deferred income, approximately $340 million, is not expected to recur at a similar amount during fiscal 2008.  Cash out-flow for investing activities declined from prior year as a result of lower levels of investment in outsourcing contracts and equipment.  Contributing to the decline, the Company exited fiscal 2007 with capital expenditures unpaid and reflected in accounts payable of approximately $110 million in excess of usual levels of such activity.  These purchases will be reported as fiscal 2008 outflows.  Outflows for financing activities reflect the Company’s acquisition and retirement of 16.4 million shares of outstanding common stock during fiscal 2007.

Fiscal 2008 Commentary

As a leading federal contractor and one of the top I/T service providers to the U.S. federal government, CSC’s North American Public Sector is well-positioned to benefit from continued demand for I/T services in this market. The U.S. federal government is one of the world’s largest I/T services consumers, and its spending is expected to continue to increase during the upcoming year in order to improve technologies in the areas of defense, homeland security and civil agency modernization. While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects its broad I/T and outsourcing capabilities to be viewed favorably by the U.S. federal government.

Global Commercial market awards during the fourth quarter of fiscal 2007 were the highest quarterly total during the past two fiscal years. This reversed the trend of the four quarters preceding the fourth quarter of fiscal 2007 which were adversely impacted by the market’s response to the Company’s consideration of strategic alternatives.  A key success for the Company was the award of two additional regions for the implementation of a record keeping system for the United Kingdom’s National Health Service.  The awards for commercial engagements during the fourth quarter of fiscal 2007 rebounded, and the pipeline of future prospects is showing some growth. The Company has been and will continue to be selective in new business pursuit opportunities given the focus on margin expansion and increasing return on investment. With respect to discretionary spending and project work, Central and Southern Europe continue to show areas of soft demand, and demand in North America for consulting and systems integration did not show significant improvement, while price pressures continue. While the future demand for outsourcing services is not known with certainty, the long-term nature of major outsourcing engagements allows CSC to benefit from a certain level of continuity. Growth during fiscal 2008 in Global Commercial revenue from new business awarded during fiscal 2007 is expected to be tempered by the continued demand for offshore services and the resulting pressure on prices.  During fiscal 2007, the Company’s Global Commercial segment’s revenue was favorably impacted by currency fluctuations in Europe and Other International regions. The Company cannot forecast with certainty future movement in currency exchange rates or its impact on operating results.

Other trends the Company expects for fiscal 2008 are as follows:

•
Revenue for the North American Public Sector for fiscal 2008 will benefit from its $9.2 billion of announced awards.  This represents a $2.2 billion increase in awards during fiscal 2007.  The North American Public Sector is expected to continue to grow at or above the revenue growth rate for fiscal 2007.  The Company expects Global Commercial revenue growth to be tempered by the previous softness in new contract awards during the later part of fiscal 2006 and first half of fiscal 2007.  In addition, adjustments of billing rates to industry benchmarks for certain significant outsourcing contracts awarded during fiscal 2005 and 2006, as these contracts mature, may also temper revenue growth for the Global Commercial segment.  The demand for offshore services is expected to continue to increase as customers seek to lower costs and will present opportunity as well as temper revenue growth in Europe as well as the U.S. Commercial market.

•
The Company has identified and expects to pursue $29.4 billion of federal opportunities that will be awarded in fiscal 2008, plus an additional $17.3 billion during fiscal 2009. The Company expects to win a share of these awards.

•
Cash flow from operations for fiscal 2008 is expected to decrease slightly from the $1,578.6 million for fiscal 2007.  Fiscal 2008 operating cash flow is expected to be adversely impacted by a decline in deferred income.

•
Cash outflow from investing activities is expected to increase from fiscal 2007 levels primarily as a result of investment in computers and related equipment in the U.S. Commercial and North American Public Sector and for capital assets acquired in fiscal 2007 but paid for during fiscal 2008.

The Company’s overall short-term financial objectives include:

1.	Successfully launch the new contracts won during fiscal 2007.

2.	Manage ongoing engagements to maximize revenue and margins.

3.	Successfully close and integrate the acquisition of Covansys Corporation.

4.	Effectively manage working capital and capital investment.

5.	Maintain appropriate investment base turnover rates and operating margins, with particular emphasis on the new business, in order to improve return on investment.

6.	Pursue the current pipeline of commercial and North American Public Sector opportunities and win a proportionate share.

7.	Continue execution of the restructuring plan begun in fiscal 2007.

The Company has recently defined and begun implementing a comprehensive growth strategy.  This strategy is based upon a detailed assessment of the market place as well as input from current and potential customers.  To implement the strategy, the Company launched Project Accelerate, which is comprised of five (5) key growth initiatives.

The five growth initiatives and the benefits the Company believes Project Accelerate offers to its key stakeholders are:

•
Focus on enhancing industry-specific offerings and value proposition to clients.  The Company is investing significantly to offer differentiated business solutions that combine technology, intellectual property, and industry expertise to improve its clients’ business results.  The Company is focused on developing high value, technology-enabled business solutions, consulting services, and business process outsourcing offerings for the following key verticals: Financial Services; Healthcare; Manufacturing, including Aerospace & Defense; Public Sector; Chemical, Energy & National Resources; and Technology/Consumer.

•
Focus on aggressively growing and leveraging its India capabilities.  The Company has launched an India Direct Sales channel to address customers’ needs for pure offshore services and to compete directly against low cost, offshore IT providers.  The Company has been making and will continue to make investments to build out its India delivery capabilities for remote infrastructure management, application services, and business process offerings.  Its pursuit and pending acquisition of Covansys Corporation signifies the Company’s commitment to expanding offshore selling and delivery capabilities in India.  When this acquisition closes, the Company will have more than 14,000 employees in India, and India will be its second largest country of employment.

•
Focus on further expanding its global footprint.  The Company currently operates in more than 55 countries and serves some of the world’s largest global companies.  It delivers to the world from around the world.  Consequently, the Company is continuing its commitment to world sourcing as an important value component of its global delivery model.  It will continue to offer clients the mix of on-shore, near-shore and offshore services most appropriate to their needs.  The Company is particularly focused on expanding capabilities in Asia, Latin America, and Eastern Europe, in addition to India.

•
Focus on commercial outsourcing and further strengthen the Company’s ability to deliver the services its clients require consistently and seamlessly across their global enterprise.  Also, the Company is investing to win a higher share of mid-size deals – those having total contract values between $50 and $350 million by launching a dedicated sales team and enhancing delivery capabilities to address this large and growing market segment.

•
Focus on the North American Public Sector market.  The Company will build on an established market position by enhancing its offerings to core markets and investing in selected higher growth sub-segments such as identity management and credentialing, health services, and logistics and transportation.  Additionally, the Company will look to expand the work it does for the public sector in Canada and to build upon its success with the U.S. federal government in the pursuit of selected state and local growth opportunities.

These five initiatives will be supported by a disciplined acquisition strategy.  This acquisition approach is focused on vertical markets and core delivery capabilities, directed towards higher growth and margin businesses and strictly aligned with the priorities of Project Accelerate.

This strategy is global in scope and focused on proactively addressing the needs of the Company’s markets and clients.  The Company believes Project Accelerate has attractive benefits for all its key stakeholders.

-	For clients, the strategy will help us continue to evolve to meet their needs and drive improved business value to them.
-	For employees, the strategy is designed to provide exciting professional growth opportunities globally.
-
For shareholders, the strategy will help us provide a more clear vision and roadmap going forward, which will target revenue growth and the cash flows and ROI required to enhance overall shareholder returns.  This strategy is designed to balance our portfolio across public sector, business solutions, and outsourcing services offerings over time.

RESULTS OF OPERATIONS

Revenues

Revenues for the Global Commercial and North American Public Sector segments (see Note 16 to the consolidated financial statements) for fiscal 2007, fiscal 2006 and fiscal 2005 are as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Amount	Percent Change	Amount	Percent Change	Amount
			As Restated		As Restated
U.S. Commercial	$3,872.9	(4.3)%	$4,047.7	5.1%	$3,851.1
Europe	4,146.3	(.7)	4,176.8	(3.4)	4,325.7
Other International	1,487.1	9.3	1,360.5	10.9	1,227.3
Global Commercial sector	9,506.3	(.8)	9,585.0	1.9	9,404.1
North American Public sector	5,350.3	5.9	5,054.0	8.1	4,675.9
Corporate
Total	$14,856.6	1.5	$14,639.0	4.0	$14,080.0

The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2007 vs. Fiscal 2006	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		(4.3)%	(4.3)%
Europe	5.2%	(5.9)	(.7)
Other International	3.3	6.0	9.3
Global Commercial sector	2.7	(3.5)	(.8)
North American Public sector		5.9	5.9
Corporate
Total	1.8	(.3)	1.5

Fiscal 2006 vs. Fiscal 2005	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		5.1%	5.1%
Europe	(3.5)%	.1	(3.4)
Other International	2.5	8.4	10.9
Global Commercial sector	(1.3)	3.2	1.9
North American Public sector		8.1	8.1
Corporate
Total	(.8)	4.8	4.0

Fiscal 2007 revenue growth from Department of Defense contracts in the North American Public Sector and growth in Other International operations helped offset the impact of 1) terminated commercial contracts with Nortel Networks and Sears, 2) the impact of a decline in commercial awards during fiscal 2006 and early 2007 in U.S. Commercial and Europe operations and 3) reduced scope on an intelligence agency program. The decline in Global Commercial revenue for fiscal 2007 of 0.8% (a decline of 3.5% in constant currency) was the result of terminated engagements in U.S. Commercial operations and reductions in scope on a number of contracts in Europe offset by growth in our Australian and Asia operations.  Other International operations benefited from growth on existing business as a result of successful recompete efforts on contracts in Australia and additional project work on contracts in Asia. The North American Public Sector revenue growth benefited from growth on existing programs, contracts awarded during fiscal 2007 and from the acquisition, in the third quarter, of an identity management and credentialing business.  These positive factors offset the effects of programs with reduced scopes as noted above.

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

Global Commercial

Revenue from Global Commercial declined in fiscal 2007 compared to the prior year with revenue 0.8% below prior year and on a constant currency basis 3.5% below prior year.  Declines in new contract awards during fiscal 2006 and the early 2007, the termination of certain U.S. Commercial contracts, declines in revenue from mature contracts in Europe and continued soft demand for consulting and systems integration offerings were partially offset by growth in Australia and Asia.

U.S. Commercial revenues decreased $175 million for fiscal 2007, or 4.3%. The decline was primarily the result of the termination of the Sears, Roebuck & Co and Nortel Networks contracts, which combined contributed an additional $205 million of revenue in the prior year.  These declines were partially offset by revenue growth on existing outsourcing contracts.  Revenue in the consulting and systems integration business was unchanged from the prior year as the increase in demand for these services in the prior year did not carry forward into fiscal 2007. No significant new contracts contributed to growth in U.S. Commercial business for fiscal 2007.

During fiscal 2007 Europe revenues decreased $31 million or 0.7% and on a constant currency basis decreased $246 million or 5.9% from the prior year.  Growth from outsourcing and I/T and professional services engagements with U.K. National Health Service and Public Sector Scandinavia combined for $58 million in revenue growth and favorable currency effects, which contributed $214 million, were offset by revenue declines as a result of reductions in the scope of work for certain outsourcing engagements of $155 million in Northern Europe, the termination of the Nortel Networks contract, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

Other International revenues increased $127 million or 9.3%, 6.0% in constant currency, during fiscal 2007. Australian operations contributed $84 million of revenue growth attributable to a professional staffing business, a major outsourcing contract and success in winning a number of recompete contracts during fiscal 2007.  This growth was offset somewhat by the expiration of a government contract. Asia contributed $59 million in revenue growth attributable to additional work on various outsourcing engagements.  This growth was offset somewhat by a decline in revenue from Canada operations, primarily as a result of the termination of the Nortel Networks contract.

 During fiscal 2006 revenue from Global Commercial grew 1.9% or 3.2% in constant currency. New major engagements contributed approximately $483 million to Global Commercial’s revenue growth for fiscal 2006. These engagements, although primarily for outsourcing services, include other I/T and professional services as well. Revenue from existing engagements declined for fiscal 2006 as growth in U.S. consulting and systems integration services and in Other International was offset by lower billing rates on a contract extension, reduced volume on certain contracts, the termination and wind-down of certain contracts such as Nortel Networks, Sears, and JPMorgan Chase and a decline in software license sales.

U.S. Commercial revenues increased $197 million for fiscal 2006, or 5.1%. The growth was primarily from outsourcing contracts awarded during fiscal 2005 and growth in the consulting and systems integration business. New contracts contributing to the growth were Sun, Ascension Health, Textron and Aon which when combined, contributed $279 million to revenue growth for fiscal 2006. This revenue growth and the contribution from U.S. consulting and systems integration were partially offset by reduced volumes and billing rates on certain significant outsourcing contracts and the termination of significant outsourcing contracts with Nortel Networks and JPMorgan Chase. The Company’s contract with Sears, Roebuck & Co. for outsourcing services, which was terminated during fiscal 2006, provided $131 million of revenue during fiscal 2006.

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

During fiscal 2006 Europe revenues decreased $149 million or 3.4% though were essentially unchanged on a constant currency basis. Growth from new outsourcing and I/T and professional services engagements with U.K. National Health Service, Zurich Financial Services and Renault of $184 million was offset by unfavorable currency movements of approximately $152 million, reduced scope of work on certain outsourcing engagements, reduced billing rates on a contract extension, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

North American Public Sector

The Company’s North American Public sector revenues were derived from the following sources:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$3,593.8	6.7%	$3,368.9	15.8%	$2,909.8
Civil agencies	1,600.1	3.6	1,544.3	(4.3)	1,612.9
Other (1)	156.4	11.1	140.8	(8.1)	153.2
Total North American Public Sector	$5,350.3	5.9	$5,054.0	8.1	$4,675.9

(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the North American Public sector segment.

North American Public Sector revenue growth for fiscal 2007 was 5.9% with revenue up $296 million to $5,350.3 million. The revenue growth was the result of new business awarded during fiscal 2007 and 2006, increases on existing Department of Defense contracts and the acquisition in the third quarter of an identity management and credentialing business. This growth was partially offset by reductions in funding for one other significant program as funds were redirected to other Department of Defense programs.  The North American Public Sector continued to win significant new business during fiscal 2007 with announced new U.S. federal contract awards of $9.2 billion versus $7.1 billion for fiscal 2006 and $7.0 billion for fiscal 2005.

Department of Defense revenue increased $225 million or 6.7% to $3,593.8 million for fiscal 2007. Growth was the result of increased demand for equipment procurement and installation services for the U.S. Army, a program to provide engineering support services to the U.S. Army’s Aviation and Missile Command, an increase in scope for a program to provide mission support services,  a new program to provide engineering logistics and business operations services to the U.S. Army, management services for certain intelligence services, a program to provide flight simulation services to the U.S. Army and the acquisition of an identity management and credentialing business in the third quarter.  These new programs, tasking and acquisition provided approximately $292 million in revenue growth for fiscal 2007.  This growth was partially offset by funding shortfalls on an intelligence services program as funds were redirected to other programs and revenue declined $70 million on this program.

Civil agencies revenue increased $56 million or 3.6% versus fiscal 2006, as a result of increased activity on a contract with the Federal Aviation Administration, and I/T engineering and management services contract with the EPA as well as growth in consulting services provided to various agencies.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $156 million for fiscal 2007, an increase of $16 million from the prior year. This increase was the result of achievement of milestones on a project with a foreign government to provide information technology services.  This increase was partially offset by a reduction in revenue on a contract with the New York Department of Health where the contract evolved from system development to run and maintain and system enhancement work.

For fiscal 2006 North American Public Sector revenue growth was 8.1% with revenue up $378 million to $5,054 million. The revenue growth was driven by new business awarded during fiscal 2006 and 2005 and increases on existing Department of Defense contracts. This growth was partially offset by the completion of the development phase on a state contract and reduced scope on a small number of significant programs. The North American Public Sector continued to win significant new business during fiscal 2006 with announced new U.S. federal contract awards of $7.1 billion versus $7.0 billion for fiscal 2005 and $5.0 billion for fiscal 2004.

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

For fiscal 2006 Civil agencies revenue was down $69 million or 4.3% versus fiscal 2005, driven by the reduction in scope for a significant project with the Internal Revenue Service. The impact of the scope reduction on this project was approximately $72 million. New tasking on projects for the National Aeronautics and Space Administration (NASA) offset scope reductions and the completion of other programs.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $141 million for fiscal 2006, down $12 million. The decrease was the result, primarily, of a reduction of effort on a contract with the New York Department of Health. This was offset somewhat by a project with a foreign government to provide information technology services.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
	2007	2006	2005	2007	2006	2005
		As Restated	As Restated
Costs of services (excludes depreciation and amortization)	$11,817.8	$11,724.0	$11,320.1	79.5%	80.1%	80.4%
Selling, general and administrative	916.4	862.5	856.7	6.2	5.9	6.1
Depreciation and amortization	1,073.6	1,091.8	1,051.0	7.2	7.5	7.5
Interest expense, net	125.7	80.1	143.3	.8	.5	1.0
Special items	316.1	77.3	28.6	2.1	.5	.2
Total	$14,249.6	$13,835.7	$13,399.7	95.9%	94.5%	95.2%

The Company substantially matches revenues and costs in the same currency. Therefore, foreign currency did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of offshore support and therefore may be exposed to additional margin fluctuations.

Costs and expenses as a percentage of revenue for fiscal 2007 increased 1.4% points to 95.9% from 94.5% for fiscal 2006 primarily as a result of costs incurred from restructuring activities which contributed 2.4% to the total cost ratio.   The cost of services ratio decreased as a result of restructuring activities during fiscal 2007 and cost management while the depreciation and amortization ratio decreased as a result of the termination of the Nortel Networks and Sears contracts both of which were capital intensive contracts.  The selling, general and administrative (SG&A) expense ratio increased as a result of 1) professional fees and employee taxes to be paid by the Company as a result of the stock option investigation, and 2) the SG&A portion of additional compensation expense incurred as a result of the adoption of SFAS No. 123R during fiscal 2007.  The interest expense ratio increased as a result of financing a repurchase of shares with commercial paper, an increase in interest expense related to income taxes and an increase in assets under capital leases.

Costs and expenses as a percentage of revenue for fiscal 2006 improved .7% points to 94.5% from 95.2% for fiscal 2005 with most ratios improved or unchanged from the prior year. The cost of services ratio decreased as a result of cost management and certain revenue settlements for which the associated costs were recorded in a prior period. The interest expense ratio decreased primarily as the result of the retirement of $1 billion of term debt during March 2005. These decreases were offset by the impairment charge and loss on sale of equipment due to the termination of portions of the Nortel Networks contract recorded as a special item in fiscal 2006.

Costs of Services

Costs of services as a percentage of revenue decreased .6% points to 79.5% for fiscal 2007 as a result of a decrease in the Global Commercial ratio of 1.2% points to 75.7% and a .1% point decrease in the North American Public Sector ratio to 86.2%.  Improvements in the cost of services ratio for the Global Commercial segment were primarily in the outsourcing business in the United States and Asia, as a result of cost savings initiatives, restructuring activities and the termination of low margin contracts.

The Global Commercial cost of services ratio for fiscal 2007 benefited from reductions in the ratio in U.S. Commercial operations, where the ratio improved 2.1% points as a result of cost savings initiatives during the past year, the transfer of certain tasks to lower cost regions for certain contracts, and the termination of low margin contracts.  The ratio for Other International operations improved 1.6% points as Asia benefited from restructuring activities.  These improvements in the cost of services ratio for Other International were partially offset by significant revenue growth from a low margin professional staffing business in Australia.  Europe, where the ratio decreased .7% points, benefited from reductions in the cost of services ratio as a result of the transfer of certain tasks to lower cost regions, the impact of restructuring activities on the ratio in the consulting and systems integration activities and a reduction in management bonuses.  These reductions in expense were somewhat offset by higher costs on certain outsourcing engagements.

The North American Public Sector ratio for fiscal 2007 benefited from the impact of an adverse estimate to complete incurred on a state project in the prior year and a revenue increase on this contract during the current year as a result of the client extending the contract.  These changes combined for .4% points favorable impact to the ratio for fiscal 2007.  This favorable impact was partially offset by an adverse cost incurred for contracts with the IRS of .2% points during fiscal 2007.  These changes, combined, had a .1% point favorable impact on the overall cost of services ratio.

Costs of services as a percentage of revenue decreased .3% points to 80.1% for fiscal 2006 as a result of a decrease in the Global Commercial ratio of .2% points to 76.9% and a .4% points decrease in the North American Public Sector ratio to 86.3%. The ratio for fiscal 2006 benefited, as noted below, from cost of services amounts carried at the Corporate level for fiscal 2005 which included $24 million of accrued cost related to the settlement of an overtime pay class action lawsuit.

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

The North American Public Sector ratio for fiscal 2006 benefited from increased margins for certain time and materials contracts on subcontractor work and materials and cost containment on a fixed unit price contract. The year over year comparison also benefited .2% points from unfavorable adjustments during fiscal 2005 on certain programs for which recovery of costs was not probable. These factors were somewhat offset by an adverse estimate to complete incurred on a state project impacting the ratio by approximately (.1%) point.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses as a percentage of revenue increased .3% points to 6.2% for fiscal 2007 primarily as a result of additional compensation expense due to the incremental impact of the adoption of SFAS No. 123(R) and the legal expenses related to the investigation by the Securities and Exchange Commission and the Department of Justice into the Company’s stock option granting practices.  These items had a .3% point net unfavorable impact on the expense ratio for fiscal 2007.  The pretax incremental stock option expense recorded in SG&A as a result of the adoption of SFAS No. 123(R) was approximately $14.2 million ($10.0 million net of taxes) and the pre-tax legal and related expenses related to the stock option investigation, including employee taxes to be paid by the company, were approximately $22.3 million ($15.7 million net of tax).  The comparison of the fiscal 2007 ratio to the prior year ratio benefited from a one-time adverse impact to the prior year ratio for a provision for doubtful accounts, as noted below, which had a .1% point impact on the expense ratio for fiscal 2006.  The allocation of the SFAS No. 123(R) and legal expenses, noted above, for fiscal 2007 resulted in an increase in the North American Public Sector expense ratio of .5% points and an increase in the Global Commercial ratio of .2% points.

Selling, general and administrative (SG&A) expenses of 5.9% as a percentage of revenue for fiscal 2006 decreased .2% points from the prior year primarily as a result of a decrease in income tax penalties as compared to prior year of approximately $40 million partially offset by additional compensation expense of $16.4 million (approximately $12.1 million net of taxes).  The decrease in the ratio was the result of a decrease in the ratio for the corporate segment as a result of the decrease in tax penalties partially offset by an increase in the ratio for the North American Public Sector of .5% points. The North American Public Sector ratio increase was attributable to increased expenses in the new business development area and increased management and bid and proposal costs. The Global commercial ratio was essentially flat to the prior year as improvements in the ratio from savings in new business selling costs due to fewer significant new business opportunities and a reduction in general and administrative costs was offset by the increase in compensation costs as a result of the restatement noted above and the adverse impact of a pre-tax $18 million provision for doubtful accounts related to negotiations with an outsourcing customer regarding certain contract provisions.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of revenue decreased .3% points to 7.2% during fiscal 2007.  The expense ratio improved in both the North American Public Sector and in Global Commercial. The decrease in the expense ratio was the result of revenue growth and a decline in depreciation and amortization expense to $1,073.6 million for fiscal 2007.  This decline was the result of an approximately $20 million decrease in depreciation expense for fiscal 2007 due primarily to the termination and disposal of the related assets for the Sears contract and a shift in the mix of the assets in Australia toward longer lived assets.  The North American Public Sector ratio decreased by .2% points as depreciation and amortization expense was held flat and revenue increased by 5.9%.  The Global Commercial ratio decreased .2% point due to the reduction in expense noted above while revenues were essentially flat to the prior year.

Depreciation and amortization expense of $1,091.8 million for fiscal 2006 represents 7.5% of revenue and was unchanged from the ratio of 7.5% for fiscal 2005. Improvement in the North American Public Sector ratio was offset by an increase in the Global Commercial ratio. The North American Public Sector ratio decreased by .1% point predominantly due to decreases in amortization of certain intangibles acquired in the Dyncorp acquisition. The Global Commercial ratio increased as a result of significant upfront capital investment for outsourcing contracts awarded during fiscal 2005 and 2004 in Europe and Asia and capital refreshes necessary on some existing contracts, offset by lower levels of capital investment for U.S. commercial operations due to the termination of the Nortel and Sears contracts and a favorable mix variance from Australian operations due to revenue growth in non-capital intensive business lines.

Interest Expense and Interest Income

The increase in interest expense for fiscal 2007 of $54.3 was the result, primarily, of three factors: 1)  the use of  commercial paper to finance the accelerated share repurchase transactions (see Note 11 in the Notes to Consolidated Financial Statements) which increased interest from commercial paper by $19.7 million for fiscal 2007, 2) an increase in equipment under capital leases, particularly in the North American Public Sector, resulted in an increase in interest expense of $13.0 million, and 3) interest accrued related to income taxes and income tax contingency items of $18.7 million (see Note 2 in the Notes to Consolidated Financial Statements).  Interest income increased approximately $8.7 million for fiscal 2007 as a result of an increase in interest income from tax refund items, interest income from a partnership and interest on cash balances in Asia and Canada.  These increases offset the loss of dividend income from the DynCorp International 13% preferred stock which was redeemed during the first quarter of fiscal 2007.  The result of the increase in interest expense and interest income was an increase in net interest expense of $34 million and an increase in the interest expense ratio of .2% points.

The decrease in interest expense for fiscal 2006 compared to fiscal 2005 was due to lower average debt levels during fiscal 2006 as the result of the retirement of $1 billion of term debt during March 2005. The interest savings from the retirement of the term debt was somewhat offset by an increase in interest expense for income taxes, capitalized leases and short-term borrowings for working capital needs in Europe. The combination of these factors resulted in a reduction in interest expense of $38.5 million. In addition, interest income, including dividend income from the DynCorp International 13% preferred stock, increased approximately $24.7 million for fiscal 2006 resulting in a .6% improvement in the net interest expense ratio. During May 2006, the Company received approximately $169 million from DynCorp International for the redemption of the preferred stock and payment of cumulative dividends of approximately $22.5 million.

Special Items

Special items totaling $316.1 million were recorded during the year ended March 30, 2007, and consisted of:  (1) a  $333.4 million restructuring charge (see discussion below), (2) a $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

Workforce reductions of approximately 4,400 employees occurred in fiscal 2007, and an additional 1,100 reductions are planned for fiscal 2008. Termination-related charges of $294.3 million were recorded in fiscal 2007. Other, primarily vacant space-related costs, of $39.1 million were also recorded during the year, net of an $11.6 million gain on the sale of a data center facility. All but approximately $.1 million of the restructuring charge was incurred in the Global Commercial reporting segment. Additional restructuring charges of not more than $110 million are expected to be incurred in fiscal 2008.

The restructuring plan generated savings of approximately $180 million in fiscal 2007 and is expected to result in savings of $340 million in fiscal 2008. Approximately 97% of the savings comes from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs. Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce. Savings will also be impacted by certain transitional costs as new offshore staff are trained while outgoing staff are still on the payrolls. Such transitional costs were under $10 million in fiscal 2007 and expected to be under $2 million in fiscal 2008.

A majority of the planned headcount reductions (3,000 in fiscal 2007 and 500 in 2008) were scheduled to take place in Europe.  Approximately 1,100 and 500 positions were to be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions were planned headcount increases in certain lower cost regions of approximately 1,400 and 700 employees in fiscal 2007 and 2008, respectively.  As of March 30, 2007, approximately 4,400 separations have been completed (approximately one-sixth due to attrition), with 3,000 in Europe, 1,100 in North America and the remainder in Australia and Asia.  Approximately 2,100 new hires occurred in lower cost regions during the full year ended March 30, 2007, including replacements of some of the 4,400 reductions as well as for previously-planned and on-going business activities.

The Company’s strategy in Europe has been to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations were also necessary in certain countries to attain targeted reductions. Outside of Europe, terminations have been predominantly involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts.

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

Restructuring-related pre-tax cash payments of approximately $207.2 million were made in fiscal 2007 (excluding $25.8 million cash proceeds received from sale of a data center) and are estimated to be approximately $195 million for fiscal 2008.  Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2007 activity (in millions):

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments (2)	Other (3)	Restructuring liability as of March 30, 2007
Workforce reductions	$294.3	$(6.8)	$(201.7)	$7.7	$93.5
Other	39.1	6.3	(5.5)	1.0	40.9
Total	$333.4	$(0.5)	$(207.2)	$8.7	$134.4

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of a data center facility.
(2)	Excludes $25.8 million cash proceeds received from sale of a data center facility.
(3)	Foreign currency translation adjustments.

During fiscal 2006 Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities under the outsourcing agreement between Nortel and the Company. As a result of the termination of these services the Company recorded a non-cash special charge of $52.0 million in the second quarter of fiscal 2006 to write down outsourcing contract costs and certain equipment associated with the contract to their estimated fair value. The Company recorded an additional charge in the fourth quarter of fiscal 2006 of $25.3 million to write down the remaining assets to fair value, recognize a loss on the assets sold to Nortel under the terms of the termination settlement, record severance costs for those employees who were not hired by Nortel or redeployed within the Company and record costs associated with terminating the contract for a total charge of $77.3 million ($48.3 million after tax) or 26 cents per share.

During the fourth quarter of fiscal 2005 the Company recorded a charge of $29.5 million for premium payments and the write down of deferred financing costs and interest discount related to the early redemption of $1 billion of term debt. The Company elected to make this early redemption and incur the charges as it had available cash and these debt issues carried interest rates above current prevailing rates. See Note 10 to the consolidated financial statements for further description. The debt redemption charge was partially offset by the reversal in the fourth quarter of previously recorded facility restructuring accruals of $.9 million. The combined special items had a $0.10 per share impact on earnings per share and a .2% net impact on the Company’s profit margin in fiscal 2005.

Taxes

The provision for taxes on continuing operations as a percentage of pre-tax earnings was 35.9%, 41.4% and 34.7% for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The decrease in the effective tax rate during fiscal 2007 as compared to fiscal 2006 was the result of lower state tax and additional credits in fiscal 2007, partially offset by higher foreign effective tax rates.  The Company’s income tax expense for fiscal 2007 includes a reduction for a change in estimate in the amount of approximately $24 million of research and development credits available to be claimed by the Company for years prior to fiscal 2007.  As a result of these factors, the effective tax rate for fiscal 2007 declined 5.5% percentage points from fiscal 2006.  The increase in fiscal 2006 income tax expense compared to fiscal 2005 was primarily the result a reduction in tax contingency recorded in fiscal 2005 which did not recur in fiscal 2006.  See Note 8 to the consolidated financial statements for further discussion of income taxes.

Discontinued Operations

Income from discontinued operations net of taxes was $61.3 million and $313.8 million, respectively, for fiscal years 2006 and 2005.  Income from discontinued operations during fiscal 2006 included the gain on sale of Health Plan Solutions of $22.9 million and the gain from the working capital adjustment for the sale of DynCorp International of $38.4 million. The Company received $65.5 million par value preferred stock for the working capital adjustment and recorded taxes of $20.7 million and a valuation allowance of approximately $6.5 million against the preferred stock. Income from discontinued operations during fiscal 2005 includes the net after tax gain on the sale of DynCorp International of $228.8 million or approximately $1.19 per share. In fiscal 2005, proceeds from the sale included $775 million of cash and $75 million of par value preferred stock. Discontinued operations for fiscal 2005 included the operations of DynCorp International, sold during the fourth quarter of fiscal 2005, and the operations of Health Plan Solutions which was classified as held for sale as of April 1, 2005 and sold during the first quarter of fiscal 2006.

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

Earnings Per Share and Share Base

Earnings per share from continuing operations for fiscal 2007 as compared to fiscal 2006 decreased $0.35 to $2.16. Earnings per share from continuing operations for fiscal 2007 were adversely impacted by special charges of $1.46 per share and favorably impacted by a decrease in the average share base of 8.3 million shares from fiscal 2006. This decline in the share base was the result of the Company’s acquisition and retirement of 16.4 million shares through two accelerated share repurchase transactions with 9.3 million shares acquired during the first quarter and 7.1 million shares acquired during the second quarter of fiscal 2007.  See Note 11 to the consolidated financial statements for further discussion of these transactions.  This reduction to the share base was partially offset by option exercises during the past twelve months and an increase in common stock equivalents of 1.2 million for fiscal 2007.

Earnings per share from continuing operations increased $0.20 to $2.51 for fiscal 2006. Earnings per share from continuing operations for fiscal 2006 were adversely impacted by special charges of $0.26 per share and a decrease in income from continuing operations and favorably impacted by a decline in the average share base of 4.1 million shares for fiscal 2006. This decline in the share base was driven primarily by the Company’s acquisition of 7.13 million treasury shares in the HPS exchange which reduced weighted average shares outstanding by 6.6 million shares for fiscal 2006. This reduction was partially offset by employee stock option exercises during fiscal 2006. Common stock equivalents declined slightly on a year over year basis.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net cash from operations	$1,578.6	$1,551.3	$1,941.5
Net cash used in investing	(872.7)	(1,124.0)	(595.4)
Net cash used in financing	(955.5)	(150.7)	(900.6)
Effect of exchange rate changes on cash and cash equivalents	9.0	3.8	2.0
Net increase (decrease) in cash and cash equivalents	(240.6)	280.4	447.5
Cash and cash equivalents at beginning of year	1,290.7	1,010.3	562.8
Cash and cash equivalents at end of year	$1,050.1	$1,290.7	$1,010.3

Historically, the majority of the Company’s cash and cash equivalents have been provided from operating activities and this trend continued during fiscal 2007 as operating activities generated an additional $27 million in cash compared to the prior year or $1.6 billion in net cash during fiscal 2007.  Cash generated from operations during fiscal 2007 was the result of factors with significant, but opposing, impacts on cash flow, including cash outflows to fund the restructuring plan and cash inflows from advanced customer payments.  Factors impacting working capital during the year include:

•	During fiscal 2007 cash payments for restructuring activities were $181 million; net of $26 million from the sale of assets related to the restructuring, during fiscal 2007

•
During fiscal 2007 the Company’s billed trade accounts receivables and unbilled receivables increased approximately $223 million and $229 million, respectively. The increase in trade receivables was across both the North American Public Sector and the Global Commercial segments.  The increase in unbilled receivables related primarily to contracts in Europe and U.S. federal contracts.  This compares to an increase in unbilled receivables of approximately $184 million and a minimal increase in trade accounts receivable during fiscal 2006. The fiscal 2007 increase in trade accounts receivable and unbilled receivables contributed to an increase in DSO to 94 days at the end of fiscal 2007 from 87 days at the end of last year.

•
The Company’s investment in deferred costs and work in progress related to certain contracts increased approximately $231 million during fiscal 2007 compared to an increase of $262 million in the prior year.  The majority of the increase relates to the UK National Health Service contract.

•
Accounts payable and accrued expenses combined increased $532 million for fiscal 2007 compared to a decrease of $50 million for fiscal 2006. The increase in the balance for fiscal 2007 was the result of the timing of payments for accounts payable, which included an increase of approximately $110 million of capital expenditure payables, an increase in accrued expenses for restructuring activities and activity on contracts.

•
The Company made payments for taxes of $304.8 million and $147.9 million for fiscal 2007 and 2006, respectively.  The Company projects cash payments for taxes to remain at fiscal 2007 levels for 2008; however, resolution of tax contingencies could have a significant impact on cash tax payments.

•
Advanced payments received from customers increased approximately $270 million during fiscal 2007, primarily as a result of the achievement of billing milestones on a significant development effort for a foreign government client.  Such balances partially offset the Company’s significant investment in this project.  This compares to a decrease in advanced payments from customers for fiscal 2006 as a result of the winding down of a contract and lower advanced payments on another contract as it transitioned out of the start-up phase.

The Company has submitted 16 Requests for Equitable Adjustment (REAs) totaling in excess of $1 billion on two U.S. Federal contracts. Included in current assets on the Company’s balance sheet is approximately $820 million of unbilled accounts receivable and deferred costs related to the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs. The Company believes it has a legal basis for pursuing recovery of these REAs and that collection is probable. Settlement of the amounts depends on individual circumstances and negotiations with the parties and we are unable to predict the timing of resolution of the REAs.

The Company’s capital investments principally relate to purchases of computer equipment and purchases and development of software, and deferred outsourcing contract costs that have supported the Company’s expanding Global Commercial operations in prior years. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract’s acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets (premium). The absence of significant new outsourcing contract awards during the latter part of fiscal 2006 and fiscal 2007 resulted in a reduction in investing cash outflows for computer equipment and related facilities costs and for outsourcing contract costs.  These reductions in cash outflows were partially offset by cash outflows for the acquisition of an identity management and credentialing business (see Note 4 in Notes to Consolidated Financial Statements) and an increase in cash outflows for purchase and development of software as a result of software purchases in Europe, primarily for the National Health Service contract.

While increasing new business will typically require higher overall capital investments, the mix of the new business will also impact the level of capital. The growth in U.S. federal awards during fiscal 2006 limited the growth in overall capital investment in fiscal 2007 as U.S. federal contracts typically require lower levels of initial investment when compared with similar commercial outsourcing contracts. This is expected to continue during fiscal 2008 but is expected to be tempered somewhat by revenue resulting from an increase in commercial contract awards during the fourth quarter of fiscal 2007, as well as the payment for capital expenditures incurred during fiscal 2007 of approximately $110 million.

Dispositions of investments in businesses have from time to time generated investing cash flows for the Company.  During the fourth quarter of fiscal 2005 the disposition of DynCorp International generated $775 million in cash proceeds. As discussed below the Company used these proceeds to reduce debt levels during that quarter.

As described above, historically a majority of the Company’s capital investments have been funded by cash from operations. Fiscal 2007 continued to reflect this trend; however, the Company has increased its use of capital leases to finance certain equipment purchases related to long term contracts with total capital lease obligations of $152 million as of March 30, 2007. The Company funded the acquisition and retirement of outstanding shares from two accelerated share repurchase transactions during fiscal 2007 with approximately $600 million of commercial paper and cash on hand.  The commercial paper was redeemed during fiscal 2007 using cash generated from operating activities.  During fiscal 2006 the Company financed its capital investments primarily with cash generated from operations.  Financing cash flows for fiscal 2005 reflected the Company’s use of the proceeds from the sale of DynCorp International to redeem $1.0 billion of term debt during the fourth quarter of fiscal 2005. Cash outflows to redeem the term debt included $27.8 million of early redemption premiums.  At year-end fiscal 2007 and 2006, there was no outstanding commercial paper, a result of cash generated from operations.

Partially offsetting the financing cash out flows were cash proceeds from the exercise of employee stock options during fiscal 2007 and 2006 of $94.8 million and $101.1 million, respectively.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,050.1 million at March 30, 2007, $1,290.7 million at March 31, 2006, and $1,010.3 million at April 1, 2005. During fiscal 2007, equity decreased $619.9 million primarily as a result of the Company’s repurchase of outstanding shares through two accelerated share repurchase transactions and the adoption SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), which required the recognition of an additional unfunded pension obligation of $705.1 million ($476.5 million net of taxes) on the balance sheet.  The Company’s total unfunded pension obligation was $801.7 million at March 30, 2007.  In prior years, the unfunded pension obligation would have been disclosed in the notes to the financial statements.  Current year earnings of $388.8 million, the exercise of employee stock options for $94.8 million and an increase in the foreign currency translation adjustment of $248.3 million partially offset these reductions.

At the end of fiscal 2007, CSC’s ratio of debt to total capitalization was 20.4%, up from the ratio at the end of fiscal 2006 of 18.4%, and from 18.0% at the end of fiscal 2005. The increase in the debt ratio was primarily the result of the decrease in equity due to the share repurchases and the impact of the adoption of SFAS No. 158 as discussed above.  The Company’s debt to total capitalization ratio of 20.4% is expected to rise in fiscal 2008 as a result of financing the announced acquisition of Covansys Corporation as well as financing the repurchase of up to $1 billion of outstanding common stock under a Rule 10b5-1 purchase plan.  The capitalization ratio may also be impacted during fiscal 2008 by the need to finance other suitable investments the Company may identify or other significant capital requirements that may arise.

Dollars in millions	2007	2006	2005
		As Restated	As Restated
Debt	$1,505.9	$1,462.1	$1,388.7
Equity	5,885.5	6,505.4	6,314.2
Total capitalization	$7,391.4	$7,967.5	$7,702.9
Debt to total capitalization	20.4%	18.4%	18.0%

The Company purchased and retired approximately 16.4 million outstanding common shares through two accelerated share repurchase transactions for $1 billion during fiscal 2007.  The first transaction was an accelerated share repurchase agreement for 9.3 million shares for an initial purchase price of $500 million, or $54 per share, subject to adjustment.  The second transaction was a collared share repurchase agreement under which the Company acquired 7.1 million shares for $500 million.  The number of shares is subject to adjustment upon final determination of the price per share subject to the terms of the collar.  For the collared share repurchase agreement the Company has no further obligation and may receive additional shares depending on the final price per share.  These transactions were financed through available cash on hand and the issuance of approximately $600 million of commercial paper which has subsequently been redeemed.

The Company’s sources of liquidity include cash, commercial paper and committed and uncommitted lines of credit. Short-term borrowings are principally used to supplement operating cash flow in funding working capital requirements.

At March 30, 2007, the Company had a committed line of credit providing $1 billion of long-term commercial paper backup which expires on August 23, 2011. If the Company were unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under this committed line of credit. This line of credit has the option of being drawn at a Base Rate, a Eurodollar Rate or a bid option rate. The line requires the Company to 1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; 2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to exceed 3.00 to 1.00; and 3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. For further details on this agreement please see Exhibit 10.23, which is incorporated by reference to this Annual Report. As of March 30, 2007 the Company’s total liquidity was approximately $2,050 million which included cash and cash equivalents and marketable securities of $1,050.1 million and availability under the syndicated backstop credit facility of $1 billion. As of March 30, 2007, the Company had no borrowings under this credit facility and was in compliance with all terms of the agreement.

At March 30, 2007, the Company had $51.9 million of short-term borrowings and $1.45 billion of long-term debt. As further described in Note 10 to the consolidated financial statements, commercial paper is classified as short-term borrowings. The Company had no outstanding commercial paper as of March 30, 2007.

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

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 15 to the consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. The Company has previously issued $600 million worth of term debt from the shelf registration, leaving $900 million of shelf available for additional securities.  As a result of the delay in filing its second and third quarter Form 10-Q’s during fiscal 2007 the Company will not be able to utilize the available shelf registration to issue additional securities until April of 2008.  There can be no assurances the Company will be able to issue debt with acceptable terms.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 30, 2007:

Dollars in millions	Fiscal 2008	Fiscal 2009	Fiscal 2010 & thereafter	Total
Performance guarantees:
Surety bonds	$22.4	$2.4		$24.8
Letters of credit	366.1	186.2	$10.1	562.4
Standby letters of credit	72.0	1.0		73.0
Foreign subsidiary debt guarantees	543.9		23.2	567.1
Total	$1,004.4	$189.6	$33.3	$1,227.3

See Note 10 to the notes to consolidated financial statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of March 30, 2007:

Dollars in millions	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt		$499.4	$498.5	$297.8	$1,295.7
Interest on fixed rate debt	$74.9	117.1	76.1	13.7	281.8
Capital lease obligations	41.5	36.5	16.7	57.1	151.8
Bank debt	51.9				51.9
Operating leases	302.1	397.8	199.9	125.6	1,025.4
Minimum purchase obligations	435.3	313.4	53.8		802.5
Other long-term liabilities	.3	3.4	2.7	.1	6.5
Total	$906.0	$1,367.6	$847.7	$494.3	$3,615.6

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

The above excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be zero in some years. Funding is determined based on a review of benefit obligations and plan assets as well as various regulatory requirements including ERISA and Cost Accounting Standards (CAS) applied to U.S. government contracts. While there are certain minimum contribution requirements, CSC may elect to increase the level of funding of contributions based on a number of factors including performance of pension investments, changes in workforce composition and the ability to recover costs on cost reimbursable contracts. During fiscal 2008, the Company expects to make contributions of approximately $240 million to pension and postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2008 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 12 to the notes to consolidated financial statements for further discussion.

Fiscal 2007 Company contributions amounted to $248.8 million. These fiscal year contribution figures may differ from those in Note 12 to the notes to consolidated financial statements due to the use of a December 31st measurement date in that note.

Dividends and Redemption

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to review by the Board of Directors.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Our significant accounting policies are described in Note 1 to the consolidated financial statements under “Summary of Significant Accounting Policies.” The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the types of estimates made are for contract-specific issues.  Changes to estimates or assumptions on a specific contract could result in a material adjustment to the consolidated financial statements.

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

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting, which is less than seven percent of the Company’s revenues, the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Our management regularly reviews project profitability and the underlying estimates.

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

Estimates used to determine income tax expense

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

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

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by Statement of Financial Accounting Standards (SFAS) No. 87, as amended by SFAS No. 158 for fiscal 2007, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return, for all plans, on plan assets utilized for the fiscal 2007 pension plan valuations was 7.7% compared to 7.8% used in fiscal 2006. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $16 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2007 pension plan valuations was 5.3% compared to 5.6% used for fiscal 2006. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $40 million, or increased it by approximately $52 million, respectively. Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time. For CSC, positive market returns for fiscal 2006 and fiscal 2007 caused actual pension plan asset returns to exceed those expected. Declining discount rates over the past several years, which resulted in higher calculated benefit obligations, served to partially offset or more than offset the positive impact of the asset returns for fiscal 2005 and fiscal 2006, respectively.

For fiscal 2007, SFAS No. 158 requires recognition of a pension obligation if the fair value of plan assets is less than the projected benefit obligation (PBO) at the end of the year.  For fiscal 2006, SFAS No. 87 requires recognition of a minimum pension obligation if the fair value of plan assets is less than the accumulated benefit obligation (ABO) at the end of the year.  At the end of fiscal 2007, a number of our pension plans had PBOs in excess of the fair value of their respective plan assets, thus requiring the recognition of additional pension obligations.  The effect of this adjustment and the annual measurement was to increase pension liability by $403.5 million, decrease intangible assets by $16 million, decrease non-current asset by $87.4 million, and increase accumulated comprehensive loss by $539.7 million ($376.0 million net of taxes).  Based on future plan asset performance and interest rates, additional charges to equity might be required.

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

During fiscal 2007, 38.2% of the Company’s revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.82% or $567.9 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.82% or $567.9 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $8.3 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At March 30, 2007, the Company had approximately $914.1 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $51.9 million of non-U.S. dollar borrowings.

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.  In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.  As a result of this material weakness in internal control over the accounting for income taxes, material errors in income tax expense and related liabilities and deferred tax assets occurred in fiscal 2007 and prior years which resulted in restatements, as described in Note 2 to the consolidated financial statements.   Accordingly, management has determined the Company’s internal control over financial reporting as of March 30, 2007 was not effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 50.

Date: June 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Computer Sciences Corporation (the Company) did not maintain effective internal control over financial reporting as of March 30, 2007, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment: there are insufficient knowledgeable and competent tax personnel and the Company’s processes and procedures for accounting for income taxes are inadequate for the Company’s size and complexity. As a result of this material weakness in the design of internal control over accounting for income taxes, material errors in income tax expense and related liabilities and deferred tax assets occurred in fiscal 2007 and prior years.   This deficiency results in a more than remote likelihood that a material misstatement to the Company’s income tax expense and related liabilities and deferred tax asset accounts in the annual or interim financial statements will not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 30, 2007 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 30, 2007 of the Company and our report dated June 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment on April 1, 2006 and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007.

DELOITTE & TOUCHE LLP
Los Angeles, California

June 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of March 30, 2007 and March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 30, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of March 30, 2007 and March 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, Note 12 and Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment on April 1, 2006 and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Los Angeles, California

June 13, 2007

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 30, 2007	March 31, 2006
		As Restated (1)
Current assets:
Cash and cash equivalents	$1,050.1	$1,290.7
Receivables, net of allowance for doubtful accounts of $58.0 (2007) and $68.4 (2006)	4,184.3	3,732.6
Prepaid expenses and other current assets	1,472.0	1,268.9
Total current assets	6,706.4	6,292.2
Investments and other assets:
Software, net of accumulated amortization of $830.3 (2007) and $732.4 (2006)	513.3	453.3
Outsourcing contract costs, net of accumulated amortization of $1,167.9 (2007) and $1,112.8 (2006)	1,029.5	1,175.3
Goodwill, net of accumulated amortization of $340.1 (2007) and $323.0 (2006)	2,505.2	2,306.3
Other assets	437.0	474.5
Total investments and other assets	4,485.0	4,409.4
Property and equipment—at cost:
Land, buildings and lease hold improvements	1,001.0	913.4
Computers and related equipment	4,189.7	4,039.9
Furniture and other equipment	422.2	414.6
	5,612.9	5,367.9
Less accumulated depreciation and amortization	3,073.8	3,047.8
Property and equipment, net	2,539.1	2,320.1
	$13,730.5	$13,021.7

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions	March 30, 2007	March 31, 2006
		As Restated (1)
Current liabilities:
Short-term debt and current maturities of long-term debt	$93.7	$85.3
Accounts payable	855.7	705.1
Accrued payroll and related costs	732.5	707.5
Other accrued expenses	1,799.3	1,442.7
Deferred revenue	1,025.5	634.3
Federal, state and foreign income taxes	752.9	793.7
Total current liabilities	5,259.6	4,368.6
Long-term debt, net of current maturities	1,412.2	1,376.8
Other long-term liabilities	1,173.2	770.9
Commitments and contingencies
Stockholders’ equity :
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 181,105,129 (2007) and 194,904,250 (2006)	181.1	194.9
Additional paid-in capital	1,876.3	1,882.0
Earnings retained for use in business	4,250.6	4,692.8
Accumulated other comprehensive income (loss)	(68.5)	106.8
	6,239.5	6,876.5
Less common stock in treasury, at cost, 7,787,140 (2007) and 7,653,655 shares (2006)	(354.0)	(347.1)
Unearned restricted stock		(24.0)
Stockholders’ equity, net	5,885.5	6,505.4
	$13,730.5	$13,021.7

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions (except per-share amounts)	March 30, 2007	March 31, 2006	April 1, 2005
		As Restated (1)	As Restated (1)
Revenues	$14,856.6	$14,639.0	$14,080.0
Costs of services (excludes depreciation and amortization)	11,817.8	11,724.0	11,320.1
Selling, general and administrative	916.4	862.5	856.7
Depreciation and amortization	1,073.6	1,091.8	1,051.0
Interest expense	175.2	120.9	159.4
Interest income	(49.5)	(40.8)	(16.1)
Special items	316.1	77.3	28.6
Total costs and expenses	14,249.6	13,835.7	13,399.7
Income from continuing operations before taxes	607.0	803.3	680.3
Taxes on income	218.2	332.2	236.0
Income from continuing operations	388.8	471.1	444.3
Income from discontinued operations, net of taxes			85.0
Gain on sale of discontinued operations, net of taxes		61.3	228.8
Discontinued operations, net of taxes		61.3	313.8
Cumulative effect of change in accounting principle, net of taxes		(4.3)
Net income	$388.8	$528.1	$758.1
Earnings per common share:
Continuing operations	$2.21	$2.54	$2.34
Discontinued operations		0.33	1.66
Cumulative effect of change in accounting principle		(0.02)
Basic*	$2.21	$2.84	$4.00
Continuing operations	$2.16	$2.51	$2.31
Discontinued operations		0.33	1.64
Cumulative effect of change in accounting principle		(0.02)
Diluted*	$2.16	$2.81	$3.95
______________
* Amounts may not add as a result of rounding.

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions (except per-share amounts)	March 30, 2007	March 31, 2006	April 1, 2005
		As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net income	$388.8	$528.1	$758.1
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation and amortization	1,162.0	1,187.5	1,145.5
Stock based compensation	58.7	32.9	18.4
Cumulative effect of change in accounting principle		4.3
Deferred taxes	(51.9)	129.4	142.9
Special items	2.3	77.3	28.6
Gain on dispositions, net of tax	(23.2)	(60.9)	(229.7)
Provision for losses on accounts receivable	5.5	28.7	10.7
Excess tax benefit from stock based compensation	(12.1)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(238.0)	(261.5)	(314.7)
Increase in prepaid expenses and other current assets	(324.8)	(193.4)	(400.2)
Increase (decrease) in accounts payable and accruals	348.2	(49.9)	493.5
Increase (decrease) in income taxes payable	(75.3)	72.6	98.9
Increase in deferred revenue	340.1	73.5	222.8
Other operating activities, net	(1.7)	(17.3)	(33.3)
Net cash provided by operating activities	1,578.6	1,551.3	1,941.5
Cash flows from investing activities:
Purchases of property and equipment	(685.9)	(826.9)	(855.2)
Outsourcing contracts	(112.7)	(242.5)	(416.5)
Acquisitions, net of cash acquired	(134.3)	(44.1)	(20.5)
Business dispositions	2.8	.5	819.1
Software	(154.2)	(151.1)	(205.1)
Other investing activities, net	211.6	140.1	82.8
Net cash used in investing activities	(872.7)	(1,124.0)	(595.4)
Cash flows from financing activities:
Borrowings under lines of credit	542.9	454.9	47.9
Repayment of borrowings under lines of credit	(564.4)	(477.3)	(25.8)
Principal payments on long-term debt	(40.8)	(8.5)	(7.4)
Redemption of debt			(1,025.2)
Proceeds from stock options, net of tax and other common stock transactions	94.8	101.1	107.8
Excess tax benefit from stock-based compensation	12.1
Repurchase of common stock	(1,000.0)
Acquisition of treasury stock		(227.7)
Other financing activities, net	(.1)	6.8	2.1
Net cash used in financing activities	(955.5)	(150.7)	(900.6)
Effect of exchange rate changes on cash and cash equivalents	9.0	3.8	2.0
Net increase (decrease) in cash and cash equivalents	(240.6)	280.4	447.5
Cash and cash equivalents at beginning of year	1,290.7	1,010.3	562.8
Cash and cash equivalents at end of year	$1,050.1	$1,290.7	$1,010.3

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Retained	Accumulated
			Additional	For Use	Other	Common	Unearned
In millions except shares in	Common Stock		Paid-In	in	Comprehensive	Stock in	Restricted
thousands	Shares	Amount	Capital	Business	Income (Loss)	Treasury	Stock	Total
		As Restated (1)	As Restated (1)	As Restated (1)			As Restated (1)	As Restated (1)
Balance as of April 2, 2004 as previously reported	188,294.0	$188.3	$1,539.2	$3,597.9	$198.4	$(19.2)	$(.9)	$5,503.7
Adjustments to opening shareholder's equity (1)			55.1	(191.3)				(136.2)
Balance at April 2, 2004 as restated (1)	188,294.0	188.3	1,594.3	3,406.6	198.4	(19.2)	(.9)	5,367.5
Comprehensive income:
Net income				758.1				758.1
Currency translation adjustment					94.3			94.3
Unfunded pension obligation					(37.7)			(37.7)
Unrealized loss on available for sale securities					(.1)			(.1)
Comprehensive income								814.6
Stock based compensation expense and option exercises	3,368.2	3.4	138.6			(.1)	(9.8)	132.1
Balance at April 1, 2005	191,662.2	191.7	1,732.9	4,164.7	254.9	(19.3)	(10.7)	6,314.2

Comprehensive income:
Net income				528.1				528.1
Currency translation adjustment					(169.6)			(169.6)
Unfunded pension obligation					14.2			14.2
Unrealized loss on available for sale securities					7.3			7.3
Comprehensive income								380.0
Acquisition of treasury stock						(327.8)		(327.8)
Stock based compensation expense and option exercises	3,242.1	3.2	149.1				(13.3)	139.0
Balance at March 31, 2006	194,904.3	194.9	1,882.0	4,692.8	106.8	(347.1)	(24.0)	6,505.4

Comprehensive income:
Net income				388.8				388.8
Currency translation adjustment					248.3			248.3
Unfunded pension obligation					58.8			58.8
Unrealized loss on available for sale securities					1.0			1.0
Reclassification adjustment for gains realized in net income					(6.9)			(6.9)
Comprehensive income								690.0
Acquisition of treasury stock						(6.9)		(6.9)
Stock based compensation expense and option exercises	2,603.0	2.6	146.9					149.5
Amortization and forfeitures of restricted stock							24.0	24.0
Repurchase common stock	(16,402.1)	(16.4)	(152.6)	(831.0)				(1,000.0)
Adjustment to initially apply FASB Statement No. 158, net of taxes					(476.5)			(476.5)
Balance at March 30, 2007	181,105.2	$181.1	$1,876.3	$4,250.6	$(68.5)	$(354.0)		$5,885.5
(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of Computer Sciences Corporation, its subsidiaries and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company.”  Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 – 50 percent ownership, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated.

Reclassification

Prior period amounts have been adjusted to conform to current year presentation.

The Company has reclassified pension plans which have asset balances from other long-term liabilities to other assets.  The reclassifications have been made to prior the period consolidated balance sheet to conform to the current year presentation.  As a result the Company’s March 31, 2006 balance sheet herein reflects an $86.3 reclassification of other long-term liabilities to other assets.  The balance sheet was the only financial statement impacted by this reclassification.

Prior year pension disclosure amounts have been restated to exclude a government plan which the Company has determined does not fall under SFAS No. 132(R) (as modified by SFAS No. 158), as the Company is not the plan sponsor.

Accounting Change

The Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R,” effective March 30, 2007.  This Statement requires recognition of the overfunded or underfunded status of single-employer defined benefit postretirement plans as assets or liabilities, respectively, on the balance sheet.  Changes to the funded status of the defined benefit plans are recognized in comprehensive income in the year in which the change occurs.  Changes in the funded status are measured based on the projected benefit obligation for pension plans and the accumulated benefit obligation for other postretirement plans.

SFAS No. 158 further requires that the funded status of a defined benefit plan be measured as of the Company’s fiscal year end balance sheet date.  This provision is effective for fiscal years ending after December 15, 2008.  The Company has not yet determined the impact of this change to its financial statements.

The provisions of SFAS No. 158 were applied prospectively as of March 30, 2007 with the exception of the measurement date provision which will be applied in fiscal 2009.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The impact of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of March 30, 2007 was as follows:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Other assets	$583.5	$(146.5)	$437.0
Total assets	13,877.0	(146.5)	13,730.5
Other accrued expense	1,783.3	16.0	1,799.3
Income taxes payable	981.5	(228.6)	752.9
Total current liabilities	5,472.2	(212.6)	5,259.6
Other long-term liabilities	630.6	542.6	1,173.2
Accumulated other comprehensive income	408.0	(476.5)	(68.5)
Total stockholders’ equity	6,362.0	(476.5)	5,885.5
Total liabilities and stockholders’ equity	13,877.0	(146.5)	13,730.5

On April 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment.”  The Company has adopted the modified prospective transition method and therefore has not restated the results of prior periods.  Under this method, the Company is required to recognize compensation expense equal to the fair value of partially vested share-based awards at April 1, 2006 over the remaining period of service, as well as the compensation expense for those share-based awards granted or modified on or after April 1, 2006.  The total stock-based compensation expense for awards issued on or after April 1, 2006 is recorded on a straight-line basis over the vesting period based on the grant-date fair values.  For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.  The fair values are estimated using the Black-Scholes-Merton option pricing model as discussed further below.  With respect to the income tax benefits associated with exercises of share-based payments, the Company has elected to adopt the alternative transition method as permitted by Financial Accounting Standards Board Staff Position (FSP) No. FAS 123(R)-3:  Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation expense under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations.  The Company disclosed in its prior financial statements certain pro forma net income and earnings per share information under SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In accordance with SFAS No. 123(R), the Company recognized $58.4 of stock-based compensation expense ($41.2 net of tax) for fiscal 2007.  Of this amount, $13.8 was charged to costs of services and $44.6 was charged to selling, general and administrative expense, respectively.  As a result of adopting SFAS No. 123(R), income from continuing operations before taxes for fiscal 2007 was $48.4 ($34.2 net of tax) lower than had the Company continued to account for share-based compensation under APB 25.  The impact on both basic and diluted earnings per share for the same period was $.19 per share.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The following pro forma table illustrates the impact on net income and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the years ended March 31, 2006 and April 1, 2005:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended April 1, 2005
	As Restated (1)	As Restated (1)
Net income,	$528.1	$758.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23.8	13.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34.3)	(38.7)
Pro forma net income	$517.6	$732.7
Earnings per share:
Basic – as reported	2.84	4.00
Basic – pro forma	2.79	3.86
Diluted – as reported	2.81	3.95
Diluted – pro forma	2.75	3.82

(1)	See Note 2, "Restatement of Consolidated Financial Statements

As indicated, the Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding.  Beginning April 1, 2006, the Company determined separate assumptions for the expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior.  This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. Government issued Treasury strips with a period commensurate with the expected term of the options.  In determining the overall risk-free interest rate, a range of interest rates from 4.11% to 4.96% was applied depending on the expected life of the grant.  Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility.  Historical volatility was based on the Company’s 10-year historical daily closing price.  Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of nine months and longer.  The range of volatility used for fiscal 2007 was 28% to 33%.  Forfeitures were estimated based on historical experience.

The weighted average fair values of stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005 were $16.67, $15.59 and $16.95 per share, respectively.  In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Risk-free interest rate	4.84%	3.73%	3.47%
Expected volatility	28%	41%	47%
Expected lives	4.09 years	3.87 years	3.67 years

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

For cost-reimbursable contracts, revenue is recorded at the time costs are incurred and associated fees are recognized when probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The sale of proprietary software licenses typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their fair value with the remainder allocated to the delivered software license element. Fair value is determined based on the price charged where each deliverable is sold separately. Revenue allocated to each element is recognized when 1) a written contract is executed, 2) the element has been delivered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. If significant customization is required, software licensing revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing the output method to measure progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred.

Client contracts may include the provision of more than one of CSC’s services. CSC adopted Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for all arrangements entered into or modified after July 4, 2003.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

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

For financial reporting purposes, the cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Outsourcing contract costs and credit information files are amortized on a straight-line basis.  Acquired intangible assets are amortized based on estimated undiscounted cash flow over the estimated life of the asset or on a straight line basis if cash flow cannot be reliably estimated.

Software Development Costs

The Company capitalizes costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products.  Amortization of capitalized software development costs is determined separately for each software product.  Annual amortization expense is calculated based on the greater of (a) the ratio of current gross revenues for each product to the total of current anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product.

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

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

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

Acquisition Accounting and Goodwill

Under acquisition accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually for each reporting unit. See Notes 4 and 5 for further discussion.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Marketable Securities

The Company classifies its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. During fiscal 2007 the Company recorded $2.3 ($1.7 after taxes) of unrealized gains related to available-for-sale securities as of March 30, 2007. Available-for-sale securities are included in Prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses.

During the first quarter of fiscal 2007 the Company redeemed the preferred stock received from the sale of DynCorp International for $168.6, $23.8 representing dividends receivable, resulting in a gain of $11.2 net of taxes of $7.1.

Income Taxes

Accounting for income taxes requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where, based on the weight of available evidence, it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is also subject to examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on deferred taxes and income tax liabilities and the adequacy of the provision for income taxes.

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments in cash equivalents purchased with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At March 30, 2007 and March 31, 2006, the Company had no outstanding material hedge contracts with respect to its foreign exchange or interest rate positions.

Capital expenditures acquired through capital lease obligations were $77.2 for the year ended March 30, 2007 and capital expenditures in accounts payable were $123.3 for the year ended March 30, 2007.  Previous year amounts were not material.

Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of outsourcing contract premiums of $88.3, $95.7 and $85.5 for fiscal years 2007, 2006 and 2005, respectively, which is reported as a reduction of revenue in the Consolidated Statements of Income.

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2007	2006	2005
Interest	$144.4	$95.1	$173.7
Taxes on income, net of refunds	304.8	147.9	49.3

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

Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of March 30, 2007 and March 31, 2006 the balance of currency translation adjustment included in AOCI was a deferred gain of $431.0 and $182.7, respectively.

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

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Income from continuing operations	$388.8	$471.1	$444.3
Income from discontinued operations, net of taxes			85.0
Gain on sale of discontinued operations, net of taxes		61.3	228.8
Discontinued operations, net of taxes		61.3	313.8
Cumulative effect of change in accounting principle, net of taxes		(4.3)
Net income	$388.8	$528.1	$758.1

Common share information (in millions):
Average common shares outstanding for basic EPS	176.263	185.693	189.575
Dilutive effect of stock options	3.470	2.291	2.361
Shares for diluted EPS	179.733	187.984	191.936

Income from continuing operations	$2.21	$2.54	$2.34
Income from discontinued operations, net of taxes			0.45
Gain on sale of discontinued operations, net of taxes		0.33	1.21
Discontinued operations, net of taxes		0.33	1.66
Cumulative effect of change in accounting principle, net of taxes		(0.02)
Basic EPS*	$2.21	$2.84	$4.00

Income from continuing operations	$2.16	$2.51	$2.31
Income from discontinued operations, net of taxes			0.44
Gain on sale of discontinued operations, net of taxes		0.33	1.19
Discontinued operations, net of taxes*		0.33	1.64
Cumulative effect of change in accounting principle, net of taxes		(0.02)
Diluted EPS*	$2.16	$2.81	$3.95

* Amounts may not add as a result of rounding.

(1)	See Note 2, "Restatement of Consolidated Financial Statements

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 5,214,576, 2,865,076 and 3,057,225 for the years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for CSC’s fiscal 2008.  The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.  The Company does, however, expect to record a cumulative effect adjustment to its fiscal 2008 balance of beginning earnings retained for use in business, and that adjustment may be material.

During September, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches.  If either approach results in quantifying a misstatement that is material the registrant must adjust its financial statements.  SAB No. 108 is applicable for CSC’s fiscal 2007.  The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  The Statement does not require any new fair value measurements.  The Statement is effective for CSC’s fiscal 2009.  At this time the Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115.  The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed.  This Statement is effective for CSC’s fiscal 2009.  The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements

The Company has restated the accompanying consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal years ended March 31, 2006 and April 1, 2005.  These restatements relate to 1) the completion of the Company’s investigation of its stock option granting practices, 2) the correction of errors relating to the accounting for income taxes, and 3) the recognition of revenue for the sale of licenses for a software product.  The effects of the restatement adjustments on the Company’s originally reported results of operations for the years ended March 31, 2006 and April 1, 2005 and on its originally reported earnings retained for use in business at April 2, 2004 are summarized below:

	Net Income for the Year Ended March 31, 2006	Net Income for the Year Ended April 1, 2005	Earnings Retained For Use In Business As Of April 3, 2004
As previously reported	$634.0	$810.2	$3,597.9
Adjustments:
Revenue from software licensing arrangements, net of related income tax effect	14.1	12.9	(51.1)
Stock-based compensation, net of related income tax effect	(12.2)	(6.2)	(24.8)
Stock based compensation in lieu of cash bonus, net of related income tax effect	(1.0)	.5	(2.6)
Reversal of tax benefit associated with exercise of stock options	(2.0)	(1.6)	(10.2)
Penalties for income tax errors	(4.0)	(44.3)	(7.4)
Interest on income tax items, net of related tax effects	(10.1)	(1.6)	(4.8)
Income taxes	(90.8)	(11.2)	(92.9)
Other	.1	(.6)	2.5
Net decrease	(105.9)	(52.1)	(191.3)
As restated	$528.1	$758.1	$3,406.6

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

Revenue Recognition

The Company determined that it did not correctly apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” with respect to the sale of licenses for a software product.  As a result, the Company overstated revenue and unbilled receivables and understated deferred revenue related to this product in fiscal years prior to 2005.  In fiscal years 2006 and 2005 this error resulted in an understatement of revenue.  The Company has restated revenue for fiscal 2006 and 2005 and as a result revenue increased $23.4 and $21.4 for these years, respectively.  The Company has also restated receivables, other assets, and deferred revenue at March 31, 2006 resulting in increases (decreases) of $(13.7), $(20.7), and $5.2, respectively.  The cumulative effect of this error on earnings retained for use in business was a decrease of $51.1 at April 3, 2004.

Income Taxes

The Company identified errors related to income taxes in prior periods.  The most significant of these errors related to income tax accounting for amortization of tax bases of assets contributed to a consolidated affiliate. The impact of the correction of this error was an increase in income tax expense of $53.7 and $11.8 for fiscal 2006 and 2005.  The cumulative effect of the correction of this error on earnings retained for use in business was a decrease of $91.4 at April 3, 2004.

In addition, the Company identified errors in the accounting for U.S. income tax liabilities related to foreign operations.  The impact of the correction of this error was an increase in income tax expense of $6.6 and $5.4 for fiscal 2006 and 2005.  The cumulative effect of this error on earnings retained for use in business was a decrease $15.2 at April 3, 2004.

The Company also identified individually immaterial income tax accounting errors that have been corrected.  These errors related principally to state income taxes, provision for a gain, the valuation of state net operating losses and deferred tax liabilities related to state taxes.  The combined impact of these errors on income tax expense was an increase of $28.4 and $1.4 for fiscal 2006 and 2005 respectively.  The cumulative effect of the correction of these errors on earnings retained for use in business was a decrease of $3.6 at April 3, 2004.

Additionally, the Company identified certain errors in the preparation of U.S. federal tax returns.  These included an error which understated the deduction of certain general and administrative costs in its U.S. federal income tax returns for fiscal 2002 through fiscal 2005 and resulted in the overstatement of income tax expense by $7.4 for fiscal 2005 and an understatement of income tax expense by $2.1 for fiscal 2006.  The cumulative effect of the correction of these errors on earnings retained for use in business was an increase of $17.3 at April 3, 2004.

As a result of the errors noted above the Company incurred interest and penalties.  For fiscal 2006 and 2005 the Company has recorded adjustments related to additional interest expense of $16.7 and $2.6, respectively, for the income tax errors.  The cumulative effect on earnings retained for use in business was a decrease of $4.8 at April 3, 2004.  The Company also recorded penalties related to the income tax errors of $4.0 and $44.3 for fiscal 2006 and 2005, respectively.  The cumulative effect of the penalties for periods prior to fiscal 2005 on earnings retained for use in business was a decrease of $7.4 at April 3, 2004.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The total effect of all the income tax adjustments noted above was to increase income tax expense $90.8 ($84.2 net of impact of interest expense) and $11.2 ($10.2 net of the impact of interest expense) for fiscal 2006 and fiscal 2005.  As a result of the correction of these errors, other assets, other accrued expenses, and Federal, State and foreign income taxes payable increased by $1.2, $83.0, $154.3, respectively at March 31, 2006.  The cumulative effect of these errors on earnings retained for use in business was a decrease of $105.1 at April 3, 2004.

Other

The Company also identified errors in an accrual for payroll taxes and in recording the tax benefit related to the exercise of employee stock options.  The correction of these errors increased (decreased) cost of sales by $(0.1) and $1.1 during fiscal 2006 and 2005, respectively, and resulted in a $2.5 cumulative increase to earnings retained for use in business at April 3, 2004.

The Company has reclassified operating cash flow related to deferred taxes from income taxes payable to deferred taxes on the cash flow statement as of March 31, 2006 to conform with current and prior period presentations.  As a result the Company’s March 31, 2006 cash flow statement herein includes a $67.4 reclassification of income taxes payable to deferred taxes in addition to the adjustments related to changes in deferred taxes as a result of the restatement for tax accounting errors in the operating section of the Statement of Cash Flows.  The Statement of Cash Flows was the only financial statement impacted by this reclassification.

Stock Options

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The incremental cumulative non-cash compensation expense, before taxes, from March 1, 1996, through March 31, 2006, related to stock options was as follows:

Fiscal Year Ended	Pre-Tax Expense

March 29, 1996	$0.0
March 28, 1997	$0.4
April 3, 1998	$1.8
April 2, 1999	$3.2
March 31, 2000	$8.7
March 30, 2001	$2.8
March 29, 2002	$16.8
March 28, 2003	$(6.5)
April 2, 2004	$14.1
April 1, 2005	$8.5
March 31, 2006	$20.6

The Company also determined that the tax benefits associated with the exercise of certain stock options in foreign jurisdictions had been incorrectly credited against the foreign tax provision, rather than additional paid-in capital.  The Company further determined that it had inappropriately applied the effective rate, rather than the U.S. statutory rate, in recognizing the tax benefits associated with the exercise of stock options in the U.S.  Correction of these two tax errors resulted in an incremental cumulative tax provision of approximately $14.

Unless otherwise indicated, all references in this Note 2 hereafter to years are to calendar years.

Background

During the Relevant Period, CSC granted stock options to two categories of employees:

•
the Chief Executive Officer, Chief Operating Officer, each of their respective direct reports and each other employee who is an “officer” for  purposes of the Securities Exchange Act of 1934 (collectively, Senior Executives); and

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

Option grants during the Relevant Period can be grouped into three general categories:

•	“Annual Cycle Options,” which were granted as part of the annual compensation review process each year;

•
“Discounted Options,” which, on and prior to May 12, 2004, were granted on the Annual Cycle Option grant date in lieu of a cash bonus, and which typically had an exercise price per share equal to 25% of the closing market price of the Company’s common stock on the grant date; and

•	“Other Options,” which primarily include options granted to new hires (including to employees acquired through acquisitions and outsourcings) and for promotions and special recognition.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

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

Annual Cycle Options

Annual Cycle Options Granted to Senior Executives.

The independent directors concluded that there was evidence that the Annual Cycle Options granted to Senior Executives in 1996, 1999 and 2002 may each have had two measurement dates: (i) the first occurring on the date of an initial action to select the optionees, the number of option shares and the grant date closing stock price to be used for the exercise price, and (ii) the second occurring on the date of a subsequent action, within 10 days, to select a later grant date closing stock price to be used for the exercise price.  Therefore, the Company determined that the aggregate 54 Annual Cycle Option grants to Senior Executives on May 9, 1996, May 10, 1999 and June 13, 2002, should be accounted for as a repricing of options for which a measurement date had previously been established on May 6, 1996, May 3, 1999, and June 3, 2002, respectively.  Generally accepted accounting principles in effect at the time require a change from fixed to variable accounting for the 1999 and 2002 repricings, but not for the 1996 repricing.  The incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through March 31, 2006, related to accounting for these Annual Cycle Option grants to Senior Executives as repricings was approximately $10.

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

The new measurement date for the 2001 Annual Cycle Options granted to Other Employees resulted in a repricing requiring variable accounting.  On October 29, 2001, the Company commenced an exchange offer (the 2001 Exchange Offer) pursuant to which employees could elect to cancel unexercised options with an exercise price per share of $70 or more in exchange for new options.  The 2001 Exchange Offer was specifically designed so that no employee eligible to participate was granted any options during the period beginning six months before the commencement of the 2001 Exchange Offer and ending six months after the option cancellation date.  Although the grant date of the Annual Cycle Options granted to Other Employees in 2001 precedes the 2001 Exchange Offer commencement date by more than six months, the new measurement date of these Annual Cycle Options does not.  Consequently, certain of these options were treated as a repricing of options held by the same optionee which were cancelled in the 2001 Exchange Offer.  The remaining 2001 Annual Cycle Options which were not treated as a repricing also resulted in additional compensation expense, since the new measurement date had a higher closing stock price than the grant date.  The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes through March 31, 2006, related to changing the measurement date of the 2001 Annual Cycle Options granted to Other Employees, and accounting for such options as a repricing was approximately $21, including approximately $19 attributable to variable accounting.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2 – Restatement of Consolidated Financial Statements (continued)

The foregoing description excludes all Annual Cycle Options granted to Other Employees subject to French taxes (French Options).  The Company has a French sub-plan pursuant to which it grants French Options addressing French tax consequences.  One of the requirements for these options is that they not be granted during a “closed period,” as defined under French tax law.  Until recently, the Company understood that the closed period included, among other periods, the 10-trading day period before and after the Company made a material announcement.  Since the Company did not determine the grant date of French Options until it had confirmed that no material announcement was made during the following 10 trading days, the measurement date for all of the 260 French Option grants made during the Relevant Period has been changed.  The Company currently believes that the closed period does not include the 10-day period after a material announcement (other than an earnings release or the filing of a Form 10-K or Form 10-Q).

The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through March 31, 2006, related to Annual Cycle Option grants to Other Employees, including the $21 relating to the 2001 Annual Cycle Options discussed above, constitutes approximately $47 of the total $70 incremental cumulative non-cash compensation expense before taxes.

Discounted Options and Restricted Stock

The Company has identified 105 Discounted Options granted between May 3, 2000, and May 12, 2004, in which the identity of the optionee or the number of shares underlying the option was not determined with finality until after the grant date.  The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from May 3, 2000, through March 31, 2006, related to accounting for the change in measurement dates for these Discounted Options grants was approximately $1.

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

The Company has also determined it had incorrectly reversed accruals for certain management bonuses which had been exchanged for discounted options and awards.  The aggregate incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through June 30, 2006, related to stock options includes the resulting increase or decrease in compensation expense for each period affected.  The cumulative impact of the bonus accrual adjustments through March 31, 2006, was approximately $5.

Other Options

During the Relevant Period, the Company issued 4,168 Other Option grants to new hires and for promotions, special recognition and other reasons.  Of these, the Company identified 931 which were granted to new hires who joined the Company through an acquisition or through an outsourcing by their former employer, in which the measurement date should have been a date other than the grant date.  Although the acquisition or outsourcing agreement generally set forth the aggregate number of option shares to be granted to the new employees, the specific allocation among employees was often not finalized until after the grant date.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2 – Restatement of Consolidated Financial Statements (continued)

The restatement adjustment related to the incremental cumulative non-cash compensation expense before taxes from March 1, 1996, through March 31, 2006, related to Other Option grants was approximately $8.

Historical stock-based compensation expense and the incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows:

		Adjustments
Fiscal Year	As Previously Reported, net of taxes (1)	Pre-Tax Expense	After Tax Expense	As Restated, net of taxes
1997	$.7	$.4	$.3	$1.0
1998	.8	1.8	1.4	2.2
1999	.5	3.2	1.6	2.1
2000	.5	8.7	11.6	12.1
2001	1.8	2.8	6.0	7.8
2002	3.8	16.8	11.8	15.6
2003	5.1	(6.5)	(4.0)	1.1
2004	4.9	14.1	8.9	13.8
Total 1997 – 2004 impact	$18.1	$41.3	$37.6	$55.7
2005	6.0	8.5	7.3	13.3
2006	8.6	20.6	15.2	23.8
Total	$32.7	$70.4	$60.1	$92.8

(1)	Represents stock-based compensation expense as determined under APB No. 25 and used in disclosures pursuant to SFAS No. 123.

Additionally, the Company has restated the pro forma expense under SFAS No. 123 in Note 1 of the Notes to Consolidated Financial Statements to reflect the impact of these adjustments.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of March 31, 2006:

ASSETS

	March 31, 2006
		Adjustment
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Current assets:
Cash and cash equivalents	$1,290.7					$1,290.7
Receivables, net of allowance for doubtful accounts of $68.4	3,746.3	$(13.7)				3,732.6
Prepaid expenses and other current assets	1,268.9					1,268.9
Total current assets	6,305.9	(13.7)				6,292.2
Investments and other assets:
Software, net of accumulated amortization of $732.4	453.3					453.3
Outsourcing contract costs, net of accumulated amortization of $1,112.8	1,175.3					1,175.3
Goodwill, net of accumulated amortization of $323.0	2,306.3					2,306.3
Other assets	468.7	(20.7)	$25.3	$1.2		474.5
Total investments and other assets	4,403.6	(20.7)	25.3	1.2		4,409.4
Property and equipment—at cost :
Land, buildings and lease hold improvements	913.4					913.4
Computers and related equipment	4,039.9					4,039.9
Furniture and other equipment	414.6					414.6
	5,367.9					5,367.9
Less accumulated depreciation and amortization	3,047.8					3,047.8
Property and equipment, net	2,320.1					2,320.1
	$13,029.6	$(34.4)	$25.3	$1.2		$13,021.7

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Current liabilities:
Short-term debt and current maturities of long-term debt	$85.3					$85.3
Accounts payable	705.1					705.1
Accrued payroll and related costs	706.5				$1.0	707.5
Other accrued expenses	1,359.7			$83.0		1,442.7
Deferred revenue	629.1	$5.2				634.3
Federal, state and foreign income taxes	655.4	(15.6)		154.3	(.4)	793.7
Total current liabilities	4,141.1	(10.4)		237.3	0.6	4,368.6
Long-term debt, net of current maturities	1,376.8					1,376.8
Other long-term liabilities	739.8			31.1		770.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued and 194,904,250	194.9					194.9
Additional paid-in capital	1,799.2		$85.4		(2.6)	1,882.0
Earnings retained for use in business	5,042.1	(24.0)	(60.1)	(267.2)	2.0	4,692.8
Accumulated other comprehensive income	106.8					106.8
	7,143.0	(24.0)	25.3	(267.2)	(.6)	6,876.5
Less common stock in treasury, at cost, 7,653,655 shares	(347.1)					(347.1)
Unearned restricted stock	(24.0)					(24.0)
Stockholders’ equity, net	6,771.9	(24.0)	25.3	(267.2)	(.6)	6,505.4
	$13,029.6	$(34.4)	$25.3	$1.2		$13,021.7

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the restatement adjustments in the Company’s previously reported consolidated statements of income:

	Fiscal Year Ended March 31, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$14,615.6	$23.4				$14,639.0
Costs of services (excludes depreciation and amortization)	11,719.8		$4.3		$(.1)	11,724.0
Selling, general and administrative	842.2		16.3	$4.0		862.5
Depreciation and amortization	1,091.8					1,091.8
Interest expense	104.2			16.7		120.9
Interest income	(40.8)					(40.8)
Special items	77.3					77.3
Total costs and expenses	13,794.5		20.6	20.7	(.1)	13,835.7
Income from continuing operations before taxes	821.1	23.4	(20.6)	(20.7)	.1	803.3
Taxes on income	244.1	9.3	(5.4)	84.2		332.2
Income from continuing operations	577.0	14.1	(15.2)	(104.9)	.1	471.1
Income from discontinued operations, net of Taxes
Gain on sale of discontinued operations, net of taxes	61.3					61.3
Discontinued operations, net of taxes	61.3					61.3
Cumulative effect of change in accounting principle, net of taxes	(4.3)					(4.3)
Net income	$634.0	$14.1	$(15.2)	$(104.9)	$.1	$528.1
Earnings per common share:
Continuing operations	$3.11	$0.08	$(0.08)	$(0.56)		$2.54
Discontinued operations	0.33					0.33
Cumulative effect of change in accounting principle	(0.02)					(0.02)
Basic*	$3.41	$0.08	$(0.08)	$(0.56)		$2.84
Continuing operations	$3.07	$0.08	$(0.08)	$(0.56)		$2.51
Discontinued operations	0.33					0.33
Cumulative effect of change in accounting principle	(0.02)					(0.02)
Diluted*	$3.38	$0.08	$(0.09)	$(0.56)		$2.81

Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the restatement adjustments in the Company’s previously reported consolidated statements of income:

	Fiscal Year Ended April 1, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Taxes	Other	As Restated
Revenues	$14,058.6	$21.4				$14,080.0
Costs of services (excludes depreciation and amortization)	11,315.1		$3.9		$1.1	11,320.1
Selling, general and administrative	807.8		4.6	$44.3		856.7
Depreciation and amortization	1,051.0					1,051.0
Interest expense	156.8			2.6		159.4
Interest income	(16.1)					(16.1)
Special items	28.6					28.6
Total costs and expenses	13,343.2		8.5	46.9	1.1	13,399.7
Income from continuing operations before taxes	715.4	21.4	(8.5)	(46.9)	(1.1)	680.3
Taxes on income	219.0	8.5	(1.2)	10.2	(.5)	236.0
Income from continuing operations	496.4	12.9	(7.3)	(57.1)	(.6)	444.3
Income from discontinued operations, net of Taxes	85.0					85.0
Gain on sale of discontinued operations, net of taxes	228.8					228.8
Discontinued operations, net of taxes	313.8					313.8
Cumulative effect of change in accounting principle, net of taxes
Net income	$810.2	$12.9	$(7.3)	$(57.1)	$(.6)	$758.1
Earnings per common share:
Continuing operations	$2.62	$0.07	$(0.04)	$(0.30)		$2.34
Discontinued operations	1.66					1.66
Cumulative effect of change in accounting principle
Basic*	$4.27	$0.07	$(0.03)	$(0.30)		$4.00
Continuing operations	$2.59	$0.07	$(0.04)	$(0.30)		$2.31
Discontinued operations	1.64					1.64
Cumulative effect of change in accounting principle
Diluted*	$4.22	$0.07	$(0.04)	$(0.30)		$3.95

* Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following tables set forth the effects of the adjustments on certain line items within the Company’s consolidated statement of cash flows for the fiscal years ended March 31, 2006 and April 1, 2005:

	Fiscal Year Ended March 31, 2006
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$634.0	$(105.9)	$528.1
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation and amortization	1,187.5		1,187.5
Stock based compensation	12.3	20.6	32.9
Cumulative effect of change in accounting principle	4.3		4.3
Deferred taxes	48.7	80.7	129.4
Restructuring related special items	77.3		77.3
Gain on dispositions, net of tax	(60.9)		(60.9)
Provision for losses on accounts receivable	28.7		28.7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(240.5)	(21.0)	(261.5)
Increase in prepaid expenses and other current assets	(193.4)		(193.4)
Increase (decrease) in accounts payable and accruals	(70.5)	20.6	(49.9)
Increase in income taxes payable	59.9	12.7	72.6
Increase in deferred revenue	76.0	(2.5)	73.5
Other operating activities, net	(12.1)	(5.2)	(17.3)
Net cash provided by operating activities	$1,551.3		$1,551.3

	Fiscal Year Ended April 1, 2005
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income	$810.2	$(52.1)	$758.1
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation and amortization	1,145.5		1,145.5
Stock based compensation	9.9	8.5	18.4
Deferred taxes	192.7	(49.8)	142.9
Special items	28.6		28.6
Gain on dispositions, net of tax	(229.7)		(229.7)
Provision for losses on accounts receivable	10.7		10.7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(295.7)	(19.0)	(314.7)
Increase in prepaid expenses and other current assets	(400.2)		(400.2)
Increase in accounts payable and accruals	445.4	48.1	493.5
Increase in income taxes payable	29.8	69.1	98.9
Increase in deferred revenue	225.3	(2.5)	222.8
Other operating activities, net	(31.0)	(2.3)	(33.3)
Net cash provided by operating activities	$1,941.5		$1,941.5

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Discontinued Operations

The Company exchanged its CSC Health Plan Solutions (HPS) business, which was previously included in the Global Commercial segment, for approximately 7.13 million of CSC common shares held by a subsidiary of DST Systems Inc., which shares were valued at $324.6 and included in treasury stock, on April 29, 2005. The transaction was structured in accordance with Section 355 of the Internal Revenue Code. The Company realized a gain of $22.9 on the transaction. The revenue and expenses of HPS have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The Company sold its equity interest in the international and other select operations of DynCorp for $850 including $75 of 13% preferred stock of DynCorp International (DI) on February 11, 2005.  The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8. The Company realized an initial after tax gain of approximately $228.8 on the transaction net of taxes of $59.3. The gain was subject to working capital adjustments. During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DI. As a result the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. Also during fiscal 2006, the Company recognized $20.2 of preferred stock dividend income which is included in interest income in the consolidated statements of income.

The following discloses the results of the discontinued operations:

	Fiscal Year
	2006	2005
Revenue	$8.0	$1,790.5
Income before taxes	(.1)	138.3
Income from discontinued operations		85.0

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 4—Acquisitions

On December 22, 2006 CSC acquired all the outstanding shares of Datatrac Information Services, Inc., a privately held U.S. government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123 subject to final purchase accounting adjustments. The acquisition extends CSC's ability to offer comprehensive solutions in identity management and credentialing, a market segment of strategic importance to CSC's North American Public Sector operation. It also expands the company's capabilities in offering customer contact solutions to clients across the broad U.S. federal market and strengthens CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.

Datatrac’s results of operations have been included with the Company’s from the date of acquisition, December 22, 2006, to the end of the period. The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.  CSC allocated fair values of $18.0 for certain intangible assets using an independent appraisal.  The $18.0 of intangible assets includes $16.9 for customer contracts and related customer relationships with a weighted-average useful life of approximately 16 years and to be amortized based on the estimated timing of related cash flows, and the remainder is software licenses. The goodwill recognized of $92.2 was assigned to the North American Public Sector, and is expected to be deductible for tax purposes.  In addition, the stock purchase agreement contains an earn-out provision with additional consideration based on the Company’s success in winning the recompete for its Service Center Operation Team (SCOT) contract with the U.S Federal Government.  The additional consideration may be up to $20 based on the terms of the contract.

A summary of the assets acquired and liabilities assumed in the Datatrac acquisition and the net cash paid are as follows:

Estimated Fair Values
Accounts receivable	$25.3
Prepaids and other current assets	1.7
Other assets, net	0.5
Net property, plant and equipment	15.3
Accounts payable and accrued expenses	(29.1)
Long-term debt	(.1)
Goodwill	92.2
Intangible Asset	18.0
Net assets acquired and goodwill	$123.8

Purchase price	$126.0
Less cash acquired	(2.2)
Purchase price net of cash acquired	$123.8

The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 4—Acquisitions (Continued)

As a result of the Datatrac acquisition on December 22, 2006, the Company incurred costs to consolidate facilities and other costs to integrate Datatrac into the Company.  The facility consolidations related to the abandonment and sublease of Datatrac facilities. The components of the final acquisition integration liabilities included in the purchase price allocation for Datatrac are presented in the following table.

	Acquisition Integration Liabilities	Paid as of March 30, 2007	Balance Remaining at March 30, 2007
Facility consolidations	$6.5	$.1	$6.4
Other	.1		.1
Total	$6.6	$.1	$6.5

During September 2006 Danske Regioner exercised its option to put its minority interest in CSC Scandihealth A/S (Scandihealth) to CSC.  As a result, CSC acquired the remaining 40% share of Scandihealth it did not own for a purchase price of approximately $20.8.  The purchase price was allocated to the related minority interest liability of $4 and the remainder to goodwill.  The goodwill recognized was included in the Global Commercial segment, none of which is expected to be deductible for tax purposes.  Prior to the exercise of the option Scandihealth was a consolidated subsidiary of CSC and, as such, its assets and liabilities were reflected in CSC’s consolidated balance sheet.  The proforma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

	Acquisition Integration Liabilities	Paid as of March 30, 2007	Balance Remaining at March 30, 2007
Severance payments	$7.1	$7.1
Facility consolidations	66.7	53.0	$13.7
Other	6.1	3.4	2.7
Total	$79.9	$63.5	$16.4

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 5—Goodwill

During the second quarter ended September 29, 2006, the Company completed its annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended March 30, 2007 and March 31, 2006:

	Global Commercial Segment	North American Public Sector Segment	Total
Balance as of April 1, 2005	$1,793.5	$549.9	$2,343.4
Additions	17.2	3.7	20.9
Dispositions
Foreign currency translation	(58.0)		(58.0)
Balance as of March 31, 2006	1,752.7	553.6	2,306.3

Additions	16.3		16.3
Acquisitions		92.2	92.2
Dispositions	(.2)		(.2)
Foreign currency translation	90.6		90.6
Balance as of March 30, 2007	$1,859.4	$645.8	$2,505.2
The Global Commercial additions to goodwill during fiscal 2007 relates to the acquisition of the remaining interest of a majority owned joint venture.  The North American Public Sector additions to goodwill during fiscal 2007 relates to the Datatrac Information Services acquisition on December 22, 2006.  See Note 4 for further details.  The Global Commercial disposals relates to the divestment of Insurer (I/90) Software Product Business in South Africa.  The foreign currency translation amounts relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

The Global Commercial additions to goodwill during fiscal 2006 relate to the acquisition of 26.9% of CSA Holdings Ltd. This addition to goodwill is not deductible for tax purposes. See Note 4 for further details. The North American Public Sector additions to goodwill during fiscal 2006 relate to a purchase adjustment for the acquisition of the minority share in a joint venture.

The foreign currency translation amounts related to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 6—Other Intangible Assets

A summary of amortizable intangible assets as of March 30, 2007 and March 31, 2006 is as follows:

	March 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,343.6	$830.3	$513.3
Outsourcing contract costs	2,197.4	1,167.9	1,029.5
Customer and other intangible assets	189.1	108.0	81.1
Total intangible assets	$3,730.1	$2,106.2	$1,623.9

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,185.7	$732.4	$453.3
Outsourcing contract costs	2,288.1	1,112.8	1,175.3
Customer and other intangible assets	172.2	95.6	76.6
Total intangible assets	$3,646.0	$1,940.8	$1,705.2

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $430.8, $435.6 and $403.2 for the years ended March 30, 2007, March 31, 2006 and April 1, 2005, respectively.  Estimated amortization related to intangible assets at March 30, 2007 for each of the subsequent five years, fiscal 2008 through fiscal 2012, is as follows: $436, $414, $312, $229 and $90, respectively.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	March 30, 2007	March 31, 2006
Commercial software products	$188.2	$192.9
Internal-use software	26.0	26.8
Purchased software	299.1	233.6
Total	$513.3	$453.3

Amortization of capitalized software development costs and purchased software included in depreciation and amortization of $1,073.6, $1,091.8 and $1,051.0 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, consisted of the following:

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
Commercial software products	$50.3	$53.4	$54.8
Internal-use software	12.6	15.9	26.2
Purchased software	87.2	77.5	61.7
Total	$150.1	$146.8	$142.7

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Special Items

Special items totaling $316.1 were recorded during the year ended March 30, 2007. and consisted of:  (1) a $333.4 restructuring charge (see discussion below), (2) a $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 gain from the redemption of DynCorp International preferred stock.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

Workforce reductions of approximately 4,400 employees occurred in fiscal 2007, and an additional 1,100 reductions are planned for fiscal 2008. Termination-related charges of $294.3 were recorded in fiscal 2007. Other, primarily vacant space-related costs, of $39.1 were also recorded during the year, net of an $11.6 gain on the sale of a data center facility. All but approximately $.1 million of the restructuring charge was incurred in the Global Commercial reporting segment. Additional restructuring charges of not more than $110 are expected to be incurred in fiscal 2008.

A majority of the planned headcount reductions (3,000 in fiscal 2007 and 500 in 2008) were scheduled to take place in Europe.  Approximately 1,100 and 500 positions were to be reduced in North America in fiscal 2007 and 2008, respectively, with the balance in Australia and Asia. Partially offsetting the reductions were planned headcount increases in certain lower cost regions of approximately 1,400 and 700 employees in fiscal 2007 and 2008, respectively.  As of March 30, 2007, approximately 4,400 separations have been completed (approximately one-sixth due to attrition), with 3,000 in Europe, 1,100 in North America and the remainder in Australia and Asia.  Approximately 2,100 new hires occurred in lower cost regions during the year ended March 30, 2007, including replacements of some of the 4,400 reductions as well as for previously-planned and on-going business activities.

The Company’s strategy in Europe has been to obtain negotiated, voluntary terminations to the extent possible, but involuntary terminations were also necessary in certain countries to attain targeted reductions. Outside of Europe, terminations have been predominantly involuntary. Involuntary termination benefits are determined in accordance with existing company policies and local legal requirements. In some countries, local regulations require the Company to consult with employee representatives such as works councils or unions in the determination of job categories and number of employees to be terminated, as well as the resulting termination benefit amounts.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Special Items (Continued)

Restructuring-related pre-tax cash payments of approximately $207.2 were made in fiscal 2007 (excluding $25.8 cash proceeds received from sale of a data center) and are estimated to be approximately $195 in fiscal 2008.  Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2007 activity:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments (2)	Other (3)	Restructuring liability as of March 30, 2007
Workforce reductions	$294.3	$(6.8)	$(201.7)	$7.7	$93.5
Other	39.1	6.3	(5.5)	1.0	40.9
Total	$333.4	$(0.5)	$(207.2)	$8.7	$134.4

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of restructured assets.
(2)	Excludes $25.8 cash proceeds received from sale of a data center facility.
(3)	Foreign currency translation adjustments.

Effective February 28, 2006, Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company.  As a result the Company recorded a non-cash special item charge of $77.3 ($48.3 after tax) or 26 cents per share.  The charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value, the loss on sale of equipment to Nortel, severance costs and costs associated with terminating the contract.  The Nortel contract is included in the Global Commercial reporting segment.

During fiscal 2005, the Company recorded special items of $28.6 ($18.4 after tax) or 10 cents per share.  Special items included $27.8 of early redemption premiums and the write off of $1.7 of deferred debt issuance costs and unamortized discount as described in Note 10.  Special items also included a $.9 reversal of special items recorded in fiscal 2001 in connection with the consolidation of facilities.

287.9(475.4)Note 8—Income Taxes

Total income tax expense was allocated as follows:

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Income from continuing operations	$218.2	$332.2	$236.0
Income from discontinued operations	-	22.3	53.3
Cumulative effect on prior years of changes in accounting principles	-	(1.3)	-
	$218.2	$353.2	$289.3

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

The sources of income before taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Domestic entities	$637.7	$570.3	$435.3
Entities outside the United States	(30.7)	233.0	245.0
Total	$607.0	$803.3	$680.3

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

The provision for income tax expense on income from continuing operations is classified between current and deferred and by taxing jurisdiction in the following manner:

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Current
Federal	$246.2	$149.6	$(6.8)
State	22.2	1.1	13.1
Foreign	1.7	52.1	86.8
	270.1	202.8	93.1

Deferred
Federal	(64.5)	67.0	108.1
State	(13.4)	25.0	12.7
Foreign	26.0	37.4	22.1
	(51.9)	129.4	142.9
Total provision for taxes	$218.2	$332.2	$236.0

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	.7	3.8	.7
Change in tax contingency			(5.5)
Foreign rate differential	8.2	4.0	3.0
Income tax credits	(7.7)	(2.2)	(.2)
Penalties	.2	.2	2.0
Other	(.5)	.6	(.3)
Effective tax rate	35.9%	41.4%	34.7%

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 30, 2007	March 31, 2006
		As Restated (1)
Deferred tax assets (liabilities)
Other accrued liabilities	$26.9
Currency exchange	46.6	$11.8
Other assets	115.1	65.9
Employee benefits	384.1	196.0
Tax loss/credit carryforwards	392.0	238.9
Depreciation and amortization	(314.2)	(357.1)
Contract accounting	(447.4)	(443.2)
Investment basis differences	(14.6)	42.1
Deferred revenue	(21.4)	(55.3)
Prepayments	(46.2)	(33.0)
Other liabilities	(67.2)	21.0
Subtotal	53.7	(312.9)
Valuation allowance	(335.8)	(189.1)
Total deferred tax liabilities	$(282.1)	$(502.0)

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

Of the deferred tax amounts above, $390.0, and $398.5 are included in the current income tax liability accounts at March 30, 2007 and March 31, 2006, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

During fiscal 2001 the Company made a net investment in an unconsolidated limited partnership. The difference between the investment’s book and tax basis generated a deferred tax asset in the amount of $151.0. The remaining deferred tax asset at March 31, 2007 of $50.6 represents the expected reduction of the Company’s foreign income taxes payable or increases to loss carryforwards over the next two years.

The increase to the valuation allowance for the fiscal year ended March 30, 2007 of $146.7 relates primarily to deferred tax assets for net operating losses in certain foreign and state tax jurisdictions. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred taxes are realizable the Company considers the period of expiration of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

In the opinion of management the Company has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 30, 2007 and March 31, 2006, the Company has accrued $469.3 and $446.6, respectively, for these matters.  The Company records contingent tax liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated at the date of the financial statements related to positions taken that could be challenged by taxing authorities under examination.  These potential exposures result from differing interpretations or applications of tax laws and regulations, and from certain transactions, deductions or credits claimed on returns as filed.  Timing of the resolution of these matters is highly uncertain.  Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon consideration of all relevant facts and circumstances, it is the opinion of the Company’s management the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operation.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

At March 30, 2007 and March 31, 2006, the Company has available unused foreign net operating loss (NOL) carryforwards of approximately $1,349.9 and $736.6 and state NOL carryforwards of approximately $794.9 and $1,302.1.  As of March 31, 2007, the foreign NOL carryforwards can be carried over indefinitely, except for $279.2 which expire at various dates through 2014.  As of March 31, 2007, the state NOL carryforwards expire at various dates through 2027.

The Company is currently the beneficiary of tax holiday incentives in India which expire in fiscal years 2007 and 2009. As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $7.2, $5.3 and $3.0 during fiscal years 2007, 2006 and 2005, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $958.8 as of March 30, 2007. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

During fiscal 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s federal income tax returns for fiscal years 2000 through 2004.  In addition, the Company filed a protest with respect to the results of the IRS examination of fiscal years 1995 through 1999 with the Office of Appeals.  Although the outcome of tax audits is always uncertain, in the opinion of management, the resolution of this audit is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 9—Receivables

Receivables consist of the following:

	March 30, 2007	March 31, 2006
		As Restated (1)
Billed trade accounts	$2,330.0	$2,107.4
Unbilled recoverable amounts under contracts in progress	1,716.0	1,487.3
Other receivables	138.3	137.9
Total	$4,184.3	$3,732.6

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

As of March 30, 2007, there were no billed trade accounts receivable for long-term contracts that are unpaid by customers under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer. Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $955.4, including $427.6 which is expected to be collected during fiscal 2008 and $527.7 which is expected to be collected within fiscal 2009 and thereafter.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Debt

Short-term

The Company has a commercial paper program. The program is backed by a multi-year facility which expires on August 23, 2011. The Company’s outstanding commercial paper is classified as short term obligations.  At March 30, 2007 and March 31, 2006, the Company had no commercial paper outstanding. The weighted average interest rate on the Company’s commercial paper borrowings was 5.4% and 3.2% for the years ended March 30, 2007 and March 31, 2006, respectively.

The Company had $51.9 and $56.6 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of March 30, 2007 and March 31, 2006, respectively. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 3.7% at March 30, 2007 and 3.8% at March 31, 2006.

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

Long-term

The following is a summary of long-term debt:

	March 30, 2007	March 31, 2006
6.25% term notes, due March 2009	$200.0	$200.0
7.375% term notes, due June 2011	498.5	498.1
5.00% term notes, due February 2013	297.8	297.4
3.50% term notes, due April 2008	299.4	298.7
Capitalized lease liabilities	151.8	106.9
Notes payable	6.5	4.4
Total long-term debt	1,454.0	1,405.5
Less current maturities	41.8	28.7
Total	$1,412.2	$1,376.8

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $325.8 (2007) and $381.7 (2006), less accumulated amortization of $88.2 and $102.7, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, $4,250.6 of retained earnings was available for cash dividends at March 30, 2007.  The Company was in compliance with all covenants at March 30, 2007.

The carrying value of the Company’s long-term debt was $1,454.0 and $1,405.5 at March 30, 2007 and March 31, 2006, as shown above. The corresponding fair value was approximately $1,474.5 and $1,409.3 using the interest rates available to the Company for debt of the same remaining maturities.

Maturities of long-term debt, capital lease payments, and other long-term obligations by fiscal year are $41.8 (2008), $527.6 (2009), $11.7 (2010), $12.3 (2011), $505.6 (2012), and $355.0 thereafter.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 10—Debt (Continued)

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

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 30, 2007.

	Fiscal 2008	Fiscal 2009	Fiscal 2010 and thereafter	Total
Performance guarantees:
Surety bonds	$22.4	$2.4		$24.8
Letters of credit	366.1	186.2	$10.1	562.4
Standby letters of credit	72.0	1.0		73.0
Foreign subsidiary debt guarantees	543.9		23.2	567.1
Total	$1,004.4	$189.6	$33.3	$1,227.3

Note 11 – Share Repurchase Program

On June 29, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $2,000.  In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006.  Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9.3 million shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7.1 million shares for a payment of $500. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $16.4, $152.6 and $831.0, respectively. The Company will receive additional shares pursuant to this agreement depending on movements in the market price of the Company’s common stock over the life of the agreement.  The agreement has a term of six to twelve months after completion of the period establishing the hedge price, which was completed on July 28, 2006.

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

Note 11 – Share Repurchase Program (Continued)

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

Note 12—Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefit, life insurance benefit, deferred compensation, and other plans, as described below.

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

CSC utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to recognize the expense for pension and other postretirement benefit plans, respectively.  CSC has implemented SFAS No. 132(R) (as modified by SFAS No. 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” for financial statement disclosures.  Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

CSC currently uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Reconciliation of Benefit Obligation
Projected benefit obligation at beginning of year	$1,961.6	$1,749.7	$2,087.8	$1,895.9
Service cost	128.2	118.3	81.2	81.4
Interest cost	115.4	101.6	102.2	87.7
Plan participants' contributions	44.7	43.6	35.7	30.2
Amendments	(20.3)		(1.0)	.4
Business combinations		2.6	1.4	8.0
Settlement/curtailment	(.5)		(11.4)
Actuarial loss	46.2	7.4	63.8	248.7
Benefits paid	(72.4)	(61.6)	(95.2)	(70.8)
Other expenses			1.7
Foreign currency exchange rate changes			245.9	(193.7)
Projected benefit obligation at end of year	$2,202.9	$1,961.6	$2,512.1	$2,087.8

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$1,594.1	$1,393.9	$1,634.9	$1,421.6
Actual return on plan assets	213.1	90.0	188.5	240.7
Employer contribution	113.4	125.6	118.5	159.6
Plan participants' contributions	44.7	43.6	35.7	30.2
Benefits paid	(72.4)	(61.6)	(95.2)	(70.8)
Business/contract acquisitions (disposition)	(.3)	2.6	(3.1)	.1
Other expenses			(9.1)
Foreign currency exchange rate changes			197.8	(146.5)
Fair value of plan assets at end of year	$1,892.6	$1,594.1	$2,068.0	$1,634.9

Funded status	$(310.3)	$(367.5)	$(444.1)	$(452.9)
Unrecognized actuarial loss		266.3		427.0
Unrecognized transition obligation				10.5
Unrecognized prior service cost		9.3		2.8
Contribution adjustment	29.0	20.2	22.5	22.0
Funded status at End of Year	$(281.3)	$(71.7)	$(421.6)	$9.4

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Non-current assets	$.2		$8.4	$96.2
Intangible asset		$13.6		2.4
Current liabilities	(5.0)		(6.5)
Non-current liabilities	(276.5)	(196.4)	(423.5)	(111.6)
Accumulated other comprehensive loss	201.9	111.1	471.3	22.4
Net amount recorded	$(79.4)	$(71.7)	$49.7	$9.4

The accumulated benefit obligation at the end of 2007 and 2006 was $4,093.9 and $3,474.2, respectively.

The following is a summary of amounts in accumulated other comprehensive loss as of March 30, 2007 and March 31, 2006 that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Net transition obligation			$(10.0)
Prior service credit (cost)	$14.3		(2.9)
Net actuarial loss	(216.2)		(458.4)
Minimum pension liability		$(111.1)		$(22.4)
Accumulated other comprehensive loss	$(201.9)	$(111.1)	$(471.3)	$(22.4)

As of March 30, 2007 and March 31, 2006, the balance of minimum liability adjustments included in accumulated other comprehensive loss was $457.4 (net of related taxes of $213.0) and $81.4 (net of related taxes of $52.0).

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations for the years ended March 30, 2007 and March 31, 2006:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Discount rate	6.0%	5.9%	5.1%	4.9%
Rates of increase in compensation levels	4.2%	4.6%	3.7%	3.5%

The following table lists selected information for the pension plans as of March 30, 2007 and March 31, 2006:

	U.S. Plans		Non-U.S. Plans
End of Year	2007	2006	2007	2006
Projected benefit obligation	$2,202.9	$1,961.6	$2,512.1	$2,087.8
Accumulated benefit obligation	2,037.1	1,806.6	2,056.8	1,667.6
Fair value of plan assets	1,892.6	1,594.1	2,068.0	1,634.9

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

	Plans with Projected		Plans with Accumulated
	Benefit Obligation in		Benefit Obligation in
	Excess of Plan Assets		Excess of Plan Assets
	(U.S. and Non-U.S.)		(U.S. and Non-U.S.)
End of Year	2007	2006	2007	2006
Projected benefit obligation	$4,496.9	$3,817.1	$2,286.1	$2,212.6
Accumulated benefit obligation	3,876.8	3,262.1	2,104.6	2,012.2
Fair value of plan assets	3,734.6	2,990.6	1,855.6	1,694.1

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$128.2	$118.3	$101.1	$81.2	$81.4	$69.5
Interest cost	115.4	101.6	94.3	102.2	87.7	75.9
Expected return on assets	(132.6)	(111.8)	(100.4)	(121.4)	(93.0)	(76.3)
Amortization of transition obligation			(.8)	1.2	1.1	.9
Amortization of prior service costs	3.4	3.4	3.2	(1.1)	1.0	1.0
Amortization of unrecognized net loss	16.0	23.5	14.7	15.4	16.2	10.9
Settlement/curtailment	(.5)			.7
Special termination benefits				5.7
Net periodic pension cost	$129.9	$135.0	$112.1	$83.9	$94.4	$81.9

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1.2, $1.5 and $34.7, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount or settlement rates	5.9%	5.9%	6.3%	4.9%	5.3%	5.4%
Expected long-term rates of return on assets	8.5%	8.5%	8.5%	7.0%	7.1%	6.9%
Rates of increase in compensation levels	4.4%	4.6%	4.6%	3.5%	3.7%	3.5%

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is therefore subject to change each year.  The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual return on those plan assets in any given year.  Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized.  Differences between expected and actual returns are recognized in the calculation of net periodic pension cost.  Rate of increase in compensation levels and other assumptions, such as turnover and life expectancy, also impact pension calculations.

The expected long-term rate of return on plan assets assumption is selected by first identifying the expected range of long-term rates of return for each major asset class.  Expected long-term rates of return are developed based on long-term historical averages as well as current expectations of future returns.  Consideration is given to the extent active management is employed in each class.  A single expected long-term rate of return on plan assets is then calculated by weighing each class.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

The asset allocation of pension plans at December 31, 2006 and 2005 is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	2006	2005	2006	2005
Equity securities	70%	70%	64%	63%
Debt securities	27%	29%	19%	23%
Participant directed			8%	8%
Other	3%	1%	9%	6%
Total	100%	100%	100%	100%

The Company’s investment strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations.   For each of the largest plans, an allocation range by asset class is developed.  The allocation has a significant weighting for equity investments in part due to the relatively long duration of the plans’ obligations.  Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies.  The Company’s allocation range for its largest plan is 60-76% equities, 23-31% debt securities and 0-10% cash and other investments.   The Company has typically used cash flow from employer and employee contributions to keep allocations within the range.  The Company also has investments in insurance contracts to pay plan benefits in certain countries.  The allocation above does not include certain amounts that are included in the fair value of assets such as cash awaiting investment or asset transfer receivable amounts from other plans.

Information about the expected cash flows for pension plans follows:

	Pension Plans
	U.S.	Non-U.S.
	Plans	Plans
Employer contributions
2008 (expected)	$125	$105
Expected Benefit Payments
2008	$90	$90
2009	85	80
2010	90	85
2011	100	90
2012	110	95
2013-2017	730	540

No plan assets are expected to be returned to the Company in the next fiscal year.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$149.5	$121.4	$10.8	$7.0
Service cost	2.2	1.4	.3	.3
Interest cost	8.8	6.8	.5	.4
Plan participants' contributions	1.7	1.6
Amendments	(.5)			.8
Business combination		.4		.1
Curtailment	(.5)	(1.7)	(2.1)
Actuarial loss (gain)	21.8	27.5		2.0
Benefits paid	(10.0)	(7.9)	(.1)	(.1)
Foreign currency exchange rate changes			.2	.3
Benefit obligation at end of year	$173.0	$149.5	$9.6	$10.8

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$76.6	$74.0
Actual return on plan assets	7.4	3.5
Employer contribution	7.5	5.4	$.1
Plan participants' contributions	1.7	1.6
Benefits paid	(10.0)	(7.9)	(.1)
Fair value of plan assets at end of year	$83.2	$76.6

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Funded status	$(89.8)	$(72.9)	$(9.6)	$(10.8)
Unrecognized actuarial loss		42.2		3.5
Unrecognized transition obligation		10.7
Unrecognized prior service cost		3.3		.4
Contribution adjustment	.6	1.4
Funded status at end of year	$(89.2)	$(15.3)	$(9.6)	$(6.9)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Non-current assets		$33.5
Current liabilities	$(4.4)		$(.1)
Non-current liabilities	(84.8)	(48.8)	(9.5)	$(6.9)
Accumulated other comprehensive loss	70.3		1.8
Net amount recorded	$(18.9)	$(15.3)	$(7.8)	$(6.9)

The following is a summary of amounts in accumulated other comprehensive loss as of March 30, 2007 and March 31, 2006 that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

	U.S. Plans	Non U.S. Plans
	2007	2007
Net transition obligation	$(9.0)	$(0.3)
Prior service credit (cost)	(1.8)
Net actuarial loss	(59.5)	(1.5)
Accumulated other comprehensive loss	$(70.3)	$(1.8)

As of March 30, 2007, the balance of minimum liability adjustments included in accumulated other comprehensive loss was $43.8 (net of related taxes of $28.3).

The following table lists selected information for other postretirement benefit plans of March 30, 2007 and March 31, 2006:
					Plans with Accumulated
					Postretirement Benefit
					Obligation in Excess
					of the Fair Value of
					Plan Assets
	U.S. Plans		Non-U.S. Plans		(U.S. and Non-U.S.)
End of Year	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$173.0	$149.5	$9.6	$10.8	$182.6	160.3
Fair value of plan assets	83.2	76.6			83.2	76.6

At March 30, 2007 and March 31, 2006, the Company had no postretirement healthcare plan assets outside the U.S.  Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

For U.S. plans, a weighted-average discount rate of 5.8% and 5.9% was used in the determination of the Company’s postretirement benefit obligation for the years ended March 30, 2007 and March 31, 2006, respectively.  For non-U.S. plans, a weighted-average discount rate of 5.5% and 5.2% was used in the determination of the Company’s postretirement healthcare obligation for the years ended March 30, 2007 and March 31, 2006, respectively.

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for U.S. postretirement benefit plans was 9.0% for fiscal 2007, declining to 5.0% for 2013 and subsequent years.  For the non-U.S. postretirement benefit plans, it was 9.0% for fiscal 2007, declining to 5.0% for 2017 and subsequent years.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement healthcare obligation as of March 30, 2007	$14.0	$(13.7)
Effect on net periodic postretirement healthcare cost for fiscal 2007	1.2	(1.2)

The net periodic benefit cost for U.S. and non-U.S. other postretirement benefit plans included the following components:
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Service cost	$2.2	$1.4	$1.4	$.3	$.3	$.2
Interest cost	8.8	6.8	7.2	.5	.4	.3
Expected return on assets	(6.4)	(6.2)	(5.1)
Amortization of transition obligation	1.6	1.6	1.6	.1	.1
Amortization of prior service costs	.7	.7	.6		.7	.1
Recognized actuarial loss (gain)	3.6	.1	.6	.1	.1
Settlement/curtailment	(.2)
Net provision for postretirement benefits	$10.3	$4.4	$6.3	$1.0	$1.6	$0.6

The estimated net transitional obligation, prior service cost and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.7, $.6 and $4.2, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.  See the above discussion of Pension Plans for how the assumptions are developed.

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount or settlement rates	5.9%	5.9%	6.3%	5.2%	5.5%	6.4%
Expected long-term rates of return on assets [1]	8.5%	8.5%	8.5%

 [1] The Company had no other postretirement benefit plan assets outside the U.S.

The asset allocation for U.S. other postretirement benefit plans at December 31, 2006 and 2005 is as follows:

	Percentage of Plan Assets at Year End
Asset Category	2006	2005
Equity securities	59%	63%
Debt securities	33%	33%
Cash	8%	4%
Total	100%	100%

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Pension and Other Benefit Plans (Continued)

The Company’s investment strategy for its funded post retirement benefits is similar to the strategy for its pension assets.  The Company’s target allocation for these assets is in the range of 50-70% equities, 30-50% debt securities and 0-10% cash and other investments.

Information about the expected cash flows for other postretirement benefit plans follows.  No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Employer contributions
2008 (expected)	$10
Expected Benefit Payments
2008	$10
2009	10
2010	10
2011	10
2012	15
2013-2017	60

No plans are expected to be returned to the Company in the next fiscal year.

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 30, 2007, plan assets included 9,251,407 shares of the Company’s common stock.  During fiscal 2007, fiscal 2006 and fiscal 2005, the Company contributed $123.0, $123.6, and $108.1, respectively.

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and nonemployee directors are eligible to defer up to 100% of their compensation. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

The liability under this Plan amounted to $89.0 at March 30, 2007, and $83.1 at March 31, 2006. The Company’s expense under the Plan totaled $6.0, $5.8, and $5.2 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

 COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 13—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $345.1, $299.6 and $330.8 for the years ended March 30, 2007, March 31, 2006, and April 1, 2005, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 30, 2007 are as follows:

Fiscal Year	Real Estate	Equipment
2008	$217.3	$84.8
2009	192.7	29.5
2010	160.2	15.4
2011	129.9	4.7
2012	64.5	.8
Thereafter	125.6
	$890.2	$135.2

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from one to five years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2008 through fiscal 2012, are as follows: $435.3, $279.1, $34.3, $53.7 and $.1, respectively.  In addition, the Company also has $39.3 of sublease income to be received through 2017.

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

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units. Generally, guarantees have one-year terms and are renewed annually. CSC guarantees up to $567.1 of such working capital lines; however, as of March 30, 2007, the amount of the maximum potential payment is $51.9, the amount of the related outstanding subsidiary debt. The $51.9 outstanding debt is reflected in the Company’s consolidated financial statements.

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

Note 13—Commitments and Contingencies (Continued)

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, ’HC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute which also involves billings for continued services and counterclaim allegations by Sears of contract breaches is expected to be resolved pursuant to negotiations or legal and arbitration proceedings. As of March 30, 2007, the Company’s investment in net assets associated with the Agreement was approximately $80. These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment. The Company will vigorously pursue recovery for its associated assets and commitments. While the Company expects full recovery of its investments associated with this Agreement, if unsuccessful, the Company may experience a charge, which could be material, associated with the impairment of these assets.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 13—Commitments and Contingencies  (Continued)

The Company has converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling in excess of $1,000 on two U.S. Federal contracts.  Included in current assets on the Company’s balance sheet is approximately $820 of unbilled accounts receivable and deferred costs related to the contracts.  CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions.  The contractual modification process for scope changes has lagged behind the need for CSC to provide critical on-going operational support.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  The Company believes it has a legal basis for pursuing recovery of these REAs/claims and that collection is probable with interest on the claims accruing but not being recognized.  Settlement of the amounts depends on individual circumstances, negotiations with the parties and prosecution of the claims; the Company is unable to predict the timing of resolution of these claims.

Several shareholders of the Company have filed purported derivative actions against the Company, as nominal defendant, as well as certain of CSC's executive officers and directors. These actions generally allege that certain individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of Corporate waste, and committing violations of insider trading laws. They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.

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

Note 14—Stock Incentive Plans

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14—Stock Incentive Plans (Continued)

At March 30, 2007, 4,140,816 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

Stock Options

Information concerning stock options granted under stock incentive plans during fiscal 2007, fiscal 2006 and fiscal 2005 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, at April 2, 2004	18,254,993	$40.23
Granted, market options	3,089,370	39.95
Granted, discounted options	234,341	9.76
Exercised	(3,052,857)	32.69
Canceled/Forfeited/Expired	(699,581)	48.10
Outstanding at April 1, 2005	17,826,266	40.78
Granted	3,084,300	44.49
Exercised	(2,777,353)	34.71
Canceled/Forfeited/Expired	(883,772)	44.45
Outstanding at March 31, 2006	17,249,441	42.36	6.11	$185.3
Granted	3,164,075	55.20
Exercised	(2,567,074)	36.97
Canceled/Forfeited	(488,658)	47.64
Expired	(297,702)	52.33
Outstanding at March 30, 2007	17,060,082	45.23	5.86	140.2
Vested and expected to vest in the future at March 30, 2007	16,845,782	45.14	5.82	139.7
Exercisable at March 30, 2007	11,557,782	43.36	4.59	114.8

	March 30, 2007
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.29 – $34.04	5,494,948	$34.29	5.52	4,766,456	$33.94
$39.10 – $45.61	4,504,100	44.61	6.89	2,798,387	44.84
$45.70 – $55.35	5,256,639	52.37	6.43	2,267,544	49.18
$55.88 – $78.94	1,804,395	59.25	2.67	1,725,395	59.31

The total intrinsic value of options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $43.1, $48.3 and $54.6, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at March 30, 2007 (for options outstanding), or date of exercise, for options exercised during the period less the applicable exercise price.  The total grant date fair value of stock options vested during fiscal 2007, fiscal 2006 and fiscal 2005 was $36.5, $48.0 and $51.7, respectively.

The cash received from stock options exercised during fiscal 2007 was $94.8.  During fiscal 2007 the Company realized income tax benefits of $19.5 and an excess tax benefit of $12.1 related to the exercise of these stock options.

As of March 30, 2007 there was $39.3 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.87 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14—Stock Incentive Plans (Continued)

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

Information concerning stock awards granted under stock incentive plans during fiscal 2007, fiscal 2006 and fiscal 2005 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at April 2, 2004	30,855
Granted	302,797
Released/Redeemed
Forfeited/Canceled
Outstanding at April 1, 2005	333,652
Granted	505,928
Released/Redeemed	(10,589)
Forfeited/Canceled	(33,000)
Outstanding at March 31, 2006	795,991	$42.48
Granted	560,752	55.35
Released/Redeemed	(193,584)	45.13
Forfeited/Canceled	(20,142)	45.22
Outstanding at March 30, 2007	1,143,017	48.30

As of March 30, 2007 there was $36.9 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.82 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At March 30, 2007, 92,383 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14—Stock Incentive Plans (Continued)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2007, fiscal 2006 and fiscal 2005 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at April 2, 2004	68,817
Granted	13,000
Redeemed	(12,532)
Forfeited/Canceled
Outstanding at April 1, 2005	69,285
Granted	11,400
Redeemed	(21,164)
Forfeited/Canceled
Outstanding at March 31, 2006	59,521	$42.45
Granted	14,400	52.39
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at March 30, 2007	73,321	44.44

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

As of March 30, 2007 there was $0.3 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on July 30, 2007.

Note 15—Stockholder Purchase Rights Plan

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 16—Segment and Geographic Information

All of the Company’s business involves operations which provide I/T outsourcing, consulting and system integration services and other professional services. Although the Company presents estimates of revenue by business service and geography, the Company’s expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company aggregates operating segments into two reportable segments that consist of the North American Public Sector (formerly U.S. Federal Sector) and Global Commercial. The Company organizes Global Commercial operating segments by geographies and vertical operations. These operations serve large-scale corporations and organizations in a wide array of industries. The operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical market. Further, operating segments’ service offerings and clientele overlap and the Company draws on multiple operating segments to serve clients.
As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The North American Public Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The Company utilizes uniform accounting policies across all of its operating units (see Note 1). The table below presents financial information for the three fiscal years ended March 30, 2007, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

	Global Commercial Sector	North American Public Sector	Corporate	Total
2007
Revenues	$9,506.3	$5,350.3		$14,856.6
Earnings (loss) before special items, interest and taxes	758.0	363.6	$(72.8)	1,048.8
Depreciation and amortization	915.0	141.2	17.4	1,073.6
Assets	9,476.6	3,685.2	568.7	13,730.5
Capital expenditures for long-lived assets	837.8	74.1	40.9	952.8

2006 – As Restated (1)
Revenues	$9,585.0	$5,054.0		$14,639.0
Earnings (loss) before special items, interest and taxes	665.7	352.7	$(57.7)	960.7
Depreciation and amortization	931.6	142.9	17.3	1,091.8
Assets	8,345.5	3,511.8	1,164.4	13,021.7
Capital expenditures for long-lived assets	1,105.6	85.0	29.9	1,220.5

2005 – As Restated (1)
Revenues	$9,404.1	$4,675.9		$14,080.0
Earnings (loss) before special items, interest and taxes	642.9	313.3	$(104.0)	852.2
Depreciation and amortization	890.6	142.3	18.1	1,051.0
Assets	8,810.2	3,169.7	623.3	12,603.2
Capital expenditures for long-lived assets	1,248.0	185.1	36.2	1,469.3

(1)                 See Note 2, "Restatement of Consolidated Financial Statements.”

Note:
The capital expenditures for long-lived assets disclosed above are reported on a continuing operations basis and therefore may not agree to amounts disclosed in the consolidated statement of cash flows.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 16—Segment and Geographic Information (Continued)

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:

	Fiscal Year
	2007	2006	2005
		As Restated (1)	As Restated (1)
Earnings before special items, interest and taxes	$1,048.8	$960.7	$852.2
Interest expense	(175.2)	(120.9)	(159.4)
Interest income	49.5	40.8	16.1
Special items	(316.1)	(77.3)	(28.6)
Income before taxes	$607.0	$803.3	$680.3

(1)                 See Note 2, "Restatement of Consolidated Financial Statements.”

The earnings before special items, interest and taxes provide useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 30, 2007 is as follows:

	Fiscal Year
	2007		2006		2005
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
			As Restated (1)		As Restated (1)
United States	$9,223.2	$1,392.8	$9,101.7	$1,372.2	$8,527.0	$1,340.3
Europe:
United Kingdom	1,900.3	533.2	2,005.1	393.5	2,083.0	378.0
Other Europe	2,246.0	281.1	2,171.7	244.1	2,242.7	298.3
Other International	1,487.1	332.0	1,360.5	310.3	1,227.3	348.8
Total	$14,856.6	$2,539.1	$14,639.0	$2,320.1	$14,080.0	$2,365.4

(1)                 See Note 2, "Restatement of Consolidated Financial Statements.”

The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 36%, 35% and 33% of the Company’s revenues for fiscal 2007, 2006 and 2005, respectively. At March 30, 2007, approximately 46% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2007, fiscal 2006 or fiscal 2005.

Note 17—Agreements with Equifax

The Company has an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the Bureaus) are affiliated credit bureaus of ECIS and utilize ECIS’ credit database to provide credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for storing and maintaining the files and for each report supplied by the ECIS system.

Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase CSC’s credit reporting business (Credit Reporting Put Option). The option requires six months’ advance notice and expires on August 1, 2013. The exercise price of the option is equal to the appraised value of the credit reporting business.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 17—Agreements with Equifax  (Continued)

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

Note 18—Subsequent Events

On April 25, 2007, the Company announced an agreement to acquire Covansys Corporation for $34.00 per share in an all-cash transaction. The transaction is valued at approximately $1.3 billion.  The agreement was approved by the Board of Directors of CSC. The Covansys Board of Directors has approved the agreement and recommends that Covansys stockholders approve the merger. The transaction is expected to be completed during the second quarter of CSC's fiscal year 2008.  Covansys is an information technology services company specializing in industry-specific solutions, strategic outsourcing and integration services.  Covansys is known for strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys will increase the Company’s delivery capabilities in India, and accelerate development of strategic offshore offerings.

COMPUTER SCIENCES CORPORATION
Quarterly Financial Information (Unaudited)

	Fiscal 2007
In millions except per-share amount *	1st Quarter (2) (3)	2nd Quarter (2)	3rd Quarter(2)	4th Quarter(2)
	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$3,561.1	$3,609.1	$3,640.6	$4,045.8
Cost of services (excluding depreciation and amortization)	2,883.1	2,896.4	2,903.1	3,135.3
Income from continuing operations before taxes	(19.7)	140.5	168.0	318.1
Income from continuing operations	(59.2)	88.7	109.6	249.7
Net Income	(59.2)	88.7	109.6	249.7
Earnings per common share:
Basic	$(0.32)	$0.52	$0.64	$1.44
Diluted	$(0.31)	$0.51	$0.62	$1.42

	Fiscal 2006
In millions except per-share amount *	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	As Restated (1) (5) (6)	As Restated (1) (4)	As Restated (1) (6)	As Restated (1) (4)
Revenues	$3,587.1	$3,579.2	$3,581.1	$3,891.7
Cost of services (excluding depreciation and amortization)	2,926.7	2,878.0	2,851.4	3,067.9
Income from continuing operations before taxes	161.3	140.8	232.4	268.7
Income from continuing operations	92.6	78.9	136.5	163.1
Discontinued operations, net of taxes	22.9		38.4
Cumulative effect of change in accounting principle, net of taxes				(4.3)
Net Income	115.5	78.9	174.9	158.8
Earnings per common share:
Continuing operations	$0.50	$0.43	$0.73	$0.87
Discontinued operations, net of taxes	0.12		0.21
Cumulative effect of change in accounting principle, net of taxes				(0.02)
Basic*	$0.62	$0.43	$0.94	$0.85
Continuing operations	$0.49	$0.42	$0.73	$0.86
Discontinued operations, net of taxes	0.12		0.20
Cumulative effect of change in accounting principle, net of taxes				(0.02)
Diluted*	$0.62	$0.42	$0.93	$0.84
* Amounts may not add as a result of rounding.

A discussion of “Special Items” is included in Note 7 and a discussion of discontinued operations and the gain on sale of discontinued operations is included in Note 3 to the consolidated financial statements.

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.
(2)	Includes pre-tax restructuring charges of $215.0, $40.2, $42.0, and $36.2 million for the 1st, 2nd, 3rd, and 4th quarters, respectively.
(3)	Includes a pre-tax $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the 1st quarter of fiscal 2007.
(4)	Includes a pre-tax $52.0, and $25.2 million Nortel networks impairment charge for the 2nd and 4th quarters, respectively during fiscal 2006.
(5)
Includes a pre-tax realized gain of $22.9 million attributed to the exchange of the Company’s CSC Health Plan Solutions (HPS) business of DST Systems, Inc. in discontinued operations, which shares were valued at $324.6 million and included in treasury stock during 1st quarter of fiscal 2006.

(6)	Includes a pre-tax $65.5 million gain on the sale of DynCorp International (DI) in discontinued operations during the 3rd quarter of fiscal 2006.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended July 1, 2005:

	First Quarter Ended July 1, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,582.5	$4.6				$3,587.1

Costs of services (excludes depreciation and amortization)	2,926.7					2,926.7
Selling, general and administrative	205.1		$0.3	$1.0		206.4
Depreciation and amortization	269.7					269.7
Interest expense	24.1			4.2		28.3
Interest income	(5.3)					(5.3)
Special items
Total costs and expenses	3,420.3		0.3	5.2		3,425.8

Income before taxes	162.2	4.6	(0.3)	(5.2)		161.3
Taxes on income	53.5	1.8	(0.1)	13.5		68.7
Income from continuing operations	108.7	2.8	(0.2)	(18.7)		92.6
Discontinued operations, net of taxes	22.9					22.9
Cumulative effect of change in accounting principle, net of taxes
Net income	$131.6	$2.8	$(0.2)	$(18.7)		$115.5

Earnings per share:
Continuing operations	$0.59	$0.02		$(0.10)		$0.50
Discontinued operations	0.12					0.12
Cumulative effect of change in accounting principle, net of taxes
Basic*	$0.71	$0.02		$(0.10)		$0.62

Continuing operations	$0.58	$0.01		$(0.10)		$0.49
Discontinued operations	0.12					0.12
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$0.70	$0.01		$(0.10)		$0.62
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended September 30, 2005:

	Second Quarter Ended September 30, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,572.6	$6.6				$3,579.2

Costs of services (excludes depreciation and amortization)	2,876.7		$1.3			2,878.0
Selling, general and administrative	207.8		3.8	$1.0		212.6
Depreciation and amortization	274.7					274.7
Interest expense	25.9			4.2		30.1
Interest income	(9.0)					(9.0)
Special items	52.0					52.0
Total costs and expenses	3,428.1		5.1	5.2		3,438.4

Income before taxes	144.5	6.6	(5.1)	(5.2)		140.8
Taxes on income	45.0	2.6	(1.7)	16.0		61.9
Income from continuing operations	99.5	4.0	(3.4)	(21.2)		78.9
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes
Net income	$99.5	$4.0	$(3.4)	$(21.2)		$78.9

Earnings per share:
Continuing operations	$0.54	$0.02	$(0.02)	$(0.11)		$0.43
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Basic*	$0.54	$0.02	$(0.02)	$(0.11)		$0.43

Continuing operations	$0.53	$0.02	$(0.02)	$(0.11)		$0.42
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$0.53	$0.02	$(0.02)	$(0.11)		$0.42
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended December 30, 2005:

	Third Quarter Ended December 30, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,577.0	$4.1				$3,581.1

Costs of services (excludes depreciation and amortization)	2,850.0		$1.4			2,851.4
Selling, general and administrative	207.7		5.7	$1.0		214.4
Depreciation and amortization	267.9					267.9
Interest expense	24.6			4.2		28.8
Interest income	(13.8)					(13.8)
Special items
Total costs and expenses	3,336.4		7.1	5.2		3,348.7

Income before taxes	240.6	4.1	(7.1)	(5.2)		232.4
Taxes on income	75.5	1.6	(1.4)	20.2		95.9
Income from continuing operations	165.1	2.5	(5.7)	(25.4)		136.5
Discontinued operations, net of taxes	38.4					38.4
Cumulative effect of change in accounting principle, net of taxes
Net income	$203.5	$2.5	$(5.7)	$(25.4)		$174.9

Earnings per share:
Continuing operations	$0.89	$0.01	$(0.03)	$(0.14)		$0.73
Discontinued operations	0.21					0.21
Cumulative effect of change in accounting principle, net of taxes
Basic*	$1.10	$0.01	$(0.03)	$(0.14)		$0.94

Continuing operations	$0.88	$0.01	$(0.03)	$(0.13)		$0.73
Discontinued operations	0.20					0.20
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$1.08	$0.01	$(0.03)	$(0.13)		$0.93
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended March 31, 2006:

	Fourth Quarter Ended March 31, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,883.5	$8.2				$3,891.7

Costs of services (excludes depreciation and amortization)	3,066.4		$1.6		$(0.1)	3,067.9
Selling, general and administrative	221.6		6.6	$1.0		229.2
Depreciation and amortization	279.5					279.5
Interest expense	29.6			4.2		33.8
Interest income	(12.7)					(12.7)
Special items	25.3					25.3
Total costs and expenses	3,609.7		8.2	5.2	(0.1)	3,623.0

Income before taxes	273.8	8.2	(8.2)	(5.2)	0.1	268.7
Taxes on income	70.1	3.2	(2.2)	34.5		105.6
Income from continuing operations	203.7	5.0	(6.0)	(39.7)	0.1	163.1
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes	(4.3)					(4.3)
Net income	$199.4	$5.0	$(6.0)	$(39.7)	$0.1	$158.8

Earnings per share:
Continuing operations	$1.08	$0.03	$(0.03)	$(0.21)		$0.87
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes	(.02)					(.02)
Basic*	$1.07	$0.03	$(0.03)	$(0.21)		$0.85

Continuing operations	$1.08	$0.03	$(0.03)	$(0.21)		$0.86
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes	(.02)					(.02)
Diluted*	$1.05	$0.03	$(0.03)	$(0.21)		$0.84
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended June 30, 2006:

	First Quarter Ended June 30, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,556.2	$4.9				$3,561.1

Costs of services (excludes depreciation and amortization)	2,883.3		$(0.2)			2,883.1
Selling, general and administrative	227.6			$0.5		228.1
Depreciation and amortization	260.9					260.9
Interest expense	30.7			7.1		37.8
Interest income	(26.0)					(26.0)
Special items	196.9					196.9
Total costs and expenses	3,573.4		(0.2)	7.6		3,580.8

(Loss) income before taxes	(17.2)	4.9	0.2	(7.6)		(19.7)
Taxes on income	38.1	1.9	0.1	(0.6)		39.5
(Loss) income from continuing operations	(55.3)	3.0	0.1	(7.0)		(59.2)
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes
Net (loss) income	$(55.3)	$3.0	$0.1	$(7.0)		$(59.2)

Earnings per share:
Continuing operations	$(0.29)	$0.02		$(0.04)		$(0.32)
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Basic*	$(0.29)	$0.02		$(0.04)		$(0.32)

Continuing operations	$(0.29)	$0.02		$(0.04)		$(0.31)
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$(0.29)	$0.02		$(0.04)		$(0.31)
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended September 29, 2006:

	Second Quarter Ended September 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,605.2	$3.9				$3,609.1

Costs of services (excludes depreciation and amortization)	2,896.4					2,896.4
Selling, general and administrative	226.5			$0.5		227.0
Depreciation and amortization	266.3					266.3
Interest expense	38.3			7.1		45.4
Interest income	(7.5)					(7.5)
Special items	41.0					41.0
Total costs and expenses	3,461.0			7.6		$3,468.6

Income before taxes	144.2	3.9		(7.6)		140.5
Taxes on income	50.8	1.5		(0.5)		51.8
(Loss) income from continuing operations	93.4	2.4		(7.1)		88.7
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes
Net (loss) income	$93.4	$2.4		$(7.1)		$88.7

Earnings per share:
Continuing operations	$0.54	$0.01		$(0.04)		$0.52
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Basic*	$0.54	$0.01		$(0.04)		$0.52

Continuing operations	$0.53	$0.01		$(0.04)		$0.51
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$0.53	$0.01		$(0.04)		$0.51
* Amounts may not add as a result of rounding.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended December 29, 2006:

	Third Quarter Ended December 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated

Revenues	$3,636.9	$3.7				$3,640.6

Costs of services (excludes depreciation and amortization)	2,903.1					2,903.1
Selling, general and administrative	227.9			$.5		228.4
Depreciation and amortization	262.0					262.0
Interest expense	38.4			7.1		45.5
Interest income	(8.4)					(8.4)
Special items	42.0					42.0
Total costs and expenses	3,465.0			7.6		3,472.6

Income before taxes	171.9	3.7		(7.6)		168.0
Taxes on income	57.1	1.5		(0.2)		58.4
(Loss) income from continuing operations	114.8	2.2		(7.4)		109.6
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes
Net (loss) income	$114.8	$2.2		$(7.4)		$109.6

Earnings per share:
Continuing operations	$0.67	$0.01		$(0.04)		$0.64
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Basic*	$0.67	$0.01		$(0.04)		$0.64

Continuing operations	$0.65	$0.01		$(0.04)		$0.62
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes
Diluted*	$0.65	$0.01		$(0.04)		$0.62
* Amounts may not add as a result of rounding.

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of July 1, 2005:

	July 1, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$427.3					$427.3
Receivables	3,722.9	$(18.7)				3,704.2
Prepaid expenses and other current assets	1,157.8					1,157.8
Total current assets	5,308.0	(18.7)				5,289.3
Property and equipment, net	2,368.7					2,368.7
Outsourcing contract costs, net	1,288.5					1,288.5
Software, net	459.4					459.4
Goodwill, net of accumulated amortization	2,297.2					2,297.2
Other assets	475.2	(32.7)	$20.5	$4.0		467.0
Total assets	$12,197.0	$(51.4)	$20.5	$4.0		$12,170.1

LIABILITIES
Short-term debt and current maturities of long-term debt	$67.5					$67.5
Accounts payable	692.3					692.3
Accrued payroll and related costs	716.8				$1.2	718.0
Other accrued expenses	1,296.1			$67.3		1,363.4
Deferred revenue	600.1	$7.1				607.2
Federal, state, and foreign income taxes	403.2	(23.1)		89.3	(.5)	468.9
Total current liabilities	3,776.0	(16.0)		156.6	0.7	3,917.3

Long-term debt, net	1,301.6					1,301.6
Other long-term liabilities	924.4			28.3		952.7

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 192,398,328 (2006) and 191,662,208 (2005)	192.4					192.4
Additional paid-in capital	1,699.7		65.6		(2.6)	1,762.7
Earnings retained for use in business	4,539.7	(35.4)	(45.1)	(180.9)	1.9	4,280.2
Accumulated other comprehensive income	140.6					140.6
	6,572.4	(35.4)	20.5	(180.9)	(0.7)	6,375.9
Less common stock in treasury, at cost, 7,652,138 shares (2006) and 455,242 shares (2005)	(347.0)					(347.0)
Unearned restricted stock	(30.4)					(30.4)
Total stockholders' equity	6,195.0	(35.4)	20.5	(180.9)	(0.7)	5,998.5
Total liabilities and stockholders' equity	$12,197.0	$(51.4)	$20.5	$4.0		$12,170.1

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of September 30, 2005:

	September 30, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$404.6					$404.6
Receivables	3,724.1	$(16.5)				3,707.6
Prepaid expenses and other current assets	1,305.1					1,305.1
Total current assets	5,433.8	(16.5)				5,417.3
Property and equipment, net	2,359.6					2,359.6
Outsourcing contract costs, net	1,196.7					1,196.7
Software, net	467.1					467.1
Goodwill, net of accumulated amortization	2,289.3					2,289.3
Other assets	455.3	(28.9)	$22.1	$3.6		452.1
Total assets	$12,201.8	$(45.4)	$22.1	$3.6		$12,182.1

LIABILITIES
Short-term debt and current maturities of long-term debt	$72.1					$72.1
Accounts payable	637.1					637.1
Accrued payroll and related costs	625.6				$1.2	626.8
Other accrued expenses	1,268.6			$72.5		1,341.1
Deferred revenue	629.4	$6.5				635.9
Federal, state, and foreign income taxes	406.3	(20.5)		104.2	(0.5)	489.5
Total current liabilities	3,639.1	(14.0)		176.7	0.7	3,802.5

Long-term debt, net	1,301.3					1,301.3
Other long-term liabilities	979.1			29.0		1,008.1

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 192,631,751 (2006) and 191,662,208 (2005)	192.6					192.6
Additional paid-in capital	1,708.3		70.6		(2.6)	1,776.3
Earnings retained for use in business	4,639.2	(31.4)	(48.5)	(202.1)	1.9	4,359.1
Accumulated other comprehensive income	117.6					117.6
	6,657.7	(31.4)	22.1	(202.1)	(0.7)	6,445.6
Less common stock in treasury, at cost, 7,652,138 shares (2006) and 455,242 shares (2005)	(347.0)					(347.0)
Unearned restricted stock	(28.4)					(28.4)
Total stockholders' equity	6,282.3	(31.4)	22.1	(202.1)	(0.7)	6,070.2
Total liabilities and stockholders' equity	$12,201.8	$(45.4)	$22.1	$3.6		$12,182.1

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of December 30, 2005:

	December 30, 2005
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$773.2					$773.2
Receivables	3,714.9	$(16.0)				3,698.9
Prepaid expenses and other current assets	1,423.0					1,423.0
Total current assets	5,911.1	(16.0)				5,895.1
Property and equipment, net	2,355.1					2,355.1
Outsourcing contract costs, net	1,161.2					1,161.2
Software, net	458.7					458.7
Goodwill, net of accumulated amortization	2,293.2					2,293.2
Other assets	444.5	(26.0)	$23.3	$2.8		444.6
Total assets	$12,623.8	$(42.0)	$23.3	$2.8		$12,607.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$115.3					$115.3
Accounts payable	615.3					615.3
Accrued payroll and related costs	647.8				$1.2	649.0
Other accrued expenses	1,422.3			$77.9		1,500.2
Deferred revenue	647.1	$5.8				652.9
Federal, state, and foreign income taxes	494.2	(18.9)		122.4	(0.5)	597.2
Total current liabilities	3,942.0	(13.1)		200.3	0.7	4,129.9

Long-term debt, net	1,321.6					1,321.6
Other long-term liabilities	851.9			30.0		881.9

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 193,865,395 (2006) and 191,662,208 (2005)	193.9					193.9
Additional paid-in capital	1,756.0		77.5		(2.6)	1,830.9
Earnings retained for use in business	4,842.7	(28.9)	(54.2)	(227.5)	1.9	4,534.0
Accumulated other comprehensive income	88.8					88.8
	6,881.4	(28.9)	23.3	(227.5)	(0.7)	6,647.6
Less common stock in treasury, at cost, 7,652,657 shares (2006) and 455,242 shares (2005)	(347.1)					(347.1)
Unearned restricted stock	(26.0)					(26.0)
Total stockholders' equity	6,508.3	(28.9)	23.3	(227.5)	(0.7)	6,274.5
Total liabilities and stockholders' equity	$12,623.8	$(42.0)	$23.3	$2.8		$12,607.9

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of June 30, 2006:

	June 30, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$1,008.0					$1,008.0
Receivables	4,012.9	$(11.9)				4,001.0
Prepaid expenses and other current assets	1,250.2					1,250.2
Total current assets	6,271.1	(11.9)				6,259.2
Property and equipment, net	2,392.9					2,392.9
Outsourcing contract costs, net	1,116.6					1,116.6
Software, net	455.8					455.8
Goodwill, net of accumulated amortization	2,339.5					2,339.5
Other assets	465.1	(18.3)	$25.3	$4.2		476.3
Total assets	$13,041.0	$(30.2)	$25.3	$4.2		$13,040.3

LIABILITIES
Short-term debt and current maturities of long-term debt	$86.8					$86.8
Accounts payable	597.5					597.5
Accrued payroll and related costs	750.1				$1.1	751.2
Other accrued expenses	1,933.6			$90.6		2,024.2
Deferred revenue	578.6	$4.7				583.3
Federal, state, and foreign income taxes	612.4	(13.8)	$0.4	156.6	(0.5)	755.1
Total current liabilities	4,559.0	(9.1)	0.4	247.2	0.6	4,798.1

Long-term debt, net	1,397.3					1,397.3
Other long-term liabilities	737.1			31.2		768.3

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	186.5					186.5
Additional paid-in capital	1,753.3		85.0		(2.7)	1,835.6
Earnings retained for use in business	4,581.6	(21.1)	(60.1)	(274.2)	2.1	4,228.3
Accumulated other comprehensive income	175.3					175.3
	6,696.7	(21.1)	24.9	(274.2)	(0.6)	6,425.7
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(349.1)					(349.1)
Unearned restricted stock
Total stockholders' equity	6,347.6	(21.1)	24.9	(274.2)	(0.6)	6,076.6
Total liabilities and stockholders' equity	$13,041.0	$(30.2)	$25.3	$4.2		$13,040.3

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of September 29, 2006:

	September 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$703.2				$703.2
Receivables	3,922.9	$(10.6)			3,912.3
Prepaid expenses and other current assets	1,388.7				1,388.7
Total current assets	6,014.8	(10.6)			6,004.2
Property and equipment, net	2,404.5				2,404.5
Outsourcing contract costs, net	1,067.0				1,067.0
Software, net	456.0				456.0
Goodwill, net of accumulated amortization	2,369.6				2,369.6
Other assets	484.9	(16.2)	$7.0		475.7
Total assets	$12,796.8	$(26.8)	$7.0		$12,777.0

LIABILITIES
Short-term debt and current maturities of long-term debt	$697.5				$697.5
Accounts payable	639.5				639.5
Accrued payroll and related costs	611.3			$1.1	612.4
Other accrued expenses	1,415.5		$98.2		1,513.7
Deferred revenue	567.1	$4.1			571.2
Federal, state, and foreign income taxes	588.1	(12.2)	159.0	(0.5)	734.4
Total current liabilities	4,519.0	(8.1)	257.2	0.6	4,768.7

Long-term debt, net	1,425.5				1,425.5
Other long-term liabilities	796.9		31.1		828.0

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	179.7				179.7
Additional paid-in capital	1,800.9			(2.7)	1,798.2
Earnings retained for use in business	4,189.2	(18.7)	(281.3)	2.1	3,891.3
Accumulated other comprehensive income	236.6				236.6
	6,406.4	(18.7)	(281.3)	(0.6)	6,105.8
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(351.0)				(351.0)
Unearned restricted stock
Total stockholders' equity	6,055.4	(18.7)	(281.3)	(0.6)	5,754.8
Total liabilities and stockholders' equity	$12,796.8	$(26.8)	$7.0		$12,777.0

The following table presents the effects of the restatement to the Company’s consolidated condensed balance sheet as of December 29, 2006:

	December 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Other	As Restated
ASSETS
Cash and cash equivalents	$726.0				$726.0
Receivables	3,960.7	$(9.6)			3,951.1
Prepaid expenses and other current assets	1,487.2				1,487.2
Total current assets	6,173.9	(9.6)			6,164.3
Property and equipment, net	2,439.4				2,439.4
Outsourcing contract costs, net	1,047.4				1,047.4
Software, net	465.5				465.5
Goodwill, net of accumulated amortization	2,491.6				2,491.6
Other assets	502.9	(14.2)	$9.9		498.6
Total assets	$13,120.7	$(23.8)	$9.9		$13,106.8

LIABILITIES
Short-term debt and current maturities of long-term debt	$587.1				$587.1
Accounts payable	552.9				552.9
Accrued payroll and related costs	665.1			$1.1	666.2
Other accrued expenses	1,605.6		$105.8		1,711.4
Deferred revenue	589.0	$3.6			592.6
Federal, state, and foreign income taxes	617.0	(10.9)	161.7	(0.5)	767.3
Total current liabilities	4,616.7	(7.3)	267.5	0.6	4,877.5

Long-term debt, net	1,421.8				1,421.8
Other long-term liabilities	804.8		31.1		835.9

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	180.5				180.5
Additional paid-in capital	1,844.8			(2.6)	1,842.2
Earnings retained for use in business	4,304.1	(16.5)	(288.7)	2.0	4,000.9
Accumulated other comprehensive income	301.5				301.5
	6,630.9	(16.5)	(288.7)	(0.6)	6,325.1
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(353.5)				(353.5)
Unearned restricted stock
Total stockholders' equity	6,277.4	(16.5)	(288.7)	(0.6)	5,971.6
Total liabilities and stockholders' equity	$13,120.7	$(23.8)	$9.9		$13,106.8

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended March 30, 2007

(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other (1)	Deductions	Balance, end of period
Year ended March 30, 2007
Allowance for doubtful receivables	$68.4	$5.5	$.1	$16.0	$58.0
Year ended March 31, 2006
Allowance for doubtful receivables	53.1	28.7	2.5	15.9	68.4
Year ended April 1, 2005
Allowance for doubtful receivables	49.4	10.7	5.8	12.8	53.1

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

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

The Company has completed the investigation of its stock option grant practices, as reported by the Company in the Form 8-K filed February 28, 2007 with the Securities and Exchange Commission.  The investigation resulted in adjustments to the Company’s previously issued financial statements (refer to Note 2 to the consolidated financial statements included herein).  The Company has concluded these adjustments resulted from control deficiencies which existed in prior years over the stock option grant process, but which the Company believes were remediated subsequent to December 29, 2006.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of March 30, 2007.  We have identified the following material weakness in our internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.  This material weakness and the resulting restatement are further discussed in the Management Report on Internal Control over Financial Reporting and in Note 2 to the consolidated financial statements.  As a result of this material weakness, the Company has concluded that its disclosure controls and procedures were not effective as of March 30, 2007. See “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 49 and 50 through 52 of this Annual Report on Form 10-K.

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

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company has initiated remediation measures to address the material weakness over the accounting for income taxes.  These measures include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12, 13 and 14 reference is made to the sections entitled “Stock Ownership,” “Proposal 1—Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2007. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the captions “Compensation Committee Report” and “Stock Performance.”

PART IV

Item 15. Exhibits, and Financial Statement Schedule

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report. See the index on page 48.

(3) Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of April 25, 2007, by and among Computer Sciences Corporation, Surfside Acquisition Corp. and Covansys Corporation  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007)

3.1
Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2
Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

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

Exhibit Number	Description of Exhibit
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

10.17	Retirement Agreement with Van B. Honeycutt, effective May 21, 2007* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2007)
10.18	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)
10.19	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)
10.20	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.21	2006 Non-Employee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006
10.22	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)
10.23	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)
10.24
Rights Agreement dated February 18, 1998, as amended and restated effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005)

10.25	Credit Agreement dated as of August 23, 2006 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2006)
10.26
Accelerated Share Repurchase Transaction – VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (1) (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.27
Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company.(1) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

* Management contract or compensatory plan or agreement

(1)           Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Dated: June 13, 2007
	By:	/s/ Michael W. Laphen
Michael W. Laphen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. LAPHEN Michael W. Laphen	Chief Executive Officer (Principal Executive Officer)	June 13, 2007

/s/ MICHAEL E. KEANE Michael E. Keane	Vice President, Chief Financial Officer (Principal Financial Officer)	June 13 2007

/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 13, 2007

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Chairman	June 13, 2007

/s/ IRVING W. BAILEY, II Irving W. Bailey, II	Director	June 13, 2007

/s/ DAVID J. BARRAM David J. Barram	Director	June 13, 2007

/s/ STEPHEN L. BAUM Stephen L. Baum	Director	June 13, 2007

/s/ RODNEY F. CHASE Rodney F. Chase	Director	June 13, 2007

/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	June 13, 2007

/s/ THOMAS H. PATRICK Thomas H. Patrick	Director	June 13, 2007