Form 10-Q
period 2007-06-29
COMPUTER SCIENCES CORP
filed 2008-01-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2007

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

163,638,116 shares of Common Stock, $1.00 par value, were outstanding on December 28, 2007.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Statements of Income, Three Months Ended June 29, 2007 and June 30, 2006, as restated	1

	Consolidated Condensed Balance Sheets, June 29, 2007 and March 30, 2007	2

	Consolidated Condensed Statements of Cash Flows Three Months Ended June 29, 2007 and June 30, 2006, as restated	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 6.	Exhibits	50

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	June 29, 2007	June 30, 2006
		As Restated (1)
Revenues	$3,837.9	$3,561.1

Costs of services (excludes depreciation and amortization)	3,098.1	2,879.3
Selling, general and administrative	240.6	227.6
Depreciation and amortization	279.0	260.9
Interest expense	29.2	47.9
Interest income	(9.5)	(26.0)
Special items	49.0	196.9
Other (income) expense	(18.2)	(4.4)

Total costs and expenses	3,668.2	3,582.2

Income (loss) before taxes	169.7	(21.1)
Taxes on income	61.6	38.8

Net income (loss)	$108.1	$(59.9)

Earnings (loss) per share:

Basic	$0.62	$(0.32)

Diluted*	$0.61	$(0.32)

________________
* Amounts may not add as a result of rounding.

(1)	See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	June 29, 2007	Mar. 30, 2007
ASSETS
Cash and cash equivalents	$1,829.4	$1,050.1
Receivables	4,393.9	4,187.4
Prepaid expenses and other current assets	1,536.8	1,464.0
Total current assets	7,760.1	6,701.5

Property and equipment, net	2,547.5	2,539.1
Outsourcing contract costs, net	1,008.6	1,029.5
Software, net	510.2	513.3
Goodwill	2,516.6	2,500.1
Other assets	426.4	456.7
Total assets	$14,769.4	$13,740.2

LIABILITIES
Short-term debt and current maturities of long-term debt	$383.8	$93.7
Accounts payable	626.2	855.7
Accrued payroll and related costs	803.5	732.5
Other accrued expenses	1,481.7	2,014.1
Deferred revenue	892.7	1,025.5
Income taxes payable and deferred income taxes	308.3	934.6
Total current liabilities	4,496.2	5,656.1

Long-term debt, net	2,496.7	1,412.2
Income tax liabilities and deferred income taxes	1,092.7
Other long-term liabilities	1,081.3	1,131.9
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 182,336,879 (2008) and 181,105,129 (2007)	182.3	181.1
Additional paid-in capital	1,947.7	1,876.3
Earnings retained for use in business	4,075.8	4,140.9
Accumulated other comprehensive income (loss)	(244.9)	(304.3)
	5,960.9	5,894.0
Less common stock in treasury, at cost, 7,865,509 shares (2008) and 7,787,140 shares (2007)	(358.4)	(354.0)
Total stockholders' equity	5,602.5	5,540.0
Total liabilities and stockholders' equity	$14,769.4	$13,740.2

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	June 29, 2007	June 30, 2006
		As Restated (1)
Cash flows from operating activities:
Net income (loss)	$108.1	$(59.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization and other non-cash charges	303.6	290.8
Gain on disposition, net of taxes	(2.5)	(12.2)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(308.1)	(352.5)
Decrease in liabilities	(506.8)	(78.6)

Net cash used in operating activities	(405.7)	(212.4)

Investing activities:
Purchases of property and equipment	(190.0)	(199.4)
Outsourcing contracts	(35.8)	(17.0)
Software	(33.4)	(36.7)
Other investing cash flows	15.5	165.8

Net cash used in investing activities	(243.7)	(87.3)

Financing activities:
Borrowings under lines of credit	56.2	123.8
Repayment on lines of credit	(63.1)	(130.2)
Principal payments on long-term debt	(11.4)	(8.1)
Proceeds from debt issuance	1,391.3
Proceeds from stock option and other common stock transactions	45.0	32.1
Repurchase of common stock	(4.4)
Excess tax benefit from stock-based compensation	5.0	1.7
Other financing cash flows	.2	(4.3)

Net cash provided by financing activities	1,418.8	15.0

Effect of exchange rate changes on cash and cash equivalents	9.9	2.0

Net increase (decrease) in cash and cash equivalents	779.3	(282.7)

Cash and cash equivalents at beginning of year	1,050.1	1,290.7

Cash and cash equivalents at end of period	$1,829.4	$1,008.0

(1)	See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 30, 2007.  In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Restatement of Unaudited Consolidated Condensed Financial Statements

The Company has restated the accompanying consolidated condensed statements of income and cash flows for the three months ended June 30, 2006.  The restatement relates to 1) the completion of the Company’s investigation of its stock option granting practices, 2) the correction of errors relating to the accounting for income taxes, 3) the recognition of revenue for the sale of licenses for a software product, 4) the correction of errors related to the accounting for foreign currency translation on certain intracompany balances and 5) the correction of miscellaneous immaterial errors and the reclass of foreign currency gains and losses and gains and losses on the disposal of certain assets to other income.  These adjustments increased the reported loss before taxes by $3.9 and increased the net loss by $4.6 for the three months ended June 30, 2006.

Revenue Recognition

The Company determined that it did not correctly apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” with respect to the sale of licenses for a software product.  As a result, the Company overstated revenue, unbilled receivables, and understated deferred revenue related to this product in fiscal years prior to 2005 and understated revenue for subsequent periods.  The Company has restated the accompanying consolidated condensed financial statements for the quarter ended June 30, 2006 to record additional revenue and the related tax effects.

Foreign Currency

The Company identified errors in accounting for the effect of foreign currency exchange rate movements on intracompany balances.  These errors include improperly recording foreign currency gains and losses in the cumulative translation adjustment account.  These foreign currency gains and losses were primarily from long-term intracompany notes and should have been recorded in income.  As a result of the foreign currency gains the Company released a portion of the valuation allowance against certain net operating losses which offset the income tax effect of the foreign currency gains.  The Company has restated the accompanying consolidated condensed financial statements for the quarter ended June 30, 2006 to record foreign currency gains and losses on intracompany balances.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Income Taxes

The Company identified errors related to the accounting for income taxes in prior periods.  The errors affecting income tax expense for the first quarter of fiscal 2007 were related to the accounting for U.S.income tax liabilities related to foreign operations and the reporting of certain general and administrative costs in the Company’s U.S.federal tax return as well as a number of immaterial miscellaneous errors.  The Company also identified a number of other errors related to income taxes which did not affect income tax expense for the period but did result in the accrual of interest and penalties which had not been previously recorded for first quarter of fiscal 2007.  As a result, the Company has restated the accompanying consolidated condensed financial statements for the quarter ended June 30, 2006 to record additional penalties, interest and income tax expense.

Other

The Company has reclassified immaterial gains and losses from the disposition of immaterial businesses, the disposition of non-operating assets and investment securities, as well as foreign currency gains and losses, from revenue and cost of services to other income.

Stock Options

In July 2006, the Company established a special committee, comprised of the two most recently elected independent directors (the Special Committee), to manage and supervise an investigation into the Company’s stock option grant practices between March 1, 1996 and July 31, 2006 (the Relevant Period).  Together with its independent counsel and forensic accountants, the Special Committee conducted an extensive review of stock option grants made by the Company during the Relevant Period, which covered 13,564 grants. The results of the investigation are fully described in the Company’s Form 10-K/A for the year ended March 30, 2007.  As a result of errors identified by the investigation, the Company has restated the accompanying consolidated condensed financial statements for the three months ended June 30, 2006 to reduce non-cash stock-based compensation expense and record the related income tax effects.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Summary of Adjustments to the Consolidated Condensed Financial Statements

The following tables present the effects of the restatement adjustments on the Company’s previously reported consolidated condensed statement of income for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
		Adjustments
	As Reported	Revenue Recognition	Stock Options	Income Tax	Foreign Currency	Other	As Restated
Revenues	$3,556.2	$4.9					$3,561.1

Costs of services (excludes depreciation and amortization)	2,883.3		$(0.2)			$(3.8)	2,879.3
Selling, general and administrative	227.6						227.6
Depreciation and amortization	260.9						260.9
Interest expense	30.7			$17.2			47.9
Interest income	(26.0)						(26.0)
Special items	196.9						196.9
Other income					$(8.2)	3.8	(4.4)
Total costs and expenses	3,573.4		(0 .2)	17.2	(8.2)		3,582.2

(Loss) income before taxes	(17.2)	4.9	0.2	(17.2)	8.2		(21.1)
Taxes on income	38.1	1.9	0.1	(4.6)	3.3		38.8
Net (loss) income	$(55.3)	$3.0	$0.1	$(12.6)	4.9		$(59.9)
Earnings per share:
Basic	$(0.29)	$0.02		$(0.07)	$0.03		$(0.32)
Diluted*	$(0.29)	$0.02		$(0.07)	$0.03		$(0.32)
___________
* Amounts may not add due to rounding.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Adjustments to the consolidated condensed statement of cash flow for the quarter ended June 30, 2006:

	Three Months Ended June 30, 2006
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(55.3)	$(4.6)	$(59.9)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization and other non-cash charges	299.1	(8.3)	290.8
Gain on dispositions, net of tax	(12.2)		(12.2)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(347.0)	(5.5)	(352.5)
Decrease in liabilities	(97.0)	18.4	(78.6)
Net cash used in operating activities	$(212.4)		$(212.4)

Note 2 – Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	June 29, 2007	June 30, 2006
		As Restated (1)
Net income (loss)	$108.1	$(59.9)
Common share information:
Average common shares outstanding for basic EPS	173.876	187.536
Dilutive effect of stock options	3.569
Shares for diluted EPS	177.445	187.536
Basic EPS	$0.62	$(0.32)
Diluted EPS*	$0.61	$(0.32)
___________
* Amounts may not add up due to rounding.

(1)	See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the current period presented.  The number of such options was 4,980,977 for the three months ended June 29, 2007.  As a result of the net loss for the three months ended June 30, 2006, 4,109,208 of common stock equivalents were antidilutive and were not included in the computation of dilutive EPS for that period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," effective March 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  FIN 48 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

As a result of the implementation of FIN 48, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $173.3 as a reduction to earnings retained for use in business and $1.5 as an adjustment to additional paid-in-capital.  Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $1,416 resulting from unrecognized net tax benefits including interest and penalties of $371 and net of $126 of related tax carryforwards.  Of the $1,416 liability for uncertain tax positions, $346 is recorded in income taxes payable and deferred income taxes, and approximately $1,070 is recorded in income tax liabilities and deferred income taxes in the consolidated condensed balance sheet.  If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $401 (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate.

Prior to the adoption of FIN 48, the Company’s policy was to classify penalties as an operating expense, and interest on tax underpayments as interest expense in arriving at pretax income. Upon adoption of FIN 48, the Company elected to change its accounting policy and classify interest expense on underpayments and uncertain tax positions and the related penalties in the income tax provision.  As of the date of adoption of FIN 48 the Company had accrued $213 of interest and $158 of penalties related to income tax matters.  The Company accrued an additional $22.8 of interest ($14.1 net of tax) in the first quarter of fiscal 2008 increasing its income tax provision and the liability for uncertain tax positions.  During the three months ended June 29, 2007 the Company reduced income tax expense and the liability for uncertain tax positions by $30.7 ($21.1 net of tax) for the reversal of accrued penalties and interest as a result of filing applications for changes in accounting method with the Internal Revenue Service (IRS), which precludes the IRS from making assessments related to the associated unrecognized tax benefits.

Tax Examination Status

During the next 12 months, it is reasonably possible the Company’s unrecognized tax benefits may change as a result of the following:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Income Taxes (continued)

•
The Company is engaged in settlement discussions with the IRS with respect to the examination of fiscal years 1995 through 1999 and expects to reach a settlement within the next twelve months.  The nature of the significant items subject to examination includes bad debt deductions, property transactions and research credits.

•
The Company’s U.S. federal income tax returns for fiscal years 2000 and beyond remain subject to examination by the IRS. The IRS commenced an examination of fiscal years 2000 through 2004 federal income tax returns beginning in fiscal year 2007, and the Company expects to reach a settlement by December 31, 2008.  Accordingly, the Company has agreed to extend the statute of limitations for these tax years through December 31, 2008.  The nature of the significant items subject to examination include accounting methods, depreciation and amortization, research credits, and international tax issues.

•
In the first quarter of fiscal 2009 the Company may file applications for changes in accounting methods with the IRS associated with certain unrecognized tax benefits, which could result in a reduction of the associated liabilities.

The Company’s significant foreign income tax returns are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under exam in Canada, UK, and Germany.

Conclusion of the above matters could include settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next 12 months range from no change to a reduction of the liability for unrecognized tax benefits of approximately $520, before the impact of penalties and interest.

Note 4 – Debt

The Company issued approximately $1,400 of commercial paper during the period from June 19, 2007 through June 28, 2007 to finance the acquisition of Covansys Corporation.  The outstanding commercial paper was classified as long-term as the Company intends and has the ability to refinance the commercial paper long-term utilizing the long-term credit agreement described below.  The weighted average interest rate on the commercial paper was 5.4% for the quarter ended June 29, 2007.

On June 25, 2007, the Company entered into a credit agreement for $1,000 with Bank of America, N.A., Barclays Bank PLC, and Merrill Lynch Capital Corporation.  The line of credit will be used by the Company as a commercial paper backup for the Covansys acquisition financing.  On July 12, 2007, the Company entered into a credit agreement for a $1,500 commercial paper backup which replaced the existing $1,000 line of credit entered into on August 23, 2006.  See Note 19, Subsequent Events.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 14 of the Company’s 2007 Annual Report filed on Form 10-K/A.  The Company recognized $23.0 ($14.0 net of tax) and $16.0 ($10.2 net of tax) of stock-based compensation expense for the three months ended June 29, 2007 and June 30, 2006, respectively.  Of those amounts, $3.3 and $4.0 were charged to costs of services and $9.3 and $12.0 were charged to selling, general and administrative expense.  Also, for the first quarter of fiscal 2007 $10.4 was charged to special items.  The charge to special items of $10.4 ($6.3 net of tax) relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 13 Special Items.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the three months ended June 29, 2007 and June 30, 2006 were $17.84 and $16.70 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Three Months Ended
	June 29, 2007	June 30, 2006
Risk-free interest rate	4.73%	4.84%
Expected volatility	31%	28%
Expected lives	4.14 years	4.10 years

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  The Company’s standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  At June 29, 2007, 1,051,601 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Three Months Ended June 29, 2007
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 30, 2007	17,060,082	$45.23	5.86	$140.2
Granted	3,007,500	55.34
Exercised	(1,136,592)	39.60
Canceled/Forfeited	(135,565)	50.43
Expired	(24,741)	53.00
Outstanding at June 29, 2007	18,770,684	47.11	6.37	$227.6

Vested and expected to vest in the future at June 29, 2007	18,356,412	46.95	6.28	$225.5
Exercisable at June 29, 2007	12,837,891	44.15	5.03	$194.2

The total intrinsic value of options exercised during the three months ended June 29, 2007 and June 30, 2006 was $19.1 and $15.2, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of our common stock at March 31, 2007 or June 29, 2007 (for options outstanding at these dates), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the three months ended June 29, 2007 and June 30, 2006 was $45.0 and $32.1, respectively.  During the three months ended June 29, 2007 and June 30, 2006 the Company realized income tax benefits of $11.5 and $5.7, respectively, and an excess tax benefit of $5.0 and $1.7, respectively, related to the exercise of these stock options.

As of June 29, 2007, there was $80.8 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.51 years.

Stock Awards

Stock awards consist of restricted stock and restricted stock units (“RSUs”).  Restricted stock awards consist of shares of common stock of the Company issued at a price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  The restrictions on shares of CSC restricted stock normally lapse on the first, second, and third anniversaries of the date of issuance for awards issued in lieu of cash bonuses and on the third, fourth, and fifth anniversaries for all others.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

The restrictions on RSUs vest on the first, second and third anniversaries of the date of issuance for those issued in lieu of cash bonuses and on the third, fourth, and fifth anniversaries for all others.  Upon the vesting date, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

Information concerning stock awards granted under stock incentive plans is as follows:

	Three Months Ended June 29, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	1,143,017	$48.30
Granted	180,647	$55.23
Released/Redeemed	(249,903)	$46.61
Forfeited/Canceled
Outstanding at June 29, 2007	1,073,761	$49.86

As of June 29, 2007, there was $31.3 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 3.33 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  At June 29, 2007, 90,400 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	Three Months Ended June 29, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	73,321	$44.44
Granted
Redeemed
Forfeited/Canceled
Outstanding at June 29, 2007	73,321	$44.44

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares.  The number of shares to be delivered upon redemption is equal to the number of RSUs that are vested at the time the holder ceases to be a director.  At the holder’s election, the RSUs may be redeemed (i) as an entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

As of June 29, 2007 there was less than $.1 of total unrecognized compensation expense related to unvested nonemployee director RSUs.

Note 6 – Other (Income)/Expense

For the quarter ended June 29, 2007 and June 30, 2006, the components of other (income)/expense were as follows:

	Three Months Ended
	June 29, 2007	June 30, 2006
Foreign exchange gain	$(18.2)	$(8.2)
Other		3.8
Total	$(18.2)	$(4.4)

Note 7 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	June 29, 2007	March 30, 2007
Property and equipment	$3,213.5	$3,073.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 8 – Dividends

No dividends were paid during the periods presented.  At June 29, 2007 and March 30, 2007, there were 182,336,879 and 181,105,129 shares, respectively, of $1.00 par value common stock issued including 7,865,509 and 7,787,140 shares, respectively, of treasury stock as of June 29, 2007 and March 30, 2007.

Note 9 – Cash Flows

Cash payments for interest on indebtedness were $18.6 and $32.4 for the three months ended June 29, 2007 and June 30, 2006, respectively.  Net cash payments for taxes on income were $71.7 and $81.5 for the three months ended June 29, 2007 and June 30, 2006, respectively.

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	June 29, 2007	June 30, 2006
		As Restated (1)
Net income (loss)	$108.1	$(59.9)
Foreign currency translation adjustment	54.5	70.1
Unfunded pension adjustment	4.5	(4.0)
Unrealized gain (loss) on available for sale securities	.4	(.1)
Reclassification adjustment for gains realized in net loss		(6.9)
Comprehensive income (loss)	$167.5	$(.8)

(1)	See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, unamortized benefit plan costs, and net unrealized (loss) gain on available for sale securities.

Note 11 – Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services.  Based on the criteria of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," CSC aggregates operating segments into two reportable segments, North American Public Sector and Global Commercial.  The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The June 30, 2006 reportable segments have been restated to reflect a change in the composition of the Global Commercial and North American Public Sector segments as a result of restructuring certain Consulting Systems and Integration reporting units.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (Continued)

	Global Commercial	North American Public Sector	Corporate	Total
Three Months Ended June 29, 2007
Revenues	$2,417.9	$1,420.0		$3,837.9
Earnings (loss) before interest, special items, other income (expense) and taxes	142.6	91.6	$(14.0)	220.2

Three Months Ended June 30, 2006 – As Restated (1)
Revenues	$2,245.6	$1,315.5		$3,561.1
Earnings (loss) before interest, special items, other income (expense) and taxes (2)	110.8	96.5	$(14.0)	193.3

(1)	See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.
(2)
Prior period earnings (loss) before special items, interest and taxes has been reclassified to exclude other income (expense) related to non-operating items in conformance with the current quarter presentation.

A reconciliation of earnings before special items, interest and taxes to income before taxes is as follows:
	First Quarter Ended
	June 29, 2007	June 30, 2006
		As Restated (1)
Earnings before special items, other income (expense), interest and taxes	$220.2	$193.3
Interest expense	(29.2)	(47.9)
Interest income	9.5	26.0
Special items	(49.0)	(196.9)
Other income	18.2	4.4
Income (loss) before taxes	$169.7	$(21.1)
(1) See Note 1, “Basis of Presentation”, in Notes to Consolidated Condensed Financial Statements.

Note 12 – Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the three months ended June 29, 2007 is as follows:

	Global Commercial	North American Public Sector	Total
Balance as of March 30, 2007	$1,854.3	$645.8	$2,500.1
Additions	2.8	(0.3)	2.5
Foreign currency translation	14.0		14.0
Transfers	(33.6)	33.6
Balance as of June 29, 2007	$1,837.5	$679.1	$2,516.6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets (continued)

The Global Commercial addition to goodwill for the period relates to a reclassification from other intangible assets.  The above transfer relates to the reporting structure change for certain consulting system and integration reporting units transferred from Global Commercial to North American Public Sector.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of June 29, 2007 and March 30, 2007 is as follows:

	June 29, 2007
	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,379.9	$869.7	$510.2
Outsourcing contract costs	2,152.9	1,144.3	1,008.6
Customer and other intangible assets	189.1	112.3	76.8

Total intangible assets	$3,721.9	$2,126.3	$1,595.6

	March 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,343.6	$830.3	$513.3
Outsourcing contract costs	2,197.4	1,167.9	1,029.5
Customer and other intangible assets	189.1	108.0	81.1

Total intangible assets	$3,730.1	$2,106.2	$1,623.9

Amortization related to intangible assets was $107.6 and $106.7 for the three months ended June 29, 2007 and June 30, 2006, respectively.  Estimated amortization expense related to intangible assets as of March 30, 2007 for each of the subsequent five years, fiscal 2008 through fiscal 2012, is as follows: $436, $414, $312, $229, and $90, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items

Special items totaling $49.0 and $196.9 were recorded during the quarter ended June 29, 2007 and June 30, 2006, respectively.  For the quarter ended June 29, 2007, special items included a $26.6 restructuring charge and a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer.  For the first quarter of fiscal 2007, special items consisted of (1) a $215 restructuring charge, (2) an $18.3 gain from the redemption of DynCorp International preferred stock, and (3) a $.2 true-up of an estimate related to the fiscal 2006 Nortel impairment charge.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and will receive, as a separation benefit, a lump sum cash payment of $11.2 on January 31, 2008 as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2, of which $10.4 was recorded in Special Items and $1.8 was recorded as additional paid-in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 ($13.6 net of tax or 8 cents per share).

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007, the Company evaluated facility consolidation opportunities and other areas where operations could be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

Workforce reductions, including some voluntary terminations, of approximately 250 employees occurred in the first quarter of fiscal 2008, against a plan of 2,000 for the fiscal year 2008.  Workforce reductions in the first quarter of 2007 were approximately 1,700 employees.

Termination-related charges of $21.6 were recorded in the first quarter of 2008, which compares to termination-related charges of $213.1 for the first quarter of 2007.  Other costs, which were primarily related to vacant space, of $5.0 were also recorded during the first quarter of 2008, which compares to other costs of $1.9 in the first quarter of 2007.  All but approximately $0.02 of the restructuring charge in the first quarter of 2008 was incurred in the Global Commercial reporting segment, which compares to $0.3 incurred in the first quarter of 2007.  Additional restructuring charges of not more than $96 are expected to be incurred in the remainder of fiscal 2008.  Restructuring charges of $333.4 were recorded in fiscal year 2007.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

A majority of the planned headcount reductions were scheduled to take place in Europe.  Approximately 200 reductions have taken place in the first quarter, against a plan of approximately 1,400 for the full fiscal year 2008.  Approximately 40 reductions were made in North America in the first quarter of fiscal 2008, against a plan of 500 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $40.0 were made in the first quarter of fiscal 2008.  Restructuring-related pre-tax cash payments of approximately $48.7 were recorded in the first quarter of fiscal 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.  Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 year to date activity (in millions):

	Liability as of Mar. 30, 2007	Total pre-tax charges recorded 1st quarter fiscal 2008	Less payments	Other (1)	Restructuring liability as of June 29, 2007
Workforce Reductions	$93.5	$21.6	$(34.5)	$0.6	$81.2
Other	38.8	5.0	(5.5)	1.6	39.9
Total	$132.3	$26.6	$(40.0)	$2.2	$121.1

(1)	Foreign currency translation adjustments and facility consolidation.

Note 14 – Acquisitions

On December 22, 2006 CSC acquired all the outstanding shares of Datatrac Information Services, Inc., (Datatrac) a privately held U.S. government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123 subject to final purchase accounting adjustments.  The acquisition extended CSC's ability to offer comprehensive solutions in identity management and credentialing, a market segment of strategic importance to CSC's North American Public Sector operation.  It also expanded the company's capabilities in offering customer contact solutions to clients across the broad U.S. federal market and strengthened CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 – Acquisitions (continued)

Datatrac’s results of operations have been included with the Company’s from the date of acquisition, December 22, 2006.  The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.  There were no material purchase accounting adjustments to Datatrac’s assets and liabilities during the first quarter of fiscal 2008.  The stock purchase agreement contains an earn-out provision with additional consideration based on the Company’s success in winning the recompete for its Service Center Operation Team (SCOT) contract with the U.S federal government.  However, the Company was not awarded this contract and no payments will be made under the earn-out provision.

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

	Acquisition Integration Liabilities	Paid as of June 29, 2007	Balance Remaining at June 29, 2007
Facility consolidations	$6.1		$6.1
Other	.1		.1
Total	$6.2		$6.2

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

	Acquisition Integration Liabilities	Paid as of June 29, 2007	Balance Remaining at June 29, 2007
Severance payments	$7.1	$7.1
Facility consolidations	66.7	55.1	$11.6
Other	6.1	3.5	2.6
	$79.9	$65.7	$14.2

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Share Repurchase Program

On June 29, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $2,000.  In connection with the share repurchase program the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement on June 29, 2006 for a combined $1,000.  The accelerated share repurchase agreement was completed on July 6, 2007 and the collared accelerated share repurchase agreement was completed on July 31, 2007.  See Note 19, “Subsequent Events.”

The Company also entered into a purchase agreement on June 29, 2006 with Goldman, Sachs & Co to acquire up to an additional $1,000 in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan.  This share repurchase program is expected to be completed during Fiscal 2009.

Note 16 – Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $472.3 of such working capital lines; as of June 29, 2007, the amount of the maximum potential payment is $45.4, the amount of the related outstanding subsidiary debt. The $45.4 outstanding debt is reflected in the Company’s consolidated financial statements.

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  During 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above.  Considering the early stage of the Hensley case, the complicated issues presented by that matter, and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter.  It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter.  Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies.  Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated condensed financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company are in dispute over amounts due and owing and applicable termination fees following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute which also involves billings for continued services and counterclaim allegations by Sears of contract breaches is expected to be resolved pursuant to negotiations or legal and arbitration proceedings.  As of June 29, 2007, the Company's investment in net assets associated with the Agreement was approximately $80.  These net assets include accounts receivable, prepaid expenses, outsourcing contract costs, software, and property, plant and equipment.  As described in an 8-K filing dated October 25, 2007, the Company and SHC settled their dispute regarding the termination of the outsourcing agreement between the Company and SHC.  See Note 19, Subsequent Events.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

The Company has converted all 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $420 of unbilled receivables and $400 of deferred costs related to the claims associated with the two contracts. The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions.  Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

With respect to the larger set of claims, during the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value. Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and downward adjusted its value, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts currently on the Company’s balance sheet.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either ASBCA or the U.S. Court of Federal Claims.

Interest on the claims is accruing but will only be recognized in the financial statements when paid. Resolution of the REA claims/amounts depends on individual circumstances, negotiations by the parties and prosecution of the claims.  The Company will pursue appeals as necessary and is unable to predict the timing of resolution of these claims; however, resolution of the claims may take years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

Several shareholders of the Company have filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from these actions.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation.  The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Three Months Ended
	June 29, 2007		June 30, 2006
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$29.9	$20.2	$32.1	$26.9
Interest cost	32.5	29.7	29.1	24.7
Expected return on assets	(38.2)	(35.4)	(33.4)	(28.3)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.2	.1	.8	.2
Amortization of unrecognized net loss	3.7	5.3	4.1	5.2
SFAS No. 88 settlement/curtailment		.2
Special termination benefit recognized				6.7
Net periodic pension cost	$28.1	$20.4	$32.7	$35.7

	Three Months Ended
	June 29, 2007		June 30, 2006
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.6	$.1	$.8	$.1
Interest cost	2.5	.1	2.2	.1
Expected return on assets	(1.7)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Amortization of unrecognized net loss	1.0		.9
Net provision for postretirement benefits	$3.0	$.2	$2.9	$.2

As previously disclosed in footnote 12 of the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007, the Company expects to contribute $240 to its defined benefit pension and postretirement benefit plans during fiscal 2008.  During the first three months of fiscal 2008, the Company contributed $55 to its defined benefit pension plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 affects entities that have an outstanding noncontrolling interest in one or more subsidiaries.  The significant provisions of SFAS 160 are summarized below.

•
SFAS 160 requires that minority interests be reported as part of the equity section in the consolidated financial statements versus the current presentation as a liability or in the mezzanine section between liabilities and equity.

•
SFAS 160 also requires that the consolidated income statement include net income of both the parent and the noncontrolling interest and that the net income amounts related to both the parent and the noncontrolling interest be disclosed on the face of the consolidated income statement, currently noncontrolling interest net income is reported as an expense or other deduction to arrive at consolidated net income.  SFAS No. 128, “Earnings per Share,” will be amended to clarify that earnings-per-share data will continue to be calculated based on amounts attributable to the parent.

•
SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest by clarifying that the following transactions are equity transactions if the parent’s controlling interest is maintained:  the parent purchases additional ownership interests in its subsidiary; the parent sells ownership interests in its subsidiary; the subsidiary reacquires some of its ownership interests; and if the subsidiary issues additional ownership interests.  Previous practice allowed parent ownership changes to be either accounted for as equity transactions or as transactions with gain or loss recognition in the income statement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Recent Accounting Pronouncements (continued)

•	SFAS 160 eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling interests.

•
When a parent deconsolidates a subsidiary due to loss of controlling financial interest SFAS 160 requires that the parent recognize a gain or loss in net income.  Additionally, if a parent retains a noncontrolling equity investment that investment is measured at fair market value and used in the calculation of the gain or loss.  Previous to this Statement any retained investments were not remeasured before use in calculating the gain or loss.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company has not yet evaluated the impact, if any, the adoption of this Statement will have on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (SFAS 141R) (revised 2007), “Business Combinations.”  This Statement applies to all transactions in which an entity obtains control of one or more businesses, including true mergers/mergers of equals and combinations achieved without the transfer of consideration.  The previous SFAS No. 141 was narrower in its application in that it only applied to business combinations in which control was obtained by transferring consideration.

•	SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer obtains control.

Recognizing and Measuring the Identifiable Assets Acquired, the Liabilities Assumed, and Any Noncontrolling Interest in the Acquiree

•
SFAS 141R requires the recognition of the assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, be measured at their fair values, replacing the cost allocation process under the previous SFAS No. 141 whereby the cost of the acquisition was allocated to the assets and liabilities based on their estimated fair market values.

•
Acquisition related costs which were once included in the purchase price of the combination and included in the cost allocation mentioned above will now under SFAS No. 141(R) be recognized separately from the business combination.

•	Restructuring costs will also be required to be recognized separately from the business combination, versus the old method of recording them as a liability at the time of the acquisition.

•
SFAS 141R requires assets, liabilities and noncontrolling interests acquired in stages (step acquisition) to be recognized at the full amounts of the fair market values.  Under the old method the acquirer identified the cost of each investment, the fair value of the underlying identifiable net assets acquired, and the goodwill on each step which resulted in measuring the assets and liabilities at a blend of historical costs and fair values which provided less relevant and comparable information.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Recent Accounting Pronouncements (continued)

Assets and Liabilities Arising from Contingencies

•
SFAS 141R requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values.  SFAS No. 141 permitted deferred recognition of preacquisition contingencies until the recognition criteria for SFAS No. 5, “Accounting for Contingencies.”

•
Noncontractual contingencies should be treated the same way only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.”  If this criterion is not met at the acquisition date, the acquirer would account for the contingency using other applicable GAAP.

•
Subsequent accounting for assets and liabilities arising from contingencies acquired includes keeping that asset or liability at the acquisition date fair market value until new information becomes available, at which time the new information will be evaluated and the liability will be measured at the higher of its acquisition date fair value or the amount that would be recognized if applying SFAS No. 5 and the asset would be measured at the lower of its acquisition date fair value or the best estimate of its future settlement amount.

Recognizing and Measuring Goodwill or a Gain from a Bargain Purchase

•
Goodwill will be measured as a residual and recognized as of the acquisition date. Goodwill will usually equal the excess of the consideration transferred plus the fair value of the noncontrolling interest less the fair values allocated to the identifiable assets and liabilities acquired.

•
SFAS 141R improves the measurement of goodwill in that it requires the recognition of contingent consideration at the acquisition date, measured at fair value versus the old method of recognizing contingent consideration when the contingency was resolved and consideration was issued or became issuable.

Bargain Purchase

•
SFAS 141R requires the excess of the fair value of the identifiable net assets acquired over the consideration transferred plus noncontrolling interest in the acquiree to be recognized in earnings as a gain.  Currently, negative goodwill is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired.

This Statement makes numerous other changes to existing accounting pronouncements.

SFAS 141R is effective for all acquisitions dated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will adopt this Statement for all acquisitions dated within fiscal year 2010.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Subsequent Events

On July 2, 2007, CSC acquired all the outstanding shares of Covansys Corporation (Covansys), a publicly held U.S. global consulting and technology services company headquartered in Farmington Hills, Michigan, for a cash purchase price of $1,300 net of acquired cash.  The acquisition extends CSC’s ability to offer strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys will increase the Company’s delivery capabilities in India, and accelerate development of strategic offshore offerings.

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations related to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated, and subleased if possible.  Consolidation and integration plans are still being developed in the various geographies where Covansys operates, and so the currently estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation were $4.4 for facility consolidations, $4.9 for severance payments and $0.1 for miscellaneous costs.

The Company is currently reviewing the preliminary fair value estimates of assets acquired and liabilities assumed, including valuations associated with identified intangible assets, exit and facility consolidation activities, litigation, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition.  Litigation issues include two pre-acquisition contingencies for which the Company is awaiting additional information to determine fair value at the acquisition date. For one matter, CSC will evaluate Covansys compliance with the Fair Labor Standards Act by conducting an employee job title mapping and classification validation once Covansys labor and payroll detail records have been accessed and reviewed.  The second matter will require further review of regulatory filings in India to ascertain if all requirements were met.  Approximately $2 of liability has been preliminarily estimated for these two matters pending further review.  The Company is also in the process of evaluating accounting treatment for conformance.  Adjustments to the purchase price allocation are expected to be finalized during the first quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Subsequent Events (continued)

On October 31, 2007, the Company announced an agreement to acquire First Consulting Group (FCG) in an all-cash transaction for $13.00 per share, or approximately $365.  The agreement was approved by the Board of Directors of CSC. The FCG Board of Directors has also approved the agreement, and recommends that its stockholders approve the merger.  The transaction is expected to be completed during the first calendar quarter of 2008 (which is the fourth quarter of CSC's fiscal year 2008 and the first quarter of FCG's fiscal year 2008). FCG is a professional services firm focused on healthcare and technology.  FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical, life sciences organizations, independent software vendors and others clients both within healthcare and in other industries.  The acquisition of FCG will increase the Company’s healthcare capabilities, offerings, and healthcare presence in the United States, Europe and Asia.

On July 12, 2007, the Company entered into a credit agreement for $1,500 which expires July 12, 2012, to replace the $1,000 commercial paper backup facility which would have expired on August 23, 2011.  Advances on the line of credit bear interest at base rate plus 2% per annum.  The line of credit will be used by the Company for commercial paper backup in providing financing for general corporate purposes.

The Company received a $28.7 payment on July 6, 2007 as final settlement of the accelerated share repurchase agreement and approximately 2.7 million shares during July, 2007 as final settlement of the collared accelerated share repurchase agreement.

From August 7, 2007 through November 30, 2007, the Company purchased from Goldman, Sachs & Co. under rule 10b5-1, 6.8 million shares of outstanding common stock for a combined market value of $372.3.

The Company delayed filing its Form 10-Q for the quarter ended June 29, 2007.  As a result of this delay, the Company determined it would not be able to comply with certain reporting requirements of its $1,500 and $1,000 credit agreements.  In August, October, November and December 2007, the Company obtained waivers from its lenders with respect to its non-compliance with the reporting requirements under its $1,500 and $1,000 credit agreements for failure to comply with the reporting covenants in those agreements.  The December waivers expire on January 31, 2008.

As described in its 8-K filing dated October 25, 2007, the Company and Sears Holdings Corporation (SHC) settled their dispute regarding the termination of the outsourcing agreement between the Company and SHC.  The settlement provides for Sears paying to the Company $75, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position with no material impact to income.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2008 versus
First Quarter of Fiscal 2007

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K/A.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K/A.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007.  The following discusses the Company's results of operations and financial condition as of and for the three months ended June 29, 2007, and the comparable period for the prior fiscal year as restated.  See Note 1 to the consolidated condensed financial statements.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover.  The profit margin used is profit before interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007.

First Quarter Overview

Key operating results and significant developments for the first quarter include:

•	First quarter revenues as reported increased 7.8%.
•	The Company recorded a special pretax restructuring charge of $26.6 million ($19.8 million after tax or 11 cents per share) in the first quarter.
•
The Company recorded a special pretax charge of $22.4 million ($13.6 million after tax or 8 cents per share) related to the retirement of its Chairman and Chief Executive Officer effective July 30, 2007.

•	Net income, including the special charges, was $108.1 million compared to a loss of $59.9 million in the prior year first quarter.
•	Earning per share from continuing operations was 61 cents compared to a loss per share from continuing operations of 32 cents in the prior year first quarter.
•	Business awards of $4.5 billion were announced for the quarter, an increase of $0.2 billion over the fourth quarter of fiscal 2007.
•	DSO of 104 days was up 2 days compared to the first quarter of fiscal 2007.
•	Debt-to-total capitalization ratio at quarter-end was 34.0% compared to 20.5% at fiscal 2007 first quarter-end.
•	ROI for continuing operations, before special items, for the twelve months ended June 29, 2007 was 10.9%, compared to 8.4% for the twelve months ended June 30, 2006.
•
Cash used in operating activities was $405.7 million for the first three months of fiscal 2008 versus $212.4 million for the first three months of fiscal 2007. Cash used for investing activities was $243.7 million for the first three months of fiscal 2008 versus $87.3 million for the fiscal 2007 comparable period. Free cash flow for the first three months of fiscal 2008 was a $660.8 million use compared to a $434.1 million use for the first three months of fiscal 2007. (1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	First Quarter Ended
(in millions)	June 29, 2007	June 30, 2006
Free cash flow	$(660.8)	$(434.1)
Net cash used in investing activities	243.7	87.3
Proceeds from redemption of preferred stock		126.5
Capital lease payments	11.4	7.9
Net cash used in operating activities	$(405.7)	$(212.4)

Proceeds from the redemption of DynCorp preferred stock is included in other investing activities.

The Company announced business awards of $4.5 billion for the first fiscal quarter, with $3.3 billion awarded to the North American Public Sector segment and $1.2 billion awarded to the Global Commercial segment.

These multi-year announcements represent the estimated value at inception.  However, they cannot be considered firm orders due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, and the annual funding constraints and indefinite delivery and volume characteristics of major portions of the Company's North American Public Sector activities.

Revenue grew during the first quarter of fiscal 2008 as both the Global Commercial and the North American Public Sector segments benefited from contracts awarded during fiscal 2007 and from growth on existing engagements.  The North American Public Sector’s revenue growth also benefited from the acquisition of Datatrac in the third quarter of fiscal 2007.  Movement in foreign currency exchange rates also contributed to the Global Commercial revenue growth.

ROI for continuing operations, before special items, for the twelve months ended June 29, 2007, was 10.9%.  ROI increased on a year-over-year basis as margin improved during the last twelve months and asset turnover improved as a result of the share buyback and other reductions to equity as a result of the adoption of FIN 48.  ROI is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

The increase in cash used in operating activities during the first quarter of fiscal 2008 compared to the prior year period resulted from an increase in cash payments related to the prior year capital expenditure purchases included in accounts payable, payments for valued added taxes and a decline in advanced payments from customers.  An increase in cash used in investing activities was the result of the impact to prior year’s investment cash flows of the redemption the preferred stock the Company received from the sale of DynCorp International.

Results of Operations

Revenues

	First Quarter
Dollars in millions	2008	2007	Change	Percent
		As Restated
U.S. Commercial	$919.8	$957.6	$(37.8)	(3.9)%
Europe	1,093.9	941.9	152.0	16.1
Other International	404.2	346.1	58.1	16.8
Global Commercial segment	2,417.9	2,245.6	172.3	7.7
North American Public Sector	1,420.0	1,315.5	104.5	7.9
Total	$3,837.9	$3,561.1	$276.8	7.8%

The factors affecting the percent change in revenues for the first quarter of fiscal 2008 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
First Quarter
U.S. Commercial	(3.9)%		(3.9)%
Europe	8.2	7.9%	16.1
Other International	8.0	8.8	16.8
Global Commercial segment	3.0	4.7	7.7
North American Public Sector segment	7.9		7.9
Total	4.8%	3.0%	7.8%

Revenue for the first quarter of fiscal 2008 increased 7.8% compared to the year earlier quarter with both operating segments achieving strong revenue growth.  Growth in the Global Commercial segment was the result of growth in international operations from Europe, Australia and Asia offset somewhat by a decline in U.S. operations.  Growth in the North American Public Sector was from Department of Defense customers with Civil agency and Other revenue essentially unchanged from the prior year.  The decline in U.S. commercial operations was primarily in outsourcing operations where the impact of contract terminations has not as yet been replaced by new business.

Global Commercial

Global Commercial revenue growth was the result of strong growth in Europe operations from new awards and improvements in consulting and systems integration operations and as well as strong growth in Other International operations as a result of successful contract recompete efforts in the prior year and growth on existing engagements.  Somewhat offsetting the growth in international operations was a decline in revenue from U.S. Commercial operations as contract terminations and competitive price pressures adversely impacted revenue for the quarter.  Revenue growth from international operations also benefited from foreign currency movements.  The Company announced approximately $1.2 billion in Global Commercial business awards during the first quarter of fiscal 2008.

In U.S. outsourcing operations, the termination of the Sears contract continued to adversely impact revenue growth, which combined with the unsuccessful recompete efforts on a local government contract and with a hospital company had a combined adverse impact of $29 million.  Revenue from U.S. outsourcing operations was also adversely impacted by negotiated price reductions, off-shoring efforts on certain engagements and reductions in service offerings on certain contracts which combined, adversely impacted revenue on a year-over-year basis by $23 million.  Growth in financial services software and business process outsourcing related services partially offset the revenue declines noted above.

In European operations new awards for an additional region for a contract to modernize patient record systems and a transportation company contributed $60 million in revenue growth as compared to the prior year period.  Revenue growth was also favorably impacted as volume increases on certain existing engagements more than offset volume reductions on other engagements as compared to the prior year period.  Consulting and systems integration operations also contributed to revenue growth.  As noted in the accompanying table, foreign currency fluctuations also contributed to the revenue growth for the quarter.

Other International first quarter fiscal 2008 revenue growth was broad-based.  In Australia, increases totaling approximately $27 million were achieved in a recruitment business and in volumes on existing outsourcing contracts.  Partially offsetting this growth was an unsuccessful recompete effort on a government contract.  Asia increased approximately $20 million as a result of higher volumes on existing contracts, contract commencements and an increase in software license sales.  Favorable foreign currency fluctuations contributed to Other International growth.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	First Quarter
Dollars in millions	2008	2007	Change	Percent
Department of Defense	$943.4	$862.3	$81.1	9.4%
Civil agencies	440.5	419.4	21.1	5.0
Other (1)	36.1	33.8	2.3	6.8
Total North American Public Sector	$1,420.0	$1,315.5	$104.5	7.9%

(1)	Other revenues consist of state, local and foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

Revenues from the North American Public Sector increased 7.9% for the first quarter versus the prior year quarter, as a result of efforts in support of the Department of Defense (DoD) agencies.  DoD contributors to revenue growth included new contracts with the Army for procurement and installation services and with the Air Force for support of transformation of its global supply chain totaling approximately $48 million.  Additional tasking and procurement activities on existing DoD engagements contributed an additional $60 million of revenue as compared to the prior year period.  Department of Defense revenue also benefited from the acquisition of Datatrac during the third quarter of fiscal 2007, which contributed approximately $36 million to revenue growth during the quarter.  These increases more than offset the impact of the end of one program with the Army and an unsuccessful recompete effort on a classified program.

Civil agencies’ revenue declined as a result of the timing of revenue recognition milestones on a contract with the Department of Homeland Security and the timing of the enrollment period on a Medicare contract.

During the first quarter of fiscal 2008 the Company announced federal contract awards with a total value of $3.3 billion, compared to $2.0 billion announced during the comparable period of fiscal 2007.

Costs and Expenses

The Company's costs and expenses were as follows:

	First Quarter
	Dollar Amount		Percentage of Revenue		Percentage Point Change
Dollars in millions	2008	2007	2008	2007
		As Restated
Cost of services (excludes depreciation and amortization)	$3,098.1	$2,879.3	80.7%	80.9%	(.2)%
Selling, general and administrative	240.6	227.6	6.3	6.4	(.1)
Depreciation and amortization	279.0	260.9	7.3	7.3
Interest expense, net	19.7	21.9	.5	.6	(.1)
Special item	49.0	196.9	1.3	5.5	(4.2)
Other income/expense	(18.2)	(4.4)	(.5)	(.1)	(.4)
Total	$3,668.2	$3,582.2	95.6%	100.6%	(5.0)%

Comparing the first quarter of fiscal 2008 versus fiscal 2007, total costs and expenses, before the special item, decreased as a percentage of revenue.  As a result of the adoption of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company classifies income tax related interest and penalties as income tax expense.  This classification change is prospective beginning with the first quarter of fiscal 2008.  Prior periods have not been adjusted.  See Note 3 in the notes to the consolidated condensed financial statements

The Company substantially matches revenues and costs in the same currency.  Therefore, the foreign currency impact of approximately 3.0 percentage points on revenues and costs for the quarter did not have a material impact on costs and expenses as a percentage of revenue.  However, the Company is increasing its use of off-shore support and therefore its exposure to foreign currency fluctuations.

Costs of Services

Costs of services (COS) as a percentage of revenue for the first quarter of fiscal 2008 improved .2% points from 80.9% for the year earlier period.  The improvement in the ratio was primarily in the U.S. commercial operation, primarily as a result of the termination of outsourcing contracts with lower margins.  The ratio also benefited from the impact of the restructuring plan in Europe and Asia.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense decreased as a percentage of revenue by .1% points to 6.3% for the quarter compared to the year earlier period.  The decrease in the ratio was a result of a decrease in the Global Commercial segment primarily as a result of the impact of the restructuring plan and other cost savings initiatives on SG&A costs in Europe.  Corporate overhead was essentially flat to the prior year as a percentage of revenue as an increase in professional fees were largely offset by lower employee stock option expense.  The North American Public Sector segment SG&A ratio increased as a result of increased business development spending.

Depreciation and Amortization

The depreciation and amortization (D&A) ratio was unchanged from the prior year period at 7.3% of revenue for the first quarter of fiscal 2008 versus the comparable period in the prior year. Depreciation and amortization was stable, as a percentage of revenue for both the Global Commercial and North American Public Sector segments.  The stable D&A ratio is the result of a decline in new engagements requiring significant upfront investment in capital equipment and the growth in revenue from engagements with less capital intensive profiles.

Interest Expense, net

Interest expense decreased approximately $18.7 million compared to the first quarter of fiscal 2007.  This reduction in interest expense was primarily due to the adoption of FIN 48 under which the Company elected to report interest on tax related liabilities on the income tax expense line prospectively beginning in fiscal 2008.  As a result no interest expense on tax related liabilities was recorded in interest expense for the first quarter of fiscal 2008.  The Company reported approximately $17.2 million of interest expense on tax liabilities during the prior year quarter.  Interest income decreased approximately $17 million, as compared to the prior year period, as a result of the preferred stock received by the Company from the sale of DynCorp International which were redeemed in the prior year and interest income from higher average cash balances during the prior year quarter.  The net effect of the above was a decrease in net interest expense of approximately $2.2 million and a decrease in the net interest expense ratio of .1% points from .6% in the prior year comparable period.

Special Items

Special items totaling $49.0 million and $196.9 million were recorded during the quarter ended June 29, 2007 and June 30, 2006, respectively.  For the quarter ended June 29, 2007 special items included a $26.6 million restructuring charge and a $22.4 million charge related to the retirement of the Company’s chairman and chief executive officer, effective July 30, 2007.  For the first quarter of fiscal 2007 special items consisted of (1) a $215 million restructuring charge, (2) an $18.3 million gain from the redemption of DynCorp International preferred stock, and (3) a $.2 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007 and will receive, as a separation benefit, a lump sum cash payment of $11.2 million on January 31, 2008 as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2 million, of which $10.4 million was recorded in Special Items and $1.8 million was recorded as additional paid in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 million ($13.6 million net of tax or 8 cents per share).

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations could be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

Workforce reductions, including some voluntary terminations, of approximately 250 employees occurred in the first quarter of fiscal 2008, against a plan of 2,000 for the fiscal year 2008.  Workforce reductions in the first quarter of 2007 were approximately 1,700 employees.

Termination-related charges of $21.6 million were recorded in the first quarter of 2008, which compares to termination-related charges of $213.1 million for the first quarter of 2007.  Other costs, which were primarily related to vacant space, of $5.0 million were also recorded during the first quarter of 2008, which compares to other costs of $1.9 million in the first quarter of 2007.  All but approximately $0.02 million of the restructuring charge in the first quarter of 2008 was incurred in the Global Commercial reporting segment, which compares to $0.3 million incurred in the first quarter of 2007.  Additional restructuring charges of not more than $96 million are expected to be incurred in the remainder of fiscal 2008, which compares to restructuring charges of $333.4 million for fiscal year 2007.

The restructuring plan generated savings of approximately $81 million in the first quarter of 2008, against a plan of $384 million for the full fiscal year 2008, and compares to $11 million in the first quarter of 2007.  Approximately 81% of the savings in the full fiscal year 2008 come from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs, which compares to 92% for fiscal year 2007.  Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce.  Savings will also be impacted by certain transitional costs as new offshore staff is trained while outgoing staff is still on the payrolls.  Such transitional costs were less than $1 million for the first quarter of fiscal 2008 as well as the first quarter of fiscal 2007, against a plan of under $.2 million for the full fiscal year 2008.

A majority of the planned headcount reductions were scheduled to take place in Europe.  Approximately 200 reductions have taken place in the first quarter, against a plan of approximately 1,400 for the full fiscal year 2008.  Approximately 40 reductions were made in North America in the first quarter of fiscal 2008, against a plan of 500 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.  Partially offsetting the reductions were planned headcount increases in certain lower cost regions of approximately 100 for the first quarter of fiscal 2008, against a plan of approximately 800 for the full fiscal year 2008.

Restructuring-related pre-tax cash payments of approximately $40.1 million were made in the first quarter of fiscal 2008.  Restructuring-related pre-tax cash payments of approximately $48.7 million were recorded in the first quarter of fiscal 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.  Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 year to date activity (in millions):

	Liability as of March 30, 2007	Total pre-tax charges recorded 1st quarter fiscal 2008	Less payments	Other (1)	Restructuring liability as of June 29, 2007
Workforce Reductions	$93.5	$21.6	$(34.5)	$0.6	$81.2
Other	38.8	5.0	(5.5)	1.6	39.9
Total	$132.3	$26.6	$(40.0)	$2.2	$121.1

(1)	Foreign currency translation adjustments and facility consolidation.

Other Income/Expense

Other income increased $13.8 million for the first quarter of fiscal 2008 compared to the prior year period.  Other income includes foreign exchange gains and losses including gains and losses on currency forwards and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial businesses or operations.  For the first quarter fiscal 2008 other income consists of net foreign currency gains, primarily on intracompany balances and foreign currency forward contracts.

Taxes

The effective tax rate on income from continuing operations before special items was 35.3% and 36.4%, respectively, for the first quarter of fiscal 2008 and 2007.  As noted in Note 3 to the consolidated financial statements the Company adopted FIN 48 during the first quarter of fiscal 2008.  Under the provisions of FIN 48 the Company elected to include interest on income tax related liabilities and penalties for income taxes in income tax expense on the income statement on a prospective basis.  During the first quarter the Company recorded $22.8 million of interest on income tax liabilities in income tax expense.  As a result of filing for a change in method of accounting for certain tax items during the first quarter of fiscal 2008 the Company recorded a credit to interest accrued on income tax liabilities of $24.4 million and a credit for previously accrued income tax penalties of $6.3 million.  See Note 3 to the consolidated condensed financial statements.  For the first quarter of fiscal 2007 the Company provided for $38.8 million of taxes on a loss from continuing operations of $21.1 million as a result, primarily, of the inability to recognize tax benefits on a significant portion of the restructuring charge recorded in certain foreign tax jurisdictions.  The tax benefit attributable to the special items recorded in the first quarter of fiscal 2008 was approximately $25.2 million.  Tax interest for the first quarter of fiscal 2008 of $22.8 million, before tax benefit and interest reversals related to changes in accounting methods filed with the Internal Revenue Service, will continue to accrue at approximately this rate, plus the effect of compounding, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share from continuing operations was $0.61 for the quarter ended June 29, 2007 compared to a loss per share from continuing operations of $0.32 for the prior year quarter.  Due to the loss from continuing operations common stock equivalents were not included in the share base for the quarter ended June 30, 2006.  The accelerated share repurchase agreement the Company entered into on June 29, 2006 to acquire and retire approximately 9.3 million shares had minimal impact on the weighted average shares outstanding during the first quarter of fiscal 2007.  Tax interest for the first quarter of fiscal 2008 of $22.8 million, before tax benefit and interest reversals related to changes in accounting methods filed with the Internal Revenue Service, will continue to accrue at approximately this rate, plus the effect of compounding, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor.  The Company is unable to predict when these events may occur.

Financial Condition

Cash Flows

The Company’s cash flows were as follows (in millions):

	Three Months Year-to-Date
	Fiscal 2008	Fiscal 2007
Net cash used in operations	$(405.7)	$(212.4)
Net cash used in investing	(243.7)	(87.3)
Net cash provided by financing activities	1,418.8	15.0
Effect of exchange rate changes on cash and cash equivalents	9.9	2.0
Net increase (decrease) in cash and cash equivalents	779.3	(282.7)
Cash and cash equivalents at beginning of year	1,050.1	1,290.7
Cash and cash equivalents at quarter end	$1,829.4	$1,008.0

Net cash used in operations of $405.7 million for the first quarter of fiscal 2008 represents an increase in cash used in operations compared to cash used in operations in the year-earlier period of $212.4 million and reflects several factors including changes in working capital.  Changes in working capital during the quarter include:

•	Net cash payments for taxes of $71.7 million during the first quarter of fiscal 2008 compared to payments of $81.5 million for the prior year period.
•	Cash payments under the restructuring plan were $40.1 million during the first quarter compared to $48.7 million for the prior year comparable period.
•	Accounts payable and accrued expenses decreased as a result of payments for capital expenditures during fiscal 2008 and payments of value added taxes.
•	Advanced payments decreased as a result of the repayment of certain contract advances as well as the expected decline in advanced payments as discussed in the Company’s fiscal 2007 Form 10-K/A.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government.  Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price.  The Company routinely negotiates such contract modifications in both the North American Public Sector and Global Commercial segments.

Net cash outflow for investing activities increased approximately $156 million during the first quarter of fiscal 2008 as compared to fiscal 2007 as a result of increased investment in outsourcing contract assets of approximately $19 million and the cash inflow in the prior year of $145 million from the redemption of the preferred stock issued by the parent of DynCorp International.  The above were partially offset by a decline in the cash outflow for investment in property, plant and equipment.

Cash provided by financing activities for the first quarter of fiscal 2008 reflects the proceeds from the issuance of approximately $1.4 billion of commercial paper to fund the acquisition of Covansys Corporation as well as proceeds from the exercise of employee stock options, which were partially offset by principal payments on long-term debt, primarily capital leases.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.  The Company issued approximately $1.4 billion of commercial paper during June 2007 to finance the acquisition of Covansys Corporation and intends to pay down the commercial paper by issuing long-term notes.  There have been no other material changes to the Company’s contractual obligations, except for the Company’s liability for unrecognized tax benefits.  As noted in Note 3 in the notes to the consolidated condensed financial statements the Company adopted FIN 48 as of March 31, 2007.  As of March 31, 2007, the Company had a liability for unrecognized tax benefits of $1.416 billion including interest and penalties and net of related tax carryforwards.  During the next 12 months, it is reasonably possible the Company’s unrecognized tax benefits may change as a result of the following:

•
The Company is engaged in settlement discussions with the IRS with respect to the examination of fiscal years 1995 through 1999 and expects to reach a settlement within the next twelve months.  The nature of the significant items subject to examination includes bad debt deductions, property transactions, and research credits.

•
The Company’s U.S. federal income tax returns for fiscal years 2000 and beyond remain subject to examination by the IRS. The IRS commenced an examination of fiscal years 2000 through 2004 federal income tax returns beginning in fiscal year 2007 and the Company expects to reach a settlement by December 31, 2008.  Accordingly, the Company has agreed to extend the statute of limitations for these tax years through December 31, 2008.  The nature of the significant items subject to examination include accounting methods, depreciation and amortization, research credits, and international tax issues.

•
In the first quarter of fiscal 2009 the Company may file applications for changes in accounting methods with the IRS associated with certain unrecognized tax benefits, which could result in a reduction of the associated liabilities.

The Company’s significant foreign income tax returns are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under exam in Canada, UK, and Germany.

Conclusion of the above matters could include settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, the Company would need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,829.4 million at June 29, 2007 and $1,050.1 million at March 30, 2007.  Equity decreased by $72.5 million during the three months ended June 29, 2007 as  net income of $108.1 million, the exercise of employee stock options, a reduction in the unfunded pension adjustment and the favorable impact of currency fluctuations were offset by a reduction of earnings retained for use in business of approximately $173.3 million and a reduction of additional paid in capital of approximately $1.5 million as a result of recording liabilities for unrecognized tax benefits and the associated interest and penalties due to the adoption of FIN 48 as of the beginning of the first quarter of fiscal 2008.  See Note 3 in the notes to the consolidated condensed financial statements.

The majority of our foreign currency revenues are offset by expenses in the same currency.  However, we do have non-functional currency monetary assets and liabilities, primarily intracompany, which give rise to foreign exchange gains and/or losses as a result of remeasuring these balance sheet items to current month-end foreign exchange rates.  We offset these remeasurement gains and losses, to the extent possible, with forward contracts denominated in the same currency as the balance sheet exposure that is being remeasured.  As the exposure being hedged is marked to current month-end balance sheets rates, the offsetting hedges are marked to current month-end balance sheet rates.  As such, an increase or decline in the fair value of the hedging instrument is generally offset by an increase or decline in the value of the underlying exposure.  We do not enter into forward contracts for speculative or trading purposes.  The current carrying amount of the forward contracts approximate fair market value due to the short maturity of the hedging instruments outstanding.  As of June 29, 2007, the notional amount of forward contracts outstanding was $143 million.

During June 2006, the Company entered into an agreement to acquire up to $1 billion in market value of the Company’s outstanding common stock under a Rule 10b5-1 purchase plan.  The share repurchase program will begin after the completion of the accelerated share repurchase and the collared share repurchase agreements are completed and is expected to be completed over a twelve month period.  See Note 15 of the notes to consolidated financial statements.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings.  If the Company were unable to sell commercial paper or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.  The Company issued approximately $1.4 billion of commercial paper during the period from June 19, 2007 through June 28, 2007 to fund the acquisition of Covansys Corporation.  To provide additional borrowing capacity, the Company entered into a credit agreement for an additional $1 billion of borrowing capacity on June 25, 2007.  This facility augments the existing syndicated backstop credit facility of $1 billion.  As of June 29, 2007, the Company's total liquidity was approximately $2.4 billion which included cash and cash equivalents of $1,829.4 million and availability under the syndicated backstop credit facility.  As of June 29, 2007 the Company had approximately $1.4 billion of outstanding commercial paper.

On July 12, 2007, the Company replaced its existing $1.0 billion credit facility with a new five year $1.5 billion facility.

The Company’s 3.5% term notes with a face value of $300 million are due in April, 2008.  The Company currently plans to refinance these notes.

The Company delayed filing its Form 10-Q for the quarter ended June 29, 2007.  As a result of this delay, the Company determined it would not be able to comply with certain reporting requirements of its $1.5 billion and $1.0 billion credit agreements.  In August, October, November and December 2007, the Company obtained waivers from its lenders with respect to its non-compliance with the reporting requirements under its $1.5 billion and $1.0 billion credit agreements for failure to comply with the reporting covenants in those agreements.  The December waivers expire on January 31, 2008.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of $5.4 billion is a large and complex contract.  As of June 29, 2007, the Company had a net investment in the contract of approximately $.6 billion.  Contract assets were $1.1 billion, principally contract work in progress and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, unused borrowing capacity and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described in the Company's Form 10-K/A.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K/A for fiscal 2007.  An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.  The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies.  Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government.  Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery.  If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.  The Company routinely negotiates such contract modifications in both the North American Public Sector and Global Commercial segments.  For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 30, 2007, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K/A for the fiscal year then ended. For the three months ended June 29, 2007, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of June 29, 2007.

We had previously identified the following material weakness in our internal control over financial reporting: (i) there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity; and (ii) the Company’s procedures are not sufficient to ensure gains and losses on remeasurement of foreign currency denominated intracompany loans are appropriately recognized in accordance with SFAS No. 52, “Foreign Currency Translation.”

These material weaknesses had not yet been remediated as of June 29, 2007.  (These material weaknesses are further discussed in the Management Report on Internal Control over Financial Reporting included in the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.)

As a result of these material weaknesses, the Company has concluded that its disclosure controls and procedures were not effective as of June 29, 2007.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Changes in Internal Control

During the fiscal quarter ended June 29, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company has initiated remediation measures to address the material weakness over the accounting for income taxes.  These measures include appointment of executive tax personnel, recruitment of additional experienced tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function and improvement in the tax provision process and the underlying procedures and internal controls.  The Company has also initiated remediation measures to address controls and procedures over accounting for remeasurement of foreign currency denominated intracompany loans.  These measures include reassignment of responsibilities for oversight of intracompany loans, improvements in the process and underlying procedures for issuance and settlement of intracompany loans as well as improvements to the process and underlying procedures for the calculation and recording of foreign currency gains and losses on intracompany loans.

Part II.  Other Information

Item 1.  Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  During 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above.  Considering the early stage of the Hensley case, the complicated issues presented by that matter, and the fact that no class has been certified, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from this matter.  It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter.  Whether any losses, damages or remedies ultimately resulting from this proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies.  Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated condensed financial statements.

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005. The dispute has been settled as reflected in an 8-K filing dated October 25, 2007.  The settlement provides for Sears paying to the Company $75 million, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position as of June 29, 2007, with no material impact to income.

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

The Company has converted all 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $420 million of unbilled receivables and $400 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims. CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions.  Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

With respect to the larger set of claims, during the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s solidly documented claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim. Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and downward adjusted its value, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts currently on the Company’s balance sheet.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either ASBCA or the U.S. Court of Federal Claims.

Interest on the claims is accruing but will only be recognized in the financial statements when paid. Resolution of the REA claims/amounts depends on individual circumstances, negotiations by the parties and prosecution of the claims.  The Company will pursue appeals as necessary and is unable to predict the timing of resolution of recovery of these claims; however, resolution of the claims may take years.

Several shareholders of the Company have filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from these actions.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation.  The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

Item 1A.  Risk Factors

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended March 30, 2007.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the first quarter ended June 29, 2007 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2007 to April 27, 2007	14,494	$53.51		2,991,766
April 28, 2007 to May 25, 2007	63,875	$56.65		2,991,766
May 26, 2007 to June 29, 2007				2,991,766

(1)
The Company accepted 26,399 shares of its common stock in the first quarter ended June 29, 2007 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 51,970 shares of its common stock in the quarter ended June 29, 2007 from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held its Annual Meeting of Stockholders on July 30, 2007.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There were no solicitations in opposition to management’s nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Michael W. Laphen, F. Warren McFarlan, and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	125,098,401	27,932,018
David J. Barram	144,204,454	8,825,965
Stephen L. Baum	144,139,018	8,891,401
Rodney F. Chase	143,978,905	9,051,514
Michael W. Laphen	149,415,534	3,614,885
F. Warren McFarlan	125,813,506	27,216,913
Thomas H. Patrick	127,833,444	25,196,975

c.	The 2007 Employee Incentive Plan was approved by the stockholders. There were 112,035,254 votes cast for approval, 26,793,246 votes cast against approval and 1,038,110 abstentions.

d.
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2008 fiscal year was approved by the stockholders.  There were 141,295,325 votes cast for approval, 10,852,957 votes cast against approval and 882,137 abstentions.

e.	The stockholder proposal on Board Inclusiveness was not approved by the stockholders. There were 42,177,742 votes cast for approval, 79,212,426 votes cast against approval and 18,476,442 abstentions.

f.
The stockholder proposal on Disclosure of Political Contributions was not approved by the stockholders.  There were 42,183,053 votes cast for approval, 76,241,768 votes cast against approval and 21,441,789 abstentions.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of April 25, 2007, by and among Computer Sciences Corporation, Surfside Acquisition Corp. and Covansys Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2007)

3.1
Restated Articles of Incorporation filed with the Nevada Secretary of State on June 11, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003)

3.2
Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003)

3.3	Bylaws, amended and restated effective July 30, 2007

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3
Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel(1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.5	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Restricted Stock Unit Agreements for employees(1) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005)

10.9	Annual Management Incentive Plan, effective April 2, 1983(1) (incorporated by reference to Exhibit X(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.10	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11
Supplemental Executive Retirement Plan, amended and restated effective February 14, 2006(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2006)

10.12	Deferred Compensation Plan, amended and restated effective January 1, 2005(1) (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 6, 2005)

10.13
Severance Plan for Senior Management and Key Employees, amended and restated effective January 1, 2005(1) (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated December 6, 2005)

10.14
Severance Agreement with Van B. Honeycutt, effective February 2, 1998(1) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

10.15	Employment Agreement with Van B. Honeycutt, effective May 1, 1999(1) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1999)

10.16
Amendment of Employment Agreement with Van B. Honeycutt, effective February 3, 2003(1) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2002)

10.17
Amendment No. 2 to Employment Agreement with Van B. Honeycutt, effective December 5, 2005(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.18	Retirement Agreement with Van B. Honeycutt, effective May 21, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2007)

10.19	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.20	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.21	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.22	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.22	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.24	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.25	Rights Agreement dated February 18, 1998, as amended and restated effective August 4, 2006

10.26	Credit Agreement dated as of June 25, 2007

10.27	Credit Agreement dated as of July 12, 2007

10.28
Accelerated Share Repurchase Transaction – VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (2)  (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.29	Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company.(2)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

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

COMPUTER SCIENCES CORPORATION

Date: January 11, 2008	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller Chief Accounting Officer