Form 10-Q
period 2007-09-28
COMPUTER SCIENCES CORP
filed 2008-01-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2007

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

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)		As Restated (1)
Revenues	$4,017.2	$3,609.1	$7,855.1	$7,170.2

Costs of services (excludes depreciation and amortization)	3,253.8	2,893.7	6,351.9	5,773.0
Selling, general and administrative	241.1	226.5	481.7	454.1
Depreciation and amortization	292.2	266.3	571.2	527.2
Interest expense	48.8	56.0	78.0	103.9
Interest income	(8.8)	(7.5)	(18.3)	(33.5)
Special items	25.9	41.0	74.9	237.9
Other income	(7.4)	(8.3)	(25.6)	(12.7)
Total costs and expenses	3,845.6	3,467.7	7,513.8	7,049.9

Income before taxes	171.6	141.4	341.3	120.3
Taxes on income	95.8	51.9	157.4	90.7
Net income	$75.8	$89.5	$183.9	$29.6

Earnings per share:
Basic	$0.44	$0.52	$1.06	$0.16

Diluted	$0.43	$0.51	$1.04	$0.16

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Sept. 28, 2007	Mar. 30, 2007
ASSETS
Cash and cash equivalents	$490.8	$1,050.1
Receivables	4,501.6	4,187.4
Prepaid expenses and other current assets	1,704.5	1,464.0
Total current assets	6,696.9	6,701.5
Property and equipment, net	2,655.0	2,539.1
Outsourcing contract costs, net	982.4	1,029.5
Software, net	525.3	513.3
Goodwill	3,687.0	2,500.1
Other assets	572.1	456.7
Total assets	$15,118.7	$13,740.2

LIABILITIES
Short-term debt and current maturities of long-term debt	$472.0	$93.7
Accounts payable	653.1	855.7
Accrued payroll and related costs	763.3	732.5
Other accrued expenses	1,661.0	2,014.1
Deferred revenue	887.0	1,025.5
Income taxes payable and deferred income taxes	248.8	934.6
Total current liabilities	4,685.2	5,656.1

Long-term debt, net	2,511.8	1,412.2
Income tax liabilities and deferred income taxes	1,118.1
Other long-term liabilities	1,141.6	1,131.9

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 177,413,103 (2008) and 181,105,129 (2007)	177.4	181.1
Additional paid-in capital	1,931.7	1,876.3
Earnings retained for use in business	4,077.9	4,140.9
Accumulated other comprehensive income (loss)	(158.0)	(304.3)
	6,029.0	5,894.0
Less common stock in treasury, at cost, 8,018,891 shares (2008) and 7,787,140 shares (2007)	(367.0)	(354.0)
Total stockholders' equity	5,662.0	5,540.0
Total liabilities and stockholders' equity	$15,118.7	$13,740.2

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Cash flows from operating activities:
Net income	$183.9	$29.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization and other non-cash charges	633.2	597.8
Gain on disposition, net of taxes	(3.3)	(9.0)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(441.4)	(375.2)
Decrease in liabilities	(464.2)	(175.2)
Net cash (used in) provided by operating activities	(91.8)	68.0
Investing activities:
Purchases of property and equipment	(433.3)	(361.9)
Acquisitions, net of cash acquired	(1,315.6)
Outsourcing contracts	(61.4)	(31.6)
Software	(78.3)	(73.8)
Other investing cash flows	8.2	182.8
Net cash used in investing activities	(1,880.4)	(284.5)
Financing activities:
Borrowings (repayments) of commercial paper, net	(.4)	596.9
Borrowings under lines of credit	305.6	302.2
Repayments on lines of credit	(215.9)	(298.8)
Principal payments on long-term debt	(19.5)	(14.8)
Proceeds from debt issuance	1,391.3
Proceeds from stock option and other common stock transactions	73.2	44.2
Repurchase of common stock, net of settlement	(153.1)	(1,000.0)
Excess tax benefit from stock-based compensation	8.9	2.2
Other financing cash flows	2.9	(1.9)
Net cash (used in) provided by financing activities	1,393.0	(370.0)

Effect of exchange rate changes on cash and cash equivalents	19.9	(1.0)

Net decrease in cash and cash equivalents	(559.3)	(587.5)
Cash and cash equivalents at beginning of year	1,050.1	1,290.7
Cash and cash equivalents at end of period	$490.8	$703.2

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

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

Restatement of Unaudited Consolidated Condensed Financial Statements

The Company has restated the accompanying consolidated condensed statements of income and cash flows for the three and six months ended September 29, 2006.  The restatement relates to 1) the correction of errors relating to the accounting for income taxes, 2) the recognition of revenue for the sale of licenses for a software product, 3) the correction of errors related to the accounting for foreign currency translation on certain intracompany balances and 4) the correction of miscellaneous immaterial errors and the reclass of foreign currency gains and losses and losses on the disposal of certain assets to other income.  These adjustments decreased the reported income before taxes by $2.8 and $6.9 and decreased net income by $3.9 and $8.6 for the three and six months ended September 29, 2006, respectively.

Revenue Recognition

The Company determined that it did not correctly apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” with respect to the sale of licenses for a software product.  As a result, the Company overstated revenue and unbilled receivables and understated deferred revenue related to this product in fiscal years prior to 2005 and understated revenue for subsequent periods.  The Company has restated the accompanying consolidated condensed financial statements for the quarter and six months ended September 29, 2006 to record additional revenue and the related tax effects.

Foreign Currency

The Company identified errors in accounting for the effect of foreign currency exchange rate movements on intracompany balances.  These errors include improperly recording foreign currency gains and losses in the cumulative translation adjustment account.  These foreign currency gains and losses were primarily from long-term intracompany notes and should have been recorded in income.  As a result of the foreign currency gains in Germany the Company released the valuation allowance on a fully valued net operating loss.  The Company has restated the accompanying consolidated condensed financial statements for the quarter and six months ended September 29, 2006 to record foreign currency gains and losses on intracompany balances.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Income Taxes

The Company identified errors related to the accounting for income taxes in prior periods.  The errors affecting income tax expense for the three and six months ended September 29, 2006 were related to the accounting for U.S. income tax liabilities related to foreign operations and the reporting of certain general and administrative costs in the Company’s U.S. federal tax return.  The Company also identified a number of other errors related to income taxes which did not affect income tax expense but did result in the accrual of interest and penalties which had not been previously recorded for the first and second quarter of fiscal 2007.  As a result, the Company has restated the accompanying consolidated condensed financial statements for the quarter and six months ended September 29, 2006 to record additional penalties, interest and income tax expense.

Other

The Company has reclassified immaterial gains and losses from the disposition of immaterial businesses, the disposition of non-operating assets and investment securities, as well as foreign currency gains and losses and cost of services, to other income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Summary of Adjustments to the Consolidated Condensed Financial Statements

The following tables present the effects of the restatement adjustments on the Company’s previously reported consolidated condensed statement of income for the three and six months ended September 29, 2006:

	Three Months Ended September 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Foreign Currency	Other	As Restated
Revenues	$3,605.2	$3.9				$3,609.1

Costs of services (excludes depreciation and amortization)	2,896.4				$(2.7)	2,893.7
Selling, general and administrative	226.5					226.5
Depreciation and amortization	266.3					266.3
Interest expense	38.3		$17.7			56.0
Interest income	(7.5)					(7.5)
Special items	41.0					41.0
Other (income)/expense				$(11.0)	2.7	(8.3)
Total costs and expenses	3,461.0		17.7	(11.0)		3,467.7

(Loss) income before taxes	144.2	3.9	(17.7)	11.0		141.4
Taxes on income	50.8	1.5	(4.7)	4.3		51.9
Net (loss) income	$93.4	$2.4	$(13.0)	$6.7		$89.5
Earnings per share:
Basic	$0.54	$0.01	$(0.08)	$0.03		$0.52
Diluted*	$0.53	$0.01	$(0.08)	$0.03		$0.51

	Six Months Ended September 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Foreign Currency	Other	As Restated
Revenues	$7,161.4	$8.8				$7,170.2

Costs of services (excludes depreciation and amortization)	5,779.5				$(6.5)	5,773.0
Selling, general and administrative	454.1					454.1
Depreciation and amortization	527.2					527.2
Interest expense	69.0		$34.9			103.9
Interest income	(33.5)					(33.5)
Special items	237.9					237.9
Other (income)/expense				$(19.2)	6.5	(12.7)
Total costs and expenses	7,034.2		34.9	(19.2)		7,049.9

(Loss) income before taxes	127.2	8.8	(34.9)	19.2		120.3
Taxes on income	89.0	3.4	(9.3)	7.6		90.7
Net (loss) income	$38.2	$5.4	$(25.6)	$11.6		$29.6
Earnings per share:
Basic	$0.21	$0.03	$(0.14)	$0.06		$0.16
Diluted*	$0.21	$0.03	$(0.14)	$0.06		$0.16

*Amounts may not add due to rounding

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Adjustments to the consolidated condensed statement of cash flow for the six months ended September 29, 2006:

	Six Months Ended September 29, 2006
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$38.2	$(8.6)	$29.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	607.9	(10.1)	597.8
Gain on dispositions, net of tax	(9.0)		(9.0)
Changes in assets and liabilities, net of effects ofacquisitions and dispositions:
Increase in assets	(357.3)	(17.9)	(375.2)
Decrease in liabilities	(211.8)	36.6	(175.2)
Net cash used in operating activities	$68.0		$68.0

Note 2 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Second Quarter Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)

Net income	$75.8	$89.5

Common share information:
Average common shares outstanding for basic EPS	172.018	172.092
Dilutive effect of common stock equivalents	3.246	3.178
Shares for diluted EPS	175.264	175.270

Basic EPS	$0.44	$0.52

Diluted EPS	$0.43	$0.51

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 – Earnings per Share (continued)

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Net income	$183.9	$29.6

Common share information:
Average common shares outstanding for basic EPS	172.947	179.814
Dilutive effect of common stock equivalents	3.492	3.613
Shares for diluted EPS	176.439	183.427

Basic EPS	$1.06	$0.16

Diluted EPS	$1.04	$0.16

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 7,185,437 and 5,719,981 for the three months and 5,937,541 and 4,834,949 for the six months ended September 28, 2007 and September 29, 2006, respectively.

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

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

Prior to the adoption of FIN 48, the Company’s policy was to classify penalties as an operating expense, and interest on tax underpayments as interest expense in arriving at pretax income.  Upon adoption of FIN 48, the Company elected to change its accounting policy and classify interest expense on underpayments and uncertain tax positions and the related penalties in the income tax provision.  As of the date of adoption of FIN 48 the Company had accrued $213 of interest and $158 of penalties related to income tax matters.  The Company accrued an additional $25.3 of interest ($15.9 net of tax) and $48.1 ($30.0 net of tax) of interest in the second quarter and six months year to date ended September 28, 2007 increasing its income tax provision and the liability for uncertain tax positions.  During the six months ended September 28, 2007 the Company reduced income tax expense and the liability for uncertain tax positions by $30.7 ($21.1 net of tax) for the reversal of accrued penalties and interest as a result of filing applications for changes in accounting method with the Internal Revenue Service (IRS), which precludes the IRS from making assessments related to the associated unrecognized tax benefits.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Income Taxes (continued)

Tax Examination Status

During the next 12 months, it is reasonably possible the Company’s liability for uncertain tax positions may change as a result of the following:

•
The Company is engaged in settlement discussions with the IRS with respect to the examination of fiscal years 1995 through 1999 and expects to reach a settlement within the next twelve months.  The nature of the significant items subject to examination includes bad debt deductions, property transactions, and credits.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Debt

The Company issued approximately $1,400 of commercial paper during the period from June 19, 2007 through June 28, 2007 to finance the acquisition of Covansys Corporation.  The outstanding commercial paper was classified as long-term as the Company intends and has the ability to refinance the commercial paper long-term utilizing the long-term credit agreement described below.  The weighted average interest rate on the commercial paper was 5.86% and 5.70% for the quarter and six months ended September 28, 2007, respectively.

On June 25, 2007, the Company entered into a credit agreement for $1,000 with Bank of America, N.A., Barclays Bank PLC, and Merrill Lynch Capital Corporation.  The line of credit will be used by the Company as a commercial paper backup for the Covansys acquisition financing.  On July 12, 2007, the Company entered into a credit agreement for a $1,500 commercial paper backup which replaced the existing $1,000 line of credit entered into on August 26, 2006.

The Company delayed filing its Form 10-Q for the quarter ended June 29, 2007.  As a result of this delay, the Company determined it would not be able to comply with certain reporting requirements of its $1,500 and $1,000 credit agreements.  In August, October and November 2007, the Company obtained waivers from its lenders under its $1,500 and $1,000 credit agreements for failure to comply with the reporting covenants in those agreements.  The waivers expire on January 31, 2008.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 14 of the Company’s 2007 Annual Report filed on Form 10-K/A.  For the three and six months ended September 28, 2007 and September 29, 2006, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Cost of services	$3.7	$3.6
Selling, general and administrative	8.7	13.1
Special items
Total	$12.4	$16.7
Total net of tax	$7.6	$10.9

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Cost of services	$7.0	$7.5
Selling, general and administrative	18.0	25.2
Special items	10.4
Total	$35.4	$32.7
Total net of tax	$21.6	$21.1

The charge to special items of $10.4 ($6.3 net of tax) for the six months ended September 28, 2007 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 13, Special Items.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average fair values of stock options granted during the six months ended September 28, 2007 and September 29, 2006 were $17.87 and $16.66 per share, respectively.  In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Risk-free interest rate	4.68%	4.85%
Expected volatility	31%	28%
Expected lives	4.14 years	4.09 years

Employee Incentive Plans

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  The Company’s standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  At September 28, 2007, 14,003,311 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Six Months Ended September 28, 2007
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 30, 2007	17,060,082	$45.23	5.86	$140.2
Granted	3,344,799	55.23
Exercised	(1,789,202)	40.90
Canceled/Forfeited	(327,431)	51.95
Expired	(63,906)	54.82
Outstanding at September 28, 2007	18,224,342	47.30	6.22	162.6
Vested and expected to vest in the future at September 28, 2007	17,858,828	47.16	6.15	162.1
Exercisable at September 28, 2007	12,531,982	44.35	4.90	150.2

The total intrinsic value of options exercised during the six months ended September 28, 2007 and September 29, 2006 was $29.8 and $19.9, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of our common stock at September 28, 2007 (for options outstanding), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the six months ended September 28, 2007 and September 29, 2006, was $73.2 and $44.2, respectively.  During the six months ended September 28, 2007 and September 29, 2006, the Company realized income tax benefits of $24.3 and $7.6, respectively, and an excess tax benefit of $8.9 and $2.2, respectively, related to the exercise of these stock options.

As of September 28, 2007, there was $76.4 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.34 years.

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

Information concerning stock awards granted under stock incentive plans is as follows:

	Six Months Ended September 28, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	1,143,017	$48.30
Granted	183,375	55.21
Released/Redeemed	(578,017)	47.60
Forfeited/Canceled	(7,135)	55.09
Outstanding at September 28, 2007	741,240	50.49

As of September 28, 2007, there was $28.4 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 3.16 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  At September 28, 2007, 90,400 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	Six Months Ended September 28, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	73,321	$44.44
Granted
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at September 28, 2007	72,721	44.49

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

As of September 28, 2007, there was no unrecognized compensation expense related to unvested nonemployee director RSUs as they were all fully vested.

Note 6 – Other (Income)/Expense

For the three and six months ended September 28, 2007 and September 29, 2006, the components of other (income)/expense were as follows:

	Second Quarter Ended
	Sept. 28, 2007	Sept. 29, 2006
Foreign exchange gain	$(7.4)	$(11.0)
Other		2.7
Total	$(7.4)	$(8.3)

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Foreign exchange gain	$(25.6)	$(19.2)
Other		6.5
Total	$(25.6)	$(12.7)

Note 7 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	Sept. 28, 2007	Mar. 30, 2007
Property and equipment	$3,381.3	$3,073.8

Note 8 – Dividends

No dividends were paid during the periods presented. At September 28, 2007 and March 30, 2007, there were 177,413,103 and 181,105,129 shares, respectively, of $1.00 par value common stock issued.  The Company had 8,018,891 and 7,787,140 shares of treasury stock as of September 28, 2007 and March 30, 2007, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 9 – Cash Flows

Cash payments for interest on indebtedness were $75.0 and $65.0 for the six months ended September 28, 2007 and September 29, 2006, respectively.  Net cash payments for taxes on income were $210.7 and $158.2 for the six months ended September 28, 2007 and September 29, 2006, respectively.

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Second Quarter Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Net income	$75.8	$89.5
Foreign currency translation adjustment	86.9	46.8
Unfunded pension adjustment		2.8
Unrealized gain on available for sale securities		.3
Comprehensive income	$162.7	$139.4

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Net income	$183.9	$29.6
Foreign currency translation adjustment	141.4	116.9
Unfunded pension adjustment	4.5	(1.2)
Unrealized gain on available for sale securities	.4	.2
Reclassification adjustment for gains realized in net income		(6.9)
Comprehensive income	$330.2	$138.6

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, unamortized benefit plan costs, and net unrealized gain (loss) on available for sale securities.

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” CSC aggregates operating segments into two reportable segments, North American Public Sector and Global Commercial.  The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The September 29, 2006 reportable segments have been restated to reflect a change in the composition of the Global Commercial and North American Public Sector segments as a result of realigning certain consulting systems and integration business lines.

Information on reportable segments is as follows:

	Global Commercial	North American Public Sector	Corporate	Total
Second Quarter Ended, September 28, 2007
Revenues	$2,566.5	$1,450.7		$4,017.2
Earnings (loss) before special items, other income/(expense), interest and taxes	175.1	69.9	$(14.9)	230.1

Second Quarter Ended, September 29, 2006 - As Restated (1)
Revenues	$2,257.8	$1,351.3		$3,609.1
Earnings (loss) before special items, other income/(expense), interest and taxes (2)	145.9	92.4	$(15.7)	222.6

	Global Commercial	North American Public Sector	Corporate	Total
Six Months Ended, September 28, 2007
Revenues	$4,984.4	$2,870.7		$7,855.1
Earnings (loss) before special items, other income/(expense), interest and taxes	317.7	161.5	$(28.9)	450.3

Six Months Ended, September 29, 2006 - As Restated (1)
Revenues	$4,503.4	$2,666.8		$7,170.2
Earnings (loss) before special items, other income/(expense), interest and taxes (2)	256.7	188.9	$(29.7)	415.9

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.
(2)
Prior period Earnings (loss) before special items, interest and taxes has been reclassified to exclude other income (expense) related to certain items in conformance with the current quarter presentation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (continued)

A reconciliation of earnings before special items, other income/(expense), interest and taxes to income before taxes is as follows:

	Second Quarter Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Earnings before special items, other income/(expense), interest and taxes	$230.1	$222.6
Interest expense	(48.8)	(56.0)
Interest income	8.8	7.5
Special items	(25.9)	(41.0)
Other income	7.4	8.3
Income before taxes	$171.6	$141.4

	Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
		As Restated (1)
Earnings before special items, other income/(expense), interest and taxes	$450.3	$415.9
Interest expense	(78.0)	(103.9)
Interest income	18.3	33.5
Special items	(74.9)	(237.9)
Other income	25.6	12.7
Income before taxes	$341.3	$120.3

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to assess the carrying value of Goodwill at least annually or as circumstances require.  Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned.  The annual validation test for all reporting units was performed during the second quarter ended September 28, 2007, with no indication of impairment.

A summary of the changes in the carrying amount of goodwill by segment for the six months ended September 28, 2007 is as follows:

	Global Commercial	North American Public Sector	Total
Balance as of March 30, 2007	$1,854.3	$645.8	$2,500.1
Additions (Adjustments)	1,129.3	(.3)	1,129.0
Foreign currency translation	57.9		57.9
Transfers	(33.7)	33.7
Balance as of September 28, 2007	$3,007.8	$679.2	$3,687.0

The addition to goodwill for the period relates to the acquisition of Covansys Corporation.  See footnote 15 for further details.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of September 28, 2007 and March 30, 2007 is as follows:

	September 28, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,438.6	$913.3	$525.3
Outsourcing contract costs	2,058.6	1,076.2	982.4
Other intangible assets	355.8	124.2	231.6
Total intangible assets	$3,853.0	$2,113.7	$1,739.3

	March 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,343.6	$830.3	$513.3
Outsourcing contract costs	2,197.4	1,167.9	1,029.5
Other intangible assets	189.1	108.0	81.1
Total intangible assets	$3,730.1	$2,106.2	$1,623.9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets (continued)

Amortization related to intangible assets was $119.7 and $111.2 for the three months and $227.3 and $217.9 for the six months ended September 28, 2007 and September 29, 2006, respectively.  Estimated amortization expense related to intangible assets as of March 30, 2007, adjusted for the acquisition of Covansys, for each of the subsequent five years, fiscal 2008 through fiscal 2012, is as follows: $459, $439, $329, $243, and $103, respectively.

Note 13 – Special Items

Special items totaling $25.9 and $74.9 were recorded during the quarter and six months ended September 28, 2007, respectively.  For the second quarter and six months ended September 28, 2007 special items consisted of: (1) a $25.9 and $52.5 restructuring charge, respectively (see discussion below), and (2) a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and will receive, as a separation benefit, a lump sum cash payment of $11.2 on January 31, 2008 as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2, of which $10.4 was recorded in Special Items and $1.8 was recorded as additional paid in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 ($13.6 net of tax or 8 cents per share).

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

Workforce reductions, including some voluntary terminations, of approximately 550 employees occurred in the second quarter of fiscal 2008.  Workforce reductions in the second quarter of 2007 were approximately 1,200 employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

Termination-related charges of $18.7 were recorded in the second quarter of 2008, which compares to termination-related charges of $37.6 for the second quarter of 2007.  Other costs, which were primarily related to vacant space, of $7.2 were also recorded during the second quarter of 2008, which compares to other costs of $2.6 in the second quarter of 2007.  All of the restructuring charge in the second quarter of 2008 was incurred in the Global Commercial reporting segment.  Additional restructuring charges of approximately $70 are expected to be incurred in the remainder of fiscal 2008.  Restructuring charges of $333.4 were recorded in fiscal year 2007.

A majority of the planned headcount reductions were scheduled to take place in Europe.  Approximately 500 reductions have taken place in the second quarter, against a plan of approximately 1,400 for the full fiscal year 2008.  Approximately 60 reductions were made in North America in the second quarter of fiscal 2008, against a plan of 500 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $48.2 were made in the second quarter of fiscal 2008.  Restructuring-related pre-tax cash payments of approximately $58.7 were recorded in the second quarter of fiscal 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 second quarter and year to date activity (in millions):

Three months ended September 28, 2007:

	Liability as of June 29, 2007	Total pre-tax charges recorded 2nd quarter fiscal 2008 (1)	Less Payments	Other (2)	Restructuring liability as of Sept. 28, 2007
Workforce reductions	$81.2	$18.7	$(38.5)	$2.4	$63.8
Other	39.9	7.2	(9.7)	0.9	38.3
Total	$121.1	$25.9	$(48.2)	$3.3	$102.1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

Six months ended September 28, 2007:

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008 (1)	Less Payments	Other (2)	Restructuring liability as of Sept. 28, 2007
Workforce reductions	$93.5	$40.3	$(73.0)	$3.0	$63.8
Other	$38.8	12.2	(15.3)	2.6	38.3
Total	$132.3	$52.5	$(88.3)	$5.6	$102.1

(1)	Charges primarily related to workforce reductions include pension augmentations that will be paid out as part of normal pension distributions and are reflected in the pension liability.
(2)	Foreign currency translation adjustments and facility consolidation.

Note 14 – Contracts with the U.S. Federal Government

During the second quarter of fiscal 2008, the Company amended a contract with the IRS in connection with a long-term systems modernization effort resulting in a forward loss of approximately $8.1.  In addition, the Company recorded a charge of approximately $33.9, or approximately half of the total, to reduce precontract costs to an amount which is probable of recovery for a combined charge of $42 which is included in cost of services.

Note 15 – Acquisitions

On July 2, 2007, CSC acquired all the outstanding shares of Covansys Corporation (Covansys), a publicly held U.S. global consulting and technology services company headquartered in Farmington Hills, Michigan, for a cash purchase price of approximately $1,300 net of acquired cash. The acquisition extends CSC’s ability to offer strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys will increase the Company’s delivery capabilities in India, and accelerate development of strategic offshore offerings.

The acquisition was accounted for under the purchase method and, accordingly, Covansys’ results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates for intangible and fixed assets will be finalized no later than the end of the first quarter of fiscal 2009.  Based on the preliminary estimates of fair value approximately $168 was allocated to identifiable intangible assets and approximately $1,100 was allocated to goodwill.  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments anticipated to be provided by the acquisition as described above.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (continued)

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ proforma results for the first three months of the six months ended September 28, 2007 include nonrecurring costs of $4.0 related to acquisition activities and costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
(In millions except per-share amounts)	Second Quarter Ended		Second Quarter Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Revenue	$4,017.2	$3,609.1	$4,017.2	$3,720.0

Net Income	$75.8	$89.5	$75.8	$79.9

Basic Earnings Per Share	0.44	0.52	0.44	0.46

Fully Diluted Earnings Per Share	0.43	0.51	0.43	0.46

	As Reported		Pro forma
(In millions except per-share amounts)	Six Months Ended		Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Revenue	$7,855.1	$7,170.2	$7,974.7	$7,399.0

Net Income	$183.9	$29.6	$163.2	$10.5

Basic Earnings Per Share	1.06	0.16	0.94	0.06

Fully Diluted Earnings Per Share	1.04	0.16	0.92	0.06

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 37 Covansys employees.  As of September 28, 2007, 8 employees had been terminated.  Consolidation and integration plans are still being developed in the various geographies where Covansys operates; therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (continued)

	Acquisition Integration Liabilities	Paid as of Sept. 28, 2007	Balance Remaining at Sept. 28, 2007
Facility consolidations	$4.4	$(0.1)	$4.3
Severance payments	4.9	(0.2)	4.7
Other	0.1		0.1
Total	$9.4	$(0.3)	$9.1

The Company is currently reviewing the preliminary fair value estimates of assets acquired and liabilities assumed, including valuations associated with identified intangible assets, exit and facility consolidation activities, litigation, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition.  Litigation issues include two pre-acquisition contingencies for which the Company is awaiting additional information to determine fair value at the acquisition date.  For one matter, CSC will evaluate employee job title mapping and classification after a review of labor and payroll detail records.  The second matter will require further review of compliance of regulatory filings in India.  Approximately $2 of liability has been preliminarily estimated for these two matters pending further review.  The Company is also in the process of evaluating accounting treatment for conformance.  Adjustments to the purchase price allocation are expected to be finalized no later than the first quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.

On December 22, 2006, CSC acquired all the outstanding shares of Datatrac Information Services, Inc. (Datatrac), a privately held U.S. government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123.  The acquisition extends CSC's ability to offer comprehensive solutions in identity management and credentialing, a market segment of strategic importance to CSC's North American Public Sector operation.  It also expands the Company's capabilities in offering customer contact solutions to clients across the broad U.S. federal market and strengthens CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.

Datatrac’s results of operations have been included with the Company’s from the date of acquisition, December 22, 2006.  The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.  There were no material purchase accounting adjustments to Datatrac’s assets and liabilities during the six months ended September 28, 2007.  The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

The Datatrac stock purchase agreement contains an earn-out provision with additional consideration based on the Company’s success in winning the recompete for its Service Center Operation Team contract with the U.S. federal government.  However, the Company was not awarded this contract and as a result no consideration will be payable under the earn-out provision.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (continued)

As a result of the Datatrac acquisition on December 21, 2006, the Company incurred costs to consolidate facilities and other costs to integrate Datatrac into the Company.  The facility consolidations related to the abandonment and sublease of Datatrac facilities. The components of the final acquisition integration liabilities included in the purchase price allocation for Datatrac are presented in the following table.

	Acquisition Integration Liabilities	Paid as of Sept. 28, 2007	Balance Remaining at Sept. 28, 2007
Facility consolidations	$6.1	$.1	$6.0
Other	.1		.1
Total	$6.2	$.1	$6.1

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

	Acquisition Integration Liabilities	Paid as of Sept. 28, 2007	Balance Remaining at Sept. 28, 2007
Severance payments	$7.1	$7.1
Facility consolidations	66.7	59.4	$7.3
Other	6.1	3.5	2.6
Total	$79.9	$70.0	$9.9

Note 16 – Share Repurchase Program

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

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1,000 in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan.  This share repurchase program is expected to be completed during Fiscal 2009.  During the second quarter of fiscal 2008 the Company acquired and retired approximately 3.1 million outstanding shares for $168.8 under this plan.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $472.3 of such working capital lines; as of September 28, 2007, the amount of the maximum potential payment is $45.4, the amount of the related outstanding subsidiary debt. The $45.4 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies (continued)

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  The settlement provides for Sears paying to the Company $75, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position as of September 28, 2007, with no material impact to income.

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

The Company has converted all 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $435 of unbilled receivables and $400 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims. CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Not withstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies (continued)

With respect to the larger set of claims, during the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counter claim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and downward adjusted its value, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts currently on the Company’s balance sheet.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either the ASBCS or the U.S. Court of Federal Claims.

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

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from these actions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies (continued)

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

Note 18 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Three Months Ended
	September 28, 2007		September 29, 2006
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$29.9	$20.1	$32.1	$19.6
Interest cost	32.5	30.3	29.1	25.2
Expected return on assets	(38.2)	(36.1)	(33.4)	(29.6)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.2	.1	.8	.1
Amortization of unrecognized net loss	3.7	5.4	4.1	3.4
SFAS No. 88 settlement/curtailment		.2		.7
Net periodic pension cost	$28.1	$20.3	$32.7	$19.7

	Six Months Ended
	September 28, 2007		September 29, 2006
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$59.8	$40.3	$64.2	$46.5
Interest cost	65.0	60.0	58.2	49.9
Expected return on assets	(76.4)	(71.5)	(66.8)	(57.9)
Amortization of transition obligation		.6		.6
Amortization of prior service costs	.4	.2	1.6	.3
Amortization of unrecognized net loss	7.4	10.7	8.2	8.6
SFAS No. 88 settlement/curtailment		.4		.7
Special termination benefit recognized				6.7
Net periodic pension cost	$56.2	$40.7	$65.4	$55.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Pension and Other Benefit Plans (continued)

	Three Months Ended
	September 28, 2007		September 29, 2006
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.7	$.1	$.4	$.1
Interest cost	2.4	.1	2.2	.1
Expected return on assets	(1.7)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.1		.2
Amortization of unrecognized net loss	1.1		.9
Net provision for postretirement benefits	$3.0	$.2	$2.5	$.2

	Six Months Ended
	September 28, 2007		September 29, 2006
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.3	$.2	$1.2	$.2
Interest cost	4.9	.2	4.4	.2
Expected return on assets	(3.4)		(3.2)
Amortization of transition obligation	.8		.8
Amortization of prior service costs	.3		.4
Amortization of unrecognized net loss	2.1		1.8
Net provision for postretirement benefits	$6.0	$.4	$5.4	$.4

As previously disclosed in Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007, the Company expects to contribute $240 million to its defined benefit pension and postretirement benefit plans during fiscal 2008.  During the first six months of fiscal 2008, the Company contributed $124.4 million to its defined benefit pension plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115.  The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed.  This Statement is effective for CSC’s fiscal 2009.  The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

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

Note 19 – Recent Accounting Pronouncements (continued)

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

The significant provisions of SFAS 141R are summarized below:

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

Note 19 – Recent Accounting Pronouncements (continued)

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

•
SFAS 141R requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair values.  SFAS No. 141 permitted deferred recognition of preacquisition contingencies under the recognition criteria for SFAS No. 5, “Accounting for Contingencies.”

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

Note 19 – Recent Accounting Pronouncements (continued)

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

Note 20 – Subsequent Events

As described in an 8-K filing dated October 25, 2007, the Company and Sears Holdings Corporation (SHC) settled their dispute regarding the termination of the outsourcing agreement between the Company and SHC.  Under the agreement SHC paid the Company $75 on January 8, 2008 to settle all claims and purchase certain specified equipment.  In addition, previous payments made by SHC were retained by the Company.  The settlement provided for recovery of the Company’s net asset position as of September 28, 2007, with no material impact to income.

On October 31, 2007, the Company announced an agreement to acquire First Consulting Group (FCG) in an all-cash transaction for $13.00 per share, or approximately $365.  The agreement was approved by the Board of Directors of CSC. The FCG Board of Directors has also approved the agreement, and recommends that its stockholders approve the merger.  The transaction is expected to be completed during the first calendar quarter of 2008 (which is the fourth quarter of CSC's fiscal year 2008 and the first quarter of FCG's fiscal year 2008).  FCG is an industry-leading professional services firm focused on healthcare and technology. FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical, life sciences organizations, independent software vendors and others clients both within healthcare and in other industries.  The acquisition of FCG will increase the Company’s healthcare capabilities, offerings, and healthcare presence in the United States, Europe and Asia.

From October 1, 2007 through November 30, 2007, the Company purchased from Goldman, Sachs & Co. under rule 10b5-1, 3.7 million shares of outstanding common stock for the combined market value of $203.5.

The Company delayed filing its Form 10-Q for the quarter ended June 29, 2007.  As a result of this delay, the Company determined it would not be able to comply with certain reporting requirements of its $1,500 and $1,000 credit agreements.  In August, October, November and December 2007, the Company obtained waivers from its lenders with respect to its non-compliance with reporting requirements under its $1,500 and $1,000 credit agreements for failure to comply with the reporting covenants in those agreements.  The December waivers expire on January 31, 2008.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2008 versus
Second Quarter and First Six Months of Fiscal 2007

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

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007.  The following discusses the Company's results of operations and financial condition as of and for the six months ended September 28, 2007, and the comparable period for the prior fiscal year as restated.  See Note 1 to the consolidated condensed financial statements.

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

Second Quarter Overview

Key highlights of the second quarter and year-to-date include:

•	Second quarter revenues as reported rose 11.3%, and 8.3% on a constant currency basis.
•	Six months year-to-date revenue as reported increased 9.6%, and 6.6% on a constant currency basis.
•	The Company recorded a charge during the second quarter of fiscal 2008 for a contract with an agency of the U.S. federal government of $42 million ($25.6 million after tax or 15 cents).
•
The Company recorded a special pretax restructuring charge of $25.9 million ($19.3 million after tax or 11 cents per share) during the second quarter of fiscal 2008 and a $41.0 million ($29.7 million after tax or 17 cents per share) special pretax restructuring charge during the second quarter of fiscal 2007.

•
For the six months year to date of fiscal 2008, the Company recorded a special pretax restructuring charge of $52.5 million ($39.1 million after tax or 22 cents per share) and a $22.4 million ($13.6 million after tax or 8 cents per share) special pretax charge related to the retirement of its Chairman and Chief Executive Officer July 30, 2007.  For the six months year to date of fiscal 2007, the Company recorded a special pretax restructuring charge of $256.2 million ($212.6 million after tax or $1.16 per share) and a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•	Net income was $75.8 million compared to $89.5 million for the prior year second quarter and $183.9 million compared to $29.6 million for the prior year six months year to date.
•	Earnings per share were 43 cents and $1.04 compared to 51 cents and 16 cents for the three and six months year to date for fiscal 2008 and 2007, respectively.
•	Business awards of $4.0 billion and $8.5 billion were announced for the quarter and year-to-date, respectively.
•	DSO of 102 days was up 3 days compared to the second quarter of fiscal 2007 and decreased 2 days compared to the first quarter of fiscal 2008.
•
During the second quarter, the Company received approximately 2.7 million shares, which were retired, as final settlement of the collared accelerated share repurchase agreement entered into during July 2006.  The Company also acquired and retired approximately 3.1 million shares for approximately $169 million through plan 10b5-1 share repurchases during the second quarter.

•	Debt-to-total capitalization ratio at quarter-end increased to 34.5% from 21.4% at fiscal 2007 year-end.
•	ROI for the last twelve months ended September 28, 2007 was approximately 10.4%.
•
Cash used in operating activities was $91.8 million for the six months year to date of fiscal 2008 versus cash provided of $68.0 million for the fiscal 2007 comparable period.  Cash used in investing activities was $1.88 billion for the first six months of fiscal 2008 compared to $284.5 million for fiscal 2007 comparable period.  Free cash outflow for the six months year to date was $(676.0) million for fiscal 2008 compared to $(357.1) million for the fiscal 2007 comparable period.(1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Six Months Ended
(In millions)	Sept. 28, 2007	Sept. 29, 2006
Free cash flow	$(676.0)	$(357.1)
Net cash used in investing activities	1,880.4	284.5
Proceeds from redemption of preferred stock		126.5
Acquisitions	(1,315.6)
Capital lease payments	19.4	14.1
Net cash provided by (used in) operating activities	$(91.8)	$68.0

The Company’s announced new business awards of $4.0 billion for the second fiscal quarter includes the following:

-	U.S. General Services Administration ($900 million)
-	U.S. Air Force Space Command ($820 million)
-	National Aeronautics and Space Administration ($597 million)
-	Centers for Medicare and Medicaid Services ($200 million)
-	Previously unannounced U.S. Federal contracts ($1.1 billion)

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

Revenue increased 11.3% during the second quarter of fiscal 2008 on a year over year basis as a result of growth in Europe, which benefited from the impact of new contracts, growth in consulting and systems implementation work and favorable currency movements.  The Company’s North American Public sector also contributed to the revenue growth with new contracts and the acquisition of Datatrac contributing to revenue growth.  The Company’s revenue was also favorably impacted by the completion of the acquisition of Covansys Corporation during the second quarter.  This growth in revenue was partially offset by the impact of the termination and unsuccessful recompete efforts for certain contracts as well as the impact of negotiated price reductions, reductions in service offerings and reductions in discretionary project work for certain contracts in the Company’s U.S. commercial operations.  For the six months year to date, the revenue trend was similar to the trend for the second quarter.

ROI from continuing operations, before special items, for the twelve months ended September 28, 2007 was approximately 10.4%, an increase of 1.8 percentage points over the prior year as a result of a 1.0% point improvement in the margin and reduced equity as a result of the share buyback, the adoption of FASB No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” and the adoption of FIN 48.  This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the six months year-to-date of fiscal 2008 versus six months year-to-date of fiscal 2007 was the result of an increase in receivables, as demonstrated by the year over year increase in DSO, and a reduction in accounts payable and accrued expenses partially offset by the increase in net income.  The increase in the outflow of cash for investing activities and the inflow of cash provided by financing activities was primarily a result of the acquisition of Covansys Corporation and the financing of that transaction.

Results of Operations

Revenues

	Second Quarter
(Dollars in millions)	2008	2007	Change	Percent
		As Restated (1)
U.S. Commercial	$1,026.0	$930.6	$95.4	10.3%
Europe	1,107.8	942.8	165.0	17.5
Other International	432.7	384.4	48.3	12.6
Global Commercial segment	2,566.5	2,257.8	308.7	13.7
North American Public Sector	1,450.7	1,351.3	99.4	7.4
Total	$4,017.2	$3,609.1	$408.1	11.3%

	Six Months Year-to-Date
(Dollars in millions)	2008	2007	Change	Percent
		As Restated (1)
U.S. Commercial	$1,945.8	$1,888.2	$57.6	3.1%
Europe	2,201.7	1,884.7	317.0	16.8
Other International	836.9	730.5	106.4	14.6
Global Commercial segment	4,984.4	4,503.4	481.0	10.7
North American Public Sector	2,870.7	2,666.8	203.9	7.6
Total	$7,855.1	$7,170.2	$684.9	9.6%

The factors affecting the percent change in revenues for the second quarter and six months year-to-date of fiscal 2008 are as follows:

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Second Quarter
U.S. Commercial	10.3%		10.3%
Europe	9.3	8.2	17.5
Other International	4.2	8.4	12.6
Global Commercial segment	8.8	4.9	13.7
North American Public Sector	7.4		7.4
Total	8.3	3.0	11.3%

	Net Internal Growth	Approximate Impact of Currency Fluctuations	Total
Six Months Year-to-Date
U.S. Commercial	3.1%		3.1%
Europe	8.8	8.0	16.8
Other International	6.0	8.6	14.6
Global Commercial segment	5.9	4.8	10.7
North American Public Sector	7.6		7.6
Total	6.6	3.0	9.6%

Revenue, as reported, for the second quarter of fiscal 2008 increased compared to the prior year period.  Growth in Global Commercial operations and North American Public Sector contributed to revenue growth for the second quarter and six months year to date for fiscal 2008.  Global Commercial’s revenue growth was from operations in Europe and Other International and also benefited from the acquisition of Covansys Corporation during the second quarter.  Foreign currency movements favorably impacted Global Commercial revenue for the second quarter and six months year to date.  North American Public Sector experienced growth from Department of Defense contracts and a new contract in Other and benefited from the acquisition of Datatrac during the third quarter of the prior fiscal year.

Global Commercial

The increase in the Company's commercial revenues for the second quarter compared to the prior year period was the result of the acquisition of Covansys Corporation on July 2, 2007, new business and growth on existing contracts in Europe as well as improved performance for consulting and systems integration services in Europe and growth in Australia and Asia.  This growth was partially offset by lower levels of outsourcing activity primarily in the United States.  As in the second quarter of fiscal 2007, outsourcing activity was negatively impacted during the second quarter of fiscal 2008 by terminated and completed contracts.  Demand for consulting and systems integration services in Europe showed strong growth during the second quarter of fiscal 2008 while the consulting and systems integration business in the United States continued to experience softness in demand in selected service lines. Revenue growth from international operations also benefited from foreign currency fluctuations.  The Company’s announced awards during the second quarter of fiscal 2008 for the Global Commercial business were minimal.

Revenue growth for U.S. commercial operations was the result of revenue from the acquisition of Covansys Corporation, which provided approximately $131 million of revenue in the second quarter of fiscal 2008, primarily from U.S. operations, and growth in financial services software and business process outsourcing related services.  Revenue from U.S. outsourcing operations continued to be adversely impacted by the terminations and unsuccessful recompete efforts on outsourcing engagements.  These included the termination of the Sears contract, a hospital contract and the unsuccessful recompete efforts on a local government and hospital company contract.  Combined, these adversely impacted revenue by $28 million during the second quarter of fiscal 2008 and $57 million for the six months year to date.  Revenue from U.S. outsourcing operations was also adversely impacted by negotiated price reductions and reductions in service offerings on certain contracts as well as reductions in discretionary project work which combined, adversely impacted revenue on a year-over-year basis by $28 million during the second quarter of fiscal 2008 and $51 million for the six months year to date.  Partially offsetting the revenue declines noted above were new outsourcing engagements with an auto parts manufacturer and a natural resources company, which provided approximately $16 million during the second quarter of fiscal 2008 and $23 million for the six months year to date.

In European operations, new awards for an additional region for a contract to modernize patient record systems, for public sector services, for an investment banking firm and an auto parts manufacturer contributed $59 million in revenue growth during the second quarter compared to the prior year.  For the six months year to date, new awards contributed approximately $119 million in revenue growth compared to the prior year. Consulting and systems integration operations contributed approximately $17 million and $25 million to revenue growth in Europe for the second quarter and six months year to date for fiscal 2008, respectively, as utilization improved and billable hours increased in the western region.  Increases in volume on certain existing engagements offset volume reductions on other existing engagements during the second quarter of fiscal 2008 and exceeded volume reductions for the six months year to date. Sales of software license also contributed to revenue growth for the second quarter of fiscal 2008.  As noted in the accompanying table, foreign currency fluctuations also contributed to the revenue growth for the second quarter and six months year to date.

Other International operations revenue growth was led by Australia operations with revenue growth of $39 million during the second quarter and $76 million for the six months year to date.  Growth from a recruitment business and volume increases on existing outsourcing contracts contributed $17 million and $44 million in revenue growth for Australia for the second quarter and six months year to date for fiscal 2008.  Asia operations contributed $14 million and $33 million for the second quarter and six months year to date, respectively, on growth from new and existing contracts.  As noted in the accompanying table, foreign currency fluctuations contributed to the revenue growth for the second quarter and six months year to date.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Second Quarter
(Dollars in millions)	2008	2007	Change	Percent
Department of Defense	$968.6	$900.3	$68.3	7.6%
Civil agencies	432.2	412.1	20.1	4.9
Other (1)	49.9	38.9	11.0	28.3
Total North American Public Sector	$1,450.7	$1,351.3	$99.4	7.4%

	Six Months Year-to-Date
(Dollars in millions)	2008	2007	Change	Percent
Department of Defense	$1,912.0	$1,762.6	$149.4	8.5%
Civil agencies	872.7	831.5	41.2	5.0
Other (1)	86.0	72.7	13.3	18.3
Total North American Public Sector	$2,870.7	$2,666.8	$203.9	7.6%

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the North American Public Sector reporting segment.

North American Public Sector revenue increases of 7.4% and 7.6% for the second quarter and six months year to date, respectively, resulted from new contracts and growth on existing Department of Defense (DoD) and the acquisition of Datatrac, which is included in Civil agencies.  Partially offsetting the growth was reduced volumes or reduced funding on certain government programs.

Department of Defense growth contributors for the second quarter and six months year to date included new contracts with the U.S. Army for equipment procurement and installation services and a new contract with the U.S. Air Force to provide support services for the transformation of its global supply chain which combined for $55 million and $103 million of revenue growth for the second quarter and six months year to date, respectively.  Existing programs contributing to growth in DoD revenues included increased scope and new tasking on logistics support for the U.S. Army and other DoD customers, additional tasking for engineering services in support of the U.S. Army and Navy and programs to provide training for the Army and operations and management support to the Air Force.  These programs contributed $60 million and $120 million for the second quarter and six months year to date.  These gains were partially offset by the end of certain programs or unsuccessful recompete efforts on other programs as well as funding cuts to a program providing aircraft maintenance and base operations services. These programs provided approximately $61 million and $119 million of revenue in prior year comparable quarter and six months year to date, respectively.

Civil agencies revenue increased for the second quarter and six months year to date as a result of the acquisition of Datatrac which provided $34 million and $70 million of revenue for the second quarter and six months year to date, respectively.  Revenue from existing programs to provide telecommunications services and various tasking declined $9 million for the second quarter and $27 million for the six months year to date, which included a decline on a Medicare contract during the first quarter of fiscal 2008.  These declines were the result of the timing of revenue recognition milestones and reductions in task orders.

Revenue from other North American Public Sector activities during the second quarter of fiscal 2008 benefited from a new contract to provide data center services to an international aid organization.

During the second quarter of fiscal 2008, the Company announced federal contract awards with a total value of $3.8 billion, compared to $5.0 billion announced during the comparable period for fiscal 2007.

Costs and Expenses

The Company's costs and expenses were as follows:

	Second Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2008	2007	2008	2007
		As Restated (1)		As Restated (1)
Cost of services(2)	$3,253.8	$2,893.7	81.0%	80.2%	.8%
Selling, general & administrative	241.1	226.5	6.0	6.3	(.3)
Depreciation and amortization	292.2	266.3	7.3	7.4	(.1)
Special items	25.9	41.0	0.6	1.1	(.5)
Interest expense, net	40.0	48.5	1.0	1.3	(.3)
Other (income)/expense	(7.4)	(8.3)	(.2)	(.2)
Total	$3,845.6	$3,467.7	95.7%	96.1%	(.4)%

	Six Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2008	2007	2008	2007
		As Restated (1)		As Restated (1)
Cost of services(2)	$6,351.9	$5,773.0	80.9%	80.5%	.4%
Selling, general & administrative	481.7	454.1	6.1	6.3	(.2)
Depreciation and amortization	571.2	527.2	7.3	7.4	(.1)
Special items	74.9	237.9	.9	3.3	(2.4)
Interest expense, net	59.7	70.4	.8	1.0	(.2)
Other (income)/expense	(25.6)	(12.7)	(.3)	(.2)	(.1)
Total	$7,513.8	$7,049.9	95.7%	98.3%	(2.6)%

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.
(2)	Excludes depreciation and amortization.

Comparing the second quarter and six months year to date of fiscal 2008 and 2007, total costs and expenses as a percentage of revenue for the second quarter and six months year to date decreased for all categories with the exception of cost of services which was impacted by the IRS program charge noted above.  For the second quarter and six months year to date the majority of the decrease in the cost base was from decreases in special items.

The Company substantially matches revenues and costs in the same currencies.  The gains from foreign currency movements during the second quarter and six months year to date reported in other income resulted from intracompany balances denominated in non-functional currencies.

On March 31, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” which resulted in the classification of interest and penalties related to income tax items on the income tax line.  Previously these items were included in interest expense and selling, general and administrative expense, respectively.  Prior periods have not been adjusted.

Cost of Services

Cost of services (COS) as a percentage of revenue for the second quarter of fiscal 2008 increased .8% points to 81.0% from the year earlier period.  The increase in the ratio was the result of a $42 million pretax charge ($25.6 million after tax or $.15 per share) recorded in the North American Public Sector related to the amendment of a long-term contract to provide systems development and implementation services to the IRS.  Partially offsetting this increase was an improvement in U.S. Commercial’s ratio as a result of restructuring activities and operational improvements on certain outsourcing contracts and an improvement in Europe which benefited from restructuring activities and an increase in software license sales over the prior year period.  The charge on the IRS program was caused by a near-term customer funding constraint and a related non-cash charge resulting from a reassessment of the recoverability of pre-contract costs on the IRS Business Systems Modernization effort.  The pre-contract costs relate to the core computing infrastructure that is applicable to a significant number of future releases under the contract.

Cost of services, as a percentage of revenue, increased by .4% points to 80.9% for the six months ended September 28, 2007 versus the comparable period for fiscal 2007.  The increase in the ratio was primarily the result of the charge related to the amendment of the IRS contract as discussed above.  This charge was partially offset by restructuring benefits in U.S. Commercial, Europe and Asia operations as well as the termination in the prior year of outsourcing contracts with lower margins.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense decreased as a percentage of revenue by .3% points and .2% points to 6.0% and 6.1% for the second quarter and six months year to date of fiscal 2008, respectively.  The improvement in the ratio was result of the impact of restructuring activities in the Global Commercial segment, primarily Europe, where the ratio improved by one percentage point, and the acquisition of Covansys Corporation during the second quarter, which has a selling, general and administrative expense ratio that is lower than the Company’s previously existing businesses.  These improvements were partially offset by increases in the ratio for U.S. Commercial operations as a result of expenses incurred related to claims related to terminated contracts and an increase in professional fees at corporate headquarters as a result of the implementation of FIN 48 and the restatement of prior period financial statements.  The North American Public Sector ratio was essentially unchanged from the prior year period.

For the six months year to date, the trends and factors contributing to the increase were the same as discussed above with the exception of the acquisition of Covansys Corporation.

Depreciation and Amortization

The depreciation and amortization (D&A) ratio decreased slightly from 7.4% to 7.3% for the second quarter and six months year to date of fiscal 2008, respectively, compared to the prior year periods.  Minor improvements in the ratio were achieved in the Global Commercial segment, with a minimal increase in the ratio in the North American Public Sector segment.  These changes were the result of various factors, none of which were material.

Interest Expense, Net

Net interest expense decreased approximately $8.5 million for the second quarter of fiscal 2008 and decreased $10.7 million as compared to the prior year comparable periods.  As a result, the ratio decreased as a percentage of revenue for the second quarter by .3% points to 1.0% and was flat for the six months year to date.  The decrease in net interest expense during the second quarter was due primarily to the classification of approximately $25.3 million of interest expense related to income tax items in income tax expense during the second quarter of fiscal 2008 as a result of the adoption of FIN 48.  The prior year periods have not been adjusted to reflect this change in classification and included tax related interest of $17.8 million and $35.0 million for the second quarter and six months year to date.  For the six months year to date of fiscal 2008, approximately $15.1 million of tax related interest was included in tax expense.  Partially offsetting this classification change was interest on $1.4 billion of commercial paper issued to finance the acquisition of Covansys Corporation.  The issuance of the commercial paper resulted in additional interest expense of approximately $12.2 million for the second quarter and $13.7 million for the six months year to date.  Interest income increased slightly as a result of an increase in cash and cash equivalents in Europe for the second quarter and decreased approximately $16 million for the six months year to date as a result of income from securities redeemed in the prior year first quarter.

Special Items

Special items totaling $25.9 and $74.9 were recorded during the quarter and six months ended September 28, 2007, respectively.  For the second quarter and six months ended September 28, 2007 special items consisted of: (1) a $25.9 and $52.5 restructuring charge, respectively, (see discussion below), and (2) a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.

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

Workforce reductions, including some voluntary terminations, of approximately 550 employees occurred in the second quarter of fiscal 2008.  Workforce reductions in the second quarter of 2007 were approximately 1,200 employees.

Termination-related charges of $18.7 million were recorded in the second quarter of 2008, which compares to termination-related charges of $37.6 million for the second quarter of 2007.  Other costs, which were primarily related to vacant space, of $7.2 million were also recorded during the second quarter of 2008, which compares to other costs of $2.6 million in the second quarter of 2007.  All of the restructuring charge in the second quarter of 2008 was incurred in the Global Commercial reporting segment.  Additional restructuring charges of approximately $70 million are expected to be incurred in the remainder of fiscal 2008, which compares to restructuring charges of $333.4 million for fiscal year 2007.

The restructuring plan generated savings of approximately $95 million in the second quarter of 2008, against a plan of $384 million for the full fiscal year 2008, and compares to $36 million in the second quarter of 2007.  Approximately 81% of the savings in the full fiscal year 2008 come from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs, which compares to 92% for fiscal year 2007. Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce.  Savings will also be impacted by certain transitional costs as new offshore staff is trained while outgoing staff is still on the payroll.  Such transitional costs were less than $2 million for the second quarter of fiscal 2008 as well as the second quarter of fiscal 2007, against a plan of under $.2 million for the full fiscal year 2008.

A majority of the planned headcount reductions were scheduled to take place in Europe.  Approximately 500 reductions have taken place in the second quarter, against a plan of approximately 1,400 for the full fiscal year 2008.  Approximately 60 reductions were made in North America in the second quarter of fiscal 2008, against a plan of 500 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.  Partially offsetting the reductions were planned headcount increases in certain lower cost regions of approximately 60 for the second quarter of fiscal 2008, against a plan of approximately 800 for the full fiscal year 2008.

Restructuring-related pre-tax cash payments of approximately $48.2 million were made in the second quarter of fiscal 2008.  Restructuring-related pre-tax cash payments of approximately $58.7 million were recorded in the second quarter of fiscal 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 second quarter and year to date activity (in millions):

Three months ended September 28, 2007:

	Liability as of June 29, 2007	Total pre-tax charges recorded 2nd quarter fiscal 2008 (1)	Less Payments	Other (2)	Restructuring liability as of Sept. 28, 2007
Workforce reductions	$81.2	$18.7	$(38.5)	$2.4	$63.8
Other	39.9	7.2	(9.7)	0.9	38.3
Total	$121.1	$25.9	$(48.2)	$3.3	$102.1

Six months ended September 28, 2007:

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008 (1)	Less Payments	Other (2)	Restructuring liability as of Sept. 28, 2007
Workforce reductions	$93.5	$40.3	$(73.0)	$3.0	$63.8
Other	38.8	12.2	(15.3)	2.6	38.3
Total	$132.3	$52.5	$(88.3)	$5.6	$102.1

(1)	Charges primarily related to workforce reductions include pension augmentations that will be paid out as part of normal pension distributions and are reflected in the pension liability.
(2)	Foreign currency translation adjustments and facility consolidation.

Other Income

Other income decreased $0.9 million and increased $12.9 million for the second quarter and six months year to date, respectively, compared to the prior year comparable periods.  Other income includes foreign exchange gains and losses including gains and losses on currency forwards and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial businesses or operations.  For the second quarter and six months year to date of fiscal 2008, other income consists of net foreign currency gains, primarily on intracompany balances and foreign currency forward contracts.

Taxes

The Company’s tax rates as reported for second quarter and six month year to date were 55.8% and 46.1% for fiscal 2008 and 36.7% and 75.4% for fiscal 2007.  The increase in the effective rate as reported for the second quarter of fiscal 2008 is due primarily to the classification of tax related interest and penalties in income tax expense as a result of the adoption of FIN 48 on March 31, 2007.  As such, the Company has included $25.3 million ($15.9 million net of tax) and $23.6 million ($15.1 million net of tax) of tax related interest expense in income tax expense for the second quarter and six months year to date, respectively, net of a reduction to income tax expense as a result of the reversal during the first quarter of interest expense resulting from the filing of applications for changes in accounting method as discussed in Note 3 to the Consolidated condensed financial statements.  In addition, for the six months year to date, the Company recorded a reduction in tax related penalties of $6.3 million in income tax expense as a result of filing these applications.  The impact of including tax related interest and penalties in income tax expense was an increase of 9.2 and 4.4 percentage points to the tax rate for the second quarter and six months year to date for fiscal 2008.  The prior year rates reflect the impact of the Company’s inability to recognize tax benefits on a significant portion of the restructuring charge recorded in certain foreign tax jurisdictions.  As noted in the discussion above regarding the restructuring activities, restructuring expense during the second quarter and six months year to date of fiscal 2008 decreased approximately $15.1 million and $202.7 million before taxes, respectively, compared to prior year periods.  Tax interest for the first half of fiscal 2008 of $48.1 million, before tax benefit and interest reversals related to changes in accounting methods filed with the Internal Revenue Service, will continue to accrue at approximately this rate, plus the effect of compounding, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share decreased $0.08 and increased $0.88 for the second quarter and six months year to date, respectively, for fiscal 2008 compared to the prior year period.  Earnings per share for the three and six months ended September 28, 2007 included an $0.11 per share and $0.30 per share charge for special items, respectively, versus $0.17 per share and $1.10 per share charge, respectively, for the comparable periods in the prior year.  The share base was essentially flat for the second quarter on a year over year basis.  For the six months year to date, the share base decreased a net 7.2 million shares as a result of an accelerated share repurchase transaction and a collared accelerated share repurchase transaction entered into during fiscal 2007 which resulted in the acquisition and retirement of 16.4 million shares during the first six months of fiscal 2007.  The collared accelerated share repurchase transaction settled in July, 2007 and the Company received an additional 2.7 million shares.  The Company also acquired and retired an additional 3.1 million shares through plan 10b5-1 acquisitions during the second quarter of fiscal 2008. See footnote 16 to the consolidated condensed financial statements for further discussion of these transactions.  These reductions in the share base were partially offset by the exercise of employee stock options during the past twelve months.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Six Months Year-to-Date
(In millions)	Fiscal 2008	Fiscal 2007
Net cash (used in) provided by operations	$(91.8)	$68.0
Net cash used in investing	(1,880.4)	(284.5)
Net cash (used in) provided by financing	1,393.0	(370.0)
Effect of exchange rate changes on cash and cash equivalents	19.9	(1.0)
Net decrease in cash and cash equivalents	(559.3)	(587.5)
Cash and cash equivalents at beginning of year	1,050.1	1,290.7
Cash and cash equivalents at quarter end	$490.8	$703.2

Net cash used in operations of $91.8 million for the first six months of fiscal 2008 represents a decline in net cash provided by operations compared to net cash provided by operations for the prior year comparable period of $68.0 million and reflects the impact of several factors on working capital:

•	Cash payments under the restructuring plan were $88.3 million during the first six months of fiscal 2008 compared to payments of $107.3 million for the prior year period.
•	Net cash payments for taxes of $210.7 million during the first six months of fiscal 2008 compared to payments of $158.2 million for the prior year period.
•
Receivables and prepaids combined increased $554.7 million (includes $138 million from Covansys) for the six months year to date for fiscal 2008 compared to increases of $180.2 million for the receivables and an increase of $124.6 million for prepaid expenses and other current assets in the prior year period.

•
Accounts payable and accrued expenses decreased $555.7 million and accrued payroll increased $30.8 million for the six months year to date of fiscal 2008 compared to an increase of $25.7 million and a decrease of $95.1 million, respectively, for the prior year period.  Fiscal 2008 changes include $29 million of additions to accounts payable and accrued expenses and $38 million in accrued payroll from Covansys.

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

Net cash outflow for investing activities increased approximately $1.6 billion during the six months of fiscal 2008 as compared to fiscal 2007 as a result of the acquisition of Covansys Corporation for approximately $1.3 billion net, increased investment in equipment, outsourcing contract assets and software of approximately $106 million and the cash inflow in the prior year period of $145 million from the redemption of the preferred stock issued by the parent of DynCorp International.

Cash provided by financing activities for the six months year to date of fiscal 2008 reflects the proceeds from the issuance of approximately $1.4 billion of commercial paper to fund the acquisition of Covansys Corporation, net borrowings under lines of credit of approximately $90 million and proceeds from the exercise of employee stock options, which were partially offset by repurchases of shares outstanding under the 10b5-1 repurchase plan and principal payments on long-term debt, primarily capital leases.  The use of cash in financing activities for the first six months of the prior fiscal year was primarily for the acquisition and retirement of outstanding common stock.  During the first six months of fiscal 2007, the Company acquired and retired approximately 16.4 million shares of common stock for approximately $1 billion.  The share acquisition was funded with cash on hand and the issuance of approximately $600 million of commercial paper.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.  The Company issued approximately $1.4 billion of commercial paper during June 2007 to finance the acquisition of Covansys Corporation and intends to pay down the commercial paper by issuing long-term notes.  There have been no other material changes to the Company’s contractual obligations, except for the Company’s liability for unrecognized tax benefits.  As noted in Note 3 in the notes to the consolidated condensed financial statements, the Company adopted FIN 48 as of March 31, 2007.  As of March 31, 2007, the Company had a liability for unrecognized tax benefits of $1.416 billion including interest and penalties and net of related tax carryforwards.  During the next 12 months, it is reasonably possible the Company’s liability for uncertain tax positions may change as a result of the following:

•
The Company is engaged in settlement discussions with the IRS with respect to the examination of fiscal years 1995 through 1999 and expects to reach a settlement within the next twelve months.  The nature of the significant items subject to examination includes bad debt deductions, property transactions and credits.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $490.8 million at September 28, 2007 and $1,050.1 million at March 30, 2007.  Equity increased by $132.0 million during the six months ended September 28, 2007 as net income of $183.9, the exercise of employee stock options of $73.2 million and the favorable impact of currency fluctuations were offset by a reduction of earnings retained for use in business of approximately $173.3 million and a reduction of additional paid in capital of approximately $1.5 million as a result of  recording liabilities for unrecognized tax benefits and the associated interest and penalties due to the adoption of FIN 48 as of the beginning of the first quarter of fiscal 2008.  See Note 3 in the notes to the consolidated condensed financial statements. Equity was also reduced by approximately $168.8 million as a result of the repurchase and retirement of approximately 3.1 million shares under the 10b5-1 share repurchase plan.  See Note 16 of the notes to consolidated financial statements.

The majority of our foreign currency revenues are offset by expenses in the same currency.  However, we do have non-functional currency monetary assets and liabilities, primarily intracompany, which give rise to foreign exchange gains and/or losses as a result of remeasuring these balance sheet items to the current month-end foreign exchange rates.  We offset these remeasurement gains and losses, to the extent possible, with forward contracts denominated in the same currency as the balance sheet exposure that is being remeasured.  As the exposure being hedged is marked to current month-end balance sheets rates, the offsetting hedges are marked to current month-end balance sheet rates.  As such, an increase or decline in the fair value of the hedging instrument is generally offset by an increase or decline in the value of the underlying exposure.  We do not enter into forward contracts for speculative or trading purposes.  The current carrying amount of the forward contracts approximate fair market value due to the short maturity of the hedging instruments outstanding.  As of September 28, 2007, the notional amount of forward contracts outstanding was $232.4 million.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper, or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.  The Company issued approximately $1.4 billion of commercial paper during the period from June 19, 2007 through June 28, 2007 to fund the acquisition of Covansys Corporation.  To provide additional borrowing capacity, the Company entered into a credit agreement for an additional $1 billion of borrowing capacity on June 25, 2007.  This facility augments the existing syndicated backstop credit facility of $1 billion.  As of September 28, 2007, the Company's total liquidity was approximately $1.6 billion, which included cash and cash equivalents of $491 million and availability under the backstop credit facilities.  As of September 28, 2007, the Company had approximately $1.4 billion of outstanding commercial paper.

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

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of $5.4 billion is a large and complex contract.  As of September 28, 2007, the Company had a net investment in the contract of approximately $.7 billion.  Contract assets were $1.2 billion, principally contract work in progress and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 30, 2007, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K/A for the fiscal year then ended.  For the six months ended September 28, 2007, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of September 28, 2007.

We had previously identified the following material weakness in our internal control over financial reporting: (i) there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity; and (ii) the Company’s procedures are not sufficient to ensure gains and losses on remeasurement of foreign currency denominated intracompany loans are appropriately recognized in accordance with SFAS No. 52, “Foreign Currency Translation”.

These material weaknesses had not yet been remediated as of September 28, 2007.  (These material weaknesses are further discussed in the Management Report on Internal Control over Financial Reporting included in the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.)

As a result of these material weaknesses, the Company has concluded that its disclosure controls and procedures were not effective as of September 28, 2007.

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

Changes to Internal Control

During the fiscal quarter ended September 28, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC's subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears' termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  The settlement provides for Sears paying to the Company $75 million, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position as of September 28, 2007, with no material impact to income.

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

The Company has converted all 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $435 million of unbilled receivables and $400 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims. CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

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

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either the ASBCS or the U.S. Court of Federal Claims.

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

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from these actions.

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

Item 1A.  Risk Factors

For a discussion of the Company’s risk factors please refer to the risk factors sections of the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending September 28, 2007 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 30, 2007 to July 27, 2007	2,500,366	$0.01	2,500,000	$1,000,000,000
July 28, 2007 to August 24, 2007	1,651,912	$49.14	1,501,804	$955,935,684
August 25, 2007 to September 28, 2007	1,726,988	$55.65	1,724,080	$859,983,693

(1)
The Company accepted 3,161 shares of its common stock in the second quarter ended September 28, 2007 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 150,108 shares of its common stock in the quarter ended September 28, 2007 from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Also, the Company purchased 113 shares during this period to cancel restricted shares of common stock due to employee termination.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Under the accelerated share repurchase program, the Company received a total of 2,650,849 shares in the quarter ended September 29, 2006 as a result of final pricing on the program.  These shares were retired and will not be used for general corporate purposes.

Under the Securities Exchange Commission Rule 10b5-1 open-market repurchase program, the Company purchased a total of 3,075,035 shares in the quarter ended September 29, 2006.  Such shares of common stock are stated at cost.  These shares were retired and will not be used for general corporate purposes.

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

3.3	Bylaws, amended and restated effective November 1, 2007

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3
Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel(1) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Restricted Stock Unit Agreements for employees(1) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005)

10.9	Annual Management Incentive Plan, effective April 2, 1983(1) (incorporated by reference to Exhibit X(i) to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1984)

10.10	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.12	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.13	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.14	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.15
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007)

10.16
Severance Agreement with Van B. Honeycutt, effective February 2, 1998(1) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997)

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

10.19
Amendment No. 2 to Employment Agreement with Van B. Honeycutt, effective December 5, 2005(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.20	Retirement Agreement with Van B. Honeycutt, effective May 21, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2007)

10.21	Management Agreement with Michael W. Laphen, effective September 10, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2007)

10.22
Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.23
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.24	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.25	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.26	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.27	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.28	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.29	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.30	Rights Agreement dated February 18, 1998, as amended and restated effective August 4, 2006

10.31	Credit Agreement dated as of June 25, 2007 (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.32	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.33
Accelerated Share Repurchase Transaction – VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company(2)  (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.34	Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company(2)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

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