Form 10-K/A
period 2007-12-20
COMPUTER SCIENCES CORP
filed 2008-01-11
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes     No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes     No  ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer    ☑               Accelerated                          Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No  ☑
As of September 29, 2006 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,422,000,000.
There were 173,993,039 shares of the Registrant’s common stock outstanding as of May 25, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2007, are incorporated by reference into Part III hereof.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007 is being filed to reflect the restatement of the Company’s consolidated balance sheets as of March 30, 2007 and March 31, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended March 30, 2007 as discussed in Note 2 “Restatement of Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A.  These restatements reflect adjustments to correct the accounting for income taxes, accounting for foreign currency gains and losses and the correction of other immaterial errors as well as the reclassification of foreign currency gains and losses and gains and losses on the disposal of non-operating assets to Other Income.

The income tax errors relate to the accounting for depreciation on certain assets, adjustments to effective state tax rates, transfer pricing and errors related to intracompany transactions between the Company’s U.S. and foreign entities, and the correction of miscellaneous other federal and state income tax errors as well as accruals for interest and penalties as a result of these errors.

The errors related to foreign currency gains and losses relate, primarily, to long-term intracompany notes with foreign subsidiaries which the Company previously reported in the cumulative translation adjustment account.  As a result of reporting these foreign currency gains and losses in income, certain foreign jurisdictions reported taxable income and as a result valuation allowances previously established against net operating losses in these jurisdictions were reversed.

This Form 10-K/A also reflects the restatement of “Selected Financial Data” in Item 6 for fiscal years ended March 30, 2007, March 31, 2006, April 1, 2005, April 2, 2004 and March 28, 2003.  In addition, the quarterly financial data in Item 8 has been restated.  Additionally, the Company has revised the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information in this Form 10-K/A Amendment No. 1 has not been updated from the Form 10-K except as required to reflect the effects of the restatement.  This restatement includes changes to Items 6, 7, 8, 9A and 15.  Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

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

During fiscal 2007, the Company completed the acquisition of Datatrac Information Services, Inc., a privately held U.S. government services and solutions provider headquartered in Richardson, Texas for an initial purchase price of $123.8 million.  The acquisition expands the Company’s I/T Solutions services within the North American Public Sector, and strengthens CSC’s ability to compete for work within the U.S. Department of Homeland Security and other government agencies.  For further discussion, please see Note 4 to the notes to consolidated financial statements.

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

CSC signed an $800 million, 4 year contract with the U.S. Agency for International Development.  CSC is one of 5 firms that have been awarded a Principal Resource for Information Management Enterprise-wide blanket purchase agreement by U.S. Agency for International Development.  CSC will provide a comprehensive range of I/T support services in support of USAID’s mission to provide economic development and humanitarian assistance around the world.

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

2.
Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows will be materially and adversely affected.

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

3.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies. As a result, the markets which we serve are highly competitive. This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current operating margins for technology outsourcing contracts, extended or renewed in the future.

Any reductions in margins will require that we effectively manage our cost structure. If we fail to effectively manage our cost structure during periods with declining margins, our results of operations will be adversely affected.

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

Over the course of a long-term contract, our customers’ financial fortunes may change affecting their ability to pay their obligations and our ability to collect our fees for services rendered. Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the customers in support of their critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and success is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

6.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

7.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

As noted in Item 3, Legal Proceedings, of this Form 10-K/A we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments secured against us, we will incur charges which may have a material and adverse impact on our liquidity and earnings.

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

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our customers. As we noted above, the markets we serve are highly competitive and competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense for both on-shore and offshore locales.

9.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2007, we earned approximately 38% of revenues in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide shifted to lower cost regions of the world. We project that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we project that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in 55 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. In spite of our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and or fines as a result. These penalties or fines may materially and adversely impact our profitability.

10.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

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

11.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

Our contracts contain provisions by which customers may terminate the contract prior to completion of the term of the contract. These contracts generally allow the customer to terminate the contract for convenience upon providing written notice. In these cases, we seek, either by defined contract schedules or through negotiations, recovery of our investments in the contracts. There is no assurance we will be able to fully recover our investments.

We may not be able to replace the revenue and earnings from these contracts in the short-term. In the long-term, our reputation may be harmed by the publicity generated from contract terminations.

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

14.
 We have identified material weaknesses related to accounting for income taxes and foreign currency denominated balances and concluded that our internal control over financial reporting was not effective as of March 30, 2007.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

The Company has identified material weaknesses related to accounting for income taxes and foreign currency denominated balances and, as a result, has concluded that our internal control over financial reporting as of March 30, 2007 was not effective. Remediation of the material weaknesses may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.  See Item 9A, Controls and Procedures Evaluation of Disclosure Controls and Procedures in this Form 10-K/A for further discussion.

15.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings. Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue, approximately 36.1%, is derived from contracts with the U.S. federal government. As a result, our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse affect on our profitability.

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

17.
As a result of the delayed filing of our Form 10-Q for the quarter ending September 28, 2007, we are currently ineligible to use Form S-3 to register securities with the SEC in capital-raising transactions, which may adversely affect our cost of future capital.

As a result of the delayed filing of our Form 10-Q for the quarters ended September 28, 2007, we are ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months.  In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs of raising capital during this period.

18.	Our future profitability may be materially and adversely affected if we fail to execute according to plan the restructuring announced by the Company on April 4, 2006.

The Company announced a restructuring plan in April 2006, to be carried out during fiscal 2007 and 2008.  The restructuring will result in an estimated pre-tax charge of $440 million and has resulted in cost savings of $180 million and an estimated $340 million during fiscal 2007 and 2008, respectively.  The majority of the restructuring activities involve employees in central and southern Europe with certain aspects of the restructuring subject to negotiation with employee works councils.  Additionally, certain restructured activities will be centralized or transitioned to other locales requiring the transfer of knowledge.  If we fail to execute our restructuring plan and achieve the cost savings we have estimated, our margins and profitability will be materially and adversely affected.

19.	Our performance on contracts on which we have partnered with third parties may be adversely affected if the third parties fail to deliver on their commitments.

Our contracts are increasingly complex and require that we partner with parties including software and hardware vendors to provide the complex solutions required by our customers. Our ability to deliver the solution and provide the services required by our customers is dependent on the ability of our partners to meet their delivery schedules. If our partners fail to deliver their services or products on time, our ability to complete the contract may be adversely affected which may have a material and adverse impact on our revenue and profitability.

If we are the primary contractor and our partners fail to perform as agreed, we may be liable to our customers for penalties or lost profits. These penalties or payments for lost profits may have a material and adverse affect on our profitability.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Owned properties as of March 30, 2007	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	268,000	General Office
El Segundo, California	206,000	General Office
Austin, Texas	203,000	General Office
Newark, Delaware	176,000	Computer and General Office
Taastrup, Denmark	147,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	136,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	101,000	General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	80,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Hong Kong, China	74,000	General Office
Jacksonville, Illinois	60,000	General Office
Singapore	46,000	General Office
Tunbridge, United Kingdom	43,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	83,000	General Office

Leased properties as of March 30, 2007
Washington, D.C. area	2,679,000	Computer and General Office
Texas	819,000	Computer and General Office
India	726,000	Computer and General Office
Australia & other Pacific Rim locations	672,000	General Office
Germany	632,000	General Office
England	588,000	Computer and General Office
Ohio	584,000	General Office
New Jersey	401,000	General Office
Tennessee	381,000	General Office
Denmark	374,000	General Office
California	350,000	General Office
Florida	311,000	General Office
New York	295,000	General Office
Connecticut	287,000	General Office
Georgia	285,000	General Office
Delaware	262,000	General Office
France	232,000	General Office
Illinois	226,000	General Office
Sweden	214,000	General Office
Alabama	211,000	General Office
Massachusetts	203,000	General Office
Various other U.S. and foreign locations	2,528,000	Computer and General Office

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

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

In the Company’s Form 10-K for the year ended March 30, 2007, as originally filed, the Company restated the accompanying consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal year ended March 31, 2006 and April 1, 2005.  These restatements related to 1) the completion of the Company’s investigation of its stock option granting practices, 2) the correction of certain errors relating to accounting for income taxes, and 3) the recognition of revenue for the sale of licenses for a software product.  These restatements are referred to herein as the “June 2007 Restatement”.

Subsequent to the issuance of the Company’s Form 10-K for the year ended March 30, 2007, the Company became aware of errors related to 1) accounting for foreign currency gains and losses on intracompany balances, 2) accounting for income taxes including related penalties and interest and 3) miscellaneous other errors.  As a result, the Company has restated the accompanying consolidated balance sheets as of March 30, 2007 and March 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 in this Form 10-K/A.  These restatements are referred to herein as the “January 2008 Restatement”.  See Note 2 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A.

	Five Year Review
In millions except per-share amounts	March 30, 2007	March 31, 2006	April 1, 2005	April 2, 2004	March 28, 2003
	As Restated (1)	As Restated (1)	As Restated (2)	As Restated (2)	As Restated (2)

Total Assets	$13,740.2	$12,963.5	$12,522.3	$11,689.7	$10,482.8
Debt:
Long-term	1,412.2	1,376.8	1,303.0	2,306.4	2,204.7
Short-term	51.9	56.6	78.4	52.9	249.9
Current maturities	41.8	28.7	7.3	7.2	24.7
Total	1,505.9	1,462.1	1,388.7	2,366.5	2,479.3
Stockholders' equity	5,540.0	6,195.7	6,019.3	5,000.6	4,200.0
Working capital	1,045.4	1,582.9	1,128.9	1,441.5	1,022.7
Property and equipment:
At cost	5,612.9	5,367.9	5,520.3	4,988.9	4,131.2
Accumulated depreciation and
amortization	3,073.8	3,047.8	3,154.9	2,818.9	2,152.6
Property and equipment, net	2,539.1	2,320.1	2,365.4	2,170.0	1,978.6
Current assets to current liabilities	1.2:1	1.3:1	1.2:1	1.4:1	1.3:1
Debt to total capitalization	21.4%	19.1%	18.7%	32.1%	37.1%
Book value per share	$31.96	$33.09	$31.48	$26.61	$22.49
Stock price range (high)	60.39	59.90	58.00	47.00	50.10
(low)	46.23	42.31	38.07	26.52	24.30

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K/A.

(2)
The selected financial data for fiscal years ended April 1, 2005, April 2, 2004 and March 28, 2003 have been restated to reflect the adjustments related to correction of errors resulting from both the June 2007 Restatement and the January 2008 Restatement.

Five-Year Review (Continued)

The following tables present the effects of the January 2008 Restatement adjustments on the March 30, 2007 data and the effects of the June 2007 and the January 2008 Restatement adjustments on the March 31, 2006 selected financial data:

	March 30, 2007
	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Total Assets	$13,730.5	$(49.9)	$64.0	$(4.4)	$13,740.2
Debt:
Long-term	1,412.2				1,412.2
Short-term	51.9				51.9
Current maturities	41.8				41.8
Total	1,505.9				1,505.9
Stockholders' equity	5,885.5	(293.6)	(41.9)	(10.0)	5,540.0
Working capital	1,446.8	(390.5)	(0.4)	(10.5)	1,045.4
Property and equipment:
At cost	5,612.9				5,612.9
Accumulated depreciation and amortization	3,073.8				3,073.8
Property and equipment, net	2,539.1				2,539.1
Current assets to current liabilities	1.3:1	(0.1):1			1.2:1
Debt to total capitalization	20.4%	0.9%	0.1%		21.4%
Book value per share	$33.96	$(1.70)	$(0.24)	$(0.06)	$31.96
Stock (high)	60.39				60.39
Stock (low)	46.23				46.23

	March 31, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Total Assets	$13,029.6	$(7.9)	$13,021.7	$(112.2)	$58.9	$(4.9)	$12,963.5
Debt:
Long-term	1,376.8		1,376.8				1,376.8
Short-term	56.6		56.6				56.6
Current maturities	28.7		28.7				28.7
Total	1,462.1		1,462.1				1,462.1
Stockholders' equity	6,771.9	(266.5)	6,505.4	(276.4)	(25.2)	(8.1)	6,195.7
Working capital	2,164.8	(241.2)	1,923.6	(332.7)	0.1	(8.1)	1,582.9
Property and equipment:
At cost	5,367.9		5,367.9				5,367.9
Accumulated depreciation amortization	3,047.8		3,047.8				3,047.8
Property and equipment, net	2,320.1		2,320.1				2,320.1
Current assets to current liabilities	1.5:1	(0.1):1	1.4:1	(0.1):1			1.3:1
Debt to total capitalization	17.8%	0.6%	18.4%	0.6%	0.1%		19.1%
Book value per share	$36.16	$(1.42)	$34.74	$(1.48)	$(0.13)	$(0.04)	$33.09
Stock (high)	59.90		59.90				59.90
Stock (low)	42.31		42.31				42.31

Five-Year Review (Continued)

The following tables present the effects of the June 2007 and January 2008 Restatement adjustments on the selected financial data as of April 1, 2005 and April 2, 2004:

	April 1, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Total Assets	$12,633.9	$(30.7)	$12,603.2	$(136.5)	$61.5	$(5.9)	$12,522.3
Debt:
Long-term	1,303.0		1,303.0				1,303.0
Short-term	78.4		78.4				78.4
Current maturities	7.3		7.3				7.3
Total	1,388.7		1,388.7				1,388.7
Stockholders’ equity	6,494.7	(180.5)	6,314.2	(255.3)	(31.0)	(8.6)	6,019.3
Working capital	1,811.9	(141.3)	1,670.6	(534.3)	1.2	(8.6)	1,128.9
Property and equipment:
At cost	5,520.3		5,520.3				5,520.3
Accumulated depreciation and amortization	3,154.9		3,154.9				3,154.9
Property and equipment, net	2,365.4		2,365.4				2,365.4
Current assets to current liabilities	1.5:1	(0.1):1	1.4:1	(0.2):1			1.2:1
Debt to total capitalization	17.6%	0.4%	18.0%	0.6%	0.1%		18.7%
Book value per share	$33.97	$(0.95)	$33.02	$(1.34)	$(0.16)	$(0.04)	$31.48
Stock (high)	58.00		58.00				58.00
Stock (low)	38.07		38.07				38.07

	April 2, 2004
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Total Assets	$11,804.0	$(51.2)	$11,752.8	$(117.1)	$60.1	$(6.1)	$11,689.7
Debt:
Long-term	2,306.4		2,306.4				2,306.4
Short-term	52.9		52.9				52.9
Current maturities	7.2		7.2				7.2
Total	2,366.5		2,366.5				2,366.5
Stockholders' equity	5,503.7	(136.1)	5,367.6	(318.8)	(39.8)	(8.4)	5,000.6
Working capital	1,974.1	(79.4)	1,894.7	(446.6)	1.7	(8.3)	1,441.5
Property and equipment:
At cost	4,988.9		4,988.9				4,988.9
Accumulated depreciation and amortization	2,818.9		2,818.9				2,818.9
Property and equipment, net	2,170.0		2,170.0				2,170.0
Current assets to current liabilities	1.6:1		1.6:1	(0.2):1			1.4:1
Debt to total capitalization	30.1%	0.5%	30.6%	1.3%	0.2%		32.1%
Book value per share	$29.30	$(0.73)	$28.57	$(1.71)	$(0.21)	$(0.04)	$26.61
Stock (high)	47.00		47.00				47.00
Stock (low)	26.52		26.52				26.52

Five-Year Review (Continued)

The following tables present the effects of the June 2007 and January 2008 Restatement adjustments on the selected financial data as of March 28, 2003:

	March 28, 2003
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Total Assets	$10,433.2	$(76.5)	$10,356.7	$97.7	$33.9	$(5.5)	$10,482.8
Debt:
Long-term	2,204.7		2,204.7				2,204.7
Short-term	249.9		249.9				249.9
Current maturities	24.7		24.7				24.7
Total	2,479.3		2,479.3				2,479.3
Stockholders' equity	4,606.4	(136.7)	4,469.7	(255.8)	(6.9)	(7.0)	4,200.0
Working capital	1,475.3	(69.1)	1,406.2	(379.8)	3.3	(7.0)	1,022.7
Property and equipment:
At cost	4,131.2		4,131.2				4,131.2
Accumulated depreciation and amortization	2,152.6		2,152.6				2,152.6
Property and equipment, net	1,978.6		1,978.6				1,978.6
Current assets to current liabilities	1.5:1		1.5:1	(0.2):1			1.3:1
Debt to total capitalization	35.0%	0.7%	35.7%	1.4%			37.1%
Book value per share	$24.66	$(0.73)	$23.93	$(1.36)	$(0.04)	$(0.04)	$22.49
Stock (high)	50.10		50.10				50.10
Stock (low)	24.30		24.30				24.30

Five-Year Review (Continued)

	Fiscal Year
In millions except per-share amounts	2007	2006	2005	2004	2003
	As Restated (1)	As Restated (1)	As Restated(1)	As Restated (2)	As Restated (2)
Revenues	$14,854.9	$14,644.8	$14,060.8	$13,468.5	$11,168.8
Costs of services (excludes depreciation and amortization)	11,813.5	11,724.5	11,318.6	10,837.3	8,934.9
Selling, general and administrative	918.3	863.8	826.3	826.5	723.5
Depreciation and amortization	1,073.6	1,091.8	1,051.0	966.0	799.7
Interest, net	168.4	104.3	157.4	172.9	147.0
Special items	316.1	77.3	28.6	22.7	1.3
Other (income)/expense	(41.3)	21.3	(21.8)	(126.6)	(143.3)
Total costs and expenses	14,248.6	13,883.0	13,360.1	12,698.8	10,463.2
Income before taxes	606.3	761.8	700.7	769.7	705.6
Taxes on income	209.0	319.5	237.4	276.0	222.9
Income from continuing operations	$397.3	$442.3	$463.3	$493.7	$482.7
Basic earnings per common share, continuing operations	$2.25	$2.38	$2.44	$2.64	$2.80
Diluted earnings per common share, continuing operations	$2.21	$2.35	$2.41	$2.62	$2.79
Average common shares outstanding	176.263	185.693	189.575	187.273	172.317
Average common shares outstanding assuming dilution	179.733	187.984	191.936	188.648	173.147

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

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements of this Form 10-K/A.

(2)	The Selected Financial Data for fiscal years 2004 and 2003 have been restated to reflect adjustments related to the correction of errors resulting from the June 2007 and the January 2008 Restatements.

Five-Year Review (Continued)

The following tables present the effects of the January 2008 Restatement adjustments on the selected financial data for fiscal year 2007 and the effects of June 2007 and the January 2008 Restatement adjustments on selected financial data for the fiscal year 2006.

	Fiscal Year 2007
In millions except per share amounts	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A

Revenues	$14,856.6			$(1.7)	$14,854.9
Costs of services (excludes depreciation and amortization)	11,817.8			(4.3)	11,813.5
Selling, general and administrative	916.4	$1.9			918.3
Depreciation and amortization	1,073.6				1,073.6
Interest, net	125.7	42.7			168.4
Special items	316.1				316.1
Other (income)/expense			$(45.5)	4.2	(41.3)
Total costs and expenses	14,249.6	44.6	(45.5)	(0.1)	14,248.6
Income from continuing operations before taxes	607.0	(44.6)	45.5	(1.6)	606.3
Taxes on income	218.2	(27.5)	18.8	(0.5)	209.0
Income from continuing operations	$388.8	$(17.1)	$26.7	$(1.1)	$397.3
Basic	$2.21	$(0.10)	$0.15	$(0.01)	$2.25
Diluted	$2.16	$(0.09)	$0.15	$(0.01)	$2.21
Average common shares outstanding	176.263				176.263
Average common shares outstanding assuming dilution	179.733				179.733
	Fiscal Year 2006
				January 2008 Restatement
In millions except per share amounts	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A
Revenues	$14,615.6	$23.4	$14,639.0			$5.8	$14,644.8
Costs of services (excludes depreciation and amortization)	11,719.8	4.2	11,724.0			0.5	11,724.5
Selling, general and administrative	842.2	20.3	862.5	$1.3			863.8
Depreciation and amortization	1,091.8		1,091.8				1,091.8
Interest, net	63.4	16.7	80.1	24.2			104.3
Special items	77.3		77.3				77.3
Other expense					$15.8	5.5	21.3
Total costs and expenses	13,794.5	41.2	13,835.7	25.5	15.8	6.0	13,883.0
Income from continuing operations before taxes	821.1	(17.8)	803.3	(25.5)	(15.8)	(0.2)	761.8
Taxes on income	244.1	88.1	332.2	(8.1)	(4.5)	(0.1)	319.5
Income from continuing operations	$577.0	$(105.9)	$471.1	$(17.4)	$(11.3)	$(0.1)	$442.3
Basic	$3.11	$(0.57)	$2.54	$(0.09)	$(0.06)		$2.38
Diluted	$3.07	$(0.56)	$2.51	$(0.09)	$(0.06)		$2.35
Average common shares outstanding	185.693		185.693				185.693
Average common share outstanding assuming dilution	187.695	0.289	187.984				187.984

Five-Year Review (Continued)

The following tables present the effects of June 2007 and the January 2008 Restatement adjustments on selected financial data for the fiscal year 2005 and 2004.

	Fiscal Year 2005
				January 2008 Restatement
In millions except per-share amounts	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A
Revenues	$14,058.6	$21.4	$14,080.0			$(19.2)	$14,060.8
Costs of services (excludes depreciation and amortization)	11,315.1	5.0	11,320.1			(1.5)	11,318.6
Selling, general and administrative	807.8	48.9	856.7	$(30.4)			826.3
Depreciation and amortization	1,051.0		1,051.0				1,051.0
Interest, net	140.7	2.6	143.3	14.1			157.4
Special items	28.6		28.6				28.6
Other income					$(4.3)	(17.5)	(21.8)
Total costs and expenses	13,343.2	56.5	13,399.7	(16.3)	(4.3)	(19.0)	13,360.1
Income from continuing operations before taxes	715.4	(35.1)	680.3	16.3	4.3	(0.2)	700.7
Taxes on income	219.0	17.0	236.0	(0.1)	1.5		237.4
Income from continuing operations	$496.4	$(52.1)	$444.3	$16.4	$2.8	$(0.2)	$463.3
Basic	$2.62	$(0.28)	$2.34	$0.09	$0.01		$2.44
Diluted	$2.59	$(0.28)	$2.31	$0.09	$0.01		$2.41
Average common shares outstanding	189.575		189.575				189.575
Average common shares outstanding assuming dilution	191.799	0.137	191.936				191.936

	Fiscal Year 2004
				January 2008 Restatement
In millions except per-share amounts	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A
Revenues	$13,447.9	$20.6	$13,468.5				$13,468.5
Costs of services (excludes depreciation and amortization)	10,828.2	6.0	10,834.2			$3.1	10,837.3
Selling, general and administrative	793.7	10.9	804.6	$21.9			826.5
Depreciation and amortization	966.0		966.0				966.0
Interest, net	160.6	1.7	162.3	10.6			172.9
Special items	22.7		22.7				22.7
Other income					$(123.8)	(2.8)	(126.6)
Total costs and expenses	12,771.2	18.6	12,789.8	32.5	(123.8)	0.3	12,698.8
Income from continuing operations before taxes	676.7	2.0	678.7	(32.5)	123.8	(0.3)	769.7
Taxes on income	200.5	17.9	218.4	29.8	27.9	(0.1)	276.0
Income from continuing operations	$476.2	$(15.9)	$460.3	$(62.3)	$95.9	$(0.2)	$493.7
Basic	$2.54	$(0.08)	$2.46	$(0.33)	$0.51		$2.64
Diluted	$2.52	$(0.08)	$2.44	$(0.33)	$0.51		$2.62
Average common shares outstanding	187.273		187.273				187.273
Average common shares outstanding assuming dilution	188.704	(0.056)	188.648				188.648

Five-Year Review (Continued)

The following tables present the effects of the June 2007 and January 2008 Restatement adjustments on selected financial data for the fiscal year 2003.

	Fiscal Year 2003
				January 2008 Restatement
In millions except per-share amounts	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A
Revenues	$11,162.3	$5.3	$11,167.6			$1.2	$11,168.8
Costs of services (excludes depreciation and amortization)	8,934.9	(3.2)	8,931.7			3.2	8,934.9
Selling, general and administrative	699.5	(3.3)	696.2	$27.3			723.5
Depreciation and amortization	799.7		799.7				799.7
Interest, net	134.3	1.8	136.1	10.9			147.0
Special items	1.3		1.3				1.3
Other income					$(141.6)	(1.6)	(143.2)
Total costs and expenses	10,569.7	(4.7)	10,565.0	38.2	(141.6)	1.6	10,463.2
Income from continuing operations before taxes	592.6	10.0	602.6	(38.2)	141.6	(0.4)	705.6
Taxes on income	164.1	21.8	185.9	15.6	21.6	(0.2)	222.9
Income from continuing operations	$428.5	$(11.8)	$416.7	$(53.8)	$120.0	$(0.2)	$482.7
Basic	$2.49	$(0.07)	$2.42	$(0.31)	$0.70		$2.80
Diluted	$2.48	$(0.07)	$2.41	$(0.31)	$0.69		$2.79
Average common shares outstanding	172.317		172.317				172.317
Average common shares outstanding assuming dilution	173.119	0.028	173.147				173.147

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note:  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed in Note 2 in the Notes to Consolidated Financial Statements.

June 2007 Restatement

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements for the fiscal years ended March 31, 2006 and April 1, 2005 and the first three quarters of fiscal 2007 in its Form 10-K filed on June 13, 2007.   The restatement was the result of the correction of an error related to the recognition of revenue with respect to the sale of licenses for a software product, the correction of certain errors in accounting for income taxes and the related interest and penalties and the correction of errors related to accounting for employee stock options.  Refer to Note 2 for additional information including the impact of the restatement for each of the restated periods included in this filing.

January, 2008 Restatement

As discussed in Note 2 to the consolidated financial statements, subsequent to the issuance of the Company’s fiscal 2007 financial statements the Company identified errors in accounting for foreign currency gains and losses, income taxes and other immaterial items and has restated the accompanying financial statements for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 in this Form 10-K/A.  This restatement was the result of the correction of errors in the accounting for foreign currency gains and losses, primarily for long-term intracompany notes with foreign subsidiaries.  The Company had previously reported these gains and losses in the cumulative translation adjustment account.  These gains and losses are now recorded in other (income)/expense.  As a result of reporting these foreign currency gains and losses in income, certain foreign jurisdictions reported taxable income and, as a result, valuation allowances previously established against net operating losses in these jurisdictions were reversed.  The income tax errors relate to the accounting for depreciation on certain assets, adjustments to effective state tax rates, transfer pricing and errors related to intracompany transactions between the Company’s U.S. and foreign entities as well as the correction of miscellaneous other federal and state income tax errors and accruals for related interest and penalties. The Company has also reclassified other certain immaterial amounts to other income.  Refer to Note 2 for additional information including the impact of the restatement for each of the restated periods included in this filing.

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

Fiscal 2007 Highlights

Significant events during fiscal 2007 include:

•	Revenues rose 1.4%, though declined 0.3% on a constant currency basis.

•
The Company recorded a special pretax restructuring charge of $333.4 million ($272.4 million after tax or $1.52 per share) and a special pretax gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•
Legal and other costs associated with the stock option investigation, including costs incurred to obtain debt covenant waivers and employee income taxes related to the stock option investigation were $22.3 million ($15.7 million after tax or 9 cents per share).

•	Income from continuing operations, including the restructuring charge, was $397.3 million compared to $442.3 million for the prior year a decline of 10.2%.

•
Continuing earnings per share, after special charges, were down 6%. The fiscal 2007 special charge of $1.46 per share, as compared to the prior year special charge of 26 cents per share, adversely impacted earnings per share from continuing operations by 39.8%, compared to the prior year adverse impact of 9.0%.

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

•	DSO was 94 days at year-end versus 87 days at the end of the prior year.

•	Debt-to-total capitalization ratio was 21.4% at year-end, an increase of 2.3% points from the prior year ratio.

•	ROI from continuing operations was 10.9% for the year a 3.1% point improvement from prior year.

The Company’s significant wins during fiscal 2007 included the following:

Global Commercial:

•	United Kingdom National Health Service ($3.7 billion),

•	Blue Scope Steel ($378 million),

•	TDC ($330 million), and

•	UK visas ($275 million).

North American Public Sector:

•	U.S. Army Program Executive Office for Enterprise Information Systems ($2.0 billion),

•	U.S. Agency for International Development ($800 million),

•	U.S Air Force Expeditionary Combat Support System ($378 million),

•	New York Department of Health ($276 million), and

•	U.S. Department of Health and Human Services ($243 million).

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

A reduction in working capital was the result of an increase in payables and deferred income which was partially offset by increases in receivables and prepaid expenses as well as an increase in cash paid for taxes and cash paid for restructuring activities.  The net effect was a modest increase in cash flow from operations for fiscal 2007. The increase in deferred income, approximately $340 million, is not expected to recur at a similar amount during fiscal 2008.  Cash outflow for investing activities declined from prior year as a result of lower levels of investment in outsourcing contracts and equipment.  Contributing to the decline, the Company exited fiscal 2007 with capital expenditures unpaid and reflected in accounts payable of approximately $110 million in excess of usual levels of such activity.  These purchases will be reported as fiscal 2008 outflows.  Outflows for financing activities reflect the Company’s acquisition and retirement of 16.4 million shares of outstanding common stock during fiscal 2007.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the Global Commercial and North American Public Sector segments (see Note 16 to the consolidated financial statements) for fiscal 2007, fiscal 2006 and fiscal 2005 are as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
	As Restated		As Restated		As Restated
U.S. Commercial	$3,872.9	(4.3)%	$4,047.7	5.1%	$3,851.3
Europe	4,144.6	(.9)	4,182.6	(2.9)	4,309.1
Other International	1,487.1	9.3	1,360.5	11.1	1,224.5
Global Commercial sector	9,504.6	(.9)	9,590.8	2.2	9,384.9
North American Public sector	5,350.3	5.9	5,054.0	8.1	4,675.9
Corporate
Total	$14,854.9	1.4	$14,644.8	4.2	$14,060.8

The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2007 vs. Fiscal 2006	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		(4.3)%	(4.3)%
Europe	5.1%	(6.0)	(.9)
Other International	3.3	6.0	9.3
Global Commercial sector	2.7	(3.6)	(.9)
North American Public sector		5.9	5.9
Corporate
Total	1.7	(.3)	1.4

Fiscal 2006 vs. Fiscal 2005	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		5.1%	5.1%
Europe	(3.5)%	.6	(2.9)
Other International	2.5	8.6	11.1
Global Commercial sector	(1.3)	3.5	2.2
North American Public sector		8.1	8.1
Corporate
Total	(.8)	5.0	4.2

Fiscal 2007 revenue growth from Department of Defense contracts in the North American Public Sector and growth in Other International operations helped offset the impact of 1) terminated commercial contracts with Nortel Networks and Sears, 2) the impact of a decline in commercial awards during fiscal 2006 and early 2007 in U.S. Commercial and Europe operations and 3) reduced scope on an intelligence agency program. The decline in Global Commercial revenue for fiscal 2007 of 0.9% (a decline of 3.6% in constant currency) was the result of terminated engagements in U.S. Commercial operations and reductions in scope on a number of contracts in Europe offset by growth in our Australian and Asia operations.  Other International operations benefited from growth on existing business as a result of successful recompete efforts on contracts in Australia and additional project work on contracts in Asia. The North American Public Sector revenue growth benefited from growth on existing programs, contracts awarded during fiscal 2007 and from the acquisition, in the third quarter, of an identity management and credentialing business.  These positive factors offset the effects of programs with reduced scopes as noted above.

Fiscal 2006 revenue growth from significant new commercial engagements and Federal programs offset the impact of 1) terminated commercial contracts with Nortel Networks and JPMorgan Chase, 2) revised billing rates for extended contracts, 3) reduced scope on certain Federal programs and 4) wind down of the development phase on a significant government project. Global Commercial growth for fiscal 2006 of 2.2% (3.5% in constant currency) was led by U.S. Commercial operations where new outsourcing engagements, growth on existing outsourcing engagements and growth in the U.S. consulting and systems integration business offset terminated engagements and lower billing rates on extended engagements. Other International operations benefited from growth on existing business. Europe operations, in constant currency, were unchanged from the prior year. The U.S. Federal sector revenue growth benefited from contracts awarded during fiscal 2006 and 2005 and from growth on existing programs offsetting the effects of programs with reduced scopes as noted above.

Global Commercial

Revenue from Global Commercial declined in fiscal 2007 compared to the prior year with revenue 0.9% below prior year and on a constant currency basis 3.6% below prior year.  Declines in new contract awards during fiscal 2006 and the early 2007, the termination of certain U.S. Commercial contracts, declines in revenue from mature contracts in Europe and continued soft demand for consulting and systems integration offerings were partially offset by growth in Australia and Asia.

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

During fiscal 2007, Europe revenues decreased $38 million or 0.9% and on a constant currency basis decreased $253 million or 6.0% from the prior year.  Growth from outsourcing and I/T and professional services engagements with U.K. National Health Service and Public Sector Scandinavia combined for $58 million in revenue growth and favorable currency effects, which contributed $214 million, were offset by revenue declines as a result of reductions in the scope of work for certain outsourcing engagements of $155 million in Northern Europe, the termination of the Nortel Networks contract, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

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

 During fiscal 2006, revenue from Global Commercial grew 2.2% or 3.5% in constant currency. New major engagements contributed approximately $483 million to Global Commercial’s revenue growth for fiscal 2006. These engagements, although primarily for outsourcing services, include other I/T and professional services as well. Revenue from existing engagements declined for fiscal 2006 as growth in U.S. consulting and systems integration services and in Other International was offset by lower billing rates on a contract extension, reduced volume on certain contracts, the termination and wind-down of certain contracts such as Nortel Networks, Sears, and JPMorgan Chase and a decline in software license sales.

U.S. Commercial revenues increased $196 million for fiscal 2006, or 5.1%. The growth was primarily from outsourcing contracts awarded during fiscal 2005 and growth in the consulting and systems integration business. New contracts contributing to the growth were Sun, Ascension Health, Textron and Aon which when combined, contributed $279 million to revenue growth for fiscal 2006. This revenue growth and the contribution from U.S. consulting and systems integration were partially offset by reduced volumes and billing rates on certain significant outsourcing contracts and the termination of significant outsourcing contracts with Nortel Networks and JPMorgan Chase. The Company’s contract with Sears, Roebuck & Co. for outsourcing services, which was terminated during fiscal 2006, provided $131 million of revenue during fiscal 2006.

Other International revenues increased $136 million or 11.1%, 8.6% in constant currency, during fiscal 2006. Australian operations contributed $62 million of revenue growth attributable to a professional staffing business and a major outsourcing contract, offset somewhat by the termination of an outsourcing contract. Asia contributed $50 million in revenue growth attributable to various outsourcing engagements.

During fiscal 2006, Europe revenues decreased $126.5 million or 2.9% though were essentially unchanged on a constant currency basis. Growth from new outsourcing and I/T and professional services engagements with U.K. National Health Service, Zurich Financial Services and Renault of $184 million was offset by unfavorable currency movements of approximately $152 million, reduced scope of work on certain outsourcing engagements, reduced billing rates on a contract extension, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

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

For fiscal 2006, North American Public Sector revenue growth was 8.1% with revenue up $378 million to $5,054 million. The revenue growth was driven by new business awarded during fiscal 2006 and 2005 and increases on existing Department of Defense contracts. This growth was partially offset by the completion of the development phase on a state contract and reduced scope on a small number of significant programs. The North American Public Sector continued to win significant new business during fiscal 2006 with announced new U.S. federal contract awards of $7.1 billion versus $7.0 billion for fiscal 2005 and $5.0 billion for fiscal 2004.

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

For fiscal 2006, Civil agencies revenue was down $69 million or 4.3% versus fiscal 2005, driven by the reduction in scope for a significant project with the Internal Revenue Service. The impact of the scope reduction on this project was approximately $72 million. New tasking on projects for the National Aeronautics and Space Administration (NASA) offset scope reductions and the completion of other programs.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $141 million for fiscal 2006, down $12 million. The decrease was the result, primarily, of a reduction of effort on a contract with the New York Department of Health. This was offset somewhat by a project with a foreign government to provide information technology services.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2007	2006	2005	2007	2006	2005
	As Restated	As Restated	As Restated
Costs of services (excludes depreciation and amortization)	$11,813.5	$11,724.5	$11,318.6	79.5%	80.1%	80.5%
Selling, general and administrative	918.3	863.8	826.3	6.2	5.9	5.9
Depreciation and amortization	1,073.6	1,091.8	1,051.0	7.2	7.5	7.5
Interest expense, net	168.4	104.3	157.4	1.1	.7	1.1
Special items	316.1	77.3	28.6	2.1	.5	.2
Other (income)/expense	(41.3)	21.3	(21.8)	(.2)	.1	(.2)
Total	$14,248.6	$13,883.0	$13,360.1	95.9%	94.8%	95.0%

The Company substantially matches revenues and costs in the same currency. Therefore, foreign currency did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of offshore support and therefore may be exposed to additional margin fluctuations.

Costs and expenses as a percentage of revenue for fiscal 2007 increased 1.1% points to 95.9% from 94.8% for fiscal 2006 primarily as a result of costs incurred from restructuring activities which contributed 2.1% points to the total cost ratio.   The cost of services ratio decreased as a result of restructuring activities during fiscal 2007 and cost management while the depreciation and amortization ratio decreased as a result of the termination of the Nortel Networks and Sears contracts both of which were capital intensive contracts.  The selling, general and administrative (SG&A) expense ratio increased as a result of 1) professional fees and employee taxes to be paid by the Company as a result of the stock option investigation, and 2) the SG&A portion of additional compensation expense incurred as a result of the adoption of SFAS No. 123(R) during fiscal 2007.  The interest expense ratio increased as a result of financing a repurchase of shares with commercial paper, an increase in interest expense related to income taxes and an increase in assets under capital leases.  Other income increase is due to foreign currency gains during fiscal 2007.

Costs and expenses as a percentage of revenue for fiscal 2006 improved .2% points to 94.8% from 95.0% for fiscal 2005 with most ratios improved or unchanged from the prior year. The cost of services ratio decreased as a result of cost management and certain revenue settlements for which the associated costs were recorded in a prior period. The interest expense ratio decreased primarily as the result of the retirement of $1 billion of term debt during March 2005. These decreases were offset by the impairment charge and loss on sale of equipment due to the termination of portions of the Nortel Networks contract recorded as a special item in fiscal 2006 and foreign currency losses in other income.

Costs of Services

Costs of services as a percentage of revenue decreased .6% points to 79.5% for fiscal 2007 as a result of a decrease in the Global Commercial ratio of 1.1% points to 75.9% and a .2% point decrease in the North American Public Sector ratio to 86.1%.  Improvements in the cost of services ratio for the Global Commercial segment were primarily in the outsourcing business in the United States and Asia, as a result of cost savings initiatives, restructuring activities and the termination of low margin contracts.

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

The North American Public Sector ratio for fiscal 2007 benefited from the impact of an adverse estimate to complete incurred on a state project in the prior year and a revenue increase on this contract during the current year as a result of the client extending the contract.  These changes combined for .4% points favorable impact to the ratio for fiscal 2007.  This favorable impact was partially offset by an adverse cost incurred for contracts with the IRS of .2% points during fiscal 2007.  These changes, combined, had a .2% point favorable impact on the overall cost of services ratio.

Costs of services as a percentage of revenue decreased .4% points to 80.1% for fiscal 2006 as a result of a decrease in the Global Commercial ratio of .3% points to 77.0% and a .5% points decrease in the North American Public Sector ratio to 86.2%. The ratio for fiscal 2006 benefited, as noted below, from cost of services amounts carried at the Corporate level for fiscal 2005 which included $24 million of accrued cost related to the settlement of an overtime pay class action lawsuit.

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

Selling, general and administrative (SG&A) expenses of 5.9% as a percentage of revenue for fiscal 2006 was unchanged from the prior year primarily as a result of a decrease in income tax penalties as compared to prior year of approximately $9 million offset by additional compensation expense of $16.4 million (approximately $12.1 million net of taxes).  The ratio was unchanged as a result of a decrease in the ratio for the corporate segment as a result of the decrease in tax penalties partially offset by an increase in the ratio for the North American Public Sector of .5% points. The North American Public Sector ratio increase was attributable to increased expenses in the new business development area and increased management and bid and proposal costs. The Global Commercial ratio was essentially flat to the prior year as improvements in the ratio from savings in new business selling costs due to fewer significant new business opportunities and a reduction in general and administrative costs was offset by the increase in compensation costs as a result of the restatement noted above and the adverse impact of a pre-tax $18 million provision for doubtful accounts related to negotiations with an outsourcing customer regarding certain contract provisions.

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

Interest Expense and Interest Income

The increase in interest expense for fiscal 2007 of $72.8 million was the result, primarily, of three factors: 1)  the use of  commercial paper to finance the accelerated share repurchase transactions (see Note 11 in the Notes to Consolidated Financial Statements) which increased interest from commercial paper by $19.7 million for fiscal 2007, 2) an increase in equipment under capital leases, particularly in the North American Public Sector, resulted in an increase in interest expense of $13.0 million, and 3) an increase in interest accrued related to income taxes and income tax contingency items of $30.0 million (see Note 2 in the Notes to Consolidated Financial Statements).  Interest income increased approximately $8.7 million for fiscal 2007 as a result of an increase in interest income from tax refund items, interest income from a partnership and interest on cash balances in Asia and Canada.  These increases offset the loss of dividend income from the DynCorp International 13% preferred stock which was redeemed during the first quarter of fiscal 2007.  The result of the increase in interest expense and interest income was an increase in net interest expense of $64.1 million and an increase in the interest expense ratio of .4% points.

The decrease in interest expense for fiscal 2006 compared to fiscal 2005 was due to lower average debt levels during fiscal 2006 as the result of the retirement of $1 billion of term debt during March 2005. The interest savings from the retirement of the term debt was somewhat offset by an increase in interest expense for income taxes, capitalized leases and short-term borrowings for working capital needs in Europe. The combination of these factors resulted in a reduction in interest expense of $38.5 million. In addition, interest income, including dividend income from the DynCorp International 13% preferred stock, increased approximately $24.7 million for fiscal 2006 resulting in a .6% point improvement in the net interest expense ratio. During May 2006, the Company received approximately $169 million from DynCorp International for the redemption of the preferred stock and payment of cumulative dividends of approximately $22.5 million.

Special Items

Special items totaling $316.1 million were recorded during the year ended March 30, 2007, and consisted of:  (1) a  $333.4 million restructuring charge (see discussion below), (2) a $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to: 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007 the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

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

See the following table for a summary of fiscal 2007 activity (in millions):

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments(2)	Other(3)	Restructuring liability as of March 30, 2007
Workforce reductions	$294.3	$(6.8)	$(201.7)	$7.7	$93.5
Other	39.1	6.3	(5.5)	1.0	40.9
Total	$333.4	$(0.5)	$(207.2)	$8.7	$134.4

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of a data center facility.
(2)	Excludes $25.8 million cash proceeds received from sale of a data center facility.
(3)	Foreign currency translation adjustments.

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

Other (Income)/Expense

The Company reported other (income)/expense of ($41.3) million, $21.3 million and ($21.8) million for fiscal 2007, 2006 and 2005.  Foreign currency gains and losses, primarily on intracompany balances, was the most significant item, with (gains) losses of ($45.5) million, $15.8 million and ($4.3) million for fiscal 2007, 2006 and 2005, respectively.  The gain and loss from foreign currency translation for fiscal 2007 and 2006 were the result of the effect of currency rate movements, primarily, between the U.S. dollar and the Euro and British pound sterling and between the Euro and the Danish krone and British pound sterling.  Other (income)/expense for fiscal 2005 also included the disposal of immaterial operations.

Taxes

The provision for taxes on continuing operations as a percentage of pre-tax earnings was 34.5%, 41.9% and 33.9% for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The decrease in the effective tax rate during fiscal 2007 as compared to fiscal 2006 was the result of lower state tax and additional credits in fiscal 2007, partially offset by higher foreign effective tax rates.  The Company’s income tax expense for fiscal 2007 includes a reduction for a change in estimate in the amount of approximately $24 million of research and development credits available to be claimed by the Company for years prior to fiscal 2007.  As a result of these factors, the effective tax rate for fiscal 2007 declined 7.4% percentage points from fiscal 2006.  The increase in fiscal 2006 income tax expense compared to fiscal 2005 was primarily the result of a reduction in a tax contingency recorded in fiscal 2005 which did not recur in fiscal 2006.  See Note 8 to the consolidated financial statements for further discussion of income taxes.

Discontinued Operations

Income from discontinued operations net of taxes was $57.6 million and $359.5 million, respectively, for fiscal years 2006 and 2005.  Income from discontinued operations during fiscal 2006 included the gain on sale of Health Plan Solutions of $19.2 million and the gain from the working capital adjustment for the sale of DynCorp International of $38.4 million. The Company received $65.5 million par value preferred stock for the working capital adjustment and recorded taxes of $20.7 million and a valuation allowance of approximately $6.5 million against the preferred stock. Income from discontinued operations during fiscal 2005 includes the net after tax gain on the sale of DynCorp International of $274.5 million or approximately $1.43 per share. In fiscal 2005, proceeds from the sale included $775 million of cash and $75 million of par value preferred stock. Discontinued operations for fiscal 2005 included the operations of DynCorp International, sold during the fourth quarter of fiscal 2005, and the operations of Health Plan Solutions which was classified as held for sale as of April 1, 2005 and sold during the first quarter of fiscal 2006.

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

Earnings Per Share and Share Base

Earnings per share from continuing operations for fiscal 2007 as compared to fiscal 2006 decreased $0.14 to $2.21. Earnings per share from continuing operations for fiscal 2007 were adversely impacted by special charges of $1.46 per share and favorably impacted by a decrease in the average share base of 8.3 million shares from fiscal 2006. This decline in the share base was the result of the Company’s acquisition and retirement of 16.4 million shares through two accelerated share repurchase transactions with 9.3 million shares acquired during the first quarter and 7.1 million shares acquired during the second quarter of fiscal 2007.  See Note 11 to the consolidated financial statements for further discussion of these transactions.  This reduction to the share base was partially offset by option exercises during the past twelve months and an increase in common stock equivalents of 1.2 million for fiscal 2007.

Earnings per share from continuing operations decreased $0.06 to $2.35 for fiscal 2006. Earnings per share from continuing operations for fiscal 2006 were adversely impacted by special charges of $0.26 per share and a decrease in income from continuing operations and favorably impacted by a decline in the average share base of 4.1 million shares for fiscal 2006. This decline in the share base was driven primarily by the Company’s acquisition of 7.13 million treasury shares in the HPS exchange which reduced weighted average shares outstanding by 6.6 million shares for fiscal 2006. This reduction was partially offset by employee stock option exercises during fiscal 2006. Common stock equivalents declined slightly on a year over year basis.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net cash from operations	$1,578.6	$1,551.3	$1,941.5
Net cash used in investing	(872.7)	(1,124.0)	(595.4)
Net cash used in financing	(955.5)	(150.7)	(900.6)
Effect of exchange rate changes on cash and cash equivalents	9.0	3.8	2.0
Net increase(decrease)in cash and cash equivalents	(240.6)	280.4	447.5
Cash and cash equivalents at beginning of year	1,290.7	1,010.3	562.8
Cash and cash equivalents at end of year	$1,050.1	$1,290.7	$1,010.3

Historically, the majority of the Company’s cash and cash equivalents have been provided from operating activities and this trend continued during fiscal 2007 as operating activities generated an additional $27 million in cash compared to the prior year or $1.6 billion in net cash during fiscal 2007.  Cash generated from operations during fiscal 2007 was the result of factors with significant, but opposing, impacts on cash flow, including cash outflows to fund the restructuring plan and cash inflows from advanced customer payments.  Factors impacting working capital during the year include:

•	During fiscal 2007, cash payments for restructuring activities were $181 million; net of $26 million from the sale of assets related to the restructuring, during fiscal 2007.

•
During fiscal 2007, the Company’s billed trade accounts receivables and unbilled receivables increased approximately $206 million and $246 million, respectively. The increase in trade receivables was across both the North American Public Sector and the Global Commercial segments.  The increase in unbilled receivables related primarily to contracts in Europe and U.S. federal contracts.  This compares to an increase in unbilled receivables of approximately $190 million and a minimal increase in trade accounts receivable during fiscal 2006. The fiscal 2007 increase in trade accounts receivable and unbilled receivables contributed to an increase in DSO to 94 days at the end of fiscal 2007 from 87 days at the end of last year.

•
The Company’s investment in deferred costs and work in progress related to certain contracts increased approximately $231 million during fiscal 2007 compared to an increase of $262 million in the prior year.  The majority of the increase relates to the UK National Health Service contract.

•
Accounts payable and accrued expenses combined increased $473 million for fiscal 2007 compared to a decrease of $21 million for fiscal 2006. The increase in the balance for fiscal 2007 was the result of the timing of payments for accounts payable, which included an increase of approximately $110 million of capital expenditure payables, an increase in accrued expenses for restructuring activities and activity on contracts.

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

Partially offsetting the financing cash outflows were cash proceeds from the exercise of employee stock options during fiscal 2007 and 2006 of $94.8 million and $101.1 million, respectively.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,050.1 million at March 30, 2007, $1,290.7 million at March 31, 2006, and $1,010.3 million at April 1, 2005. During fiscal 2007, equity decreased $655.7 million primarily as a result of the Company’s repurchase of outstanding shares through two accelerated share repurchase transactions and the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), which required the recognition of an additional unfunded pension obligation of $705.1 million ($476.5 million net of taxes) on the balance sheet.  The Company’s total unfunded pension obligation was $801.7 million at March 30, 2007.  In prior years, the unfunded pension obligation would have been disclosed in the notes to the financial statements.  Current year earnings of $397.3 million, the exercise of employee stock options for $94.8 million and an increase in the foreign currency translation adjustment of $204 million partially offset these reductions.

At the end of fiscal 2007, CSC’s ratio of debt to total capitalization was 21.4%, up from the ratio at the end of fiscal 2006 of 19.1%, and from 18.7% at the end of fiscal 2005. The increase in the debt ratio was primarily the result of the decrease in equity due to the share repurchases and the impact of the adoption of SFAS No. 158 as discussed above. The Company’s debt to total capitalization ratio of 21.4% is expected to rise in fiscal 2008 as a result of financing the announced acquisition of Covansys Corporation as well as financing the repurchase of up to $1 billion of outstanding common stock under a Rule 10b5-1 purchase plan.  The capitalization ratio may also be impacted during fiscal 2008 by the need to finance other suitable investments the Company may identify or other significant capital requirements that may arise.

Dollars in millions	2007	2006	2005
	As Restated	As Restated	As Restated
Debt	$1,505.9	$1,462.1	$1,388.7
Equity	5,540.0	6,195.7	6,019.3
Total capitalization	$7,045.9	$7,657.8	$7,408.0
Debt to total capitalization	21.4%	19.1%	18.7%

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

At March 30, 2007, the Company had a committed line of credit providing $1 billion of long-term commercial paper backup which expires on August 23, 2011. If the Company were unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under this committed line of credit. This line of credit has the option of being drawn at a Base Rate, a Eurodollar Rate or a bid option rate. The line requires the Company to 1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; 2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to exceed 3.00 to 1.00; and 3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. For further details on this agreement please see Exhibit 10.25, which is incorporated by reference to this Annual Report. As of March 30, 2007 the Company’s total liquidity was approximately $2,050 million which included cash and cash equivalents and marketable securities of $1,050.1 million and availability under the syndicated backstop credit facility of $1 billion. As of March 30, 2007, the Company had no borrowings under this credit facility and was in compliance with all terms of the agreement.

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

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 15 to the consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. The Company has previously issued $600 million worth of term debt from the shelf registration, leaving $900 million of shelf available for additional securities. As a result of the delay in filing its first and second quarter Form 10-Q’s during fiscal 2008, the Company will not be able to utilize the available shelf registration to issue additional securities until 12 calendar months following the date which the fiscal 2008 second quarter Form 10-Q is filed.  There can be no assurances the Company will be able to issue debt with acceptable terms.

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

 MANAGEMENT REPORT

Management Report on Internal Control Over Financial Reporting (As Revised)

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.  As a result of this material weakness in internal control over the accounting for income taxes, material errors in income tax expense and related liabilities and deferred tax assets occurred in fiscal 2007 and prior years which resulted in restatements as described in Note 2 to the consolidated financial statements.

In connection with the January 2008 Restatement, we have identified the following material weakness in our controls over the accounting for foreign currency denominated balances: the Company’s procedures are not sufficient to reasonably determine gains and losses on remeasurement of foreign currency denominated intercompany loans are appropriately recognized in accordance with SFAS No. 52, “Foreign Currency Translation.”  As a result of this material weakness, material errors occurred in fiscal 2007 and prior years which resulted in restatements, as described in Note 2 to the consolidated financial statements.

Accordingly, management has determined the Company’s internal control over financial reporting as of March 30, 2007 was not effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 53.

Date: January 11, 2008

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

As discussed in Note 1, Note 12 and Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-BasedPayment on April 1, 2006 and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007.

As discussed in Note 2, the Company has restated the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 (January 11, 2008 as to the material weakness related to the treatment of intracompany loans denominated in other than the functional currency in accordance with SFAS No. 52, Foreign Currency Translation, as discussed in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weaknesses.

/s/Deloitte & Touche LLP

Los Angeles, California
June 13, 2007 (January 11, 2008 as to the effects of the January 2008 Restatement described in Note 2 to the consolidated financial statements)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (as revised), that Computer Sciences Corporation (the Company) did not maintain effective internal control over financial reporting as of March 30, 2007, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment:

1.	Accounting for Income Taxes

There are insufficient knowledgeable and competent tax personnel and the Company’s processes and procedures for accounting for income taxes are inadequate for the Company’s size and complexity. As a result of this  material weakness in the design of internal control over accounting for income taxes, material errors in income tax expense and related liabilities and deferred tax assets occurred in fiscal 2007 and prior years.   This deficiency results in a reasonable possibility that a material misstatement to the Company’s income tax expense and related liabilities and deferred tax asset accounts in the annual or interim financial statements will not be prevented or detected.

2. Treatment of Intracompany Loans Denominated in Other Than the Functional Currency:

The Company’s controls are not sufficient to ensure foreign currency gains or losses on intracompany loans denominated in other than the functional currency are appropriately recognized in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  As a result of this deficiency in the design of internal control, material errors occurred in foreign currency gains and losses and accumulated other comprehensive income (loss) in fiscal 2007 and prior years.  This deficiency results in a reasonable possibility that a material misstatement to the Company’s foreign currency gains and (losses) and accumulated other comprehensive income (loss) in the annual or interim financial statements will not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 30, 2007 (as restated), of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 30, 2007 of the Company and our report dated June 13, 2007  (January 11, 2008 as to the effects of the January 2008 Restatement described in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule, and includes  explanatory paragraphs relating to a) the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment on April 1, 2006 and SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007 and b) the restatements described in Note 2 to the consolidated financial statements.

/s/Deloitte & Touche LLP

Los Angeles, California
June 13, 2007 (January 11, 2008 as to the material weakness related to the treatment of intracompany loans denominated in other than the functional currency in accordance with SFAS No. 52, Foreign Currency Translation, as discussed in Management’s Report on Internal Control over Financial Reporting (as revised))

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 30, 2007	March 31, 2006
	As Restated (1)	As Restated (1)
Current assets:
Cash and cash equivalents	$1,050.1	$1,290.7
Receivables, net of allowance for doubtful accounts of $58.0 (2007) and $68.4 (2006)	4,187.4	3,734.8
Prepaid expenses and other current assets	1,464.0	1,261.8
Total current assets	6,701.5	6,287.3
Investments and other assets:
Software, net of accumulated amortization of $830.3 (2007) and $732.4 (2006)	513.3	453.3
Outsourcing contract costs, net of accumulated amortization of $1,167.9 (2007) and $1,112.8 (2006)	1,029.5	1,175.3
Goodwill, net of accumulated amortization of $340.1 (2007) and $323.0 (2006)	2,500.1	2,301.0
Other assets	456.7	426.5
Total investments and other assets	4,499.6	4,356.1
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,001.0	913.4
Computers and related equipment	4,189.7	4,039.9
Furniture and other equipment	422.2	414.6
	5,612.9	5,367.9
Less accumulated depreciation and amortization	3,073.8	3,047.8
Property and equipment, net	2,539.1	2,320.1
	$13,740.2	$12,963.5

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions	March 30, 2007	March 31, 2006
	As Restated (1)	As Restated (1)
Current liabilities:
Short-term debt and current maturities of long-term debt	$93.7	$85.3
Accounts payable	855.7	705.1
Accrued payroll and related costs	732.5	707.5
Other accrued expenses	2,014.1	1,610.2
Deferred revenue	1,025.5	634.3
Federal, state and foreign income taxes	934.6	962.0
Total current liabilities	5,656.1	4,704.4
Long-term debt, net of current maturities	1,412.2	1,376.8
Other long-term liabilities	1,131.9	686.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 181,105,129 (2007) and 194,904,250 (2006)	181.1	194.9
Additional paid-in capital	1,876.3	1,882.0
Earnings retained for use in business	4,140.9	4,574.6
Accumulated other comprehensive income(loss)	(304.3)	(84.7)
	5,894.0	6,566.8
Less common stock in treasury, at cost, 7,787,140 (2007) and 7,653,655 shares (2006)	(354.0)	(347.1)
Unearned restricted stock		(24.0)
Stockholders’ equity, net	5,540.0	6,195.7
	$13,740.2	$12,963.5

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions (except per-share amounts)	March 30, 2007	March 31, 2006	April 1, 2005
	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$14,854.9	$14,644.8	$14,060.8
Costs of services (excludes depreciation and amortization)	11,813.5	11,724.5	11,318.6
Selling, general and administrative	918.3	863.8	826.3
Depreciation and amortization	1,073.6	1,091.8	1,051.0
Interest expense	217.9	145.1	173.7
Interest income	(49.5)	(40.8)	(16.3)
Special items	316.1	77.3	28.6
Other (income)/expense	(41.3)	21.3	(21.8)
Total costs and expenses	14,248.6	13,883.0	13,360.1
Income from continuing operations before taxes	606.3	761.8	700.7
Taxes on income	209.0	319.5	237.4
Income from continuing operations	397.3	442.3	463.3
Income from discontinued operations, net of taxes			85.0
Gain on sale of discontinued operations, net of taxes		57.6	274.5
Discontinued operations, net of taxes		57.6	359.5
Cumulative effect of change in accounting principle, net of taxes		(4.3)
Net income	$397.3	$495.6	$822.8
Earnings per common share:
Continuing operations	$2.25	$2.38	$2.44
Discontinued operations		0.31	1.90
Cumulative effect of change in accounting principle		(0.02)
Basic*	$2.25	$2.67	$4.34
Continuing operations	$2.21	$2.35	$2.41
Discontinued operations		0.31	1.87
Cumulative effect of change in accounting principle		(0.02)
Diluted*	$2.21	$2.64	$4.29
______________
* Amounts may not add as a result of rounding.

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions (except per-share amounts)	March 30, 2007	March 31, 2006	April 1, 2005
	As Restated (1)	As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net income	$397.3	$495.6	$822.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,162.0	1,187.5	1,145.5
Stock based compensation	58.7	32.9	18.4
Cumulative effect of change in accounting principle		4.3
Deferred taxes	(207.8)	(45.8)	118.6
Special items	2.3	77.3	28.6
Gain on dispositions, net of tax	(23.2)	(60.9)	(229.7)
Provision for losses on accounts receivable	5.5	28.7	10.7
Excess tax benefit from stock based compensation	(12.1)
Foreign currency translation	(45.5)	15.8	(4.3)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(238.9)	(261.6)	(307.6)
Increase in prepaid expenses and other current assets	(324.1)	(193.9)	(400.0)
Increase (decrease) in accounts payable and accruals	395.1	(23.7)	480.4
Increase (decrease) in income taxes payable	70.9	238.9	68.6
Increase in deferred revenue	340.1	73.5	222.8
Other operating activities, net	(1.7)	(17.3)	(33.3)
Net cash provided by operating activities	1,578.6	1,551.3	1,941.5
Cash flows from investing activities:
Purchases of property and equipment	(685.9)	(826.9)	(855.2)
Outsourcing contracts	(112.7)	(242.5)	(416.5)
Acquisitions, net of cash acquired	(134.3)	(44.1)	(20.5)
Business dispositions	2.8	.5	819.1
Software	(154.2)	(151.1)	(205.1)
Other investing activities, net	211.6	140.1	82.8
Net cash used in investing activities	(872.7)	(1,124.0)	(595.4)
Cash flows from financing activities:
Borrowings under lines of credit	542.9	454.9	47.9
Repayment of borrowings under lines of credit	(564.4)	(477.3)	(25.8)
Principal payments on long-term debt	(40.8)	(8.5)	(7.4)
Redemption of debt			(1,025.2)
Proceeds from stock options, net of tax and other common stock transactions	94.8	101.1	107.8
Excess tax benefit from stock-based compensation	12.1
Repurchase of common stock	(1,000.0)
Acquisition of treasury stock		(227.7)
Other financing activities, net	(.1)	6.8	2.1
Net cash used in financing activities	(955.5)	(150.7)	(900.6)
Effect of exchange rate changes on cash and cash equivalents	9.0	3.8	2.0
Net increase(decrease)in cash and cash equivalents	(240.6)	280.4	447.5
Cash and cash equivalents at beginning of year	1,290.7	1,010.3	562.8
Cash and cash equivalents at end of year	$1,050.1	$1,290.7	$1,010.3

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Retained	Accumulated
			Additional	For Use	Other	Common	Unearned
In millions except shares in	Common Stock		Paid-In	in	Comprehensive	Stock in	Restricted
thousands	Shares	Amount	Capital	Business	Income (Loss)	Treasury	Stock	Total
		As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)		As Restated (1)	As Restated (1)
Balance as of April 2, 2004 as previously reported	$188,294.0	$188.3	$1,594.3	$3,406.6	$198.4	$(19.2)	$(.9)	$5,367.5
Adjustments to opening shareholder's equity (1)				(150.4)	(216.5)			(366.9)
Balance at April 2, 2004 as restated (1)	188,294.0	188.3	1,594.3	3,256.2	(18.1)	(19.2)	(.9)	5,000.6
Comprehensive income:
Net income				822.8				822.8
Currency translation adjustment					99.3			99.3
Unfunded pension obligation					(35.2)			(35.2)
Unrealized loss on available for sale securities					(.1)			(.1)
Comprehensive income								886.8
Stock based compensation expense and option exercises	3,368.2	3.4	138.6			(.1)	(9.8)	132.1
Balance at April 1, 2005	191,662.2	191.7	1,732.9	4,079.0	45.9	(19.3)	(10.7)	6,019.5

Comprehensive income:
Net income				495.6				495.6
Currency translation adjustment					(152.1)			(152.1)
Unfunded pension obligation					14.2			14.2
Unrealized loss on available for sale securities					7.3			7.3
Comprehensive income								365.0
Acquisition of treasury stock						(327.8)		(327.8)
Stock based compensation expense and option exercises	3,242.1	3.2	149.1				(13.3)	139.0
Balance at March 31, 2006	194,904.3	194.9	1,882.0	4,574.6	(84.7)	(347.1)	(24.0)	6,195.7

Comprehensive income:
Net income				397.3				397.3
Currency translation adjustment					204.0			204.0
Unfunded pension obligation					58.8			58.8
Unrealized gain on available for sale securities					1.0			1.0
Reclassification adjustment for gains realized in net income					(6.9)			(6.9)
Comprehensive income								654.2
Acquisition of treasury stock						(6.9)		(6.9)
Stock based compensation expense and option exercises	2,603.0	2.6	146.9					149.5
Amortization and forfeitures of restricted stock							24.0	24.0
Repurchase common stock	(16,402.2)	(16.4)	(152.6)	(831.0)				(1,000.0)
Adjustment to initially apply FASB Statement No. 158, net of taxes					(476.5)			(476.5)
Balance at March 30, 2007	181,105.1	$181.1	$1,876.3	$4,140.9	$(304.3)	$(354.0)		$5,540.0

(1)	See Note 2, "Restatement of Consolidated Financial Statements," in Notes to Consolidated Financial Statements.

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

The Company has reclassified pension plans which have asset balances from other long-term liabilities to other assets.  The reclassifications have been made to the prior period consolidated balance sheet to conform to the current year presentation.  As a result the Company’s March 31, 2006 balance sheet herein reflects an $86.3 reclassification of other long-term liabilities to other assets.  The balance sheet was the only financial statement impacted by this reclassification.

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

In accordance with SFAS No. 123(R), the Company recognized $58.7 of stock-based compensation expense ($41.8 net of tax) for fiscal 2007.  Of this amount, $13.8 was charged to costs of services and $44.6 was charged to selling, general and administrative expense, respectively.  As a result of adopting SFAS No. 123(R), income from continuing operations before taxes for fiscal 2007 was $48.4 ($34.6 net of tax) lower than had the Company continued to account for share-based compensation under APB 25.  The impact on basic and diluted earnings per share for the same period was $.20 and $.19 per share, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The following pro forma table illustrates the impact on net income and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the years ended March 31, 2006 and April 1, 2005:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended April 1, 2005
	As Restated (1)	As Restated (1)
Net income,	$495.6	$822.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23.8	13.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34.3)	(38.7)
Pro forma net income	$485.1	$797.4
Earnings per share:
Basic – as reported	2.67	4.34
Basic – pro forma	2.61	4.21
Diluted – as reported	2.64	4.29
Diluted – pro forma	2.58	4.15

(1)	See Note 2, "Restatement of Consolidated Financial Statements"

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

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially under performing, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Marketable Securities

The Company classifies its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. During fiscal 2007 the Company recorded $2.3($1.7 after taxes) of unrealized gains related to available-for-sale securities as of March 30, 2007. Available-for-sale securities are included in Prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses.

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

Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of March 30, 2007 and March 31, 2006 the balance of currency translation adjustment included in AOCI was a deferred gain and loss of $192.6 and ($11.4), respectively.

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

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)
Income from continuing operations	$397.3	$442.3	$463.3
Income from discontinued operations, net of taxes			85.0
Gain on sale of discontinued operations, net of taxes		57.6	274.5
Discontinued operations, net of taxes		57.6	359.5
Cumulative effect of change in accounting principle, net of taxes		(4.3)
Net income	$397.3	$495.6	$822.8

Common share information (in millions):
Average common shares outstanding for basic EPS	176.263	185.693	189.575
Dilutive effect of stock options	3.470	2.291	2.361
Shares for diluted EPS	179.733	187.984	191.936

Income from continuing operations	$2.25	$2.38	$2.44
Income from discontinued operations, net of taxes			0.45
Gain on sale of discontinued operations, net of taxes		0.31	1.45
Discontinued operations, net of taxes		0.31	1.90
Cumulative effect of change in accounting principle, net of taxes		(0.02)
Basic EPS*	$2.25	$2.67	$4.34

Income from continuing operations	$2.21	$2.35	$2.41
Income from discontinued operations, net of taxes			0.44
Gain on sale of discontinued operations, net of taxes		0.31	1.43
Discontinued operations, net of taxes*		0.31	1.87
Cumulative effect of change in accounting principle, net of taxes		(0.02)
Diluted EPS*	$2.21	$2.64	$4.29

* Amounts may not add as a result of rounding.

(1)	See Note 2, "Restatement of Consolidated Financial Statements”

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

During September, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches.  If either approach results in quantifying a misstatement that is material the registrant must adjust its financial statements.  SAB No. 108 is applicable for CSC’s fiscal 2007.  The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  The Statement does not require any new fair value measurements.  The Statement is effective for CSC’s fiscal 2009.  At this time the Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements

In the Company’s Form 10-K for the year ended March 30, 2007 as originally filed, the Company restated the accompanying consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal years ended March 31, 2006 and April 1, 2005.  These restatements related to 1) the completion of the Company’s investigation of its stock option granting practices, 2) the correction of certain errors relating to the accounting for income taxes, and 3) the recognition of revenue for the sale of licenses for a software product.  These restatements are referred to herein as the June 2007 Restatement.

Subsequent to the issuance of the Company’s Form 10-K for the year ended March 30, 2007, the Company became aware of errors related to 1) accounting for foreign currency gains and losses on intracompany balances, 2) accounting for income taxes including related penalties and interest and 3) miscellaneous other errors (which are described in more detail elsewhere in this note).  As a result, the Company has restated the accompanying consolidated balance sheets as of March 30, 2007 and March 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005.  These restatements are referred to herein as the January 2008 Restatement.

June 2007 Restatement

The effects of the June 2007 Restatement adjustments on the Company’s originally reported results of operations for the years ended March 31, 2006 and April 1, 2005 and on its originally reported earnings retained for use in business at April 2, 2004 are summarized below:

	Net Income for the Year Ended March 31, 2006	Net Income for the Year Ended April 1, 2005	Earnings Retained For Use In Business As Of April 3, 2004
As previously reported	$634.0	$810.2	$3,597.9
Adjustments:
Revenue from software licensing arrangements, net of related income tax effect	14.1	12.9	(51.1)
Stock-based compensation, net of related income tax effect	(12.2)	(6.2)	(24.8)
Stock based compensation in lieu of cash bonus, net of related income tax effect	(1.0)	.5	(2.6)
Reversal of tax benefit associated with exercise of stock options	(2.0)	(1.6)	(10.2)
Penalties for income tax errors	(4.0)	(44.3)	(7.4)
Interest on income tax items, net of related tax effects	(10.1)	(1.6)	(4.8)
Income taxes	(90.8)	(11.2)	(92.9)
Other	.1	(.6)	2.5
Net decrease	(105.9)	(52.1)	(191.3)
As previously restated 2007 Form 10-K	$528.1	$758.1	$3,406.6

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

Income Taxes

The Company identified errors related to income taxes in prior periods including errors related to income tax accounting for amortization of tax bases of assets contributed to a consolidated affiliate. The impact of the correction of this error was an increase in income tax expense of $53.7 and $11.8 for fiscal 2006 and 2005.  The cumulative effect of the correction of this error on earnings retained for use in business was a decrease of $91.4 at April 3, 2004.

In addition, the Company identified errors in the accounting for U.S. income tax liabilities related to foreign operations.  The impact of the correction of this error was an increase in income tax expense of $6.6 and $5.4 for fiscal 2006 and 2005.  The cumulative effect of this error on earnings retained for use in business was a decrease of $15.2 at April 3, 2004.

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

As a result of the errors noted above, the Company incurred interest and penalties.  For fiscal 2006 and 2005 the Company has recorded adjustments related to additional interest expense of $16.7 and $2.6, respectively, for the income tax errors.  The cumulative effect on earnings retained for use in business was a decrease of $4.8 at April 3, 2004.  The Company also recorded penalties related to the income tax errors of $4.0 and $44.3 for fiscal 2006 and 2005, respectively.  The cumulative effect of the penalties for periods prior to fiscal 2005 on earnings retained for use in business was a decrease of $7.4 at April 3, 2004.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The total effect of all the income tax adjustments noted above was to increase income tax expense $90.8 ($84.2 net of the impact of interest expense) and $11.2 ($10.2 net of the impact of interest expense) for fiscal 2006 and fiscal 2005.  As a result of the correction of these errors, other assets, other accrued expenses, and Federal, State and foreign income taxes payable increased by $1.2, $83.0, $154.3, respectively at March 31,2006.  The cumulative effect of these errors on earnings retained for use in business was a decrease of $105.1 at April 3, 2004.

Other

The Company also identified errors in an accrual for payroll taxes and in recording the tax benefit related to the exercise of employee stock options.  The correction of these errors increased (decreased) cost of sales by $(0.1) and $1.1 during fiscal 2006 and 2005, respectively, and resulted in a $2.5 cumulative increase to earnings retained for use in business at April 3, 2004.

The Company has reclassified operating cash flow related to deferred taxes from income taxes payable to deferred taxes on the cash flow statement as of March 31, 2006 to conform with current and prior period presentations.  As a result, the Company’s March 31, 2006 cash flow statement herein includes a $67.4 reclassification of income taxes payable to deferred taxes in addition to the adjustments related to changes in deferred taxes as a result of the restatement for tax accounting errors in the operating section of the Statement of Cash Flows.  The Statement of Cash Flows was the only financial statement impacted by this reclassification.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the June 2007 Restatement adjustments on the Company’s previously reported consolidated balance sheet as of March 31, 2006:

ASSETS

	March 31, 2006
		Adjustment
	As Originally Filed	Revenue Recognition	Stock Options	Income Taxes	Other	2007 Form 10-K
Current assets:
Cash and cash equivalents	$1,290.7					$1,290.7
Receivables, net	3,746.3	$(13.7)				3,732.6
Prepaid expenses and other current assets	1,268.9					1,268.9
Total current assets	6,305.9	(13.7)				6,292.2
Investments and other assets:
Software, net	453.3					453.3
Outsourcing contract costs, net	1,175.3					1,175.3
Goodwill, net	2,306.3					2,306.3
Other assets	468.7	(20.7)	$25.3	$1.2		474.5
Total investments and other assets	4,403.6	(20.7)	25.3	1.2		4,409.4
Property and equipment—at cost :
Land, buildings and lease hold improvements	913.4					913.4
Computers and related equipment	4,039.9					4,039.9
Furniture and other equipment	414.6					414.6
	5,367.9					5,367.9
Less accumulated depreciation and amortization	3,047.8					3,047.8
Property and equipment, net	2,320.1					2,320.1
	$13,029.6	$(34.4)	$25.3	$1.2		$13,021.7

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006
		Adjustments
	As Originally Filed	Revenue Recognition	Stock Options	Income Taxes	Other	2007 Form 10-K
Current liabilities:
Short-term debt and current maturities of long-term debt	$85.3					$85.3
Accounts payable	705.1					705.1
Accrued payroll and related costs	706.5				$1.0	707.5
Other accrued expenses	1,359.7			$83.0		1,442.7
Deferred revenue	629.1	$5.2				634.3
Federal, state and foreign income taxes	655.4	(15.6)		154.3	(.4)	793.7
Total current liabilities	4,141.1	(10.4)		237.3	0.6	4,368.6
Long-term debt, net of current maturities	1,376.8					1,376.8
Other long-term liabilities	739.8			31.1		770.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1 per share
Common stock, par value $1 per share	194.9					194.9
Additional paid-in capital	1,799.2		$85.4		(2.6)	1,882.0
Earnings retained for use in business	5,042.1	(24.0)	(60.1)	(267.2)	2.0	4,692.8
Accumulated other comprehensive income	106.8					106.8
	7,143.0	(24.0)	25.3	(267.2)	(.6)	6,876.5
Less common stock in treasury, at cost	(347.1)					(347.1)
Unearned restricted stock	(24.0)					(24.0)
Stockholders’ equity, net	6,771.9	(24.0)	25.3	(267.2)	(.6)	6,505.4
	$13,029.6	$(34.4)	$25.3	$1.2		$13,021.7

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the June 2007 Restatement adjustments in the Company’s previously reported consolidated statements of income:

	Fiscal Year Ended March 31, 2006
		Adjustments
	As Originally Filed	Revenue Recognition	Stock Options	Income Taxes	Other	2007 Form 10-K
Revenues	$14,615.6	$23.4				$14,639.0
Costs of services (excludes depreciation and amortization)	11,719.8		$4.3		$(.1)	11,724.0
Selling, general and administrative	842.2		16.3	$4.0		862.5
Depreciation and amortization	1,091.8					1,091.8
Interest expense	104.2			16.7		120.9
Interest income	(40.8)					(40.8)
Special items	77.3					77.3
Total costs and expenses	13,794.5		20.6	20.7	(.1)	13,835.7
Income from continuing operations before taxes	821.1	23.4	(20.6)	(20.7)	.1	803.3
Taxes on income	244.1	9.3	(5.4)	84.2		332.2
Income from continuing operations	577.0	14.1	(15.2)	(104.9)	.1	471.1
Income from discontinued operations, net of taxes
Gain on sale of discontinued operations, net of taxes	61.3					61.3
Discontinued operations, net of taxes	61.3					61.3
Cumulative effect of change in accounting principle, net of taxes	(4.3)					(4.3)
Net income	$634.0	$14.1	$(15.2)	$(104.9)	$.1	$528.1
Earnings per common share:
Continuing operations	$3.11	$0.08	$(0.08)	$(0.56)		$2.54
Discontinued operations	0.33					0.33
Cumulative effect of change in accounting principle	(0.02)					(0.02)
Basic*	$3.41	$0.08	$(0.08)	$(0.56)		$2.84
Continuing operations	$3.07	$0.08	$(0.08)	$(0.56)		$2.51
Discontinued operations	0.33					0.33
Cumulative effect of change in accounting principle	(0.02)					(0.02)
Diluted*	$3.38	$0.08	$(0.09)	$(0.56)		$2.81

*Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the June 2007 Restatement adjustments in the Company’s previously reported consolidated statements of income:

	Fiscal Year Ended April 1, 2005
		Adjustments
	As Originally Filed	Revenue Recognition	Stock Options	Income Taxes	Other	2007 Form 10-K
Revenues	$14,058.6	$21.4				$14,080.0
Costs of services (excludes depreciation and amortization)	11,315.1		$3.9		$1.1	11,320.1
Selling, general and administrative	807.8		4.6	$44.3		856.7
Depreciation and amortization	1,051.0					1,051.0
Interest expense	156.8			2.6		159.4
Interest income	(16.1)					(16.1)
Special items	28.6					28.6
Total costs and expenses	13,343.2		8.5	46.9	1.1	13,399.7
Income from continuing operations before taxes	715.4	21.4	(8.5)	(46.9)	(1.1)	680.3
Taxes on income	219.0	8.5	(1.2)	10.2	(.5)	236.0
Income from continuing operations	496.4	12.9	(7.3)	(57.1)	(.6)	444.3
Income from discontinued operations, net of taxes	85.0					85.0
Gain on sale of discontinued operations, net of taxes	228.8					228.8
Discontinued operations, net of taxes	313.8					313.8
Cumulative effect of change in accounting principle, net of taxes
Net income	$810.2	$12.9	$(7.3)	$(57.1)	$(.6)	$758.1
Earnings per common share:
Continuing operations	$2.62	$0.07	$(0.04)	$(0.30)		$2.34
Discontinued operations	1.66					1.66
Cumulative effect of change in accounting principle
Basic*	$4.27	$0.07	$(0.03)	$(0.30)		$4.00
Continuing operations	$2.59	$0.07	$(0.04)	$(0.30)		$2.31
Discontinued operations	1.64					1.64
Cumulative effect of change in accounting principle
Diluted*	$4.22	$0.07	$(0.04)	$(0.30)		$3.95

* Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following tables set forth the effects of the June 2007 Restatement adjustments on certain line items within the Company’s consolidated statement of cash flows for the fiscal years ended March 31, 2006 and April 1, 2005:

	Fiscal Year Ended March 31, 2006
	As Originally Filed	Adjustments	2007 Form 10-K

Cash flows from operating activities:
Net income	$634.0	$(105.9)	$528.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,187.5		1,187.5
Stock based compensation	12.3	20.6	32.9
Cumulative effect of change in accounting principle	4.3		4.3
Deferred taxes	48.7	80.7	129.4
Restructuring related special items	77.3		77.3
Gain on dispositions, net of tax	(60.9)		(60.9)
Provision for losses on accounts receivable	28.7		28.7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(240.5)	(21.0)	(261.5)
Increase in prepaid expenses and other current assets	(193.4)		(193.4)
Increase (decrease) in accounts payable and accruals	(70.5)	20.6	(49.9)
Increase in income taxes payable	59.9	12.7	72.6
Increase in deferred revenue	76.0	(2.5)	73.5
Other operating activities, net	(12.1)	(5.2)	(17.3)
Net cash provided by operating activities	$1,551.3		$1,551.3

	Fiscal Year Ended April 1, 2005
	As Originally Filed	Adjustments	2007 Form 10-K

Cash flows from operating activities:
Net income	$810.2	$(52.1)	$758.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,145.5		1,145.5
Stock based compensation	9.9	8.5	18.4
Deferred taxes	192.7	(49.8)	142.9
Special items	28.6		28.6
Gain on dispositions, net of tax	(229.7)		(229.7)
Provision for losses on accounts receivable	10.7		10.7
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(295.7)	(19.0)	(314.7)
Increase in prepaid expenses and other current assets	(400.2)		(400.2)
Increase in accounts payable and accruals	445.4	48.1	493.5
Increase in income taxes payable	29.8	69.1	98.9
Increase in deferred revenue	225.3	(2.5)	222.8
Other operating activities, net	(31.0)	(2.3)	(33.3)
Net cash provided by operating activities	$1,941.5		$1,941.5

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

January 2008 Restatement

The effects of the January 2008 Restatement adjustments on the Company’s previously reported results of operations for the years ended March 30, 2007, March 31, 2006 and April 1, 2005 and on its previously reported earnings retained for use in business at April 2, 2004 are summarized below:

	Net Income for the Year Ended March 30, 2007	Net Income for the Year Ended March 31, 2006	Net Income for the Year Ended April 1, 2005	Earnings Retained For Use In Business As of April 3, 2004
As previously restated		$528.1	$758.1	$3,406.6
As previously reported	$388.8
Adjustments:
Foreign exchange gains (losses), net of related tax effect	26.7	(11.3)	2.8	174.7
Penalties for income tax errors	(1.9)	(1.3)	30.4	(114.0)
Interest on income tax items, net of related tax effects	(25.9)	(14.7)	(8.6)	(24.1)
Income taxes	10.7	(5.1)	40.3	(180.8)
Other	(1.1)	(0.1)	(0.2)	(6.2)
Net (decrease) increase	8.5	(32.5)	64.8	(150.4)
As restated 2007 Form 10-K/A	$397.3	$495.6	$822.8	$3,256.2

Foreign Currency

The Company identified errors in accounting for the effect of foreign currency exchange rate movements on intracompany notes.  These errors include improperly recording foreign currency gains and losses in the cumulative translation adjustment account which should have been recorded in income.  The correction of these errors was to record foreign currency gains and (losses) for fiscal 2007, 2006 and 2005 in the amounts of $45.5, ($15.8) and $4.3, respectively, ($26.7, ($11.3), and $2.8, respectively, net of tax).  The cumulative effect of this error on earnings retained for use in business was an increase of $174.7 at April 3, 2004 which includes an increase from the reversal of a foreign deferred income tax asset valuation allowance in the amount of $60.3.

The Company has also restated other comprehensive income for fiscal 2007, 2006 and 2005 resulting in (decreases) increases of ($35.8), ($15.0) and $72.2, respectively and restated accumulated other comprehensive income for the same periods resulting in decreases of $234.7, $191.2 and $208.3, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

Income Taxes

In connection with the Company’s adoption of FIN 48, the Company identified errors related to income taxes including errors related to income tax accounting for depreciation with certain assets depreciated for income tax purposes in excess of their cost basis.  The impact of the correction of this error was an increase in income tax expense of $21.8, $8.0 and $0 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of this error on earnings retained for use in business was a decrease of $35.4 at April 3, 2004.

The Company also corrected errors related to the accounting for state income taxes.  The most significant of these errors was the use of incorrect weighted average state rate used in computation of income tax expense which resulted in an increase in income tax expense.  The impact of the correction of these errors was a (decrease) increase in income tax expense of ($.3), ($.1) and $1.3 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of these errors on earnings retained for use in business was a decrease of $33.9 as of April 3, 2004.  The Company also corrected individually immaterial errors related to the accounting for state income taxes.   The impact of the correction of these errors was a (decrease) increase in income tax expense of ($1.3),  ($15.3) and $0 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of these errors on earnings retained for use in business was a decrease of $4.3 as of April 3, 2004.

In addition, the Company corrected income tax errors related to its foreign operations. These included transfer pricing errors and errors related to intracompany transactions between the Company and foreign subsidiaries, and the accounting for the write off of worthless stock in a foreign entity.  The impact of the correction of these errors was an increase (decrease) in income tax expense of $1.8, $1.7 and $2.2 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of these errors on earnings retained for use in business was a decrease of $33.7 as of April 3, 2004.  The Company also corrected foreign income tax errors related to the transfer pricing, a deferred liability in a foreign affiliate and miscellaneous errors.  The impact of these errors was an increase (decrease) in income tax expense of ($6.0), $0.3, $0.2 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of these errors on earnings retained for use in the business was a decrease of $1.3 at April 3, 2004.

The Company also corrected various individually immaterial errors related to U.S. income tax accounting.  These errors included errors in purchase accounting adjustments, deferred tax accounting, the tax relating to the gain on the sale of an asset, accounting for uncertain tax positions and other miscellaneous income tax accounting error corrections.  The impact of the correction of these errors was a (decrease) increase in income tax expense of ($26.7), $12.2 and $1.7 for fiscal 2007, 2006 and 2005.  The cumulative effect of the correction of these errors on earnings retained for use in the business was a decrease of $72.2 at April 3, 2004.

Finally, the Company corrected an error related to accounting for income taxes related to the sale of Mynd Corporation during fiscal 2005 and the reclassification of income tax expense to discontinued operations related to the sale of CSC Health Plan Solutions.  The impact of this correction was a decrease in income tax expense related to the sale of Mynd Corporation of ($1.7) and ($45.7) during fiscal 2006 and 2005, respectively, and the reclass of $5.3 of tax expense from income taxes to discontinued operations during fiscal 2006.  This correction was recorded in discontinued operations.

As a result of the errors noted above, the Company incurred interest and penalties.  For fiscal 2007, 2006 and 2005 the Company recorded interest expense related to the income tax adjustments discussed above of $42.7, $24.2 and $14.3, respectively.  The cumulative effect of the interest for the tax errors on earnings retained for use in the business was a decrease of $24.1 at April 3, 2004.  The Company also recorded adjustments to penalties related to income tax errors of $1.9, $1.3 and ($30.4) for fiscal 2007, 2006 and 2005, respectively.    The cumulative effect of the penalties for income tax errors on earnings retained for use in business was a decrease of $114.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The total effect of all the income tax adjustments noted above was to increase (decrease) income tax expense ($10.7) (($27.5) net of the impact of interest expense), ($5.1), (($8.1) net of the impact of interest expense and discontinued operations) and $40.3 (($.1) net of the impact of interest expense and discontinued operations) for fiscal 2007, 2006 and 2005, respectively.  As a result of the correction of these errors, goodwill, other assets, other accrued expenses, Federal, State and foreign income taxes payable, and other long-term liabilities increased (decreased) by ($5.1), ($44.8), $208.4, $182.1 and ($146.8), respectively, at March 30, 2007 and ($5.3), ($106.9), $163.8, $168.9, and ($168.5), respectively, at March 31, 2006.

Other

In addition, the Company identified errors related to non-income related state taxes as well as the write-off of an unreconciled intracompany balance related to a foreign subsidiary.   The impact of the correction of these errors was an increase in cost of services expense of $1.6, $.2, and $.2 for fiscal 2007, 2006 and 2005, respectively.  The cumulative effect of the correction of this error on earnings retained for use in business was a decrease of $6.2 at April 3, 2004.

The Company has reclassified immaterial gains and losses from the disposition of immaterial businesses, the disposition of non-operating assets and investment securities, as well as foreign currency gains and losses, from revenue and cost of services to other income.  As a result of this reclassification, the Company’s consolidated statements of income for the periods ended March 30, 2007, March 31, 2006, and April 1, 2005 reflect reclassifications to other income of gains (losses) of  ($4.2), ($5.5) and $17.5, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the January 2008 Restatement adjustments on the Company’s previously reported consolidated balance sheet as of March 30, 2007:

ASSETS

March 30, 2007
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Current assets:
Cash and cash equivalents	$1,050.1				$1,050.1
Receivables, net	4,184.3			$3.1	4,187.4
Prepaid expenses and other current assets	1,472.0			(8.0)	1,464.0
Total current assets	6,706.4			(4.9)	6,701.5
Investments and other assets:
Software, net	513.3				513.3
Outsourcing contract costs, net	1,029.5				1,029.5
Goodwill, net	2,505.2	$(5.1)			2,500.1
Other assets	437.0	(44.8)	$64.0	.5	456.7
Total investments and other assets	4,485.0	(49.9)	64.0	.5	4,499.6
Property and equipment—at cost :
Land, buildings and lease hold improvements	1,001.0				1,001.0
Computers and related equipment	4,189.7				4,189.7
Furniture and other equipment	422.2				422.2
	5,612.9				5,612.9
Less accumulated depreciation and amortization	3,073.8				3,073.8
Property and equipment, net	2,539.1				2,539.1
	$13,730.5	$(49.9)	$64.0	$(4.4)	$13,740.2

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 30, 2007
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Current liabilities:
Short-term debt and current maturities of long-term debt	$93.7				$93.7
Accounts payable	855.7				855.7
Accrued payroll and related costs	732.5				732.5
Other accrued expenses	1,799.3	$208.4		$6.4	2,014.1
Deferred revenue	1,025.5				1,025.5
Federal, state and foreign income taxes	752.9	182.1	$.4	(.8)	934.6
Total current liabilities	5,259.6	390.5	.4	5.6	5,656.1
Long-term debt, net of current maturities	1,412.2				1,412.2
Other long-term liabilities	1,173.2	(146.8)	105.5		1,131.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share
Common stock, par value $1 per share	181.1				181.1
Additional paid-in capital	1,876.3				1,876.3
Earnings retained for use in business	4,250.6	(295.1)	192.8	(7.4)	4,140.9
Accumulated other comprehensive income	(68.5)	1.5	(234.7)	(2.6)	(304.3)
	6,239.5	(293.6)	(41.9)	(10.0)	5,894.0
Less common stock in treasury, at cost	(354.0)				(354.0)
Stockholders’ equity, net	5,885.5	(293.6)	(41.9)	(10.0)	5,540.0
	$13,730.5	$(49.9)	$64.0	$(4.4)	$13,740.2

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the January 2008 Restatement adjustments on the Company’s previously reported consolidated balance sheet as of March 31, 2006:

ASSETS

March 31, 2006
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Current assets:
Cash and cash equivalents	$1,290.7				$1,290.7
Receivables, net	3,732.6			$2.2	3,734.8
Prepaid expenses and other current assets	1,268.9			(7.1)	1,261.8
Total current assets	6,292.2			(4.9)	6,287.3
Investments and other assets:
Software, net	453.3				453.3
Outsourcing contract costs, net	1,175.3				1,175.3
Goodwill, net	2,306.3	$(5.3)			2,301.0
Other assets	474.5	(106.9)	$58.9		426.5
Total investments and other assets	4,409.4	(112.2)	58.9		4,356.1
Property and equipment—at cost :
Land, buildings and lease hold improvements	913.4				913.4
Computers and related equipment	4,039.9				4,039.9
Furniture and other equipment	414.6				414.6
	5,367.9				5,367.9
Less accumulated depreciation and amortization	3,047.8				3,047.8
Property and equipment, net	2,320.1				2,320.1
	$13,021.7	$(112.2)	$58.9	$(4.9)	$12,963.5

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31, 2006
	Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Current liabilities:
Short-term debt and current maturities of long-term debt	$85.3				$85.3
Accounts payable	705.1				705.1
Accrued payroll and related costs	707.5				707.5
Other accrued expenses	1,442.7	$163.8		$3.7	1,610.2
Deferred revenue	634.3				634.3
Federal, state and foreign income taxes	793.7	168.9	$(.1)	(.5)	962.0
Total current liabilities	4,368.6	332.7	(.1)	3.2	4,704.4
Long-term debt, net of current maturities	1,376.8				1,376.8
Other long-term liabilities	770.9	(168.5)	84.2		686.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share
Common stock, par value $1 per share	194.9				194.9
Additional paid-in capital	1,882.0				1,882.0
Earnings retained for use in business	4,692.8	(277.9)	166.0	(6.3)	4,574.6
Accumulated other comprehensive loss	106.8	1.5	(191.2)	(1.8)	(84.7)
	6,876.5	(276.4)	(25.2)	(8.1)	6,566.8
Less common stock in treasury, at cost	(347.1)				(347.1)
Unearned restricted stock	(24.0)				(24.0)
Stockholders’ equity, net	6,505.4	(276.4)	(25.2)	(8.1)	6,195.7
	$13,021.7	$(112.2)	$58.9	$(4.9)	$12,963.5

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the January 2008 Restatement adjustments in the Company’s previously reported consolidated statements of income:

	Fiscal Year Ended March 30, 2007
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Revenues	$14,856.6			$(1.7)	$14,854.9
Costs of services (excludes depreciation and amortization)	11,817.8			(4.3)	11,813.5
Selling, general and administrative	916.4	$1.9			918.3
Depreciation and amortization	1,073.6				1,073.6
Interest expense	175.2	42.7			217.9
Interest income	(49.5)				(49.5)
Special items	316.1				316.1
Other (income)/expense			$(45.5)	4.2	(41.3)
Total costs and expenses	14,249.6	44.6	(45.5)	(.1)	14,248.6
Income from continuing operations before taxes	607.0	(44.6)	45.5	(1.6)	606.3
Taxes on income	218.2	(27.5)	18.8	(.5)	209.0
Net income	$388.8	$(17.1)	$26.7	$(1.1)	$397.3

Earnings per common share:
Basic	$2.21	$(0.10)	$0.15	$(0.01)	$2.25
Diluted	$2.16	$(0.09)	$0.15	$(0.01)	$2.21

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2006
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Revenues	$14,639.0			$5.8	$14,644.8
Costs of services (excludes depreciation and amortization)	11,724.0			.5	11,724.5
Selling, general and administrative	862.5	$1.3			863.8
Depreciation and amortization	1,091.8				1,091.8
Interest expense	120.9	24.2			145.1
Interest income	(40.8)				(40.8)
Special items	77.3				77.3
Other (income)/expense			$15.8	5.5	21.3
Total costs and expenses	13,835.7	25.5	15.8	6.0	13,883.0
Income from continuing operations before taxes	803.3	(25.5)	(15.8)	(.2)	761.8
Taxes on income	332.2	(8.1)	(4.5)	(.1)	319.5
Income from continuing operations	471.1	(17.4)	(11.3)	(.1)	442.3
Gain on sale of discontinued operations, net of taxes	61.3	(3.7)			57.6
Discontinued operations, net of taxes	61.3	(3.7)			57.6
Cumulative effect of change in accounting principle, net of taxes	(4.3)				(4.3)
Net income	$528.1	$(21.1)	$(11.3)	$(.1)	$495.6
Earnings per common share:
Continuing operations	$2.54	$(0.10)	$(0.06)		$2.38
Discontinued operations	0.33	(0.02)			0.31
Cumulative effect of change in accounting principle	(0.02)				(0.02)
Basic*	$2.84	$(0.12)	$(0.06)		$2.67
Continuing operations	$2.51	$(0.09)	$(0.06)		$2.35
Discontinued operations	0.33	(0.02)			0.31
Cumulative effect of change in accounting principle	(0.02)				(0.02)
Diluted	$2.81	$(0.11)	$(0.06)		$2.64
*  Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the January 2008 Restatement adjustments in the Company’s previously reported consolidated statements of income:

Fiscal Year Ended April 1, 2005
		Adjustments
	2007 Form 10-K	Income Taxes	Foreign Currency	Other	2007 Form 10-K/A As Restated
Revenues	$14,080.0			$(19.2)	$14,060.8
Costs of services (excludes depreciation and amortization)	11,320.1			(1.5)	11,318.6
Selling, general and administrative	856.7	$(30.4)			826.3
Depreciation and amortization	1,051.0				1,051.0
Interest expense	159.4	14.3			173.7
Interest income	(16.1)	(.2)			(16.3)
Special items/expense	28.6				28.6
Other (income)/expense			$(4.3)	(17.5)	(21.8)
Total costs and expenses	13,399.7	(16.3)	(4.3)	(19.0)	13,360.1
Income from continuing operations before taxes	680.3	16.3	4.3	(.2)	700.7
Taxes on income	236.0	(.1)	1.5		237.4
Income from continuing operations	444.3	16.4	2.8	(.2)	463.3
Income from discontinued operations, net of taxes	85.0				85.0
Gain on sale of discontinued operations, net of taxes	228.8	45.7			274.5
Discontinued operations, net of taxes	313.8	45.7			359.5
Net income	$758.1	$62.1	$2.8	$(.2)	$822.8
Earnings per common share:
Continuing operations	$2.34	$0.09	$0.01		$2.44
Discontinued operations	1.66	0.24			1.90
Basic	$4.00	$0.33	$0.01		$4.34
Continuing operations	$2.31	$0.09	$0.01		$2.41
Discontinued operations	1.64	0.24			1.87
Diluted*	$3.95	$0.33	$0.01		$4.29

* Amounts may not add as a result of rounding

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following tables set forth the effects of the January 2008 Restatement adjustments on certain line items within the Company’s consolidated statement of cash flows for the fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005:

	Fiscal Year Ended March 30, 2007
	2007 Form 10-K	Adjustments	2007 Form 10-K/A As Restated

Cash flows from operating activities:
Net income	$388.8	$8.5	$397.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,162.0		1,162.0
Stock based compensation	58.7		58.7
Deferred taxes	(51.9)	(155.9)	(207.8)
Restructuring related special items	2.3		2.3
Gain on dispositions, net of tax	(23.2)		(23.2)
Provision for losses on accounts receivable	5.5		5.5
Excess tax benefit from stock based compensation	(12.1)		(12.1)
Foreign currency translation		(45.5)	(45.5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(238.0)	(0.9)	(238.9)
Increase in prepaid expenses and other current assets	(324.8)	0.7	(324.1)
Increase (decrease) in accounts payable and accruals	348.2	46.9	395.1
Increase in income taxes payable	(75.3)	146.2	70.9
Increase in deferred revenue	340.1		340.1
Other operating activities, net	(1.7)		(1.7)
Net cash provided by operating activities	$1,578.6		$1,578.6

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2006
	2007 Form 10-K	Adjustments	2007 Form 10-K/A As Restated

Cash flows from operating activities:
Net income	$528.1	$(32.5)	$495.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,187.5		1,187.5
Stock based compensation	32.9		32.9
Cumulative effect of change in accounting principle	4.3		4.3
Deferred taxes	129.4	(175.2)	(45.8)
Restructuring related special items	77.3		77.3
Gain on dispositions, net of tax	(60.9)		(60.9)
Provision for losses on accounts receivable	28.7		28.7
Foreign currency translation		15.8	15.8
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(261.5)	(0.1)	(261.6)
Increase in prepaid expenses and other current assets	(193.4)	(0.5)	(193.9)
Increase (decrease) in accounts payable and accruals	(49.9)	26.2	(23.7)
Increase in income taxes payable	72.6	166.3	238.9
Increase in deferred revenue	73.5		73.5
Other operating activities, net	(17.3)		(17.3)
Net cash provided by operating activities	$1,551.3		$1,551.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 2—Restatement of Consolidated Financial Statements (Continued)

	Fiscal Year Ended April 1, 2005
	2007 Form 10-K	Adjustments	2007 Form 10-K/A As Restated

Cash flows from operating activities:
Net income	$758.1	$64.7	$822.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,145.5		1,145.5
Stock based compensation	18.4		18.4
Deferred taxes	142.9	(24.3)	118.6
Special items	28.6		28.6
Gain on dispositions, net of tax	(229.7)		(229.7)
Provision for losses on accounts receivable	10.7		10.7
Foreign currency translation		(4.3)	(4.3)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(314.7)	7.1	(307.6)
Increase in prepaid expenses and other current assets	(400.2)	0.2	(400.0)
Increase in accounts payable and accruals	493.5	(13.1)	480.4
Increase in income taxes payable	98.9	(30.3)	68.6
Increase in deferred revenue	222.8		222.8
Other operating activities, net	(33.3)		(33.3)
Net cash provided by operating activities	$1,941.5		$1,941.5

 COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Discontinued Operations

The Company exchanged its CSC Health Plan Solutions (HPS) business, which was previously included in the Global Commercial segment, for approximately 7.13 million of CSC common shares held by a subsidiary of DST Systems Inc., which shares were valued at $324.6 and included in treasury stock, on April 29, 2005. The transaction was structured in accordance with Section 355 of the Internal Revenue Code. The Company realized a gain of $19.2 on the transaction. The revenue and expenses of HPS have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The Company sold its equity interest in the international and other select operations of DynCorp for $850 including $75 of 13% preferred stock of DynCorp International (DI) on February 11, 2005.  The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The tax benefit of this sale reduced the tax associated with the transaction by $151.8. The Company realized an initial after tax gain of approximately $274.5 on the transaction net of taxes of $13.6. The gain was subject to working capital adjustments. During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DI. As a result, the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. Also during fiscal 2006, the Company recognized $20.2 of preferred stock dividend income which is included in interest income in the consolidated statements of income.

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

During September 2006 Danske Regioner exercised its option to put its minority interest in CSC Scandihealth A/S (Scandihealth) to CSC.  As a result, CSC acquired the remaining 40% share of Scandihealth it did not own for a purchase price of approximately $20.8.  The purchase price was allocated to the related minority interest liability of $4 and the remainder to goodwill.  The goodwill recognized was included in the Global Commercial segment, none of which is expected to be deductible for tax purposes.  Prior to the exercise of the option, Scandihealth was a consolidated subsidiary of CSC and, as such, its assets and liabilities were reflected in CSC’s consolidated balance sheet.  The proforma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended March 30, 2007 and March 31, 2006:

	Global Commercial Segment	North American Public Sector Segment	Total
Balance as of April 1, 2005, as restated	$1,788.2	$549.9	$2,338.1
Additions	17.2	3.7	20.9
Dispositions
Foreign currency translation	(58.0)		(58.0)
Balance as of March 31, 2006, as restated	1,747.4	553.6	2,301.0

Additions	16.4		16.4
Acquisitions		92.2	92.2
Dispositions	(.2)		(.2)
Foreign currency translation	90.7		90.7
Balance as of March 30, 2007, as restated	$1,854.3	$645.8	$2,500.1

The Global Commercial additions to goodwill during fiscal 2007 relate to the acquisition of the remaining interest of a majority owned joint venture.  The North American Public Sector additions to goodwill during fiscal 2007 relate to the Datatrac Information Services acquisition on December 22, 2006.  See Note 4 for further details.  The Global Commercial disposals relate to the divestment of Insurer (I/90) Software Product Business in South Africa.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

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

 COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)
Note 7—Special Items

Special items totaling $316.1 were recorded during the year ended March 30, 2007 and consisted of:  (1) a $333.4 restructuring charge (see discussion below), (2) a $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 gain from the redemption of DynCorp International preferred stock.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan are to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.  During the third quarter of fiscal 2007, the Company evaluated facility consolidation opportunities and other areas where operations can be streamlined and costs reduced consistent with the plan objectives, resulting in additional lease termination, asset impairment and other charges.

Workforce reductions of approximately 4,400 employees occurred in fiscal 2007, and an additional 1,100 reductions are planned for fiscal 2008. Termination-related charges of $294.3 were recorded in fiscal 2007. Other, primarily vacant space-related costs, of $39.1 were also recorded during the year, net of an $11.6 gain on the sale of a data center facility. All but approximately $.1 of the restructuring charge was incurred in the Global Commercial reporting segment. Additional restructuring charges of not more than $110 are expected to be incurred in fiscal 2008.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Special Items (Continued)

Restructuring-related pre-tax cash payments of approximately $207.2 were made in fiscal 2007 (excluding $25.8 cash proceeds received from the sale of a data center) and are estimated to be approximately $195 in fiscal 2008.  Included in the restructuring charge are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2007 activity:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments(2)	Other(3)	Restructuring liability as of March 30, 2007
Workforce reductions	$294.3	$(6.8)	$(201.7)	$7.7	$93.5
Other	39.1	6.3	(5.5)	1.0	40.9
Total	$333.4	$(0.5)	$(207.2)	$8.7	$134.4

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of restructured assets.
(2)	Excludes $25.8 cash proceeds received from the sale of a data center facility.
(3)	Foreign currency translation adjustments.

Effective February 28, 2006, Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company.  As a result, the Company recorded a non-cash special item charge of $77.3 ($48.3 after tax) or 26 cents per share.  The charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value, the loss on sale of equipment to Nortel, severance costs and costs associated with terminating the contract.  The Nortel contract is included in the Global Commercial reporting segment.

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

Note 8—Income Taxes

Total income tax expense was allocated as follows:

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)
Income from continuing operations	$209.0	$319.5	$237.4
Income from discontinued operations	-	26.0	66.9
Cumulative effect on prior years of changes in accounting principles	-	(1.3)	-
	$209.0	$344.2	$304.3

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

The sources of income before taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)

Domestic entities	$640.6	$526.2	$459.5
Entities outside the United States	(34.3)	235.6	241.2
Total	$606.3	$761.8	$700.7

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

The provision for income tax expense on income from continuing operations is classified between current and deferred and by taxing jurisdiction in the following manner:

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)
Current
Federal	$271.4	$359.5	$37.9
State	26.3	(39.7)	19.4
Foreign	119.1	45.5	61.5
	416.8	365.3	118.8

Deferred
Federal	(88.9)	(130.5)	85.4
State	(20.9)	47.3	(8.8)
Foreign	(98.0)	37.4	42.0
	(207.8)	(45.8)	118.6
Total provision for taxes	$209.0	$319.5	$237.4

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	0.6	.6	1.0
Change in tax contingency	1.2	4.1	(4.7)
Foreign rate differential	5.4	.2	2.7
Income tax credits	(7.8)	(.2)	(.3)
Other	0.1	2.2	.2
Effective tax rate	34.5%	41.9%	33.9%

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 30, 2007	March 31, 2006
	As Restated (1)	As Restated (1)
Deferred tax assets (liabilities)
Employee benefits	$456.3	$254.3
Tax loss/credit carryforwards	358.9	206.5
Depreciation and amortization	(308.8)	(330.7)
Contract accounting	(313.7)	(274.8)
Investment basis differences	(6.5)	82.9
Accrued Interest	75.9	41.3
Foreign Currency	(100.7)	(70.1)
Other Assets	227.7	203.0
Other Liabilities	(88.1)	(172.3)
Subtotal	301.0	(59.9)
Valuation allowance	(234.0)	(140.8)
Total deferred tax assets (liabilities)	$67.0	$(200.7)

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

Of the deferred tax amounts above, $75.3 and $123 are classified as current in the Company’s balance sheet at March 30, 2007 and March 31, 2006, respectively. All long-term deferred tax assets are included in other assets and all long-term deferred tax liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

The increase to the valuation allowance for the fiscal year ended March 30, 2007 of $93.2 relates primarily to deferred tax assets for net operating losses in certain foreign and state tax jurisdictions. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred taxes are realizable the Company considers the period of expiration of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

In the opinion of management the Company has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 30, 2007 and March 31, 2006, the Company has accrued $929.3 and $916.4, respectively, for these matters.  The Company records contingent tax liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated at the date of the financial statements related to positions taken that could be challenged by taxing authorities under examination.  These potential exposures result from differing interpretations or applications of tax laws and regulations, and from certain transactions, deductions or credits claimed on returns as filed.  Timing of the resolution of these matters is highly uncertain.  Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon consideration of all relevant facts and circumstances, it is the opinion of the Company’s management the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operation.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 8—Income Taxes (Continued)

At March 30, 2007 and March 31, 2006, the Company has available unused foreign net operating loss (NOL) carryforwards of $1,369.7 and $736.6 and state NOL carryforwards of $948.6 and $1,181.4.  As of March 31, 2007, the foreign NOL carryforwards can be carried over indefinitely, except for $279.2 which expire at various dates through 2014.  As of March 31, 2007, the state NOL carryforwards expire at various dates through 2027.

The Company is currently the beneficiary of tax holiday incentives in India which expire in fiscal years 2007 and 2009. As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $7.2, $5.3 and $3.0 during fiscal years 2007, 2006 and 2005, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $1,092.2 as of March 30, 2007. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

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

Note 9—Receivables

Receivables consist of the following:

	March 30, 2007	March 31, 2006
	As Restated (1)	As Restated (1)
Billed trade accounts	$2,383.5	$2,177.5
Unbilled recoverable amounts under contracts in progress	1,665.6	1,419.4
Other receivables	138.3	137.9
Total	$4,187.4	$3,734.8

(1)	See Note 2, "Restatement of Consolidated Financial Statements.”

As of March 30, 2007, there were no billed trade accounts receivable for long-term contracts that are unpaid by customers under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.  Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $871.8, including $336.1 which is expected to be collected during fiscal 2008 and $535.7 which is expected to be collected within fiscal 2009 and thereafter.

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

As of March 30, 2007 and March 31, 2006, the balance of minimum pension liability adjustments included in accumulated other comprehensive loss was $454.8 (net of related taxes of $218.4) and $78.9 (net of related taxes of $54.6).

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

The following table lists selected information for other postretirement benefit plans as of March 30, 2007 and March 31, 2006:
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

Note 14—Stock Incentive Plans(Continued)

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 16—Segment and Geographic Information

All of the Company’s business involves operations which provide I/T outsourcing, consulting and system integration services and other professional services. Although the Company presents estimates of revenue by business service and geography, the Company’s expenses and assets are not identified or accumulated in this manner due to, among other reasons, cross-utilization of personnel and assets across the Company. Based on SFAS No. 131 criteria, the Company aggregates operating segments into two reportable segments that consist of the North American Public Sector(formerly U.S. Federal Sector) and Global Commercial. The Company organizes Global Commercial operating segments by geographies and vertical operations. These operations serve large-scale corporations and organizations in a wide array of industries. The operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical market. Further, operating segments’ service offerings and clientele overlap and the Company draws on multiple operating segments to serve clients.
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

	Global Commercial Sector	North American Public Sector	Corporate	Total
2007– As Restated (1)
Revenues	$9,504.6	$5,350.3		$14,854.9
Earnings (loss) before special items, other income (expense), interest and taxes	748.9	363.6	$(63.0)	1,049.5
Depreciation and amortization	915.0	141.2	17.4	1,073.6
Assets	9,473.0	3,685.2	582.0	13,740.2
Capital expenditures for long-lived assets	837.8	74.1	40.9	952.8

2006– As Restated (1)
Revenues	$9,590.8	$5,054.0		$14,644.8
Earnings (loss) before special items, other income (expense), interest and taxes	674.7	352.7	$(62.7)	964.7
Depreciation and amortization	931.6	142.9	17.3	1,091.8
Assets	8,616.3	3,511.8	835.4	12,963.5
Capital expenditures for long-lived assets	1,105.6	85.0	29.9	1,220.5

2005– As Restated (1)
Revenues	$9,384.9	$4,675.9		$14,060.8
Earnings (loss) before special items, other income (expense), interest and taxes	625.4	313.3	$(73.8)	864.9
Depreciation and amortization	890.6	142.3	18.1	1,051.0
Assets	8,813.6	3,169.7	539.0	12,522.3
Capital expenditures for long-lived assets	1,248.0	185.1	36.2	1,469.3

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 16—Segment and Geographic Information (Continued)

A reconciliation of earnings before special items, other (income)/expense interest and taxes to income before taxes is as follows:

	Fiscal Year
	2007	2006	2005
	As Restated (1)	As Restated (1)	As Restated (1)
Earnings before special items, other (income)/expense, interest and taxes	$1,049.5	$964.7	$864.9
Interest expense	(217.9)	(145.1)	(173.7)
Interest income	49.5	40.8	16.3
Special items	(316.1)	(77.3)	(28.6)
Other (income)/expense	(41.3)	21.3	(21.8)
Income before taxes	$606.3	$761.8	$700.7

(1)                  See Note 2, "Restatement of Consolidated Financial Statements.”

The earnings before special items, other (income)/expense, interest and taxes provide useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 30, 2007 is as follows:

	Fiscal Year
	2007		2006		2005
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
	As Restated (1)		As Restated (1)		As Restated (1)
United States	$9,223.2	$1,392.8	$9,101.7	$1,372.2	$8,527.2	$1,340.3
Europe:
United Kingdom	1,900.3	533.2	2,005.1	393.5	2,087.6	378.0
Other Europe	2,244.3	281.1	2,177.5	244.1	2,221.5	298.3
Other International	1,487.1	332.0	1,360.5	310.3	1,224.5	348.8
Total	$14,854.9	$2,539.1	$14,644.8	$2,320.1	$14,060.8	$2,365.4

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

COMPUTER SCIENCES CORPORATION
Quarterly Financial Information (Unaudited)

	Fiscal 2007
In millions except per-share amount	1st Quarter (2) (3)	2nd Quarter (2)	3rd Quarter(2)	4th Quarter(2)
	As Restated (1)	As Restated (1)	As Restated (1)
Revenues	$3,561.1	$3,609.1	$3,640.6	$4,044.1
Cost of services (excluding depreciation and amortization)	2,879.3	2,893.7	2,901.0	3,139.5
Income from continuing operations before taxes	(21.1)	141.4	174.2	311.8
Income from continuing operations	(59.9)	89.5	113.5	254.2
Net Income	(59.9)	89.5	113.5	254.2
Earnings per common share:
Basic	$(0.32)	$0.52	$0.66	$1.47
Diluted	$(0.32)	$0.51	$0.65	$1.44

	Fiscal 2006
In millions except per-share amount	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	As Restated (1) (5) (6)	As Restated (1) (4)	As Restated (1) (6)	As Restated (1) (4)
Revenues	$3,587.1	$3,579.2	$3,582.9	$3,895.6
Cost of services (excluding depreciation and amortization)	2,926.5	2,877.6	2,851.6	3,068.8
Income from continuing operations before taxes	141.1	134.1	222.2	264.4
Income from continuing operations	83.8	74.3	130.2	153.9
Discontinued operations, net of taxes	19.2		38.4
Cumulative effect of change in accounting principle, net of taxes				(4.3)
Net Income	103.1	74.3	168.6	149.6
Earnings per common share:
Continuing operations	$0.45	$0.40	$0.70	$0.82
Discontinued operations, net of taxes	0.10		0.21
Cumulative effect of change in accounting principle, net of taxes				(0.02)
Basic*	$0.56	$0.40	$0.91	$0.80
Continuing operations	$0.45	$0.40	$0.69	$0.81
Discontinued operations, net of taxes	0.10		0.20
Cumulative effect of change in accounting principle, net of taxes				(0.02)
Diluted*	$0.55	$0.40	$0.90	$0.79
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

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended July 1, 2005:

	First Quarter Ended July 1, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,582.5	$4.6	$3,587.1				$3,587.1

Costs of services (excludes depreciation and amortization)	2,926.7		2,926.7			$(0.2)	2,926.5
Selling, general and administrative	205.1	1.3	206.4	$(0.6)			205.8
Depreciation and amortization	269.7		269.7				269.7
Interest expense	24.1	4.2	28.3	5.5			33.8
Interest income	(5.3)		(5.3)				(5.3)
Special items
Other (income)/expense					$15.3	0.2	15.5
Total costs and expenses	3,420.3	5.5	3,425.8	4.9	15.3		3,446.0

Income before taxes	162.2	(0.9)	161.3	(4.9)	(15.3)		141.1
Taxes on income	53.5	15.2	68.7	(7.5)	(4.0)		57.2
Income from continuing operations	108.7	(16.1)	92.6	2.6	(11.3)		83.8
Discontinued operations, net of taxes	22.9		22.9	(3.7)			19.2
Cumulative effect of change in accounting principle, net of taxes
Net income	$131.6	$(16.1)	$115.5	$(1.1)	$(11.3)		$103.1

Earnings per share:
Continuing operations	$0.59	$(0.09)	$0.50	$0.01	$(0.06)		$0.45
Discontinued operations	0.12		0.12	(0.02)			0.10
Basic*	$0.71	$(0.09)	$0.62	$(0.01)	$(0.06)		$0.56

Continuing operations	$0.58	$(0.09)	$0.49	$0.01	$(0.06)		$0.45
Discontinued operations	0.12		0.12	(0.02)			0.10
Diluted*	$0.70	$(0.08)	$0.62	$(0.01)	$(0.06)		$0.55
* Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended September 30, 2005:

	Second Quarter Ended September 30, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,572.6	$6.6	$3,579.2				$3,579.2

Costs of services (excludes depreciation and amortization)	2,876.7	1.3	2,878.0			$(0.4)	2,877.6
Selling, general and administrative	207.8	4.8	212.6	$(0.5)			212.1
Depreciation and amortization	274.7		274.7				274.7
Interest expense	25.9	4.2	30.1	5.9			36.0
Interest income	(9.0)		(9.0)				(9.0)
Special items	52.0		52.0				52.0
Other (income)/expense					$1.3	0.4	1.7
Total costs and expenses	3,428.1	10.3	3,438.4	5.4	1.3		3,445.1

Income before taxes	144.5	(3.7)	140.8	(5.4)	(1.3)		134.1
Taxes on income	45.0	16.9	61.9	(2.3)	0.2		59.8
Income from continuing operations	99.5	(20.6)	78.9	(3.1)	(1.5)		74.3
Discontinued operations, net of taxes
Net income	$99.5	$(20.6)	$78.9	$(3.1)	$(1.5)		$74.3

Earnings per share
Continuing operations	$0.54	(0.11)	$0.43	$(0.02)	$(0.01)	-	$0.40
Discontinued operations			-	-	-	-
Basic*	$0.54	$(0.11)	$0.43	(0.02)	$(0.01)	-	0.40
Continuing operation	$0.53	$(0.11)	$0.42	$(0.02)	$(0.01)	-	$0.40
Discontinued operations			-	-	-	-
Diluted*	$0.53	$(0.11)	$0.42	$(0.02)	$(0.01)	-	0.40
* Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended December 30, 2005:

	Third Quarter Ended December 30, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,577.0	$4.1	$3,581.1			$1.8	$3,582.9

Costs of services (excludes depreciation and amortization)	2,850.0	1.4	2,851.4			0.2	2,851.6
Selling, general and administrative	207.7	6.7	214.4	$(0.5)			213.9
Depreciation and amortization	267.9		267.9				267.9
Interest expense	24.6	4.2	28.8	6.2			35.0
Interest income	(13.8)		(13.8)				(13.8)
Special items							-
Other (income)/expense					$4.5	1.6	6.1
Total costs and expenses	3,336.4	12.3	3,348.7	5.7	4.5	1.8	3,360.7

Income before taxes	240.6	(8.2)	232.4	(5.7)	(4.5)		222.2
Taxes on income	75.5	20.4	95.9	(2.4)	(1.5)		92.0
Income from continuing operations	165.1	(28.6)	136.5	(3.3)	(3.0)		130.2
Discontinued operations, net of taxes	38.4		38.4				38.4
Net income	$203.5	$(28.6)	$174.9	$(3.3)	$(3.0)		$168.6

Earnings per share:
Continuing operations	$0.89	$(0.16)	$0.73	$(0.02)	$(0.02)		$0.70
Discontinued operations	0.21		0.21				0.21
Basic*	$1.10	$(0.16)	$0.94	$(0.02)	$(0.02)		$0.91

Continuing operations	$0.88	$(0.15)	$0.73	$(0.02)	$(0.02)		$0.69
Discontinued operations	0.20		0.20				0.20
Diluted*	$1.08	$(0.15)	$0.93	$(0.02)	$(0.02)		$0.90
* Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended March 31, 2006:

	Fourth Quarter Ended March 31, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,883.5	$8.2	$3,891.7			$3.9	$3,895.6

Costs of services (excludes depreciation and amortization)	3,066.4	1.5	3,067.9			0.9	3,068.8
Selling, general and administrative	221.6	7.6	229.2	$2.8			232.0
Depreciation and amortization	279.5		279.5				279.5
Interest expense	29.6	4.2	33.8	6.5			40.3
Interest income	(12.7)		(12.7)				(12.7)
Special items	25.3		25.3				25.3
Other (income)/expense					$(5.3)	3.3	(2.0)
Total costs and expenses	3,609.7	13.3	3,623.0	9.3	(5.3)	4.2	3,631.2

Income before taxes	273.8	(5.1)	268.7	(9.3)	5.3	(0.3)	264.4
Taxes on income	70.1	35.5	105.6	4.1	0.8		110.5
Income from continuing operations	203.7	(40.6)	163.1	(13.4)	4.5	(0.3)	153.9
Discontinued operations, net of taxes
Cumulative effect of change in accounting principle, net of taxes	(4.3)		(4.3)				(4.3)
Net income	$199.4	$(40.6)	$158.8	$(13.4)	$4.5	$(0.3)	$149.6

Earnings per share:
Continuing operations	$1.08	(0.21)	$0.87	$(0.07)	$0.02		$0.82
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes	(.02)		(.02)				(0.02)
Basic*	$1.07	$(0.22)	$0.85	$(0.07)	$0.02		$0.80

Continuing operations	$1.08	$(0.22)	$0.86	$(0.07)			$0.81
Discontinued operations
Cumulative effect of change in accounting principle, net of taxes	(.02)		(.02)				(0.02)
Diluted*	$1.05	$(0.22)	$0.84	$(0.07)	$0.02		$0.79
*  Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended June 30, 2006:

	First Quarter Ended June 30, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,556.2	$4.9	$3,561.1				$3,561.1

Costs of services (excludes depreciation and amortization)	2,883.3	(0.2)	2,883.1			$(3.8)	2,879.3
Selling, general and administrative	227.6	0.5	228.1	$(0.5)			227.6
Depreciation and amortization	260.9		260.9				260.9
Interest expense	30.7	7.1	37.8	10.1			47.9
Interest income	(26.0)		(26.0)				(26.0)
Special items	196.9		196.9				196.9
Other (income)/expense					$(8.2)	3.8	(4.4)
Total costs and expenses	3,573.4	7.4	3,580.8	9.6	(8.2)		3,582.2

(Loss) income before taxes	(17.2)	(2.5)	(19.7)	(9.6)	8.2		(21.1)
Taxes on income	38.1	1.4	39.5	(4.0)	3.3		38.8
Net (loss) income	$(55.3)	$(3.9)	$(59.2)	(5.6)	4.9		$(59.9)

Earnings per share:
Basic*	$(0.29)	$(0.3)	$(0.32)	$(0.03)	$0.03		$(0.32)
Diluted*	$(0.29)	$(0.3)	$(0.32)	$(0.03)	$0.03		$(0.32)
*  Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended September 29, 2006:
	Second Quarter Ended September 29, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,605.2	$3.9	$3,609.1				$3,609.1

Costs of services (excludes depreciation and amortization)	2,896.4		2,896.4			$(2.7)	2,893.7
Selling, general and administrative	226.5	0.5	227.0	$(0.5)			226.5
Depreciation and amortization	266.3		266.3				266.3
Interest expense	38.3	7.1	45.4	10.6			56.0
Interest income	(7.5)		(7.5)				(7.5)
Special items	41.0		41.0				41.0
Other (income)/expense					$(11.0)	2.7	(8.3)
Total costs and expenses	3,461.0	7.6	$3,468.6	10.1	(11.0)		3,467.7

Income before taxes	144.2	(3.7)	140.5	(10.1)	11.0		141.4
Taxes on income	50.8	1.0	51.8	(4.2)	4.3		51.9
Net (loss) income	$93.4	$(4.7)	$88.7	$(5.9)	6.7		$89.5

Earnings per share:
Basic*	$0.54	$(0.02)	$0.52	$(0.04)	$0.03		$0.52
Diluted*	$0.53	$(0.02)	$0.51	$(0.04)	$0.03		$0.51
*  Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended December 29, 2006:
	Third Quarter Ended December 29, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$3,636.9	$3.7	$3,640.6				$3,640.6

Costs of services (excludes depreciation and amortization)	2,903.1		2,903.1			$(2.1)	2,901.0
Selling, general and administrative	227.9	0.5	228.4	$(0.5)			227.9
Depreciation and amortization	262.0		262.0				262.0
Interest expense	38.4	7.1	45.5	10.8			56.3
Interest income	(8.4)		(8.4)	0.1			(8.3)
Special items	42.0		42.0				42.0
Other (income)/expense					$(16.4)	1.9	(14.5)
Total costs and expenses	3,465.0	7.6	3,472.6	10.4	(16.4)	(0.2)	3,466.4

Income before taxes	171.9	(3.9)	168.0	(10.4)	16.4	0.2	174.2
Taxes on income	57.1	1.3	58.4	(4.1)	6.4		60.7
Net (loss) income	$114.8	$(5.2)	$109.6	$(6.3)	$10.0	$0.2	$113.5

Earnings per share:
Basic*	$0.67	$(0.03)	$0.64	$(0.04)	$0.06		$0.66
Diluted*	$0.65	$(0.03)	$0.62	$(0.04)	$0.06		$0.65
*Amounts may not add as a result of rounding.

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments made to the Company’s previously reported consolidated condensed statements of income for the three months ended March 30, 2007:
	Fourth Quarter Ended March 30, 2007
		January 2008 Restatement
	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated

Revenues	$4,045.8			$(1.7)	$4,044.1

Costs of services (excludes depreciation and amortization)	3,135.3			4.2	3,139.5
Selling, general and administrative	233.0	$3.3			236.3
Depreciation and amortization	284.4				284.4
Interest expense	46.5	11.2			57.7
Interest income	(7.7)				(7.7)
Special items	36.2				36.2
Other (income)/expense			$(9.9)	(4.2)	(14.1)
Total costs and expenses	3,727.7	14.5	(9.9)		3,732.3

Income before taxes	318.1	(14.5)	9.9	(1.7)	311.8
Taxes on income	68.4	(15.1)	4.8	(0.5)	57.6
Net (loss) income	$249.7	$0.6	$5.1	$(1.2)	$254.2

Earnings per share:
Basic*	$1.44	$-	$0.04	$(0.01)	$1.47
Diluted*	$1.42	$-	$0.04	$(0.01)	$1.44

The following table presents the effects of the June 2007 and January 2008 Restatement adjustment to the Company’s consolidated condensed balance sheet as of July 1, 2005:

	July 1, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$427.3		$427.3				$427.3
Receivables	3,722.9	$(18.7)	3,704.2			$1.9	3,706.1
Prepaid expenses and other current assets	1,157.8		1,157.8	$1.3		(7.2)	1,151.9
Total current assets	5,308.0	(18.7)	5,289.3	1.3		(5.3)	5,285.3
Property and equipment, net	2,368.7		2,368.7				2,368.7
Outsourcing contract costs, net	1,288.5		1,288.5				1,288.5
Software, net	459.4		459.4				459.4
Goodwill, net of accumulated amortization	2,297.2		2,297.2	(5.3)			2,291.9
Other assets	475.2	(8.2)	467.0	(137.1)	$59.2		389.1
Total assets	$12,197.0	$(26.9)	$12,170.1	$(141.1)	$59.2	$(5.3)	$12,082.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$67.5		$67.5				$67.5
Accounts payable	692.3		692.3				692.3
Accrued payroll and related costs	716.8	$1.2	718.0				718.0
Other accrued expenses	1,296.1	67.3	1,363.4	$143.1		$3.5	1,510.0
Deferred revenue	600.1	7.1	607.2				607.2
Federal, state, and foreign income taxes	403.2	65.7	468.9	414.6	$(1.8)	(0.7)	881.0
Total current liabilities	3,776.0	141.3	3,917.3	557.7	(1.8)	2.8	4,476.0

Long-term debt, net	1,301.6		1,301.6				1,301.6
Other long-term liabilities	924.4	28.3	952.7	(442.4)	87.2		597.5

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 192,398,328 (2006) and 191,662,208 (2005)	192.4		192.4				192.4
Additional paid-in capital	1,699.7	63.0	1,762.7				1,762.7
Earnings retained for use in business	4,539.7	(259.5)	4,280.2	(257.8)	166.0	(6.3)	4,182.1
Accumulated other comprehensive income	140.6		140.6	1.4	(192.2)	(1.8)	(52.0)
	6,572.4	(196.5)	6,375.9	(256.4)	(26.2)	(8.1)	6,085.2
Less common stock in treasury, at cost, 7,652,138 shares (2006) and 455,242 shares (2005)	(347.0)		(347.0)				(347.0)
Unearned restricted stock	(30.4)		(30.4)				(30.4)
Total stockholders' equity	6,195.0	(196.5)	5,998.5	(256.4)	(26.2)	(8.1)	5,707.8
Total liabilities and stockholders' equity	$12,197.0	$(26.9)	$12,170.1	$(141.1)	$59.2	$(5.3)	$12,082.9

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments to the Company’s consolidated condensed balance sheet as of September 30, 2005:

	September 30, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$404.6		$404.6				$404.6
Receivables	3,724.1	$(16.5)	3,707.6			$2.1	3,709.7
Prepaid expenses and other current assets	1,305.1		1,305.1	$2.5		(7.1)	1,300.5
Total current assets	5,433.8	(16.5)	5,417.3	2.5		(5.0)	5,414.8
Property and equipment, net	2,359.6		2,359.6				2,359.6
Outsourcing contract costs, net	1,196.7		1,196.7				1,196.7
Software, net	467.1		467.1				467.1
Goodwill, net of accumulated amortization	2,289.3		2,289.3	(5.2)			2,284.1
Other assets	455.3	3.2	452.1	(143.0)	$58.3		367.4
Total assets	$12,201.8	$(19.7)	$12,182.1	$(145.7)	$58.3	$(5.0)	$12,089.7

LIABILITIES
Short-term debt and current maturities of long-term debt	$72.1		$72.1				$72.1
Accounts payable	637.1		637.1				637.1
Accrued payroll and related costs	625.6	$1.2	626.8				626.8
Other accrued expenses	1,268.6	72.5	1,341.1	$148.5		$3.6	1,493.2
Deferred revenue	629.4	6.5	635.9				635.9
Federal, state, and foreign income taxes	406.3	83.2	489.5	435.0	(2.0)	(0.7)	921.8
Total current liabilities	3,639.1	163.4	3,802.5	583.5	(2.0)	2.9	4,386.9

Long-term debt, net	1,301.3		1,301.3				1,301.3
Other long-term liabilities	979.1	29.0	1,008.1	(469.5)	86.2		624.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 192,631,751 (2006) and 191,662,208 (2005)	192.6		192.6				192.6
Additional paid-in capital	1,708.3	68.0	1,776.3				1,776.3
Earnings retained for use in business	4,639.2	(280.1)	4,359.1	(261.1)	164.6	(6.2)	4,256.4
Accumulated other comprehensive income	117.6		117.6	1.4	(190.5)	(1.7)	(73.2)
	6,657.7	(212.1)	6,445.6	(259.7)	(25.9)	(7.9)	6,152.1
Less common stock in treasury, at cost, 7,652,138 shares (2006) and 455,242 shares (2005)	(347.0)		(347.0)				(347.0)
Unearned restricted stock	(28.4)		(28.4)				(28.4)
Total stockholders' equity	6,282.3	(212.1)	6,070.2	(259.7)	(25.9)	(7.9)	5,776.7
Total liabilities and stockholders' equity	$12,201.8	$(19.7)	$12,182.1	$(145.7)	$58.3	$(5.0)	$12,089.7

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments to the Company’s consolidated condensed balance sheet as of December 30, 2005:

	December 30, 2005
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$773.2		$773.2				$773.2
Receivables	3,714.9	$(16.0)	3,698.9			$2.1	3,701.0
Prepaid expenses and other current assets	1,423.0		1,423.0	$3.9		(7.1)	1,419.8
Total current assets	5,911.1	(16.0)	5,895.1	3.9		(5.0)	5,894.0
Property and equipment, net	2,355.1		2,355.1				2,355.1
Outsourcing contract costs, net	1,161.2		1,161.2				1,161.2
Software, net	458.7		458.7				458.7
Goodwill, net of accumulated amortization	2,293.2		2,293.2	(5.3)			2,287.9
Other assets	444.5	0.1	444.6	(148.3)	$57.7		354.0
Total assets	$12,623.8	$(15.9)	$12,607.9	$(149.7)	$57.7	$(5.0)	$12,510.9

LIABILITIES
Short-term debt and current maturities of long-term debt	$115.3		$115.3				$115.3
Accounts payable	615.3		615.3				615.3
Accrued payroll and related costs	647.8	$1.2	649.0				649.0
Other accrued expenses	1,422.3	77.9	1,500.2	$154.1		$3.8	1,658.1
Deferred revenue	647.1	5.8	652.9				652.9
Federal, state, and foreign income taxes	494.2	103.0	597.2	455.2	$(2.1)	(0.7)	1,049.6
Total current liabilities	3,942.0	187.9	4,129.9	609.3	(2.1)	3.1	4,740.2

Long-term debt, net	1,321.6		1,321.6				1,321.6
Other long-term liabilities	851.9	30.0	881.9	(496.5)	84.1		469.5

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 193,865,395 (2006) and 191,662,208 (2005)	193.9		193.9				193.9
Additional paid-in capital	1,756.0	74.9	1,830.9				1,830.9
Earnings retained for use in business	4,842.7	(308.7)	4,534.0	(264.1)	161.5	(6.3)	4,425.1
Accumulated other comprehensive income	88.8		88.8	1.6	(185.8)	(1.8)	(97.2)
	6,881.4	(233.8)	6,647.6	(262.5)	(24.3)	(8.1)	6,352.7
Less common stock in treasury, at cost, 7,652,657 shares (2006) and 455,242 shares (2005)	(347.1)		(347.1)				(347.1)
Unearned restricted stock	(26.0)		(26.0)				(26.0)
Total stockholders' equity	6,508.3	(233.8)	6,274.5	(262.5)	(24.3)	(8.1)	5,979.6
Total liabilities and stockholders' equity	$12,623.8	$(15.9)	$12,607.9	$(149.7)	$57.7	$(5.0)	$12,510.9

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments to the Company’s consolidated condensed balance sheet as of June 30, 2006:

	June 30, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$1,008.0		$1,008.0				$1,008.0
Receivables	4,012.9	$(11.9)	4,001.0			$2.5	4,003.5
Prepaid expenses and other current assets	1,250.2		1,250.2	$2.7		(7.5)	1,245.4
Total current assets	6,271.1	(11.9)	6,259.2	2.7		(5.0)	6,256.9
Property and equipment, net	2,392.9		2,392.9				2,392.9
Outsourcing contract costs, net	1,116.6		1,116.6				1,116.6
Software, net	455.8		455.8				455.8
Goodwill, net of accumulated amortization	2,339.5		2,339.5	(5.3)			2,334.2
Other assets	465.1	11.2	476.3	(72.8)	$60.2		463.7
Total assets	$13,041.0	$(0.7)	$13,040.3	$(75.4)	$60.2	$(5.0)	$13,020.1

LIABILITIES
Short-term debt and current maturities of long-term debt	$86.8		$86.8				$86.8
Accounts payable	597.5		597.5				597.5
Accrued payroll and related costs	750.1	$1.1	751.2				751.2
Other accrued expenses	1,933.6	90.6	2,024.2	$173.4		$4.1	2,201.7
Deferred revenue	578.6	4.7	583.3				583.3
Federal, state, and foreign income taxes	612.4	142.7	755.1	170.8	$0.2	(0.7)	925.4
Total current liabilities	4,559.0	239.1	4,798.1	344.2	0.2	3.4	5,145.9

Long-term debt, net	1,397.3		1,397.3				1,397.3
Other long-term liabilities	737.1	31.2	768.3	(137.5)	89.3		720.1

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	186.5		186.5				186.5
Additional paid-in capital	1,753.3	82.3	1,835.6				1,835.6
Earnings retained for use in business	4,581.6	(353.3)	4,228.3	(283.6)	171.0	(6.3)	4,109.4
Accumulated other comprehensive income	175.3		175.3	1.5	(200.3)	(2.1)	(25.6)
	6,696.7	(271.0)	6,425.7	(282.1)	(29.3)	(8.4)	6,105.9
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(349.1)		(349.1)				(349.1)
Unearned restricted stock
Total stockholders' equity	6,347.6	(271.0)	6,076.6	(282.1)	(29.3)	(8.4)	5,756.8
Total liabilities and stockholders' equity	$13,041.0	$(0.7)	$13,040.3	$(75.4)	$60.2	$(5.0)	$13,020.1

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments to the Company’s consolidated condensed balance sheet as of September 29, 2006:

	September 29, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$703.2		$703.2				$703.2
Receivables	3,922.9	$(10.6)	3,912.3			$2.7	3,915.0
Prepaid expenses and other current assets	1,388.7		1,388.7	$5.3		(7.6)	1,386.4
Total current assets	6,014.8	(10.6)	6,004.2	5.3		(4.9)	6,004.6
Property and equipment, net	2,404.5		2,404.5				2,404.5
Outsourcing contract costs, net	1,067.0		1,067.0				1,067.0
Software, net	456.0		456.0				456.0
Goodwill, net of accumulated amortization	2,369.6		2,369.6	(5.3)			2,364.3
Other assets	484.9	(9.2)	475.7	(38.3)	$61.8		499.2
Total assets	$12,796.8	$(19.8)	$12,777.0	$(38.3)	$61.8	$(4.9)	$12,795.6

LIABILITIES
Short-term debt and current maturities of long-term debt	$697.5		$697.5				$697.5
Accounts payable	639.5		639.5				639.5
Accrued payroll and related costs	611.3	$1.1	612.4				612.4
Other accrued expenses	1,415.5	98.2	1,513.7	$183.5		$4.3	1,701.5
Deferred revenue	567.1	4.1	571.2				571.2
Federal, state, and foreign income taxes	588.1	146.3	734.4	172.6	$0.2	(0.7)	906.5
Total current liabilities	4,519.0	249.7	4,768.7	356.1	0.2	3.6	5,128.6

Long-term debt, net	1,425.5		1,425.5				1,425.5
Other long-term liabilities	796.9	31.1	828.0	(106.4)	95.5		817.1

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	179.7		179.7				179.7
Additional paid-in capital	1,800.9	(2.7)	1,798.2				1,798.2
Earnings retained for use in business	4,189.2	(297.9)	3,891.3	(289.6)	177.8	(6.3)	3,773.2
Accumulated other comprehensive income	236.6		236.6	1.6	(211.7)	(2.2)	24.3
	6,406.4	(300.6)	6,105.8	(288.0)	(33.9)	(8.5)	5,775.4
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(351.0)		(351.0)				(351.0)
Unearned restricted stock
Total stockholders' equity	6,055.4	(300.6)	5,754.8	(288.0)	(33.9)	(8.5)	5,424.4
Total liabilities and stockholders' equity	$12,796.8	$(19.8)	$12,777.0	$(38.3)	$61.8	$(4.9)	$12,795.6

The following table presents the effects of the June 2007 and January 2008 Restatement adjustments to the Company’s consolidated condensed balance sheet as of December 29, 2006:

	December 29, 2006
				January 2008 Restatement
	As Originally Filed	June 2007 Restatement	2007 Form 10-K	Income Tax	Foreign Currency	Other	2007 Form 10-K/A As Restated
ASSETS
Cash and cash equivalents	$726.0		$726.0				$726.0
Receivables	3,960.7	$(9.6)	3,951.1			$2.8	3,953.9
Prepaid expenses and other current assets	1,487.2		1,487.2	$8.0		(7.8)	1,487.4
Total current assets	6,173.9	(9.6)	6,164.3	8.0		(5.0)	6,167.3
Property and equipment, net	2,439.4		2,439.4				2,439.4
Outsourcing contract costs, net	1,047.4		1,047.4				1,047.4
Software, net	465.5		465.5				465.5
Goodwill, net of accumulated amortization	2,491.6		2,491.6	(5.3)			2,486.3
Other assets	502.9	(4.3)	498.6	(3.9)	$63.4		558.1
Total assets	$13,120.7	$(13.9)	$13,106.8	$(1.2)	$63.4	$(5.0)	$13,164.0

LIABILITIES
Short-term debt and current maturities of long-term debt	$587.1		$587.1				$587.1
Accounts payable	552.9		552.9				552.9
Accrued payroll and related costs	665.1	$1.1	666.2				666.2
Other accrued expenses	1,605.6	105.8	1,711.4	$193.8		$4.5	1,909.7
Deferred revenue	589.0	3.6	592.6				592.6
Federal, state, and foreign income taxes	617.0	150.3	767.3	174.3	0.4	(0.7)	941.3
Total current liabilities	4,616.7	260.8	4,877.5	368.1	0.4	3.8	5,249.8

Long-term debt, net	1,421.8		1,421.8				1,421.8
Other long-term liabilities	804.8	31.1	835.9	(75.4)	104.0		864.5

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 186,459,540 (2007) and 194,904,250 (2006)	180.5		180.5				180.5
Additional paid-in capital	1,844.8	(2.6)	1,842.2				1,842.2
Earnings retained for use in business	4,304.1	(303.2)	4,000.9	(295.6)	187.8	(6.3)	3,886.8
Accumulated other comprehensive income	301.5		301.5	1.7	(228.8)	(2.5)	71.9
	6,630.9	(305.8)	6,325.1	(293.9)	(41.0)	(8.8)	5,981.4
Less common stock in treasury, at cost, 7,689,335 shares (2007) and 7,653,655 shares (2006)	(353.5)		(353.5)				(353.5)
Unearned restricted stock
Total stockholders' equity	6,277.4	(305.8)	5,971.6	(293.9)	(41.0)	(8.8)	5,627.9
Total liabilities and stockholders' equity	$13,120.7	$(13.9)	$13,106.8	$(1.2)	$63.4	$(5.0)	$13,164.0

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

•
In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.  As a result of the material weakness in internal control over the accounting for income taxes, material errors in income tax expense and related liabilities and deferred tax assets occurred in 2007 and prior years which resulted in the June 2007 Restatement and the January 2008 Restatement as described herein in Note 2 to the consolidated financial statements.

•
In connection with the January 2008 Restatement, we have identified the following material weakness in our controls over the accounting for foreign currency denominated balances: the Company’s procedures are not sufficient to ensure gains and losses on remeasurement of foreign currency denominated intercompany loans are appropriately recognized in accordance with SFAS No. 52, “Foreign Currency Translation”.   As a result of this material weakness, material errors occurred in 2007 and prior years which resulted in restatements, as described in Note 2 to the Consolidated Financial Statements.

As a result of these material weaknesses, the Company has concluded that its disclosure controls and procedures were not effective as of March 30, 2007. See “Management Report on Internal Control over Financial Reporting (As Revised)” and “Report of Independent Registered Public Accounting Firm” on pages 52 and 53 through 55 of this Annual Report on Form 10-K/A.

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

PART II (Continued)

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures (Continued)

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company has initiated remediation measures to address the material weakness over the accounting for income taxes.  These measures include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.  The Company has also initiated remediation to address controls and procedures over accounting for remeasurement of foreign currency denominated intercompany loans.  These measures include reassignment of responsibilities for oversight of intracompany loans, improvements in the process and underlying procedures for issuance and settlement of intracompany loans as well as improvements to the process and underlying procedures for the calculation and recording of foreign currency gains and losses on intracompany loans.

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

10.27
Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (1) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

COMPUTER SCIENCES CORPORATION
Dated: January 11, 2008
	By:	/s/ Michael W. Laphen
Michael W. Laphen, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael W. Laphen Michael W. Laphen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 11, 2008

/s/MICHAEL E. KEANE Michael E. Keane	Vice President and Chief Financial Officer (Principal Financial Officer)	January 11, 2008

/s/DONALD G. DEBUCK Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	January 11, 2008

/s/IRVING W. BAILEY, II Irving W. Bailey, II	Director	January 11, 2008

/s/DAVID J. BARRAM David J. Barram	Director	January 11, 2008

/s/STEPHEN L. BAUM Stephen L. Baum	Director	January 11, 2008

/s/RODNEY F. CHASE Rodney F. Chase	Director	January 11, 2008

/s/JUDITH R. HABERKORN Judith R. Haberkorn	Director	January 11, 2008

/s/F. WARREN MCFARLAN F. Warren McFarlan	Director	January 11, 2008

/s/CHONG SUP PARK Chong Sup Park	Director	January 11, 2008

/s/THOMAS H. PATRICK Thomas H. Patrick	Director	January 11, 2008