Form 10-Q
period 2008-02-05
COMPUTER SCIENCES CORP
filed 2008-02-06
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2007

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No [  ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X]                        Accelerated filer [   ]                              Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No [X]

158,698,789 shares of Common Stock, $1.00 par value, were outstanding on January 25, 2008.

 COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)		As Restated (1)

Revenues	$4,160.0	$3,640.6	$12,015.1	$10,810.8

Costs of services (excludes depreciation and amortization)	3,301.6	2,901.0	9,653.5	8,674.0
Selling, general and administrative	240.2	227.9	721.9	682.0
Depreciation and amortization	307.1	262.0	878.3	789.2
Interest expense	51.1	56.3	129.1	160.2
Interest income	(7.5)	(8.3)	(25.8)	(41.8)
Special items	17.5	42.0	92.4	279.9
Other income	(16.3)	(14.5)	(41.9)	(27.2)
Total costs and expenses	3,893.7	3,466.4	11,407.5	10,516.3

Income before taxes	266.3	174.2	607.6	294.5
Taxes on income	87.3	60.7	244.7	151.4
Net income	$179.0	$113.5	$362.9	$143.1

Earnings per share:
Basic	$1.07	$0.66	$2.12	$0.81

Diluted	$1.05	$0.65	$2.08	$0.79

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Dec. 28, 2007	March 30, 2007

ASSETS
Cash and cash equivalents	$589.1	$1,050.1
Receivables, net	4,608.4	4,187.4
Prepaid expenses and other current assets	1,793.6	1,464.0
Total current assets	6,991.1	6,701.5
Property and equipment, net	2,656.7	2,539.1
Outsourcing contract costs, net	941.5	1,029.5
Software, net	527.0	513.3
Goodwill	3,697.4	2,500.1
Other assets	547.8	456.7
Total assets	$15,361.5	$13,740.2

LIABILITIES
Short-term debt and current maturities of long-term debt	$571.4	$93.7
Accounts payable	659.1	855.7
Accrued payroll and related costs	820.7	732.5
Other accrued expenses	1,759.3	2,014.1
Deferred revenue	1,025.7	1,025.5
Income taxes payable and deferred income taxes	210.2	934.6
Total current liabilities	5,046.4	5,656.1

Long-term debt, net	2,515.1	1,412.2
Income tax liabilities and deferred income taxes	1,127.4
Other long-term liabilities	1,121.4	1,131.9

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 171,739,768 (2008) and 181,105,129 (2007)	171.7	181.1
Additional paid-in capital	1,892.0	1,876.3
Earnings retained for use in business	4,008.6	4,140.9
Accumulated other comprehensive income (loss)	(150.3)	(304.3)
	5,922.0	5,894.0
Less common stock in treasury, at cost, 8,101,652 shares (2008) and 7,787,140 shares (2007)	(370.8)	(354.0)
Total stockholders' equity	5,551.2	5,540.0
Total liabilities and stockholders' equity	$15,361.5	$13,740.2

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)
Cash flows from operating activities:
Net income	$362.9	$143.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	994.3	908.1
Gain on disposition	(6.3)	(20.7)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(639.1)	(488.8)
Decrease in liabilities	(213.3)	(4.5)
Net cash provided by operating activities	498.5	537.2
Investing activities:
Purchases of property and equipment	(644.2)	(550.6)
Acquisitions, net of cash acquired	(1,315.6)	(131.3)
Outsourcing contracts	(87.7)	(69.4)
Software	(129.6)	(114.1)
Other investing cash flows	18.0	227.1
Net cash used in investing activities	(2,159.1)	(638.3)
Financing activities:
Borrowings of commercial paper, net	205.1	497.4
Borrowings under lines of credit	456.6	440.7
Repayments on lines of credit	(472.2)	(452.1)
Principal payments on capital leases and long-term debt	(29.3)	(25.8)
Proceeds from debt issuance	1,400.0
Proceeds from stock option and other common stock transactions	82.4	72.6
Excess tax benefit from stock-based compensation	10.6	3.1
Repurchase of common stock, net of settlement	(474.9)	(1,000.0)
Other financing cash flows	1.8	(2.3)
Net cash provided by (used in) financing activities	1,180.1	(466.4)

Effect of exchange rate changes on cash and cash equivalents	19.5	2.8

Net decrease in cash and cash equivalents	(461.0)	(564.7)
Cash and cash equivalents at beginning of year	1,050.1	1,290.7
Cash and cash equivalents at end of period	$589.1	$726.0

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

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

Restatement of Unaudited Consolidated Condensed Financial Statements

The Company has restated the accompanying consolidated condensed statements of income and cash flows for the three and nine months ended December 29, 2006.  The restatement relates to 1) the correction of errors relating to the accounting for income taxes, 2) the recognition of revenue for the sale of licenses for a software product, 3) the correction of errors related to the accounting for foreign currency translation on certain intracompany balances and 4) the correction of miscellaneous immaterial errors and the reclassification of foreign currency gains and losses and losses on the disposal of certain assets to other income.  These adjustments increased the reported income before taxes by $2.3 for the quarter ended December 29, 2006 and decreased reported income before taxes $4.6 for the nine months ended December 29, 2006.  These adjustments decreased net income by $1.3 and $9.9 for the three and nine months ended December 29, 2006, respectively.

Income Taxes

The Company identified errors related to the accounting for income taxes in prior periods.  The errors affecting income tax expense for the three and nine months ended December 29, 2006 were related to the accounting for U.S. income tax liabilities related to foreign operations, income tax errors related to foreign operations, accounting for uncertain tax positions, the reporting of certain general and administrative costs in the Company’s U.S. federal tax return and other miscellaneous income tax accounting errors.  The Company also identified a number of other errors related to income taxes which did not affect income tax expense but did result in the accrual of interest and penalties which had not been previously recorded for the first, second, and third quarters of fiscal 2007.  As a result, the Company has restated the accompanying consolidated condensed financial statements for the quarter and nine months ended December 29, 2006 to record additional penalties, interest and income tax expense.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Revenue Recognition

The Company determined that it did not correctly apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” with respect to the sale of licenses for a software product.  As a result, the Company overstated revenue and unbilled receivables and understated deferred revenue related to this product in fiscal years prior to 2005 and understated revenue for subsequent periods.  The Company has restated the accompanying consolidated condensed financial statements for the quarter and nine months ended December 29, 2006 to record additional revenue and the related tax effects.

Foreign Currency

The Company identified errors in accounting for the effect of foreign currency exchange rate movements on intracompany balances.  These errors include improperly recording foreign currency gains and losses in the cumulative translation adjustment account.  These foreign currency gains and losses were primarily from long-term intracompany notes and should have been recorded in income.  The Company has restated the accompanying consolidated condensed financial statements for the quarter and nine months ended December 29, 2006 to record foreign currency gains and losses on intracompany balances.

Other

The Company identified errors related to non-income tax related state taxes in prior periods.  In addition, the Company has reclassified immaterial gains and losses from the disposition of immaterial businesses, the disposition of non-operating assets and investment securities, as well as foreign currency gains and losses, from cost of services to other income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

Summary of Adjustments to the Consolidated Condensed Financial Statements

The following tables present the effects of the restatement adjustments on the Company’s previously reported consolidated condensed statements of income for the three and nine months ended December 29, 2006:

	Three Months Ended December 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Foreign Currency	Other	As Restated
Revenues	$3,636.9	$3.7				$3,640.6

Costs of services (excludes depreciation and amortization)	2,903.1				$(2.1)	2,901.0
Selling, general and administrative	227.9					227.9
Depreciation and amortization	262.0					262.0
Interest expense	38.4		$17.9			56.3
Interest income	(8.4)		.1			(8.3)
Special items	42.0					42.0
Other (income)/expense				$(16.4)	1.9	(14.5)
Total costs and expenses	3,465.0		18.0	(16.4)	(0.2)	3,466.4

(Loss) income before taxes	171.9	3.7	(18.0)	16.4	0.2	174.2
Taxes on income	57.1	1.5	(4.3)	6.4		60.7
Net (loss) income	$114.8	$2.2	$(13.7)	$10.0	$0.2	$113.5
Earnings per share:
Basic	$0.67	$0.01	$(0.08)	$0.06		$0.66
Diluted*	$0.65	$0.01	$(0.08)	$0.06		$0.65

	Nine Months Ended December 29, 2006
		Adjustments
	As Reported	Revenue Recognition	Income Tax	Foreign Currency	Other	As Restated
Revenues	$10,798.3	$12.5				$10,810.8

Costs of services (excludes depreciation and amortization)	8,682.5				$(8.5)	8,674.0
Selling, general and administrative	682.0					682.0
Depreciation and amortization	789.2					789.2
Interest expense	107.4		$52.8			160.2
Interest income	(41.8)					(41.8)
Special items	279.9					279.9
Other (income)/expense				$(35.6)	8.4	(27.2)
Total costs and expenses	10,499.2		52.8	(35.6)	(0.1)	10,516.3

(Loss) income before taxes	299.1	12.5	(52.8)	35.6	0.1	294.5
Taxes on income	146.1	4.9	(13.6)	14.0		151.4
Net (loss) income	$153.0	$7.6	$(39.2)	$21.6	$0.1	$143.1
Earnings per share:
Basic	$0.86	$0.04	$(0.22)	$0.12		$0.81
Diluted*	$0.85	$0.04	$(0.22)	$0.12		$0.79

*Amounts may not add due to rounding

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation (continued)

The following table presents the effects of the restatement adjustments to the consolidated condensed statement of cash flow for the nine months ended December 29, 2006:

	Nine Months Ended December 29, 2006
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$153.0	$(9.9)	$143.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	906.6	1.5	908.1
Gain on dispositions, net of tax	(20.7)		(20.7)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(439.3)	(49.5)	(488.8)
Decrease in liabilities	(62.4)	57.9	(4.5)
Net cash provided by operating activities	$537.2		$537.2

Note 2 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Third Quarter Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)
Net income	$179.0	$113.5

Common share information:
Average common shares outstanding for basic EPS	166.826	172.362
Dilutive effect of common stock equivalents	2.967	3.384
Shares for diluted EPS	169.793	175.746

Basic EPS	$1.07	$0.66

Diluted EPS	$1.05	$0.65

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 – Earnings Per Share (continued)

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)
Net income	$362.9	$143.1

Common share information:
Average common shares outstanding for basic EPS	170.907	177.330
Dilutive effect of common stock equivalents	3.333	3.543
Shares for diluted EPS	174.240	180.873

Basic EPS	$2.12	$0.81

Diluted EPS	$2.08	$0.79

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 7,616,398 and 5,620,453 for the three months and 6,380,246 and 5,092,140 for the nine months ended December 28, 2007 and December 29, 2006, respectively.

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

 As a result of the implementation of FIN 48, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $171.4 as a reduction to earnings retained for use in business and $1.5 as an adjustment to additional paid-in-capital.  Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $1,415 resulting from unrecognized net tax benefits including interest and penalties of $370 and net of $126 of related tax carryforwards.  Of the $1,415 liability for uncertain tax positions, $346 was recorded in current liabilities as income taxes payable and deferred income taxes, and approximately $1,069 was recorded in non-current liabilities as income tax liabilities and deferred income taxes in the consolidated condensed balance sheet.  If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $515 (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate.

Prior to the adoption of FIN 48, the Company’s policy was to classify penalties as an operating expense, and interest on tax overpayments and underpayments as interest in arriving at pretax income.  Upon adoption of FIN 48, the Company elected to change its accounting policy and classify interest expense on overpayments and underpayments and uncertain tax positions and penalties in the income tax provision.  As of the date of adoption of FIN 48 the Company had accrued $211 of interest and $159 of penalties related to income tax matters.  The Company accrued an additional $21.3 ($13.3 net of tax) of interest and penalties and $69.4 ($43.3 net of tax) of interest and penalties in the third quarter and nine months year to date ended December 28, 2007 increasing its income tax provision and the liability for uncertain tax positions.  During the third quarter and nine months ended December 28, 2007, the Company reduced income tax expense and the liability for uncertain tax positions by $23.0 ($18.6 net of tax) and $53.9 ($39.7 net of tax), respectively .  Of this amount, $30.7 ($21.1 net of tax) results from the reversal of accrued penalties and interest as a result of filing applications for changes in accounting methods with the Internal Revenue Service (IRS), which precludes the IRS from making assessments related to the associated unrecognized tax benefits.  The remaining amount of $23.0 ($18.6, net of tax) primarily relates to the remeasurement of tax and interest for various IRS matters for fiscal years 1995 to 1999.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Income Taxes (continued)

Tax Examination Status

During the next 12 months, it is reasonably possible the Company’s liability for uncertain tax positions may change by a significant amount as a result of the following:

•
The Company completed its settlement discussions with the IRS subject to administrative review with respect to the examination of fiscal years 1995 through 1999.  The statute of limitations is expected to close on these years in the second quarter of fiscal 2009.  The nature of the significant items subject to examination includes bad debt deductions, property transactions, and credits.

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

•
In the first quarter of fiscal year 2009 the Company may file applications for changes in accounting methods with the IRS associated with certain unrecognized tax benefits, which could result in a reduction of the associated liabilities.

The Company’s significant foreign jurisdictions including the United Kingdom, Australia, Germany and Canada are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under examination in Canada, UK, and Germany.

Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next 12 months range from no change to a reduction of the liability for unrecognized tax benefits of approximately $520, before the impact of penalties and interest.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Debt

The Company issued approximately $1,400 of commercial paper to finance the acquisition of Covansys Corporation.  The outstanding commercial paper was classified as long-term as the Company intends and has the ability to refinance the commercial paper long-term utilizing the long-term credit agreement described below.  The weighted average interest rate on the commercial paper was 5.37% and 5.55% for the quarter and nine months ended December 28, 2007, respectively.

On June 25, 2007, the Company entered into a credit agreement for $1,000 with Bank of America, N.A., Barclays Bank PLC, and Merrill Lynch Capital Corporation.  This agreement expires June 24, 2008.  On July 12, 2007, the Company entered into a long-term credit agreement for a $1,500 commercial paper backup which replaced the existing $1,000 line of credit entered into on August 26, 2006.  The long-term line of credit was used by the Company as a commercial paper backup for the Covansys acquisition financing.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 14 of the Company’s 2007 Annual Report filed on Form 10-K/A.  For the three and nine months ended December 28, 2007 and December 29, 2006, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006
Cost of services	$3.7	$3.4
Selling, general and administrative	8.6	10.8
Total	$12.3	$14.2
Total net of tax	$7.7	$9.4

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
Cost of services	$10.7	$10.9
Selling, general and administrative	26.6	36.0
Special items	10.4
Total	$47.7	$46.9
Total net of tax	$29.7	$31.0

The charge to special items of $10.4 ($6.3 net of tax) for the nine months ended December 28, 2007 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 13, Special Items.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average fair values of stock options granted during the nine months ended December 28, 2007 and December 29, 2006 were $17.88 and $16.66 per share, respectively.  In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
Risk-free interest rate	4.66%	4.84%
Expected volatility	32%	28%
Expected lives	4.14 years	4.08 years

Employee Incentive Plans

The Company has four stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  The Company’s standard vesting schedule for stock options and stock awards (restricted stock and RSUs) is one third on each of the first three anniversaries of the grant date, except for certain stock awards where one third of the shares vest on each of the third, fourth and fifth anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  At December 28, 2007, 14,150,078 shares of CSC common stock were available for the grant of future stock options, stock awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Stock Options

Information concerning stock options granted under stock incentive plans is as follows:

	Nine Months Ended December 28, 2007
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 30, 2007	17,060,082	$45.23	5.86	$140.2
Granted	3,421,966	55.21
Exercised	(2,046,336)	40.26
Canceled/Forfeited	(414,273)	52.38
Expired	(137,498)	55.43
Outstanding at December 28, 2007	17,883,941	47.43	5.99	92.1
Vested and expected to vest in the future at December 28, 2007	17,581,010	47.30	5.99	92.0
Exercisable at December 28, 2007	12,280,048	44.51	4.66	88.2

The total intrinsic value of options exercised during the nine months ended December 28, 2007 and December 29, 2006 was $34.4 and $33.5, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of our common stock at December 28, 2007 (for options outstanding), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the nine months ended December 28, 2007 and December 29, 2006, was $82.4 and $72.6, respectively.  During the nine months ended December 28, 2007 and December 29, 2006, the Company realized income tax benefits of $24.9 and $10.9, respectively, and an excess tax benefit of $10.6 and $3.1, respectively, related to the exercise of these stock options.

As of December 28, 2007, there was $67.8 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.16 years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

The RSUs vest on the first, second and third anniversaries of the date of issuance for those issued in lieu of cash bonuses, and on the third, fourth and fifth anniversaries for all others.  Upon the vesting date, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

Information concerning stock awards granted under stock incentive plans is as follows:

	Nine Months Ended December 28, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	1,143,017	$48.30
Granted	193,212	54.99
Released/Redeemed	(594,025)	47.69
Forfeited/Canceled	(44,206)	49.95
Outstanding at December 28, 2007	697,998	50.57

As of December 28, 2007, there was $25.6 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 3.03 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  At December 28, 2007, 71,100 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	Nine Months Ended December 28, 2007
	Number of Shares	Weighted Average Fair Value
Outstanding at March 30, 2007	73,321	$44.44
Granted	19,300	50.61
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at December 28, 2007	92,021	45.78

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

As of December 28, 2007, there was $1.0 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 4, 2008.

Note 6 – Other Income

For the three and nine months ended December 28, 2007 and December 29, 2006, the components of other income were as follows:

	Third Quarter Ended
	Dec. 28, 2007	Dec. 29, 2006
Foreign exchange gain	$(11.7)	$(16.3)
Other	(4.6)	1.8
Total	$(16.3)	$(14.5)

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
Foreign exchange gain	$(37.3)	$(35.6)
Other	(4.6)	8.4
Total	$(41.9)	$(27.2)

The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with forward contracts denominated in the same currency as the exposure from the asset or liability.  The Company does not enter into forward contracts for speculative or trading purposes.  Gains and losses from settlement and remeasurement of the forward contracts are recorded in Other income.  As of December 28, 2007, the notional amount of forward contracts outstanding was approximately $1,380.

Note 7 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	Dec. 28, 2007	Mar. 30, 2007
Property and equipment	$3,517.7	$3,073.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 8 – Dividends

No dividends were paid during the periods presented. At December 28, 2007 and March 30, 2007, there were 171,739,768 and 181,105,129 shares, respectively, of $1.00 par value common stock issued.  The Company had 8,101,652 and 7,787,140 shares of treasury stock as of December 28, 2007 and March 30, 2007, respectively.

Note 9 - Cash Flows

Cash payments for interest on indebtedness were $127.8 and $113.8 for the nine months ended December 28, 2007 and December 29, 2006, respectively.  Cash payments for taxes on income were $336.8 and $202.0, net of refunds, for the nine months ended December 28, 2007 and December 29, 2006, respectively.

Note 10 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Third Quarter Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)
Net income	$179.0	$113.5
Foreign currency translation adjustment	9.8	46.3
Unrealized gain on available for sale securities	.1	1.3
Reclassification adjustment for gains realized in net income	(2.2)	-
Comprehensive income	$186.7	$161.1

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)
Net income	$362.9	$143.1
Foreign currency translation adjustment	151.2	163.2
Unfunded pension adjustment	4.5	(1.2)
Unrealized gain on available for sale securities	.5	1.5
Reclassification adjustment for gains realized in net income	(2.2)	(6.9)
Comprehensive income	$516.9	$299.7

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gain on available for sale securities.

(1)	See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information

CSC provides information technology outsourcing, consulting and systems integration services and other professional services. Based on the criteria of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” CSC aggregates operating segments into two reportable segments, North American Public Sector and Global Commercial.  The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The December 29, 2006 reportable segments have been restated to reflect a change in the composition of the Global Commercial and North American Public Sector segments as a result of realigning certain consulting and systems integration business lines.

Information on reportable segments is as follows:

	Global Commercial	North American Public Sector	Corporate	Total
Third Quarter Ended, December 28, 2007
Revenues	$2,725.0	$1,435.0		$4,160.0
Earnings (loss) before special items, other income, interest and taxes	223.8	101.7	$(14.4)	311.1
Assets	11,214.2	3,643.9	503.4	15,361.5

Third Quarter Ended, December 29, 2006 - As Restated (1)
Revenues	2,319.8	1,320.8		3,640.6
Earnings (loss) before special items, other income, interest and taxes (2)	183.1	89.3	(22.7)	249.7
Assets	8,725.8	3,657.5	780.7	13,164.0

	Global Commercial	North American Public Sector	Corporate	Total
Nine Months Ended, December 28, 2007
Revenues	$7,709.4	$4,305.7		$12,015.1
Earnings (loss) before special items, other income, interest and taxes	541.5	263.2	$(43.3)	761.4

Nine Months Ended, December 29, 2006 - As Restated (1)
Revenues	6,823.2	3,987.6		10,810.8
Earnings (loss) before special items, other income, interest and taxes (2)	439.8	278.2	(52.4)	665.6

(1)	See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.
(2)
Prior period Earnings (loss) before special items, interest and taxes has been reclassified to exclude other income (expense) related to certain items in conformance with the current quarter presentation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (continued)

A reconciliation of earnings before special items, other income, interest and taxes to income before taxes is as follows:

	Third Quarter Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)

Earnings before special items, other income, interest and taxes	$311.1	$249.7
Interest expense	(51.1)	(56.3)
Interest income	7.5	8.3
Special items	(17.5)	(42.0)
Other income	16.3	14.5
Income before taxes	$266.3	$174.2

	Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
		As Restated (1)

Earnings before special items, other income, interest and taxes	$761.4	$665.6
Interest expense	(129.1)	(160.2)
Interest income	25.8	41.8
Special items	(92.4)	(279.9)
Other income	41.9	27.2
Income before taxes	$607.6	$294.5

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended December 28, 2007 is as follows:

	Global Commercial	North American Public Sector	Total
Balance as of March 30, 2007, As Restated (1)	$1,854.3	$645.8	$2,500.1
Additions (Adjustments)	1,129.8	(.3)	1,129.5
Foreign currency translation	67.8		67.8
Transfers	(33.7)	33.7
Balance as of December 28, 2007	$3,018.2	$679.2	$3,697.4

(1)           See Note 1, "Basis of Presentation," in Notes to Consolidated Condensed Financial Statements.

The addition to goodwill for the period relates to the acquisition of Covansys Corporation.  See footnote 15 for further details.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of December 28, 2007 and March 30, 2007 is as follows:

	December 28, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,478.0	$951.0	$527.0
Outsourcing contract costs	2,083.8	1,142.3	941.5
Other intangible assets	355.8	136.1	219.7
Total intangible assets	$3,917.6	$2,229.4	$1,688.2

	March 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,343.6	$830.3	$513.3
Outsourcing contract costs	2,197.4	1,167.9	1,029.5
Other intangible assets	189.1	108.0	81.1
Total intangible assets	$3,730.1	$2,106.2	$1,623.9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets (continued)

Amortization related to intangible assets was $110.7 and $106.0 for the three months and $338.0 and $323.9 for the nine months ended December 28, 2007 and December 29, 2006, respectively.  Estimated amortization expense related to intangible assets as of March 30, 2007, adjusted for the acquisition of Covansys, for each of the subsequent five years, fiscal 2008 through fiscal 2012, is as follows: $459, $439, $329, $243, and $103, respectively.

Note 13 – Special Items

Special items totaling $17.5 and $92.4 were recorded during the quarter and nine months ended December 28, 2007, respectively.  For the third quarter and nine months ended December 28, 2007 special items consisted of: (1) a $17.5 and $70.0 restructuring charge, respectively (see discussion below), and (2) a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $42.0 and $279.9 were recorded for the third quarter and nine months ended December 29, 2006, respectively.  For the third quarter and nine months ended December 29, 2006, special items consisted of:  (1) a $42.0 and $297.2 restructuring charge for the third quarter and nine months year to date, respectively, (see discussion below), (2) a year to date $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

Workforce reductions, including some voluntary terminations, in the first nine months of fiscal 2008 and 2007 were approximately 730 and 4,000, respectively.  Total headcount increased by 50 employees in the third quarter of fiscal 2008 as workforce reductions were offset by new hires, compared to a reduction of approximately 1,100 employees in the third quarter of fiscal 2007.

Termination-related charges of $12.7 and $53.0 were recorded in the third quarter and nine months ended of 2008, respectively, compared to termination-related charges of $24.1 and $274.8 in 2007, respectively.  Other costs, which were primarily related to vacant space, of $4.8 and $17.0 were also recorded during the third quarter and nine months ended of 2008, respectively, compared to other costs of $17.7 and $22.3 in 2007, respectively.  All of the restructuring charge in the third quarter of 2008 was incurred in the Global Commercial reporting segment.  Additional restructuring charges of approximately $56.0 are expected to be incurred in the remainder of fiscal 2008, however, higher than anticipated voluntary termination may reduce the charge.  Restructuring charges of $333.4 were recorded in fiscal year 2007.

A majority of the planned headcount reductions were scheduled to take place in Europe.  For the third quarter of fiscal 2008, European headcount had a net increase of approximately 130 employees as workforce reductions were offset by new hires.  Approximately 500 European reductions have taken place in the first nine months against a plan of approximately 1,000 for the full fiscal year 2008.  Approximately 60 and 170 reductions were made in North America in the third quarter and nine months ended of fiscal 2008, respectively, against a plan of 300 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $33.6 were made in the third quarter of fiscal 2008 ($121.9 year to date).  Restructuring-related pre-tax cash payments of approximately $44.3 were recorded in the third quarter of fiscal 2007 ($151.6 year to date).  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 third quarter and year to date activity (in millions):

Three months ended December 28, 2007:

	Liability as of Sept. 28, 2007	Total pre-tax charges recorded 3rd quarter fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Dec. 28, 2007
Workforce reductions	$63.8	$12.7	$(26.5)	$.6	$50.6
Other	38.3	4.8	(7.1)	(2.5)	33.5
Total	$102.1	$17.5	$(33.6)	$(1.9)	$84.1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

Nine months ended December 28, 2007:

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Dec. 28, 2007
Workforce reductions	$93.5	$53.0	$(99.5)	$3.6	$50.6
Other	$38.8	17.0	(22.4)	.1	33.5
Total	$132.3	$70.0	$(121.9)	$3.7	$84.1

(1)	Primarily foreign currency translation adjustments.

Note 14 – Contracts with the U.S. Federal Government

During the second quarter of fiscal 2008, the Company amended a contract with the IRS in connection with a long-term systems modernization effort resulting in a forward loss of approximately $8.1.  In addition, the Company recorded a charge of approximately $33.9, to reduce precontract costs by approximately half to an amount which is probable of recovery for a combined charge of $42 which is included in cost of services.

Note 15 – Acquisitions

On July 2, 2007, CSC acquired all the outstanding shares of Covansys Corporation (Covansys), a publicly held U.S. global consulting and technology services company headquartered in Farmington Hills, Michigan, for a cash purchase price of approximately $1.3 billion net of acquired cash.  The acquisition extends CSC’s ability to offer strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys will increase the Company’s delivery capabilities in India and accelerate development of strategic offshore offerings.

The acquisition was accounted for under the purchase method and, accordingly, Covansys’ results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates for intangible and fixed assets will be finalized no later than the end of the first quarter of fiscal 2009.  Based on the preliminary estimates of fair value, approximately $168 was allocated to identifiable intangible assets and approximately $1.1 billion was allocated to goodwill.  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments anticipated to be provided by the acquisition as described above.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (continued)

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ proforma results for the first three months of the nine months ended December 28, 2007 include nonrecurring costs of $4.0 related to acquisition activities and costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
(In millions except per-share amounts)	Third Quarter Ended		Third Quarter Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Revenue	$4,160.0	$3,640.6	$4,160.0	$3,757.5

Net Income	$179.0	$113.5	$179.6	$105.2

Basic Earnings Per Share	$1.07	$0.66	$1.07	$0.61

Fully Diluted Earnings Per Share	$1.05	$0.65	$1.05	$0.60

	As Reported		Pro forma
(In millions except per-share amounts)	Nine Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Revenue	$12,015.1	$10,810.7	$12,134.7	$11,156.4

Net Income	$362.9	$143.1	$343.6	$117.5

Basic Earnings Per Share	$2.12	$0.81	$2.01	$0.67

Fully Diluted Earnings Per Share	$2.08	$0.79	$1.97	$0.65

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 37 Covansys employees.  As of December 28, 2007, 15 employees had been terminated.  Consolidation and integration plans are still being finalized in the various geographies where Covansys operates; therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (continued)

	Acquisition Integration Liabilities	Paid as of December 28, 2007	Balance Remaining at December 28, 2007
Facility consolidations	$4.4	$(0.6)	$3.8
Severance payments	4.9	(1.7)	3.2
Other	0.1		0.1
Total	$9.4	$(2.3)	$7.1

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

Datatrac’s results of operations have been included with the Company’s from the date of acquisition, December 22, 2006.  The purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair values at the date of the acquisition.  There were no material purchase accounting adjustments to Datatrac’s assets and liabilities during the nine months ended December 28, 2007.  The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

	Acquisition Integration Liabilities	Paid as of December 28, 2007	Balance Remaining at December 28, 2007
Facility consolidations	$6.0	$.1	$5.9
Other	.1		.1
Total	$6.1	$.1	$6.0

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

	Acquisition Integration Liabilities	Paid as of December 28, 2007	Balance Remaining at December 28, 2007
Severance payments	$7.1	$7.1
Facility consolidations	66.7	59.9	$6.8
Other	6.1	3.5	2.6
Total	$79.9	$70.5	$9.4

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

The Company also entered into a purchase agreement with Goldman, Sachs & Co to acquire up to an additional $1,000 in market value of outstanding common stock through open market repurchase transactions under a Rule 10b5-1 plan.  This share repurchase program is expected to be completed during fiscal 2009, but may be completed sooner depending upon market conditions.  During the third quarter and nine months year to date ended December 28, 2007, the Company acquired and retired approximately 5.9 million and 9.0 million outstanding shares for $320.1 and $488.9, respectively, under this plan.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $683.8 of such working capital lines; as of December 28, 2007, the amount of the maximum potential payment is $38.9, the amount of the related outstanding subsidiary debt. The $38.9 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies (continued)

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  The settlement provides for Sears paying to the Company $75, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position, with no material impact to income.

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

The Company has converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $438 ($414 of which is subject to the claims) of unbilled receivables and $407 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims. CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Commitments and Contingencies (continued)

With respect to the larger set of claims, during the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either the ASBCA or the U.S. Court of Federal Claims.

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

Note 18 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Three Months Ended
	December 28, 2007		December 29, 2006
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$29.9	$21.9	$32.1	$23.3
Interest cost	32.5	30.9	29.1	25.8
Expected return on assets	(38.2)	(36.7)	(33.4)	(31.1)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	(.2)	.1	.8	.1
Amortization of unrecognized net loss	3.7	5.5	4.1	3.4
SFAS No. 88 settlement/curtailment	.1	.2
Special termination benefit recognized				(.2)
Net periodic pension cost	$27.8	$22.2	$32.7	$21.6

	Nine Months Ended
	December 28, 2007		December 29, 2006
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$89.7	$62.2	$96.3	$69.8
Interest cost	97.5	90.9	87.3	75.7
Expected return on assets	(114.6)	(108.2)	(100.2)	(89.0)
Amortization of transition obligation		.9		.9
Amortization of prior service costs	.2	.3	2.4	.4
Amortization of unrecognized net loss	11.1	16.2	12.3	12.0
SFAS No. 88 settlement/curtailment	.1	.6		.7
Special termination benefit recognized				6.5
Net periodic pension cost	$84.0	$62.9	$98.1	$77.0

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Pension and Other Benefit Plans (continued)

	Three Months Ended
	December 28, 2007		December 29, 2006
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.6	$.1	$.6	$.1
Interest cost	2.5	.2	2.2	.1
Expected return on assets	(1.7)		(1.6)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.2		.2
Amortization of unrecognized net loss	1.0		.9
Net provision for postretirement benefits	$3.0	$.3	$2.7	$.2

	Nine Months Ended
	December 28, 2007		December 29, 2006
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.9	$.3	$1.8	$.3
Interest cost	7.4	.4	6.6	.3
Expected return on assets	(5.1)		(4.8)
Amortization of transition obligation	1.2		1.2
Amortization of prior service costs	.5		.6
Amortization of unrecognized net loss	3.1		2.7
Net provision for postretirement benefits	$9.0	$.7	$8.1	$.6

Due largely to the decline of the U.S. dollar, the Company expects to contribute $250 to its defined benefit pension and postretirement benefit plans during fiscal 2008 instead of $240 as reported in the Form 10-K/A for the year ended March 30, 2007.  During the first nine months of fiscal 2008, the Company contributed $193 to its defined benefit pension plans.

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

Note 20 – Subsequent Events

On January 14, 2008, CSC acquired all outstanding shares of First Consulting Group (FCG) in an all-cash transaction for $13.00 per share, or approximately $365.  FCG is an industry-leading professional services firm focused on healthcare and technology. FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical, life sciences organizations, independent software vendors and others clients both within healthcare and in other industries.  The acquisition of FCG will increase the Company’s healthcare capabilities, offerings, and healthcare presence in the United States, Europe and Asia.

From December 28, 2007 through January 25, 2008, the Company purchased from Goldman, Sachs & Co. under rule 10b5-1, 4.9 million shares of outstanding common stock for the combined market value of $204.1.

On January 28, 2008, the Company’s Board of Directors approved a decision to relocate its Corporate headquarters to Falls Church, Virginia, from El Segundo, California.  The Company has not yet determined the impact to income of this relocation.

As described in a Form 8-K filing dated January 31, 2008, the Company’s Vice President and Chief Financial Officer, Michael E. Keane, resigned January 30, 2008 as Chief Financial Officer of the Company.  The Company has not yet determined if there will be a charge to income as a result of this resignation.  The Company’s Vice President and Controller, Donald G. DeBuck, was appointed interim Chief Financial Officer by the Company’s board of directors.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2008 versus
Third Quarter and First Nine Months of Fiscal 2007

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

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K/A for the year ended March 30, 2007.  The following discusses the Company's results of operations and financial condition as of and for the nine months ended December 28, 2007, and the comparable period for the prior fiscal year as restated.  See Note 1 to the consolidated condensed financial statements.

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

Third Quarter Overview

Key highlights of the third quarter and year-to-date include:

•	Third quarter revenues as reported rose 14.3%, and 9.8% on a constant currency basis.
•	Nine months year-to-date revenue as reported increased 11.1%, and 7.7% on a constant currency basis.
•
The Company recorded a special pretax restructuring charge of $17.5 million ($9.9 million after tax or 6 cents per share) during the third quarter of fiscal 2008 and a $42.0 million ($35.6 million after tax or 20 cents per share) special pretax restructuring charge during the third quarter of fiscal 2007.

•
For the nine months year to date of fiscal 2008, the Company recorded a special pretax restructuring charge of $70.0 million ($49.1 million after tax or 28 cents per share) and a $22.4 million ($13.6 million after tax or 8 cents per share) special pretax charge related to the retirement of its Chairman and Chief Executive Officer July 30, 2007.  For the nine months year to date of fiscal 2007, the Company recorded a special pretax restructuring charge of $297.2 million ($247.4 million after tax or $1.37 per share) and a gain of $18.3 million ($11.2 million after tax or 6 cents per share).

•	Net income was $179.0 million compared to $113.5 million for the prior year third quarter and $362.9 million compared to $143.1 million for the prior year nine months year to date.
•	Earnings per share were $1.05 cents and $2.08 compared to 65 cents and 79 cents for the third quarter and nine months year to date for fiscal 2008 and 2007, respectively.
•	Business awards of $2.3 billion and $10.8 billion were announced for the quarter and year-to-date, respectively.
•	DSO of 100 days was up 1 day compared to the third quarter of fiscal 2007 and decreased 2 days compared to the second quarter of fiscal 2008.
•
During the third quarter and nine months year to date of fiscal 2008 the Company acquired and retired approximately 5.9 million and 9.0 million shares for approximately $320 million and $489 million, respectively, through plan 10b5-1 share repurchases.  During the nine months year to date of fiscal 2008 the Company also received and retired approximately 2.7 million shares as final settlement of the collared accelerated share repurchase agreement entered into during July 2006.

•	Debt-to-total capitalization ratio at quarter-end increased to 35.7% from 21.4% at fiscal 2007 year-end.
•	ROI for the last twelve months ended December 28, 2007 was approximately 10.4%.
•
Cash provided by operating activities was $498.5 million for the nine months year to date of fiscal 2008 versus cash provided of $537.2 million for the fiscal 2007 comparable period.  Cash used in investing activities was $2.2 billion for the first nine months of fiscal 2008 compared to $638.3 million for fiscal 2007 comparable period.  Free cash outflow for the nine months year to date was ($374.2) million for fiscal 2008 compared to $(121.1) million for the fiscal 2007 comparable period.(1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Nine Months Ended
(In millions)	Dec. 28, 2007	Dec. 29, 2006
Free cash flow	$(374.2)	$(121.1)
Net cash used in investing activities	2,159.1	638.3
Proceeds from redemption of preferred stock		126.5
Acquisitions	(1,315.6)	(131.3)
Capital lease payments	29.2	24.8
Net cash provided by (used in) operating activities	$498.5	$537.2

The Company’s announced new business awards of $2.3 billion for the third fiscal quarter include the following:

-	Defense Information Systems Agency ($613 million)
-	TrygVesta ($192 million)
-	National Aeronautics and Space Administration ($113 million)
-	Other U.S. Federal contracts not separately identified ($765 million)

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

Revenue increased 14.3% during the third quarter of fiscal 2008 on a year over year basis as a result of growth in Europe, which benefited from the impact of new contracts, growth in consulting and systems implementation work and favorable currency movements.  The Company’s North American Public Sector also contributed to the revenue growth with new contracts and the acquisition of Datatrac contributing to revenue growth.  The Company’s revenue was also favorably impacted by the completion of the acquisition of Covansys Corporation during the second quarter of fiscal 2008.  This growth in revenue was partially offset by the impact of the conclusion or unsuccessful recompete efforts for certain contracts as well as the impact of negotiated price reductions, reductions in service offerings and reductions in discretionary project work for certain contracts in the Company’s U.S. commercial operations.  For the nine months year to date, the revenue trend was similar to the trend for the third quarter.

ROI from continuing operations, before special items, for the twelve months ended December 28, 2007 was approximately 10.4%, an increase of 1.4 percentage points over the prior year as a result of a 0.7% point improvement in the margin and reduced equity as a result of the share buyback, the adoption of FASB No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” and the adoption of FIN 48.  This is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

Lower cash flow generated from operating activities during the nine months year-to-date of fiscal 2008 versus nine months year-to-date of fiscal 2007 was the result of an increase in receivables, as demonstrated by the year over year increase in DSO, partially offset by the increase in revenues.  The increase in the outflow of cash for investing activities and the inflow of cash provided by financing activities was primarily a result of the acquisition of Covansys Corporation and the financing of that transaction.

Results of Operations

Revenues

	Third Quarter
(Dollars in millions)	2008	2007	Change	Percent
		As Restated
U.S. Commercial	$1,031.3	$924.8	$106.5	11.5%
Europe	1,239.3	1,026.9	212.4	20.7
Other International	454.4	368.1	86.3	23.4
Global Commercial	2,725.0	2,319.8	405.2	17.5
North American Public Sector	1,435.0	1,320.8	114.2	8.6
Total	$4,160.0	$3,640.6	$519.4	14.3%

	Nine Months Year-to-Date
(Dollars in millions)	2008	2007	Change	Percent
		As Restated
U.S. Commercial	$2,977.1	$2,813.0	$164.1	5.8%
Europe	3,441.0	2,911.6	529.4	18.2
Other International	1,291.3	1,098.6	192.7	17.5
Global Commercial	7,709.4	6,823.2	886.2	13.0
North American Public Sector	4,305.7	3,987.6	318.1	8.0
Total	$12,015.1	$10,810.8	$1,204.3	11.1%

The factors affecting the percent change in revenues for the third quarter and nine months year-to-date of fiscal 2008 are as follows:

	Constant Currency Growth	Approximate Impact of Currency Fluctuations	Total
Third Quarter
U.S. Commercial	11.5%		11.5%
Europe	9.9	10.8	20.7
Other International	9.6	13.8	23.4
Global Commercial	10.5	7.0	17.5
North American Public Sector	8.6		8.6
Total	9.8	4.5	14.3%

	Constant Currency Growth	Approximate Impact of Currency Fluctuations	Total
Nine Months Year-to-Date
U.S. Commercial	5.8%		5.8%
Europe	9.2	9.0	18.2
Other International	7.1	10.4	17.5
Global Commercial	7.5	5.5	13.0
North American Public Sector	8.0		8.0
Total	7.7	3.4	11.1%

Revenue, as reported, for the third quarter of fiscal 2008 increased compared to the prior year period.  Growth from both Global Commercial operations and the North American Public Sector contributed to revenue growth for the third quarter and nine months year to date for fiscal 2008.  Global Commercial’s revenue growth was from operations in Europe and Other International and also benefited from the acquisition of Covansys Corporation during the second quarter of fiscal 2008.  Foreign currency movements favorably impacted Global Commercial revenue for the third quarter and nine months year to date.  North American Public Sector experienced growth from Department of Defense contracts and a new contract in Other (see page 41) and benefited from the acquisition of Datatrac at the end of the third quarter of the prior fiscal year.

Global Commercial

The increase in the Company's commercial revenues for the third quarter compared to the prior year period was the result of the acquisition of Covansys Corporation on July 2, 2007, new business and growth on existing contracts in Europe as well as improved performance for consulting and systems integration services in Europe and growth in Australia and Asia.  This growth was partially offset by lower levels of outsourcing activity, primarily in the United States.  As in the third quarter of fiscal 2007, U.S. outsourcing activity was adversely impacted during the third quarter of fiscal 2008 by contracts completed during the past twelve months.  Demand for consulting and systems integration services in Europe continued to experience growth during the third quarter of fiscal 2008 while the consulting and systems integration business in the United States continued to experience softness in demand in selected service lines. Revenue growth from international operations also benefited from foreign currency fluctuations.  The Company’s announced awards during the third quarter of fiscal 2008 for the Global Commercial business, while somewhat improved compared to the second quarter of fiscal 2008 and only slightly below the prior year period, were below the historical trend for the third quarter.

Revenue growth for U.S. commercial operations was the result of revenue from the acquisition of Covansys Corporation, which provided approximately $128 million of revenue in the third quarter of fiscal 2008, primarily from U.S. operations, and growth in financial services software and business process outsourcing related services.  Revenue from U.S. outsourcing operations continued to be adversely impacted by the terminations and unsuccessful recompete efforts on outsourcing engagements.  These included unsuccessful recompete efforts on a hospital and local government contract and the conclusion of a hospital contract.  Combined these adversely impacted revenue by $18 million during the third quarter of fiscal 2008 and $53 million for the nine months year to date.  Revenue from U.S. outsourcing operations was also adversely impacted by negotiated price reductions and reductions in service offerings on certain contracts as well as reductions in discretionary project work  which combined, adversely impacted revenue on a year-over-year basis by $20 million during the third quarter of fiscal 2008 and $71 million for the nine months year to date.  Partially offsetting the revenue declines noted above were new outsourcing engagements with an auto parts manufacturer, a natural resources company, a pharmaceutical company and a private university which provided approximately $25 million during the third quarter of fiscal 2008 and $46 million for the nine months year to date.  U.S. based consulting and systems integration operations continued to experience softness in demand for certain service lines.

In European operations, new awards for public sector services, for an investment banking firm, an auto parts manufacturer, a media company, a natural resources company and a transportation company contributed $45 million in revenue growth during the third quarter compared to the prior year.  For the nine months year to date, new awards contributed approximately $171 million in revenue growth compared to the prior year. Increases in volume on certain existing engagements offset volume reductions on other existing engagements contributing net revenue growth of $45 million during the third quarter of fiscal 2008 and exceeded volume reductions for the nine months year to date by $47 million. Consulting and systems integration operations contributed approximately $12 million and $37 million to revenue growth in Europe for the third quarter and nine months year to date for fiscal 2008, respectively, as utilization improved and billable hours increased.  Sales of software licenses declined for the third quarter but contributed to revenue growth for the nine months year to date of fiscal 2008.  As noted in the accompanying table, foreign currency fluctuations contributed to the revenue growth for the third quarter and nine months year to date.

Other International operations revenue growth was led by Australia operations with revenue growth of $48 million during the third quarter and $124 million for the nine months year to date.  Growth from a recruitment business and increased volume on certain existing outsourcing contracts exceeded volume reductions and combined contributed $16 million and $60 million in revenue growth for Australia for the third quarter and nine months year to date for fiscal 2008.  Asia operations contributed $17 million and $50 million for the third quarter and nine months year to date, respectively, on growth from new and existing contracts.  As noted in the accompanying table, foreign currency fluctuations contributed to the revenue growth for the third quarter and nine months year to date.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Third Quarter
(Dollars in millions)	2008	2007	Change	Percent

Department of Defense	$970.1	$881.3	$88.8	10.1%
Civil agencies	419.6	393.8	25.8	6.6
Other (1)	45.3	45.7	(.4)	(.9)
Total North American Public Sector	$1,435.0	$1,320.8	$114.2	8.6%

	Nine Months Year-to-Date
(Dollars in millions)	2008	2007	Change	Percent

Department of Defense	$2,882.1	$2,643.9	$238.2	9.0%
Civil agencies	1,292.3	1,225.3	67.0	5.5
Other (1)	131.3	118.4	12.9	10.9
Total North American Public Sector	$4,305.7	$3,987.6	$318.1	8.0%

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the North American Public Sector reporting segment.

North American Public Sector revenue increases of 8.6% and 8.0% for the third quarter and nine months year to date, respectively, resulted from new contracts and growth on existing Department of Defense (DoD) and the acquisition of Datatrac, which is included in Civil agencies.  Partially offsetting the growth was the end of certain government programs and reduced volumes or reduced funding on certain other government programs.

Department of Defense growth contributors for the third quarter and nine months year to date included new contracts with the U.S. Army for equipment procurement and installation services and a new contract with the U.S. Air Force to provide support services for the transformation of its global supply chain which combined for $45 million and $148 million of revenue growth for the third quarter and nine months year to date, respectively.  Existing programs contributing to growth in DoD revenues included increased scope and new tasking on logistics support for the U.S. Army and other DoD customers, additional tasking for engineering services in support of the U.S. Army and Navy and programs to provide training for the Army and operations and management support to the Air Force.  These programs contributed $73 million and $199 million for the third quarter and nine months year to date.  These gains were partially offset by the end of certain programs as well as funding cuts to a program providing aircraft maintenance and base operations services. These programs provided approximately $42 million and $89 million of revenue in the prior year quarter and nine months year to date, respectively.

Civil agencies revenue increased for the third quarter and nine months year to date as a result of the acquisition of Datatrac which provided $29 million and $99 million of revenue for the third quarter and nine months year to date, respectively.  Revenue from existing programs to provide telecommunications services, systems integration services and various tasking declined $9 million for the third quarter and $36 million for the nine months year to date, which included a decline on a Medicare contract during the first quarter of fiscal 2008.  These declines were the result of the timing of revenue recognition milestones, reductions in task orders and declines in equipment purchases.

Revenue from other North American Public Sector activities during the third quarter of fiscal 2008 benefited from a new contract to provide data center services to an international aid organization and additional tasking on a state contract partially offset by the timing of revenue recognition milestones on a contract to provide services to a foreign government.

During the third quarter of fiscal 2008, the Company announced federal contract awards with a total value of $1.6 billion, compared to $0.7 billion announced during the comparable period for fiscal 2007.

Costs and Expenses

The Company's costs and expenses were as follows:

	Third Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2008	2007	2008	2007
		As Restated (1)		As Restated (1)

Cost of services(2)	$3,301.6	$2,901.0	79.4%	79.7%	(.3)%
Selling, general & administrative	240.2	227.9	5.8	6.2	(.4)
Depreciation and amortization	307.1	262.0	7.4	7.2	.2
Special items	17.5	42.0	0.4	1.2	(.8)
Interest expense, net	43.6	48.0	1.0	1.3	(.3)
Other (income)/expense	(16.3)	(14.5)	(.4)	(.4)
Total	$3,893.7	$3,466.4	93.6%	95.2%	(1.6)%

	Nine Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2008	2007	2008	2007
		As Restated (1)		As Restated (1)

Cost of services(2)	$9,653.5	$8,674.0	80.3%	80.2%	.1%
Selling, general & administrative	721.9	682.0	6.0	6.3	(.3)
Depreciation and amortization	878.3	789.2	7.3	7.3
Special items	92.4	279.9	.8	2.6	(1.8)
Interest expense, net	103.3	118.4	.9	1.1	(.2)
Other (income)/expense	(41.9)	(27.2)	(.4)	(.2)	(.2)
Total	$11,407.5	$10,516.3	94.9%	97.3%	(2.4)%

(1)	See Note 1, "Restatement of Consolidated Condensed Financial Statements," in Notes to Consolidated Condensed Financial Statements.
(2)	Excludes depreciation and amortization.

Comparing the third quarter of fiscal 2008 and 2007, costs and expenses, as a percentage of revenue, for the third quarter decreased or were unchanged for all categories with the exception of depreciation and amortization.  For the nine months year to date costs and expenses decreased or were unchanged with the exception of cost of services which was impacted by a program charge as discussed in Note 14 in the notes to the consolidated condensed financial statements during the second quarter.  For the third quarter and nine months year to date the majority of the decrease in the cost base was from decreases in special items.

The Company substantially matches revenues and costs in the same currencies.  The gains from foreign currency movements during the third quarter and nine months year to date reported in other income resulted from intracompany balances denominated in non-functional currencies.

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

Cost of Services

Cost of services (COS) as a percentage of revenue for the third quarter of fiscal 2008 decreased .3% points to 79.4% from the year earlier period.  The decrease in the ratio was primarily the result of the impact of restructuring activities and cost management initiatives in Europe, the impact of which was magnified by one time adverse charges recorded by Europe in the prior year period related to certain outsourcing engagements.  Combined these factors reduced the cost ratio 0.6% points during the third quarter of fiscal 2008.  These factors were partially offset by an increase in the cost ratio in Other International where margin declines and growth in lower margin business in Australia and Asia increased the ratio.  U.S. Commercial’s ratio increased as well, primarily as a result of costs incurred on new outsourcing engagements.

Cost of services, as a percentage of revenue, increased by .1% point to 80.3% for the nine months ended December 28, 2007 versus the comparable period for fiscal 2007.  The increase in the ratio was primarily the result of the charge related to the amendment of the IRS contract as discussed in Note 14 to the condensed consolidated financial statements.  This charge was partially offset by restructuring benefits in U.S. Commercial, Europe and Asia operations as well as the termination in the prior year of outsourcing contracts with lower margins.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense decreased as a percentage of revenue by .4% points and .3% points to 5.8% and 6.0% for the third quarter and nine months year to date of fiscal 2008, respectively.  The improvement in the ratio was a result of the impact of restructuring activities in the Global Commercial segment, primarily Europe, where the ratio improved by one percentage point and lower bid and proposal costs in Australia which had a number of contracts up for recompete in the prior year period, and the acquisition of Covansys Corporation during the second quarter, which has a selling, general and administrative expense ratio that is lower than the Company’s previously existing businesses.  These improvements were partially offset by increases in the ratio for U.S. Commercial operations as a result of expenses incurred related to claims related to terminated contracts.  The North American Public Sector ratio was essentially unchanged from the prior year period.

For the nine months year to date, the trends and factors contributing to the increase were the same as discussed above with the exception of the acquisition of Covansys Corporation.

Depreciation and Amortization

The depreciation and amortization (D&A) ratio increased 0.2% points to 7.4% for the third quarter and was unchanged for the nine months year to date of fiscal 2008, respectively, compared to the prior year periods.  This increase in the ratio was primarily the result of investment in equipment for new outsourcing engagements in Europe.

Interest Expense, Net

Net interest expense decreased $4.4 million for the third quarter of fiscal 2008 and decreased $15.1 million for the nine months year to date as compared to the prior year comparable periods.  As a result, the ratio decreased as a percentage of revenue for the third quarter by .3% points to 1.0% and .2% points to 0.9% for the nine months year to date.  The decrease in net interest expense during the third quarter was due primarily to the classification of approximately $10.5 million of interest expense related to income tax items in income tax expense during the third quarter of fiscal 2008 as a result of the adoption of FIN 48.  The prior year periods have not been adjusted to reflect this change in classification and included tax related interest of $20.6 million and $57.1 million for the third quarter and nine months year to date.  For the nine months year to date of fiscal 2008, approximately $34.1 million of tax related interest was included in income tax expense.  Partially offsetting this classification change was interest on $1.4 billion of commercial paper issued to finance the acquisition of Covansys Corporation.  The issuance of the commercial paper resulted in additional interest expense of approximately $13.0 million for the third quarter and $26.7 million for the nine months year to date.  Interest income decreased slightly for the third quarter and decreased approximately $16 million for the nine months year to date as a result of a decline in cash balances and income from securities redeemed in the prior year first quarter.

Special Items

Special items totaling $17.5 million and $92.4 million were recorded during the third quarter and nine months ended December 28, 2007, respectively.  For the third quarter and nine months ended December 28, 2007 special items consisted of: (1) a $17.5 million and $70.0 million restructuring charge, respectively, (see discussion below), and (2) a $22.4 million charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $42.0 million and $279.9 million were recorded for the third quarter and nine months ended December 29, 2006, respectively.  For the third quarter and nine months ended December 29, 2006, special items consisted of:  (1) a $42.0 million and $297.2 million restructuring charge for the third quarter and nine months year to date, respectively, (see discussion below), (2) a year to date $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007 and received, as a separation benefit, a lump sum cash payment of $11.2 million on January 31, 2008 as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2 million, of which $10.4 million was recorded in Special Items and $1.8 million was recorded as additional paid in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 million ($13.6 million net of tax or 8 cents per share).

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

Workforce reductions, including some voluntary terminations, in the first nine months of fiscal 2008 and 2007 were approximately 730 and 4,000, respectively.  Total headcount increased by 50 employees in the third quarter of fiscal 2008 as workforce reductions were offset by new hires, compared to a reduction of approximately 1,100 employees in the third quarter of fiscal 2007.

Termination-related charges of $12.7 million and $53.0 million were recorded in the third quarter and nine months ended of fiscal 2008, respectively, compared to termination-related charges of $24.1 and $274.8 million in fiscal 2007, respectively.  Other costs, which were primarily related to vacant space, of $4.8 and $17.0 million were also recorded during the third quarter and nine months ended of fiscal 2008, respectively, compared to other costs of $17.7 and $22.3 million in fiscal 2007, respectively.  All of the restructuring charge in the third quarter of fiscal 2008 was incurred in the Global Commercial reporting segment.  Additional restructuring charges of approximately $56.0 million are expected to be incurred in the remainder of fiscal 2008, however, higher than anticipated voluntary terminations may reduce the charge.  Restructuring charges of $333.4 million were recorded in fiscal year 2007.

The restructuring plan generated savings of approximately $104 and $278 million in the third quarter and nine months ended of 2008, respectively, against a plan of $380 million for the full fiscal year 2008, and compares to $61 and $108 million in the third quarter and nine months ended of fiscal 2007, respectively.  Approximately 92% of the savings come from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs. Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce.  Savings will also be impacted by certain transitional costs as new offshore staff are trained while outgoing staff are still on the payroll.  Such transitional costs were $.3 and $3.9 million for the nine months of fiscal 2008 and 2007, respectively.

A majority of the planned headcount reductions were scheduled to take place in Europe.  For the third quarter of fiscal 2008, European headcount had a net increase of approximately 130 employees as workforce reductions were offset by new hires.  Approximately 500 European reductions have taken place in the first nine months against a plan of approximately 1,000 for the full fiscal year 2008.  Approximately 60 and 170 reductions were made in North America in the third quarter and nine months ended of fiscal 2008, respectively, against a plan of 300 for the full fiscal year 2008.  The balance of the reductions is planned in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $33.6 were made in the third quarter of fiscal 2008 ($121.9 million year to date).  Restructuring-related pre-tax cash payments of approximately $44.3 million were recorded in the third quarter of fiscal 2007 ($151.6 million year to date).  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 third quarter and year to date activity (in millions):

Three months ended December 28, 2007:

	Liability as of Sept. 28, 2007	Total pre-tax charges recorded 3rd quarter fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Dec. 28, 2007
Workforce reductions	$63.8	$12.7	$(26.5)	$.6	$50.6
Other	38.3	4.8	(7.1)	(2.5)	33.5
Total	$102.1	$17.5	$(33.6)	$(1.9)	$84.1

Nine months ended December 28, 2007:

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Dec. 28, 2007
Workforce reductions	$93.5	$53.0	$(99.5)	$3.6	$50.6
Other	$38.8	17.0	(22.4)	.1	33.5
Total	$132.3	$70.0	$(121.9)	$3.7	$84.1

(1)	Primarily foreign currency translation adjustments.

Other Income

Other income increased $1.8 million and $14.7 million for the third quarter and nine months year to date, respectively, compared to the prior year comparable periods.  Other income includes foreign exchange gains and losses including gains and losses on currency forward contracts utilized to manage foreign exchange income statement volatility and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial businesses or operations.  For the third quarter and nine months year to date of fiscal 2008, other income consists of net foreign currency gains, primarily on intracompany balances and foreign currency forward contracts, and the gain on disposal of investment securities.

Taxes

The Company’s tax rates as reported for third quarter and nine month year to date were 32.8% and 40.3% for fiscal 2008 and 34.8% and 51.4% for fiscal 2007.  The decrease in the effective rate as reported for the third quarter and nine months year to date of fiscal 2008 is primarily due to the restructuring charges without tax benefit in fiscal 2007 and the tax benefit recorded for the tax remeasurement of tax matters relating to fiscal years 1995 to 1999.  This decrease was partially offset by the classification of tax related interest and penalties in income tax expense as a result of the adoption of FIN 48 on March 31, 2007.

The remeasurement of tax and interest for tax matters relating to fiscal years 1995 to 1999 resulted in a decrease to tax expense of $23.0 million ($18.6 million net of tax) in the third quarter and nine months year to date of fiscal 2008.  Tax expense was increased by including $21.3 million ($13.3 million net of tax) and $69.4 million ($43.3 million net of tax) of tax related interest and penalties in income tax expense for the third quarter and nine months year to date, respectively.  The tax related interest and penalties are net of reductions to income tax expense as a result of the reversal during the first quarter of interest and penalties of $30.7 million ($21.1 million, net of tax) resulting from the filing of applications for changes in accounting method as discussed in Note 3 to the Consolidated condensed financial statements.

The net impact of including tax related interest and penalties in income tax expense  and the remeasurement of fiscal 1995 to 1999 tax matters was a decrease of 2.0 and an increase of 0.6 percentage points to the tax rate for the third quarter and nine months year to date for fiscal 2008.  Tax interest for the first nine months of fiscal 2008 of $67.9 million ($41.8 million net of tax), before tax benefit and interest reversals related to changes in accounting methods filed with the Internal Revenue Service and the remeasurement of various IRS matters for fiscal years 1995 to 1999, will continue to accrue at approximately the same rate, plus the effect of compounding, until payments are made or the underlying uncertain tax positions are resolved.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share increased $0.40 and $1.29 for the third quarter and nine months year to date, respectively, for fiscal 2008 compared to the prior year period.  Earnings per share for the third quarter and nine months ended December 28, 2007 included $0.06 per share and $0.36 per share charge for special items, respectively, versus $0.20 per share and $1.31 per share charge, respectively, for the comparable periods in the prior year.  The share base decreased 6.0 million and 6.6 million shares for the third quarter and nine months year date of fiscal 2008 compared to the prior year comparable periods.  These decreases were the result of an accelerated share repurchase transaction and a collared accelerated share repurchase transaction entered into during fiscal 2007 which resulted in the acquisition and retirement of 16.4 million shares during the first nine months of fiscal 2007.  The collared accelerated share repurchase transaction settled in July, 2007 and the Company received an additional 2.7 million shares.  The Company also acquired and retired an additional 5.9 million and 9.0 million shares through plan 10b5-1 acquisitions during the third quarter nine months year to date of fiscal 2008. See footnote 16 to the consolidated condensed financial statements for further discussion of these transactions.  These reductions in the share base were partially offset by the exercise of employee stock options during the past twelve months.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Nine Months Year-to-Date
(In millions)	Fiscal 2008	Fiscal 2007
Net cash provided by operations	$498.5	$537.2
Net cash used in investing	(2,159.1)	(638.3)
Net cash (used in) provided by financing	1,180.1	(466.4)
Effect of exchange rate changes on cash and cash equivalents	19.5	2.8
Net decrease in cash and cash equivalents	(461.0)	(564.7)
Cash and cash equivalents at beginning of year	1,050.1	1,290.7
Cash and cash equivalents at quarter end	$589.1	$726.0

Net cash provided by operations of $498.5 million for the first nine months of fiscal 2008 represents a decline in net cash provided by operations compared to net cash provided by operations for the prior year comparable period of $537.2 million.  Net cash provided by operations for fiscal 2008 reflects the impact of several factors on working capital:

•
Cash payments under the restructuring plan were $121.8 million during the first nine months of fiscal 2008 compared to payments of $121 million; net of $26 million from the sale of assets related to the restructuring, for the prior year period.

•	Net cash payments for taxes of $336.8 million during the first nine months of fiscal 2008 compared to payments of $202.0 million for the prior year period.
•
Receivables, prepaid expenses and other current assets combined increased $750.6 million (includes $122.4 million from Covansys) for the nine months year to date for fiscal 2008 compared to increases of $444.7 million in the prior year period.

•
Accounts payable, accrued expenses and accrued payroll decreased $363.2 million for the nine months year to date of fiscal 2008 compared to an increase of $106.0 million for the prior year period.  Fiscal 2008 changes include $72.1 million of additions to accounts payable, accrued expenses and accrued payroll from Covansys.

•	Advanced payments were unchanged for the nine months year to date of fiscal 2008.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government.  Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price.  The Company routinely negotiates such contract modifications in both the North American Public Sector and Global Commercial segments.

Net cash outflow for investing activities increased approximately $1.5 billion during the nine months of fiscal 2008 as compared to fiscal 2007 as a result of the acquisition of Covansys Corporation for approximately $1.3 billion net, increased investment in equipment, outsourcing contract assets and software of approximately $127 million and the cash inflow in the prior year period from the redemption of preferred stock issued by the parent of DynCorp International, the sale of a datacenter and the sale of equipment to Sears.  The Company received approximately $145 million from the redemption of the preferred stock issued by the parent of DynCorp International plus accumulated dividends of approximately $24 million.  For the datacenter the Company received approximately $26 million.

Cash provided by financing activities for the nine months year to date of fiscal 2008 reflects the proceeds from the issuance of approximately $1.4 billion of commercial paper to fund the acquisition of Covansys Corporation, additional commercial paper issuance of approximately $205 million and proceeds from the exercise of employee stock options of $82 million. These inflows were partially offset by repurchases of shares outstanding under the 10b5-1 repurchase plan, principal payments on long-term debt, primarily capital leases and net repayments on lines of credit.  The use of cash in financing activities for the first nine months of the prior fiscal year was primarily for the acquisition and retirement of outstanding common stock.  During the first nine months of fiscal 2007, the Company acquired and retired approximately 16.4 million shares of common stock for approximately $1 billion.  The share acquisition was funded with cash on hand and the issuance of approximately $600 million of commercial paper.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.  The Company issued approximately $1.4 billion of commercial paper during June 2007 to finance the acquisition of Covansys Corporation and intends to pay down the commercial paper by issuing long-term notes.  There have been no other material changes to the Company’s contractual obligations, except for the Company’s liability for unrecognized tax benefits.  As noted in Note 3 in the notes to the consolidated condensed financial statements, the Company adopted FIN 48 as of March 31, 2007.  As of March 31, 2007, the Company had a liability for unrecognized tax benefits of $1,415 million including interest and penalties and net of related tax carryforwards.  During the next 12 months, it is reasonably possible the Company’s liability for uncertain tax positions may change by a significant amount as a result of the following:

•
The Company completed its settlement discussions with the IRS subject to administrative review in December 2007 with respect to the examination of fiscal years 1995 through 1999.  The statute of limitations is expected to close on these years in the second quarter of fiscal 2009.  The nature of the significant items subject to examination includes bad debt deductions, property transactions and credits.

•
The Company’s U.S. federal income tax returns for fiscal years 2000 and beyond remain subject to examination by the IRS.  The IRS commenced an examination of fiscal years 2000 through 2004 federal income tax returns beginning in fiscal year 2007 and the Company expects to reach a settlement by December 31, 2008.  Accordingly, the Company has agreed to extend the statute of limitations for these tax years through December 31, 2008.  The nature of the significant items, subject to examination, include accounting methods, depreciation and amortization, research credits, and international tax issues.

•
In the first quarter of fiscal 2009 the Company may file applications for changes in accounting methods with the IRS associated with certain unrecognized tax benefits, which could result in a reduction of the associated liabilities.

The Company’s significant foreign jurisdictions including the United Kingdom, Australia, Germany and Canada, are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under exam in Canada, UK, and Germany.

Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, the Company would need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $589.1 million at December 28, 2007 and $1,050.1 million at March 30, 2007.  Equity increased by $11.2 million during the nine months ended December 28, 2007 as net income of $362.9 million, the exercise of employee stock options of $82.4 million and the favorable impact of currency fluctuations were offset by a reduction of earnings retained for use in business of approximately $171.4 million and a reduction of additional paid in capital of approximately $1.5 million as a result of  recording liabilities for unrecognized tax benefits and the associated interest and penalties due to the adoption of FIN 48 as of the beginning of the first quarter of fiscal 2008.  See Note 3 in the notes to the consolidated condensed financial statements. Equity was also reduced by approximately $488.9 million as a result of the repurchase and retirement of approximately 9.0 million shares under the 10b5-1 share repurchase plan.  See Note 16 of the notes to consolidated financial statements.

The majority of our foreign currency revenues are offset by expenses in the same currency.  However, we do have non-functional currency monetary assets and liabilities, primarily intracompany, which give rise to foreign exchange gains and/or losses as a result of remeasuring these balance sheet items to the current month-end foreign exchange rates.  We offset these remeasurement gains and losses, to the extent possible, with forward contracts denominated in the same currency as the balance sheet exposure that is being remeasured.  As the exposure being hedged is marked to current month-end balance sheets rates, the offsetting hedges are marked to current month-end balance sheet rates.  As such, an increase or decline in the fair value of the hedging instrument is generally offset by an increase or decline in the value of the underlying exposure.  We do not enter into forward contracts for speculative or trading purposes.  The current carrying amount of the forward contracts approximate fair market value due to the short maturity of the hedging instruments outstanding.  As of December 28, 2007, the notional amount of forward contracts outstanding was approximately $1.38 billion.

Historically, the Company's primary sources of liquidity include cash flows from operations, the issuance of commercial paper and short-term borrowings. If the Company were unable to sell commercial paper, or if the Company determined it was too costly to do so, the Company has the ability to borrow under a syndicated backstop credit facility.  The Company issued approximately $1.4 billion of commercial paper during the period from June 19, 2007 through June 28, 2007 to fund the acquisition of Covansys Corporation.  To provide additional borrowing capacity, the Company entered into a credit agreement for an additional $1 billion of borrowing capacity on June 25, 2007.  This facility augments the existing syndicated backstop credit facility of $1.5 billion.  As of December 28, 2007, the Company's total liquidity was approximately $1.5 billion, which included cash and cash equivalents of $589.1 million and availability under the backstop credit facilities.  As of December 28, 2007, the Company had approximately $1.6 billion of outstanding commercial paper.

On July 12, 2007, the Company replaced its existing $1.0 billion credit facility with a new five year $1.5 billion facility.

The Company’s 3.5% term notes with a face value of $300 million are due in April, 2008.  The Company currently plans to refinance these notes.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of $5.4 billion is a large and complex contract.  As of December 28, 2007, the Company had a net investment in the contract of approximately $.7 billion.  Contract assets were $1.3 billion, principally contract work in progress and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 30, 2007, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K/A for the fiscal year then ended. For the nine months ended December 28, 2007, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of December 28, 2007.

We had previously identified the following material weaknesses in our internal control over financial reporting: (i) there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity; and (ii) the Company's procedures are not sufficient to ensure gains and losses on remeasurement of foreign currency denominated intracompany loans are appropriately recognized in accordance with SFAS No. 52, "Foreign Currency Translation".

These material weaknesses had not yet been remediated as of December 28, 2007.  (These material weaknesses are further discussed in the Management Report on Internal Control over Financial Reporting included in the Company’s Annual Report on Form 10-K/A for the year ended March 30, 2007.)

As a result of these material weaknesses, the Company has concluded that its disclosure controls and procedures were not effective as of December 28, 2007.

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

Changes in Internal Control

During the fiscal quarter ended December 28, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  The settlement provides for Sears paying to the Company $75 million, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position, with no material impact to income.

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

The Company has converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts. Included in current assets on the Company's balance sheet are approximately $438 (of which $414 is subject to the claims) million of unbilled receivables and $407 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims. CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.

With respect to the larger set of claims, during the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.  The Company is analyzing the decision and has until February 12, 2008, to initiate litigation in the ASBCA or until November 15, 2008, to initiate litigation in the U.S. Court of Federal Claims.  The Company intends to pursue collection of its claims through either the ASBCA or the U.S. Court of Federal Claims.

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

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending December 28, 2007 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
September 29, 2007 to October 26, 2007	1,398,726	$57.30	1,395,993	$779,984,808
October 27, 2007 to November 23, 2007	1,763,854	$53.55	1,742,844	$686,450,447
November 24, 2007 to December 28, 2007	2,889,605	$51.66	2,830,587	$539,859,404

(1)
The Company accepted 26,018 shares of its common stock in the second quarter ended December 28, 2007 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 6,673 shares of its common stock in the quarter ended December 28, 2007 from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Also, the Company purchased 50,070 shares during this period to cancel restricted shares of common stock due to employee terminations.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Under the Securities Exchange Commission Rule 10b5-1 open-market repurchase program, the Company purchased a total of 5,969,424 shares in the quarter ended December 28, 2007.  Such shares of common stock are stated at cost.  These shares were retired and will not be used for general corporate purposes.

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

3.3	Bylaws, amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

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

10.24	General Release of Claims, effective January 30, 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Reprt on Form 8-K dated January 31, 2008)

10.25	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.26	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.27	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.28	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.29	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.30	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.31
Rights Agreement dated February 18, 1998, as amended and restated effective August 4, 2006 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.32	Credit Agreement dated as of June 25, 2007 (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.33	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.34
Accelerated Share Repurchase Transaction – VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company (2)  (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.35
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

(1)Management contract or compensatory plan or agreement

(2)Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 6, 2008	By:	/s/Donald G. DeBuck
Donald G. DeBuck
Vice President and Chief Financial Officer