Form 10-K
COMPUTER SCIENCES CORP
filed 2008-05-27
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from	to
Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION (Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

3170 Fairview Park Drive
Falls Church, Virginia	22042
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 876-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   ☐  No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer    ☑                         Accelerated filer    ☐                        Non-accelerated filer   ☐                             Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No ☑
As of September 28, 2007 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $9,457,000,000.
There were 151,139,288 shares of the Registrant’s common stock outstanding as of May 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 2008, are incorporated by reference into Part III hereof.

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

The Company also licenses sophisticated software systems for the financial services and other industry-specific markets and provides a broad array of end-to-end business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by combining business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

CSC does not have exclusive agreements with hardware or software providers and believes this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

CSC provides its services to clients in Global Commercial industries and to the U.S. federal and foreign governments. Segment and geographic information is included in Note 15 to the consolidated financial statements for the year ended March 28, 2008.

In the Global Commercial market sector, CSC’s service offerings are delivered to clients in a wide array of industries including aerospace/defense, automotive, chemical and resources, consumer goods, financial services, healthcare, manufacturing, retail/distribution, telecommunications, and technology. The Company’s Global Commercial market sector also includes foreign government clients.

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

Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region, including India.

During the last three fiscal years, the Company’s revenue mix by major markets was as follows:

	2008	2007	2006
U.S. Commercial	25%	25%	27%
Europe	29	28	29
Other International	11	10	9
Global Commercial	65	63	65
U.S. Federal Government	35	37	35
Total Revenues	100%	100%	100%

Fiscal 2008 Overview

During fiscal 2008, CSC announced awards valued at approximately $13.3 billion, including $2.0 billion of Global Commercial awards and $11.3 billion with the U.S. federal government.  These multi-year awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, the annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s U.S. federal activities.

The Company’s former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement with the Company pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007.  Mr. Michael W. Laphen was elected President and Chief Executive Officer May 22, 2007 and Chairman of the Board of Directors July 30, 2007.

On January 30, 2008, Michael E. Keane resigned as Chief Financial Officer of the Company.  The Board of Directors appointed Donald G. DeBuck, Vice President and Controller, to serve as the Company’s Chief Financial Officer effective January 31, 2008.

 During the fourth quarter of fiscal 2008 the Company completed the restructuring program announced in April 2006.   The program was designed to streamline CSC’s global operations and increase the use of lower cost resources, and involved workforce reductions during fiscal 2007 and 2008 to address excess capacity in certain geographies.  As a result of the restructuring program the Company reduced its workforce by 1,400 and 4,400 during fiscal 2008 and 2007, respectively, with the majority of these reductions, 3,900, occurring in Europe.  The restructuring plan resulted in savings of approximately $389 million and $180 million during fiscal 2008 and 2007, respectively.  The restructuring charges consisted predominantly of severance and related employee payments resulting from termination.  The combined pre-tax restructuring charge incurred as a result of the restructuring plan was $466.8 million, of which $133.4 million was incurred during fiscal 2008.

Project Accelerate

 During fiscal 2008 the Company began the implementation of a comprehensive growth strategy with the launch of Project Accelerate.  Project Accelerate has five key growth initiatives:

•
Providing industry-specific offerings including business solutions, consulting services and business process outsourcing services for the Financial Services, Healthcare, Manufacturing, Public Sector, Chemical, Energy & Natural Resources and Technology and Consumer Products industries.  In support of this initiative, the Company acquired First Consulting Group during the fourth quarter of fiscal 2008 expanding its offerings to the Healthcare industry.

•
Growth and utilization of offshore capabilities, particularly in India.  As part of this initiative the Company acquired Covansys Corporation during fiscal 2008.   Covansys Corporation provides the Company with the capability to sell low cost offshore solutions directly to existing and potential clients.  During fiscal 2008, the Company consolidated its existing operations in India with those acquired from Covansys. The Company’s acquisition of First Consulting Group provided additional resources in India as well as operational capabilities in Vietnam.

•
Further expand the Company’s ability to provide business solutions, consulting services and business process outsourcing services internationally.  To this end the Company has focused on expanding its capabilities in Asia, Latin America and Eastern Europe.

•
Enhance the Company’s ability to deliver outsourcing services to its clients throughout their global organizations on a consistent basis and provide the full range of the Company’s technical service offerings to its outsourcing clients.  The Company has expanded its offerings and its marketing and sales efforts for mid-size outsourcing deals.

•	Expanding and strengthening the service offerings to the public sector and continuing to improve the Company’s ability to effectively compete for contracts with the U.S. federal government.

To accomplish these goals the Company has realigned the organization of certain of its business units in order to match the structure of the Company’s operations to these stated goals.  The Company is also in the process of realigning the collection and reporting of financial information for internal management reporting purposes.

Relocation of Corporate Headquarters

The Company’s Board of Directors approved the relocation of the Company’s corporate headquarters from El Segundo, California to Falls Church, Virginia in January, 2008.  The Company’s North American Public Sector and U.S. outsourcing businesses are headquartered in Falls Church, Virginia and the relocation provides strategic advantages for senior management as well as other corporate functions.  The relocation was effective March 29, 2008.

Acquisitions

During July, 2007 the Company acquired Covansys Corporation, a publicly held U.S. global consulting and technology services company for approximately $1.3 billion net of acquired cash.  The acquisition of Covansys Corporation has increased the Company’s delivery capabilities in India and expanded the Company’s offshore service offerings.

During the fourth quarter of fiscal 2008 the Company acquired First Consulting Group for approximately $275 million net of cash acquired.  The acquisition of First Consulting Group enhances the Company’s Healthcare industry offerings as well as expands the Company’s offshore capabilities in India and Vietnam.

For further discussion of these acquisitions, please see Note 3 to the consolidated financial statements.

Global Commercial Market Highlights

The Global Commercial market new contracts awarded during fiscal 2008 totaled $2.0 billion.  The $7.7 billion of comparable awards for fiscal 2007 included a $3.7 billion award for the United Kingdom’s National Health Services (NHS).  The trend in commercial awards reflects trends in the broader industry, which has experienced a decrease in the scope and/or term of the contracts awarded as some customers have moved away from single sourcing their information technology needs to employing multiple vendors to meet their needs for information services.  Offshore information technology outsourcing direct sellers have been awarded an increasing share of awards as they compete directly with domestic suppliers of these services.  The decline in awards for CSC reflects these trends.  During fiscal 2008, and related to the Project Accelerate initiatives, the Company has focused additional effort on its marketing efforts for mid-size awards and acquired an offshore-direct supplier of IT services.

North American Public Sector Highlights

New business awards for the North American Public Sector were up from the prior year 21.6%.  The growth reflects demand by government for information services, particularly the Department of Defense. Several of the awards to the North American Public Sector during fiscal 2008 were significant and are described in the following discussion.

The Company’s largest U.S. federal government award during the fiscal year was a five year contract with a five year option with the U.S. General Services Administration valued by CSC at $900 million.  The company is one of 29 firms that have been selected to provide the agencies with integrated I/T solutions under the GSA Alliant contract.

CSC signed an $820 million, ten month contract with nine one-year options, with the U.S. Air Force Space Command to provide technical services at the Air Force’s Eastern Range.  Under the agreement CSC will provide operation and maintenance services for instrumentation, communications and information systems.

CSC entered into a $613 million, two year agreement with three one-year options with the Defense Information Systems Agency. Under the ID/IQ contract CSC will provide network engineering services for the Defense Information System Network (DISN) Network Management Support Services.

CSC also signed a $597 million, two to eight year contract with the National Aeronautics and Space Administration (NASA).  Under the agreement CSC will provide supercomputing services to the NASA Advanced Supercomputing Division.

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

EMPLOYEES

The Company has offices worldwide, and as of March 28, 2008 employed approximately 89,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995 are available free of charge through the Company’s Internet website, www.csc.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

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

Economic and political uncertainty adversely impact our customers’ demand for our services. A general economic downturn may adversely impact our customers’ demand for consulting and systems integration services.  Our federal government segment generated approximately 35% of our revenue for fiscal 2008. While the pipeline for government projects continues to be robust, the budget deficit, the cost of rebuilding infrastructure as a result of natural disasters, the cost of reconstruction in Iraq and the ongoing conflicts in Iraq and Afghanistan may reduce the federal government’s demand and available funds for information technology projects, adversely impacting our federal government segment and our business.

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

Our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that the company will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.

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

In addition, services for some government clients require personnel with security clearances.  Qualified personnel with security clearances are in very high demand.

9.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2008, we earned approximately 40% of revenues in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide shifted to lower cost regions of the world. We project that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we project that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in 55 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. In spite of our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

10.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India and we plan to continue to expand our presence there.  As such, we are exposed to the risks inherent to operating in India including 1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, 2) the tax holiday granted by certain tax jurisdictions in India to the Company, which currently extends through 2010, may not be extended or may be revoked resulting in an increase in income tax expense, 3) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability.

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

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal control over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. The failure of our controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business, and our stock price may be materially and adversely affected.

14.
We have identified a material weakness related to accounting for income taxes, and concluded that our internal control over financial reporting was not effective as of March 28, 2008.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

The Company has identified a material weakness related to accounting for income taxes and, as a result, has concluded that our internal control over financial reporting as of March 28, 2008 was not effective. Remediation of the material weaknesses may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.  See Item 9A, Controls and Procedures Evaluation of Disclosure Controls and Procedures in this Form 10-K for further discussion.

15.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings. Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue, approximately 34%, is derived from contracts with the U.S. federal government. As a result, our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

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

As a result of the delayed filing of our Form 10-Q for the quarter ended September 28, 2007, we are ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months.  In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs of raising capital during this period.

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

If we are the primary contractor and our partners fail to perform as agreed, we may be liable to our customers for penalties or lost profits. These penalties or payments for lost profits may have a material and adverse effect on our profitability.

19.	Our inability to protect client information could impair our reputation, and we could suffer significant financial loss.

As one of the larger companies in the information technology (I/T) and professional services industry, we are subject to potentially adverse impacts if sensitive client information is unintentionally lost, stolen, or compromised.  We are responsible for substantial amounts of sensitive client information which often includes confidential private, and financial records.  Failure to protect our clients, could result in reparation costs and loss of business that may negatively impact our reputation, and earnings.

20.	Changes in the Company's tax rates could affect its future results.

The Company's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company's financial condition and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Owned properties as of March 28, 2008	Approximate Square Footage	General Usage

Copenhagen, Denmark	525,000	Computer and General Office
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	211,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	101,000	Computer and General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	79,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Hong Kong, China	74,000	General Office
Jacksonville, Illinois	60,000	General Office
Bangalore, India	50,000	Computer and General Office
Singapore	46,000	General Office
Turnbridge, United Kingdom	43,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	81,000	General Office

Leased properties as of March 28, 2008
Washington, D.C. area	3,091,000	Computer and General Office
India	1,658,000	Warehouse and General Office
Texas	832,000	Computer and General Office
England	617,000	Computer and General Office
Australia & other Pacific Rim locations	613,000	General Office
Germany	600,000	General Office
Ohio	539,000	General Office
Denmark	530,000	General Office
Georgia	515,000	General Office
Tennessee	443,000	General Office
New York	378,000	General Office
New Jersey	327,000	General Office
Illinois	282,000	General Office
Connecticut	266,000	General Office
Delaware	262,000	General Office
California	247,000	General Office
Florida	213,000	General Office
Massachusetts	210,000	General Office
Wisconsin	208,000	Industrial/Warehouse
Italy	197,000	General Office
Alabama	195,000	General Office
France	177,000	General Office
Norway	176,000	General Office
Canada	175,000	General Office
Various other U.S. and foreign locations	1,979,000	Computer and General Office

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2009 through 2019.

Item 3. Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  During 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  The case is currently in the discovery phase and it is expected that discovery will continue at least through the remainder of fiscal year 2009.  The court has not issued a scheduling order for the case.  Therefore, there is no deadline for completion of discovery in the case nor has a date been set for a hearing on class certification.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  Under the settlement Sears paid the Company $75 million, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position, with no material impact to income.

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

The Company has converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts.  Included in current assets on the Company's balance sheet are approximately $449 million ($414 million of which is subject to the claims) of unbilled receivables and $408 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.  The discovery phase of this litigation is expected to begin in the first half of fiscal year 2009.  Discovery in the litigation could continue for a period of one to two years.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation will begin in the first half of fiscal year 2009 and could continue for a year or more.

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

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in both federal and state court in Los Angeles.  The federal action was dismissed with prejudice for failure adequately to allege that a pre-suit "demand" on the Board was excused, and that matter is now on appeal.  A similar suit filed in state court was dismissed on the same grounds, with leave to amend.  The plaintiffs thereafter amended the complaint and the motion to dismiss the amended complaint is pending. The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  That case was initially filed in federal court in New York, but was recently transferred to Los Angeles at the request of the Company.  There have been no substantive proceedings in that case.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Michael W. Laphen*	57	2001	Indefinite	Chairman, President and Chief Executive Officer	None
Donald G. DeBuck	50	2001	Indefinite	Vice President, Controller and Chief Financial Officer	None
William L. Deckelman, Jr.	50	2008	Indefinite	Vice President, General Counsel and Secretary	None
Hayward D. Fisk	65	1989	Indefinite	Vice President and Secretary	None
Thomas R. Irvin	59	2004	Indefinite	Vice President and Treasurer	None
Michael E. Keane	52	2006	Indefinite	Vice President	None
Gawie N. Nienaber	50	2006	Indefinite	Vice President and Associate General Counsel	None
Randy E. Phillips	49	2008	Indefinite	Vice President, Corporate Development	None
Nathan G. Siekierka	59	2008	Indefinite	Vice President, Human Resources	None
Paul T. Tucker	59	1997	Indefinite	Vice President	None
* Director of the Company

Business Experience of Officers

Michael W. Laphen joined the Company in 1977.  He was elected President and Chief Executive Officer in May 2007 and became Chairman in July 2007. He was named a Director of the Company in February 2007. He previously served as President and Chief Operating Officer from April 2003 to May 2007 and was a Vice President from August 2001 to April 2003. Previous positions within the Company include President of the European Group (August 2000 to March 2003), President of the Federal Sector-Civil Group (1998-2000), and President of Systems Group-Integrated Systems Division (1992-1998).

Donald G. DeBuck joined the Company in 1979 and was elected Vice President, Chief Financial Officer and Controller in January 2008.   He has served as Vice President and Controller since August 2001.  Previous positions within the Company include Assistant Controller (1998-2001) and Vice President of Finance and Administration, Communications Industry Services (1996-1998).

William L. Deckelman, Jr. joined the Company in January 2008 and was elected Vice President, General Counsel and Secretary in March 2008. Prior to joining the Company, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services, Inc. and served as a Director from 2000 to 2003, holding various executive positions there since 1989.  Previously, he was a partner at the law firm of Munsch Hardt Kopf & Harr, P.C. in Austin, Texas and an attorney at MTech Corporation.

Hayward D. Fisk joined the Company in 1989 and served as Vice President, General Counsel and Secretary of Computer Sciences Corporation through March 2008.   He remains a Vice President until his retirement later in 2008.  Prior to joining CSC, he was Vice President and Associate General Counsel for Sprint Corporation, where he held various legal and executive positions since 1968.

Thomas R. Irvin joined the Company as Assistant Treasurer in 1987 and was elected Vice President and Treasurer in November 2004. Prior to joining the Company, he held various financial and engineering positions with Ni-Cal Development Corporation, Raytheon and Dravo Corporation.

Michael E. Keane joined the Company in September 2005 as Vice President, Finance and served as Chief Financial Officer from February 2006 until January 2008.  He remains a Vice President.  Previously, he served as Senior Vice President and Chief Financial Officer of UNOVA, Inc. and Western Atlas, Inc. and held various executive positions at Litton.

Gawie M. Nienaber joined the Company in 1993.  Since January 2008, he has served as Associate General Counsel with responsibility for legal support to all of CSC’s non-U.S. operations.  He was Deputy General Counsel from 1997 to 2007 and Assistant General Counsel from 1993 to 1997.  Prior to joining the Company, he was in a private law practice, had been a consultant to a firm in Luxembourg and in London and was an associate attorney with Hunton & Williams’ New York and Washington offices.

Randy E. Phillips joined the Company in December 2007 and was elected Vice President, Corporate Development in May 2008. Prior to joining the Company, he was President of China Corporate Development for Alcoa in Beijing and served as Director of Corporate Development with Alcoa in New York.  Previously, he served as Vice President, Corporate Development for TRW Inc.

Nathan (Gus) Siekierka joined the Company in 1973.  He has been responsible for all human resources functions throughout the Company since November 2005.  From 2003 to 2005, he served as Vice President, Human Resources for four of the Company’s business units:  Global Infrastructure Services, Technology Management Group, Global Transformation Solutions and Americas Business Development.  Previous positions within the Company include Vice President, Human Resources of Federal Sector, and of several of its divisions.

Paul T. Tucker joined the Company in 1996 and served as Vice President of Corporate Development from August 1997 through May, 2008.  From 1990 to 1995 he was President and Chief Executive Officer of Knight-Ridder Financial, an electronic real-time financial market information company. Previously, he founded and served as President and Chief Technologist of HAL Communications Corp., a communications hardware and software company and was an Associate Professor and Senior Research Engineer at the University of Illinois.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 21, 2008 the number of registered shareholders of Computer Sciences Corporation’s common stock was 8,101. The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through May 21, 2008.

	2008				2007		2006
Calendar Quarter	High		Low		High	Low	High	Low
1st	$49.50		$36.91		$56.25	$50.38	$59.09	$48.01
2nd	48.22	*	37.99	*	60.00	51.55	60.39	48.26
3rd					63.76	46.95	53.80	46.23
4th					60.00	49.21	54.13	47.48

* Through May 21, 2008

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to review by the Board of Directors. Under the Company’s most restrictive covenant requirement, $3,801.9 million of retained earnings was available for cash dividends at March 28, 2008.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 28, 2008 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Program
December 29, 2007 to January 25, 2008	4,942,425	$41.29	4,942,425	$335,784,812
January 26, 2008 to February 22, 2008	5,253,445	$43.41	5,253,445	$107,708,864
February 23, 2008 to March 25, 2008	2,420,349	$44.46	2,420,349

(1)
Under the Securities Exchange Commission Rule 10b5-1 open market repurchase program, the Company purchased a total of 12,616,219 shares in the quarter ended March 28, 2008.  Such shares of common stock are stated at cost.  These shares were retired and will not be used for general corporate purposes.

Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended March 28, 2008)

Indexed Return (2003 = 100)

	Return 2004	Return 2005	Return 2006	Return 2007	Return 2008	CAGR
CSC Common Stock	24.44%	11.42%	22.30%	-6.16%	-21.73%	4.49%
S&P 500 Index	35.12%	6.69%	11.73%	11.83%	-5.62%	11.20%
S&P North American Technology Services Index	36.27%	3.06%	21.75%	7.42%	-11.33%	10.25%

Assumes $100 invested on April 1, 2003 in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages assume a March 31 fiscal year end.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
In millions except per-share amounts	March 28, 2008	March 30, 2007	March 31, 2006	April 1, 2005	April 2, 2004

Total Assets	$15,774.8	$13,740.2	$12,963.5	$12,522.3	$11,689.7
Debt:
Long-term	2,635.3	1,412.2	1,376.8	1,303.0	2,306.4
Short-term	309.5	51.9	56.6	78.4	52.9
Current maturities	528.9	41.8	28.7	7.3	7.2
Total	3,473.7	1,505.9	1,462.1	1,388.7	2,366.5
Stockholders' equity	5,461.8	5,540.0	6,195.7	6,019.3	5,000.6
Working capital	1,332.9	1,045.4	1,582.9	1,128.9	1,441.5
Property and equipment:
At cost	6,260.0	5,612.9	5,367.9	5,520.3	4,988.9
Accumulated depreciation and
amortization	3,495.4	3,073.8	3,047.8	3,154.9	2,818.9
Property and equipment, net	2,764.6	2,539.1	2,320.1	2,365.4	2,170.0
Current assets to current liabilities	1.2:1	1.2:1	1.3:1	1.2:1	1.4:1
Debt to total capitalization	38.9%	21.4%	19.1%	18.7%	32.1%
Book value per share	$36.14	$31.96	$33.09	$31.48	$26.61
Stock price range (high)	63.76	60.39	59.90	58.00	47.00
(low)	36.91	46.23	42.31	38.07	26.52

Five-Year Review (Continued)

	Fiscal Year
In millions except per-share amounts	2008	2007	2006	2005	2004
Revenues	$16,499.5	$14,854.9	$14,644.8	$14,060.8	$13,468.5
Costs of services (excludes depreciation and amortization)	13,151.9	11,813.5	11,724.5	11,318.6	10,837.3
Selling, general and administrative	975.4	918.3	863.8	826.3	826.5
Depreciation and amortization	1,198.6	1,073.6	1,091.8	1,051.0	966.0
Interest, net	148.3	168.4	104.3	157.4	172.9
Special items	155.8	316.1	77.3	28.6	22.7
Other (income)/expense	(48.4)	(41.3)	21.3	(21.8)	(126.6)
Total costs and expenses	15,581.6	14,248.6	13,883.0	13,360.1	12,698.8
Income before taxes	917.9	606.3	761.8	700.7	769.7
Taxes on income	373.3	209.0	319.5	237.4	276.0
Income from continuing operations	$544.6	$397.3	$442.3	$463.3	$493.7
Basic earnings per common share, continuing operations	$3.26	$2.25	$2.38	$2.44	$2.64
Diluted earnings per common share, continuing operations	$3.20	$2.21	$2.35	$2.41	$2.62
Average common shares outstanding	167.233	176.263	185.693	189.575	187.273
Average common shares outstanding assuming dilution	170.168	179.733	187.984	191.936	188.648

Notes:

Fiscal 2008 special items represent charges related to the restructuring and to the retirement of the Company’s Chairman and Chief Executive Officer.

Fiscal 2007 special items represent charges related to the restructuring and a true-up of an impairment charge related to the termination of the Nortel Networks contract offset by a gain from the redemption of Dyncorp International preferred stock.

Fiscal 2006 special items represent charges related to the termination, per an agreement made with Nortel Networks, of the Company’s services for certain information technology outsourcing activities, see Note 6 to the consolidated financial statements. Fiscal 2005 special items represent charges related to the early retirement of debt. Fiscal 2004 special items relate to exit and disposal activities.

No dividends were paid by CSC during the five years presented.

The consolidated financial statements included in Item 8 of this Annual Report present the gain on sale of discontinued operations and the cumulative effect of a change in accounting principle.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended March 28, 2008. There are three primary objectives of this discussion:

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

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the key business drivers, economic and industry factors, fiscal 2008 highlights and fiscal 2009 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2006 to 2008, describing the factors affecting revenue on a consolidated and reporting segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity and available capital resources.

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

Margins—Margins reflect the Company’s performance on contracts and ability to control costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of changes in the mix of businesses with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company’s costs are denominated in the same currency as revenues, increased use of offshore support also exposes CSC to additional margin fluctuations.

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

Readers should be cautioned that Days Sales Outstanding (DSO), free cash flow and ROI are not GAAP measures, and the Company’s definition of such measures may differ from other companies. Therefore, such measures may not be comparable to those of other companies.  CSC thinks these non-GAAP financial measures provide useful information to investors regarding the Company’s financial condition and results of operations as they provide another measure of the Company’s performance and ability to service its debt.  CSC calculates DSO as follows:  Average of the current and 4 prior period Quarterly DSOs.  Quarterly DSOs are calculated as the total receivables at quarter-end divided by the revenue-per-day.  Revenue-per-day equals total revenues for the last twelve months divided by the numbers of days in the last twelve months.  Free cash flow is equal to the sum of 1) operating cash flows, 2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities and 3) capital lease payments. ROI is calculated by multiplying profit margin times investment base turnover. The profit margin used is profit before interest expense and special items and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity.  The Company’s management uses ROI, DSO and free cash flow to evaluate segment investment returns and cash flow performance and are some of the measures used to assess management performance.

Fiscal 2008 Highlights

Significant events during fiscal 2008 include:

•	Revenues rose 11.1%, and increased 7.5 % on a constant currency basis.

•
The Company recorded a special pretax restructuring charge of $133.4 million ($94.5 million after tax or 56 cents per share), and a $22.4 million ($13.6 million after tax or 8 cents per share) special pretax charge related to the retirement of its Chairman and Chief Executive Officer July 30, 2007.

•	Net income, including special charges, was $544.6 million compared to $397.3 million for the prior year an increase of 37.1%.

•
Earnings per share, after special charges, were up 44.8%. The fiscal 2008 special charge of 64 cents per share, as compared to the prior year special charge of $1.46 per share, favorably impacted the comparison of earnings per share by 37.1%, as compared to the prior year.

•	The Company announced contract awards of $13.3 billion with new North American Public Sector awards of $11.3 billion with the remainder of awards to Global Commercial.

•
The Company completed a 10b5-1 share repurchase program during fiscal 2008 and purchased 21.7 million shares on the open market at an average purchase price of $47.49 per share.  During the year the Company also completed two accelerated share repurchase transactions initiated during fiscal 2007.  As final settlement for these transactions the Company received an additional 2.7 million shares and $28.7 million in cash.

•	In total for these share repurchase programs, the Company spent approximately $2 billion to acquire 40.7 million shares at an average price per share of $49.12.

•
Free cash flow of $175.2 million decreased $496.3 million during fiscal 2008.  Fiscal 2008 cash outflows included approximately $180 million disbursed for restructuring activities, as well as approximately $496 million for income tax payments. (1)

(1)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principles (GAAP) financial measure:

	Fiscal Year Ended
(in millions)	March 28, 2008	March 30, 2007	March 31, 2006
Free cash flow	$175.2	$671.5	$462.9
Net cash used in investing activities	2,718.7	872.7	1,124.0
Proceeds from redemption of investment in preferred stock		126.5
Acquisitions, net of cash acquired	(1,591.1)	(134.3)	(44.1)
Business dispositions		2.8	.5
Capital lease payments	40.1	39.4	8.0
Net cash provided by operating activities	$1,342.9	$1,578.6	$1,551.3

•	DSO was 103 days at year-end versus 98 days at the end of the prior year.

•	Debt-to-total capitalization ratio was 38.9% at year-end, an increase of 17.5% points from the prior year ratio.

•	ROI from continuing operations was 8.7% for the year a 2.0% point decrease from prior year.

The Company’s significant wins during fiscal 2008 included the following:

North American Public Sector:

•	U.S. General Services Administration ($900 million)

•	U.S. Air Force Space Command ($820 million),

•	Defense Information Sys Network ($613 million),

•	National Aeronautics and Space Administration (NASA) ($597 million), and

•	National Aeronautics and Space Administration (NASA) ($544 million).
Global Commercial:

•	The values of Global Commercial segment significant new contracts were not disclosed at clients’ request.

The North American Public Sector awards represent the estimated value of the Company’s portion at contract signing. They cannot be considered firm orders, however, due to their variable attributes, including demand-driven usage, modifications in scope of work due to changing customer requirements, annual funding constraints and indefinite delivery/indefinite quantity characteristics of major portions of the Company’s North American Public Sector activities.

Revenue growth, after adjusting for the impact of currency rate fluctuations and acquisitions, was 3.6% in the Global Commercial sector and after adjusting for acquisitions was 4.3% in the North American Public Sector.  New Global Commercial awards were below historical averages during fiscal 2008 and continue to reflect the industry trend, noted last year, toward smaller scope and/or shorter term outsourcing contracts.   The majority of the new awards for the Global Commercial sector was awarded during the first quarter of the fiscal year.  The North American Public Sector continued to win a share of U.S. federal government contracts as its total contract awards for fiscal 2008 increased by 22% from the previous fiscal year with contract awards from the Department of Defense continuing to lead the way. Currency shifts during fiscal 2008 favorably impacted revenue in both Europe and Other International.

The Company has developed a broad, long-term revenue base which includes customers spread across multiple industries and geographic regions as well as service lines.  Approximately 76.5% of CSC’s revenues are derived from long-term contracts including Global Commercial outsourcing and U.S. federal government engagements.   This provides the Company with a relatively stable base of revenue during periods when contract awards may slow or the market for certain services softens.

The Company’s working capital increased as a result of an increase in accounts receivable, prepaid expenses and other assets as well as a decrease in taxes payable.  The net effect was a decrease in cash flow from operations for fiscal 2008.  The increase in prepaid expenses and other items includes a bond paid to the U.S. Internal Revenue Service (IRS) against certain tax liabilities to stop the accrual of additional interest and an increase in work-in-process primarily related to the NHS contract.  Cash outflow for investing activities increased primarily due to the acquisition of Covansys Corporation and First Consulting Group for approximately $1.6 billion, net of cash acquired.  Cash provided from financing activities reflect the Company’s issuance of $1.7 billion of long-term notes issued to finance the acquisitions noted above.  Cash used to acquire outstanding common stock during fiscal 2008 of $1.01 billion was approximately the same as cash expended to acquire outstanding common stock during fiscal 2007.

Fiscal 2009 Commentary

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

Global Commercial market awards during fiscal 2008 declined compared to prior period amounts.  However, the Company expects revenue in the Global Commercial market to increase from fiscal 2008 levels during fiscal 2009.  Much of this increase is expected from leveraging current engagements and expanding the range of services the Company provides to current customers.  The Company also expects the growth initiatives begun under Project Accelerate during fiscal 2008, as discussed below, to begin yielding positive results during fiscal 2009.  The Company has a base of significant outsourcing contracts which the Company expects to continue to provide a stable revenue stream during fiscal 2009.  However, growth from this revenue stream is expected to be tempered by the continued demand for offshore services and the resulting pressure on prices.  The Company expects the acquisition of Covansys Corporation to cushion the effect of these pressures on revenue.  During fiscal 2008 the Company’s consulting and systems integration business in Europe reversed the historical trend with growth in revenue in the fourth quarter and the Company expects this trend to continue on a modest scale during fiscal 2009. During fiscal 2008, the Company’s Global Commercial segment’s revenue was favorably impacted by currency fluctuations in Europe and Other International regions. The Company cannot forecast future movement in currency exchange rates or its impact on operating results.

Other trends the Company expects for fiscal 2009 are as follows:

•
Revenue for the North American Public Sector for fiscal 2009 will benefit from its $11.3 billion of announced awards during fiscal 2008.  This represents a $2.0 billion increase in awards over fiscal 2007.  The North American Public Sector is expected to continue to grow at or above the revenue growth rate for fiscal 2008.  The Company expects Global Commercial revenue growth to be tempered by the previous softness in new contract awards during the later part of fiscal 2007 and fiscal 2008.  The demand for offshore services is expected to continue to increase as customers seek to lower costs and will present opportunity as well as temper revenue growth in Europe as well as the U.S. Commercial market.   Global Commercial revenue growth will benefit from the acquisitions of Covansys Corporation and First Consulting Group during fiscal 2008.

•	The Company has identified and expects to pursue $30.3 billion of federal opportunities that will be awarded in fiscal 2009, plus an additional $20.7 billion during fiscal 2010.

•	Cash flow from operations for fiscal 2009 is expected to increase from the $1,342.9 million for fiscal 2008.

•
Cash outflow from investing activities, excluding acquisitions, is expected to increase from fiscal 2008 levels primarily as a result of investment in computers and related equipment in the U.S. Commercial, Europe and North American Public Sector.

•
Interest expense is expected to increase for fiscal 2009 as a result of interest on debt issued to acquire Covansys Corporation and First Consulting Group.  If the Company does not close any significant acquisitions, the Company’s debt-to-total capitalization ratio is expected to decline during fiscal 2009 as the Company does not intend to refinance the 6.25% term notes due March 2009 and 3.5% term notes due April 2008 on a long-term basis.

•
The restructuring plan was completed during fiscal 2008 and as such the Company will not have restructuring expense for fiscal 2009.  The Company has also relocated its Corporate headquarters from El Segundo, CA.  to Falls Church, VA.  Costs for this move and transition may be offset by a gain from the sale of the headquarters building in El Segundo, CA.

•
The Company initiated a foreign currency exposure hedging program during fiscal 2008.  The program utilized foreign currency forward contracts to hedge the balance sheet exposure to foreign currency fluctuations.  Beginning in April 2009 the Company will substantially hedge the economic risk related to costs incurred in the Indian Rupee, utilizing foreign currency option contracts.  These contracts will not be treated as hedges for accounting purposes.  As such, marking the options to market on a quarterly basis may create volatility in other income.  The Company expects gains and losses from foreign currency movements to be significantly reduced from fiscal 2008 levels during fiscal 2009.

As discussed in previous sections of this document the Company began the implementation of a comprehensive growth strategy, Project Accelerate, during fiscal 2008.  This strategy focused on five (5) key growth initiatives.  The Company has realigned its business units to support this strategy for fiscal 2009.  As a result of realigning the business units the reportable segments may change for fiscal 2009 reporting.  The Company achieved significant progress with regard to the five growth initiatives:

•
Focus on enhancing industry-specific offerings and value proposition to clients.  The Company realigned its business units and related management for fiscal 2009 to support industry-specific offerings for current as well as potential clients in the Financial Services; Healthcare; Manufacturing, including Aerospace & Defense; Public Sector; Chemical, Energy & National Resources; and Technology/Consumer services industry verticals.

•
Focus on aggressively growing and leveraging its India capabilities.  During fiscal 2008 the Company acquired Covansys Corporation, an India Direct seller of offshore services.  The India operations of Covansys Corporation and the Company’s previously existing operations in India have been combined under one operating entity in India. In addition,  the Company acquired First Consulting Group, a Healthcare industry specialized consulting company with an offshore presence in India and Vietnam.  During fiscal 2009 the Company plans to expand its presence in Vietnam.

•
Focus on further expanding its global footprint.  During fiscal 2008 the Company expanded its capabilities in Asia, as discussed above, and opened a new service center in Lithuania and expanded the existing service center in Prague, Czech Republic.  The Company plans to open an additional service center in Eastern Europe during fiscal 2009.

•
Focus on commercial outsourcing and further strengthen the Company’s ability to deliver the services its clients require consistently and seamlessly across their global enterprise.  For fiscal 2009 the Company has consolidated outsourcing services under one umbrella organization, Global Outsourcing Services.  This organization’s focus will be on managing large, global IT outsourcing engagements as well as the pursuit of mid-market transactions having total contract values between $50 and $350 million.

•	Focus on the North American Public Sector market. The North American Public Sector was awarded $11.3 billion in new awards during fiscal 2008, an increase of 21.6% from the prior year.

In addition to Project Accelerate the Company’s short-term financial and operational objectives include:

1.	Successfully integrate the acquisition of First Consulting Group.

2.	Effectively manage working capital and improve working capital metrics such as DSO.

3. Effectively manage capital investment with a focus on improving return on investment.

4.	Maintain appropriate investment base turnover rates and operating margins, with particular emphasis on the new business, in order to improve return on investment.

5.	Relocate the Corporate Headquarters to Falls Church, VA, with minimal disruption to operations.

RESULTS OF OPERATIONS

Revenues

Revenues for the Global Commercial and North American Public Sector segments (see Note 15 to the consolidated financial statements) for fiscal 2008, fiscal 2007 and fiscal 2006 are as follows:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
U.S. Commercial	$4,128.6	9.3%	$3,776.7	(4.7)%	$3,961.8
Europe	4,824.6	16.4	4,144.6	(.9)	4,182.6
Other International	1,765.2	18.7	1,487.1	9.3	1,360.5
Global Commercial sector	10,718.4	13.9	9,408.4	(1.0)	9,504.9
North American Public sector	5,781.1	6.1	5,446.5	6.0	5,139.9
Corporate
Total	$16,499.5	11.1	$14,854.9	1.4	$14,644.8

The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2008 vs. Fiscal 2007	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial	10.5%		(1.2)%	9.3%
Europe	0.3	8.7%	7.4	16.4
Other International	2.3	11.3	5.1	18.7
Global Commercial sector	4.7	5.6	3.6	13.9
North American Public sector	1.8		4.3	6.1
Total	3.6	3.6	3.9	11.1

Fiscal 2007 vs. Fiscal 2006	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
U.S. Commercial		(4.7)%	(4.7)%
Europe	5.1%	(6.0)	(.9)
Other International	3.3	6.0	9.3
Global Commercial sector	2.7	(3.7)	(1.0)
North American Public sector		6.0	6.0
Total	1.7	(.3)	1.4

Fiscal 2008 revenue growth was the result of internal organic growth in Europe, Other International and North American Public Sector operations, the acquisition of Covansys Corporation, Datatrac and First Consulting Group and the favorable impact of changes in foreign currency exchange rates.   This growth offset the impact of  a decline in commercial awards during fiscal 2007 and 2008 in U.S. Commercial operations and continued softness in the consulting and systems integration business in North America. The growth in Global Commercial revenue for fiscal 2008 of 3.6% (excluding acquisitions and the effects of currency changes) was the result of new engagements and growth on existing engagements as well as growth in consulting and systems integration operations in Europe and growth in our Other International operations.  Other International operations benefited from growth on existing engagements with additional project work in Asia and Australia from growth on new and existing engagements and a professional staffing business.  The growth in Europe and Other International operations was offset by limited new commercial business in North America and the impact of unsuccessful recompete efforts on certain engagements as well as continued softness in demand for consulting and systems integration services in North America.  The acquisition of Covansys Corporation and First Consulting Group contributed 4.7% to revenue growth in the Global Commercial segment, primarily in U.S. Commercial operations.  Currency contributed 5.6% to Global Commercial revenue growth.  The North American Public Sector benefited from revenue growth on existing programs and contracts awarded during fiscal 2007, as well as the acquisition of Datatrac at the end of the third quarter in fiscal 2007.  These positive factors offset the effects of programs with reduced scopes.

Fiscal 2007 growth from Department of Defense contracts in the North American Public Sector and growth in Other International operations helped offset the impact of 1) terminated commercial contracts with Nortel Networks and Sears, 2) the impact of a decline in commercial awards during fiscal 2006 and early 2007 in U.S. Commercial and Europe operations and 3) reduced scope on an intelligence agency program. The decline in Global Commercial revenue for fiscal 2007 of 1.0% (a decline of 3.7% in constant currency) was the result of terminated engagements in U.S. Commercial operations and reductions in scope on a number of contracts in Europe offset by growth in our Australian and Asia operations.  Other International operations benefited from growth on existing business as a result of successful recompete efforts on contracts in Australia and additional project work on contracts in Asia. The North American Public Sector revenue growth benefited from growth on existing programs, contracts awarded during fiscal 2007 and from the acquisition, in the third quarter, of Datatrac.  These positive factors offset the effects of programs with reduced scopes as noted above.

Global Commercial

Revenue from Global Commercial increased during fiscal 2008 compared to the prior year with revenue 13.9% above prior year.  Adjusted for impact of foreign currency exchange rates and excluding revenue from acquisitions revenue was up 3.6% compared to the prior year.  The primary sources for the internal organic growth were Europe with growth from new engagements and consulting and systems integration activities, Other International with growth from project work on existing contracts in Asia and Australia and growth in a professional staffing business in Australia.  Business acquisitions provided $442 million of revenue during fiscal 2008 and movement in foreign currency exchange rates accounted for approximately $530 million of revenue growth during the year.  This growth was partially offset by limited new outsourcing engagements as well as softness in demand for consulting and systems integration services in the United States.

U.S. Commercial revenues, excluding acquisitions, decreased $44 million for fiscal 2008, or 1.2%. The decline was attributable to several factors, the most significant of which was the loss on recompete of contracts with a municipal county government and a hospital company, which combined contributed $55 million of revenue in the prior year.  Other factors contributing to the decline were continued softness in demand for the Company’s consulting and systems integration services, planned rate reductions on certain outsourcing engagements and reduced project work on outsourcing engagements in the United States.  These declines were partially offset by new engagements with an auto parts supplier, a natural resources company and a private university which combined for $77 million in revenue for fiscal 2008.  The acquisition of Covansys Corporation, and of First Consulting Group, combined to provide $396 million of revenue in the United States during fiscal 2008.

During fiscal 2008, European revenues, excluding acquisitions and currency effects, increased $306 million or 7.4% from the prior year.  This growth was from new outsourcing and I/T and professional services engagements with U.K. National Health Service and other UK public sector customers, an investment bank and an auto parts manufacturer which combined for $176 million in revenue growth.  The consulting and systems integration regions provided $75 million of revenue growth with increased project work.  The remaining growth was from existing outsourcing engagements.   Favorable currency effects provided $362 million of revenue growth for fiscal 2008.

Before the effects of currency and acquisitions Other International revenues increased $76 million or 5.1% during fiscal 2008. Australian operations contributed $58 million of revenue growth with the growth attributable to a professional staffing business and increased project work on outsourcing contracts.  Asia contributed $30 million in revenue growth attributable to additional work on various outsourcing engagements. This growth was offset somewhat by a decline in revenue from Canada operations.   Currency effects and the acquisition of Covansys Corporation contributed $168 million and $34 million, respectively, to revenue growth in fiscal 2008.

Revenue from Global Commercial declined in fiscal 2007 compared to the prior year with revenue 1.0% below prior year and on a constant currency basis 3.7% below prior year.  Declines in new contract awards during fiscal 2007, the termination of certain U.S. Commercial contracts, declines in revenue from mature contracts in Europe and continued soft demand for consulting and systems integration offerings were partially offset by growth in Australia and Asia.

U.S. Commercial revenues decreased $175 million for fiscal 2007, or 4.7%. The decline was primarily the result of the termination of the Sears, Roebuck & Co and Nortel Networks contracts, which combined contributed an additional $205 million of revenue in the prior year.  These declines were partially offset by revenue growth on existing outsourcing contracts.  Revenue in the consulting and systems integration business was unchanged from the prior year as the increase in demand for these services in the prior year did not carry forward into fiscal 2008. No significant new contracts contributed to growth in U.S. Commercial business for fiscal 2008.

During fiscal 2007, European revenues decreased $38 million or 0.9% and on a constant currency basis decreased $253 million or 6.0% from the prior year.  Growth from outsourcing and I/T and professional services engagements with U.K. National Health Service and Scandinavia public sector combined for $58 million in revenue growth and favorable currency effects, which contributed $214 million, were offset by revenue declines as a result of reductions in the scope of work for certain outsourcing engagements of $155 million in Northern Europe, the termination of the Nortel Networks contract, a decline in software license sales and continued softness in demand for the Company’s consulting and systems integration services in Germany and Italy.

Other International revenues increased $127 million or 9.3%, 6.0% in constant currency, during fiscal 2007. Australian operations contributed $84 million of revenue growth attributable to a professional staffing business, a major outsourcing contract and success in winning a number of recompete contracts during fiscal 2008.  This growth was offset somewhat by the expiration of a government contract. Asia contributed $59 million in revenue growth attributable to additional work on various outsourcing engagements.  This growth was offset somewhat by a decline in revenue from Canada operations, primarily as a result of the termination of the Nortel Networks contract.

North American Public Sector

The Company’s North American Public Sector revenues were derived from the following sources:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$3,859.7	7.1%	$3,603.3	5.7%	$3,410.3
Civil agencies	1,734.0	2.8	1,686.8	6.2	1,588.8
Other (1)	187.4	19.8	156.4	11.1	140.8
Total North American Public Sector	$5,781.1	6.1	$5,446.5	6.0	$5,139.9

(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the North American Public Sector segment.

North American Public Sector revenue, before acquisitions, was up 4.3% or $236 million to $5,682.1 million for fiscal 2008.  The revenue growth was the result of new business awarded during fiscal 2008 and 2007, increases on existing Department of Defense contracts and a new contract with an aid agency in Other.  The acquisition at the end of the third quarter of the prior year of an identity management and credentialing business contributed $99 million to revenue growth for fiscal 2008. This growth was partially offset by revenue reductions due to the end of a contract and the loss on recompete of two other programs with the Department of Defense.  The North American Public Sector continued to win significant new business during fiscal 2008 with announced new U.S. federal contract awards of $11.3 billion versus $9.2 billion for fiscal 2007 and $7.1 billion for fiscal 2006.

Department of Defense revenue increased $256 million or 7.1% to $3,860 million for fiscal 2008. Growth was the result of continuing demand for equipment procurement and installation services for the U.S. Army with a new procurement contract, increased scope and task orders on a program to provide systems integration services to the U.S. Army, a new program to provide systems integration and equipment installation services to the U.S. Air Force, an increase in task orders on a program to provide programs and software engineering to the Missile Defense Agency, increased task orders on a program to provide management services for certain intelligence services and  additional task orders on a program to provide IT engineering services to the U.S. Navy.  These new programs and tasking provided approximately $356 million in revenue growth for fiscal 2008.  This growth was partially offset by the end of a classified program and a program to provide system development services to the U.S. Army and the loss of contracts to provide maintenance and support services which combined provided additional revenue of approximately $141 million in the prior year.  In addition, on certain programs funds were redirected to other procurement programs and revenue declined on these programs as a consequence.

Civil agencies revenue, excluding acquisitions, decreased $19 million or 1.1% versus fiscal 2007, primarily as a result of reduced activity and the end of certain programs with NASA.  These decreases were offset by the acquisition at the end of the third quarter of the prior year of an identity management and credentialing business which contributed $99 million to revenue growth in fiscal 2008.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $187 million for fiscal 2008, an increase of $31 million from the prior year. This increase was primarily the result of a new contract with a non-governmental aid organization which contributed $31 million of revenue during fiscal 2008.

North American Public Sector revenue growth for fiscal 2007 was 6.0% with revenue up $306.6 million to $5,446.5 million. The revenue growth was the result of new business awarded during fiscal 2007 and 2006, increases on existing Department of Defense contracts and the acquisition in the third quarter of an identity management and credentialing business. This growth was partially offset by reductions in funding for one other significant program as funds were redirected to other Department of Defense programs.  The North American Public Sector continued to win significant new business during fiscal 2007 with announced new U.S. federal contract awards of $9.2 billion versus $7.1 billion for fiscal 2006.

Department of Defense revenue increased $193 million or 5.7% to $3,603.3 million for fiscal 2007. Growth was the result of increased demand for equipment procurement and installation services for the U.S. Army, a program to provide engineering support services to the U.S. Army’s Aviation and Missile Command, an increase in scope for a program to provide mission support services,  a new program to provide engineering logistics and business operations services to the U.S. Army, management services for certain intelligence services, a program to provide flight simulation services to the U.S. Army and the acquisition of an identity management and credentialing business in the third quarter.  These new programs, tasking and acquisition provided approximately $292 million in revenue growth for fiscal 2007.  This growth was partially offset by funding shortfalls on an intelligence services program as funds were redirected to other programs causing a revenue decline of $70 million.

Civil agencies revenue increased $98 million or 6.2% versus fiscal 2006, as a result of increased activity on a contract with the Federal Aviation Administration, and I/T engineering and management services contract with the EPA as well as growth in consulting services provided to various agencies.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $156 million for fiscal 2007, an increase of $16 million from the prior year. This increase was the result of achievement of milestones on a project with a foreign government to provide information technology services.  This increase was partially offset by a reduction in revenue on a contract with the New York Department of Health as the contract evolved from system development to run and maintain and system enhancement work.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2008	2007	2006	2008	2007	2006
Costs of services (excludes depreciation and amortization)	$13,151.9	$11,813.5	$11,724.5	79.7%	79.5%	80.1%
Selling, general and administrative	975.4	918.3	863.8	5.9	6.2	5.9
Depreciation and amortization	1,198.6	1,073.6	1,091.8	7.3	7.2	7.5
Interest expense, net	148.3	168.4	104.3	.9	1.1	.7
Special items	155.8	316.1	77.3	.9	2.1	.5
Other (income)/expense	(48.4)	(41.3)	21.3	(.3)	(.2)	.1
Total	$15,581.6	$14,248.6	$13,883.0	94.4%	95.9%	94.8%

The Company substantially matches revenues and costs in the same currency. As such, foreign currency did not have a material impact on costs and expenses as a percentage of revenue. However, the Company is increasing its use of offshore support and therefore may be exposed to additional margin fluctuations.  As discussed in the Fiscal 2009 Commentary section the Company is addressing the economic risks associated with earning revenue and incurring costs in different currencies through foreign currency options for fiscal 2009.

Costs and expenses as a percentage of revenue for fiscal 2008 decreased 1.5% points to 94.4% from 95.9% for fiscal 2007 primarily as a result of a reduction in costs incurred from restructuring activities which reduced the total cost ratio 1.2% points.   The cost of services ratio increased primarily as a result of an estimate to complete adjustment on a contract with a U.S. government agency.  The selling, general and administrative (SG&A) expense ratio decreased as a result of 1) the impact of restructuring activities, 2) a reduction in bid and proposal costs due to a number of contract renewals in the prior year and 3) the acquisition of Covansys Corporation which has a lower cost ratio than the Company’s legacy business. The depreciation and amortization ratio, after adjusting for rounding effects, was essentially unchanged from the prior year.  The interest expense ratio decreased as a result of two offsetting factors: 1) beginning in fiscal 2008 the classification of income tax related interest expense, as income tax expense as a result of the adoption of FIN 48 which in fiscal 2007 and 2006 was included in interest expense, and 2) additional borrowings of $1.7 billion to finance the acquisitions of Covansys Corporation and First Consulting Group.  Other income increased due to gains from the sale of nonoperating assets which offset a decline in foreign currency exchange gains.

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

Costs of Services

Costs of services as a percentage of revenue increased .2% points to 79.7% for fiscal 2008 as a result of an increase in the North American Public Sector  ratio of 0.6% points to 86.7% and a .1% point increase in the Global Commercial segment to 76.0%.  The increase in the cost of services ratio for the North American Public Sector, was primarily due to an estimate to complete adjustment in Civil agencies.

The Global Commercial cost of services ratio for fiscal 2008 increased slightly due to increases in the ratio in Australia where the ratio increased 2.2% points as a result of revenue growth in a lower margin professional staffing business and an increase in the ratio in U.S. Commercial of .4% points due to various immaterial charges including a charge to resolve a dispute with customer regarding receivables for $13 million.  These increases in the cost ratio were mostly offset by a decrease in the ratio in Europe of 1.5% points as a result of the impact of restructuring activities and cost savings initiatives during the past year.  The ratio for Other International operations increased 1.1% point due to the increase in Australia’s ratio as noted above partially offset by Asia which benefited from restructuring activities.

The North American Public Sector ratio for fiscal 2008 increased .6% points primarily as a result of charges recorded on a fixed price contract with the IRS.  As the result of amending a fixed priced contract with the IRS the Company recorded a forward loss and reduced precontract costs related to the contract to their estimated recoverable amount.  The combined charge was $42 million.  The impact of this charge was partially offset by the improvement in the margin on a fixed price contract and cost reduction initiatives undertaken during fiscal 2008.

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

The North American Public Sector ratio for fiscal 2007 benefited from the impact of an adverse estimate to complete incurred on a state project in the prior year and a revenue increase on this contract during the current year as a result of the client extending the contract.  These changes combined for .4% points favorable impact to the ratio for fiscal 2007.  This favorable impact was partially offset by an adverse cost incurred for contracts with the IRS of ..2% points during fiscal 2007.  These changes, combined, had a .2% point favorable impact on the overall cost of services ratio.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue decreased by .3% points to 5.9% for fiscal 2008.  The improvement in the ratio was attributed to three factors: 1) the restructuring activities in the Global Commercial segment, primarily Europe, where the ratio improved by .6% points 2) lower bid and proposal costs in Australia which had a number of contracts up for re-bid in the prior year 3) the acquisition of Covansys Corporation during the second quarter which has a lower selling, general and administrative expense ratio than the Company’s previously existing businesses.  The North American Public Sector ratio was essentially flat to the prior year with a slight increase in the ratio due to increased bid and proposal costs in fiscal 2008.  At the Corporate level the Company incurred professional services costs as a result of the adoption of FIN 48 and the restatement of the prior year financial statements.  However, these costs were approximately the same as costs incurred during fiscal 2007 related to the stock option investigation and did not result in a significant change in the expense ratio.

Selling, general and administrative (SG&A) expenses as a percentage of revenue increased .3% points to 6.2% for fiscal 2007 primarily as a result of additional compensation expense due to the incremental impact of the adoption of SFAS No. 123(R) and the legal expenses related to the investigation by the Securities and Exchange Commission and the Department of Justice into the Company’s stock option granting practices.  These items had a .3% point net unfavorable impact on the expense ratio for fiscal 2007.  The pretax incremental stock option expense recorded in SG&A as a result of the adoption of SFAS No. 123(R) was approximately $14.2 million ($10.0 million net of taxes) and the pre-tax legal and related expenses related to the stock option investigation, including employee taxes to be paid by the company, were approximately $22.3 million ($15.7 million net of tax).  The comparison of the fiscal 2007 ratio to the prior year ratio benefited from a one-time adverse impact to the prior year ratio for a provision for doubtful accounts, as noted below, which had a .1% point impact on the expense ratio for fiscal 2006.  The allocation of the SFAS No. 123(R) and legal expenses, noted above, for fiscal 2008 resulted in an increase in the North American Public Sector expense ratio of .5% points and an increase in the Global Commercial ratio of .2% points.

Depreciation and Amortization

Depreciation and amortization expense of $1.2 billion for fiscal 2008 represents 7.3% of revenue and was, before rounding effects, essentially unchanged from the prior year.  Depreciation and amortization expense was stable, as a percentage of revenue for both the Global Commercial and North American Public Sector segments. The North American Public Sector depreciation and amortization expense ratio was unchanged from the 2007 level as depreciation and amortization expense increased at approximately the same rate as revenue which increased by 6.1%.  The Global Commercial ratio after rounding effects was flat to the prior year.  The flat ratio in Global commercial was the result of significant upfront capital investment for outsourcing contracts awarded during fiscal 2007 and 2008 in Europe and Asia and capital refreshes necessary on existing contracts, offset by lower levels of capital investment for U.S. commercial operations and a favorable mix variance in Australian operation’s with a shift in asset profiles to longer lived assets.

Depreciation and amortization expense as a percentage of revenue decreased .3% points to 7.2% during fiscal 2007.  The expense ratio improved in both the North American Public Sector and in Global Commercial. The decrease in the expense ratio was the result of revenue growth and a decline in depreciation and amortization expense to $1.1 billion for fiscal 2007.  This decline was the result of an approximately $20 million decrease in depreciation expense for fiscal 2007 due primarily to the termination and disposal of the related assets for the Sears contract and a shift in the mix of the assets in Australia toward longer lived assets.  The North American Public Sector ratio decreased by .2% points as depreciation and amortization expense was held flat and revenue increased by 5.9%.  The Global Commercial ratio decreased ..2% point due to the reduction in expense noted above while revenues were essentially flat to the prior year.

Interest Expense and Interest Income

The decrease in interest expense for fiscal 2008 of $32.5 million compared to fiscal 2007 was primarily due to the election to classify interest on tax related income tax liabilities of $77.8 million on the income tax expense line upon the adoption of FIN 48 during fiscal 2008.  The prior year periods have not been adjusted to reflect this change in classification and include tax related interest of $75.4 million and $41.1 million for fiscal 2007 and 2006, respectively.  Partially offsetting this classification change was interest on $1.7 billion of commercial paper, subsequently converted to senior notes, issued to finance the acquisition of Covansys Corporation and FCG Corporation.  The issuance of the commercial paper and the senior notes resulted in additional interest expense of approximately $40.1 million for fiscal 2008.  Interest income decreased by approximately $12.4 million for fiscal 2008 as a result of a decline in cash balances and income from securities sold in the prior year.

The increase in interest expense for fiscal 2007 of $72.8 million was the result, primarily, of three factors: 1)  the use of  commercial paper to finance the accelerated share repurchase transactions (see Note 10 in the Notes to Consolidated Financial Statements) which increased interest from commercial paper by $19.7 million for fiscal 2007, 2) an increase in equipment under capital leases, particularly in the North American Public Sector, resulted in an increase in interest expense of $13.0 million, and 3) an increase in interest accrued related to income taxes and income tax contingency items of $30.0 million.  Interest income increased approximately $8.7 million for fiscal 2007 as a result of an increase in interest income from tax refund items, interest income from a partnership and interest on cash balances in Asia and Canada.  These increases offset the loss of dividend income from the DynCorp International 13% preferred stock which was redeemed during the first quarter of fiscal 2007.  The result of the increase in interest expense and interest income was an increase in net interest expense of $64.1 million and an increase in the interest expense ratio of .4% points.

Special Items

Special items totaling $155.8 million were recorded during the fiscal year ended March 28, 2008 and consisted of: (1) a $133.4 million restructuring charge (see discussion below), and (2) a $22.4 million charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $316.1 million were recorded for the year ended March 30, 2007 and consisted of:  (1) a $333.4 million restructuring charge (see discussion below), (2) a year to date $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

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

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and received, as a separation benefit, a lump sum cash payment of $11.2 million on January 31, 2008.  Mr. Honeycutt will receive certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2 million, of which $10.4 million was recorded in Special Items and $1.8 million was recorded as additional paid in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 million ($13.6 million net of tax or 8 cents per share).

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

Workforce reductions, including some voluntary terminations, in fiscal 2008 and 2007 were approximately 1,400 and 4,400, respectively.

Termination-related charges of $110.7 million were in fiscal 2008 compared to termination-related charges of $294.3 million in fiscal 2007.  Other costs, which were primarily related to vacant space, of $22.7 million were also recorded during fiscal 2008 compared to $39.1 million in 2007.  All of the restructuring charge in fiscal 2008 was incurred in the Global Commercial reporting segment.  Restructuring charges of $333.4 million were recorded in fiscal year 2007.

The restructuring plan generated savings of approximately $389 million in fiscal 2008 against a plan of $380 million and compares to savings of approximately $180 million in fiscal 2007.  Approximately 92% of the savings come from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs. Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce.  Savings will also be impacted by certain transitional costs as new offshore staff are trained while outgoing staff are still on the payroll.  Such transitional costs were $.3 and $4.1 million for fiscal 2008 and 2007, respectively.

A majority of the planned headcount reductions took place in Europe.  For fiscal 2008, European headcount decreased by approximately 900 compared to 3,000 in fiscal 2007.  Approximately 300 reductions were made in North America in fiscal 2008 compared to 1,100 in the prior year. The balance of the reductions occurred in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $180.4 million were made in fiscal 2008, compared to restructuring-related pre-tax cash payments of approximately $207.2 million in 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008 (in millions):

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Mar. 28, 2008
Workforce reductions	$93.5	$110.7	$(150.9)	$8.0	$61.3
Other	$38.8	22.7	(29.5)	.8	32.8
Total	$132.3	$133.4	$(180.4)	$8.8	$94.1

(1)	Primarily foreign currency translation adjustments.

Other (Income)/Expense

Dollars in millions	2008	2007	2006
Foreign currency (gains)/losses	$(31.2)	$(45.5)	$15.8
(Gain)/Loss on sale of non-operating assets	(17.2)	4.2	5.5
Total Other (Income)/Expense	$(48.4)	$(41.3)	$21.3

The Company reported other (income)/expense of $(48.4) million for fiscal 2008 compared with $(41.3) million in fiscal 2007 and $21.3 million for fiscal 2006.  Other (income)/expense is comprised primarily of foreign currency (gains) and losses on intracompany balances and gains on sale of non-operating assets.  The gain on sale of non-operating assets during fiscal 2008 included the sale of a building in Austin, TX in March for a gain of approximately $11.2 million pre-tax and the sale of available for sale securities for a gain of approximately $4.4 million pre-tax.  Foreign currency net gains and losses for fiscal 2008, 2007 and 2006 were the result of the effect of currency rate movements, primarily, between the U.S. dollar and the Euro, British Pound Sterling, and Australian dollar and between the Euro and the Danish Kroner and British Pound Sterling.

Taxes

The provision for taxes on continuing operations as a percentage of pre-tax earnings was 40.7% for fiscal 2008 compared to 34.5% and 41.9% for fiscal 2007 and 2006, respectively.

The increase in the effective rate as reported for fiscal 2008 as compared to fiscal 2007 was primarily due to a prior year impact of income tax credits and the current year classification of tax related interest and penalties in income tax expense as a result of the adoption of FIN 48 on March 31, 2007.  These increases were partially offset by a decrease in the foreign effective tax rates during fiscal 2008, the remeasurement of tax, penalties, and interest for tax matters relating to fiscal years 1995 to 1999, and changes in accounting methods.

The remeasurement of tax, penalties, and interest for tax matters relating to fiscal years 1995 to 1999 resulted in a decrease of $26.4 ($21.5 net of tax) during fiscal 2008.  The fiscal 2008 tax related interest and penalties increased by $66.2 ($35.4 net of tax).  These amounts are net of reductions of interest and penalties of $30.7 ($21.1 net of tax) resulting from the filing of applications for changes in accounting method effective in fiscal year 2008.

  The fiscal 2007 provision for taxes on continuing operations as a percentage of pre-tax earnings was 34.5% as compared to 41.9% for fiscal 2006.  The decrease in the effective tax rate during fiscal 2007 as compared to fiscal 2006 was the result of lower state tax and additional income tax credits in fiscal 2007, partially offset by an increase in the foreign effective tax rates.

On January 8, 2008, the Company paid a $100 million bond to the IRS related to certain tax matters.  As a result, tax related interest for these tax matters stopped accruing as of the date of the bond payment.

See Note 7 to the consolidated financial statements for further discussion of income taxes.

Discontinued Operations

Income from discontinued operations net of taxes was $57.6 million for fiscal year 2006.  Income from discontinued operations during fiscal 2006 included the gain on sale of Health Plan Solutions of $19.2 million and the gain from the working capital adjustment for the sale of DynCorp International of $38.4 million. The Company received $65.5 million par value preferred stock for the working capital adjustment and recorded taxes of $20.7 million and a valuation allowance of approximately $6.5 million against the preferred stock.

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

Earnings Per Share and Share Base

Earnings per share from continuing operations for fiscal 2008 as compared to fiscal 2007 increased $0.99 to $3.20. Earnings per share from continuing operations for fiscal 2008 benefited from an increase in net income as a result of an increase in revenue and an increase in the income before taxes margin of 1.5% points compared to the prior year.  The increase in the margin was primarily due to a decrease in special charges of $160.3 million from the prior year with an additional 0.3% point increase when special charges are excluded from the calculation.  Earnings per share also benefited from a reduction in the weighted average shares outstanding during fiscal 2008.  This reduction was due to two factors 1) during fiscal 2008 the Company repurchased 21.7 million outstanding shares of common stock through a 10b5-1 repurchase plan for approximately $1.03 billion and received an additional 2.7 million shares as final settlement of the accelerated share repurchase transactions executed during fiscal 2007 and 2) the decrease in the share price during the last half of fiscal 2008 reduced common stock equivalents by 535,000.  These reductions in the weighted average were partially offset by the exercise of 2.4 million employee stock options during the year.  The net result was a decrease in diluted weighted average shares outstanding of 9.6 million shares which resulted in a $0.18/share increase in earnings per share.  See Note 10 to the consolidated financial statements for further discussion of the share repurchase transactions.

Earnings per share from continuing operations for fiscal 2007 as compared to fiscal 2006 decreased $0.14 to $2.21. Earnings per share from continuing operations for fiscal 2007 were adversely impacted by special charges of $1.46 per share and favorably impacted by a decrease in the average share base of 8.3 million shares from fiscal 2006. This decline in the share base was the result of the Company’s acquisition and retirement of 16.4 million shares through two accelerated share repurchase transactions with 9.3 million shares acquired during the first quarter and 7.1 million shares acquired during the second quarter of fiscal 2007.  See Note 10 to the consolidated financial statements for further discussion of these transactions.  This reduction to the share base was partially offset by option exercises during the past twelve months and an increase in common stock equivalents of 1.2 million for fiscal 2007.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash from operations	$1,342.9	$1,578.6	$1,551.3
Net cash used in investing	(2,718.7)	(872.7)	(1,124.0)
Net cash from/(used) in financing	997.9	(955.5)	(150.7)
Effect of exchange rate changes on cash and cash equivalents	26.7	9.0	3.8
Net increase (decrease) in cash and cash equivalents	(351.2)	(240.6)	280.4
Cash and cash equivalents at beginning of year	1,050.1	1,290.7	1,010.3
Cash and cash equivalents at end of year	$698.9	$1,050.1	$1,290.7

Operating cash flow declined during fiscal 2008 as increases in working capital offset an increase in net income and non-cash adjustments.  Cash used in investing activities increased $1.8 billion primarily as a result of the acquisition of Covansys Corporation and First Consulting Group for cash of approximately $1.6 billion.  Net cash provided by financing activities increased approximately $1.9 billion as a result of a long-term debt offering during the fourth quarter for $1.7 billion as well as the issuance of commercial paper.

Operating Cash Flow

As discussed above the decline in operating cash flow for fiscal 2008 was primarily due to increases in working capital.  Operating cash flow for fiscal 2007 increased only slightly from fiscal 2006.  Working capital changes were as follows:

•
During fiscal 2008 the operating cash flow impact from changes in the Company’s receivables was a use of cash of $112 million.  The increase in the Company’s accounts receivable, excluding acquired balances, was primarily in unbilled receivables which increased approximately $100 million during fiscal 2008.  This increase was primarily in the Global Commercial segment and was related to the timing of the work performed during the billing cycle and to unbilled amounts on long-term contracts.  The five day increase in DSO was the result of new receivables associated with new business awards in our European operations, increased receivables associated with NHS unbilled accounts, and the dilutive nature of mid-year acquisitions on this ratio.  These effects were partially offset by improvements in collections in our North American operations.  For fiscal 2007 the use of cash as a result of increases in receivables was due to increases in billed trade accounts receivables and unbilled receivables of approximately $206 million and $246 million, respectively. The increase in trade receivables was across both the North American Public Sector and the Global Commercial segments.  The increase in unbilled receivables related primarily to contracts in Europe and U.S. federal contracts.

•
The cash flow impact of changes in prepaid expenses and other assets was a use of cash of $368 million for fiscal 2008.  The increase in prepaid expenses and other current assets was the result of increases in work-in process balances for fiscal 2008 of $189 million, primarily in Europe and the payment of a $100 million bond to the IRS to stop the accrual of interest on certain tax liabilities.  For fiscal 2007 the use of cash related to prepaid expenses and other current assets was a result of the Company’s investment in deferred costs and work in progress related to certain contracts which increased approximately $231 million during fiscal 2007 compared to an increase of $262 million in the prior year.  The majority of the work in process increases relate to the NHS contract.

•
Activity in accounts payable and certain accrued expenses resulted in a use of cash of approximately $110 million.  During fiscal 2008 accounts payable and certain accrued expenses decreased $381 million from the prior year due to the reversal of income tax related interest and penalties accrued under FAS 5 prior to fiscal 2008 and the accrual of the income tax related interest and penalties as a tax liability as a result of the adoption of FIN 48.  The decrease in accounts payable and accrued expenses was partially offset in cash flow by an increase in accrued payroll of approximately $155 million primarily due to timing of payments.  Accounts payable and accrued expenses, combined, increased $473 million for fiscal 2007 compared to a decrease of $21 million for fiscal 2006.  The increase in the balance for fiscal 2007 was the result of the timing of payments for accounts payable, which included an increase of approximately $110 million for capital expenditure payables, an increase in accrued expenses for restructuring activities and activity on contracts.

•
Activity in deferred income and advanced payments provided a cash inflow of approximately $87 million for fiscal 2008.   The increase was related to advanced contract payments in Europe and the United States as well as sales of software licenses.  For fiscal 2007 cash provided was the result of advanced payments received from customers which increased approximately $270 million during fiscal 2007, primarily as a result of the achievement of billing milestones on a significant development effort for the NHS contract.  Such balances partially offset the Company’s significant investment in this project.

•
The cash flow impact from changes in income tax liabilities and assets was a cash inflow of approximately $25 million for fiscal 2008.  Additions to taxes payable during fiscal 2008 were somewhat offset by payments to tax authorities during the year of approximately $496 million.  For fiscal 2007 and 2006 the Company made payments for taxes of $304.8 million and $147.9 million, respectively.   The Company projects cash payments for taxes to remain at fiscal 2008 levels for fiscal 2009; however, resolution of tax contingencies could have a significant impact on such projections and cash tax payments.

Deferred Costs

The Company has submitted 16 Requests for Equitable Adjustment (REAs) totaling approximately  $900 million on two U.S. Federal contracts which were later converted to interest bearing claims filed with the Armed Services Board of Contract Appeals (ASBCA).  Included in current assets on the Company’s balance sheet is approximately $820 million of unbilled accounts receivable and deferred costs related to the claims on the contracts. CSC has requested payment for certain related out-of-scope work directed or caused by the customers in support of their critical missions. The contractual modification process for scope changes lagged behind the need for CSC to provide critical on-going operational support. The Company does not record any profit element when it defers costs associated with such REAs.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel's evaluation of the facts and assistance in preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company's position is subject to the ongoing evaluation of new facts and information which may come to the Company's attention during the discovery phase of the litigation.

Investing Cash Flow

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

Investing cash out flows increased approximately $1.8 billion during fiscal 2008.  This increase in cash used for investing during fiscal 2008 was primarily due to the acquisition of Covansys Corporation and First Consulting Group for cash.  See Note 3 in the notes to the consolidated financial statements.  Cash paid, net of cash acquired, for these acquisitions was $1.6 billion.  The remaining increase was, primarily, from purchases of computer equipment and deferred outsourcing contracts costs which increased $191 million and $53 million, respectively, during fiscal 2008. The increase in equipment was as a result of equipment replacements on contracts in Europe and the United States while the increase in deferred outsourcing costs was as a result of new contracts in Europe and in the North American Public Sector.

For fiscal 2007 the absence of significant new outsourcing contract awards during the latter part of fiscal 2006 and fiscal 2007 resulted in a reduction in investing cash outflows for computer equipment and related facilities costs and for outsourcing contract costs.  These reductions in cash outflows were partially offset by cash outflows for the acquisition of an identity management and credentialing business (see Note 3 in Notes to Consolidated Financial Statements) and an increase in cash outflows for purchase and development of software as a result of software purchases in Europe, primarily for the National Health Service contract.

While increasing new business will typically require higher overall capital investments, the mix of the new business will also impact the level of capital. The growth in U.S. federal awards and the limited growth in commercial awards during fiscal 2008 are expected to limit the growth in overall capital investment in fiscal 2009 as U.S. federal contracts typically require lower levels of initial investment when compared with similar commercial outsourcing contracts.

Financing Cash Flow

Cash provided by financing activities was $997.9 million for fiscal 2008, an increase of $1.9 billion from the prior year.  The inflow was primarily from the issuance of approximately $2.0 billion of commercial paper, $1.7 billion of which was refinanced with issuance of the $700 million 5.5% Senior Notes due 2013 and $1.0 billion 6.5% Senior Notes due 2018.  This inflow was partially offset by an increase in outflows to acquire outstanding common stock (See Note 10 to the consolidated financial statements) and a decrease in proceeds from the exercise of stock options.

During fiscal 2007 the Company increased its use of capital leases to finance certain equipment purchases related to long term contracts with total capital lease obligations of $152 million as of March 30, 2007. In addition, the Company funded the acquisition and retirement of outstanding shares from two accelerated share repurchase transactions during fiscal 2007 with approximately $600 million of commercial paper and cash on hand.  The commercial paper was redeemed during fiscal 2007 using cash generated from operating activities.  During fiscal 2006 the Company financed its capital investments primarily with cash generated from operations. Partially offsetting the financing cash outflows were cash proceeds from the exercise of employee stock options during fiscal 2007 and 2006 of $94.8 million and $101.1 million, respectively.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $698.9 million at March 28, 2008, $1,050.1 million at March 30, 2007, and $1,290.7 million at March 31, 2006. During fiscal 2008, shareholders’ equity decreased $78.2 million as a result of the Company’s repurchase of outstanding shares through a 10b5-1 share repurchase plan approved by the Company’s board of directors during fiscal 2007 and the impact of the adoption of FIN 48 as of the beginning of fiscal 2008.   The share repurchase reduced shareholders’ equity by $1.03 billion and the adoption of FIN 48 which reduced retained earnings $171.4 million and additional paid in capital approximately $1.5 million.  This reduction in shareholders’ equity was largely offset by;  1)  net income of $544.6 million, 2) an increase in the cumulative translation adjustment account of $225.8 million due to the weak U.S. Dollar, 3) an increase in the unfunded pension adjustment of $180.8 million and 4) the final settlement of the accelerated share repurchase transaction initiated during fiscal 2007 with the receipt of $28.7 million in cash.  Exercises of employee stock options declined during fiscal 2008 as a result of the decline in the Company’s share price during the last half of fiscal 2008.

At the end of fiscal 2008, CSC’s ratio of debt to total capitalization was 38.9%, up from the ratio at the end of fiscal 2007 of 21.4%, and from 19.1% at the end of fiscal 2006. The increase in the debt ratio was  the result of 1) the issuance of $1.7 billion of commercial paper which was converted into long-term notes during fiscal 2008 to fund the acquisitions of Covansys Corporation and First Consulting Group, 2) the issuance of approximately $263 million of commercial paper during the fourth quarter to fund the completion of the 10b5-1 share repurchase plan, and 3) the decrease in shareholders’ equity discussed above.

Dollars in millions	2008	2007	2006
Debt	$3,473.7	$1,505.9	$1,462.1
Equity	5,461.8	5,540.0	6,195.7
Total capitalization	$8,935.5	$7,045.9	$7,657.8
Debt to total capitalization	38.9%	21.4%	19.1%

The Company purchased and retired approximately 21.7 million outstanding common shares through a 10b5-1 share repurchase plan approved by the Company’s Board of Directors during fiscal 2007 at a cost or approximately $1.03 billion. This transaction was financed through available cash on hand and the issuance of approximately $263 million of commercial paper which is currently outstanding.

The Company’s sources of liquidity include cash, commercial paper and committed and uncommitted lines of credit. Short-term borrowings are principally used to supplement operating cash flow in funding working capital requirements.

On July 12, 2007 the Company entered into a new committed line of credit providing $1.5 billion of long-term commercial paper backup.  The line of credit expires on July 12, 2012. In addition the Company entered into a short-term $1.0 billion line of credit to provide additional commercial paper backup on June 25, 2007.  This line of credit expired upon the issuance of the $700 million 5.5% Senior Notes due 2013 and $1.0 billion 6.5% Senior Notes due 2018.  If the Company was unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under the committed line of credit. The line of credit provides the option of being drawn at a Base Rate or a Eurodollar Rate. This line requires the Company to 1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; 2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and 3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. For further details on this agreement please see Exhibit 10.32, which is incorporated by reference to this Annual Report. As of March 28, 2008 the Company’s total liquidity was approximately $1.9 billion which included cash and cash equivalents and marketable securities of $698.9 million and availability under the syndicated backstop credit facility of $1.237 billion.  As of March 28, 2008, the Company had no borrowings under these credit facilities and was in compliance with all terms of the agreements.

At March 28, 2008, the Company had $309.5 million of short-term borrowings, $528.9 million of current maturities of long-term debt and $2.635 billion of long-term debt. As further described in Note 9 to the consolidated financial statements, commercial paper is classified as short-term borrowings.  The current maturities of long-term debt include the Company’s 3.5% term notes with a face value of $300 million due April, 2008 and the 6.25% term notes with a face value of $200 million due March 2009.  The Company plans to redeem these notes with the cash on hand and the issuance of commercial paper during fiscal 2009.  The Company had $262.9 million of outstanding commercial paper as of March 28, 2008.

Liquidity Risk

The Company is exposed to liquidity risk from operations and from the Company’s ability to access the commercial paper and debt markets.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant upfront investment.  Recovery of this investment is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance.  An example is the contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of £2.9 billion.  This is a large and complex contract.  As of March 28, 2008, the Company had a net investment in the contract of approximately $567 million.  Contract assets were $1.2 billion, principally contract work in progress and unbilled receivables but also equipment, software and other assets.  These are partially offset by liabilities for deferred revenue and advanced payments.  The contract is profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond the current estimates, including contingencies the Company has provided for in its estimated costs to complete, could potentially adversely impact such recovery and the Company’s liquidity.

The Company’s ability to access the commercial paper and debt markets at reasonable rates is dependent on liquidity in the credit markets as well as the Company’s financial position.  The Company was successful in issuing $1.7 billion of long-term debt as a private placement under rule 144A during the fourth quarter of fiscal 2008.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, cash balances, and unused short-term borrowing capacity. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 16 to the consolidated financial statements. During fiscal 2002, the Company filed a shelf registration statement for up to $1.5 billion of debt and/or equity securities. The Company has previously issued $600 million worth of term debt from the shelf registration, leaving $900 million of shelf available for additional securities.  As a result of the delay in filing its first and second quarter Form 10-Q’s during fiscal 2008, the Company will not be able to utilize the available shelf registration to issue additional securities until 12 calendar months following the date which the fiscal 2008 second quarter Form 10-Q was filed, which was January 11, 2008.  The Company was able to access the debt capital markets utilizing a Rule 144A offering, as noted above.  However, there can be no assurances the Company will be able to issue debt with acceptable terms in the future.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 28, 2008:

Dollars in millions	Fiscal 2009	Fiscal 2010	Fiscal 2011 & thereafter	Total
Performance guarantees:
Surety bonds	$29.5	$3.1		$32.6
Letters of credit	532.7	11.1	$2.6	546.4
Standby letters of credit	73.0			73.0
Foreign subsidiary debt guarantees	670.3	3.0		673.3
Total	$1,305.5	$17.2	$2.6	$1,325.3

See Note 9 to the notes to consolidated financial statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of March 28, 2008:

Dollars in millions(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$500.0		$1,493.6	$995.8	$2,989.4
Interest on fixed rate debt	168.7	$310.8	245.0	325.0	1,049.5
Capital lease obligations	24.9	47.4	21.7	59.8	153.8
Bank debt	46.6				46.6
Operating leases	268.6	360.8	191.5	134.5	955.4
Minimum purchase obligations	330.9	95.3	5.7		431.9
Other long-term liabilities	4.0	7.7	5.3	4.0	21.0
Total	$1,343.7	$822.0	$1,962.8	$1,519.1	$5,647.6

(1) The Company adopted FIN 48 on March 31, 2007.  See Note 7 to the consolidated financial statements.  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.

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

The above excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be zero in some years. Funding is determined based on a review of benefit obligations and plan assets as well as various regulatory requirements including ERISA and Cost Accounting Standards (CAS) applied to U.S. government contracts. While there are certain minimum contribution requirements, CSC may elect to increase the level of funding of contributions based on a number of factors including performance of pension investments, changes in workforce composition and the ability to recover costs on cost reimbursable contracts. During fiscal 2009, the Company expects to make contributions of approximately $207 million to pension and postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2009 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 11 to the notes to consolidated financial statements for further discussion.

Fiscal 2008 Company contributions amounted to $233.6 million. See Note 11 to the notes to consolidated financial statements for further discussion.

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

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting, which is less than eight percent of the Company’s revenues, the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Our management regularly reviews project profitability and the underlying estimates.

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

Estimates used to determine income tax expense

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.  The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required.

Assumptions related to purchase accounting and goodwill

We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for acquiree integration liabilities as well as litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.  Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

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

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by Statement of Financial Accounting Standards (SFAS) No. 87, as amended by SFAS No. 158 for fiscal 2008 and 2007, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return, for all plans, on plan assets utilized for the fiscal 2008 pension plan valuations was 7.9% compared to 7.7% used in fiscal 2007. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $19 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2008 pension plan valuations was 5.5% compared to 5.3% used for fiscal 2007. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $48 million, or increased it by approximately $54 million, respectively. Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time. For CSC, market returns caused actual pension plan asset returns to lag and exceed those expected in fiscal 2008 and 2007, respectively. Rising discount rates in fiscal 2008, which resulted in lower benefit obligation growth, served to enhance the positive impact of the asset returns for fiscal 2008.  Declining discount rates in fiscal 2007 and 2006, which resulted in higher calculated benefit obligations, served to partially offset or more than offset the positive impact of the asset returns in fiscal 2007 and 2006.

For fiscal 2008 and 2007, SFAS No. 158 requires recognition of a pension obligation if the fair value of plan assets is less than the projected benefit obligation (PBO) at the end of the year.  At the end of fiscal 2008, a number of our pension plans had PBOs in excess of the fair value of their respective plan assets, but due mostly to higher discount rates, lower pension obligations were recognized in 2008 than in 2007.  The effect of this adjustment and the annual measurement in fiscal 2008 was to decrease pension liability by $291.2 million, increase non-current asset by $14.6 million, and decrease accumulated comprehensive loss by $236.6 million ($171.7 million net of taxes).  For fiscal 2007, a number of our pension plans had PBOs in excess of their plan assets’ fair value, thus requiring adjustments to increase pension liability by $403.5 million, decrease intangible assets by $16 million, decrease non-current asset by $87.4 million, and increase accumulated comprehensive loss by $539.7 million ($376.0 million net of taxes).  Based on future plan asset performance and interest rates, additional charges to equity might be required.

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

Foreign Currency

As a large global organization the Company faces exposure to adverse movements in the foreign currency exchange rates.  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process.  The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, as business practices evolve the Company is increasing its use of offshore support and is therefore becoming more exposed to currency fluctuations.

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities.  These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other income and expenses.  In fiscal year 2009, the Company also entered into foreign currency options to manage their exposure to the economic risk from movements in the Rupee against the U.S. Dollar from the Company’s offshore support base in India.

During fiscal 2008, 40.2% of the Company’s revenue was generated outside of the United States. In order to provide an assessment of the Company’s foreign currency exchange rate risk, the Company uses sensitivity analysis to determine the effects on the fair value of our hedge portfolio.  Given a hypothetical 10% increase in the value of the U.S. dollar against all currencies, the Company would decrease revenue by 4.02% or $662.8 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.02% or $662.8 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $53.6 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At March 28, 2008, the Company had approximately $628.7 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $46.6 million of non-U.S. dollar borrowings.

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.  Accordingly, management has determined the Company’s internal control over financial reporting as of March 28, 2008 was not effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2008 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 48.

Date: May 23, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the Company) as of March 28, 2008 and March 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of March 28, 2008 and March 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, Note 7, Note 11 and Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment on April 1, 2006, SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007 and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on March 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Los Angeles, California
May 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
El Segundo, California

We have audited Computer Sciences Corporation’s (the Company) internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment.  There are insufficient knowledgeable and competent tax personnel and the Company’s processes and procedures for accounting for income taxes are inadequate for the Company’s size and complexity.  This deficiency results in a reasonable possibility that a material misstatement to the Company’s income tax expense and related liabilities and deferred tax asset accounts in the annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 28, 2008 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 28, 2008 of the Company and our report dated May 23, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment on April 1, 2006, SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007 and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on March 31, 2007.

/s/Deloitte & Touche LLP

Los Angeles, California
May 23, 2008

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

In millions	March 28, 2008	March 30, 2007

Current assets:
Cash and cash equivalents	$698.9	$1,050.1
Receivables, net of allowance for doubtful accounts of $43.1 (2008) and $58.0 (2007)	4,459.8	4,187.4
Prepaid expenses and other current assets	1,764.5	1,464.0
Total current assets	6,923.2	6,701.5
Investments and other assets:
Software, net of accumulated amortization of $1,005.2 (2008) and $830.3 (2007)	527.4	513.3
Outsourcing contract costs, net of accumulated amortization of $1,219.0 (2008) and $1,167.9 (2007)	925.4	1,029.5
Goodwill	3,975.2	2,500.1
Other assets	659.0	456.7
Total investments and other assets	6,087.0	4,499.6
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,208.5	1,001.0
Computers and related equipment	4,546.9	4,189.7
Furniture and other equipment	504.6	422.2
	6,260.0	5,612.9
Less accumulated depreciation and amortization	3,495.4	3,073.8
Property and equipment, net	2,764.6	2,539.1
	$15,774.8	$13,740.2

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions (except share amounts)	March 28, 2008	March 30, 2007

Current liabilities:
Short-term debt and current maturities of long-term debt	$838.4	$93.7
Accounts payable	798.1	855.7
Accrued payroll and related costs	926.6	732.5
Other accrued expenses	1,638.7	2,014.1
Deferred revenue	1,078.5	1,025.5
Income taxes payable and deferred income taxes	310.0	934.6
Total current liabilities	5,590.3	5,656.1
Long-term debt, net of current maturities	2,635.3	1,412.2
Income tax liabilities and deferred income taxes	1,235.6
Other long-term liabilities	851.8	1,131.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 159,218,613 (2008) and 181,105,129 (2007)	159.2	181.1
Additional paid-in capital	1,770.9	1,876.3
Earnings retained for use in business	3,801.9	4,140.9
Accumulated other comprehensive income (loss)	100.6	(304.3)
	5,832.6	5,894.0
Less common stock in treasury, at cost, 8,101,652 (2008) and 7,787,140 shares (2007)	(370.8)	(354.0)
Stockholders’ equity, net	5,461.8	5,540.0
	$15,774.8	$13,740.2

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions (except per-share amounts)	March 28, 2008	March 30, 2007	March 31, 2006
Revenues	$16,499.5	$14,854.9	$14,644.8
Costs of services (excludes depreciation and amortization)	13,151.9	11,813.5	11,724.5
Selling, general and administrative	975.4	918.3	863.8
Depreciation and amortization	1,198.6	1,073.6	1,091.8
Interest expense	185.4	217.9	145.1
Interest income	(37.1)	(49.5)	(40.8)
Special items	155.8	316.1	77.3
Other (income)/expense	(48.4)	(41.3)	21.3
Total costs and expenses	15,581.6	14,248.6	13,883.0
Income from continuing operations before taxes	917.9	606.3	761.8
Taxes on income	373.3	209.0	319.5
Income from continuing operations	544.6	397.3	442.3
Gain on sale of discontinued operations, net of taxes			57.6
Discontinued operations, net of taxes			57.6
Cumulative effect of change in accounting principle, net of taxes			(4.3)
Net income	$544.6	$397.3	$495.6
Earnings per common share:
Continuing operations	$3.26	$2.25	$2.38
Discontinued operations			0.31
Cumulative effect of change in accounting principle			(0.02)
Basic	$3.26	$2.25	$2.67
Continuing operations	$3.20	$2.21	$2.35
Discontinued operations			0.31
Cumulative effect of change in accounting principle			(0.02)
Diluted	$3.20	$2.21	$2.64
______________

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions (except per-share amounts)	March 28, 2008	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$544.6	$397.3	$495.6
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation and amortization	1,286.4	1,162.0	1,187.5
Stock based compensation	60.3	58.7	32.9
Cumulative effect of change in accounting principle			4.3
Deferred taxes	(65.3)	(207.8)	(45.8)
Special items		2.3	77.3
Loss/(Gain) on dispositions, net of tax	2.5	(23.2)	(60.9)
Provision for losses on accounts receivable	3.1	5.5	28.7
Excess tax benefit from stock based compensation	(10.7)	(12.1)
Foreign currency exchange (gain)/loss	(27.3)	(45.5)	15.8
Impairment losses and contract write-offs	38.7
Cash surrender value in excess of premiums paid	(3.9)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in receivables	(111.8)	(238.9)	(261.6)
Increase in prepaid expenses and other current assets	(367.6)	(324.1)	(193.9)
Increase (decrease) in accounts payable and accruals	(110.2)	395.1	(23.7)
Increase (decrease) in income taxes payable	25.4	70.9	238.9
Increase in deferred revenue	86.6	340.1	73.5
Other operating activities, net	(7.9)	(1.7)	(17.3)
Net cash provided by operating activities	1,342.9	1,578.6	1,551.3
Cash flows from investing activities:
Purchases of property and equipment	(876.6)	(685.9)	(826.9)
Outsourcing contracts	(165.3)	(112.7)	(242.5)
Acquisitions, net of cash acquired	(1,591.1)	(134.3)	(44.1)
Business dispositions		2.8	.5
Software	(171.7)	(154.2)	(151.1)
Other investing activities, net	86.0	211.6	140.1
Net cash used in investing activities	(2,718.7)	(872.7)	(1,124.0)
Cash flows from financing activities:
Net borrowing of commercial paper	255.2
Borrowings under lines of credit	304.7	542.9	454.9
Repayment of borrowings under lines of credit	(317.0)	(564.4)	(477.3)
Proceeds from debt issuance	3,100.0
Principal payments on long-term debt	(1,440.3)	(40.8)	(8.5)
Proceeds from stock options, and other common stock transactions	86.0	94.8	101.1
Excess tax benefit from stock-based compensation	10.7	12.1
Repurchase of common stock and acquisition of Treasury stock	(1,013.2)	(1,000.0)	(227.7)
Other financing activities, net	11.8	(.1)	6.8
Net cash provided by/(used in) financing activities	997.9	(955.5)	(150.7)
Effect of exchange rate changes on cash and cash equivalents	26.7	9.0	3.8
Net increase (decrease) in cash and cash equivalents	(351.2)	(240.6)	280.4
Cash and cash equivalents at beginning of year	1,050.1	1,290.7	1,010.3
Cash and cash equivalents at end of year	$698.9	$1,050.1	$1,290.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Retained	Accumulated
			Additional	For Use	Other	Common	Unearned
In millions except shares in	Common Stock		Paid-In	in	Comprehensive	Stock in	Restricted
thousands	Shares	Amount	Capital	Business	Income (Loss)	Treasury	Stock	Total
Balance at of April 1, 2005	191,662.2	$191.7	$1,732.9	$4,079.0	$45.9	$(19.3)	$(10.7)	$6,019.5

Comprehensive income:
Net income				495.6				495.6
Currency translation adjustment					(152.1)			(152.1)
Unfunded pension obligation					14.2			14.2
Unrealized loss on available for sale securities					7.3			7.3
Comprehensive income								365.0
Acquisition of treasury stock						(327.8)		(327.8)
Stock based compensation expense and option exercises	3,242.1	3.2	149.1				(13.3)	139.0
Balance at March 31, 2006	194,904.3	194.9	1,882.0	4,574.6	(84.7)	(347.1)	(24.0)	6,195.7

Comprehensive income:
Net income				397.3				397.3
Currency translation adjustment					204.0			204.0
Unfunded pension obligation					58.8			58.8
Unrealized gain on available for sale securities					1.0			1.0
Reclassification adjustment for gains realized in net income					(6.9)			(6.9)
Comprehensive income								654.2
Acquisition of treasury stock						(6.9)		(6.9)
Stock based compensation expense and option exercises	2,603.0	2.6	146.9					149.5
Amortization and forfeitures of restricted stock							24.0	24.0
Repurchase common stock	(16,402.2)	(16.4)	(152.6)	(831.0)				(1,000.0)
Adjustment to initially apply FASB Statement No. 158, net of taxes					(476.5)			(476.5)
Balance at March 30, 2007	181,105.1	181.1	1,876.3	4,140.9	(304.3)	(354.0)		5,540.0

Comprehensive income:
Net income				544.6				544.6
Currency translation adjustment					225.8			225.8
Unfunded pension obligation					180.8			180.8
Unrealized gain on available for sale securities					.5			.5
Reclassification adjustment for gains realized in net income					(2.2)			(2.2)
Comprehensive income								949.5
Acquisition of treasury stock						(16.8)		(16.8)
Stock based compensation expense and option exercises	2,425.0	2.4	159.4					161.8
Amortization and forfeitures of restricted stock
Repurchase common stock	(24,311.5)	(24.3)	(263.3)	(712.2)				(999.8)
Adjustment to initially apply FASB Interpretation No. 48, net of taxes			(1.5)	(171.4)				(172.9)
Balance at March 28, 2008	159,218.6	$159.2	$1,770.9	$3,801.9	$100.6	$(370.8)		$5,461.8

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

Prior Period Adjustments

The Company sponsors a retirement plan in Australia that has two elements – a defined benefit element and a defined contribution element.  Both elements of this plan were included in the Company’s defined benefit pension plan disclosures for fiscal 2007 and 2006 (see Note 11- Pension and Other Benefit Plans).  However, accounting guidance provides that each of the two elements should be disclosed in accordance with the accounting guidance applicable to that element.  Therefore, the following changes to 2007 and 2006 amounts in Note 11 have been made to conform to the fiscal 2008 disclosures. In the “Pension Plan” section of Note 11, the following changes have been made. The 2007 beginning projected benefit obligation and fair value of plan assets of the Non-U.S. plans  have each been reduced by $130.9 while the ending amounts of those same items were reduced by $165.8 (such amounts reflecting the net assets and obligation of the defined contribution element of the Australia plan).  In the 2007 Reconciliation of Benefit Obligation table for Non-U.S. Plans, service cost, plan participants’ contributions, actuarial (gain)/loss and foreign currency exchange rate changes have been decreased by $17.0, $13.6, $21.9 and $10.7, respectively, while benefits paid has been decreased by $28.3.  In the 2007 Reconciliation of Fair Value of Plan Assets table for Non-U.S. Plans, actual return on plan assets, employer contribution, plan participant contributions, and foreign currency exchange rate changes have been decreased by $21.9, $17.0, $13.6, and $10.7, respectively, while benefits paid has been decreased by $28.3.  In addition, the Non-U.S. Plan service cost for fiscal 2007 and 2006 has been reduced by $17.0 and $16.1 for fiscal 2007 and fiscal 2006, respectively.  In the “Other Benefit Plans” section of Note 11 the following changes have been made, the Company contributions to defined contribution plans have been increased by $17.0 and $16.1 for fiscal 2007 and fiscal 2006, respectively. The foregoing changes had no impact to the Company’s income statements for fiscal 2007 and 2006 or balance sheet at March 30, 2007.  The Company does not believe these changes to be material.

Accounting Changes

The Company adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” effective March 31, 2007.  See Note 7, Income Taxes, for additional information on the adoption of FIN 48.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The impact of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of March 30, 2007 was as follows:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Other assets	$603.2	$(146.5)	$456.7
Total assets	13,886.7	(146.5)	13,740.2
Other accrued expense	1,998.1	16.0	2,014.1
Income taxes payable and deferred income taxes	1,163.2	(228.6)	934.6
Total current liabilities	5,868.7	(212.6)	5,656.1
Other long-term liabilities	589.3	542.6	1,131.9
Accumulated other comprehensive income	172.2	(476.5)	(304.3)
Total stockholders’ equity	6,016.5	(476.5)	5,540.0
Total liabilities and stockholders’ equity	13,886.7	(146.5)	13,740.2

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

In accordance with SFAS No. 123(R), the Company recognized stock-based compensation expense for fiscal 2008 and fiscal 2007 as follows:

	Fiscal Year Ended
	March 28, 2008	March 30, 2007
Cost of services	$14.0	$13.8
Selling, general and administrative	35.9	44.6
Special items	10.4
Total	$60.3	$58.4
Total net of tax	$37.7	$41.8

The charge to special items of $10.4 ($6.3 net of tax) for fiscal 2008 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 6, Special Items.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The following pro forma table illustrates the impact on net income and earnings per share had the Company applied the fair value expense recognition provisions of SFAS No. 123 for the year ended March 31, 2006:

Fiscal Year Ended March 31, 2006
Net income	$495.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34.3)
Pro forma net income	$485.1
Earnings per share:
Basic – as reported	2.67
Basic – pro forma	2.61
Diluted – as reported	2.64
Diluted – pro forma	2.58

As indicated, the Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding.  Beginning April 1, 2006, the Company determined separate assumptions for the expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior.  This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. Government issued Treasury strips with a period commensurate with the expected term of the options.  In determining the overall risk-free interest rate, a range of interest rates from 2.17% to 5.17% was applied depending on the expected life of the grant.  Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility.  Historical volatility was based on the Company’s 10-year historical daily closing price.  Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of nine months and longer.  The range of volatility used for fiscal 2008 was 31% to 39%.  Forfeitures were estimated based on historical experience.

The weighted average fair value of stock options granted during fiscal 2008, fiscal 2007 and fiscal 2006 were $17.76, $16.67, and $15.59 per share, respectively.  In calculating the actual and pro forma compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Risk-free interest rate	4.58%	4.84%	3.73%
Expected volatility	32%	28%	41%
Expected lives	4.15 years	4.09 years	3.87 years

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.   Amounts subject to significant judgments and estimates include, but are not limited to, costs to complete fixed price contracts, cash flows used in the evaluation of impairment of intangible assets and certain deferred costs, collectibility of receivables, reserves for uncertain tax benefits, loss accruals for litigation and pension related liabilities.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. Federal government. Currently, less than eight percent of the Company’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs may include costs related to customer change orders subject to negotiation with the customer. These deferred costs are recorded as prepaid expenses on the Company’s balance sheet. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident.  The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

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

The sale of proprietary software licenses typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their vendor-specific objective evidence of fair value with the remainder allocated to the delivered software license element.  Vendor-specific objective evidence of fair value for the undelivered elements is determined based on the price charged where each deliverable is sold separately. Revenue allocated to each element is recognized when 1) a written contract is executed, 2) the element has been delivered, 3) the fee is fixed and determinable, and 4) collectibility is reasonably assured. If significant customization is required, software licensing revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing the output method to measure progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Client contracts may include the provision of more than one of CSC’s services.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by authoritative literature.
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

Marketable Securities

The Company classifies its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  During fiscal 2008 the Company sold its remaining available-for-sale security and reclassified $2.9 ($2.2 after taxes) of unrealized gains reported as a component of shareholders’ equity as gains realized in net income.  During fiscal 2007 and 2006 the Company recorded $2.3 ($1.7 after taxes) and $12.1 ($7.3 after tax) of unrealized gains related to available-for-sale securities. Available-for-sale securities are included in Prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other (income)/expense.

During the first quarter of fiscal 2006 the Company redeemed the preferred stock received from the sale of DynCorp International for $168.6, $23.8 representing dividends receivable, resulting in a gain of $11.2 net of taxes of $7.1.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Income Taxes

Accounting for income taxes requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when, based on the weight of available evidence, it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not the tax position will be sustained upon examination.  Uncertain tax positions are measured based on the probabilities the uncertain tax position will be realized upon final settlement.  See Note 7 – Income Taxes.

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk. With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. At March 28, 2008 the Company had foreign currency forward contracts with a notional value of $983 outstanding.  Previous year amounts were not material.

Capital expenditures acquired through capital lease obligations were $40.1 for the year ended March 28, 2008 and capital expenditures in accounts payable were $73.6 for the year ended March 28, 2008.

Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of outsourcing contract premiums of $87.8, $88.4, and $95.7 for fiscal years 2008, 2007 and 2006, respectively, which is reported as a reduction of revenue in the Consolidated Statements of Income.

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2008	2007	2006
Interest	$176.0	$144.4	$95.1
Taxes on income, net of refunds	495.8	304.8	147.9

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of March 28, 2008 and March 30, 2007 the balance of currency translation adjustment included in AOCI was a deferred gain of $418.4 (net of taxes of $19.7) and $192.6 (net of taxes of $17.8), respectively.

The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with forward contracts, with durations generally of 30 days or less, denominated in the same currency as the exposure from the asset or liability.  The Company does not enter into forward contracts for speculative or trading purposes.  Gains and losses from settlement and remeasurement of the forward contracts are recorded in other income and were a net loss of $4.9 for the fiscal year ended March 28, 2008.  As of March 28, 2008, the notional amount of forward contracts outstanding was approximately $983 and the net balance was $1.1.  Previous year amounts were not material.

Financial Instruments

Following is a summary of the carrying amounts and fair values of the Company's significant financial instruments at March 28, 2008 and 2007 (in millions):

	2008			2007
	Notional Amount	Carrying Amount	Estimated Fair Value Amount	Carrying Amount	Estimated Fair Value Amount
Long-term debt (Note 9)	-	$2,989.4	$3,055.4	$1,454.0	$1,474.5
Foreign currency forward contracts, net asset	$982.8	1.1	1.1	-	-
	$982.8	$2,990.5	$3,056.5	$1,454.0	$1,474.5

The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates.

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

	Fiscal Year
	2008	2007	2006
Income from continuing operations	$544.6	$397.3	$442.3
Gain on sale of discontinued operations, net of taxes			57.6
Discontinued operations, net of taxes			57.6
Cumulative effect of change in accounting principle, net of taxes			(4.3)
Net income	$544.6	$397.3	$495.6

Common share information (in millions):
Average common shares outstanding for basic EPS	167.233	176.263	185.693
Dilutive effect of stock options	2.935	3.470	2.291
Shares for diluted EPS	170.168	179.733	187.984

Income from continuing operations	$3.26	$2.25	$2.38
Gain on sale of discontinued operations, net of taxes			0.31
Discontinued operations, net of taxes			0.31
Cumulative effect of change in accounting principle, net of taxes			(0.02)
Basic EPS	$3.26	$2.25	$2.67

Income from continuing operations	$3.20	$2.21	$2.35
Gain on sale of discontinued operations, net of taxes			0.31
Discontinued operations, net of taxes			0.31
Cumulative effect of change in accounting principle, net of taxes			(0.02)
Diluted EPS	$3.20	$2.21	$2.64

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (Continued)

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 7,577,441, 5,214,576 and 2,865,076 for the years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS 160 affects entities that have an outstanding noncontrolling interest in one or more subsidiaries.  The significant provisions of SFAS 160 are summarized below.

•
SFAS 160 requires that minority interests be reported as part of the equity section in the consolidated financial statements versus the current presentation as a liability or in the mezzanine section between liabilities and equity.

•
SFAS 160 also requires that the consolidated income statement include net income of both the parent and the noncontrolling interest and that the net income amounts related to both the parent and the noncontrolling interest be disclosed on the face of the consolidated income statement.  Currently noncontrolling interest net income is reported as an expense or other deduction to arrive at consolidated net income.  SFAS No. 128, “Earnings per Share,” will be amended to clarify that earnings-per-share data will continue to be calculated based on amounts attributable to the parent.

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

•
When a parent deconsolidates a subsidiary due to loss of controlling financial interest SFAS 160 requires that the parent recognize a gain or loss in net income.  Additionally, if a parent retains a noncontrolling equity investment, that investment is measured at fair market value and used in the calculation of the gain or loss.  Previous to this Statement any retained investments were not remeasured before use in calculating the gain or loss.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.   Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, early adoption is allowed. This Statement does not require comparative disclosures for earlier periods at initial adoption.  The Company will adopt this Statement and provide the necessary enhanced disclosure information by the effective date.

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

The Company sold its equity interest in the international and other select operations of DynCorp on February 11, 2005.  The transaction included the sale of the stock of a wholly owned subsidiary which had a tax basis in excess of its carrying value for financial statement purposes. The gain from the sale was subject to working capital adjustments. During fiscal 2006, the Company finalized the working capital adjustments, payable in preferred stock, for the sale of DynCorp International. As a result the Company recorded the receipt of $65.5 of 13% preferred stock, issued as of February 11, 2005 and an additional gain on sale for DI of $38.4 net of taxes of $20.7. Also during fiscal 2006, the Company recognized $20.2 of preferred stock dividend income which is included in interest income in the consolidated statements of income.

The following discloses the results of the discontinued operations:
Fiscal Year 2006
Revenue	$8.0
Income before taxes	(.1)
Income from discontinued operations

Note 3 – Acquisitions

On January 11, 2008, CSC acquired all outstanding shares of First Consulting Group (FCG), a publicly-held U.S corporation, in an all-cash transaction for $13.00 per share, or approximately $275 net of acquired cash.  FCG is a professional services firm focused on healthcare and technology. FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical companies, life sciences organizations, independent software vendors and other clients both within healthcare and in other industries.  The acquisition of FCG will increase the Company’s healthcare capabilities, offerings, and presence in the United States, Europe and Asia.

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates will be finalized no later than the end of the third quarter of fiscal 2009.  Based on the preliminary estimates of fair value, approximately $27 was allocated to identifiable intangible assets and approximately $220 was allocated to goodwill.  Of the $27 allocated to identifiable intangible assets, $3 was assigned to internally developed software (estimated useful life of 5 years), and $24 allocated to customer related intangibles (estimated useful life of 3 years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  The goodwill recognized of $220 was assigned to the Global Commercial segment, none of which is currently expected to be deductible for tax purposes.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3 – Acquisitions (Continued)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  The purchase price allocation herein is based on management’s preliminary assessment of the fair value of both the assets acquired and the liabilities assumed.  The Company is in the process of finalizing the valuation of certain intangible assets and continues to evaluate fair values of other assets and liabilities; thus, the allocation of the purchase price is subject to refinement:
Estimated Fair Values
Accounts receivable	$39
Prepaids and other current assets	10
Other assets	29
Net property, plant and equipment	7
Identifiable intangible assets	27
Goodwill	220
Accounts payable and accrued expenses	(31)
Other liabilities	(26)
Net assets acquired and goodwill	$275

Purchase price	$369
Less cash acquired	(94)
Purchase price net of cash acquired	$275

The following unaudited pro forma information presents consolidated results of operations as if the FCG acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest and depreciation and amortization resulting from the acquisition.  FCG’s proforma results for the first ten months of the twelve months ended March 28, 2008 include a $6.3 one-time tax benefit and nonrecurring costs of $3.7 related to acquisition activities.  Results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the FCG acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
	Twelve Months Ended		Twelve Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenue	$16,499.5	$14,854.9	$16,721.2	$15,136.2

Net Income	$544.6	$397.3	$544.0	$398.4

Basic Earnings Per Share	$3.26	$2.25	$3.26	$2.26

Diluted Earnings Per Share	$3.20	$2.21	$3.20	$2.22

As a result of the FCG acquisition on January 11, 2008, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate FCG into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of FCG office and data center space in the U.S. where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 66 FCG employees.  As of March 28, 2008, 25 employees were terminated.  Consolidation and integration plans are still being finalized in the various geographies where FCG operates; therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for FCG are presented in the following table.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Acquisitions (continued)

	Acquisition Integration Liabilities	Paid as of March 28, 2008	Balance Remaining at March 28, 2008
Facility consolidations	$3.1	-	$3.1
Severance payments	4.6	$2.8	1.8
Other	-	-	-
Total	$7.7	$2.8	$4.9

The Company is currently reviewing the preliminary fair value estimates of assets acquired and liabilities assumed, including valuations associated with identified intangible assets and fixed assets, exit and facility consolidation activities, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition.  Included in fair value matters to be resolved is a pre-acquisition contingency related to an earn-out provision resulting from a prior FCG acquisition.  The Company is awaiting additional information regarding the earn-out provision and estimates of future operating results.  Adjustments to the purchase price allocation are expected to be finalized no later than the third quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.

On July 2, 2007, CSC acquired all the outstanding shares of Covansys Corporation (Covansys), a publicly held U.S. global consulting and technology services company headquartered in Farmington Hills, Michigan, for a cash purchase price of approximately $34.00 per share, or approximately $1.3 billion net of acquired cash.  The acquisition extends CSC’s ability to offer strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys will increase the Company’s delivery capabilities in India and accelerate development of strategic offshore offerings.

The acquisition was accounted for under the purchase method and accordingly, Covansys’ results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates for intangible and fixed assets will be finalized no later than the end of the first quarter of fiscal 2009.  Based on the preliminary estimates of fair value, approximately $176 was allocated to the following identifiable intangible assets including customer relationships at $148, contract backlog $26, internally developed software $1 and trademark/tradename $1, with estimated useful lives of 16, 10, 5 and .5 years, respectively.  Approximately $1.1 billion was allocated to goodwill.  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments anticipated to be provided by the acquisition as described above.  The goodwill recognized of $1.1 billion was assigned to the Global Commercial segment, none of which is currently expected to be deductible for tax purposes.

The following table presents the preliminary allocation of the acquisition and other related cost, to the assets acquired and liabilities assumed, based on their fair values:
Estimated Fair Values
Accounts receivable	$117
Prepaids and other current assets	18
Other assets	5
Net property, plant and equipment	35
Identifiable intangible assets	176
Goodwill	1,099
Accounts payable and accrued expenses	(47)
Other liabilities	(87)
Net assets acquired and goodwill	$1,316

Purchase price	$1,437
Less cash acquired	(121)
Purchase price net of cash acquired	$1,316

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Acquisitions (continued)

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ proforma results for the first three months of the twelve months ended March 28, 2008 include nonrecurring costs of $4.0 related to acquisition activities and results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
	Twelve Months Ended		Twelve Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenue	$16,499.5	$14,854.9	$16,619.1	$15,318.5

Net Income	$544.6	$397.3	$531.5	$372.0

Basic Earnings Per Share	$3.26	$2.25	$3.18	$2.11

Diluted Earnings Per Share	$3.20	$2.21	$3.12	$2.07

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 29 Covansys employees.  As of March 28, 2008, 26 employees had been terminated.  Consolidation and integration plans were finalized in all geographies where Covansys operates except India, where plans to integrate with existing CSC operations are still being developed. Therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

	Acquisition Integration Liabilities	Paid as of March 28, 2008	Other	Balance Remaining at March 28, 2008
Facility consolidations	$4.4	$(1.2)		$3.2
Severance payments	4.9	(3.3)	0.3	1.9
Other	.1			0.1
Total	$9.4	$(4.5)	$0.3	$5.2

The Company is currently reviewing the preliminary fair value estimates of assets acquired and liabilities assumed, including valuations associated with identified intangible assets, exit and facility consolidation activities, assets and liabilities related to taxes and long-term contracts, and other matters unresolved at the time of acquisition.  Adjustments to the purchase price allocation are expected to be finalized no later than the first quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.

As a result of the Datatrac acquisition on December 22, 2006, the Company incurred costs to consolidate facilities and other costs to integrate Datatrac into the Company.  The facility consolidations related to the abandonment and sublease of Datatrac facilities some of which the Company subsequently determined would not be abandoned or subleased. As a result, the Company had to reduce the reserve and goodwill by $4.7 in fiscal 2008.  The components of the final acquisition integration liabilities included in the purchase price allocation for Datatrac are presented in the following table.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 3—Acquisitions (continued)

	Acquisition Integration Liabilities	Paid as of March 28, 2008	Other	Balance Remaining at March 28, 2008
Facility consolidations	$5.9		$4.7	$1.2
Other	.1			.1
Total	$6.0		$4.7	$1.3

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

	Acquisition Integration Liabilities	Paid as of March 28, 2008	Balance Remaining at March 28, 2008
Severance payments	$7.1	$7.1
Facility consolidations	66.7	59.7	$7.0
Other	6.1	3.5	2.6
Total	$79.9	$70.3	$9.6

Note 4—Goodwill

During the second quarter ended September 28, 2007, the Company completed its annual goodwill impairment test. Based on the results of these tests, no impairment losses were identified and performance of step two was not required.

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended March 28, 2008 and March 30, 2007:

	Global Commercial Segment	North American Public Sector Segment	Total
Balance as of March 31, 2006	$1,747.4	553.6	$2,301.0
Additions	16.4		16.4
Acquisitions		92.2	92.2
Dispositions	(.2)		(.2)
Foreign currency translation	90.7		90.7
Balance as of March 30, 2007	1,854.3	645.8	2,500.1

Additions (Adjustments)	1,321.3	(4.7)	1,316.6
Foreign currency translation	158.5		158.5
Transfers	(33.7)	33.7
Balance as of March 28, 2008	$3,300.4	$674.8	$3,975.2

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 4—Goodwill (Continued)

The Global Commercial additions to goodwill during fiscal 2008 relate to the acquisitions of Covansys Corporation and First Consulting Group.  The North American Public Sector adjustments during fiscal 2008 are primarily related to the reversed Datatrac accruals for certain properties which the company determined will continue to be used.  See Note 3 - Acquisitions for further details on the additions and adjustments to goodwill.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”  The above transfer relates to the reporting structure change for certain consulting system and integration reporting units transferred from Global Commercial to North American Public Sector.

The Global Commercial additions to goodwill during fiscal 2007 relate to the acquisition of the remaining interest of a majority owned joint venture.  The North American Public Sector additions to goodwill during fiscal 2007 relate to the Datatrac Information Services acquisition on December 22, 2006.  See Note 3 for further details.  The Global Commercial disposals relate to the divestment of Insurer (I/90) Software Product Business in South Africa.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

Note 5—Other Intangible Assets

A summary of amortizable intangible assets as of March 28, 2008 and March 30, 2007 is as follows:

	March 28, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,532.6	$1,005.2	$527.4
Outsourcing contract costs	2,144.4	1,219.0	925.4
Customer and other intangible assets	387.5	147.9	239.6
Total intangible assets	$4,064.5	$2,372.1	$1,692.4

	March 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,343.6	$830.3	$513.3
Outsourcing contract costs	2,197.4	1,167.9	1,029.5
Customer and other intangible assets	189.1	108.0	81.1
Total intangible assets	$3,730.1	$2,106.2	$1,623.9

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $474.5, $430.8 and $435.6 for the years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.  Estimated amortization related to intangible assets at March 28, 2008 for each of the subsequent five years, fiscal 2009 through fiscal 2013, is as follows: $362.3, $323.5, $245.9, $194.0 and $146.5, respectively.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	March 28, 2008	March 30, 2007
Commercial software products	$181.2	$188.2
Internal-use software	26.1	26.0
Purchased software	320.1	299.1
Total	$527.4	$513.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 5—Other Intangible Assets (Continued)

Amortization of capitalized software development costs and purchased software included in depreciation and amortization of $1,198.6, $1,073.6 and $1,091.8 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, consisted of the following:

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006
Commercial software products	$44.0	$50.3	$53.4
Internal-use software	7.8	12.6	15.9
Purchased software	115.1	87.2	77.5
Total	$166.9	$150.1	$146.8

Note 6 – Special Items

Special items totaling $155.8 were recorded during the fiscal year ended March 28, 2008 and consisted of: (1) a $133.4 restructuring charge (see discussion below), and (2) a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $316.1 were recorded for the year ended March 30, 2007 and consisted of:  (1) a $333.4 restructuring charge (see discussion below), (2) a year to date $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and received, as a separation benefit, a lump sum cash payment of $11.2 on January 31, 2008.  Mr. Honeycutt will receive certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2, of which $10.4 was recorded in Special Items and $1.8 was recorded as additional paid in capital.  The total pre-tax charge recorded in Special Items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4 ($13.6 net of tax).

Effective February 28, 2006, Nortel Networks (Nortel) terminated the Company’s services for certain information technology outsourcing activities covered by the agreement between Nortel and the Company.  As a result, the Company recorded a non-cash special item charge of $77.3 ($48.3 after tax).  The charge relates to the write down of outsourcing contract costs and certain equipment associated with the Nortel contract to estimated fair value, the loss on sale of equipment to Nortel, severance costs and costs associated with terminating the contract.  The Nortel contract is included in the Global Commercial reporting segment.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 6 – Special Items (Continued)

Workforce reductions, including some voluntary terminations, in fiscal 2008 and 2007 were approximately 1,400 and 4,400, respectively.

Termination-related charges were $110.7 in fiscal 2008 compared to termination-related charges of $294.3 in fiscal 2007.  Other costs, which were primarily related to vacant space, of $22.7 were also recorded during fiscal 2008 compared to $39.1 in 2007.  All of the restructuring charge in fiscal 2008 was incurred in the Global Commercial reporting segment.  Restructuring charges of $333.4 were recorded in fiscal year 2007.

A majority of the planned headcount reductions took place in Europe.  For fiscal 2008, European headcount decreased by approximately 900 compared to 3,000 in fiscal 2007.  Approximately 300 reductions were made in North America in fiscal 2008 compared to 1,100 in the prior year. The balance of the reductions occurred in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $180.4 were made in fiscal 2008, compared to restructuring-related pre-tax cash payments of approximately $207.2 in 2007.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2008:

	Liability as of March 30, 2007	Total pre-tax charges recorded year-to-date fiscal 2008	Less Payments	Other(1)	Restructuring liability as of Mar. 28, 2008
Workforce reductions	$93.5	$110.7	$(150.9)	$8.0	$61.3
Other	$38.8	22.7	(29.5)	0.8	32.8
Total	$132.3	$133.4	$(180.4)	$8.8	$94.1

(1)	Primarily foreign currency translation adjustments.

See the following table for a summary of fiscal 2007 activity:

	Total pre-tax charges recorded year-to-date fiscal 2007	Less charges not affecting restructuring liability (1)	Less Payments(2)	Other(3)	Restructuring liability as of March 30, 2007
Workforce reductions	$294.3	$(6.8)	$(201.7)	$7.7	$93.5
Other	39.1	4.2	(5.5)	1.0	38.8
Total	$333.4	$(2.6)	$(207.2)	$8.7	$132.3

(1)	Charges primarily consist of pension benefit augmentations offset by gains on sale of restructured assets.
(2)	Excludes $25.8 cash proceeds received from the sale of a data center facility.
(3)	Foreign currency translation adjustments.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes

Total income tax expense was allocated as follows:

	Fiscal Year
	2008	2007	2006

Income from continuing operations	$373.3	$209.0	$319.5
Income from discontinued operations			26.0
Cumulative effect on prior years of changes in accounting principles			(1.3)
	$373.3	$209.0	$344.2

The sources of income before taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States are as follows:

	Fiscal Year
	2008	2007	2006

Domestic entities	$578.3	$640.6	$526.2
Entities outside the United States	339.6	(34.3)	235.6
Total	$917.9	$606.3	$761.8

The provision for income tax expense on income from continuing operations is classified between current and deferred and by taxing jurisdiction in the following manner:

	Fiscal Year
	2008	2007	2006

Current
Federal	$339.3	$271.4	$359.5
State	33.5	26.3	(39.7)
Foreign	65.8	119.1	45.5
	438.6	416.8	365.3

Deferred
Federal	(85.5)	(88.9)	(130.5)
State	(18.3)	(20.9)	47.3
Foreign	38.5	(98.0)	37.4
	(65.3)	(207.8)	(45.8)
Total provision for income taxes	$373.3	$209.0	$319.5

The current provision includes interest and penalties of $66.2 for uncertain tax positions for fiscal year 2008.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (continued)

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	0.6	0.6	0.6
Change in uncertain tax positions	3.4	1.2	4.1
Foreign rate differential	1.0	5.4	0.2
Income tax credits	(0.7)	(7.8)	(0.2)
Other	1.4	0.1	2.2
Effective tax rate	40.7%	34.5%	41.9%

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	March 28, 2008	March 30, 2007

Deferred tax assets (liabilities)
Employee benefits	$367.8	$456.3
Tax loss/credit carryforwards	260.9	358.9
Depreciation and amortization	(348.5)	(308.8)
Contract accounting	(373.8)	(313.7)
Investment basis differences	(51.3)	(6.5)
Accrued Interest	114.9	75.9
Foreign Currency	(79.8)	(100.7)
State Taxes	79.8	72.9
Other Assets	216.8	203.5
Other Liabilities	(133.6)	(136.8)
Subtotal	53.2	301.0
Valuation allowance	(129.5)	(234.0)
Total deferred tax assets (liabilities)	$(76.3)	$67.0

After netting the results of each tax jurisdiction, the above deferred tax amounts resulted in a net $202.7 liability and a net $75.3 asset that are classified as current in the Company’s balance sheet at March 28, 2008 and March 30, 2007, respectively. All net long-term deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

The decrease to the valuation allowance for the fiscal year ended March 28, 2008 of $104.5 relates primarily to deferred tax assets for net operating losses in certain foreign and state tax jurisdictions released in connection with FIN 48 adoption.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable the Company considers available positive and negative evidence including the period of expiration of the tax asset, planned use of the asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (continued)

At March 28, 2008 and March 30, 2007, the Company has available unused foreign net operating loss (NOL) carryforwards of $1,612.2 and $1,369.7 and state NOL carryforwards of $837.1 and $948.2 and other state credit carryforwards of $47.4 and $29.5.  As of March 28, 2008, the foreign NOL carryforwards can be carried over indefinitely, except for $298.2 which expire at various dates through 2018.  As of March 28, 2008, the state NOL and credit carryforwards expire at various dates through 2028.

The Company is currently the beneficiary of tax holiday incentives in India which expire in fiscal year 2010.  As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $15.6, $7.2 and $5.3 during fiscal years 2008, 2007 and 2006, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $1,147.2 as of March 28, 2008. As the Company intends to permanently reinvest all such earnings, no provision has been made for income taxes that may become payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

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

As a result of the implementation of FIN 48, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $171.4 as a reduction to earnings retained for use in business and $1.5 as an adjustment to additional paid-in-capital.  Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $1,414.8 resulting from unrecognized net tax benefits including interest and penalties of $370.2 and is net of $249.1 of related tax carryforwards.  The balance of the gross liability for uncertain tax positions and the related tax carryforwards at March 31, 2007 have been increased from the amounts disclosed upon adoption by $123.1 representing foreign net operating loss carryforwards which were netted against the related liability for foreign uncertain tax positions at the adoption of FIN 48.  The change had no effect upon the Company's financial statements as the amounts are presented net in the Company's consolidated balance sheets.   Of the $1,414.8 liability for uncertain tax positions, $344.7 was recorded in current liabilities as income taxes payable and deferred income taxes, and approximately $1,070.1 was recorded in non-current liabilities as income tax liabilities in the consolidated condensed balance sheet.

As of March 28, 2008, the estimated value of the Company's uncertain tax positions was a liability of $1,437.4 resulting from unrecognized net tax benefits including interest and penalties of $436.4 and is net of $349.3 of related tax carryforwards.  Of the $1,437.4 liability for uncertain tax positions, $201.8 was recorded in current liabilities as income taxes payable and deferred income taxes, and approximately $1,235.6 was recorded in non-current liabilities as income tax liabilities in the consolidated balance sheet.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest, penalties and related tax carryforwards):

Total
Balance at March 31, 2007	$1,293.7
Gross increases related to prior year tax positions	60.3
Gross decreases related to prior year tax positions	(229.0)
Gross increases related to current year tax positions	162.2
Settlements/Lapse in statute of limitation	(4.7)
Foreign exchange and others	67.8
Balance at March 28, 2008	$1,350.3

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $627.0 (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate.

Prior to the adoption of FIN 48, the Company’s policy was to classify penalties as an operating expense, and interest on tax overpayments and underpayments as interest in arriving at pretax income.  Upon adoption of FIN 48, the Company elected to change its accounting policy and classify interest expense on overpayments and underpayments and uncertain tax positions and penalties in the income tax provision.  As of the date of adoption of FIN 48, the Company had accrued $211.0 of interest and $159.2 of penalties related to income tax matters.  During the year ended March 28, 2008, the Company accrued interest of $77.8 ($47.0 net of tax) and had a net release of penalties of $11.6, and as of March 28, 2008 has recognized a liability for interest of $288.8 ($174.6 net of tax) and penalties of $147.6.

Tax Examination Status

During the next 12 months, it is reasonably possible the Company’s liability for uncertain tax positions may change by a significant amount as a result of the following:

•
The Company completed its settlement discussions with the IRS subject to an additional administrative review with respect to the examination of fiscal years 1995 through 1999.  This administrative review was completed subsequent to fiscal year 2008 and the changes to uncertain tax positions subsequent to year end are not significant.  The statute of limitations will close on these years in the second quarter of fiscal 2009.  The nature of the significant items examined includes bad debt deductions, property transactions, and research credits.

•
The Company’s U.S. federal income tax returns for fiscal years 2000 and beyond remain subject to examination by the IRS. The IRS commenced an examination of fiscal years 2000 through 2004 federal income tax returns beginning in fiscal year 2007, and the Company expects to reach a settlement by December 31, 2008.  Accordingly, the Company has agreed to extend the statute of limitations for these tax years through December 31, 2008.  The nature of the significant items subject to examination includes depreciation and amortization, research credits, and international tax issues.

•
In the first quarter of fiscal year 2009 the Company filed several applications for changes in accounting methods with the IRS associated with certain unrecognized tax benefits.  The nature of the accounting method changes includes deferred rent, reserves, and property tax.

•
The Company is under exam in various states and it is reasonably possible that during the next 12 months the Company may settle certain state tax examinations or voluntarily settle state income tax positions in a negotiated settlement in other states.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 7—Income Taxes (continued)

Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction of the liability for unrecognized tax benefits ranging from approximately $72.1 to $885.1, excluding penalties and interest.

    The Company’s significant foreign jurisdictions including the United Kingdom, Australia, Germany and Canada are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under examination in Canada, UK, and Germany.

Note 8—Receivables

Receivables consist of the following:

	March 28, 2008	March 30, 2007
Billed trade accounts	$2,516.2	$2,383.5
Unbilled recoverable amounts under contracts in progress	1,799.8	1,665.6
Other receivables	143.8	138.3
Total	$4,459.8	$4,187.4

As of March 28, 2008, there were no billed trade accounts receivable for long-term contracts that are unpaid by customers under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.  Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $1,016.7, including $586.0 which is expected to be collected during fiscal 2009 and $430.7 which is expected to be collected within fiscal 2010 and thereafter.

Note 9—Debt

Short-term

The Company’s commercial paper program is backed by a multi-year facility which expires on July 12, 2012.  Outstanding commercial paper is classified as short term obligations on the balance sheet.  At March 28, 2008 and March 30, 2007, the Company had $262.9 and no commercial paper outstanding, respectively.  The weighted average interest rate on the Company’s commercial paper borrowings was 5.1% and 5.4% for the years ended March 28, 2008 and March 30, 2007, respectively.

The Company had $46.6 and $51.9 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of March 28, 2008 and March 30, 2007, respectively.  CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants.  The weighted average interest rate on borrowings under these short-term lines of credit was 3.9% at March 28, 2008 and 3.7% at March 30, 2007.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 9—Debt (Continued)

Long-term

The following is a summary of long-term debt:

	March 28, 2008	March 30, 2007	Effective Rate
6.25% term notes, due March 2009	$200.0	$200.0	6.32%
7.375% term notes, due June 2011	498.8	498.5	7.48
5.00% term notes, due February 2013	298.2	297.8	5.16
3.50% term notes, due April 2008	300.0	299.4	3.77
6.50% term notes, due 2018	995.8		6.56
5.50% term notes, due 2013	696.6		5.61
Capitalized lease liabilities	153.8	151.8
Notes payable	21.0	6.5
Total long-term debt	3,164.2	1,454.0
Less current maturities	528.9	41.8
Total	$2,635.3	$1,412.2

On March 3, 2008, the Company issued $700 principal 5.5% Senior Notes due 2013, and $1,000 principal 6.5% Senior Notes due 2018 through a Section 144A private offering with Banc of America Securities LLC, Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The deferred issuance cost related to the $700 and $1,000 senior notes were $.4 and $.5, respectively, at March 28, 2008.  The Company expects to complete an exchange offer for the notes during fiscal 2009.

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $289.1 (2008) and $325.8 (2007), less accumulated amortization of $79.1 and $88.2, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios and limit the amount of dividend payments. Under the most restrictive requirement, $3,801.9 of retained earnings was available for cash dividends at March 28, 2008.  The Company was in compliance with all covenants at March 28, 2008.

Expected maturities of long-term debt for years subsequent to March 28, 2008 are as follows (in millions):

2009……………………………………………….	$ 528.9
2010……………………………………………….	28.3
2011……………………………………………….	26.8
2012……………………………………………….	516.4
2013……………………………………………….	1,004.2
Thereafter…………………………………………	1,059.6
Total……………………………………………..	$3,164.2

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

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 28, 2008.

	Fiscal 2009	Fiscal 2010	Fiscal 2011 and thereafter	Total
Performance guarantees:
Surety bonds	$29.5	$3.1		$32.6
Letters of credit	532.7	11.1	$2.6	546.4
Standby letters of credit	73.0			73.0
Foreign subsidiary debt guarantees	670.3	3.0		673.3
Total	$1,305.5	$17.2	$2.6	$1,325.3

Note 10 – Share Repurchase Program

On June 29, 2006 the Company’s Board of Directors authorized a share repurchase program of up to $2,000.  The share repurchase program included two accelerated share repurchase transactions, an accelerated share repurchase transaction and a collared accelerated share repurchase transaction, as well as a 10b5-1 share repurchase plan.  In connection with the 10b5-1 share repurchase plan the Company entered into a purchase agreement with Goldman, Sachs & Co. to acquire up to an additional $1.03 billion in market value of outstanding common stock through open market repurchase transactions.  The share repurchase plan was completed during fiscal 2008.  Under the plan the Company acquired approximately 21.7 million shares for $1.03 billion for an average price per share of $47.49 during fiscal 2008.  The acquired shares were retired with common stock, paid-in capital and retained earnings reduced by $21.6, $235.1 and $771.8, respectively.

In connection with the accelerated share repurchase transactions portion of the share repurchase program, the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006.  Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9.3 million shares of common stock on June 29, 2006 from Goldman, Sachs & Co for $500. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7.1 million shares for a payment of $500. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $16.4, $152.6 and $831.0, respectively. The accelerated share repurchase agreement was settled on July 6, 2007 and the Company received $28.7 in final settlement.  The collared accelerated share repurchase agreement was settled during July, 2007 and the Company received an additional 2.7 million shares as final settlement of the transaction.  The final settlement of these transactions reduced common stock $2.7, reduced paid-in capital $28.1, and increased retained earnings $59.5.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans

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

CSC utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to recognize the expense for pension and other postretirement benefit plans, respectively.  CSC has implemented SFAS No. 132(R) (as modified by SFAS No. 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, for financial statement disclosures.  Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

CSC uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans.

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Reconciliation of Benefit Obligation
Projected benefit obligation at beginning of year	$2,202.9	$1,961.6	$2,346.3	$1,956.9
Service cost	119.6	128.2	57.9	64.2
Interest cost	130.0	115.4	120.7	102.2
Plan participants' contributions	47.5	44.7	9.6	22.1
Amendments	13.6	(20.3)	.9	(1.0)
Business (dispositions)/contract acquisitions			(184.5)	1.4
Settlement/curtailment	(2.9)	(.5)	(32.3)	(11.4)
Actuarial (gain) loss	(147.2)	46.2	(150.8)	41.9
Benefits paid	(79.0)	(72.4)	(72.3)	(66.9)
Other expenses				1.7
Foreign currency exchange rate changes			81.9	235.2
Projected benefit obligation at end of year	$2,284.5	$2,202.9	$2,177.4	$2,346.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$1,892.6	$1,594.1	$1,902.2	$1,504.0
Actual return on plan assets	98.0	213.1	99.3	166.6
Employer contribution	126.0	113.4	114.5	101.5
Plan participants' contributions	47.5	44.7	9.6	22.1
Benefits paid	(79.0)	(72.4)	(72.3)	(66.9)
Business/contract acquisitions (disposition)	.3	(.3)	(141.3)	(3.1)
Plan settlement	(2.9)		(29.6)
Other expenses				(9.1)
Foreign currency exchange rate changes			55.3	187.1
Fair value of plan assets at end of year	$2,082.5	$1,892.6	$1,937.7	$1,902.2

Funded status	$(202.0)	$(310.3)	$(239.7)	$(444.1)
Contribution adjustment	27.4	29.0	17.2	22.5
Funded status at End of Year	$(174.6)	$(281.3)	$(222.5)	$(421.6)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Non-current assets	$4 .4	$.2	$18 .8	$8.4
Current liabilities	(6.2)	(5.0)	(5.8)	(6.5)
Non-current liabilities	(172.8)	(276.5)	(235.5)	(423.5)
Accumulated other comprehensive loss	107.7	201.9	328.9	471.3
Net amount recorded	$(66.9)	$(79.4)	$106.4	$49.7

The accumulated benefit obligation at the end of 2008 and 2007 was $3,942.4 and $3,928.1, respectively.

The following is a summary of amounts in accumulated other comprehensive loss as of March 28, 2008 and March 30, 2007 that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Net transition obligation			$(8.5)	$(10.0)
Prior service credit (cost)	$1.1	$14.3	(3.1)	(2.9)
Net actuarial loss	(108.8)	(216.2)	(317.3)	(458.4)
Accumulated other comprehensive loss	$(107.7)	$(201.9)	$(328.9)	$(471.3)

As of March 28, 2008 and March 30, 2007, the balance of minimum liability adjustments included in accumulated other comprehensive loss was $283.1 (net of related taxes of $153.5) and $454.8 (net of related taxes of $218.4), respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations for the years ended March 28, 2008 and March 30, 2007:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Discount rate	6.6%	6.0%	5.6%	5.1%
Rates of increase in compensation levels	4.2%	4.2%	3.5%	3.7%

The following table lists selected information for the pension plans as of March 28, 2008 and March 30, 2007:

	U.S. Plans		Non-U.S. Plans
End of Year	2008	2007	2008	2007
Projected benefit obligation	$2,284.5	$2,202.9	$2,177.4	$2,346.3
Accumulated benefit obligation	2,138.8	2,037.1	1,803.6	1,891.0
Fair value of plan assets	2,082.5	1,892.6	1,937.7	1,902.2

	Plans with Projected		Plans with Accumulated
	Benefit Obligation in		Benefit Obligation in
	Excess of Plan Assets		Excess of Plan Assets
	(U.S. and Non-U.S.)		(U.S. and Non-U.S.)
End of Year	2008	2007	2008	2007
Projected benefit obligation	$4,171.0	$4,496.9	$467.6	$2,286.1
Accumulated benefit obligation	3,688.7	3,876.8	429.0	2,104.6
Fair value of plan assets	3,711.2	3,734.6	220.8	1,855.6

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$119.6	$128.2	$118.3	$57.9	$64.2	$65.3
Interest cost	130.0	115.4	101.6	120.7	102.2	87.7
Expected return on assets	(152.6)	(132.6)	(111.8)	(143.7)	(121.4)	(93.0)
Amortization of transition obligation				1.3	1.2	1.1
Amortization of prior service costs	.4	3.4	3.4	.8	(1.1)	1.0
Amortization of unrecognized net loss	14.6	16.0	23.5	21.2	15.4	16.2
Settlement/curtailment		(.5)		3.0	.7
Special termination benefits and other costs				5.7	5.7
Net periodic pension cost	$112.0	$129.9	$135.0	$66.9	$66.9	$78.3

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1.2, $1.8 and $14.8, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Discount or settlement rates	6.0%	5.9%	5.9%	5.0%	4.9%	5.3%
Expected long-term rates of return on assets	8.5%	8.5%	8.5%	7.2%	7.0%	7.1%
Rates of increase in compensation levels	4.2%	4.4%	4.6%	3.6%	3.5%	3.7%

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

The asset allocation of pension plans at December 31, 2007 and 2006 is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	2007	2006	2007	2006
Equity securities	72%	70%	63%	70%
Debt securities	28%	27%	26%	20%
Other		3%	11%	10%
Total	100%	100%	100%	100%

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

Information about the expected cash flows for pension plans follows:

	Pension Plans
	U.S.	Non-U.S.
	Plans	Plans
Employer contributions
2009 (expected)	$117	$80
Expected Benefit Payments
2009	$100	$65
2010	100	65
2011	115	70
2012	125	75
2013	135	80
2014-2018	910	505

No plan assets are expected to be returned to the Company in the next fiscal year.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$173.0	$149.5	$9.6	$10.8
Service cost	2.4	2.2	.2	.3
Interest cost	10.0	8.8	.5	.5
Plan participants' contributions	2.0	1.7
Amendments		(.5)
Business combination	.4
Curtailment		(.5)		(2.1)
Actuarial gain (loss)	(12.7)	21.8	(.2)
Benefits paid	(9.5)	(10.0)	(.1)	(.1)
Foreign currency exchange rate changes			1.5	.2
Benefit obligation at end of year	$165.6	$173.0	$11.5	$9.6

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$83.2	$76.6
Actual return on plan assets	4.2	7.4
Employer contribution	4.9	7.5	$.1	$.1
Plan participants' contributions	2.0	1.7
Benefits paid	(9.5)	(10.0)	(.1)	(.1)
Fair value of plan assets at end of year	$84.8	$83.2	$	$

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Funded status	$(80.8)	$(89.8)	$(11.5)	$(9.6)
Contribution adjustment	1.3	.6
Funded status at end of year	$(79.5)	$(89.2)	$(11.5)	$(9.6)

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Non-current assets
Current liabilities	$(5.3)	$(4.4)	$(.2)	$(.1)
Non-current liabilities	(74.2)	(84.8)	(11.3)	(9.5)
Accumulated other comprehensive loss	54.1	70.3	1.5	1.8
Net amount recorded	$(25.4)	$(18.9)	$(10.0)	$(7.8)

The following is a summary of amounts in accumulated other comprehensive loss as of March 28, 2008 and March 30, 2007 that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Net transition obligation	$(7.4)	$(9.0)	$(.4)	$(0.3)
Prior service cost	(1.6)	(1.8)		-
Net actuarial loss	(45.1)	(59.5)	(1.1)	(1.5)
Accumulated other comprehensive loss	$(54.1)	$(70.3)	$(1.5)	$(1.8)

As of March 28, 2008 and March 30, 2007, the balance of minimum liability adjustments included in accumulated other comprehensive loss were $34.8 (net of related taxes of $20.7), and $43.8 (net of related taxes of $28.3), respectively.

The following table lists selected information for other postretirement benefit plans of March 28, 2008 and March 30, 2007:
					Plans with Accumulated
					Postretirement Benefit
					Obligation in Excess
					of the Fair Value of
					Plan Assets
	U.S. Plans		Non-U.S. Plans		(U.S. and Non-U.S.)
End of Year	2008	2007	2008	2007	2008	2007
Accumulated postretirement benefit obligation	$165.6	$173.0	$11.5	$9.6	$177.1	$182.6
Fair value of plan assets	84.8	83.2	-	-	84.8	83.2

At March 28, 2008 and March 30, 2007, the Company had no postretirement healthcare plan assets outside the U.S.  Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

For U.S. plans, a weighted-average discount rate of 6.4% and 5.8% was used in the determination of the Company’s postretirement benefit obligation for the years ended March 28, 2008 and March 30, 2007, respectively.  For non-U.S. plans, a weighted-average discount rate of 5.8% and 5.5% was used in the determination of the Company’s postretirement healthcare obligation for the years ended March 28, 2008 and March 30, 2007, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for U.S. postretirement benefit plans was 8.5% for fiscal 2008, declining to 5.0% for 2013 and subsequent years.  For the non-U.S. postretirement benefit plans, it was 8.8% for fiscal 2008, declining to 5.1% for 2018 and subsequent years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement healthcare obligation as of March 28, 2008	$12.9	$(12.8)
Effect on net periodic postretirement healthcare cost for fiscal 2008	$1.0	$(1.2)

The net periodic benefit cost for U.S. and non-U.S. other postretirement benefit plans included the following components:
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Service cost	$2.4	$2.2	$1.4	$.2	$.3	$.3
Interest cost	10.0	8.8	6.8	.5	.5	.4
Expected return on assets	(6.9)	(6.4)	(6.2)
Amortization of transition obligation	1.6	1.6	1.6	.1	.1	.1
Amortization of prior service costs	.7	.7	.7			.7
Recognized actuarial loss	4.3	3.6	.1	.1	.1	.1
Settlement/curtailment		(.2)
Net provision for postretirement benefits	$12.1	$10.3	$4.4	$0.9	$1.0	$1.6

The estimated net transitional obligation, prior service cost and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6, $.4 and $3.7, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.  See the above discussion of Pension Plans for how the assumptions are developed.

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Discount or settlement rates	5.9%	5.9%	5.9%	5.5%	5.2%	5.5%
Expected long-term rates of return on assets [1]	8.5%	8.5%	8.5%

 [1] The Company had no other postretirement benefit plan assets outside the U.S.

The asset allocation for U.S. other postretirement benefit plans at December 31, 2007 and 2006 is as follows:

	Percentage of Plan Assets at Year End
Asset Category	2007	2006
Equity securities	66%	59%
Debt securities	27%	33%
Cash	7%	8%
Total	100%	100%

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (Continued)

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

Employer contributions
2009 (expected)	$10
Expected Benefit Payments
2009	$10
2010	10
2011	15
2012	15
2013	15
2014-2018	70

No plan assets are expected to be returned to the Company in the next fiscal year.

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 28, 2008, plan assets included 8,431,175 shares of the Company’s common stock.  During fiscal 2008, fiscal 2007 and fiscal 2006, the Company contributed $157.3, $140.0, and $139.7, respectively.

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

The liability under this Plan amounted to $89.1 at March 28, 2008, and $89.0 at March 30, 2007. The Company’s expense under the Plan totaled $6.2, $6.0, and $5.8 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $321.3, $345.1 and $299.6 for the years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively. In addition, the Company also has $52.2 of sublease income to be received through 2017.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 28, 2008 are as follows:

Fiscal Year	Real Estate	Equipment
2009	$206.2	$62.4
2010	174.1	28.3
2011	143.7	14.7
2012	111.9	3.9
2013	74.2	1.5
Thereafter	134.5
	$844.6	$110.8

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified service minimums over periods ranging from one to five years. If the Company does not meet the specified service minimums, the Company would have an obligation to pay the service provider a portion or all of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2009 through fiscal 2013, are as follows: $330.9, $79.3, $16, $5.7 and none, respectively.

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

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote.  At March 28, 2008, the Company had $579 of outstanding letters of credit and surety bonds relating to these performance guarantees.  The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (Continued)

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

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  During 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  The case is currently in the discovery phase and it is expected that discovery will continue at least through the remainder of fiscal year 2009.  The court has not issued a scheduling order for the case.  Therefore, there is no deadline for completion of discovery in the case nor has a date been set for a hearing on class certification.

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

As reflected by Form 8-K filings made by Sears Holdings Corporation (SHC) on May 13, 2005 (following merger with K-Mart Holding Corporation), and by the Company on May 16, 2005, SHC’s subsidiary, Sears, Roebuck and Co. (Sears), and the Company were in dispute over amounts due and owing following Sears’ termination of its Master Services Agreement (Agreement) with the Company on May 11, 2005.  The dispute has been settled as reflected in an 8-K filed October 25, 2007.  Under the settlement Sears paid the Company $75, which was received by the Company on January 8, 2008, as scheduled, and provides for the recovery of the Company’s net asset position, with no material impact to income.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (Continued)

The Company has converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts.  Included in current assets on the Company's balance sheet are approximately $449 ($414 of which is subject to the claims) of unbilled receivables and $408 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.  The discovery phase of this litigation is expected to begin in the first half of fiscal 2009.  Discovery in the litigation could continue for a period of one to two years.

With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation will begin in the first half of fiscal year 2009 and could continue for a year or more.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (Continued)

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in both federal and state court in Los Angeles.  The federal action was dismissed with prejudice for failure adequately to allege that a pre-suit "demand" on the Board was excused, and that matter is now on appeal.  A similar suit filed in state court was dismissed on the same grounds, with leave to amend.  The plaintiffs thereafter amended the complaint and the motion to dismiss the amended complaint is pending. The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  That case was initially filed in federal court in New York, but was recently transferred to Los Angeles at the request of the Company.  There have been no substantive proceedings in that case.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Note 13—Stock Incentive Plans

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

At March 28, 2008, 14,085,267 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans

Stock Options

Information concerning stock options granted under stock incentive plans during fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at April 1, 2005	17,826,266	$40.78
Granted	3,084,300	44.49
Exercised	(2,777,353)	34.71
Canceled/Forfeited/Expired	(883,772)	44.45
Outstanding at March 31, 2006	17,249,441	42.36	6.11	$185.3
Granted	3,164,075	55.20
Exercised	(2,567,074)	36.97
Canceled/Forfeited	(488,658)	47.64
Expired	(297,702)	52.33
Outstanding at March 30, 2007	17,060,082	45.23	5.86	140.2
Granted	3,553,466	54.68
Exercised	(2,141,400)	40.18
Canceled/Forfeited	(465,562)	52.53
Expired	(251,572)	54.03
Outstanding at March 28, 2008	17,755,014	47.38	5.79	27.8
Vested and expected to vest in the future at March 28, 2008	17,505,299	47.28	5.79	27.8
Exercisable at March 28, 2008	12,094,576	44.50	4.44	27.7

	March 28, 2008
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.29 – $41.68	4,569,301	$34.74	4.80	4,490,801	$34.66
$41.69 – $46.90	5,033,700	45.33	5.13	4,285,612	45.49
$46.95 – $55.35	6,427,635	54.80	7.94	1,797,093	54.23
$55.88 – $78.94	1,724,378	59.18	2.35	1,521,070	59.26

The total intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $35.1, $43.1 and $48.3, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at March 28, 2008 (for options outstanding), or date of exercise, for options exercised during the period less the applicable exercise price.  The total grant date fair value of stock options vested during fiscal 2008, fiscal 2007 and fiscal 2006 was $22.6, $36.5 and $48.0, respectively.

The cash received from stock options exercised during fiscal 2008 was $86.0.  During fiscal 2008 the Company realized income tax benefits of $25.1 and an excess tax benefit of $10.7 related to the exercise of these stock options.

As of March 28, 2008 there was $59.9 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.01 years.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans (continued)

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

Information concerning stock awards granted under stock incentive plans during fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2005	333,652
Granted	505,928
Released/Redeemed	(10,589)
Forfeited/Canceled	(33,000)
Outstanding at March 31, 2006	795,991	$42.48
Granted	560,752	55.35
Released/Redeemed	(193,584)	45.13
Forfeited/Canceled	(20,142)	45.22
Outstanding at March 30, 2007	1,143,017	48.30
Granted	234,462	52.51
Released/Redeemed	(594,025)	47.69
Forfeited/Canceled	(44,206)	49.95
Outstanding at March 28, 2008	739,248	50.03

As of March 28, 2008 there was $24.3 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 3.03 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At March 28, 2008, 71,100 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans (Continued)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at April 1, 2005	69,285
Granted	11,400
Redeemed	(21,164)
Forfeited/Canceled
Outstanding at March 31, 2006	59,521	$42.45
Granted	14,400	52.39
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at March 30, 2007	73,321	44.44
Granted	19,300	50.61
Released/Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at March 28, 2008	92,021	45.78

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

As of March 28, 2008 there was $0.6 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 4, 2008.

Note 14 – Other Income

	2008	2007	2006
Foreign currency (gains)/losses	$(31.2)	$(45.5)	$15.8
(Gain)/loss on sale of non-operating assets	(17.2)	4.2	5.5
Total Other (Income)/Expense	$(48.4)	$(41.3)	$21.3

The Company reported other (income)/expense of ($48.4) in fiscal 2008, $(41.3) in fiscal 2007, and $21.3 in fiscal 2006. Other (income)/expense is comprised of foreign currency (gains) and losses on intracompany balances, and the sale of non-operating assets. The gains on sale of non-operating assets of $17.2 during fiscal 2008 included the pre-tax gain on the sale of a building in Austin, TX of $11.2 and the pre-tax gain on the sale of available for sale securities of $4.4.  The foreign currency gain of $31.2 was primarily due to the effect of currency rate movements between the U.S. dollar against the Euro, British pound sterling, and Australian dollar, and currency rate movements between the Euro against the Danish Kroner and British pound sterling.  During fiscal 2008 the Company implemented a foreign currency exposure hedging program.  The program utilized foreign currency forward contracts to offset the impact of changes in foreign currency exchange rates on foreign currency intercompany balances.  This program offsets foreign currency gains and losses during fiscal 2008 at a cost of $5.8 in forward points which was also recorded in other income.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 14 – Other Income (Continued)

Other (income)/expense in fiscal 2007 and 2006 were the result of currency rate movements between the U.S. dollar against the Euro, British Pound Sterling, and Australian dollar, and currency rate movements between the Euro against the Danish Kroner and British Pound Sterling.

Note 15—Segment and Geographic Information

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

As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operation. The North American Public Sector operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies. The Company utilizes uniform accounting policies across all of its operating units (see Note 1).  Prior fiscal year reportable segments have been restated to reflect a change in the composition of the Global Commercial and North American Public Sector segments as a result of realigning certain consulting and systems integration business lines.  In addition, the Company has changed the measure of profit or loss disclosed by reportable segment to operating income from earnings (loss) before special items, other income (expense), interest and taxes.  Operating income is currently the predominant metric that the chief operating decision maker utilizes to make decisions about the allocation of resources to the segments and for assessing performance of the reportable segments.  The table below presents financial information for the three fiscal years ended March 28, 2008, for the two reportable segments, and for financial items that cannot be allocated to either operating segment:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 15—Segment and Geographic Information (Continued)

	Global Commercial Sector	North American Public Sector	Corporate	Total
2008
Revenues	$10,718.4	$5,781.1		$16,499.5
Operating income (loss)	962.1	408.7	$(54.4)	1,316.4
Depreciation and amortization	1,032.6	152.3	13.7	1,198.6
Assets	11,555.7	3,591.7	627.4	15,774.8
Capital expenditures for long-lived assets	1,084.4	129.2		1,213.6

2007
Revenues	$9,408.4	$5,446.5		$14,854.9
Operating income (loss)	806.1	437.3	$(56.2)	1,187.2
Depreciation and amortization	915.0	141.2	17.4	1,073.6
Assets	9,424.2	3,734.0	582.0	13,740.2
Capital expenditures for long-lived assets	837.8	74.1	40.9	952.8

2006
Revenues	$9,504.9	$5,139.9		$14,644.8
Operating income (loss)	690.8	400.3	$(21.4)	1,069.7
Depreciation and amortization	931.6	142.9	17.3	1,091.8
Assets	8,573.5	3,554.6	835.4	12,963.5
Capital expenditures for long-lived assets	1,105.6	85.0	29.9	1,220.5

Note:
The capital expenditures for long-lived assets disclosed above are reported on a continuing operations basis and therefore may not agree to amounts disclosed in the consolidated statement of cash flows.

A reconciliation of operating income to income before taxes is as follows:

	Fiscal Year
	2008	2007	2006
Operating income	$1,316.4	$1,187.2	$1,069.7
Corporate G&A	(141.2)	(136.0)	(105.5)
Minority interest expense	(14.3)	(14.8)	(10.6)
Earnings from equity method investments	12.7	13.1	11.1
Interest expense	(185.4)	(217.9)	(145.1)
Interest income	37.1	49.5	40.8
Special items	(155.8)	(316.1)	(77.3)
Other (income)/expense	(48.4)	(41.3)	21.3
Income before taxes	$917.9	$606.3	$761.8

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions except per-share amounts)

Note 15—Segment and Geographic Information (Continued)

Enterprise-wide information is provided in accordance with SFAS No. 131. Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended March 28, 2008 is as follows:

	Fiscal Year
	2008		2007		2006
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$9,909.7	$1,370.7	$9,223.2	$1,392.8	$9,101.7	$1,372.2
Europe:
United Kingdom	2,189.4	571.7	1,900.3	533.2	2,005.1	393.5
Other Europe	2,635.2	355.9	2,244.3	281.1	2,177.5	244.1
Other International	1,765.2	466.3	1,487.1	332.0	1,360.5	310.3
Total	$16,499.5	$2,764.6	$14,854.9	$2,539.1	$14,644.8	$2,320.1

The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. Federal government revenue accounted for 35%, 36% and 35% of the Company’s revenues for fiscal 2008, 2007 and 2006, respectively. At March 28, 2008, approximately 42% of the Company’s accounts receivable were due from the federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2008, fiscal 2007 or fiscal 2006.

Note 16—Agreements with Equifax

The Company has an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the Bureaus) are affiliated credit bureaus of ECIS and utilize ECIS’ credit database to provide credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for the services it provides to them, and for each report supplied by the ECIS system.

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

Note 17—Subsequent Events

During April, 2008 the Company redeemed the $300 3.50% term notes, due April, 2008.

COMPUTER SCIENCES CORPORATION
Quarterly Financial Information (Unaudited)

	Fiscal 2008
In millions except per-share amount	1st Quarter (1)(2)	2nd Quarter (1)	3rd Quarter(1)	4th Quarter(1)
Revenues	$3,837.9	$4,017.2	$4,160.0	$4,484.4
Cost of services (excluding depreciation and amortization)	3,098.1	3,253.8	3,301.6	3,498.4
Income from continuing operations before taxes	169.7	171.6	266.3	310.2
Income from continuing operations	108.1	75.8	179.0	181.7
Net Income	108.1	75.8	179.0	181.7
Earnings per common share:
Basic	$0.62	$0.44	$1.07	$1.16
Diluted	$0.61	$0.43	$1.05	$1.15

	Fiscal 2007
In millions except per-share amount	1st Quarter (3)(4)	2nd Quarter(3)	3rd Quarter(3)	4th Quarter(3)
Revenues	$3,561.1	$3,609.1	$3,640.6	$4,044.1
Cost of services (excluding depreciation and amortization)	2,879.3	2,893.7	2,901.0	3,139.5
Income from continuing operations before taxes	(21.1)	141.4	174.2	311.8
Income from continuing operations	(59.9)	89.5	113.5	254.2
Net Income	(59.9)	89.5	113.5	254.2
Earnings per common share:
Basic	$(0.32)	$0.52	$0.66	$1.47
Diluted	$(0.32)	$0.51	$0.65	$1.44

A discussion of “Special Items” is included in Note 6.

(1)	Includes pre-tax restructuring charges of $26.6, $25.9, $17.5, and $63.5 million for the 1st, 2nd, 3rd, and 4th quarters, respectively.
(2)	Includes pre-tax charge of $22.4 related to the retirement of the Company’s former Chairman and Chief Executive Officer.
(3)	Includes pre-tax restructuring charges of $215.0, $40.2, $42.0, and $36.2 million for the 1st, 2nd, 3rd, and 4th quarters, respectively.
(4)	Includes a pre-tax $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the 1st quarter of fiscal 2007.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts

Three Years Ended March 28, 2008

(Dollars in Millions)

		Additions
In millions	Balance, beginning of period	Charged to cost and expenses	Other (1)	Deductions	Balance, end of period
Year ended March 28, 2008	$58.0	$3.1	$2.4	$20.4	$43.1
Allowance for doubtful receivables
Year ended March 30, 2007
Allowance for doubtful receivables	68.4	5.5	.1	16.0	58.0
Year ended March 31, 2006
Allowance for doubtful receivables	53.1	28.7	2.5	15.9	68.4

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of March 28, 2008.

•
In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting: there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.

As a result of this material weakness, the Company has concluded that its disclosure controls and procedures were not effective as of March 28, 2008. See “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 46 and 47 through 49 of this Annual Report on Form 10-K.

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

During the fiscal quarter ended March 28, 2008, the Company fully completed remediation of the material weakness in controls and procedures over accounting for re-measurement of foreign currency denominated intracompany loans.

Although the Company has initiated remediation measures it has not yet remediated the material weakness over the accounting for income taxes.  Remedial measures undertaken during fiscal 2008 include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.  In 2009, the Company will continue to address these areas and other remediation activities of a longer term nature, such as further process improvement, realignment of financial reporting systems and chart of accounts to better capture tax/legal entity information and implementation of tax applications systems to further automate the year-end tax provision, compliance activities and management of tax audits and settlement activity.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of March 28, 2008.  See Note 13, “Stock Incentive Plans”, to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category (a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (b)	Weighted-average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)(d)
Equity compensation plans approved by security holders	18,332,094	45.89	[1]	14,156,367	[2]
Equity compensation plans not approved by security holders
Total	18,332,094			14,156,367
____________________________
1.
Includes an aggregate of 12 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $46.43 per share that were granted under a plan the Company assumed in connection with the acquisition of Nichols Research Corporation.  This plan did not permit grants or awards subsequent to the date of acquisition.

2.
Includes shares issuable under the 1997 Nonemployee Director Plan and 2001, 1998, and 1984 Stock Incentive Plans.  Each of these plans permits shares to be issued pursuant to any type of arrangement that by its terms involves or might involve the issuance of Common Stock or derivative securities with an exercise or conversion privilege at a price related to the Common Stock or with a value derived from the value of the Common Stock, including, without limitation, sales, bonuses and other transfers of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, RSUs, other securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units and performance shares, and any two or more of the foregoing in tandem or in the alternative.

Also includes shares issuable under the 2006 Nonemployee Director Incentive Plan, and the 2007 and 2004 Incentive Plans.  Each of these plans permits shares to be issued pursuant to stock options, restricted stock  or RSUs,  or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs, or any combination of the foregoing.

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 13 and 14 reference is made to the sections entitled “Stock Ownership,” “Proposal 1—Election of Directors” and “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 2008. Such sections are incorporated herein by reference in their entirety, except for the material included in the “Executive Compensation” section under the caption “Compensation Committee Report.”

PART IV

Item 15. Exhibits, Financial Statement Schedule

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report. See the index on page 45.

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement for Employees(1)

10.10	Form of Career Shares Restricted Stock Unit Agreement for Employees(1)

10.11	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.12
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.13	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.14	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.15	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.16
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007)

10.17
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

10.21	Retirement Agreement with Van B. Honeycutt, effective May 21, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2007)

10.22	Management Agreement with Michael W. Laphen, effective September 10, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2007)

10.23
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

10.25	General Release of Claims, effective January 30, 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2008)

10.26	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.27	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.28	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.30	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.32	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.33	Indenture dated as of March 3, 2008 for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018.

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

21	Significant Active Subsidiaries and Affiliates of the Registrant

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

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
Dated: May 27, 2008
	By:	/s/ Michael W. Laphen
Michael W. Laphen, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/MICHAEL W. LAPHEN Michael W. Laphen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 27, 2008

/s/ DONALD G. DEBUCK Donald G. DeBuck	Vice President, Controller and Chief Financial Officer (Principal Financial Officer)	May 27, 2008

/s/IRVING W. BAILEY, II Irving W. Bailey, II	Director	May 27, 2008

/s/DAVID J. BARRAM David J. Barram	Director	May 27, 2008

/s/STEPHEN L. BAUM Stephen L. Baum	Director	May 27, 2008

/s/RODNEY F. CHASE Rodney F. Chase	Director	May 27, 2008

/s/JUDITH R. HABERKORN Judith R. Haberkorn	Director	May 27, 2008

/s/F. WARREN MCFARLAN F. Warren McFarlan	Director	May 27, 2008

/s/CHONG SUP PARK Chong Sup Park	Director	May 27, 2008

/s/THOMAS H. PATRICK Thomas H. Patrick	Director	May 27, 2008