Form 10-Q
period 2008-08-12
COMPUTER SCIENCES CORP
filed 2008-08-13
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 4, 2008

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐      Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes ☐ No ☒

151,342,152 shares of Common Stock, $1.00 par value, were outstanding on August 1, 2008.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Statements of Income, Three Months Ended July 4, 2008 and June 29, 2007	1

	Consolidated Condensed Balance Sheets, July 4, 2008 and March 28, 2008	2

	Consolidated Condensed Statements of Cash Flows Three Months Ended July 4, 2008 and June 29, 2007	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 6.	Exhibits	54

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In millions except per-share amounts)	July 4, 2008	June 29, 2007

Revenues	$4,437.1	$3,837.9

Costs of services (excludes depreciation and amortization)	3,601.3	3,098.1
Selling, general and administrative	277.5	240.6
Depreciation and amortization	317.2	279.0
Interest expense	63.9	29.2
Interest income	(9.5)	(9.5)
Special items		49.0
Other expense (income)	13.3	(18.2)

Total costs and expenses	4,263.7	3,668.2

Income before taxes	173.4	169.7
Taxes on income	52.8	61.6

Net income	$120.6	$108.1

Earnings per share:

Basic	$0.80	$0.62

Diluted	$0.79	$0.61

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	July 4, 2008	March 28, 2008
ASSETS
Cash and cash equivalents	$615.6	$698.9
Receivables	4,441.2	4,459.8
Prepaid expenses and other current assets	1,953.4	1,764.5
Total current assets	7,010.2	6,923.2

Property and equipment, net	2,759.5	2,764.6
Outsourcing contract costs, net	872.1	925.4
Software, net	524.2	527.4
Goodwill	4,022.5	3,975.2
Other assets	613.1	659.0
Total assets	$15,801.6	$15,774.8

LIABILITIES
Short-term debt and current maturities of long-term debt	$1,142.3	$838.4
Accounts payable	605.1	798.1
Accrued payroll and related costs	935.1	926.6
Other accrued expenses	1,452.9	1,638.7
Deferred revenue	1,031.3	1,078.5
Income taxes payable and deferred income taxes	471.1	310.0
Total current liabilities	5,637.8	5,590.3

Long-term debt, net of current maturities	2,665.6	2,635.3
Income tax liabilities	1,078.1	1,235.6
Other long-term liabilities	816.5	851.8
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 159,466,900 (2009) and 159,218,613 (2008)	159.5	159.2
Additional paid-in capital	1,793.5	1,770.9
Retained earnings	3,897.7	3,801.9
Accumulated other comprehensive income	126.6	100.6
	5,977.3	5,832.6
Less common stock in treasury, at cost, 8,163,133 shares (2009) and 8,101,652 shares (2008)	(373.7)	(370.8)
Total stockholders' equity	5,603.6	5,461.8
Total liabilities and stockholders' equity	$15,801.6	$15,774.8

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	July 4, 2008	June 29, 2007

Cash flows from operating activities:
Net income	$120.6	$108.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization and other non-cash charges	339.6	295.7
Stock based compensation	17.4	23.0
Provision for losses on accounts receivable	8.2	2.7
Foreign currency exchange loss (gain)	10.1	(17.8)
Loss (gain) on disposition, net of taxes	1.3	(2.5)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(114.5)	(308.1)
Decrease in liabilities	(438.7)	(506.8)

Net cash used in operating activities	(56.0)	(405.7)

Investing activities:
Purchases of property and equipment	(195.0)	(190.0)
Outsourcing contracts	(29.5)	(35.8)
Acquisitions	(62.4)
Software	(42.8)	(33.4)
Other investing cash flows	1.2	15.5

Net cash used in investing activities	(328.5)	(243.7)

Financing activities:
Net borrowing of commercial paper	417.1
Borrowings under lines of credit	237.8	56.2
Repayment on lines of credit	(52.0)	(63.1)
Principal payments on long-term debt	(308.2)	(11.4)
Proceeds from debt issuance		1,391.3
Proceeds from stock option and other common stock transactions	6.0	45.0
Repurchase of common stock	(2.9)	(4.4)
Excess tax benefit from stock-based compensation	1.0	5.0
Other financing cash flows		.2

Net cash provided by financing activities	298.8	1,418.8

Effect of exchange rate changes on cash and cash equivalents	2.4	9.9

Net (decrease) increase in cash and cash equivalents	(83.3)	779.3

Cash and cash equivalents at beginning of year	698.9	1,050.1

Cash and cash equivalents at end of period	$615.6	$1,829.4
See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2008.  In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Accounting Change

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective March 28, 2008 for its financial assets and liabilities.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The FASB has deferred the provisions of SFAS No. 157 for non-financial assets and liabilities.  Such assets and liabilities, which include the Company’s non-current assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provision of SFAS No. 157 effective for fiscal year 2010.

SFAS No. 157 specifies a hierarchy of the following valuation techniques with three levels of inputs:

•	Level 1 – quoted prices unadjusted for identical assets or liabilities in an active market;
•	Level 2 – inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities; and
•	Level 3 – inputs that are unobservable. Unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s derivative financial instruments include foreign currency forward contracts and purchased option contracts.  The fair value of the Company’s forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 for forward contracts.  Our option contract valuation inputs are based on quoted pricing intervals from external valuation models and do not involve management judgment. The inputs used to value the option contracts are considered Level 2 inputs.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 – Accounting Change (continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 4, 2008:

	July 4, 2008	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities	$93.4	$93.4
Derivative assets	0.8		$0.8
Total	$94.2	$93.4	$0.8

During the first quarter of fiscal 2009, the Company had $93.4 of available for sale securities which were comprised of investments in debt mutual funds primarily in India.  The company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses included in earnings are reported in other expense/(income) (See Note 6).

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106 and 132R,” requires, beginning with fiscal 2009, that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year end.  The statement provides two approaches for an employer to transition to a fiscal year-end measurement date.  In the first approach, an employer remeasures plan assets and benefit obligations as of the beginning of the fiscal year that the measurement date provisions are applied.  In the second approach, an employer continues to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change.  CSC has chosen to use the second approach.

Under this approach, generally known as the “15-month approach”, net periodic benefit cost for the period between the earlier measurement date and the end of the fiscal year that the measurement date provisions are applied, exclusive of any curtailment or settlement gain or loss, should be allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net period benefit cost for the fiscal year that the measurement date provisions are applied.  For the “gap period” between measurement date and end of fiscal year, the adjustment to retained earnings, net of taxes, at the beginning of 2009 was $24.7.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	July 4, 2008	June 29, 2007

Net income	$120.6	$108.1
Common share information:
Average common shares outstanding for basic EPS	151.187	173.876
Dilutive effect of stock compensation	2.036	3.569
Shares for diluted EPS	153.223	177.445
Basic EPS	$0.80	$0.62
Diluted EPS	$0.79	$0.61

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 10,076,326 and 4,980,977 for the three months ended July 4, 2008 and June 29, 2007, respectively.

Note 4 – Income Taxes

The effective tax rate on income from continuing operations before special items was 30.4% and 35.3%, respectively, for the first quarter of fiscal 2009 and 2008.  The decrease in the fiscal 2009 rate was primarily attributable to a reduction in uncertain tax liabilities due to the filing of accounting method changes and settlements with taxing authorities.

As of July 4, 2008, the Company's liability for uncertain tax positions was $1,446.3 resulting from unrecognized tax benefits including interest and penalties and net of tax carryforwards.  During the first quarter of fiscal 2009 the Company recorded $.9 of interest on uncertain tax positions and $1.8 of related penalties in income tax expense. These amounts are net of a reduction in interest and penalties of $4.6 and $1.6, respectively, as a result of filing changes in method of accounting during the first quarter of fiscal 2009, and $1.5 and $1.3 related to settlements with taxing authorities.  The nature of the accounting method changes includes deferred rent, reserves, and property tax.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Income Taxes (continued)

The income taxes payable and deferred income taxes line included in current liabilities consists of the following:

	July 4, 2008	March 28, 2008

Income Taxes	$108.0	$104.9
Deferred Tax Liabilities	(211.0)	(213.2)
Liability for Uncertain Tax Position	(368.1)	(201.7)
Total	$(471.1)	$(310.0)

Prepaid expenses and other current assets includes the current portion of deferred income taxes of $14.4 and $10.5 as of July 4, 2008 and March 28, 2008, respectively.

Other assets includes non-current deferred income tax asset of $117.4 and $126.5 as of July 4, 2008 and March 28, 2008, respectively.

During the next twelve months, it is reasonably possible the Company’s liability for uncertain tax positions may change by a significant amount as a result of the following:

•
The Company’s U.S. federal income tax returns for fiscal years 2000 and beyond remain subject to examination by the IRS. The IRS commenced an examination of fiscal years 2000 through 2004 federal income tax returns beginning in fiscal year 2007, and the Company expects to reach a settlement by December 31, 2008.  Accordingly, the Company has agreed to extend the statute of limitations for these tax years through March 27, 2009.  The nature of the significant items subject to examination includes depreciation and amortization, research credits, and international tax issues.

•
The Company is under exam in various states and it is reasonably possible that during the next 12 months the Company may settle certain state tax examinations or voluntarily settle state income tax positions in a negotiated settlement in other states.

•
The Company’s significant foreign jurisdictions including the United Kingdom, Australia, Germany, and Canada are subject to examination for various years beginning in fiscal year 2001.  The Company is currently under examination in Canada, UK, and Germany.

Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company may need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for unrecognized tax benefits ranging from approximately $7.5 to $850, excluding penalties and interest.

 COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 13 of the Company’s 2008 Annual Report filed on Form 10-K.  For the three months ended July 4, 2008 and June 29, 2007, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	July 4, 2008	June 29, 2007
Cost of services	$4.3	$3.3
Selling, general and administrative	13.1	9.3
Special items		10.4
Total	$17.4	$23.0
Total net of tax	$12.4	$14.0

The charge to special items of $10.4 ($6.3 net of tax) for the three months ended June 29, 2007 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 13, Special Items.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the three months ended July 4, 2008 and June 29, 2007 were $15.97 and $17.84 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Three Months Ended
	July 4, 2008	June 29, 2007
Risk-free interest rate	3.24%	4.73%
Expected volatility	36%	31%
Expected lives	4.08 years	4.14 years

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At July 4, 2008, 11,508,645 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	Three Months Ended July 4, 2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 28, 2008	17,755,014	$47.38	5.79	$27.8
Granted	2,393,673	$48.46
Exercised	(180,901)	$33.15
Canceled/forfeited	(147,720)	$54.50
Expired	(655,082)	$53.68
Outstanding at July 4, 2008	19,164,984	$47.38	6.23	$70.7

Vested and expected to vest in the future at July 4, 2008	18,776,694	$47.30	6.23	$70.6
Exercisable at July 4, 2008	13,529,858	$45.52	4.99	$69.5

The total intrinsic value of options exercised during the three months ended July 4, 2008 and June 29, 2007 was $2.6 and $19.1, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at July 4, 2008 (for options outstanding), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the three months ended July 4, 2008 and June 29, 2007 was $6.0 and $45.0, respectively.  During the three months ended July 4, 2008 and June 29, 2007 the Company realized income tax benefits of $4.5 and $11.5, respectively, and an excess tax benefit of $1.0 and $5.0, respectively, related to the exercise of these stock options.

As of July 4, 2008, there was $83.1 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.21 years.

Equity Awards

Equity awards (restricted stock and RSUs) generally vest over periods of three to five years.  Restricted stock awards consist of shares of common stock of the Company issued at a price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

A portion of the equity awards granted during the three months ended July 4, 2008 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period ending April 1, 2011.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the three months ended July 4, 2008, six senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning equity awards granted under stock incentive plans is as follows:

	Three Months Ended July 4, 2008
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	739,248	$50.03
Granted	384,033	$48.58
Released/Redeemed	(186,421)	$46.73
Forfeited/Canceled	(1,039)	$55.35
Outstanding at July 4, 2008	935,821	$50.08

As of July 4, 2008, there was $41.1 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.84 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  At July 4, 2008, 71,100 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	Three Months Ended July 4, 2008
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	92,021	$45.78
Granted
Redeemed
Forfeited/canceled
Outstanding at July 4, 2008	92,021	$45.78

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

As of July 4, 2008 there was $.1 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 4, 2008.

Note 6 – Other Expense/(Income)

For the quarter ended July 4, 2008 and June 29, 2007, the components of other expense/(income) were as follows:

	Three Months Ended
	July 4, 2008	June 29, 2007
Foreign exchange losses/(gains)	$13.5	$(18.2)
(Gain) on sale of non-operating assets	(.2)
Total Other Expense/(Income)	$13.3	$(18.2)

Other expense/(income) includes foreign currency (gains) and losses on intercompany and foreign currency balances, (gains) and losses on foreign exchange forward contracts and purchased options, and (gains) and losses from the sale of non-operating assets or immaterial businesses.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 6 – Other (Income)/Expense (continued)

Subsequent to the second quarter of fiscal 2008, the Company expanded its hedging program to include forward contracts for previously unhedged intercompany loans.  As of July 4, 2008, the notional amount of forward contracts outstanding was approximately $878.  The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with forward contracts denominated in the same currency as the exposure from the asset or liability.

Also in first quarter of fiscal year 2009, the Company implemented a purchased currency option hedging program to protect its operating margins from fluctuations in exchange rates between the U.S. dollar and the Indian Rupee.  The options purchased are Indian Rupee call options versus the U.S. dollar and the amounts purchased are based on expected billings for each month in Indian Rupees throughout fiscal year 2009.  While the hedging program is designed to protect CSC’s operations from a loss due to a rise in the Indian Rupee, the actual impact from the options is recorded in other expense/(income).  The total premium cost paid for the Company’s option program for first quarter of fiscal year 2009 was $4.7 and of this amount $3.9 was expensed in the current quarter.  As of July 4, 2008, the notional amount of option contracts outstanding was approximately $245.

The Company does not enter into derivative contracts for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other expense/(income).

Note 7 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	July 4, 2008	March 28, 2008
Property and equipment	$3,634.1	$3,495.4

Note 8 – Dividends

No dividends were paid during the periods presented.  At July 4, 2008 and March 28, 2008, there were 159,466,900 and 159,218,613 shares, respectively, of $1.00 par value common stock issued including 8,163,133 and 8,101,652 shares, respectively, of treasury stock as of July 4, 2008 and March 28, 2008.

Note 9 – Cash Flows

Cash payments for interest on indebtedness were $37.5 and $18.6 for the three months ended July 4, 2008 and June 29, 2007, respectively.  Net cash payments for taxes on income were $19.2 and $71.7 for the three months ended July 4, 2008 and June 29, 2007, respectively.  Noncash investing activities included capital lease obligations of $37.8 and $1.5 for the three months ended July 4, 2008 and June 29, 2007, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	July 4, 2008	June 29, 2007

Net income	$120.6	$108.1
Foreign currency translation adjustment	25.1	54.5
Unfunded pension adjustment	.9	4.5
Unrealized gain on available for sale securities		.4
Comprehensive income	$146.6	$167.5

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, unamortized benefit plan costs, and net unrealized gain on available for sale securities.

Note 11 – Segment Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.   As a result of the Company’s comprehensive new growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Services and Solutions (BS&S).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”   The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes Business Services and Solutions – Consulting operating segments by geographies and vertical operations.  The BS&S – Consulting operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other” as indicated by SFAS 131.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as Business Services and Solutions-Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BS&S service line is comprised of the Business Services and Solutions –Consulting, Financial Services Sector reportable segments and Business Services and Solutions – Other.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (Continued)

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally. The Business Services and Solutions-Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  The Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies globally. The operating segments comprising Business Services and Solutions-Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

			Business Services and Solutions
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total

Three Months Ended July 4, 2008
Revenues	$1,492.7	$1,790.6	$541.9	$262.4	$376.3	$4.5	$(31.3)	$4,437.1
Operating Income (loss)	114.0	87.9	33.4	40.9	29.2	(23.2)	(.3)	281.9
Three Months Ended June 29, 2007
Revenues	1,420.0	1,594.6	404.2	250.8	193.1	4.6	(29.4)	3,837.9
Operating Income (loss)	108.8	94.9	16.1	37.3	8.7	(12.0)	(2.4)	251.4

A reconciliation of operating income to income before taxes is as follows:

	First Quarter Ended
	July 4, 2008	June 29, 2007

Operating income	$281.9	$251.4
Minority interest expense	(4.6)	(3.2)
Equity earnings	5.5	4.5
Corporate G&A	(41.7)	(32.5)
Interest expense	(63.9)	(29.2)
Interest income	9.5	9.5
Special items		(49.0)
Other (expense)/income	(13.3)	18.2
Income before taxes	$173.4	$169.7

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets

A summary of the Company’s changes in the carrying amount of goodwill for the three months ended July 4, 2008 is as follows:

Total
Balance as of March 28, 2008	$3,975.2
Additions (adjustments)	30.0
Foreign currency translation	17.3
Balance as of July 4, 2008	$4,022.5

The addition to goodwill of $30 includes approximately $20 related to the acquisition of Computer Systems Advisers (M) Berhad (CSAM), and $10 related to a purchase accounting adjustment for a prior acquisition.  See note 14 for further details regarding the acquisition of CSAM.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”  As discussed in note 11, during the first quarter of fiscal 2009, the Company’s reporting segments now consist of five reportable segments, North American Public Sector, Global Outsourcing Services, Business Services and Solutions-Consulting, Financial Services and Business Services and Solutions-Other.  The Company has not completed the allocation of goodwill to reflect the change in reportable segments.  The Company will complete this process by the end of the second quarter of fiscal 2009.  See Note 11 for further details.

A summary of amortizable intangible assets as of July 4, 2008 and March 28, 2008 is as follows:

	July 4, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,575.0	$1,050.8	$524.2
Outsourcing contract costs	2,146.5	1,274.4	872.1
Customer and other intangible assets	387.5	159.9	227.6

Total intangible assets	$4,109.0	$2,485.1	$1,623.9

	March 28, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,532.6	$1,005.2	$527.4
Outsourcing contract costs	2,144.4	1,219.0	925.4
Customer and other intangible assets	387.5	147.9	239.6

Total intangible assets	$4,064.5	$2,372.1	$1,692.4

Amortization related to intangible assets was $133.9 and $107.6 for the three months ended July 4, 2008 and June 29, 2007, respectively.  Estimated amortization expense related to intangible assets as of March 28, 2008 for each of the subsequent five years, fiscal 2009 through fiscal 2013, is as follows: $362.3, $323.5, $245.9, $194.0 and $146.5, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items

The Company did not record any charges related to special items during the quarter ended July 4, 2008.  Special items totaling $49.0 were recorded during the quarter ended June 29, 2007, and included a $26.6 restructuring charge and a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer.

As previously announced in a Form 8-K filed on May 25, 2007, the Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and received, as a separation benefit, a lump sum cash payment of $11.2 on January 31, 2008 as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock based compensation of $12.2, of which $10.4 was recorded in special items and $1.8 was recorded as additional paid-in capital.  The total pre-tax charge recorded in special items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan were to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consisted predominantly of severance and related employee payments resulting from terminations.

The Company did not record any termination-related restructuring charges as special items in the first quarter of fiscal 2009 compared to $21.6 in the first quarter of fiscal 2008.  Other costs, which were primarily related to vacant space, of $5.0 were also recorded during the first quarter of 2008.

Restructuring-related pre-tax cash payments during the first quarter of fiscal 2009 were $38.7 compared to approximately $40.0 in the first quarter of fiscal 2008.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.  Such liabilities are included in the consolidated pension liability account.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

See the following table for a summary of fiscal 2009 year to date activity:

	Liability as of March 30, 2008	Less payments	Other (1)	Restructuring liability as of July 4, 2008

Workforce Reductions	$61.3	$(35.2)	$0.3	$26.4
Other	32.8	(3.5)		29.3
Total	$94.1	$(38.7)	$0.3	$55.7

(1)	Foreign currency translation adjustments.

Note 14 – Acquisitions

During the first quarter of fiscal 2009, the Company finalized a scheme of arrangement to acquire the 49.9% of Computer Systems Advisers (M) Berhad (CSAM) not owned by the Company’s wholly owned subsidiary, CSA Holding, Ltd.  The arrangement allows for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was $197 Malaysian dollars (approximately $63 USD).  The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAM’s results of operations have been included with the Company from the date of acquisition, May 28, 2008.  Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership.  The Company’s purchase of the remaining interest of CSAM resulted in approximately $20 allocated to goodwill during the first quarter of fiscal 2009.  The pro forma impact on net income and earnings per share has not been disclosed for the current comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 – Acquisitions (continued)

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates will be finalized no later than the end of the third quarter of fiscal 2009.  Based on the preliminary estimates of fair value, approximately $27 was allocated to identifiable intangible assets and approximately $220 was allocated to goodwill.  Of the $27 allocated to identifiable intangible assets, $3 was assigned to internally developed software (estimated useful life of 5 years), and $24 allocated to customer related intangibles (estimated useful life of 3 years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  The goodwill recognized of $220 is not deductible for tax purposes.

The following unaudited pro forma information presents consolidated results of operations as if the FCG acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest and depreciation and amortization resulting from the acquisition.    Results for fiscal year 2008 include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the FCG acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
	Three Months Ended		Three Months Ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
Revenue	$4,437.1	$3,837.9	$4,437.1	$3,909.2

Net Income	$120.6	$108.1	$120.6	$106.8

Basic Earnings Per Share	$0.80	$0.62	$0.80	$0.61

Diluted Earnings Per Share	$0.79	$0.61	$0.79	$0.60

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 – Acquisitions (continued)

As a result of the FCG acquisition on January 11, 2008, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate FCG into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of FCG office and data center space in the U.S. where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 68 FCG employees.  As of July 4, 2008, 50 employees were terminated.  Consolidation and integration plans are still being finalized in the various geographies where FCG operates; therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for FCG are presented in the following table.

	Acquisition Integration Liabilities	Paid as of July 4, 2008	Balance Remaining at July 4, 2008
Facility consolidations	$3.1	-	$3.1
Severance payments	4.6	$4.0	.6
Other	-	-	-
Total	$7.7	$4.0	$3.7

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

The acquisition was accounted for under the purchase method and accordingly, Covansys’ results of operations have been included with the Company from the date of acquisition.  The Company finalized all fair value estimates during the current quarter, and as a result incurred a minor purchase accounting adjustment which resulted in an insignificant reduction to goodwill and accrued expenses.  As such, due to the final purchase accounting adjustment, the net assets acquired and goodwill has remained unchanged at $1,300.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 – Acquisitions (continued)

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ proforma results for the three months ended June 29, 2007 include nonrecurring costs of $4.0 related to acquisition activities and results for fiscal year 2008 include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
	Three Months Ended		Three Months Ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
Revenue	$4,437.1	$3,837.9	$4,437.1	$3,957.5

Net Income	$120.6	$108.1	$120.6	$91.0

Basic Earnings Per Share	$0.80	$0.62	$0.80	$0.52

Diluted Earnings Per Share	$0.79	$0.61	$0.79	$0.51

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 29 Covansys employees.  As of July 4, 2008, 26 employees had been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

	Acquisition Integration Liabilities	Paid as of July 4, 2008	Other	Balance Remaining at July 4, 2008
Facility consolidations	$4.4	$1.5		$2.9
Severance payments	4.9	3.9	$0.9	0.1
Other	.1			0.1
Total	$9.4	$5.4	$0.9	$3.1

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

	Acquisition Integration Liabilities	Paid as of July 4, 2008	Balance Remaining at July 4, 2008
Facility consolidations	$1.5		$1.5
Other	.1		.1
Total	$1.6		$1.6

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

	Acquisition Integration Liabilities	Paid as of July 4, 2008	Balance Remaining at July 4, 2008
Severance payments	$7.1	$7.1
Facility consolidations	66.7	61.0	$5.7
Other	6.1	3.5	2.6
Total	$79.9	$71.6	$8.3

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Commitments and Contingencies

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

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote.  At July 4, 2008, the Company had $551.4 of outstanding letters of credit and surety bonds relating to these performance guarantees.  The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $700.9 of such working capital lines; as of July 4, 2008, the amount of the maximum potential payment is $234.3, the amount of the related outstanding subsidiary debt. The $234.3 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Commitments and Contingencies (continued)

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  In July 2008 the court issued  a  scheduling  order  in  the  Hensley  litigation  setting a class certification hearing date of December 2, 2008.  No class certification date has been set in the Basham litigation at this time.

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

Note 15 – Commitments and Contingencies (continued)

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

In accordance with prescribed federal regulations, the Company converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Commitments and Contingencies (continued)

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.  The discovery phase of this litigation is expected to begin in the first half of fiscal year 2009.  Discovery in the litigation could continue for a period of one to two years.With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation will begin in the first half of fiscal year 2009 and could continue for a year or more.

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

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in both federal and state court in Los Angeles as follows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Commitments and Contingencies (continued)

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming Computer Sciences Corporation ("CSC") as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al, Case No. BC353316 and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West granted a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.  We do not expect the plaintiffs in the state court case to appeal the court's granting of the Company's demurrer and dismissal.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit.  The appeal is currently pending.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Commitments and Contingencies (continued)

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the case to California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants have filed a motion to dismiss and plaintiffs have filed an opposition.  The motion is currently under submission.  Plaintiffs have also filed a motion for class certification, and Defendants will be filing an opposition on August 11, 2008.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Note 16 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Three Months Ended
	July 4, 2008		June 29, 2007
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$28.9	$12.3	$29.9	$14.8
Interest cost	37.2	30.3	32.5	29.7
Expected return on assets	(42.8)	(34.0)	(38.2)	(35.4)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.2	.2	.2	.1
Amortization of unrecognized net loss	.8	3.0	3.7	5.3
SFAS No. 88 settlement/curtailment		.2
Special termination benefit recognized				.2
Net periodic pension cost	$24.3	$12.3	$28.1	$15.0

	Three Months Ended
	July 4, 2008		June 29, 2007
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.6	$.1	$.6	$.1
Interest cost	2.6	.2	2.5	.1
Expected return on assets	(1.8)		(1.7)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.1		.2
Amortization of unrecognized net loss	.8		1.0
Net provision for postretirement benefits	$2.7	$.3	$3.0	$.2

The Company expects to contribute $200 to its defined benefit pension and $10 to its postretirement benefit plans during fiscal 2009.  During the first three months of fiscal 2009, the Company contributed $44 to its defined benefit pension plans.

The Company received $.7 subsidy in the first three months of fiscal 2000 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The FASB has deferred the provisions of SFAS No. 157 for non-financial assets and liabilities.  Such assets and liabilities, which include the Company’s non-current assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provision of Statement No. 157 effective for fiscal year 2010.  The Company adopted SFAS No. 157 effective March 28, 2008.  See Note 2.

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

Note 17 – Recent Accounting Pronouncements (continued)

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

Note 17 – Recent Accounting Pronouncements (continued)

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

Note 17 – Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, early adoption is allowed. This Statement does not require comparative disclosures for earlier periods at initial adoption.  The Company will adopt this Statement and provide the necessary enhanced disclosure information by the effective date.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2009 versus
First Quarter of Fiscal 2008

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 28, 2008.  The following discusses the Company's results of operations and financial condition as of and for the three months ended July 4, 2008, and the comparable period for the prior fiscal year.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by multiplying profit margin times investment base turnover.  The profit margin used is profit before interest and after tax divided by revenues. Investment base turnover equals revenues divided by average debt and equity. For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended March 28, 2008.

First Quarter Overview

Key operating results and significant developments for the first quarter include:

•	First quarter revenues as reported increased 15.6%.
•	Net income was $120.6 million for fiscal 2009 compared to $108.1 million, including the special charges, for fiscal 2008.
•	Earning per share was 79 cents compared to 61 cents per share from continuing operations in the prior year first quarter.
•	Business awards of $5.4 billion were announced for the quarter, an increase of $0.9 billion over the first quarter of fiscal 2008.
•	DSO of 97 days improved 7 days compared to the first quarter of fiscal 2008. (1)
•	Debt-to-total capitalization ratio at quarter-end was 40.5% compared to 38.9% at fiscal 2008 year-end.
•	ROI for continuing operations, before special items, for the twelve months ended July 4, 2008 was 9.1%, compared to 10.8% for the twelve months ended June 29, 2007.
•
Cash used in operating activities was $56.0 million for the first three months of fiscal 2009 versus $405.7 million for the first three months of fiscal 2008.  Cash used for investing activities was $328.5 million for the first three months of fiscal 2009 versus $243.7 million for the fiscal 2008 comparable period. Free cash flow for the first three months of fiscal 2009 was a $329.1 million use compared to a $660.8 million use for the first three months of fiscal 2008. (2)

(1)  DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last three months divided by the number of days in the fiscal quarter.

(2) The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	First Quarter Ended
(in millions)	July 4, 2008	June 29,2007

Free cash flow	$(329.1)	$(660.8)
Net cash used in investing activities	328.5	243.7
Acquisitions	(62.4)
Capital lease payments	7.0	11.4
Net cash used in operating activities	$(56.0)	$(405.7)
Net cash used in investing activities	$(328.5)	$(243.7)
Net cash provided by financing activities	$298.8	$1,418.8

The Company announced business awards of $5.4 billion for the first fiscal quarter, with $2.9 billion awarded to the Global Outsourcing Services segment, $1.2 billion awarded to the North American Public Sector segment and $1.2 billion awarded to the Business Services & Solutions segment.

Beginning in the first quarter of fiscal 2009 the Company announced awards for each of the three lines of business.  The Company has also changed its method of determining the announced value for certain new awards.  In the past for North American Public Sector ID/IQ contracts, the Company announced the value of estimated task order amounts upon the signing of an ID/IQ contract.  Going forward, for ID/IQ contracts, the Company will announce as award value the expected contract value at the time a task order is awarded under the contract.  There has been no change in the methodology for determining the announced value of multi-year outsourcing contracts.  Previously the Company did not announce values for Business Solutions and Services awards.  Going forward the Company will announce these awards with the value based on firm commitments.

Lines of Business and Reportable Segments

As a result of the Company’s comprehensive new growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Services and Solutions (BSS).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments.  The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes Business Services and Solutions – Consulting operating segments by geographies and vertical operations.  The BSS – Consulting operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BSS – Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other”.  Because each of these other operating segments are within the Company’s BSS service line, the Company has labeled this group of operating segments as Business Services and Solutions-Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BSS service line is comprised of the Business Services and Solutions –Consulting, Financial Services Sector reportable segments and Business Services and Solutions – Other.

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally. The Business Services and Solutions-Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  The Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies globally. The operating segments comprising Business Services and Solutions-Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

Lines of Business	Reportable Segments
North American Public Sector (NPS)	North American Public Sector
Global Outsourcing Services (GOS)	Global Outsourcing Services
Business Services and Solutions (BS&S)	BS&S – Consulting
BS&S Financial Services & Solutions
BS&S-Other

BS&S-Other includes the Company’s non-outsourcing related services in Australia and Asia and the Company’s India operations.  In addition a Corporate entity and eliminations will be reported under the segment disclosure.  See Note 11 to the consolidated condensed financial statements.

Overview

Revenue growth during the first quarter of fiscal 2009 of 15.6% was the result of the acquisitions of Covansys Corporation and First Consulting Group during fiscal 2008, which primarily benefited BS&S; growth from consulting and systems integration operations in BS&S Europe; new engagements in GOS and growth from existing programs in North American Public Sector.  Movement in foreign currency exchange rates also contributed to the GOS, BS&S-Consulting and BS&S-Other revenue growth.

ROI for continuing operations, before special items, for the twelve months ended July 4, 2008, was 9.1%.  ROI decreased on a year-over-year basis as margin decreased during the last twelve months and asset turnover decreased as a result of the acquisitions of Covansys Corporation and First Consulting Group.  ROI is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

The decrease in cash used in operating activities during the first quarter of fiscal 2009 compared to the prior year period resulted from a small decrease in accounts receivable during the first quarter of fiscal 2009 compared to a significant increase in accounts receivable in the prior year period, a smaller decrease in working capital liabilities during fiscal 2009 compared to the prior year period and an increase in non-cash adjustments in the first quarter of fiscal 2009.  A decrease in cash provided from financing activities was the result of the issuance of approximately $1.4 billion of commercial paper during the first quarter of fiscal 2008 to finance the acquisition of Covansys Corporation on July 2, 2007.

Results of Operations

Revenues

	First Quarter
Dollars in millions	2009	2008	Change	Percent

BS&S – Consulting	$541.9	$404.2	$137.7	34.1%
BS&S – Financial Services & Solutions	262.4	250.8	11.6	4.6
BS&S – Other	376.3	193.1	183.2	94.9
Business Services & Solutions	1,180.6	848.1	332.5	39.2
Global Outsourcing Services	1,790.6	1,594.6	196.0	12.3
North American Public Sector	1,492.7	1,420.0	72.7	5.1
Corporate	4.5	4.6	(.1)
Subtotal	4,468.4	3,867.3	601.1	15.5
Eliminations	(31.3)	(29.4)	(1.9)
Total Revenue	$4,437.1	$3,837.9	$599.2	15.6%

The factors affecting the percent change in revenues for the first quarter of fiscal 2009 are as follows:

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
First Quarter
BS&S – Consulting	14.0%	10.1%	10.0%	34.1%
BS&S – Financial Services & Solutions		1.5	3.1	4.6
BS&S – Other	70.6	11.8	12.5	94.9
Business Services & Solutions	22.7	7.9	8.6	39.2
Global Outsourcing Services	1.2	4.5	6.6	12.3
North American Public Sector			5.1	5.1
Eliminations
Total	5.5%	3.6%	6.5%	15.6%

Revenue for the first quarter of fiscal 2009 increased 15.6% compared to the year earlier quarter with all reporting segments reporting revenue growth.  Fiscal 2009 revenue growth benefited from an additional week during the first quarter.  The Company reports results based on four 13 week quarters.  Every fifth year an additional week is added to the first quarter to prevent the fiscal year from moving from an approximate end of March date.  The Company has a mix of contracts which are volume or time driven, for which the extra week has an impact, as well as other contracts which are billed on a monthly basis and are not impacted by the extra week.  The Company estimates that the impact of this additional week on revenue growth for the first quarter of fiscal 2009 was approximately $170 million of additional revenue for the quarter or 4.5%.  Revenue growth in the BS&S Other, BS&S Consulting and GOS segments benefited from the acquisition of Covansys Corporation and First Consulting Group during fiscal 2008.  Foreign currency movements also favorably impacted revenue growth as the U.S. dollar continued to decline in value against a number of foreign currencies.

Business Services and Solutions

The Business Services and Solutions line of business revenue growth was the result of the impact of acquisitions in the prior fiscal year on BS&S Consulting and BS&S Other revenue; strong growth in the European consulting and systems integration operations in BS&S Consulting; as well as growth in the Australia and Asia operations of BS&S Other.  Financial Services and Solutions also contributed to revenue growth.  Revenue growth from international operations benefited from foreign currency movements.  The Company announced approximately $1.2 billion in Business Services and Solutions awards during the first quarter of fiscal 2009.

BS&S Consulting revenue growth was the result of growth in the consulting and systems integration business in EMEA and the result of the acquisition of First Consulting Group.  The growth in EMEA was from increased project work in the Central region where revenue increased approximately $42 million and the West region where revenue increased approximately $19 million.  These increases were the result of an increase in the average headcount of 5% and an increase in billing rates of approximately 7%, after adjustments for currency effects.  Movement in foreign currency exchange rates also benefited revenue growth in EMEA. The growth in EMEA was partially offset by a lower level of revenue recognized from the National Health Service project due to the timing of milestones of approximately $14 million.  In the Americas BS&S Consulting revenue benefited from the acquisition of First Consulting Group during the fourth quarter of fiscal 2008.  This acquisition provided additional revenue of approximately $56 million for the first quarter.  Hourly rates and headcount for the Americas operations improved for the first quarter of fiscal 2009 offset by a small decline in utilization rates.

Financial Services and Solutions revenue growth for the quarter benefited from an increase in software license sales in the U.S. and Europe and related consulting and maintenance revenue from these license sales.  License sales contributed 3.5% points to revenue growth for the quarter and consulting services contributed .7% points to revenue growth as growth in consulting services revenue in the U.S offset a decline in Europe.  Miscellaneous items contributed 1.6% points to growth for the quarter.  This growth was slightly offset by a decline in consumer demand for auto and other consumer loans which adversely impacted revenue from the Company’s credit reporting business and reduced revenue 1.2% points.

BS&S Other, which includes the Company’s Australia, Asia and India businesses, revenue growth benefited from the acquisition of Covansys Corporation during the second quarter of fiscal 2008.  The Covansys Corporation operations provided $136 million of revenue during the first quarter of fiscal 2009.  Revenue growth in Australia during the first quarter was primarily from a professional staffing business which contributed approximately $15 million to revenue growth during the quarter and in Asia growth was primarily from a hardware resale business which contributed approximately $15 million to revenue growth for the quarter.  Movements in foreign currency exchange rates benefited BS&S Other revenue for the first quarter of fiscal 2009.

Global Outsourcing Services

Global Outsourcing Services revenue growth for the first quarter of fiscal 2009 was the result of new outsourcing engagements, growth on existing engagements, a small benefit from the acquisition of First Consulting Group and the favorable impact of movements in foreign currency exchange rates.  The Company announced awards for new outsourcing engagements of approximately $2.9 billion for the first quarter of fiscal 2009.

New engagements provided approximately $98 million of revenue during the first quarter.  The new engagements were with an auto parts manufacturer, an auto manufacturer, and an investment bank as well as government agencies and healthcare providers.  Growth from existing engagements provided approximately $98 million of revenue growth during the first quarter which was partially offset by reduced activity on certain existing engagements which resulted in revenue declines of $72 million.  Movement in foreign currency exchange rates in EMEA, ASIA and Australia also contribute to revenue growth for Global Outsourcing Services.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	First Quarter
	2009	2008	Change	Percent
Dollars in millions
Department of Defense	$1,020.3	$943.4	$76.9	8.2%
Civil agencies	426.0	440.5	(14.5)	(3.3)
Other (1)	46.4	36.1	10.3	28.5
Total North American Public Sector	$1,492.7	$1,420.0	$72.7	5.1%

(1)	Other revenues consist of state, local and foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

Revenues from the North American Public Sector increased 5.1% for the first quarter versus the prior year quarter as a result of growth on existing programs in support of Department of Defense (DoD) agencies.  DoD contributors to revenue growth included additional tasking on systems integration programs with the Army and Air Force which contributed $48 million, procurement programs for the Army contributed a net $14 million and other programs to provide engineering support, business process outsourcing and logistic support provided an additional $28 million of revenue compared to the prior year period.  These increases more than offset the impact of the conclusion of a classified program which reduced revenue approximately $20 million.

Civil agencies’ revenue declined as a result of the conclusion of a program to provide support services to NASA and a decline in revenue from a document handling business which combined reduced revenue $35 million.  These declines in revenue were partially offset by growth of various programs with the Department of Health and Human Services, the Department of Homeland Security and the FAA which combined increased revenue approximately $19 million.  Other benefited from growth on a contract with a relief agency, a state medical assistance program and a contract with a foreign government which combined increased revenue $10 million.

During the first quarter of fiscal 2009 the Company announced federal contract awards with a total value of $1.2 billion, compared to $3.3 billion announced during the comparable period of fiscal 2008.

Costs and Expenses

The Company's costs and expenses were as follows:

	First Quarter
	Dollar Amount		Percentage of Revenue		Percentage Point Change
Dollars in millions	2009	2008	2009	2008

Cost of services (excludes depreciation and amortization)	$3,601.3	$3,098.1	81.1%	80.7%	.4%
Selling, general and administrative	277.5	240.6	6.3	6.3
Depreciation and amortization	317.2	279.0	7.1	7.3	(.2)
Interest expense, net	54.4	19.7	1.2	.5	.7
Special item		49.0		1.3	(1.3)
Other expense/(income)	13.3	(18.2)	.3	(.5)	.8
Total	$4,263.7	$3,668.2	96.1%	95.6%	.5%

Comparing the first quarter of fiscal 2009 to fiscal 2008, total costs and expenses, before the special item, increased as a percentage of revenue as a result of an increase in cost of services, interest expense and a decline in other income.

The Company substantially matches revenues and costs in the same currency.  As such, the foreign currency impact of approximately 3.6 percentage points on revenues and costs for the quarter did not have a material impact on costs and expenses as a percentage of revenue.  The Company is increasing its use of off-shore support and therefore its exposure to foreign currency fluctuations.  The Company’s efforts to manage the exposure to foreign currency fluctuations has reduced the gains from foreign currency fluctuations and resulted in additional costs which were both reported in other income/expense.

Costs of Services

Costs of services (COS) as a percentage of revenue for the first quarter of fiscal 2009 increased .4% points from 80.7% for the prior year comparable period.  The increase in the ratio was primarily in the GOS segment as a result of higher than anticipated operating costs on certain contracts in the U.S.  Costs from these contracts contributed approximately .7% points to the overall cost ratio.  These costs resulted in a 4.5% point increase in the GOS Americas cost ratio on a year over year basis.  These increases in the ratio were partially offset by improved performance in GOS European operations.  The North American Public Sector also contributed to the increase in the ratio due to an adjustment on a fixed price contract as a result of an updated estimate to complete.  Partially offsetting these increases was BS&S Consulting where the European operations benefited from a lower cost structure as a result of the restructuring program completed during fiscal 2008.  For the European operations in total, including GOS and BS&S Consulting European operations, the ratio declined 3.1% points on a year over year basis and for the European BS&S Consulting operations alone the ratio declined 3.7% points during the first quarter.  This was the result of the impact of the restructuring plan which reduced headcount in Europe approximately 900 heads during fiscal 2008 and 3,900 heads in total.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue of 6.3%, was unchanged from the prior year first quarter.  Benefits from the lower cost structure, as a result of the completed restructuring program, were offset by a charge for disputed receivables and increases in business development sales and marketing expenses each of which increased the ratio approximately 0.2% points, or 0.4% points in total for the quarter.

Depreciation and Amortization

The depreciation and amortization (D&A) as a percentage of revenue decreased .2% points to 7.1% compared to the comparable period in the prior year. The improvement in the ratio was from delays in asset replacements on North American Public Sector programs and a change in the mix of business for GOS as the percentage of applications outsourcing work, which is less asset intensive than infrastructure outsourcing, has increased.  Each of these factors improved the ratio .1% points.  These reductions in cost were partially offset by capital expenditures on new outsourcing engagements and existing engagements in GOS and BS&S operations in Europe which increased the ratio .1% points.  The remainder of the improvement in the ratio was from miscellaneous items.

Interest Expense, net

Interest expense increased approximately $34.7 million compared to the first quarter of fiscal 2008.  This increase in interest expense was primarily from the issuance of the 6.5% and 5.5% senior notes for a combined $1.7 billion during fiscal 2008.  Interest on these notes was approximately $27.9 million for the first quarter of fiscal 2009.  The remainder of the increase was from the issuance of approximately $417 million of commercial paper during the first quarter of fiscal 2009, proceeds from which were used to fund working capital needs.  In addition, borrowings in Europe to fund working capital requirements contributed additional interest expense.  Interest income was unchanged on a year over year basis.

Other Expense/(Income)

Other expense/(income) includes foreign exchange gains and losses including gains and losses on currency forwards, hedging costs, and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial businesses or operations.  Other expense was $13.3 million for the first quarter of fiscal 2009 compared to Other income of ($18.2) million for the first quarter of fiscal 2008.  The change is due to 1) Other income in fiscal 2008 which was the result of remeasurement gains from intercompany foreign currency balances that were unhedged.  The Company has addressed this foreign currency exchange rate volatility risk and for fiscal 2009, these balances were hedged and resulted in minimal other income/expense, 2) Costs to hedge the foreign currency intercompany balances and costs to hedge foreign currency economic risk associated with off-shore operations, which combined resulted in $8.5 million of additional expense in fiscal 2009, and 3) Miscellaneous foreign currency losses on unhedged intercompany balances.

Taxes

The effective tax rate on income from continuing operations before special items was 30.4% and 35.3%, respectively, for the first quarter of fiscal 2009 and 2008.  The decrease in the fiscal 2009 rate was primarily attributable to a reduction in uncertain tax liabilities due to the filing of accounting method changes and settlements with taxing authorities.

As of July 4, 2008, the Company's liability for uncertain tax positions was $1,446.3 million resulting from unrecognized tax benefits, including interest and penalties and net of tax carryforwards.  During the first quarter of fiscal 2009 the Company recorded $.9 million of interest on uncertain tax positions and $1.8 million of related penalties in income tax expense. These amounts are net of a reduction in interest and penalties of $4.6 million and $1.6 million, respectively, as a result of filing changes in methods of accounting during the first quarter of fiscal 2009, and $1.5 million and $1.3 million related to settlements with taxing authorities. The nature of the accounting method changes includes deferred rent, reserves, and property tax.

The tax benefit attributable to the special items recorded in the first quarter of fiscal 2008 was approximately $25.2 million.  There is no tax benefit attributable to the special items recorded in the first quarter of fiscal 2009.

Tax interest for the first quarter of fiscal 2009 of $10.0 million (net of tax benefit) before interest reversals related to changes in accounting methods filed with the Internal Revenue Service and settlements with taxing authorities.  This interest will continue to accrue at approximately this rate, plus the effect of compounding, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share were $.79 for the quarter ended July 4, 2008 compared to $.61 for the prior year quarter.  The increase in earnings per share was the result of an increase in net income of $12.5 million as a result of a decrease in special items and income taxes and a decrease in the share base (on a fully diluted basis) of 24.2 million shares.  The reduction in the share base was the result of 1) a 10b5-1 share repurchase plan completed during fiscal 2008 under which the Company repurchased and retired 21.7 million shares of outstanding common stock, 2) the final settlement of a collared accelerated share repurchase transaction during fiscal 2008, and 3) a decline in common stock equivalents due to the decline in the Company’s stock price on a year over year basis.

Financial Condition

Cash Flows

The Company’s cash flows were as follows (in millions):

	Three Months Year-to-Date
	Fiscal 2009	Fiscal 2008
Net cash used in operations	$(56.0)	$(405.7)
Net cash used in investing	(328.5)	(243.7)
Net cash provided by financing activities	298.8	1,418.8
Effect of exchange rate changes on cash and cash equivalents	2.4	9.9
Net increase (decrease) in cash and cash equivalents	(83.3)	779.3
Cash and cash equivalents at beginning of year	698.9	1,050.1
Cash and cash equivalents at quarter end	$615.6	$1,829.4

Net cash used in operations of $56.0 million for the first quarter of fiscal 2009 represents a decrease in cash used in operations of $349.7 million from the prior year comparable period.  This decrease reflects several factors including changes in working capital.  Working capital increased approximately $39.5 million during the first quarter of fiscal 2009 compared to an increase of $2.2 billion for the comparable period in the prior year.  Changes in working capital during the quarter include:

•
Accounts receivable decreased $18.6 million during the quarter compared to an increase of $206.5 million in the prior year period.  DSO decreased to 97 days for the first quarter of fiscal 2009 from 104 days for fiscal 2008.

•
Prepaid expenses and other current assets increased $188.9 million compared to an increase of $72.8 million for the first quarter of fiscal 2009 compared to the prior year period.  This increase was primarily due to an increase in work-in-process related to the National Health Service contract.

•
Accounts payable, accrued payroll and other accrued expenses combined decreased $370.3 million during the quarter compared to a $690.9 million decrease in the prior year period.  The fiscal 2009 decreases were primarily in accounts payable and accrued expenses as a result of the payment of management bonuses, the payment of $38.7 million under the restructuring plan and the payment of other amounts accrued at year end.

•	Income taxes payable decreased as a result of net cash tax payments of $19.2 million during the first quarter. Payments during the prior year period were $71.7 million.

•
Deferred revenue decreased $47.2 million during the first quarter of fiscal 2009 compared to $132.8 million in the prior year period.  The decrease in fiscal 2009 was primarily from utilization of contract advances on the National Health Service contract.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government.  Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price.  The Company routinely negotiates such contract modifications in both the North American Public Sector and Global Commercial segments.

Net cash outflow for investing activities increased approximately $85 million during the first quarter of fiscal 2009 as compared to fiscal 2008 as a result, primarily, of acquisition costs of $62.4 million related to the acquisition of the minority interest of Computer Systems Advisers (M) Berhad (CSAM) and increased investment in software assets.

Cash provided by financing activities for the first quarter of fiscal 2009 reflects the issuance of approximately $417 million of commercial paper and net borrowing under lines of credit of $200 million, partially offset by the redemption of the 3.5% term notes due April 2008 as well as payments on capital leases.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the year ended March 28, 2008.  In addition the Company has liabilities related to unrecognized tax benefits, however, the Company cannot reasonably estimate the timing and amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $615.6 million at July 4, 2008 and $698.9 million at March 28, 2008.  Equity increased by $141.8 million during the three months ended July 4, 2008 as a result of net income of $120.6 million, an increase in the cumulative translation adjustment account of $25.1 million and the exercise of stock options, which were partially offset by the impact of the change to a fiscal year-end measurement date for pension plans, as required by SFAS 158, of $24.7 million in the first quarter of fiscal 2009.

On July 12, 2007 the Company entered into a new committed line of credit providing $1.5 billion of long-term commercial paper backup.  The line of credit expires on July 12, 2012.  If the Company was unable to sell its commercial paper, borrow under its uncommitted lines of credit, or determines it is too costly to do either of the aforementioned, the Company has the ability to borrow under the committed line of credit. The line of credit provides the option of being drawn at a Base Rate or a Eurodollar Rate. This line requires the Company to 1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; 2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and 3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. For further details on this agreement please see the Company's Form 10-K.

As of July 4, 2008 the Company’s total liquidity was approximately $1.4 billion which included cash and cash equivalents and marketable securities of $615.6 million and availability under the syndicated backstop credit facility of $820 million.  As of July 4, 2008, the Company had no borrowings under these credit facilities and was in compliance with all terms of the agreements.  In first quarter of fiscal year 2009, the Company redeemed the 3.5% term notes with a face value of $300 million due April, 2008.  As of July 4, 2008 the Company had $680.0 million of commercial paper outstanding.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract.  As of July 4, 2008, the Company had a net investment in the contract of approximately $711 million.  Contract assets were $1.3 billion, principally contract work in progress and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.

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

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended March 28, 2008.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2008.  An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.  The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies.  Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government.  Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery.  If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.  The Company routinely negotiates such contract modifications in both the North American Public Sector and Global Commercial segments.  For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

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

First Quarter of Fiscal 2009
PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 28, 2008, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the three months ended July 4, 2008, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of July 4, 2008.

In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting:  there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.

As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of July 4, 2008.

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

Changes in Internal Control

During the fiscal quarter ended July 4, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the Company has initiated remediation measures it has not yet remediated the material weakness over the accounting for income taxes.  Remedial measures undertaken include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.  As previously stated, the Company will continue to address these areas and other remediation activities of a longer term nature, such as further process improvement, realignment of financial reporting systems and chart of accounts to better capture tax/legal entity information and implementation of tax applications systems to further automate the year-end tax provision, compliance activities and management of tax audits and settlement activity.  During the quarter, the Company has recruited six senior level tax personnel and final selection of tax provision software has been made.  The internal remediation efforts are progressing and significant improvements are anticipated throughout the year.

Part II.  Other Information

Item 1.  Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class action  in  state  court  in  the Circuit Court of Miller County, Arkansas shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As  a  result,  the  Company  continues as a defendant in the Hensley  litigation  and  is  also now  a defendant in a separate putative class action  pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.),  along  with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  In July 2008 the court issued  a  scheduling  order  in  the  Hensley  litigation  setting a class certification hearing date of December 2, 2008.  No class certification date has been set in the Basham litigation at this time.

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

In accordance with prescribed federal regulations, the Company converted the 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.

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

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet.  The discovery phase of this litigation is expected to begin in the first half of fiscal year 2009.  Discovery in the litigation could continue for a period of one to two years.With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation will begin in the first half of fiscal year 2009 and could continue for a year or more.

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

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws.  They allege that certain of the defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in both federal and state court in Los Angeles as follows.

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming Computer Sciences Corporation ("CSC") as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al, Case No. BC353316 and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West granted a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.  We do not expect the plaintiffs in the state court case to appeal the court's granting of the Company's demurrer and dismissal.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit.  The appeal is currently pending.

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the case to California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants have filed a motion to dismiss and plaintiffs have filed an opposition.  The motion is currently under submission.  Plaintiffs have also filed a motion for class certification, and Defendants will be filing an opposition on August 11, 2008.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Item 1A.  Risk Factors

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 28, 2008.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the first quarter ended July 4, 2008 with respect to the Company’s purchases of equity securities.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
March 29, 2008 to May 2, 2008	3,312	$42.16
May 3, 2008 to May 30, 2008	57,885	$47.91
May 31, 2008 to July 4, 2008	284	$46.85

(1)
The Company accepted 61,481 shares of its common stock in the first quarter ended July 4, 2008 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held its Annual Meeting of Stockholders on August 4, 2008.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There were no solicitations in opposition to management’s nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Judith R. Haberkorn Michael W. Laphen, F. Warren McFarlan, Chong Sup Park and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	126,338,544	11,868,417
David J. Barram	98,985,240	39,221,721
Stephen L. Baum	96,063,049	42,143,912
Rodney F. Chase	98,825,961	39,381,000
Judith R. Haberkorn	135,158,419	3,048,542
Michael W. Laphen	134,084,382	4,122,579
F. Warren McFarlan	126,368,438	11,838,523
Chong Sup Park	134,987,601	3,219,360
Thomas H. Patrick	98,988,946	39,218,015

c.
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2009 fiscal year was approved by the stockholders.  There were 126,683,087 votes cast for approval, 10,355,830 votes cast against approval and 1,168,044 abstentions.

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

3.3	Bylaws, amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007)

4.1	Indenture dated as of March 3, 2008 for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018.

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

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

10.33
Accelerated Share Repurchase Transaction – VWAP Pricing Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company(2) (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.34
Collared Accelerated Share Repurchase Transaction Agreement and Supplemental confirmation dated June 29, 2006 between Goldman, Sachs & Co. and the Company(2) (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

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

COMPUTER SCIENCES CORPORATION

Date: August 13, 2008	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Chief Financial Officer