Form 10-Q
period 2008-11-11
COMPUTER SCIENCES CORP
filed 2008-11-12
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 3, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 1-4850

COMPUTER SCIENCES CORPORATION (Exact name of registrant as specified in its charter)

Nevada	95-2043126
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3170 Fairview Park Drive
Falls Church, VA	22042
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (703) 896-1000

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [  ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No [X]

151,483,019 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2008.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Second Quarter Ended		Six Months Ended
(In millions except per-share amounts)	Oct. 3, 2008	Sept. 28, 2007	Oct. 3, 2008	Sept. 28, 2007
Revenues	$4,238.7	$4,017.2	$8,675.8	$7,855.1

Costs of services (excludes depreciation and amortization)	3,406.7	3,253.8	7,008.0	6,351.9
Selling, general and administrative	285.3	241.1	562.8	481.7
Depreciation and amortization	312.1	292.2	629.3	571.2
Interest expense	58.8	48.8	122.7	78.0
Interest income	(9.1)	(8.8)	(18.6)	(18.3)
Special items		25.9		74.9
Other (income) expense	(0.2)	(7.4)	13.1	(25.6)
Total costs and expenses	4,053.6	3,845.6	8,317.3	7,513.8

Income before taxes	185.1	171.6	358.5	341.3
Taxes on income	(266.6)	95.8	(213.8)	157.4
Net income	$451.7	$75.8	$572.3	$183.9

Earnings per share:
Basic	$2.98	$0.44	$3.78	$1.06

Diluted	$2.95	$0.43	$3.74	$1.04

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Oct. 3, 2008	Mar. 28, 2008
ASSETS
Cash and cash equivalents	$741.6	$698.9
Receivables	4,243.6	4,564.7
Prepaid expenses and other current assets	1,818.0	1,764.5
Assets held for sale	10.5
Total current assets	6,813.7	7,028.1
Property and equipment, net	2,576.8	2,764.6
Outsourcing contract costs, net	792.5	925.4
Software, net	516.3	527.4
Goodwill	3,867.6	3,975.2
Other assets	611.0	659.0
Total assets	$15,177.9	$15,879.7

LIABILITIES
Short-term debt and current maturities of long-term debt	$1,108.2	$838.4
Accounts payable	539.1	798.1
Accrued payroll and related costs	836.6	926.6
Other accrued expenses	1,345.0	1,638.7
Deferred revenue	928.0	1,078.5
Income taxes payable and deferred income taxes	322.1	414.9
Total current liabilities	5,079.0	5,695.2

Long-term debt, net	2,665.1	2,635.3
Income tax liabilities	852.0	1,235.6
Other long-term liabilities	842.9	851.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 159,649,241 (2009) and 159,218,613 (2008)	159.6	159.2
Additional paid-in capital	1,817.2	1,770.9
Retained earnings	4,349.6	3,801.9
Accumulated other comprehensive income (loss)	(213.5)	100.6
	6,112.9	5,832.6
Less common stock in treasury, at cost, 8,170,495 shares (2009) and 8,101,652 shares (2008)	(374.0)	(370.8)
Total stockholders' equity	5,738.9	5,461.8
Total liabilities and stockholders' equity	$15,177.9	$15,879.7

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	Oct. 3, 2008	Sept. 28, 2007
Cash flows from operating activities:
Net income	$572.3	$183.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	680.9	604.4
Stock based compensation	33.8	35.5
Provision for losses on accounts receivable	11.8	2.1
Foreign currency exchange loss	(19.0)	(8.8)
Gain (loss) on dispositions, net of taxes	1.6	(3.3)
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in assets	159.0	(441.4)
Decrease in liabilities	(1,095.4)	(464.2)
Net cash provided by (used in) operating activities	345.0	(91.8)
Investing activities:
Purchases of property and equipment	(362.1)	(433.3)
Outsourcing contracts	(72.6)	(61.4)
Acquisitions	(62.8)	(1,315.6)
Software	(98.8)	(78.3)
Other investing cash flows	39.5	8.2
Net cash used in investing activities	(556.8)	(1,880.4)
Financing activities:
Net borrowings (repayments) of commercial paper, net	472.1	(.4)
Borrowings under lines of credit	280.2	305.6
Repayments on lines of credit	(161.4)	(215.9)
Principal payments on long-term debt	(316.1)	(19.5)
Proceeds from debt issuance		1,391.3
Proceeds from stock option and other common stock transactions	12.3	73.2
Repurchase of common stock, net of settlement	(3.3)	(153.1)
Excess tax benefit from stock-based compensation	1.3	8.9
Other financing cash flows	2.1	2.9
Net cash provided by financing activities	287.2	1,393.0

Effect of exchange rate changes on cash and cash equivalents	(32.7)	19.9

Net increase (decrease) in cash and cash equivalents	42.7	(559.3)
Cash and cash equivalents at beginning of year	698.9	1,050.1
Cash and cash equivalents at end of period	$741.6	$490.8

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 – Accounting Change (Continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 3, 2008:

	October 3, 2008	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money Market Funds	$126.3	$126.3	-	-
Derivative assets	9.4	-	$9.4	-
Total	$135.7	$126.3	$9.4	-

The company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses included in earnings are reported in other (expense)/income (See Note 6).

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Second Quarter Ended
	Oct. 3, 2008	Sept. 28, 2007

Net income	$451.7	$75.8

Common share information:
Average common shares outstanding for basic EPS	151.396	172.018
Dilutive effect of common stock equivalents	1.711	3.246
Shares for diluted EPS	153.107	175.264

Basic EPS	$2.98	$0.44

Diluted EPS	$2.95	$0.43

	Six Months Ended
	Oct. 3, 2008	Sept. 28, 2007

Net income	$572.3	$183.9

Common share information:
Average common shares outstanding for basic EPS	151.288	172.947
Dilutive effect of common stock equivalents	1.797	3.492
Shares for diluted EPS	153.085	176.439

Basic EPS	$3.78	$1.06

Diluted EPS	$3.74	$1.04

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 12,555,192 and 7,185,437 for the quarter and six months ended October 3, 2008, respectively,  and 12,046,941and 5,937,541 for the quarter and six months ended September 28, 2007, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Income Taxes

The effective tax rate on income from continuing operations for the second quarter ended and six months ended was (144.0%) and (59.6%) for fiscal year 2009, and 55.8% and 46.1% for fiscal year 2008, respectively.  The decrease in the fiscal year 2009 rate was primarily attributable to a $370.5 reduction in uncertain tax liabilities, including interest and penalties, due to settlements with the U.S. Internal Revenue Service (“IRS”) and the filing of accounting method changes.

Income tax related assets are included in the accompanying balance sheets as follows. Prepaid expenses and other current assets includes the current portion of deferred income taxes of $17.3 and $10.5 as of October 3, 2008 and March 28, 2008, respectively.  Receivables includes income taxes receivable of $33.9 and $104.9 as of October 3, 2008, and March 28, 2008, respectively.  Other assets includes non-current deferred income tax assets of $89.1 and $126.5 as of October 3, 2008 and March 28, 2008, respectively.  Receivables at March 28, 2008, reflects a reclassification of income taxes receivable of $104.9 which was previously included in income taxes payable and deferred income taxes.

Income tax related liabilities are included in the accompanying balance sheets as follows. Income taxes payable and deferred income taxes consists of deferred tax liabilities of $305.9 and $213.2 as of October 3, 2008 and March 28, 2008, respectively, income taxes payable of $16.2 and $0.0 as of October 3, 2008 and March 28, 2008, respectively, and liability for uncertain tax positions of $0.0 and $201.7 as of October 3, 2008 and March 28, 2008, respectively.  Income tax liabilities included in non-current liabilities consists of non-current deferred income tax liabilities of $260.7 and $0.0 as of October 3, 2008 and March 28, 2008, respectively, and non-current liability for uncertain tax positions of $591.3 and $1,235.6 as of October 3, 2008 and March 28, 2008, respectively.

During the second quarter of fiscal year 2009, the IRS concluded its examination of the Company’s consolidated U.S. tax returns for the fiscal years 2000 through 2004.  The nature of the significant items subject to examination included depreciation and amortization, research credits and international tax issues. During the second quarter of fiscal year 2009, the Company also filed various accounting method changes with the IRS.

As a result of the conclusion of the IRS examination and the filing of accounting method changes, the Company recorded reductions of $929.3 in the liability for unrecognized tax benefits, including a reduction in accrued interest and penalties of $341.4 and a decrease in tax carryforwards of $101.8.  Of the $689.7 reductions in liability for unrecognized tax benefits, $479.0 relates to prior year decreases and $210.7 relates to settlements.

As of October 3, 2008, the Company's liability for uncertain tax positions was $591.3, including interest and penalties of $146.0 and net of tax carryforwards of $242.5.  The Company’s liability for uncertain tax positions includes $670.9 related to amounts that, if recognized, would affect the effective tax rate, excluding related interest, penalties and tax carryforwards.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Income Taxes

During the second quarter of fiscal year 2009, the Company recorded a net reduction of $110.5 of interest on uncertain tax positions and a net reduction of $105.9 of related penalties in income tax expense. These amounts include a reduction in interest and penalties of $140.2 and $109.4, respectively, as a result of filing accounting method changes and settlements with the IRS during the second quarter of fiscal year 2009.

The Company is under examination in the UK, Germany, Canada and various U.S. states.  It is reasonably possible that during the next 12 months the Company may settle certain tax examinations or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax benefits.  If a position which the Company concluded was more likely than not was subsequently not upheld, the Company may need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in changes in the liability for unrecognized tax benefits ranging from a decrease of $87.0 to an increase of $70.0, excluding interest, penalties and tax carryforwards.

Note 5 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 13 of the Company’s 2008 Annual Report filed on Form 10-K.  For the three and six months ended October 3, 2008 and September 28, 2007, the Company recognized stock-based compensation expense as follows:

	Second Quarter Ended
	Oct. 3, 2008	Sept. 28, 2007
Cost of services	$3.8	$3.7
Selling, general and administrative	12.6	8.7
Special items
Total	$16.4	$12.4
Total net of tax	$10.1	$7.6

	Six Months Ended
	Oct. 3, 2008	Sept. 28, 2007
Cost of services	$8.1	$7.0
Selling, general and administrative	25.7	18.0
Special items		10.4
Total	$33.8	$35.4
Total net of tax	$20.9	$21.6

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

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the six months ended October 3, 2008 and September 28, 2007 were $15.94 and $17.87 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	Oct. 3, 2008	Sept. 28, 2007
Risk-free interest rate	3.23%	4.68%
Expected volatility	36%	31%
Expected lives	4.07 years	4.14 years

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At October 3, 2008, 11,637,862 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

	Six Months Ended Oct. 3, 2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 28, 2008	17,755,014	$47.38	5.79	$27.8
Granted	2,469,639	$48.37
Exercised	(345,129)	$35.60
Canceled/forfeited	(271,402)	$53.63
Expired	(822,701)	$54.44
Outstanding at October 3, 2008	18,785,421	$47.33	6.02	$12.5

Vested and expected to vest in the future at Oct. 3, 2008	18,458,627	$47.26	6.02	$12.5
Exercisable at October 3, 2008	13,397,551	$45.56	4.82	$12.5

The total intrinsic value of options exercised during the six months ended October 3, 2008 and September 28, 2007 was $4.0 and $29.8, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at October 3, 2008 (for options outstanding), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the six months ended October 3, 2008 and September 28, 2007 was $12.3 and $73.2, respectively.  During the six months ended October 3, 2008 and September 28, 2007 the Company realized income tax benefits of $5.6 and $24.3, respectively, and an excess tax benefit of $1.3 and $8.9, respectively, related to the exercise of these stock options.

As of October 3, 2008, there was $72.5 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.04 years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

A portion of the equity awards granted during the six months ended October 3, 2008 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period ending April 1, 2011.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the six months ended October 3, 2008, seven senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning equity awards granted under stock incentive plans is as follows:

	Six Months Ended October 3, 2008
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	739,248	$50.03
Granted	393,798	$48.46
Released/Redeemed	(223,109)	$47.19
Forfeited/Canceled	(25,786)	$55.29
Outstanding at October 3, 2008	884,151	$49.89

As of October 3, 2008, there was $36.0 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.73 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 5 – Stock Incentive Plans (continued)

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  At October 3, 2008, 49,500 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	Six Months Ended Oct. 3, 2008
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	92,021	$45.78
Granted	21,600	$46.52
Redeemed	(600)	$37.81
Forfeited/canceled
Outstanding at Oct. 3, 2008	113,021	$45.96

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

As of October 3, 2008 there was $.8 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 3, 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 6 – Other Income/Expense

For the quarter and six months ended October 3, 2008 and September 28, 2007, the components of other income/(expense) were as follows

	Second Quarter Ended
	Oct 3, 2008	Sept 28, 2007
Foreign exchange gains	-	$7.4
Gain on sale of non-operating assets	$0.2	-
Total Other Income	$0.2	$7.4

	Six Months Ended
	Oct 3, 2008	Sept 28, 2007
Foreign exchange (loss)/gains	$(13.5)	$25.6
Gain on sale of non-operating assets	.4	-
Total Other (Expense)/Income	$(13.1)	$25.6

Other (expense)/income includes foreign currency gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, and gains and losses from the sale of non-operating assets or immaterial businesses.

The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with derivative contracts denominated in the same currency as the exposure from the asset or liability.  The Company does not enter into derivative contracts for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other (expense)/income.  As of October 3, 2008, the notional amount of forward contracts outstanding was approximately $985 and the notional amount of purchased option contracts outstanding was approximately $156.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 7 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	Oct. 3, 2008	Mar. 28, 2008
Property and equipment	$3,574.5	$3,495.4

Note 8 – Dividends

No dividends were paid during the periods presented.  At October 3, 2008 and March 28, 2008, there were 159,649,241 and 159,218,613 shares, respectively, of $1.00 par value common stock issued.  The Company had 8,170,495 and 8,101,652 shares of treasury stock as of October 3, 2008 and March 28, 2008, respectively.

Note 9 – Cash Flows

Cash payments for interest on indebtedness were $126.7 and $75.0 for the six months ended October 3, 2008 and September 28, 2007, respectively.  Net cash payments for taxes on income were $155.6 and $210.7 for the six months ended October 3, 2008 and September 28, 2007, respectively.  Noncash investing activities included capital lease obligations of $43.7 and $9.4 for the six months ended October 3, 2008 and September 28, 2007, respectively.

Note 10 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Second Quarter Ended
	Oct. 3, 2008	Sept. 28, 2007

Net income	$451.7	$75.8
Foreign currency translation adjustment	(340.1)	86.9
Comprehensive income	$111.6	$162.7

	Six Months Ended
	Oct. 3, 2008	Sept. 28, 2007

Net income	$572.3	$183.9
Foreign currency translation adjustment	(315.0)	141.4
Unfunded pension adjustment	.9	4.5
Unrealized gain on available for sale securities		.4
Comprehensive income	$258.2	$330.2

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.   As a result of the Company’s comprehensive new growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Solutions and Services (BS&S).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”   The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes Business Solutions and Services – Consulting operating segments by geographies and vertical operations.  The BS&S – Consulting operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other” as indicated by SFAS 131.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as Business Solutions and Services-Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BS&S service line is comprised of the Business Solutions and Services –Consulting, Financial Services Sector reportable segments and Business Solutions and Services – Other.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (Continued)

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally. The Business Solutions and Services-Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  The Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies globally. The operating segments comprising Business Solutions and Services-Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

			Business Solutions and Services
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total

Three Months Ended October 3, 2008
Revenues	$1,494.9	$1,691.3	$477.8	$247.1	$354.9	$4.2	$(31.5)	$4,238.7
Operating Income (loss)	112.3	100.6	15.5	37.6	27.5	(11.3)		282.2
Three Months Ended September 28, 2007
Revenues	1,450.7	1,595.9	395.5	261.6	340.9	4.6	(32.0)	4,017.2
Operating Income (loss)	78.7	120.1	10.8	58.4	20.2	(15.7)	(1.3)	271.2

			Business Solutions and Services
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total

Six Months Ended October 3, 2008
Revenues	$2,987.6	$3,481.9	$1,019.7	$509.5	$731.2	$8.7	$(62.8)	$8,675.8
Operating Income (loss)	226.3	188.5	48.9	78.5	56.7	(34.5)	(.3)	564.1
Six Months Ended September 28, 2007
Revenues	2,870.7	3,190.5	799.7	512.4	534.0	9.2	(61.4)	7,855.1
Operating Income (loss)	187.5	215.0	26.9	95.7	28.9	(27.7)	(3.7)	522.6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 11 – Segment Information (Continued)

A reconciliation of operating income to income before taxes is as follows:

	Second Quarter Ended		Six Months Ended
	Oct. 3, 2008	Sept. 28, 2007	Oct. 3, 2008	Sept. 28, 2007

Operating income	$282.2	$271.2	$564.1	$522.6
Minority interest expense	(0.7)	(3.6)	(5.3)	(6.8)
Equity earnings	4.2	4.1	9.7	8.6
Corporate G&A	(51.1)	(41.6)	(92.8)	(74.1)
Interest expense	(58.8)	(48.8)	(122.7)	(78.0)
Interest income	9.1	8.8	18.6	18.3
Special items		(25.9)		(74.9)
Other (expense)/income	0.2	7.4	(13.1)	25.6
Income before taxes	$185.1	$171.6	$358.5	$341.3

Note 12 – Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to assess the carrying value of Goodwill at least annually or as circumstances require.  Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned.  The annual validation test for all reporting units was performed for the second quarter ended October 3, 2008, with no indication of impairment.

SFAS No. 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During September 2008 the Company began to experience a significant decline in its market capitalization, in conjunction with a decline in the value of the overall stock market.  As of October 3, 2008, the Company’s market capitalization was less than its net book value and the Company’s market capitalization has remained below its net book value.  The Company has evaluated if the decrease in its market value is the result of factors which would indicate a potential impairment of goodwill. The factors considered included, among other things, the Company’s performance against plan and the outlook for the Company’s businesses and industry in general. Based on that evaluation, the Company believes that overall stock market volatility has been the primary cause of the reduction in its market capitalization rather than factors specifically attributable to the Company, and therefore the decline in market capitalization is not an indication of impairment.  However, if the Company’s market capitalization is subject to additional sustained decreases, the Company will be required to perform an interim goodwill impairment test in accordance with SFAS 142.

A summary of the changes in the carrying amount of goodwill by segment for the six months ended October 3, 2008 is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Goodwill and Other Intangible Assets

			Business Solutions and Services
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Total

Balance as of March 28, 2008 (1)	$674.8	$1,388.1	$670.9	$493.8	$747.6	$3,975.2
Additions (adjustments)	(2.3)	9.2		10.9	8.3	26.1
Foreign currency translation		(89.0)	(35.9)	(2.3)	(6.5)	(133.7)
Transfers
Balance as of October 3, 2008	$672.5	$1,308.3	$635.0	$502.4	$749.4	$3,867.6

(1) During the first quarter of fiscal 2009, the Company revised its segment reporting structure as discussed in Note 11.  As a result of this revision, the March 28, 2008 balances and the adjustments have been modified to reflect this change.

The addition to goodwill of $26.1 consisted of approximately $18.7 related to the acquisition of the minority interest of Computer Systems Advisers (M) Berhad (CSAM), and purchase accounting adjustments related to Mynd Corporation, DynCorp, and Covansys of $10.9, $(2.3), and $(1.2), respectively.  See note 15 for further details regarding the acquisition of CSAM.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of October 3, 2008 and March 28, 2008 is as follows:

	October 3, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,587.9	$1,071.6	$516.3
Outsourcing contract costs	2,035.6	1,243.1	792.5
Other intangible assets	387.5	172.0	215.5
Total intangible assets	$4,011.0	$2,486.7	$1,524.3

	March 28, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,532.6	$1,005.2	$527.4
Outsourcing contract costs	2,144.4	1,219.0	925.4
Other intangible assets	387.5	147.9	239.6
Total intangible assets	$4,064.5	$2,372.1	$1,692.4

Amortization related to intangible assets was $133.1 and $119.7 for the three months and $267.0 and $227.3 for the six months ended October 3, 2008 and September 28, 2007, respectively.  Estimated amortization expense related to intangible assets as of March 28, 2008, adjusted for the acquisition of Covansys, for each of the subsequent five years, fiscal 2009 through fiscal 2013, is as follows: $362.3, $323.5, $245.9, $194.0, and $146.5, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items

The Company did not record any charges related to special items during the quarter and six months ended October 3, 2008.  Special items totaling $25.9 and $74.9 were recorded during the quarter and six months ended September 28, 2007.  For the second quarter and six months ended September 28, 2007 special items consisted of:  (1) a $25.9 and $52.5 restructuring charge, respectively (see discussion below), and (2), a $22.4 charge related to the retirement of the Company’s Chairman and Chief Executive Officer recorded during the first quarter of fiscal 2008.

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

The Company did not record any termination-related restructuring charges as special items in the second quarter of fiscal 2009 compared to $18.7 in the second quarter of fiscal 2008.  Other costs, which were primarily related to vacant space of $7.2 were also recorded during the second quarter of fiscal 2008.

Restructuring-related pre-tax cash payments during the second quarter of fiscal 2009 were $8.7 compared to approximately $48.2 in the second quarter of fiscal 2008.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.  Such liabilities are included in the consolidated pension liability account.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Special Items (continued)

See the following table for a summary of fiscal 2009 year to date activity:

Three months ended October 3, 2008
	Liability as of July 4, 2008	Less payments	Other(1)	Restructuring liability as of Oct. 3, 2008

Workforce Reductions	$26.4	$(6.5)	$(2.2)	$17.7
Other	29.3	(2.2)	(2.7)	24.4
Total	$55.7	$(8.7)	$(4.9)	$42.1

Six months ended October 3, 2008:

	Liability as of March 30, 2008	Less Payments	Other(1)	Restructuring liability as of Oct. 3, 2008
Workforce reductions	$61.3	$(41.7)	$(1.9)	$17.7
Other	32.8	(5.7)	(2.7)	24.4
Total	$94.1	$(47.4)	$(4.6)	$42.1

(1)	Foreign currency translation adjustments.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions

During fiscal 2009, the Company finalized a scheme of arrangement to acquire the 49% of Computer Systems Advisers (M) Berhad (CSAM) not owned by the Company’s wholly owned subsidiary, CSA Holding, Ltd.   The arrangement allows for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was $197 Malaysian dollars (approximately $63 USD).  The acquisition was accounted for under the purchase method.  Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership.  The Company’s purchase of the remaining interest of CSAM resulted in approximately $18.7 allocated to goodwill during the second quarter of fiscal 2009.  The goodwill was allocated to Global Outsourcing Services, and BS&S – Other segments.  Adjustments to the purchase price allocation are expected to be finalized no later than the last quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.  The pro forma impact on the net income and earnings per share have not been disclosed for the current comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments.  The preliminary value estimates will be finalized no later than the end of the third quarter of fiscal 2009.  Based on the preliminary estimates of fair value, approximately $27 was allocated to identifiable intangible assets and approximately $220 was allocated to goodwill.  Of the $27 allocated to identifiable intangible assets, $3 was assigned to internally developed software (estimated useful life of 5 years), and $24 allocated to customer related intangibles (estimated useful life of 3 years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  Of the $220 goodwill recognized, $153 was assigned to the BS&S Consulting segment and $67 was assigned to Global Outsourcing Services segment.  None of the goodwill is deductible for tax purposes.

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

	As Reported		Pro forma
	Second Quarter Ended		Second Quarter Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Revenue	$4,238.7	$4,017.2	$4,238.7	$4,089.3

Net Income	$451.7	$75.8	$451.7	$81.3

Basic Earnings Per Share	$2.98	$0.44	$2.98	$0.47

Diluted Earnings Per Share	$2.95	$0.43	$2.95	$0.46
	As Reported		Pro forma
	Six Months Ended		Six Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Revenue	$8,675.8	$7,855.1	$8,675.8	$7,998.5

Net Income	$572.3	$183.9	$572.3	$188.0

Basic Earnings Per Share	$3.78	$1.06	$3.78	$1.09

Diluted Earnings Per Share	$3.74	$1.04	$3.74	$1.07

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (Continued)

As a result of the FCG acquisition on January 11, 2008, the Company has incurred and will continue to incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate FCG into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of FCG office and data center space in the U.S. where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 68 FCG employees.  As of October 3, 2008, 58 employees have been terminated.  Consolidation and integration plans are still being finalized in the various geographies where FCG operates; therefore, the estimated integration liabilities are subject to change as plans become finalized.  The components of the estimated acquisition integration liabilities included in the purchase price allocation for FCG are presented in the following table.

	Acquisition Integration Liabilities	Paid as of October 3, 2008	Balance Remaining at October 3, 2008
Facility consolidations	$3.1	-	$3.1
Severance payments	4.6	$4.2	.4
Total	$7.7	$4.2	$3.5

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

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 29 Covansys employees.  As of October 3, 2008, 29 employees had been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 15 – Acquisitions (Continued)

	Acquisition Integration Liabilities	Paid as of October 3, 2008	Other	Balance Remaining at October 3, 2008
Facility consolidations	$4.4	$1.6		$2.8
Severance payments	4.9	3.9	$0.9	0.1
Other	0.1	0.1
Total	$9.4	$5.6	$0.9	$2.9

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

	Acquisition Integration Liabilities	Paid as of October 3, 2008	Balance Remaining at October 3, 2008
Facility consolidations	$1.5		$1.5
Other	.1		.1
Total	$1.6		$1.6

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

	Acquisition Integration Liabilities	Paid as of October 3, 2008	Balance Remaining at October 3, 2008
Severance payments	$7.1	$7.1
Facility consolidations	66.7	62.6	$4.1
Other	6.1	5.8	.3
Total	$79.9	$75.5	$4.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies

The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. Federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.  The recent global financial crisis  has resulted in a tightening of credit markets, including the US commercial paper market, resulting in decreased liquidity in many financial markets and uncertainty in global economic conditions.  The company recently responded to the dislocation in the commercial paper market by drawing down $1.5 billion under its committed revolving credit facility.  Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the company's business as customers and suppliers may be unable to  obtain financing to meet payment or delivery obligations to the Company.   In addition, customers may decide to defer or cancel contract decisions which could negatively affect revenue.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote.  At October 3, 2008, the Company had $475.3 of outstanding letters of credit and surety bonds relating to these performance guarantees.  The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $668.8 of such working capital lines; as of October 3, 2008, the amount of the maximum potential payment is $146.2, the amount of the related outstanding subsidiary debt. The $146.2 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  In July 2008 the court issued  a  scheduling  order  in  the  Hensley  litigation  setting a class certification hearing date of December 2, 2008.  No class certification date has been set in the Basham litigation at this time.  During the second quarter of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  These discussions are continuing into the third quarter of fiscal 2009.  There can be no assurance that the Company will reach an agreement with plaintiffs' legal counsel on settlement terms acceptable to the Company.

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

Included in current assets on the Company's balance sheet are approximately $451 ($414 of which is subject to the claims) of unbilled receivables and $405 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began  in the first half of fiscal year 2009.  Discovery in the litigation could continue for a period of one to two years. With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation is expected to  begin  during the third quarter of fiscal year 2009 and could continue for a year or more.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming Computer Sciences Corporation ("CSC") as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al, Case No. BC353316 and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West sustained  a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.    The statutory time for filing a notice of appeal has passed and plaintiffs in the state court case have not appealed the court’s granting of the Company’s demurrer and dismissal.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit.  Appellate briefs have been filed and the appeal is currently pending.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 16 – Commitments and Contingencies (continued)

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants  filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants  filed  their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Second Quarter Ended
	October 3, 2008		September 28, 2007
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$28.9	$12.3	$29.9	$15.2
Interest cost	37.2	29.3	32.5	30.3
Expected return on assets	(42.8)	(32.8)	(38.2)	(36.1)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.2	.2	.2	.1
Amortization of unrecognized net loss	.8	2.9	3.7	5.4
SFAS No. 88 settlement/curtailment		(.2)		.2
Net periodic pension cost	$24.3	$12.0	$28.1	$15.4

	Six Months Ended
	October 3, 2008		September 28, 2007
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$57.8	$24.6	$59.8	$30.0
Interest cost	74.4	59.6	65.0	60.0
Expected return on assets	(85.6)	(66.8)	(76.4)	(71.5)
Amortization of transition obligation		.6		.6
Amortization of prior service costs	.4	.4	.4	.2
Amortization of unrecognized net loss	1.6	5.9	7.4	10.7
SFAS No. 88 settlement/curtailment				.4
Net periodic pension cost	$48.6	$24.3	$56.2	$30.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 17 – Pension and Other Benefit Plans (continued)

	Second Quarter Ended
	October 3, 2008		September 28, 2007
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$.6	$.1	$.7	$.1
Interest cost	2.6	.2	2.4	.1
Expected return on assets	(1.8)		(1.7)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.1		.1
Amortization of unrecognized net loss	.8		1.1
Net provision for postretirement benefits	$2.7	$.3	$3.0	$.2

	Six Months Ended
	October 3, 2008		September 28, 2007
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$.2	$1.3	$.2
Interest cost	5.2	.4	4.9	.2
Expected return on assets	(3.6)		(3.4)
Amortization of transition obligation	.8		.8
Amortization of prior service costs	.2		.3
Amortization of unrecognized net loss	1.6		2.1
Net provision for postretirement benefits	$5.4	$.6	$6.0	$.4

The Company expects to contribute approximately $200 to its defined benefit pension and $10 to its postretirement benefit plans during fiscal 2009.  During the first six months of fiscal 2009, the Company contributed $92 million to its defined benefit pension plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  The Statement does not require any new fair value measurements.  The portion of this statement related to the measurement of financial assets and liabilities was adopted by the Company at the beginning of fiscal 2009 did not have a material impact on the Company’s results of operations or financial position.  The portion of this statement related to non-financial assets and liabilities is effective for the Company’s fiscal 2010 and the Company believes that adoption will not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under Statement 115.  The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed.  This Statement is effective for CSC’s fiscal 2009.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

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

Note 19 – Subsequent Events

On October 23, 2008, the Company borrowed $1.5 billion under its $1.5 billion committed revolving line of credit facility which expires July 12, 2012.  The Company took the action due to the current instability of the commercial paper market and to ensure the Company’s liquidity position in light of the ongoing credit market dislocation.  The primary use of the proceeds is to repay maturing commercial paper and term debt and fund working capital needs.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2009 versus
Second Quarter and First Six Months of Fiscal 2008

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K, as well as any other risks and uncertainties set forth elsewhere in this Form 10-Q and in the Company’s other SEC filings.

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

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 28, 2008.  The following discusses the Company's results of operations and financial condition as of and for the three and six months ended October 3, 2008, and the comparable period for the prior fiscal year.  See Note 1 to the consolidated condensed financial statements.

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

Second Quarter Overview

Key highlights of the second quarter and year-to-date include:

•	Second quarter revenues as reported rose 5.5%, and 4.4% on a constant currency basis.
•	Six months year-to-date revenue as reported increased 10.4%, and 8.1% on a constant currency basis.
•
Net income was $451.7 million (including a tax benefit of $266.6 million) compared to $75.8 million for the prior year second quarter and $572.3 (including a tax benefit of $213.8 million) million compared to $183.9 million for the prior year six months year to date.

•	Earnings per share were $2.95 and $3.74 compared to 43 cents and $1.04 for the three and six months year to date for fiscal 2009 and 2008, respectively.
•	Business awards of $4.6 billion and $10 billion were announced for the quarter and six months year-to-date, respectively.
•	DSO of 91 days improved 11 days compared to the second quarter of fiscal 2008 and improved 6 days compared to the first quarter of fiscal 2009(1).
•	Debt-to-total capitalization ratio at quarter-end increased to 39.7% from 38.9% at fiscal 2008 year-end.
•	ROI for the last twelve months ended October 3, 2008 was approximately 14.7%.
•
Cash provided by operating activities was $345.0 million for the six months year to date of fiscal 2009 versus cash used of $91.8 million for the fiscal 2008 comparable period.  Cash used in investing activities was $556.8 million for the first six months of fiscal 2009 compared to $1.9 billion for fiscal 2008 comparable period.  Free cash outflow for the six months year to date was $162.8 million for fiscal 2009 compared to $676.0 million for the fiscal 2008 comparable period.(2)

(1)  DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last three months divided by the number of days in the fiscal quarter.

(2) The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Six Months Ended
(in millions)	Oct 3, 2008	Sept 28,2007

Free cash flow	$(162.8)	$(676.0)
Net cash used in investing activities	556.8	1,880.4
Acquisitions	(62.8)	(1,315.6)
Capital lease payments	13.8	19.4
Net cash provided by (used in) operating activities	$345.0	$(91.8)
Net cash used in investing activities	$(556.8)	$(1,880.4)
Net cash provided by financing activities	$287.2	$1,393.0

The Company announced business awards of $4.6 billion for the second fiscal quarter, with $3.2 billion awarded to the North American Public Sector line of business, $1.0 billion awarded to the Business Solutions & Services line of business, and $.4 billion awarded to the Global Outsourcing Services line of business.

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

Lines of Business and Reportable Segments

As a result of the Company’s comprehensive new growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Solutions and Services (BS&S).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments.  The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes Business Solutions and Services – Consulting operating segments by geographies and vertical operations.  The BS&S – Consulting operating segments provide business process outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other”.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as Business Solutions and Services-Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BS&S service line is comprised of the Business Solutions and Services –Consulting, Financial Services Sector reportable segments and Business Solutions and Services – Other.

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally. The Business Solutions and Services-Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  The Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies globally. The operating segments comprising Business Solutions and Services-Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

Lines of Business	Reportable Segments
North American Public Sector (NPS)	North American Public Sector
Global Outsourcing Services (GOS)	Global Outsourcing Services
Business Solutions and Services (BS&S)	BS&S – Consulting
BS&S - Financial Services Sector
BS&S-Other

BS&S-Other includes the Company’s non-outsourcing related services in Australia and Asia and the Company’s India operations.  In addition a Corporate entity and eliminations will be reported under the segment disclosure.  See Note 11 to the consolidated condensed financial statements.

Overview

Revenue growth during the second quarter of fiscal 2009 of 5.5% was the result of new engagements in GOS; the acquisition of First Consulting Group during fiscal 2008, which primarily benefited BS&S; growth from consulting and systems integration operations in BS&S Europe and growth from existing programs in North American Public Sector.  Movement in foreign currency exchange rates also contributed to the GOS, BS&S-Consulting and BS&S-Other revenue growth.

ROI for continuing operations, before special items, for the twelve months ended October 3, 2008, was 14.7%.  ROI increased on a year-over-year basis as margin increased during the last twelve months, primarily as a result of a significant tax benefit, and a slight increase in asset turnover.  ROI is a measure management continues to place a high priority on as a driver of increased shareholder value and as an effective decision tool.

The increase in cash provided by operating activities during the six months year to date of fiscal 2009 compared to the prior year period resulted from an increase in net income, a significant decrease in accounts receivable on a year over year basis partially offset by a decrease in accounts payable and accrued liabilities, a decrease in deferred revenue and a decrease in income tax liabilities.  The decrease in cash used in investing activities was due to the acquisition of Covansys Corporation in the prior year second quarter and the decrease in cash provided by financing activities was related to the financing of the Covansys Corporation acquisition in the prior year period.

Results of Operations

Revenues

	Second Quarter Ended
Dollars in millions	2009	2008	Change	Percent

BS&S – Consulting	$477.8	$395.5	$82.3	20.8%
BS&S – Financial Services Sector	247.1	261.6	(14.5)	(5.5)
BS&S – Other	354.9	340.9	14.0	4.1
Business Solutions & Services	1,079.8	998.0	81.8	8.2
Global Outsourcing Services	1,691.3	1,595.9	95.4	6.0
North American Public Sector	1,494.9	1,450.7	44.2	3.0
Corporate	4.2	4.6	(.4)
Subtotal	4,270.2	4,049.2	221.0	5.5
Eliminations	(31.5)	(32.0)	.5
Total Revenue	$4,238.7	$4,017.2	$221.5	5.5%

	Six Months Year-to-Date
Dollars in millions	2009	2008	Change	Percent

BS&S – Consulting	$1,019.7	$799.7	$220.0	27.5%
BS&S – Financial Services Sector	509.5	512.4	(2.9)	(.6)
BS&S – Other	731.2	534.0	197.2	36.9
Business Solutions & Services	2,260.4	1,846.1	414.3	22.4
Global Outsourcing Services	3,481.9	3,190.5	291.4	9.1
North American Public Sector	2,987.6	2,870.7	116.9	4.1
Corporate	8.7	9.2	(.5)
Subtotal	8,738.6	7,916.5	822.1	10.4
Eliminations	(62.8)	(61.4)	(1.4)
Total Revenue	$8,675.8	$7,855.1	$820.7	10.4%

The factors affecting the percent change in revenues for the second quarter and six months year-to-date of fiscal 2009 are as follows:

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
Second Quarter
BS&S – Consulting	12.6%	3.3%	4.9%	20.8%
BS&S – Financial Services Sector			(5.5)	(5.5)
BS&S – Other		3.2	.9	4.1
Business Solutions & Services	5.0	2.4	.8	8.2
Global Outsourcing Services	.9	1.2	3.9	6.0
North American Public Sector			3.0	3.0
Eliminations
Total	1.6%	1.1%	2.8%	5.5%

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
Six Months Year-to-Date
BS&S – Consulting	13.8%	6.7%	7.0%	27.5%
BS&S – Financial Services Sector		.8	(1.4)	(.6)
BS&S – Other	24.9	6.3	5.7	36.9
Business Solutions & Services	13.2	4.9	4.3	22.4
Global Outsourcing Services	1.1	2.8	5.2	9.1
North American Public Sector			4.1	4.1
Eliminations
Total	3.5%	2.3%	4.6%	10.4%

Revenue for the second quarter of fiscal 2009 increased 5.5% compared to the prior year comparable period with all but one of the reporting segments, BS&S Financial Services Sector, reporting revenue growth for the quarter.  Revenue growth in BS&S Consulting and Global Outsourcing Services benefited from the acquisition of First Consulting Group in their prior year.  Foreign currency movements also favorably impacted revenue growth, however, this was significantly less than in the first quarter of fiscal 2009 as the U.S. Dollar strengthened against many currencies at the end of the second quarter.

For the six-months year to date of fiscal 2009 the trends were very similar to the second quarter.  The acquisition of Covansys Corporation in July, 2007 benefited revenue growth for the six-months year to date.  Foreign currency movements also favorably impacted the six-months year to date revenue growth.

Business Solutions and Services

The Business Solutions and Services line of business revenue growth benefited from an acquisition in the prior year in the BS&S Consulting reporting segment as well as the favorable impact of foreign currency movements during the quarter.  For the quarter and six-months year to date, BS&S Consulting and BS&S Other reported net internal revenue growth while BS&S Financial Services Sector reported a revenue decline for both periods.

BS&S Consulting revenue growth for the second quarter resulted from growth in the consulting and systems integration business in Europe and the acquisition of First Consulting Group.  The growth in EMEA was from the achievement of milestones on the National Health Service contract and project work in the Central region, which combined contributed approximately $30 million of revenue in the quarter.  In the Americas, BS&S Consulting revenue growth benefited from the acquisition of First Consulting Group which contributed approximately $50 million of revenue during the quarter.  For the six-months year to date the acquisition of First Consulting Group contributed approximately $107 million of revenue in the Americas and increased project work on consulting and systems integration engagements in the Central and West regions of EMEA provided approximately $123 million of revenue growth.  This growth was partially offset by a decline in revenue recognized on the National Health Service contract of approximately $11 million for the six-months year to date.

Financial Services Sector revenue declined during the second quarter of fiscal 2009 compared to the prior year comparable period.  This decline was the result of a decrease in software license sales in both the United States and Europe with combined sales down $9 million.  The liquidity crisis in the world markets also impacted revenue for the Company’s credit reporting business as demand for credit reporting decreased and revenue declined 1.5% for the quarter.  For the six-months year to date the decline of software license sales in the second quarter offset the growth in license sales during the first quarter and software license sales on a year to date basis were flat to the prior year.  Software services declined on a year over year basis and the Company’s credit reporting service reported a 1.9% decrease in revenue for the year as demand for credit reporting was affected by the liquidity crisis.

BS&S Other, which includes the Company’s Australia, Asia and India businesses, reported revenue growth of 4.1% for the second quarter of fiscal 2009.   This growth was primarily in Asia from a hardware resale business which contributed approximately $7 million to revenue growth.  The remainder of the growth was from a professional staffing business in Australia and from legacy Covansys Corporation operations in India.  For the six-months year to date, the acquisition of Covansys Corporation provided $136 million of acquired revenue, a professional staffing business in Australia provided approximately $30 million of revenue growth, and a hardware resale business in Asia provided approximately $22 million of revenue growth.  Movements in foreign currency exchange rates benefited BS&S Other revenue for the quarter and six-months year to date ended October 3, 2008.

Global Outsourcing Services

Global Outsourcing Services revenue growth for the second quarter of fiscal 2009 was the result of new outsourcing engagements, growth on existing engagements, a small benefit from the acquisition of First Consulting Group and movements in foreign currency exchange rates.

New engagements provided approximately $54 million and $151 million of revenue during the second quarter and six-months year to date, respectively.  The new engagements were with an auto manufacturer, an auto parts supplier, an investment bank and government agencies and healthcare providers.  Growth from existing engagments provided $121 million and $299 million of revenue for the second quarter and six-months year to date, respectively.  This growth was partially offset by reduced activity on certain existing engagements which resulted in revenue declines of $92 million and $188 million for the second quarter and six-months year to date, respectively.  Movements in foreign currency exchange rates in EMEA, Asia and Australia also contributed to revenue growth for the second quarter and six-months year to date.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Second Quarter Ended
(Dollars in millions)	2009	2008	Change	Percent

Department of Defense	$1,040.9	$968.6	$72.3	7.5%
Civil agencies	417.7	432.2	(14.5)	(3.4)
Other (1)	36.3	49.9	(13.6)	(27.3)
Total North American Public Sector	$1,494.9	$1,450.7	$44.2	3.0%

	Six Months Year-to-Date
(Dollars in millions)	2009	2008	Change	Percent

Department of Defense	$2,061.2	$1,912.0	$149.2	7.8%
Civil agencies	843.7	872.7	(29.0)	(3.3)
Other (1)	82.7	86.0	(3.3)	(3.8)
Total North American Public Sector	$2,987.6	$2,870.7	$116.9	4.1%

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the North American Public Sector reporting segment.

Revenues from the North American Public Sector increased of 3.0% and 4.1% for the second quarter and six months year to date, respectively, as a result of growth on new and existing programs with the Department of Defense (DoD).  DoD contributors to revenue growth included additional tasking on systems integration programs with the Army and Air Force which contributed $20 million and $68 million, respectively, procurement programs with the Army provided an additional $42 million and $56 million, respectively, and other programs to provide engineering support, business process outsourcing and logistic support provided $23 million and $51 million, respectively, of revenue for the quarter and six-months ended October 3, 2008 compared to the prior year comparable periods.  These increases more than offset the impact of the conclusion of a classified program which reduced revenue approximately $6 million and $26 million, respectively, for the quarter and six-months year to date ended October 3, 2008.

Civil agencies’ revenue declined as a result of the conclusion of a program to provide support services to NASA and a decline in revenue from a document handling business which combined reduced revenue $27 million and $62 million for the quarter and six-months year to date.  These declines in revenue were partially offset by growth on various programs with the Department of Health and Human Services, the Department of Transportation and the FAA which combined increased revenue approximately $6 million and $25 million, respectively, for the quarter and six-months ended October 3, 2008.  Other revenue declined as the development phase of a project with a foreign government was completed which reduced revenue $11 million for the quarter and $10 million for the six months year to date.

During the second quarter of fiscal 2009, the Company announced federal contract awards with a total value of $3.2 billion, compared to $3.8 billion announced during the comparable period for fiscal 2008.

Costs and Expenses

The Company's costs and expenses were as follows:

	Second Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2009	2008	2009	2008

Cost of services(1)	$3,406.7	$3,253.8	80.4%	81.0%	(.6)%
Selling, general & administrative	285.3	241.1	6.7	6.0	.7
Depreciation and amortization	312.1	292.2	7.3	7.3
Special items		25.9		.6	(.6)
Interest expense, net	49.7	40.0	1.2	1.0	.2
Other (income)/expense	(.2)	(7.4)		(.2)	.2
Total	$4,053.6	$3,845.6	95.6%	95.7%	(.1)%

	Six Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2009	2008	2009	2008

Cost of services(1)	$7,008.0	$6,351.9	80.8%	80.9%	(.1)%
Selling, general & administrative	562.8	481.7	6.5	6.1	.4
Depreciation and amortization	629.3	571.2	7.3	7.3
Special items		74.9		.9	(.9)
Interest expense, net	104.1	59.7	1.2	.8	.4
Other (income)/expense	13.1	(25.6)	.2	(.3)	.5
Total	$8,317.3	$7,513.8	96.0%	95.7%	.3%

(1)	Excludes depreciation and amortization.

Comparing the second quarter and six months year to date of fiscal 2009 and 2008, total costs and expenses as a percentage of revenue for the second quarter were essentially unchanged on a year over year basis with a decrease in cost of services and special charges during fiscal 2009 offsetting increases in selling, general & administrative expense, depreciation and amortization, net interest expense and other (income)/expense.  For the six months year to date the trends were similar.

The Company substantially matches revenues and costs in the same currencies with costs to provide services incurred, in the same currency as revenues are earned.  As such, the foreign currency impact of approximately 1.1% points and 2.3% points for the quarter and six months year to date did not have a material impact on costs and expenses as a percentage of revenue.  The Company is increasing its use of off-shore support and therefore its exposure to foreign currency fluctuations.  The Company’s efforts to manage the exposure to foreign currency fluctuations has reduced the gains from foreign currency fluctuations and resulted in additional costs which were both reported in other (income)/expense.

Cost of Services

Cost of services (COS) as a percentage of revenue for the second quarter of fiscal 2009 decreased .6% points to 80.4% from the year earlier period.  The primary factor in the decrease in ratio for the quarter was the impact of a $42 million pretax charge ($25.6 million after tax or $.15 per share) recorded in the North American Public Sector in the prior year period related to the amendment of a long-term contract to provide systems development and implementation services to the IRS.  The reduction in the North American Public Sector COS ratio was partially offset by an increase in the ratio in GOS COS ratio where the ratio increased .7% points on a year over year basis.  The increase in the GOS ratio was the result of operational issues on certain outsourcing engagements in GOS Americas where the COS ratio increased 4.0% points (.6% points on a consolidated basis) partially offset by an reduction in the ratio for GOS EMEA of 2.2% points (.4% points on a consolidated basis) as cost management improved the margin on certain outsourcing contracts in Europe.  BS&S Consulting’s cost ratio was essentially flat to the prior year as decreases in the ratio in the Americas offset increases in the ratio in Europe.  The cost ratio for BS&S Financial Services Sector increased approximately 2.3% points as a result of a decline in software license sales in the United States and in Europe.  Software license sales have higher operating margins than consulting or outsourcing revenue streams. BS&S Other’s cost ratio was essentially flat to the prior year ratio.

For the six-months year to date the Cost of services, as a percentage of revenue, decreased by .1% points to 80.8% for the six months ended October 3, 2008 versus the comparable period for fiscal 2008.  The decrease in the ratio was primarily due to the decrease in the cost ratio for the North American Public Sector, where the ratio decreased .7% points as a result of the pretax charge in the prior year noted above.  The impact of the prior year charge was partially offset by an adjustment on a fixed price contract as a result of an updated estimate to complete during the first quarter of fiscal 2009.  This decrease in the ratio was partially offset by an increase in the cost ratio in Global Outsourcing Services where the ratio increased .9% points.  Within GOS, GOS EMEA’s cost ratio decreased 2.3% points on a year over year basis as a result of improved margins on certain outsourcing engagements.  This decrease was offset by an increase in GOS America’s cost ratio of 4.4% points as a result of operational issues on certain outsourcing engagements.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .7% points and .4% points to 6.7% and 6.5% for the second quarter and six months year to date of fiscal 2009, respectively.  The increase in the ratio was the result of an increase in the ratio in Global Outsourcing Services and charges at Corporate.  Global Outsourcing Services ratio increased 1.1% points and 1.0% points for the second quarter and six months year to date as a result of increased business development expenses, increased personnel costs related to managing customer relationships and costs incurred to roll out the new CSC brand in Europe.  The increase in SG&A expenses for the Corporate entity were related the roll out of the new CSC brand, costs incurred to relocate the Company’s headquarters and an increase in employee stock option expense.

Depreciation and Amortization

The depreciation and amortization (D&A) ratio at 7.3% of revenue was unchanged from the prior year for the second quarter and six months year to date of fiscal 2009.  An increase in the ratio in the BS&S Consulting operating segment, where the ratio increased .7% points for the second quarter, as a result of the acquisition of First Consulting Group and the amortization of the customer related intangibles as well as continued investment in the National Health Services contract was offset by a decline in the ratio of .3% points for the North American Public Sector due to delays in replacing depreciated assets.  There were minimal changes in the cost ratio for the other operating segments.

Interest Expense, Net

Net interest expense increased approximately $9.7 million for the second quarter of fiscal 2009 and increased $44.4 million for the six months year to date of fiscal 2009 compared to the prior year comparable periods.  As a result, the ratio increased by .2% points to 1.2% as a percentage of revenue for the second quarter and the six months year to date.  This increase in interest expense was primarily a result of the issuance of the 6.5% and 5.5% senior notes for a combined $1.7 billion in fiscal 2008 to finance the acquisition of Covansys Corporation and First Consulting Group.  Interest on these notes was approximately $24.3 million for the second quarter of fiscal 2009 and $52.2 million for the six months year to date.  The remainder of the increase was from the issuance of approximately $472 million of commercial paper during the first six months of fiscal 2009, as the Company maintained higher cash balance as a result of the credit market dislocation in September 2008.  In addition, higher borrowings in Europe to fund working capital requirements and additional capital leases in NPS contributed to interest expense.  Interest income was flat on a year over year basis.

Other Expense/(Income)

Other (income)/expense includes foreign currency exchange gains and losses including gains and losses on currency forwards, hedging costs, and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial businesses or operations.  Other income decreased $7.2 million and $38.7 million for the second quarter and the six months year to date, respectively, compared to the prior year comparable periods.  The change in other income was due to 1) foreign currency gains in fiscal 2008 which were the result of remeasurement gains from intercompany foreign currency balances which were unhedged 2) miscellaneous foreign currency losses on unhedged intercompany balances during fiscal 2009 and 3) the cost of hedging intercompany exposures during fiscal 2009. The Company addressed the foreign currency exchange rate volatility risk for fiscal 2009 by hedging intercompany balances with forward contracts.  These hedges have been effective with minimal foreign currency exchange gains or losses recorded in other (income)/expense for the second quarter of fiscal 2009.

Taxes

The effective tax rate on income from continuing operations for the second quarter ended and six months ended was (144.0%) and (59.6%) for fiscal year 2009, and 55.8% and 46.1% for fiscal year 2008, respectively.  The decrease in the fiscal year 2009 rate was primarily attributable to a $370.5 million reduction in uncertain tax liabilities, including interest and penalties, due to settlements with the U.S. Internal Revenue Service (“IRS”) and the filing of accounting method changes.

During the second quarter of fiscal year 2009, the IRS concluded its examination of the Company’s consolidated U.S. tax returns for the fiscal years 2000 through 2004.  The nature of the significant items subject to examination included depreciation and amortization, research credits and international tax issues. During the second quarter of fiscal year 2009, the Company also filed various accounting method changes with the IRS.

As a result of the conclusion of the IRS examination and the filing of accounting method changes, the Company recorded reductions of approximately $929.3 million in the liability for unrecognized tax benefits and related accrued interest and penalties at October 3, 2008. Of the reductions in liability for unrecognized tax benefits and related accrued interest and penalties, approximately $370.5 million was reflected as a reduction to income tax expense. Additionally, $420.9 million, $143.9 million and $(6.0) million of unrecognized tax benefits were reclassified in the Company’s balance sheet at October 3, 2008, from liability for uncertain tax positions to deferred tax liabilities, taxes payable and other balance sheet accounts, respectively.

As of October 3, 2008, the Company's liability for uncertain tax positions was $591.3 million, including interest and penalties of $146.0 million and net of tax carryforwards of $242.5 million.  During the second quarter of fiscal year 2009, the Company recorded a net reduction of $110.5 million of interest on uncertain tax positions and a net reduction of $105.9 million of related penalties in income tax expense. These amounts include a reduction in interest and penalties of $140.2 million and $109.4 million, respectively, as a result of filing accounting method changes and settlements with the IRS during the second quarter of fiscal year 2009.

Tax interest for the second quarter of fiscal year 2009 was $29.7 million (net of tax benefit) before interest reversals related to changes in accounting methods filed with the Internal Revenue Service and settlements with taxing authorities.  This interest amount includes the effect of new uncertain tax positions recognized in the second quarter of fiscal year 2009.  Interest expense is expected to continue to accrue at approximately $6 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share increased $2.52 and $2.70 for the second quarter and six months year to date, respectively, for fiscal 2009 compared to the prior year period.  The increase in earnings per share was a result of an increase in net income of $375.9 million and $388.4 million, respectively, as a result of income tax benefits, a decrease in special items and a decrease in the share base of 12.6% and 13.2%, respectively, for the quarter and six months year to date ended October 3, 2008.  The reduction in the share base was the result of 1) a 10b5-1 share repurchase plan completed during fiscal 2008 under which the Company repurchased and retired 21.7 million shares of outstanding common stock, 2) the final settlement of a collared accelerated share repurchase transaction during fiscal 2008, and 3) a decline in common stock equivalents due to the decline in the Company’s stock price on a year over year basis.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Six Months Year-to-Date
(In millions)	Fiscal 2009	Fiscal 2008
Net cash provided by (used in) operations	$345.0	$(91.8)
Net cash used in investing	(556.8)	(1,880.4)
Net cash provided by financing	287.2	1,393.0
Effect of exchange rate changes on cash and cash equivalents	(32.7)	19.9
Net increase (decrease) in cash and cash equivalents	42.7	(559.3)
Cash and cash equivalents at beginning of year	698.9	1,050.1
Cash and cash equivalents at quarter end	$741.6	$490.8

Net cash provided by operations of $345.0 million for the six months year to date of fiscal 2009 represents a increase in cash provided by operations of $436.8 million from the prior year comparable period.  This increase reflects several factors including changes in working capital.  Working capital increased approximately $402 million during the six months year to date of fiscal 2009 compared to an increase of $966 million for the comparable period in the prior year.  Changes in working capital during the six months include:

•
Accounts receivable decreased $321 million during the six months year to date compared to an increase of $314 million in the prior year period.  DSO decreased to 91 days for the second quarter of fiscal 2009 from 102 days for fiscal 2008.

•
Prepaid expenses and other current assets increased $54 million compared to an increase of $241 million for the six months year to date of fiscal 2009 compared to the prior year period.  This increase was primarily due to an increase in work-in-process related to the National Health Service contract.

•
Accounts payable, accrued payroll and other accrued expenses combined decreased $642 million during the six months year to date compared to a $524 million decrease in the prior year period.  The fiscal 2009 decreases were primarily in accounts payable and accrued expenses as a result of the payment of management bonuses, the payment of $47.4 million under the restructuring plan and the payment of other amounts accrued at year end.

•	Net cash tax payments for taxes was $155.6 million during the six months year to date. Payments during the prior year period were $210.7 million.

•
Deferred revenue and advanced payments decreased $150.5 million during the six months year to date of fiscal 2009 compared to $138.5 million in the prior year period.  The decrease in fiscal 2009 was primarily from utilization of contract advances on the National Health Service contract.

Cash flow is also affected by deferred costs related to expected contract modifications with the U.S. federal government.  Milestone billings on contracts may be impacted by modifications to contract scope, schedule, and price.  The Company routinely negotiates such contract modifications in both the North American Public Sector and the Business Solutions and Services lines of business.

Net cash outflow for investing activities decreased approximately $1.3 billion during the six months year to date of fiscal 2009 as compared to fiscal 2008 as a result, primarily, of acquisition costs of approximately $1.4 billion related to the acquisition of Covansys Corporation in the prior year second quarter.

Cash provided by financing activities for the first quarter of fiscal 2009 reflects the issuance of approximately $472 million of commercial paper and net borrowing under lines of credit of $280 million, partially offset by the redemption of the 3.5% term notes due April 2008, payments on capital leases and repayment of borrowings on lines of credit.  The prior year financing cash flows included the issuance of approximately $1.4 billion of commercial paper, classified as debt issuances, to finance the acquisition of Covansys Corporation and approximately $61 million in additional proceeds from the exercise of stock options.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $741.6 million at October 3, 2008 and $698.9 million at March 28, 2008.  Equity increased by $277.1 million during the six months ended October 3, 2008 as a result of net income of $572.3 million, a decrease in the cumulative translation adjustment account of $315 million and the exercise of stock options, which were partially offset by the impact of the change to a fiscal year-end measurement date for pension plans, as required by SFAS 158, of $24.7 million in the first quarter of fiscal 2009.

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

As of October 3, 2008 the Company’s total liquidity was approximately $1.5 billion which included cash and cash equivalents and marketable securities of $741.6 million and availability under the syndicated backstop credit facility of $765 million.  As of October 3, 2008, the Company had no borrowings under these credit facilities and was in compliance with all terms of the agreements.  However, on October 22, 2008, subsequent to the end of the quarter, the Company borrowed $1.5 billion on the line of credit.  The proceeds from the draw down of the line of credit were used primarily to repay maturing commercial paper and term debt.  The balance was used to increase the Company’s liquidity position. The Company discontinued its issuance of commercial paper after October 22, 2008.  As of October 3, 2008 the Company had $735 million of commercial paper outstanding.

In addition, the Company redeemed the 3.5% term notes with a face value of $300 million due April, 2008 during the first quarter of fiscal 2009.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract.  As of October 3, 2008, the Company had a net investment in the contract of approximately $774 million.  Contract assets were $1.3 billion, principally contract work in progress and billed and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of March 28, 2008, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended.  For the six months ended October 3, 2008, there has been no significant change in related market risk factors.  However, the recent global financial crisis has resulted in a tightening of credit markets, including the US commercial paper market, resulting in decreased liquidity in many financial markets and uncertainty in global economic conditions.  The company recently responded to the dislocation in the commercial paper market by drawing down $1.5 billion under its committed revolving credit facility.  Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crises also pose a risk to the company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to defer or cancel contract decisions which could negatively affect revenue.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of October 3, 2008.

In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting:  there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.

As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of October 3, 2008.

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

Changes in Internal Control

During the fiscal quarter ended October 3, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the Company has initiated remediation measures it has not yet remediated the material weakness over the accounting for income taxes.  Remedial measures undertaken include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.  As previously stated, the Company will continue to address these areas and other remediation activities of a longer term nature, such as further process improvement, realignment of financial reporting systems and chart of accounts to better capture tax/legal entity information and implementation of tax applications systems to further automate the year-end tax provision, compliance activities and management of tax audits and settlement activity.  During the quarter, the Company has completed the recruitment of all director level tax positions, including personnel with extensive FAS 109 and FIN 48 expertise; implemented enhanced tax account reconciliation procedures; implemented detailed compliance checklists for use in the determination and review of the quarterly tax provision; and begun to implement the tax provision software.  As announced earlier this quarter, the Company has also settled open tax years relating to its filings for 2000-2004 with the Internal Revenue Service and has adopted changes in certain tax accounting methods which have significantly reduced the Company’s accrual for uncertain tax positions under FIN No. 48, including associated interest and penalties.  The internal remediation efforts are progressing and continuing significant improvements are anticipated throughout the year.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  In July 2008 the court issued  a  scheduling  order  in  the  Hensley  litigation  setting a class certification hearing date of December 2, 2008.  No class certification date has been set in the Basham litigation at this time.  During the second quarter of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  These discussions are continuing into the third quarter of fiscal 2009.  There can be no assurance that the Company will reach an agreement with plaintiffs' legal counsel on settlement terms acceptable to the Company.

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

Included in current assets on the Company's balance sheet are approximately $451 million ($414 million of which is subject to the claims) of unbilled receivables and $405 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above.  This adjustment is solely to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation could continue for a period of one to two years. With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation is expected to  begin  during the third quarter of fiscal year 2009 and could continue for a year or more.

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

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming Computer Sciences Corporation ("CSC") as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al, Case No. BC353316 and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West sustained  a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.    The statutory time for filing a notice of appeal has passed and plaintiffs in the state court case have not appealed the court’s granting of the Company’s demurrer and dismissal.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit.  Appellate briefs have been filed and the appeal is currently pending.

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants  filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants  filed  their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Item 1A.  Risk Factors

For a discussion of the Company’s risk factors please refer to the risk factors sections of the Company’s Annual Report on Form 10-K for the year ended March 28, 2008.  In addition, the recent global financial crisis has resulted in a tightening of credit markets, including the US commercial paper market, resulting in decreased liquidity in many financial markets and uncertainty in global economic conditions.  The company recently responded to the dislocation in the commercial paper market by drawing down $1.5 billion under its committed revolving credit facility.  Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the company's business as customers and suppliers  may be unable to  obtain financing to meet payment or delivery obligations to the Company.   In addition, customers may decide to defer or cancel contract decisions which could negatively affect revenue.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending October 3, 2008 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 5, 2008 to August 1, 2008
August 2, 2008 to August 29, 2008
August 30, 2008 to October 3, 2008	7,362	$45.73

(1)
The Company accepted 7,362 shares of its common stock in the second quarter ended October 3, 2008 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

3.3	Bylaws, amended and restated effective October 17, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated October 17, 2008)

4.1
Indenture dated as of March 3, 2008 for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the company’s Current report on Form 8-K dated September 15, 2008).

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.9
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.10	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)
10.11	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

COMPUTER SCIENCES CORPORATION

Date: November 12, 2008	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and
Chief Financial Officer