Form 10-Q
period 2009-02-09
COMPUTER SCIENCES CORP
filed 2009-02-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 2, 2009

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

151,499,950 shares of Common Stock, $1.00 par value, were outstanding on January 30, 2009.

 COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Third Quarter Ended		Nine Months Ended
(In millions except per-share amounts)	Jan. 2, 2009	Dec. 28, 2007	Jan. 2, 2009	Dec. 28, 2007

Revenues	$3,952.4	$4,160.0	$12,628.2	$12,015.1

Costs of services (excludes depreciation and amortization)	3,083.4	3,301.6	10,091.4	9,653.5
Selling, general and administrative	261.2	240.2	824.0	721.9
Depreciation and amortization	282.2	307.1	911.5	878.3
Interest expense	68.7	51.1	191.4	129.1
Interest income	(12.1)	(7.5)	(30.7)	(25.8)
Special items		17.5		92.4
Other expense/(income)	8.9	(16.3)	22.0	(41.9)
Total costs and expenses	3,692.3	3,893.7	12,009.6	11,407.5

Income before taxes	260.1	266.3	618.6	607.6
Taxes on income (benefit)	99.5	87.3	(114.3)	244.7
Net income	$160.6	$179.0	$732.9	$362.9

Earnings per share:
Basic	$1.06	$1.07	$4.84	$2.12

Diluted	$1.06	$1.05	$4.80	$2.08

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(In millions except shares)	Jan. 2, 2009	March 28, 2008

ASSETS
Cash and cash equivalents	$1,673.1	$698.9
Receivables	4,061.3	4,564.7
Prepaid expenses and other current assets	1,677.0	1,764.5
Assets held for sale	10.5
Total current assets	7,421.9	7,028.1
Property and equipment, net	2,419.2	2,764.6
Outsourcing contract costs, net	727.8	925.4
Software, net	480.5	527.4
Goodwill	3,852.4	3,975.2
Other assets	551.4	659.0
Total assets	$15,453.2	$15,879.7

LIABILITIES
Short-term debt and current maturities of long-term debt	$257.6	$838.4
Accounts payable	415.9	798.1
Accrued payroll and related costs	747.7	926.6
Other accrued expenses	1,420.2	1,638.7
Deferred revenue	830.6	1,078.5
Income taxes payable and deferred income taxes	330.4	414.9
Total current liabilities	4,002.4	5,695.2

Long-term debt, net	4,158.0	2,635.3
Income tax liabilities and deferred income taxes	846.7	1,235.6
Other long-term liabilities	770.9	851.8

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 159,680,403 (2009) and 159,218,613 (2008)	159.7	159.2
Additional paid-in capital	1,829.7	1,770.9
Earnings retained for use in business	4,510.1	3,801.9
Accumulated other comprehensive (loss) income	(449.9)	100.6
	6,049.6	5,832.6
Less common stock in treasury, at cost, 8,184,287 shares (2009) and 8,101,652 shares (2008)	(374.4)	(370.8)
Total stockholders' equity	5,675.2	5,461.8
Total liabilities and stockholders' equity	$15,453.2	$15,879.7

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	Jan. 2, 2009	Dec. 28, 2007

Cash flows from operating activities:
Net income	$732.9	$362.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	986.9	964.4
Stock-based compensation	47.2	47.7
Provision for losses on accounts receivable	20.3	2.0
Foreign currency exchange loss (gain)	93.0	(19.8)
Gain on dispositions, net of taxes	(2.0)	(6.3)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in assets	(124.7)	(639.1)
Decrease in liabilities	(825.2)	(213.3)
Net cash provided by operating activities	928.4	498.5
Cash flows from investing activities:
Purchases of property and equipment	(556.7)	(644.2)
Outsourcing contracts	(114.2)	(87.7)
Acquisitions	(100.3)	(1,315.6)
Software	(129.2)	(129.6)
Other investing cash flows	62.1	18.0
Net cash used in investing activities	(838.3)	(2,159.1)
Cash flows from financing activities:
Net (repayments) borrowings of commercial paper	(263.4)	205.1
Borrowings under lines of credit	1,646.8	456.6
Repayments on lines of credit	(119.4)	(472.2)
Principal payments on long-term debt	(323.7)	(29.3)
Proceeds from debt issuance		1,400.0
Proceeds from stock option and other common stock transactions	12.4	82.4
Repurchase of common stock, net of settlement	(3.6)	(474.9)
Excess tax benefit from stock-based compensation	1.3	10.6
Other financing cash flows	2.2	1.8
Net cash provided by financing activities	952.6	1,180.1

Effect of exchange rate changes on cash and cash equivalents	(68.5)	19.5

Net increase (decrease) in cash and cash equivalents	974.2	(461.0)
Cash and cash equivalents at beginning of year	698.9	1,050.1
Cash and cash equivalents at end of period	$1,673.1	$589.1

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, as well as the Company’s Current report on Form 8-K filed December 16, 2008.  In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods.  All such adjustments are of normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Accounting Change

The Company adopted Statement of Financial Accounting Standards ("SFAS”) No. 157, “Fair Value Measurements,” effective March 28, 2008, for its financial assets and liabilities.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The FASB has deferred the provisions of SFAS No. 157 for non-financial assets and liabilities.  Such assets and liabilities, which include the Company’s non-current assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provision of SFAS No. 157 effective for fiscal year 2010.

SFAS No. 157 specifies a hierarchy of the following valuation techniques with three levels of inputs:

•	Level 1—quoted prices unadjusted for identical assets or liabilities in an active market;
•	Level 2—inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities; and
•	Level 3—inputs that are unobservable. Unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s derivative financial instruments include foreign currency forward contracts and purchased option contracts.  The fair value of the Company’s forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 inputs for forward contracts.  Our option contract valuation inputs are based on quoted pricing intervals from external valuation models and do not involve management judgment.  The inputs used to value the option contracts are considered Level 2 inputs.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 2 – Accounting Change (continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 2, 2009:

	January 2, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money Market Funds	$924.1	$924.1	-	-
Derivative assets	15.8	-	$15.8	-
Total	$939.9	$924.1	$15.8	-

The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses included in earnings are reported in other expense/(income) (See Note 7).

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statements No. 87, 88, 106 and 132R,” requires, beginning with fiscal 2009, that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year end.  The statement provides two approaches for an employer to transition to a fiscal year-end measurement date.  In the first approach, an employer remeasures plan assets and benefit obligations as of the beginning of the fiscal year that the measurement date provisions are applied.  In the second approach, an employer continues to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change.  CSC has chosen to use the second approach.

Under this approach, generally known as the “15-month approach,” net periodic benefit cost for the period between the earlier measurement date and the end of the fiscal year that the measurement date provisions are applied, exclusive of any curtailment or settlement gain or loss, should be allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net period benefit cost for the fiscal year that the measurement date provisions are applied.  For the “gap period” between measurement date and end of fiscal year, the adjustment to retained earnings, net of taxes, at the beginning of 2009 was $24.7.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 3 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Third Quarter Ended
	Jan. 2, 2009	Dec. 28, 2007

Net income	$160.6	$179.0

Common share information:
Average common shares outstanding for basic EPS	151.485	166.826
Dilutive effect of common stock equivalents	.372	2.967
Shares for diluted EPS	151.857	169.793

Basic EPS	$1.06	$1.07

Diluted EPS	$1.06	$1.05

	Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007

Net income	$732.9	$362.9

Common share information:
Average common shares outstanding for basic EPS	151.352	170.907
Dilutive effect of common stock equivalents	1.267	3.333
Shares for diluted EPS	152.619	174.240

Basic EPS	$4.84	$2.12

Diluted EPS	$4.80	$2.08

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 18,013,187 and 7,616,398 for the three months and 14,312,953 and 6,380,246 for the nine months ended January 2, 2009, and December 28, 2007, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 – Income Taxes

The effective tax rate on income from continuing operations for the third quarter  ended and nine months ended was 38.28% and (18.47%) for fiscal year 2009, and 32.8% and 40.3% for fiscal year 2008, respectively. The decrease in the year to date fiscal year 2009 rate was primarily attributable to a $370.5 reduction in uncertain tax positions, including interest and penalties, due to settlements with the U.S. Internal Revenue Service (“IRS”) and the filing of accounting method changes during the second quarter.

Income tax related assets are included in the accompanying balance sheets as follows.  Prepaid expenses and other current assets include the current portion of deferred income taxes of $17.3 and $10.5 as of January 2, 2009, and March 28, 2008, respectively. Receivables include income taxes receivable of $43.7 and $104.9 as of January 2, 2009, and March 28, 2008, respectively. Other assets include non-current deferred income tax assets of $54.2 and $126.5 as of January 2, 2009, and March 28, 2008, respectively. Receivables at March 28, 2008, reflect a reclassification of income taxes receivable of $104.9 which was previously included in income taxes payable and deferred income taxes.

Income tax related liabilities are included in the accompanying balance sheets as follows.  Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $305.9 and $213.2 as of January 2, 2009, and March 28, 2008, respectively, the current portion of income taxes payable of $24.5 and $0.0 as of January 2, 2009, and March 28, 2008, respectively, and liability for uncertain tax positions of $0.0 and $201.7 as of January 2, 2009, and March 28, 2008, respectively. Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current deferred income tax liabilities of $259.1 and $0.0 as of January 2, 2009, and March 28, 2008, respectively, and non-current liability for uncertain tax positions of $587.6 and $1,235.6 as of January 2, 2009, and March 28, 2008, respectively.

As of January 2, 2009, in accordance with FASB Interpretation No. 48 (“FIN 48”), the Company’s liability for uncertain tax positions was $587.6, including interest of $107.1, penalties of $40.6 and net of tax carryforwards of $250.0. The Company’s liability for uncertain tax positions includes $600.1 related to amounts that, if recognized, would affect the effective tax rate, excluding related interest, penalties and tax carryforwards.

There are no material changes to the uncertain tax positions in the third quarter of fiscal year 2009. During the third quarter of fiscal year 2009, the Company recorded an increase (net of tax benefit) of $4.9 of interest on uncertain tax positions and a net reduction of $3.0 of related penalties in income tax expense.

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 4 - Income Taxes (continued)

Jurisdiction:	Tax Years Subject to Examination (Fiscal Year Ending):
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2001 and forward
United Kingdom	2007 and forward

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statues of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. If a position which the Company concluded was more likely than not was subsequently not upheld, the Company may need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in changes in the liability for uncertain tax positions ranging from a decrease of $82.0 to an increase of $51.0, excluding interest, penalties and tax carryforwards.

Note 5 – Debt

On October 22, 2008, the Company borrowed $1,500 under its $1,500 committed revolving credit facility which expires July 12, 2012 and carries an all-in rate of 4.05%. The primary use of the proceeds was to repay maturing commercial paper and term debt and fund working capital needs.

There was no commercial paper outstanding on January 2, 2009.  All commercial paper issued prior to October 22, 2008 matured on or before December 12, 2008.  The weighted average interest on the commercial paper was 5.84% for the three months and 3.42% nine months ended January 2, 2009.

Note 6 – Stock Incentive Plans

The Company has various stock incentive plans which are more fully described in Note 13 of the Company’s 2008 Annual Report filed on Form 10-K.  For the three and nine months ended January 2, 2009 and December 28, 2007, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	Jan. 2, 2009	Dec. 28, 2007
Cost of services	$3.0	$3.7
Selling, general and administrative	10.4	8.6
Total	$13.4	$12.3
Total net of tax	$8.3	$7.7

	Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007
Cost of services	$11.1	$10.7
Selling, general and administrative	36.1	26.6
Special items		10.4
Total	$47.2	$47.7
Total net of tax	$29.1	$29.7

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 6 – Stock Incentive Plans (continued)

The charge to special items of $10.4 ($6.3 net of tax) for the nine months ended December 28, 2007, relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 14.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the nine months ended January 2, 2009 and December 28, 2007, were $15.86 and $17.88 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007
Risk-free interest rate	3.21%	4.66%
Expected volatility	36%	32%
Expected lives	4.07 years	4.14 years

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At January 2, 2009, 11,903,452 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 6 – Stock Incentive Plans (continued)

	Nine Months Ended January 2, 2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at March 28, 2008	17,755,014	$47.38	5.79	$27.8
Granted	2,509,639	$48.08
Exercised	(359,753)	$34.55
Canceled/Forfeited	(408,035)	$53.35
Expired	(1,080,611)	$53.52
Outstanding at January 2, 2009	18,416,254	$47.23	5.77	$12.9

Vested and expected to vest in the future at January 2, 2009	18,151,478	$47.18	5.77	$12.5
Exercisable at January 2, 2009	13,211,406	$45.54	4.59	$12.6

The total intrinsic value of options exercised during the nine months ended January 2, 2009 and December 28, 2007 was $4.3 and $34.4, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at January 2, 2009 (for options outstanding), or date of exercise, less the applicable exercise price.

The cash received from stock options exercised during the nine months ended January 2, 2009 and December 28, 2007, was $12.4 and $82.4, respectively.  During the nine months ended January 2, 2009 and December 28, 2007, the Company realized income tax benefits of $6.1 and $24.9, respectively, and an excess tax benefit of $1.3 and $10.6, respectively, related to the exercise of these stock options.

As of January 2, 2009, there was $60.7 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.88 years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 6 – Stock Incentive Plans (continued)

A portion of the equity awards granted during the nine months ended January 2, 2009 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period ending April 1, 2011.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the nine months ended January 2, 2009, seven senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning equity awards granted under stock incentive plans is as follows:

	Nine Months Ended January 2, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	739,248	$50.03
Granted	393,798	$48.46
Released/Redeemed	(258,738)	$47.50
Forfeited/Canceled	(25,786)	$55.29
Outstanding at January 2, 2009	848,522	$49.91

As of January 2, 2009, there was $30.4 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.57 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At January 2, 2009, 49,500 shares of CSC common stock remained available for grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 6 – Stock Incentive Plans (continued)

	Nine Months Ended January 2, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding at March 28, 2008	92,021	$45.78
Granted	21,600	$46.52
Released/Redeemed	(600)	$37.81
Forfeited/Canceled
Outstanding at January 2, 2009	113,021	$45.96

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

As of January 2, 2009 there was $.6 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 3, 2009.

Note 7 – Other Income/Expense

For the quarter and nine months ended January 2, 2009, and December 28, 2007, the components of other expense/(income) were as follows:

	Three Months Ended
	Jan. 2, 2009	Dec. 28, 2007
Foreign exchange losses/(gains)	$10.3	$(11.7)
Gain on sale of non-operating assets	(1.4)	(4.6)
Total Other Expense/(Income)	$8.9	$(16.3)

	Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007
Foreign exchange losses/(gain)	$23.8	$(37.3)
Gain on sale of non-operating assets	(1.8)	(4.6)
Total Other Expense/(Income)	$22.0	$(41.9)

Other expense/(income) includes foreign currency gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, and gains and losses from the sale of non-operating assets or immaterial businesses.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 7 – Other Income/Expense (continued)

The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with derivative contracts denominated in the same currency as the exposure from the asset or liability.  The Company does not enter into derivative contracts for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other expense/(income).  As of January 2, 2009, the notional amount of forward contracts outstanding was approximately $1,167 and the notional amount of purchased option contracts outstanding was approximately $66.

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks.  The Company enters into numerous types of financing arrangements with a wide array of counterparties, including foreign currency forward contracts and purchased options.  To monitor this risk the Company enters into contracts with only large financial institutions and regularly reviews its credit exposure balances and the creditworthiness of the counterparty.  As of January 2, 2009, the Company is not aware of any significant changes related to the counterparty credit risk noted above.

Note 8 – Depreciation

Included in the consolidated condensed balance sheets are the following accumulated depreciation amounts:

	Jan. 2, 2009	Mar. 28, 2008
Property and equipment	$3,585.7	$3,495.4

Note 9 – Dividends

No dividends were paid during the periods presented. At January 2, 2009, and March 28, 2008, there were 159,680,403 and 159,218,613 shares, respectively, of $1.00 par value common stock issued.  The Company had 8,184,287 and 8,101,652 shares of treasury stock as of January 2, 2009, and March 28, 2008, respectively.

Note 10 - Cash Flows

Cash payments for interest on indebtedness were $159.2 and $127.8 for the nine months ended January 2, 2009, and December 28, 2007, respectively.  Net cash payments for taxes on income were $222.5 and $336.8 for the nine months ended January 2, 2009, and December 28, 2007, respectively.  Noncash investing activities included capital lease obligations of $43.4 and $12.3 for the nine months ended January 2, 2009, and December 28, 2007, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 11 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Third Quarter Ended
	Jan. 2, 2009	Dec. 28, 2007

Net income	$160.6	$179.0
Foreign currency translation adjustment	(236.4)	9.8
Unrealized gain on available for sale securities		.1
Reclassification adjustment for gains realized in net income		(2.2)
Comprehensive (loss) income	$(75.8)	$186.7

	Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007

Net income	$732.9	$362.9
Foreign currency translation adjustment	(551.4)	151.2
Unfunded pension adjustment	.9	4.5
Unrealized gain on available for sale securities		.5
Reclassification adjustment for gains realized in net income		(2.2)
Comprehensive income	$182.4	$516.9

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of accumulated foreign currency translation adjustments, unamortized benefit plan costs, and net unrealized gain on available for sale securities.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 12 – Segment Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  As a result of the Company’s comprehensive new growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Services and Solutions (BS&S).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes BS&S – Consulting operating segments by geographies and vertical operations.  The BS&S – Consulting operating segments provide outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other” as indicated by SFAS 131.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as BS&S - Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BS&S service line is comprised of the BS&S – Consulting, Financial Services Sector reportable segments and BS&S – Other.

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solution offerings as well as midsize services delivery to customers globally.  The BS&S - Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  The Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies globally.  The operating segments comprising BS&S - Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Segment Information (continued)

			Business Services and Solutions
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total
Three Months Ended Jan. 2, 2009
Revenues	$1,476.1	$1,487.2	$457.3	$237.0	$318.7	$	$(23.9)	$3,952.4
Operating Income (loss)	117.8	156.2	27.2	48.3	30.6	(10.1)	1.0	371.0
Three Months Ended Dec. 28, 2007
Revenues	1,435.0	1,718.1	444.1	248.0	340.4		(25.6)	4,160.0
Operating Income (loss)	113.5	159.9	21.8	43.3	18.0	(14.8)	3.3	345.0

			Business Services and Solutions
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total
Nine Months Ended Jan. 2, 2009
Revenues	$4,463.7	$4,969.1	$1,477.0	$746.5	$1,049.9	$	$(78.0)	$12,628.2
Operating Income (loss)	344.1	344.7	76.1	126.7	87.3	(41.1)	(2.7)	935.1
Nine Months Ended Dec. 28, 2007
Revenues	4,305.7	4,908.6	1,243.8	760.4	874.4		(77.8)	12,015.1
Operating Income (loss)	301.0	374.9	48.6	139.0	47.0	(43.0)		867.5

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 12 – Segment Information (continued)

A reconciliation of operating income to income before taxes is as follows:

	Third Quarter Ended		Nine Months Ended
	Jan. 2, 2009	Dec. 28, 2007	Jan. 2, 2009	Dec. 28, 2007
Operating income	$371.0	$345.0	$935.1	$867.5
Minority interest expense	(1.8)	(3.4)	(7.1)	(10.1)
Equity earnings	3.1	4.1	12.8	12.6
Corporate G&A	(46.7)	(34.6)	(139.5)	(108.6)
Interest expense	(68.7)	(51.1)	(191.4)	(129.1)
Interest income	12.1	7.5	30.7	25.8
Special items		(17.5)		(92.4)
Other (expense)/income	(8.9)	16.3	(22.0)	41.9
Income before taxes	$260.1	$266.3	$618.6	$607.6

Note 13 – Goodwill and Other Intangible Assets

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

SFAS No. 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.  Since September 2008, the Company began to experience a significant decline in its market capitalization, in conjunction with a decline in the value of the overall stock market.  During the third quarter, the Company’s market capitalization was less than its net book value. Subsequent to third quarter end, the Company’s market capitalization has fluctuated, increasing above its net book value on several occasions. The Company has evaluated if the decrease in its market value is the result of factors which would indicate a potential impairment of goodwill.  The factors considered included, among other things, the Company’s performance against plan and the outlook for the Company’s businesses and industry in general.  Based on that evaluation, the Company believes that overall stock market volatility has been the primary cause of the reduction in its market capitalization rather than factors specifically attributable to the Company, and therefore the decline in market capitalization is not an indication of impairment.  However, if the Company’s market capitalization is subject to additional sustained decreases, or if the Company’s outlook for the Company’s businesses and industry in general is subject to a significant adverse change, the Company may be required to perform an interim goodwill impairment test in accordance with SFAS 142.

A summary of the changes in the carrying amount of goodwill by segment for the nine months ended January 2, 2009 is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Goodwill and Other Intangible Assets (continued)

			Business Solutions and Services
	North America Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Total

Balance as of March 28, 2008 (1)	$674.8	$1,388.1	$670.9	$493.8	$747.6	$3,975.2
Additions	20.0	15.2	4.3	11.0	8.3	58.8
Foreign currency translation		(122.0)	(45.7)	(2.9)	(11.0)	(181.6)
Balance as of January 2, 2009	$694.8	$1,281.3	$629.5	$501.9	$744.9	$3,852.4

(1)
During the first quarter of fiscal 2009, the Company revised its segment reporting structure as discussed in Note 12.  As a result of this revision, the March 28, 2008, balances and the adjustments have been modified to reflect this change.

The addition to goodwill of $58.8 consisted of approximately $31.5 related to the acquisitions of two privately held entities in the third quarter of fiscal 2009, and purchase accounting adjustments related to Computer Systems Advisers (M) Berhad (CSAM) and Mynd Corporation, of $18.7 and $10.9, respectively, as well as other insignificant adjustments totaling $(2.3).  See Note 16 for further details regarding recent acquisitions.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of January 2, 2009, and March 28, 2008, is as follows:

	January 2, 2009
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,554.0	$1,073.5	$480.5
Outsourcing contract costs	1,965.7	1,237.9	727.8
Other intangible assets	418.8	187.2	231.6
Total intangible assets	$3,938.5	$2,498.6	$1,439.9

	March 28, 2008
	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,532.6	$1,005.2	$527.4
Outsourcing contract costs	2,144.4	1,219.0	925.4
Other intangible assets	387.5	147.9	239.6
Total intangible assets	$4,064.5	$2,372.1	$1,692.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 13 – Goodwill and Other Intangible Assets (continued)

Amortization related to intangible assets was $120.2 and $110.7 for the three months and $387.2 and $338.0 for the nine months ended January 2, 2009, and December 28, 2007, respectively.  Estimated amortization expense related to intangible assets as of March 28, 2008, for each of the subsequent five years, fiscal 2009 through fiscal 2013, is as follows: $362.3, $323.5, $245.9, $194.0, and $146.5, respectively.

Note 14 – Special Items

The Company did not record any charges related to special items during the quarter and nine months ended January 2, 2009.  Special items totaling $17.5 and $92.4 were recorded during the quarter and nine months ended December 28, 2007.  For the third quarter and nine months ended December 28, 2007, special items consisted of: (1) a $17.5 and $70.0 restructuring charge, respectively (see discussion below), and (2), a $22.4 charge related to the retirement of the Company’s Chairman and Chief Executive Officer recorded during the first quarter of fiscal 2008.

The Company and its former Chairman and Chief Executive Officer, Van B. Honeycutt, entered into a retirement agreement pursuant to which Mr. Honeycutt resigned as Chief Executive Officer effective May 21, 2007, and as Chairman July 30, 2007, and received, as a separation benefit, a lump sum cash payment of $11.2 on January 31, 2008, as well as certain other benefits through December 3, 2009.  As a result of Mr. Honeycutt’s retirement, recognition of the expense associated with his unvested stock-based compensation was accelerated resulting in stock-based compensation of $12.2, of which $10.4 was recorded in special items and $1.8 was recorded as additional paid-in capital.  The total pre-tax charge recorded in special items, including the lump sum cash payment and other benefits and the charge for accelerated vesting of employee stock-based compensation, was $22.4.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan were to (1) streamline CSC’s worldwide operations, and (2) leverage the increased use of lower cost global resources.  Restructuring charges consisted predominantly of severance and related employee payments resulting from terminations.

The Company did not record any termination-related restructuring charges as special items in the third quarter of fiscal 2009 compared to $12.7 in the third quarter of fiscal 2008.  Other costs, which were primarily related to vacant space, of $4.8 were also recorded during the third quarter of fiscal 2008.

Restructuring-related pre-tax cash payments during the third quarter of fiscal 2009 were $12.7 compared to $33.6 in the third quarter of fiscal 2008.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.  Such liabilities are included in the consolidated pension liability account.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 14 – Special Items (continued)

See the following table for a summary of fiscal 2009 year to date activity:

Three months ended January 2, 2009:

	Liability as of Oct. 3, 2008	Less payments	Other(1)	Restructuring Liability as of Jan. 2, 2009

Workforce Reductions	$17.7	$(7.4)	$.5	$10.8
Other	24.4	(5.3)	(2.1)	17.0
Total	$42.1	$(12.7)	$(1.6)	$27.8

Nine months ended January 2, 2009:

	Liability as of March 28, 2008	Less payments	Other(1)	Restructuring Liability as of Jan. 2, 2009

Workforce Reductions	$61.3	$(49.0)	$(1.5)	$10.8
Other	32.8	(11.0)	(4.8)	17.0
Total	$94.1	$(60.0)	$(6.3)	$27.8

(1)	Foreign currency translation adjustments.

Note 15 – Contracts with the U.S. Federal Government

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 16 – Acquisitions

During the third quarter of fiscal 2009, CSC acquired two separate privately held entities for approximately $37.5 cash, plus additional consideration of up to $19 contingent on achievement of agreed revenue targets for calendar years 2009 and 2010.  When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as an additional cost of the acquisitions.  The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisitions was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition and are subject to future adjustments. Based on preliminary estimates, approximately $31.5 has been allocated to goodwill.  The preliminary values will be finalized no later than the third quarter of fiscal 2010.  The  pro  forma  impact  on  net income  and  earnings  per  share  for  the  acquisitions has not been disclosed for the current or comparable prior periods, as the acquisitions are immaterial both individually and in the aggregate to the financial statements as a whole.

During the first quarter of fiscal 2009, the Company finalized a scheme of arrangement to acquire the 49% of Computer Systems Advisers (M) Berhad (CSAM) not owned by the Company’s wholly-owned subsidiary, CSA Holding, Ltd.  The arrangement allows for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was $197 Malaysian dollars (approximately $63).  The acquisition was accounted for under the purchase method.  Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership.  The Company’s purchase of the remaining interest of CSAM resulted in approximately $18.7 allocated to goodwill during the second quarter of fiscal 2009.  The goodwill was allocated to Global Outsourcing Services, and BS&S – Other segments.  Adjustments to the purchase price allocation are expected to be finalized no later than the last quarter of fiscal 2009.  There can be no assurance that such adjustments will not be material.  The pro forma impact on the net income and earnings per share has not been disclosed for the current comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

On January 11, 2008, CSC acquired all outstanding shares of First Consulting Group (FCG), a publicly-held U.S. corporation, in an all-cash transaction for $13.00 per share, or approximately $275 net of acquired cash.  FCG is a professional services firm focused on healthcare and technology.  FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical companies, life sciences organizations, independent software vendors and other clients both within healthcare and in other industries.  The acquisition of FCG will increase the Company’s healthcare capabilities, offerings, and presence in the United States, Europe and Asia.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 16 – Acquisitions (continued)

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on fair values at the date of acquisition.  Based on the estimates of fair value, $27 was allocated to identifiable intangible assets and $221 was allocated to goodwill.  Of the $27 allocated to identifiable intangible assets, $3 was assigned to internally developed software (estimated useful life of five years), and $24 allocated to customer related intangibles (estimated useful life of three years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  Of the $221 goodwill recognized, $154 was assigned to the BS&S Consulting segment and $67 was assigned to Global Outsourcing Services segment.  None of the goodwill is deductible for tax purposes.

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

	As Reported		Pro forma
	Third Quarter Ended		Third Quarter Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Revenue	$3,952.4	$4,160.0	$3,952.4	$4,229.5

Net Income	$160.6	$179.0	$160.6	$176.5

Basic Earnings Per Share	$1.06	$1.07	$1.06	$1.06

Fully Diluted Earnings Per Share	$1.06	$1.05	$1.06	$1.04

	As Reported		Pro forma
	Nine Months Ended		Nine Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Revenue	$12,628.2	$12,015.1	$12,628.2	$12,228.1

Net Income	$732.9	$362.9	$732.9	$364.5

Basic Earnings Per Share	$4.84	$2.12	$4.84	$2.13

Fully Diluted Earnings Per Share	$4.80	$2.08	$4.80	$2.09

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 16 – Acquisitions (continued)

As a result of the FCG acquisition on January 11, 2008, the Company has incurred and will continue to incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate FCG into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of FCG office and data center space in the U.S. where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 68 FCG employees.  As of January 2, 2009, 62 employees have been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for FCG are presented in the following table.

	Acquisition Integration Liabilities	Paid as of January 2, 2009	Balance Remaining at January 2, 2009
Facility consolidations	$3.4		$3.4
Severance payments	4.6	$4.4	.2
Total	$8.0	$4.4	$3.6

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 29 Covansys employees.  As of January 2, 2009, 29 employees had been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

	Acquisition Integration Liabilities	Paid as of January 2, 2009	Other	Balance Remaining at January 2, 2009

Facility consolidations	$4.4	$(1.7)	$(.1)	$2.6
Severance payments	4.9	(3.9)	(1.0)
Other	0.1	(0.1)
Total	$9.4	$(5.7)	$(1.1)	$2.6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies

The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. Federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.  The recent global financial instability has resulted in a tightening of U.S. commercial paper and credit markets, decreased liquidity in many financial markets, and uncertainty in global economic conditions. The company recently responded to the dislocation in the commercial paper market by drawing down $1.5 billion under its committed revolving credit facility.  Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the company's business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.   In addition, customers may decide to defer or cancel contract decisions which could negatively affect revenue.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby  letters  of  credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote.  At January 2, 2009, the Company had $370.8 of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $642.4 of such working capital lines; as of January 2, 2009, the amount of the maximum potential payment is $31.9, the amount of the related outstanding subsidiary debt. The $31.9 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies (continued)

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products Trovided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in the Circuit Court of Miller County, Arkansas shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees' insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.  As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County, Arkansas (styled Basham, et al. vs. Computer Sciences Corporation, et al.), along with certain insurance companies previously named as defendants in the Hensley litigation.  During the second, third and fourth quarters of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.   In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties are in the process of filing the settlement agreement with the court for approval.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies (continued)

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 on two U.S. Federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.

Included in current assets on the Company's balance sheet are approximately $446 ($414 of which is subject to the claims) of unbilled receivables and $394 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation  of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies (continued)

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the second quarter of fiscal year 2011. With respect to the second set of claims, the Government issued its denial on November 15, 2007.  As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation is expected to begin during the fourth quarter of fiscal year 2009 and could continue for a year or more.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies (continued)

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

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations  of  backdating of  stock option grants to various senior executives at CSC and  named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit. Arguments were heard on December 9, 2008.  On January 23, 2009, the Ninth Circuit affirmed the District Court’s decision dismissing the case.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 17 – Commitments and Contingencies (continued)

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed  an  amended ERISA class action complaint. On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases  were  consolidated  before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants  filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants  filed  their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs motion for class certification.  On January 13, 2009, defendants filed a  a petition with the Ninth Circuit pursuant to Rule 23(f) of the Federal Rules, requesting that the court of appeals accept their appeal from the order granting class certification. Plaintiffs filed their opposition on January 23, 2009. At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 18 – Pension and Other Benefit Plans (continued)

	Three Months Ended
	January 2, 2009		December 28, 2007
Pensions	U.S. Plans	Non-US Plans	U.S. Plans	Non-US Plans
Service cost	$28.9	$10.8	$29.9	$21.9
Interest cost	37.2	24.4	32.5	30.9
Expected return on assets	(42.8)	(27.4)	(38.2)	(36.7)
Amortization of transition obligation		.3		.3
Amortization of prior service costs	.2	.2	(.2)	.1
Amortization of unrecognized net loss	.8	3.1	3.7	5.5
SFAS No. 88 settlement/curtailment			0.1	.2
Net periodic pension cost	$24.3	$11.4	$27.8	$22.2

	Nine Months Ended
	January 2, 2009		December 28, 2007
Pensions	U.S. Plans	Non-US Plans	U.S. Plans	Non-US Plans
Service cost	$86.7	$35.4	$89.7	$62.2
Interest cost	111.6	84.0	97.5	90.9
Expected return on assets	(128.4)	(94.2)	(114.6)	(108.2)
Amortization of transition obligation		.9		.9
Amortization of prior service costs	.6	.6	.2	.3
Amortization of unrecognized net loss	2.4	9.0	11.1	16.2
SFAS No. 88 settlement/curtailment			.1	.6
Net periodic pension cost	$72.9	$35.7	$84.0	$62.9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 18 – Pension and Other Benefit Plans (continued)

	Three Months Ended
	January 2, 2009		December 28, 2007
Other Postretirement Benefits	U.S. Plans	Non-US Plans	U.S. Plans	Non-US Plans
Service cost	$.6	$.1	$.6	$.1
Interest cost	2.6	.1	2.5	.2
Expected return on assets	(1.8)		(1.7)
Amortization of transition obligation	.4		.4
Amortization of prior service costs	.1		.2
Amortization of unrecognized net loss	.8		1.0
Net provision for postretirement benefits	$2.7	$.2	$3.0	$.3

	Nine Months Ended
	January 2, 2009		December 28, 2007
Other Postretirement Benefits	U.S. Plans	Non-US Plans	U.S. Plans	Non-US Plans
Service cost	$1.8	$.3	$1.9	$.3
Interest cost	7.8	.5	7.4	.4
Expected return on assets	(5.4)		(5.1)
Amortization of transition obligation	1.2		1.2
Amortization of prior service costs	.3		.5
Amortization of unrecognized net loss	2.4		3.1
Net provision for postretirement benefits	$8.1	$.8	$9.0	$.7

The Company expects to contribute approximately $200 to its defined benefit pension and $10 to its postretirement benefit plans during fiscal 2009.  During the first nine months of fiscal 2009, the Company contributed $142.5 to its defined benefit pension plans.

Note 19 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  The Statement does not require any new fair value measurements.  The portion of this statement related to the measurement of financial assets and liabilities was adopted by the Company at the beginning of fiscal 2009 and did not have a material impact on the Company’s results of operations or financial position.  The portion of this statement related to non-financial

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Recent Accounting Pronouncements (continued)

assets and liabilities is effective for the Company’s fiscal 2010 and the Company believes that adoption will not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date.  Upon initial adoption of this Statement, an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under statement 115.  The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed.  This Statement is effective for CSC’s fiscal 2009.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Recent Accounting Pronouncements (continued)

•
When a parent deconsolidates a subsidiary due to loss of controlling financial interest, SFAS 160 requires that the parent recognize a gain or loss in net income.  Additionally, if a parent retains a noncontrolling equity investment that investment is measured at fair market value and used in the calculation of the gain or loss.  Previous to this Statement any retained investments were not remeasured before use in calculating the gain or loss.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per-share amounts)

Note 19 – Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.   Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and early adoption is allowed. This Statement does not require comparative disclosures for earlier periods at initial adoption.  The Company will adopt this Statement and provide the necessary enhanced disclosure information by the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to move the GAAP hierarchy from the auditing literature to the accounting literature.  The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles an entity should use when preparing U.S. GAAP financial statements.  The Board adopted the GAAP hierarchy contained in Statement on Auditing Standards No. 69, with minor modifications, because it was directed to auditors, not entities, which are ultimately responsible for preparing U.S. GAAP financial statements.  Statement 162 is not expected to result in a change to current practice.  SFAS 162 became effective on November 15, 2008.

In  December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which requires public companies to provide disclosures similar to those proposed in the pending amendments to SFAS 140 and FASB Interpretation 46(R).  The FSP requires additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, in including qualified  special  purpose  entities  when a  transferor has  continuing  involvement in the financial assets transferred.  These disclosures include requirements for collateral either pledged or accepted, a description of in-substance defeasance of debt transactions and the amount of debt considered extinguished, the carrying amount and classification of assets and associated liabilities for transfers accounted for as secured borrowings.  In addition the FSP requires certain disclosures regarding servicing assets and liabilities.  This FSP is effective for the quarter ending January 2, 2009. The Company believes the adoption will not have a material impact on the Company’s results of operations or financial position.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 19 – Recent Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  The new guidance applies to intangible assets acquired in both business combinations and asset acquisitions.  FSP FAS 142-3 removes the requirement of paragraph 11 of SFAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions.  The FSP replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements.  Removing the substantial cost and material modification assessments will lead to greater consistency between the useful life of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS 141 and other U.S. GAAP.  This FSP is effective for financial statements issued for CSC’s fiscal year beginning 2010.  The Company believes the adoption will not have a material impact on the Company’s results of operations or financial position.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The required disclosures must be provided in financial statements for fiscal years ending after December 15, 2009.

The FASB ratified  EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” at it November 2008 meeting, which affects entities that acquire or hold investments accounted for under the equity method of accounting.  The Task Force reached a consensus that:

•	An entity should determine the initial carrying value of an equity investment by applying the cost accumulation model described in paragraphs D3-D7 of Statement 141(R).

•
An entity should use the other-than-temporary impairment model of APB 18, not some other method that disaggregates the investment into the individual assets of the investee, when testing equity method investments for impairment.  However, investors should adjust any impairments recorded by an investee for existing differences between the investor’s basis and the underlying investee’s basis in such assets.

•	Share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognizes in earnings).

•
When an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or SFAS 115, the investor should prospectively apply the provisions of APB 18 or SFAS 115 and use the current carrying amount of the investment as it initial cost.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except per share amount)

Note 19 – Recent Accounting Pronouncements (continued)

The consensus is effective for transactions occurring in fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, the adoption of this consensus will have on the Company’s consolidated financial position or results of operations.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2009 versus
Third Quarter and First Nine Months of Fiscal 2008

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

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended March 28, 2008 as well as the Company’s Current Report on Form 8-K filed December 16, 2008.  The following discusses the Company's results of operations and financial condition as of and for the nine months ended January 2, 2009, and the comparable period for the prior fiscal year.  See Note 1 to the consolidated condensed financial statements.

The reader should note Days Sales Outstanding (DSO), Free Cash Flow, Return on Investment (ROI), and Debt-to-total capitalization are not measures defined by Generally Accepted Accounting Principles in the United States (U.S. GAAP), and the Company's definition of these measures may differ from other companies. ROI is calculated by dividing the trailing 12 month (TTM) profits before special items and interest expense and after tax expenses (PBIAT) by the average capital of the past five quarters.  For a discussion of these measures, please refer to the Company's Annual Report on Form 10-K for the year ended March 28, 2008.

Third Quarter Overview

Key highlights of the third quarter and year-to-date include:

•	Third quarter revenues decreased 5% as reported, and increased 1.6% on a constant currency basis.
•	Nine months year-to-date revenue as reported increased 5.1%, and 5.8% on a constant currency basis.
•	Net income was $160.6 million compared to $179.0 million for the prior year third quarter and $732.9 million compared to $362.9 million for the prior year nine months year to date.
•	Earnings per share were $1.06 and $4.80 compared to $1.05 and $2.08 for the third quarter and nine months year to date for fiscal 2009 and 2008, respectively.
•	Business awards of $2.7 billion and $12.7 billion were announced for the quarter and year-to-date, respectively.
•	DSO of 94 days improved 6 days compared to the third quarter of fiscal 2008.(1)
•	Debt-to-total capitalization ratio at quarter-end increased to 43.8% from 38.9% at fiscal 2008 year-end.
•	ROI for the last twelve months ended January 2, 2009 was approximately 12.9%.
•
Cash provided by operating activities was $928.4 million for the nine months year to date of fiscal 2009 versus $498.5 million for the fiscal 2008 comparable period.  Cash used in investing activities was $838.3 million for the first nine months of fiscal 2009 versus $2.2 billion for the fiscal 2008 comparable period.  Free cash flow for the nine months year to date was $170.2 million inflow for fiscal 2009 compared to a $374.2 million used in the fiscal 2008 comparable period.(2)

(1)
DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the quarter divided by the number of days in the fiscal quarter.

(2)	The following is a reconciliation of free cash flow to the most directly comparable Generally Accepted Accounting Principle (GAAP) financial measure:

	Nine Months Ended
(In millions)	Jan. 2, 2009	Dec. 28, 2007
Free cash flow	$170.2	$(374.2)
Net cash used in investing activities	838.3	2,159.1
Acquisitions	(100.3)	(1,315.6)
Capital lease payments	20.2	29.2
Net cash provided by operating activities	$928.4	$498.5
Net cash used in investing activities	$(838.3)	$(2,159.1)
Net cash provided by financing activities	$952.6	$1,180.1

The Company’s announced new business awards of $2.7 billion for the third quarter of fiscal 2009, with $1.2 billion each awarded to the North American Public Sector and Business Solutions & Services lines of business, and $.3 billion awarded to the Global Outsourcing line of business.

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

Lines of Business and Reportable Segments

Under of the Company’s comprehensive growth strategy, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Solutions and Services (BS&S).  Also as a part of Project Accelerate, the Company has restructured the management and reporting structure and certain related operating segments.  These changes have resulted in changes to the Company’s reportable segments.  The Company’s North American Public Sector, Global Outsourcing Services, and Financial Services Sector operating segments each represent separate reportable segments under the Company’s new operating structure.  The Company organizes Business Solutions and Services-Consulting operating segments by geographies and vertical operations.  The BS&S—Consulting operating segments provide business process outsourcing, systems integration, consulting, and professional services within their assigned target geographic or vertical markets.  Further, the service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S-Consulting to serve clients.  As a result, the aggregated operating segments have similar economic characteristics, products, services, customers and methods of operations.  The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other.”  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as Business Solutions and Services—Other.  The NPS and GOS lines of business are each entirely comprised of the reportable segments of the same name while the BS&S service line is comprised of the Business Solutions and Services—Consulting, Financial Services Sector reportable segments and Business Solutions and Services—Other.

The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  The Business Solutions and Services-Consulting segment enables the Company to provide industry specific consulting and systems integration services. The Financial Services Sector segment primarily provides information technology and business process outsourcing services and intellectual property (IP)-based software solutions to financial services companies globally.

Lines of Business	Reportable Segments
North American Public Sector (NPS)	North American Public Sector
Global Outsourcing Services (GOS)	Global Outsourcing Services
Business Solutions and Services (BS&S)	BS&S – Consulting
BS&S – Financial Services Sector
BS&S – Other

BS&S-Other includes the Company’s non-outsourcing related services in Australia and Asia and the Company’s India operations.  In addition, corporate entity and eliminations will be reported under the segment disclosure.  See Note 12 to the consolidated condensed financial statements.

Overview

Revenue decreased 5% during the third quarter of fiscal 2009 on a year over year basis as a result of declines in the European and Australian GOS and BS&S businesses, which were impacted by changes in currency translation rates.  Financial Services had slight declines due to reduced license sales.  Certain US Commercial contracts were affected by negotiated price reductions, reductions in service offerings and reductions in discretionary project work.  These reductions were partially offset by growth in the NPS sector, driven by increases with Department of Defense customers. For the nine months year to date, the revenue trend was similar to the trend for the third quarter.

ROI from continuing operations, for the twelve months ended January 2, 2009 was approximately 12.9%, an increase of 2.6 percentage points over the prior year 10.3%. The increase was a result of improved operating margin, the favorable impact of settlement with the U.S. Internal Revenue Service of tax audits for fiscal 2000 through 2004, and the Company’s now concluded share repurchase program.

Results of Operations

Revenues

	Third Quarter Ended
Dollars in millions	2009	2008	Change	Percent

BS&S – Consulting	$457.3	$444.1	$13.2	3.0%
BS&S – Financial Services Sector	237.0	248.0	(11.0)	(4.4)
BS&S – Other	318.7	340.4	(21.7)	(6.4)
Business Services & Solutions	1,013.0	1,032.5	(19.5)	(1.9)
Global Outsourcing Services	1,487.2	1,718.1	(230.9)	(13.4)
North American Public Sector	1,476.1	1,435.0	41.1	2.9
Subtotal	3,976.3	4,185.6	209.3	(5.0)
Eliminations	(23.9)	(25.6)	1.7
Total Revenue	$3,952.4	$4,160.0	$(207.6)	(5.0)%

	Nine Months Year-to-Date
Dollars in millions	2009	2008	Change	Percent

BS&S – Consulting	$1,477.0	$1,243.8	$233.2	18.8%
BS&S – Financial Services Sector	746.5	760.4	(13.9)	(1.8)
BS&S – Other	1,049.9	874.4	175.5	20.1
Business Services & Solutions	3,273.4	2,878.6	394.8	13.7
Global Outsourcing Services	4,969.1	4,908.6	60.5	1.2
North American Public Sector	4,463.7	4,305.7	158.0	3.7
Subtotal	12,706.2	12,092.9	613.3	5.1
Eliminations	(78.0)	(77.8)	(0. 2)
Total Revenue	$12,628.2	$12,015.1	$613.1	5.1%

The factors affecting the percent change in revenues for the third quarter and nine months year-to-date of fiscal 2009 are as follows:

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
Third Quarter
BS&S – Consulting	9.1%	(11.7)%	5.6%	3.0%
BS&S – Financial Services Sector		(3.0)	(1.4)	(4.4)
BS&S – Other		(8.3)	2.0	(6.4)
Business Services & Solutions	3.9	(8.5)	2.7	(1.9)
Global Outsourcing Services	.7	(10.8)	(3.3)	(13.4)
North American Public Sector	.1		2.8	2.9
Eliminations/Other Corporate			(6.2)	(6.2)
Total	1.3%	(6.5)%	.2%	(5.0	) %

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
Nine Months Year-to-Date
BS&S – Consulting	11.9%	.3%	6.6%	18.8%
BS&S – Financial Services Sector		(.4)	(1.4)	(1.8)
BS&S – Other	15.2	.2	4.6	20.1
Business Services & Solutions	9.8	.1	3.8	13.7
Global Outsourcing Services	.9	(1.6)	1.9	1.2
North American Public Sector	.1		3.6	3.7
Eliminations			.3	.3
Total	2.7%	(.6)%	3.0%	5.1%

Business Solutions and Services

The Business Solutions and Services line of business revenue showed a small net decline, as reported, with the negative currency translation impact, but increased 6.6% on a constant currency basis due in part to an acquisition in the prior year.  For the nine months year to date, BS&S Consulting and BS&S Other reported net internal revenue growth while BS&S Financial Services Sector reported a revenue decline.

BS&S Consulting revenue growth for the third quarter resulted largely from the acquisition of First Consulting Group but was significantly offset by a negative currency impact. For the quarter to date and nine months year to date, the acquisition of First Consulting Group contributed approximately $40 million and $148 million of revenue, respectively.

Financial Services Sector revenue declined $11 million during the third quarter of fiscal 2009 versus prior year comparable period, due partly to a decrease in software license sales in both the United States and Europe.

BS&S Other, which includes the Company’s Australia, Asia and India businesses, reported a combined revenue decline of 6.4% for the third quarter of fiscal 2009.  This decline was primarily as a result of negative currency impact and changing market conditions for a professional staffing augmentation business in Australia. Asia experienced modest growth from expanded or new contracts.

Global Outsourcing Services

Global Outsourcing Services revenue declined for the third quarter of fiscal 2009 versus fiscal 2008 by 13.4% but increased for the nine months year to date by 1.2%.  Foreign currency fluctuations adversely impacted revenue growth by approximately 10.8% and 1.6% for the quarter and nine months, respectively.  Revenue for the quarter was also adversely impacted by $41 million or 2.4% from two contract terminations in North America.  The remainder of the decline was a result of lower volumes, scope reductions and decreases in project demand that slightly outweighed new business and scope increases on several other projects as well as the impact of a fiscal 2008 acquisition.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Third Quarter
(Dollars in millions)	2009	2008	Change	Percent

Department of Defense	$1,069.1	$970.1	$99.0	10.2%
Civil agencies	373.3	419.6	(46.3)	(11.03)
Other (1)	33.7	45.3	(12.0)	(26.3)
Total North American Public Sector	$1,476.1	$1,435.0	$41.1	2.9%

	Nine Months Year-to-Date
(Dollars in millions)	2009	2008	Change	Percent

Department of Defense	$3,130.3	$2,882.1	$248.2	8.6%
Civil agencies	1,217.0	1,292.3	(75.3)	(5.8)
Other (1)	116.4	131.3	(14.9)	(11.0)
Total North American Public Sector	$4,463.7	$4,305.7	$158.0	3.7%

(1)	Other revenues consist of state and local government as well as commercial contracts performed by the North American Public Sector reporting segment.

Revenues from the North American Public Sector increased 2.9% and 3.7% for the third quarter and nine months year to date, respectively, as a result of growth on new and existing programs with the Department of Defense (DoD).  DoD contributors to revenue growth for the quarter included additional tasking on systems integration programs with the Army and Air Force which contributed $20 million, procurement programs with the Army which provided an additional $47 million, and other programs to provide engineering support, business process outsourcing and logistics support which provided $60 million of additional revenue compared to third quarter fiscal year 2008.  These increases more than offset the impact of the conclusion of a classified program which reduced revenue approximately $30 million for the quarter.

Revenue from Civil agencies declined $42.7 million as a cumulative result of lower existing contract funding levels and program completions.  Other revenue for the quarter declined as the development phase of a project with a foreign government was completed which reduced revenue $3.5 million and a $6 million project reduction for other contracts.

During the third quarter of fiscal 2009, the Company announced federal, state, and defense contract awards with a total value of $1.2 billion, compared to $1.9 billion announced during the comparable period for fiscal 2008.

Costs and Expenses

The Company's costs and expenses were as follows:

	Third Quarter
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2009	2008	2009	2008

Cost of services(1)	$3,083.4	$3,301.6	78.0%	79.4%	(1.4)%
Selling, general & administrative	261.2	240.2	6.6	5.8	0.8
Depreciation and amortization	282.2	307.1	7.1	7.4	(0.3)
Special items		17.5		0.4	(0.4)
Interest expense, net	56.6	43.6	1.4	1.0	0.4
Other expense/(income)	8.9	(16.3)	0.2	(0.4)	0.6
Total	$3,892.3	$3,893.7	93.3%	93.6%	(0.3)%

	Nine Months Year-to-Date
(Dollars in millions)	Dollar Amount		Percent of Revenue		Percentage Point Change
	2009	2008	2009	2008

Cost of services(1)	10,091.4	$9,653.5	80.0%	80.3%	(0.3)%
Selling, general & administrative	824.0	721.9	6.5	6.0	0.5
Depreciation and amortization	911.5	878.3	7.2	7.3	(0.1)
Special items		92.4		0.8	(0.8)
Interest expense, net	160.7	103.3	1.3	0.9	0.4
Other expense/(income)	22.0	(41.9)	0.2	(0.4)	(0.6)
Total	$12,009.7	$11,407.5	95.2%	94.9%	0.3%

(1)	Excludes depreciation and amortization.

Comparing the third quarter and nine months year to date of fiscal 2009 and 2008, total costs and expenses as a percentage of revenue for the third quarter improved 30 basis points on a year over year basis with a decrease in cost of services, special items, and depreciation and amortization during fiscal 2009 offsetting increases in selling, general and administrative expense, net interest expense and other expense/(income).  For the nine months year to date the trends were similar.

Cost of Services

Cost of services (COS) declined $218 million for the quarter driven by reduced volume and demand for new projects. As a percentage of revenue, COS decreased 1.4 percentage points to 78% from the year earlier period. For the quarter, the improvement in the ratio was largely attributable to GOS as a result of lower labor costs including the impact of headcount reductions. Additionally, improvement in the ratio was seen at the BS&S-Other and Financial Services segments as a result of improved performance and tighter control of discretionary expenses. For the nine months year to date, the ratio improved by ..3 percentage points relative to the comparable period for fiscal 2008. Approximately two-thirds of this improvement is due to GOS labor cost savings and one-third due to BS&S Other savings as described above.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense increased as a percentage of revenue by .8 percentage points and .5 percentage points to 6.6% and 6.5% for the third quarter and nine months year to date of fiscal 2009, respectively. For the quarter, the most significant factor was an increase in the ratio for GOS, driven by increased business development expenses, increased personnel costs related to managing customer relationships and costs incurred to roll out of the new CSC brand in Europe. The Company’s ratio was also higher due to Corporate costs related to the roll out of the new CSC brand and costs incurred to relocate the Company’s headquarters, as well as increased legal fees for BS&S-Financial Services segment. The increases were slightly offset by an improved ratio for the BS&S-Consulting segment. Trends were similar for the year-to-date.

Depreciation and Amortization

The depreciation and amortization (D&A) ratio decreased 0.3 percentage points to 7.1 for the third quarter and decreased 0.1 percentage points to 7.2 for the nine months, respectively, compared to the prior year periods.  For the quarter, the most significant factor in the decline was the favorable mix impact of the decline in revenue volume for GOS, which has the Company’s highest ratio of D&A as a percent of revenue. Also contributing to the ratio decline for the Company was lower royalty amortization expenses in the BS&S–Financial Services segment and improvement in the ratio at NPS, including the completion of amortization of deferred costs on a significant program.  Trends were similar for the year-to-date.

Interest Expense, Net

Net interest expense increased $13.1 million for the third quarter of fiscal 2009 and increased $57.5 million for the nine months year to date as compared to the prior year comparable periods.  As a result, the ratio increased as a percentage of revenue for the third quarter by 0.4% points to 1.4% and 0.4% points to 1.3% for the nine months year to date.  This increase in interest expense was primarily a result of the issuance of the 6.5% and 5.5% senior notes for a combined $1.7 billion in fiscal 2008 to finance the acquisition of Covansys Corporation and First Consulting Group.  Interest on these notes was approximately $25.9 million for the third quarter of fiscal 2009 and $78.1 million for the nine months year to date.  The remainder of the increase was from the $1.5 billion draw down on the credit facility used to repay maturing commercial paper and term debt on October 22, 2008.  Interest on the credit line for the third quarter and the nine months year to date was approximately $11.8 million.  In addition, higher borrowings in Europe to fund working capital requirements and additional capital leases in NPS contributed to interest expense.  Interest income increased approximately $4.5 million and $4.9 million for the third quarter and nine months year to date respectively as a result of an increase in cash balances from the drawdown of the credit facility as well as cash and cash equivalents in India.

Other Expense/(Income)

Other expense/(income) includes foreign exchange gains and losses including gains and losses on currency forwards, hedging costs, and other miscellaneous operations.  Other income decreased $25.3 million and $64.0 million for the third quarter and the nine months year to date, respectively, compared to the prior year comparable periods.  The change was due to (1) Other income in fiscal 2008 which was the result of remeasurement gains from intercompany foreign currency balances that were unhedged (the Company has addressed this foreign currency exchange rate volatility risk and for fiscal 2009, these balances were hedged), (2) Miscellaneous foreign currency losses on unhedged intercompany balances during fiscal year 2009, and (3) costs to hedge intercompany exposure to foreign currency risks.

Taxes

The effective tax rate on income from continuing operations for the third quarter ended and nine months ended was 38.28% and (18.47%) for fiscal year 2009, and 32.8% and 40.3% for fiscal year 2008, respectively. The decrease in the year to date fiscal year 2009 rate was primarily attributable to a $370.5 reduction in uncertain tax positions, including interest and penalties, due to settlements with the U.S. Internal Revenue Service (“IRS”) and the filing of accounting method changes during the second quarter.

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

As of January 2, 2009, the Company’s liability for uncertain tax positions was $587.6, including interest of $107.1, penalties of $40.6 and net of tax carryforwards of $250.0. There were no material changes to the uncertain tax positions in the third quarter of fiscal year 2009. During the third quarter of fiscal year 2009, the Company recorded an increase (net of tax benefit) of $4.9 of interest on uncertain tax positions and a net reduction of $3.0 of related penalties in income tax expense. This interest amount includes the effect of new uncertain tax positions recognized in the third quarter of fiscal year 2009. Interest expense is expected to continue to accrue at approximately $6 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in CSC’s favor. The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share increased $.01 and $2.73 for the third quarter and nine months year to date, respectively, for fiscal 2009 compared to the prior period.  The slight increase in earnings per share for the third quarter of fiscal 2009 was primarily a result of a decrease in the share base of 10.6%, more than offsetting the lower net income. The increase in earnings per share for the nine months year to date of fiscal 2009 was due primarily to a significant tax benefit  recorded in the second quarter as a result of resolution with the U.S. Internal Revenue Service for tax years 2000 through 2004.

Financial Condition

Cash Flows

The Company's cash flows were as follows:
	Nine Months Year-to-Date
(In millions)	Fiscal 2009	Fiscal 2008
Net cash provided by operations	$928.4	$498.5
Net cash used in investing activities	(838.3)	(2,159.1)
Net cash provided by financing	952.6	1,180.1
Effect of exchange rate changes on cash and cash equivalents	(68.5)	19.5
Net increase (decrease) in cash and cash equivalents	974.2	(461.0)
Cash and cash equivalents at beginning of year	698.9	1,050.1
Cash and cash equivalents at quarter end	$1,673.1	$589.1

Net cash provided by operations of $928.4 million for the first nine months of fiscal 2009 represents an increase of $429.9 million compared to $498.5 million net cash provided by operations for the prior year comparable period.

The operating cash flow impact from changes in the company’s accounts receivable was a $42 million source of cash, compared to a $254 million use of cash for the prior year period.  The key driver of this change was improved collections in the Global Outsourcing Services and BS&S Consulting segments.

Net income for the fiscal 2009 nine months year-to-date is $370 million higher than the prior-year period, however a factor in this increase is the second quarter settlement with the IRS, which was largely non-cash.  For cash flow purposes, therefore, the net income increase is partially offset by a decrease in tax liabilities.

Cash flows from operating activities include a $93.0 million year-to-date add-back of net non-cash foreign currency exchange losses in order to reconcile net income to net cash provided by operating activities.  This amount is primarily associated with intercompany balances, and is substantially offset in the income statement by realized foreign currency gains, primarily due to hedging activities.

Other decreases in current liabilities, including accounts payable and accrued liabilities also partially offset the increase in operating cash flow.

Net cash used in investing activities decreased approximately $1.3 billion during the nine months year-to-date of fiscal 2009 as compared to fiscal 2008 primarily as a result of approximately $1.3 billion used in the acquisition of Covansys Corporation in the prior year period.

Cash provided by financing activities for the nine months year-to-date of fiscal 2009 includes the draw-down of a $1.5 billion line of credit during October 2008 due to the liquidity uncertainties in the broader financial market.  This cash inflow was partially offset by a combined total of $587 million of repayment for commercial paper and credit facilities, including principal payments on long-term debt.  The prior year financing cash flows included the issuance of approximately $1.4 billion of commercial paper to finance the acquisition of Covansys Corporation.  Partially offsetting the year over year decrease in debt financing was a decrease in expenditures for stock repurchases to $3.6 million from $474.9 million for the prior year period.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the year ended March 28, 2008, as well as the Company’s current report on Form 8-K filed December 16, 2008.  In addition the Company has liabilities related to unrecognized tax benefits; however, the Company cannot reasonably estimate the timing and amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,673.1 million at January 2, 2009 and $698.9 million at March 28, 2008.  The increased balance is primarily the result of an October 2008 drawdown on a line of credit as further discussed below.  Equity increased by $213.4 million during the nine months ended January 2, 2009 as a result of net income of $732.9 million and the exercise of stock options, which were significantly offset by a charge in the cumulative translation adjustment account of $551.4 million and the impact of the change to a fiscal year-end measurement date for pension plans, as required by SFAS 158, of $24.7 million in the first quarter of fiscal 2009.

On July 12, 2007 the Company entered into a new committed line of credit providing $1.5 billion of long-term commercial paper backup.  The line of credit expires on July 12, 2012.  On October 22, 2008, the Company borrowed $1.5 billion under the line of credit.  The proceeds from the drawdown of the line of credit were used primarily to repay maturing commercial paper. Additionally, the Company will also pay $200 million of maturing term debt to increase the Company’s liquidity position and reduce the reliance on the capital markets during the difficult global economic environment.  The Company discontinued its issuance of commercial paper after October 22, 2008.  As of January 2, 2009, the Company had no commercial paper outstanding.  This line requires the Company to (1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; (2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; the Company is in full compliance with these requirements and (3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00.  The Company is in full compliance with these requirements.  For further details on this agreement please see the Company’s Form 10-K.

As of January 2, 2009, the Company’s total liquidity was approximately $1.67 billion which included cash and cash equivalents and marketable securities.

In addition, the Company redeemed the 3.5% term notes with a face value of $300 million due April 2008 during the first quarter of fiscal 2009.  The Company’s 6.25% term notes with a face value of $200 million are due in March 2009.  The Company currently plans to settle these notes with cash on hand.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract.  As of January 2, 2009, the Company had a net investment in the contract of approximately $.6 billion.  Contract assets were $1.1 billion, principally contract work in progress and billed and unbilled receivables but also equipment, software and other assets.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events could potentially adversely impact such recovery and the Company’s liquidity.  The Company is expecting the NHS cash advances to require guarantees as they have in the past.  To date, the Company has been able to collateralize the majority of the cash advances with letters of credit, without the requirement of putting up any cash deposits at the counterparty banks.  Due to the current credit environment, the potential to have some cash on deposit with banks as collateral for issuing the letters of credit is a possibility.

Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

During this current global economic downturn, the Company continues to actively monitor the financial markets.  Although the condition of the capital markets continues to be volatile, the Company believes it will continue to have access to the capital markets if the need arises.  However, the volatility in the financial markets could directly affect the cost and terms of any future bank financing.

It is management’s opinion that the Company will be able to meet its future liquidity and cash needs through a combination of cash flows from operating activities, cash balances, and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described in the Company’s Form 10-K.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended March 28, 2008.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2009. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.  The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies.  Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. Federal government.  Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery.  If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.  The Company routinely negotiates such contract modifications in its various segments.  For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates and foreign currencies as of March 28, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year then ended.  For the nine months ended January 2, 2009, there has been no significant change in related market risk factors.  However, the recent global financial crisis has resulted in a tightening of credit markets, including the US commercial paper market, resulting in decreased liquidity in many financial markets and uncertainty in global economic conditions.  The Company recently responded to the dislocation in the commercial paper market by drawing down $1.5 billion under its committed revolving credit facility.  Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crises also pose a risk to the company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to defer or cancel contract decisions which would negatively affect revenue.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the Company’s disclosure controls and procedures as of January 2, 2009.

In the course of the Company’s assessment, it has identified the following material weakness in internal control over financial reporting:  there are insufficient knowledgeable and competent personnel in certain key positions within the tax function and processes and procedures over accounting for income taxes are not adequate for the Company’s size and complexity.

As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of January 2, 2009.

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

Changes in Internal Control

During the fiscal quarter ended January 2, 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Although the Company has made substantial progress in its remediation measures, it has not yet completed all of its actions necessary to remediate the material weakness over the accounting for income taxes.  Remedial measures undertaken include recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise and improvement in the tax provision process and the underlying procedures and internal controls.  As previously stated, the Company will continue to address these areas and other remediation activities of a longer term nature, such as further process improvement, realignment of financial reporting systems and chart of accounts to better capture tax/legal entity information and implementation of tax applications systems to further automate the year-end tax provision, compliance activities and management of tax audits and settlement activity.  During the first three quarters of FY 2009, the Company has completed the recruitment of all director level tax positions and the majority of the tax staff in connection with the relocation of its Corporate Offices to Falls Church, Virginia (including personnel with extensive FAS 109 and FIN 48 expertise); implemented enhanced tax account reconciliation procedures; implemented detailed compliance checklists for use in the determination and review of the quarterly tax provision; and begun to implement tax provision software.  As announced in the second quarter, the Company has also settled open tax years relating to its filings for 2000-2004 with the Internal Revenue Service and has adopted changes in certain tax accounting methods which have significantly reduced the Company’s accrual for uncertain tax positions under FIN No. 48, including associated interest and penalties.  The internal remediation efforts are progressing and continuing significant improvements are anticipated throughout the year.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000  for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008 the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  During the second, third, and fourth quarters of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties are in the process of filing the settlement agreement with the court for approval.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. Federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  Included in current assets on the Company's balance sheet are approximately $446 million ($414 of which is subject to the claims) of unbilled receivables and $394 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the Government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the Government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the Government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the Government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900  million total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the second quarter of fiscal year 2011.  With respect to the second set of claims, the Government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the Government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation is expected to begin during the fourth quarter of fiscal year 2009 and could continue for a year or more.

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

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007 reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit. Arguments were heard on December 9, 2008 and a decision is pending.

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants  filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants  filed  their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs motion for class certification.  On January 13, 2009, defendants filed a petition with the Ninth Circuit pursuant to Rule 23(f) of the Federal Rules, requesting that the court of appeals accept their appeal from the order granting class certification. Plaintiffs filed their opposition on January 23, 2009. At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Economic and political uncertainty may adversely impact our customers’ demand for our services.  A general economic downturn may adversely impact our customers’ demand for consulting and systems integration services.  Our federal government segment generated approximately 34% of our revenue for fiscal 2008.  While the pipeline for government projects continues to be robust, the budget deficit, the cost of rebuilding infrastructure as a result of natural disasters, the cost of reconstruction in Iraq, the ongoing conflicts in Iraq and Afghanistan, and the financial industry liquidity crisis may reduce the federal government’s demand and available funds for information technology projects, adversely impacting our federal government segment and our business.

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

3.
Our primary markets, technology outsourcing and consulting and systems integration are highly competitive markets.  If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

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

We may require additional capital to purchase assets, complete strategic acquisitions, repurchase shares on the open market or for general liquidity needs.  Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise additional capital at a reasonable cost may adversely impact our revenue growth and the price of our stock.

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

Our commercial and federal government contracts are typically awarded on a competitive basis.  Our bids area based upon, among other items, the cost to provide the services.  To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner.  If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

8.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

As noted in Part II. Item 1, Legal Proceedings, of this Form 10-Q we are currently party to a number of disputes which involve or may involve litigation.  We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability.  If we agree to settle these matters or judgments are secured against us, we will incur charges which may have a material and adverse impact on our liquidity and earnings.

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

For fiscal 2008, we earned approximately 40% of revenues in currencies other than the U.S. Dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We project that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we project that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

A significant portion of our application outsourcing and software development activities have been shifted to India and we plan to continue to expand our presence there.  As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the tax holiday granted by certain tax jurisdictions in India to the Company, which currently extends through 2010, may not be extended or may be revoked resulting in an increase in income tax expense, (3) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability.

12.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

13.
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

We may not able to replace the revenue and earnings from these contracts in the short-term.  In the long-term, our reputation may be harmed by the publicity generated from contract terminations.

14.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls.

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

15.
We have identified a material weakness related to accounting for income taxes, and concluded that our internal control over financial reporting was not effective as of March 28, 2008.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

The Company has identified a material weakness related to accounting for income taxes and, as a result, has concluded that our internal control over financial reporting as of March 28, 2008, was not effective.  Remediation of the material weaknesses may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.  See Part I. Item 4, Controls and Procedures in this Form 10-Q for further discussion.

16.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings.  Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue for the quarter, approximately 36.5%, is derived from contracts with the U.S. federal government.  As a result, our exposure to the risks inherent in the government contracting process is material.  These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

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

18.	Our inability to protect client information could impair our reputation, and we could suffer significant financial loss.

As one of the larger companies in the information technology (I/T) and professional services industry, we are subject to potentially adverse impacts if sensitive client information is unintentionally lost, stolen, or compromised.  We are responsible for substantial amounts of sensitive client information which often includes confidential, private, and financial records.  Failure to protect our clients could result in reparation costs and loss of business that may negatively impact our reputation, and earnings.

19.	Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities.  The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes.  There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company’s financial condition and operating results.

20.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Given the volatility of the credit markets at this time, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

21.	Our foreign currency hedging program is subject to counterparty default risk.

The Company enters into numerous types of financing arrangements with a wide array of counterparties related to foreign currency forward contracts and purchased options.  The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract.  During this current global economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending January 2, 2009,  with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 4, 2008 to October 31,2008	8,870	$28.98
November 1, 2008 to November 28, 2008
November 29, 2008 to January 2, 2009	4,922	$31.75

(1)
The Company accepted 10,038 shares of its common stock in the third quarter ended January 2, 2009, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 3,754 shares of its common stock in the quarter ended January 2, 2009, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Also, the Company purchased 3,754 shares during this period to cancel restricted shares of common stock due to employee terminations.

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Service-Based Restricted Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

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

10.12
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.13	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k dated December 4, 2007)

10.14	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.15	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007)

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

10.21	Retirement Agreement with Van B. Honeycutt, effective May 21, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2007)

10.22	Management Agreement with Michael W. Laphen, effective September 10, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 10, 2007)

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

10.25	General Release of Claims, effective January 30, 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2008)

10.26	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.27	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.28	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholde3rs held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006

10.30	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.32	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

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

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008.)

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

COMPUTER SCIENCES CORPORATION

Date: February 11, 2009	By:	/s/ DONALD G. DeBUCK
Donald G. DeBuck
Vice President and Controller
Chief Accounting Officer