Form 10-K
period 2009-04-03
COMPUTER SCIENCES CORP
filed 2009-05-29
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2009,
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
Large accelerated filer       ☒        Accelerated filer   ☐       Non-accelerated filer      ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 3, 2008 the aggregate market value of stock held by non-affiliates of the Registrant was approximately $5,850,291,111.
There were 151,501,103 shares of the Registrant’s common stock outstanding as of May 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 3, 2009, are incorporated by reference into Part III hereof.

i

Item 1. Business
INTRODUCTION AND HISTORY
General

Computer Sciences Corporation (CSC or the Company) is one of the world leaders in the information technology (IT) and professional services industry. Since it was founded 50 years ago in 1959, the Company has helped clients use IT more efficiently in order to improve their operations and profitability, achieve business results and focus on core competencies.

CSC offers a broad array of services to clients in the commercial and government markets and specializes in the application of complex IT to achieve its customers’ strategic objectives. Its service offerings include information technology and business process outsourcing, and IT and professional services.

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

IT and professional services include systems integration, consulting and other professional services. Systems integration encompasses designing, developing, implementing and integrating complete information systems. Consulting and professional services includes advising clients on the strategic acquisition and utilization of IT and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering.

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

Major Markets

CSC provides its services to clients in domestic and international commercial industries and to the U.S. federal, state, and foreign governments. Segment and geographic information are included in Note 15 to the consolidated financial statements for the year ended April 3, 2009.

The Company provides services within three broad service lines:  Business Solutions and Services (BS&S), Global Outsourcing Services (GOS) and North American Public Sector (NPS).  The BS&S line of business includes the BS&S − Consulting, BS&S − Financial Services Sector and BS&S − Other reportable segments.  The BS&S − Other segment includes the Company’s BS&S operations in Asia, Australia and India.

           The Business Solutions and Services line of business provides consulting and systems integration services through the BS&S − Consulting and BS&S − Other segments and business process outsourcing and software and software maintenance services through the BS&S − Financial Services Sector segment.  In addition, the BS&S − Other segment provides professional technology staffing services in Australia and computer equipment repair and maintenance services in Asia. The BS&S − Financial Services Sector segment also provides credit reporting services in the United States.

The Company’s GOS line of business provides information systems outsourcing services to clients in a broad array of industries including aerospace and defense, automotive, chemical and natural resources, consumer goods, financial services, healthcare, manufacturing, retail and distribution, telecommunications, and technology.

The Company’s NPS line of business, providing IT services to the U.S. federal government since 1961, is a leading federal contractor and is one of its major IT service providers. CSC serves a broad federal customer base, including most civil departments and branches of the military, as well as the Department of Homeland Security. The Company provides a broad spectrum of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region, including India.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2009	2008	2007
BS&S – Consulting	12%	11%	11%
BS&S – Financial Services Sector	6	6	7
BS&S – Other	8	8	4
Business Solutions and Services	26	25	22
Global Outsourcing Services	39	41	43
North American Public Sector	36	35	36
Subtotal	101	101	101
Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2009 Overview

During fiscal 2009, CSC announced awards valued at approximately $16.2 billion, including $4.4 billion in BS&S segment awards, $4.5 billion of GOS awards and $7.3 billion of awards with NPS.  The Company changed its methodology for determining the announced value for certain awards.  For NPS, announced values for indefinite delivery and indefinite quantity (ID/IQ) awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of GOS announced awards is estimated at the time of contract signing and includes optional contract years.  New contract bookings are recorded using then existing projections of service volumes and then existing currency exchange rates, and are not subsequently adjusted for volume or currency fluctuations. The announced values for BS&S line of business awards are based on firm commitments.

On December 1, 2008, Mr. Michael J. Mancuso, age 66, was appointed to the position of Vice President and Chief Financial Officer.

Project Accelerate

During fiscal 2009 the Company continued to implement fiscal 2008’s comprehensive growth strategy, Project Accelerate.  Project Accelerate has five key growth initiatives:

1.
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

2.
Growing and utilizing offshore capabilities, particularly in India.  As part of this initiative the Company acquired Covansys Corporation (Covansys) during fiscal 2008.   Covansys provides the Company with the capability to sell low cost offshore solutions directly to existing and potential clients.  The Company has consolidated its existing operations in India with those acquired from Covansys.  The Company’s acquisition of First Consulting Group provided additional resources in India as well as operational capabilities in Vietnam.

3.
Further expanding the Company’s ability to provide business solutions, consulting services and business process outsourcing services internationally.  To this end the Company has focused on expanding its capabilities in Asia, Latin America and Eastern Europe.

4.
Enhancing the Company’s ability to deliver outsourcing services to its clients throughout their global organizations on a consistent basis and provide the full range of the Company’s technical service offerings to its outsourcing clients.  The Company has expanded its offerings and its marketing and sales efforts for mid-size outsourcing deals.

5.	Strengthening the service offerings to the public sector and continuing to improve the Company’s ability to effectively compete for contracts with the U.S. federal government.

The global economy weakened throughout fiscal 2009, which has resulted in a softening in demand for IT discretionary spending. Some companies, including some of the Company’s customers, have encountered severe financial difficulty, which could ultimately result in their bankruptcy, which, in turn, may have an impact on the financial condition of the Company. Therefore, the Company continues to closely monitor client demand in order to appropriately respond to changing environments. The response of professional and IT service providers, including CSC, has been to exercise cost discipline, with careful management of headcount and other resources.

In fiscal 2010, CSC’s business results of operations and financial condition may be negatively affected by the various global markets, the global credit crisis, or client budget constraints.  The current economic environment increases the pressure on both businesses and governments around the world to adapt.

           The economy could impact the credit quality of the receivables portfolio and, therefore, the level of provision for bad debts. CSC continues to review credit policies in both the origination of new business and the evaluation of existing projects.

Contract terminations, cancellations or delays could result from factors that are beyond our control and may be unrelated to our work product, the progress of the project, including the business, financial conditions of the client, changes in ownership, management at our clients, changes in client strategies, the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner or we may have to impair contract assets. Consequently, our profit margins in subsequent periods could be lower than expected.

Currency fluctuations will continue to have an effect on both revenue and profit. The company’s hedging program, however, attempts to mitigate some balance sheet risk, global economic risk, as well as margin erosion.

Acquisitions

During the third quarter of fiscal 2009, CSC acquired two separate privately held entities for approximately $37.5 million cash, plus additional consideration of up to $19 million contingent on achievement of agreed revenue targets for calendar years 2009 and 2010.  When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as an additional cost of the acquisitions.  The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisitions was allocated to the net assets acquired based on fair values at the date of acquisition. Based on fair values, $25.9 million has been allocated to goodwill and $8.2 million was allocated to identifiable intangible assets, which are primarily customer related intangibles (estimated useful life of five – six years).   The  pro  forma  impact  on  net income and  earnings  per  share  for  the  acquisitions has not been disclosed for the current or comparable prior periods, as the acquisitions are immaterial both individually and in the aggregate to the financial statements as a whole.

During the first quarter of fiscal 2009, the Company finalized a scheme of arrangement to acquire the 49.9% of Computer Systems Advisers (M) Berhad (CSAM) not owned by the Company’s wholly owned subsidiary, CSA Holding, Ltd.  The arrangement allows for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was approximately $63 million USD.  The acquisition was accounted for under the purchase method, and accordingly, 100% of CSAM’s results of operations have been included with the Company from the date of acquisition, May 28, 2008.  Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership.  The Company’s purchase of the remaining interest of CSAM resulted in approximately $18.7 million allocated to goodwill during the first quarter of fiscal 2009.  The pro forma impact on net income and earnings per share has not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

During the fourth quarter of fiscal 2008 the Company acquired First Consulting Group for approximately $275 million net of cash acquired.  The acquisition of First Consulting Group enhances the Company’s Healthcare industry offerings as well as expands the Company’s offshore capabilities in India and Vietnam.

On July 2, 2007, the Company acquired Covansys, a publicly held U.S. global consulting and technology service company for approximately $1.3 billion net of acquired cash.  The acquisition of Covansys Corporation has increased the Company’s delivery capabilities in India and expanded the Company’s offshore service offerings.

For further discussion of these acquisitions, please see Note 2 –Acquisitions.

 Competition

The IT and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company.  In addition, the increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC.  Offshore IT outsourcers selling directly to end-users have captured an increasing share of awards as they compete directly with U.S. domestic suppliers of these services.  The Company’s fiscal 2008 acquisition of Covansys, an offshore-direct supplier of IT services, has helped mitigate this somewhat.

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the Business Solutions and Services, Global Outsourcing Services and NPS markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of IT and professional services it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of April 3, 2009, employed approximately 92,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995, are available free of charge through the Company’s Internet website, www.csc.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

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

Economic and political uncertainty may adversely impact our customers’ demand for our services.  A general economic downturn, such as the current worldwide economic dislocation, has and may continue to adversely affect our customers’ demand for consulting and systems integration services.  Our NPS segment generated approximately 36% of our revenue for fiscal 2009.  While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, the cost of rebuilding infrastructure as a result of natural disasters, the cost of reconstruction in Iraq, the ongoing conflicts in Iraq and Afghanistan, and the financial industry liquidity crisis may reduce the U.S. federal government’s demand and available funds for information technology projects, adversely impacting our NPS segment and our business.

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

We may require additional capital to purchase assets, complete strategic acquisitions, repurchase shares on the open market or for general liquidity needs.  Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise additional capital at a reasonable cost and may adversely impact our revenue growth and the price of our stock.

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

6.	We could suffer losses due to asset impairment charges.

We test our goodwill for impairment during the second quarter every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

7.	Our customers may experience financial difficulties and we may not be able to collect our receivables, materially and adversely affecting our profitability.

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

8.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

9.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

As noted in Item 3, Legal Proceedings, we are currently party to a number of disputes which involve or may involve litigation.  We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability.  If we agree to settle these matters or judgments are secured against us, we will incur charges which may have a material and adverse impact on our liquidity and earnings.

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

10.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

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

11.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2009, approximately 38% of recognized revenues were denominated in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in approximately 80 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. In spite of our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

12.
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

13.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

14.
Generally our contracts contain provisions under which a customer may terminate the contract prior to completion.  Early contract terminations may materially and adversely affect our revenues and profitability.

Our contracts contain provisions by which customers may terminate the contract prior to completion of the term of the contract.  These contracts generally allow the customer to terminate the contract for convenience upon providing written notice.  In these cases, we seek, either by defined contract schedules or through negotiations, recovery of our property, plant, equipment, outsourcing costs, investments, and other intangibles.  There is no assurance we will be able to fully recover our investments.

We may not be able to replace the revenue and earnings from these contracts in the short-term.  In the long-term, our reputation may be harmed by the publicity generated from contract terminations.

15.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls.

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal control over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement will not occur in our financial statements.  The failure of our controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business, and our stock price may be materially and adversely affected.

16.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings.  Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

A significant portion of our revenue is derived from contracts with the U.S. federal government.  As a result, our exposure to the risks inherent in the government contracting process is material.  These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

17.	Our performance on contracts on which we have partnered with third parties may be adversely affected if the third parties fail to deliver on their commitments.

Our contracts are increasingly complex and require that we partner with other parties including software and hardware vendors to provide the complex solutions required by our customers.  Our ability to deliver the solution and provide the services required by our customers is dependent on the ability of our partners to meet their delivery schedules.  If our partners fail to deliver their services or products on time, our ability to complete the contract may be adversely affected which may have a material and adverse impact on our revenue and profitability.

If we are the primary contractor and our partners fail to perform as agreed, we may be liable to our customers for penalties or lost profits.  These penalties or payments for lost profits may have a material and adverse effect on our profitability.

18.	Our inability to protect client information could impair our reputation, and we could suffer significant financial loss.

As one of the larger companies in the IT and professional services industry, we are subject to potentially adverse impacts if sensitive client information is unintentionally lost, stolen, or compromised.  We are responsible for substantial amounts of sensitive client information which often includes confidential, private, and financial records.  Failure to protect our clients could result in reparation costs and loss of business that may negatively impact our reputation and earnings.

19.	Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  The Company is subject to the continuous examination of its income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes.  There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company’s financial condition and operating results.

The recently proposed Obama administration international tax provisions may adversely affect our results. The Company has significant operations overseas, especially in India, and the new proposals may adversely affect our costs and margins. Also, some of these proposals may cause our financial services segment to be less globally competitive as tax rates would increase costs of doing business globally.

20.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Given the recent volatility of the credit markets, it is not possible to predict when credit conditions will ease and short term financing will become more readily available.  Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

21.	Our foreign currency hedging program is subject to counterparty default risk.

The Company enters into numerous types of financing arrangements with a wide array of counterparties related to foreign currency forward contracts and purchased options.  As of April 3, 2009, the Company had outstanding foreign currency forward contracts with a notional value of $951.2 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract.  During this current global economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties Owned properties as of April 3 ,2009	Approximate Square Footage	General Usage
Copenhagen, Denmark	525,000	Computer and General Office
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	211,000	General Office
El Segundo, California	206,000	General Office
Newark, Delaware	176,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aaurus, Denmark	101,000	Computer and General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	79,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Hong Kong, China Jacksonville, Illinois Bangalore, India	73,000 60,000 50,000	General Office General Office Computer and General Office
Singapore	46,000	General Office
Turnbridge, United Kingdom	43,000	General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	76,000	General Office

Leased properties as of April 3, 2009
Washington, D.C. area	3,114,000	Computer and General Office
India	1,658,000	Warehouse and General Office
Texas	827,000	Computer and General Office
Australia & other Pacific Rim locations	628,000	Computer and General Office
Germany	600,000	General Office
Denmark	530,000	General Office
Ohio	521,000	General Office
Georgia	509,000	General Office
England	488,000	General Office
Tennessee	438,000	General Office
New York	397,000	General Office
New Jersey	351,000	General Office
Florida	262,000	General Office
Illinois	260,000	General Office
Connecticut	232,000	General Office
Delaware	217,000	General Office
Arizona	216,000	General Office
Wisconsin	208,000	General Office
Massachusetts	207,000	General Office
France	189,000	Industrial/Warehouse
California	181,000	General Office
Italy	175,000	General Office
Sweden	169,000	General Office
Various other U.S. and foreign locations	2,095,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2010 through 2023.

Item 3. Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas, shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008, the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  During the second, third, and fourth quarters of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties have obtained preliminary approval of the settlement from the court.  The parties are in the process of sending class notice in advance of a final approval hearing currently scheduled in August 2009.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  Included in current assets on the Company's balance sheet are approximately $445 million ($414 million of which is subject to the claims) of unbilled receivables and $386 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the federal Acquisition Regulation.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

    During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900  million total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the second quarter of fiscal year 2011.  With respect to the second set of claims, the government issued its denial on November 15, 2007.  As with the larger set of claims, the Company disagrees with the government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation has been delayed and is expected to begin during the first half of fiscal year 2010 and could continue for a year or more.

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

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming CSC as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al., Case No. BC353316, and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West sustained a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.    The statutory time for filing a notice of appeal has passed and plaintiffs in the state court case have not appealed the court’s granting of the Company’s demurrer and dismissal.

    On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV 06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the same court, also brought state and federal claims based on backdating allegations.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007, reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit and the Ninth Circuit then affirmed the judgment of dismissal.  The time to seek further review of that decision has lapsed and the judgment is now final.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was delayed until the decision of the Ninth Circuit in the foregoing federal derivative case became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.   On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants filed their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs motion for class certification.  On January 13, 2009, defendants filed a petition with the Ninth Circuit pursuant to Rule 23(f) of the federal Rules, requesting that the court of appeals accept their appeal from the order granting class certification.  Plaintiffs filed their opposition on January 23, 2009.  The Ninth Circuit denied defendants’ request for permission to appeal on March 12, 2009.  Each of the defendants and the plaintiffs filed a motion for summary judgment in district court on May 4, 2009.  Reply briefs were filed on May 22, 2009.  A decision is expected in late June 2009.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Michael W. Laphen*	58	2001	Indefinite	Chairman, President and Chief Executive Officer	None
Michael J. Mancuso	66	2008	Indefinite	Vice President and Chief Financial Officer	None
Donald G. DeBuck	51	2001	Indefinite	Vice President and Controller	None
William L. Deckelman, Jr.	51	2008	Indefinite	Vice President, General Counsel and Secretary	None
Randy E. Phillips	50	2008	Indefinite	Vice President, Corporate Development	None
Nathan G. Siekierka	60	2008	Indefinite	Vice President, Human Resources	None

* Director of the Company

Business Experience of Executive Officers

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

Michael J. Mancuso joined the Company on December 1, 2008.  Prior to joining the Company, Mr. Mancuso served in the capacities of Senior Vice President and Chief Financial Officer of General Dynamics Corporation; Vice President and CFO of the Commercial Engineering Business at Pratt and Whitney Group, United Technologies Corporation; and held various senior management positions with the General Electric Company.  He currently serves as a director of The Shaw Group Inc., SPX Corporation and LSI Corporation.  Mr. Mancuso holds a bachelor's degree in business from Villanova University and a master's degree in business administration from Eastern College.

Donald G. DeBuck joined the Company in 1979 and was elected Vice President, Chief Financial Officer and Controller in January 2008.   He served as Chief Financial Officer until December 1, 2008.  He has served as Vice President and Controller since August 2001.  Previous positions within the Company include Assistant Controller (1998-2001) and Vice President of Finance and Administration, Communications Industry Services (1996-1998).

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

As of May 15, 2009, the number of registered shareholders of Computer Sciences Corporation’s common stock was 8,018.  The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two calendar years and through May 15, 2009.

	2009				2008		2007
Calendar Quarter	High		Low		High	Low	High	Low
1st	40.88		31.11		$49.50	$36.91	$56.25	$50.38
2nd	40.51	*	35.95	*	50.52	37.99	60.00	51.55
3rd					49.37	38.52	63.76	46.95
4th					40.30	23.93	60.00	49.21
* Through May 15, 2009

It has been the Company’s policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since fiscal 1969, is expected to continue, but is subject to review by the Board of Directors.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending April 3, 2009, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 3, 2009 - January 30, 2009
January 31, 2009 - February 27, 2009
February 28, 2009 - April 3, 2009	6,046	$34.19

(1)
The Company accepted 6,046 shares of its common stock in the quarter ended April 3, 2009, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended April 3, 2009)

Indexed Return Chart (2004 = 100)
	Return 2005	Return 2006	Return 2007	Return 2008	Return 2009	CAGR
CSC Common Stock	11.42%	22.30%	-6.16%	-21.73%	-4.77%	-0.96%
S&P 500 Index	6.69%	11.73%	11.83%	-5.62%	-36.87%	-4.50%
S&P North American Technology Services Index	3.06%	21.75%	7.42%	-11.33%	-19.86%	-0.86%

Assumes $100 invested on April 1, 2004, in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages assume a March 31 fiscal year end.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
In millions except per-share amounts	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006	April 1, 2005

Total Assets	$15,618.7	$15,879.7	$13,740.2	$12,963.5	$12,522.3
Debt:
Long-term	4,172.6	2,635.3	1,412.2	1,376.8	1,303.0
Short-term	32.1	309.5	51.9	56.6	78.4
Current maturities	29.8	528.9	41.8	28.7	7.3
Total	4,234.5	3,473.7	1,505.9	1,462.1	1,388.7
Stockholders' equity	5,509.9	5,461.8	5,540.0	6,195.7	6,019.3
Working capital	3,691.0	1,332.9	1,045.4	1,582.9	1,128.9
Property and equipment:
At cost	5,770.2	6,260.0	5,612.9	5,367.9	5,520.3
Accumulated depreciation and
amortization	3,417.2	3,495.4	3,073.8	3,047.8	3,154.9
Property and equipment, net	2,353.0	2,764.6	2,539.1	2,320.1	2,365.4
Current assets to current liabilities	1.9:1	1.2:1	1.2:1	1.3:1	1.2:1
Debt to total capitalization	43.5%	38.9%	21.4%	19.1%	18.7%
Book value per share	$36.37	$36.14	$31.96	$33.09	$31.48
Stock price range (high)	50.52	63.76	60.39	59.90	58.00
(low)	23.93	36.91	46.23	42.31	38.07

Five-Year Review (continued)

	Five Year Review
	Fiscal Year
In millions except per-share amounts	2009	2008	2007	2006	2005
Revenues	$16,739.9	$16,499.5	$14,854.9	$14,644.8	$14,060.8
Costs of services (excludes depreciation and amortization)	13,260.7	13,151.9	11,813.5	11,724.5	11,318.6
Selling, general and administrative	1,082.8	975.4	918.3	863.8	826.3
Depreciation and amortization	1,185.5	1,198.6	1,073.6	1,091.8	1,051.0
Goodwill impairment	18.9
Interest, net	219.5	148.3	168.4	104.3	157.4
Special items		155.8	316.1	77.3	28.6
Other (income)/expense	23.4	(48.4)	(41.3)	21.3	(21.8)
Total costs and expenses	15,790.8	15,581.6	14,248.6	13,883.0	13,360.1
Income before taxes	949.1	917.9	606.3	761.8	700.7
Taxes on income (benefit)	(166.1)	373.3	209.0	319.5	237.4
Income from continuing operations	$1,115.2	$544.6	$397.3	$442.3	$463.3
Basic earnings per common share, continuing operations	$7.37	$3.26	$2.25	$2.38	$2.44
Diluted earnings per common share, continuing operations	$7.31	$3.20	$2.21	$2.35	$2.41
Average common shares outstanding	151.388	167.233	176.263	185.693	189.575
Average common shares outstanding assuming dilution	152.614	170.168	179.733	187.984	191.936

Fiscal 2009 goodwill impairment charge related to an Asian reporting unit in the BS&S – Other segment. See Note 3—Goodwill in Item 8 Consolidated Financial Statements and Supplemental Data.

Fiscal 2008 special items represent charges related to the restructuring and to the retirement of the Company’s Chairman and Chief Executive Officer.  See Note 5 to consolidated financial statements.

Fiscal 2007 special items represent charges related to the restructuring and a final adjustment to an impairment charge related to the termination of the Nortel Networks contract offset by a gain from the redemption of DynCorp International preferred stock.  See Note 5 to consolidated financial statements.

Fiscal 2006 special items represent charges related to the termination, per an agreement made with Nortel Networks, of the Company’s services for certain information technology outsourcing activities, see Note 5 to the consolidated financial statements.

Fiscal 2005 special items represent charges related to exit and disposal activities, and the early retirement of debt.

No dividends were paid by CSC during the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements and associated notes for the year ended April 3, 2009.

There are three primary objectives of this discussion:

1)	Provide a narrative explanation of the consolidated financial statements, as presented through the eyes of management;
2)	Enhance the disclosures in the consolidated financial statements and footnotes, providing context within which the consolidated financial statements should be analyzed; and
3)	Provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the economic and industry factors, key business drivers, key performance indicators, fiscal 2009 highlights, and fiscal 2010 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2007 to 2009, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity and available capital resources.

Critical Accounting Estimates—discusses accounting policies that require critical judgments and estimates.

OVERVIEW

The Company’s primary service offerings are IT and business process outsourcing, and IT and professional services.  Outsourcing activities include operating all or a portion of a customer’s technology infrastructure and applications, and business process outsourcing. IT and professional services include systems integration, consulting and other professional services and software systems sales and related services.

Under the Company’s comprehensive growth strategy introduced in fiscal 2009, known as Project Accelerate, the Company targets the delivery of its services within three broad service lines: Business Solutions and Services (BS&S), Global Outsourcing Services (GOS) and North American Public Sector (NPS).  NPS and GOS are each separate reportable segments, while BS&S consists of three reportable segments.  The five segments are as follows:

1.
North American Public Sector. The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.  The North American Public Sector operating segment represents a separate reportable segment.

2.
Global Outsourcing Services. The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  The Global Outsourcing Services operating segment represents a separate reportable segment.

3.
Business Solutions and Services – Consulting.  In the BS&S − Consulting segment, the Company provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  These service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  These operating segments have similar economic characteristics, products, services, customers and methods of operations and, as a result, are aggregated for segment reporting purposes.

4.
Business Solutions and Services – Financial Services Sector. The BS&S − Financial Services Sector segment primarily provides IP-based software solutions and business process outsourcing services to financial services companies in domestic and international markets.

5.
Business Solutions and Services – Other. The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other” as indicated by SFAS No. 131.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as BS&S − Other. The operating segments comprising BS&S − Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

Lines of Business	Reportable Segments
Business Solutions and Services	BS&S – Consulting
BS&S − Financial Services Sector
BS&S – Other
Global Outsourcing Services	Global Outsourcing Services
North American Public Sector	North American Public Sector

See Note 15 to the consolidated financial statements.

Economic and Industry Factors

The Company’s results of operations are affected by economic conditions generally, including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies in which we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

            Our results of operations are also affected by levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance.

            Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

The BS&S segments and the GOS segment markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers’ decisions for discretionary spending on IT projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

Outsourcing contracts are typically long-term relationships.  Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of the terms and scope of work, in order to meet clients’ evolving business needs and our performance expectations.

The North American Public Sector segment market is also highly competitive and has unique characteristics. All U.S. government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed. Shifting priorities of the U.S. government can also impact the future of projects.  Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

Business Drivers

Revenue in all three lines of business is generated by providing services on a variety of contract types lasting from less than six months to 10 years or more. Factors affecting revenue include:

•	the Company’s ability to successfully bid on and win new contract awards,
•	the ability to satisfy existing customers and obtain add-on business and win contract re-competes,
•	the ability to compete on services offered, technical ability, experience and flexibility,
•	the ability to successfully identify and integrate acquisitions and leverage them to generate new revenues, and
•	currency fluctuations related to international operations.

Earnings are driven by the above revenue factors, in addition to the following:

•	the ability to control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs,
•	the ability to anticipate headcount needs to avoid staff shortages or excesses,
•	the ability to accurately estimate various factors incorporated in contract bids and proposals, and
•	the ability to develop offshore capabilities and migrate compatible service offerings offshore.

Cash flows are impacted by the above earnings factors, in addition to other factors including the following:

•	timely management of receivables and payables,
•	investment opportunities available, particularly related to business acquisitions and dispositions and large outsourcing contracts, and
•	the ability to efficiently manage capital including debt and equity instruments.

Key Performance Indicators

The Company manages and assesses the performance of its business through various means, with the primary financial measures including new contract wins, revenue growth, margins, cash flow and return on investment.

New contract wins—In addition to being a primary driver of future revenue, focusing on new contract wins also provides management an assessment of the Company’s ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or re-competed contracts, as well as numerous external factors. CSC employs stringent financial and operational reviews and discipline in the new contract process to evaluate risks and generate appropriate margins and returns from new contracts.

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

Cash flow—Over time the primary drivers of the Company’s cash flow are earnings provided by the Company’s operations and the use of capital to generate those earnings. Also contributing to short term cash flow results are movements in current asset and liability balances. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows, as well as the non-GAAP measure free cash flow.

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

Readers should be cautioned that Days Sales Outstanding (DSO), free cash flow and ROI are non-GAAP measures, and the Company’s definition of such measures may differ from other companies. Therefore, such measures may not be comparable to those of other companies.  CSC believes these non-GAAP financial measures provide useful information to investors regarding the Company’s financial condition and results of operations as they provide another measure of the Company’s performance and ability to service its debt.

CSC calculates DSO as follows:  Total accounts receivable at fiscal period end divided by revenue per day. Total accounts receivables excludes tax receivables.  Revenue per day is calculated based on fiscal days in the most recent quarter.

Free cash flow is equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities, and (3) capital lease payments.

ROI is calculated by multiplying profit before interest expense, special items, and after tax expense by the investment base turnover.  Investment base turnover equals revenues divided by average debt and equity for the period.  The Company’s management uses ROI, DSO and free cash flow to evaluate investment returns and cash flow performance and are some of the measures used to assess management performance.

Fiscal 2009 Highlights

In fiscal 2009’s difficult economic environment, the Company delivered improved revenue, pre-tax profit, net income, earnings per share and cash flow from operations. Margins improved due to continued focus on productivity and cost management. During fiscal 2008, the Company repurchased approximately 24.3 million shares of its common stock, also contributing to improved earnings per share due to the consequent share base reduction for fiscal 2009, despite associated financing costs.

Significant events during fiscal 2009 include:

•	Revenues improved $240.4 million or 1.5%, while increasing 4.3% on a constant currency basis.

•	Net income increased 104% to $1.11 billion, reflecting significant tax benefits from resolutions and adjustments in the U.S. federal and state, as well as international tax jurisdictions.

•	Earnings per share were up 128% on a diluted basis.

•	The Company announced contract awards of $16.2 billion including new NPS segment awards of $7.3 billion, BS&S segments awards of $4.4 billion, and GOS segment awards of $4.5 billion.

•	Free cash flow of $1,020.6 million increased $845.4 million from fiscal 2008, driven by improved operating cash flows and lower capital expenditures.(1)

•	DSO was 84 days at April 3, 2009, versus 90 days at March 28, 2008.

•	Debt-to-total capitalization ratio was 43.5% at year-end, an increase of 4.6% from 38.9% in fiscal 2008 ratio.

•	ROI was 14.9% for the year, up from 9.2% in fiscal 2008, driven significantly by fiscal 2009 tax benefits.

(1)	The following is a reconciliation of free cash flow to the most directly comparable U.S. GAAP financial measure:

	Fiscal Year Ended
(In millions)	April 3, 2009	March 28, 2008	March 30, 2007
Free cash flow	$1,020.6	$175.2	$671.5
Net cash used in investing activities	1,038.0	2,718.7	872.7
Proceeds from redemption of investment in preferred stock			126.5
Acquisitions, net of cash acquired	(100.3)	(1,591.1)	(134.3)
Business dispositions			2.8
Capital lease payments	28.1	40.1	39.4
Net cash provided by operating activities	$1,986.4	$1,342.9	$1,578.6
Net cash used in investing activities	$(1,038.0)	$(2,718.7)	$(872.7)
Net cash provided by/(used in) financing activities	$742.1	$997.9	$(955.5)

The Company’s significant wins and scope extensions during fiscal 2009 included the following:

Global Outsourcing Services:

•	Bombardier ($944 million),
•	Zurich Omni ($399 million),
•	TDC Applications ($413 million),
•	Exelon ($150 million).

North American Public Sector:

•	U.S. Air and Missile Contracts ($341 million),

•	U.S. Army ($1.5 billion),

•	U.S. Navy and NAVSEA ($570 million),

•	State of North Carolina ($265 million),

•	eMED New York ($322 million), and

•	Department of Health Services (DHS) ($475 million).

The Company changed its methodology for determining the announced value for certain awards.  NPS-announced values for ID/IQ awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of GOS-announced awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates and include optional contract years. The announced values for BS&S line of business awards are based on firm commitments.

The Company has developed a broad, long-term revenue base which includes customers spread across multiple industries and geographic regions as well as service lines.  A significant amount of CSC’s revenues is derived from long-term contracts including information technology outsourcing, build and maintain engagements and U.S. federal government engagements. This provides the Company with a base of revenue during periods when contract awards may slow or the market for certain services softens.

Cash and cash equivalents at April 3, 2009, was nearly $2.3 billion, up from approximately $700 million in fiscal 2008, a $1.6 billion increase compared to a $350 million decrease from fiscal 2007 to 2008.  The fiscal 2009 increase reflected increased cash flows from operating activities and lower uses of cash in investing activities.  The higher operating cash flow was primarily attributable to higher net income, with significant non-cash tax benefits to net income offset by other improvements in working capital.  The lower investing cash flows were primarily due to fiscal 2009 expenditures for acquisitions of $100 million, versus $1.6 billion for fiscal 2008.  Cash provided from financing activities during fiscal 2009 reflect the Company’s draw down of a credit facility, offset by principal payments on the long-term debt and commercial paper.

Free cash flow for fiscal 2009 was $1.0 billion, compared to $175 million for fiscal 2008.  The comparison reflects the fiscal 2009 improvement in operating cash flows as well as lower capital expenditures for property, plant and equipment.  The fiscal 2008 results also include significant restructuring outflows and the adverse impact of several timing matters with fiscal 2007, primarily fiscal 2007 capital expenditures paid for in fiscal 2008 and a large prepayment received at the end of fiscal 2007.

Fiscal 2010 Commentary

Although management believes CSC’s broad service portfolio positions it well to assist public and private sector clients in the ongoing challenging macroeconomic environment, the Company expects continued overall pressure on revenue growth during fiscal 2010.  Management will continue to focus on cost control and cash flow.

As a leading federal contractor and one of the top IT service providers to the U.S. federal government, CSC’s NPS segment is well-positioned to benefit from the demand for IT services in this market. CSC sees opportunities for significant growth in the areas of health information and services, and cyber security, both of which are priority areas for funding.  CSC anticipates continued strong funding levels in the Department of Defense, especially in the logistical support and training segments of the budget, and in the Department of Homeland Security for infrastructure modernization.  Overall, NPS revenue is expected to grow at or above the fiscal 2009 level, benefiting from the $7.3 billion in bookings in fiscal 2009.  While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects broad IT and outsourcing capabilities to be viewed favorably by the U.S. federal government.

The Company expects the global commercial market to remain challenging during fiscal 2010, due to the current global economic environment.  CSC has a base of significant outsourcing contracts, which the Company expects will continue to provide a stable revenue stream during fiscal 2010 in its GOS segment.  However, growth from this revenue stream is expected to be tempered by the continued demand for offshore services and the resulting pressure on prices, as well as volatility in the short term projects.  Demand for services in the BS&S segments is also expected to suffer due to the global economic situation.  During fiscal 2009, the Company’s GOS and BS&S revenue was negatively impacted by currency fluctuations.  While exchange rates have stabilized recently, currency movements continue to be a major influence on results and the Company is unable to predict such changes.

With limited opportunities for revenue growth expected, management intends to increase its focus on operating income margin in fiscal 2010. Management of SG&A and other overhead costs, as well as continuing utilization of offshore and nearshore cost centers, is expected to mitigate margin pressure from lower revenue.  The Company also will continue its focus on cash management, though fiscal 2010 free cash flow is not expected to match that of fiscal 2009. The fiscal 2009 achievement benefited from a six day improvement in DSO which is not anticipated to recur in fiscal 2010.  Also, the company anticipates the relatively low capital expenditures made in fiscal 2009 will not be maintained in fiscal 2010.  Fiscal 2009 free cash flow also benefited from realized gains on foreign currency hedging programs.  Such gains or losses are dependent on the movement of foreign currency exchange rates which the Company is unable to predict.  However, the Company continues to target free cash flow to approximate 90% of net income.

RESULTS OF OPERATIONS

Revenues

Revenues for the North American Public Sector, Global Outsourcing Services, and Business Solutions and Services segments (see Note 15 to the consolidated financial statements) for fiscal 2009, fiscal 2008 and fiscal 2007 are as follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
BS&S − Consulting	$2,034.3	11.1%	$1,831.5	16.1%	$1,577.1
BS&S − Financial Services	990.8	(2.6)	1,017.3	4.4	974.1
BS&S − Other	1,384.6	12.9	1,225.9	79.8	681.7
Business Solutions and Services	4,409.7	8.2	4,074.7	26.0	3,232.9

Global Outsourcing Services	6,458.5	(4.4)	6,756.0	6.7	6,333.5

North American Public Sector	5,977.4	3.4	5,781.1	6.1	5,446.5

Corporate	17.4		17.6		35.8
Subtotal	16,863.0	1.4	16,629.4	10.5	15,048.7
Eliminations	(123.1)		(129.9)		(193.8)
Total Revenue	$16,739.9	1.5	$16,499.5	11.1	$14,854.9

    The major factors affecting the percent change in revenues are presented as follows:

Fiscal 2009 vs. Fiscal 2008	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
BS&S − Consulting	8.1%	(5.7)%	8.7%	11.1%
BS&S − Financial Services Sector		(1.2)	(1.4)	(2.6)
BS&S − Other	10.7	(3.0)	5.2	12.9
Business Solutions and Services	6.9	(3.7)	5.0	8.2
Global Outsourcing Services	.7	(4.6)	(.5)	(4.4)
North American Public Sector			3.4	3.4
Total Revenue	2.0	(2.8)	2.3	1.5

Fiscal 2008 vs. Fiscal 2007	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
BS&S − Consulting	2.3%	6.9%	6.9%	16.1%
BS&S − Financial Services Sector		1.4	3.0	4.4
BS&S − Other	56.6	12.4	10.8	79.8
Business Solutions and Services	13.1	6.5	6.4	26.0
Global Outsourcing Services	.3	5.2	1.2	6.7
North American Public Sector	1.8		4.3	6.1
Total Revenue	3.6	3.6	3.9	11.1

Fiscal 2009 vs. Fiscal 2008	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
BS&S − Consulting	8.1%	(5.7)%	8.7%	11.1%
		(1.2)	(1.4)	(2.6)
BS&S − Other	10.7	(3.0)	5.2	12.9
Business Solutions and Services	6.9	(3.7)	5.0	8.2
Global Outsourcing Services	.7	(4.6)	(.5)	(4.4)
North American Public Sector			3.4	3.4
Total Revenue	2.0	(2.8)	2.3	1.5
Fiscal 2008 vs. Fiscal 2007	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
BS&S − Consulting	2.3%	6.9%	6.9%	16.1%
BS&S − Financial Services Sector		1.4	3.0	4.4
BS&S − Other	56.6	12.4	10.8	79.8
Business Solutions and Services	13.1	6.5	6.4	26.0
Global Outsourcing Services	.3	5.2	1.2	6.7
North American Public Sector	1.8		4.3	6.1
Total Revenue	3.6	3.6	3.9	11.1

Business Solutions and Services

Fiscal 2009

Revenue from the BS&S segments’ operations for fiscal 2009 increased approximately $335 million or 8.2% compared to the prior year.  The increase in revenue was primarily the result of the fiscal 2008 acquisitions of Covansys Corporation (Covansys) and First Consulting Group (FCG) which contributed approximately $132.8 million and $148.1 million of growth, respectively, during fiscal 2009 (Covansys was acquired in July 2007 and FCG was acquired in January 2008).

BS&S − Consulting segment revenue increased $202.8 million, or 11.1% during fiscal 2009, and 16.8% excluding the effect of currency.  Approximately $135.0 million of the growth came from consulting and systems integration operations in North America, driven by the $148.1 million from the acquisition of FCG. A slight drop in remaining North American operations was due to a decrease in staff utilization rates which were only partially offset by improved billing rates.  European operations primarily comprised the remainder of the BSS - Consulting increase, despite adverse currency movements.  The higher growth came from new project work as well as increased scope at existing customers. While the achievement of revenue milestones on the National Health Service (NHS) contract in the United Kingdom resulted in NHS year-over-year growth in local currency, revenue was down slightly on NHS after the effect of currency.

BS&S − Financial Services Sector segment revenue decreased approximately $26.5 million, 2.6% or 1.4% excluding currency in fiscal 2009.  In North America, decreases in credit reporting and consulting services more than offset increases in sales of software licenses.  Lower license sales and consulting revenue in Europe provided the remainder of the decrease.

BS&S − Other segment revenue increased $158.7 million, or 12.9%, or 15.9% excluding currency.  The increase was primarily the result of the full year impact of the fiscal 2008 acquisition of Covansys which provided approximately $132.8 million of revenue growth.

Fiscal 2008

Revenue from the BS&S segments’ operations for fiscal 2008 increased approximately $842 million or 26% compared to the prior year.  The increase in revenue was primarily the result of the acquisitions of Covansys Corporation and FCG which contributed approximately $386 million and $37 million, respectively, during fiscal 2008.  Growth in Europe consulting and systems integration operations contributed $258 million in additional revenue.

BS&S − Consulting segment revenue increased 16.1% during fiscal 2008 or 9.2% excluding the effects of currency.  The increase in revenue was the result of achievement of revenue milestones on the NHS contract, which contributed $110 million of revenue growth during fiscal 2008, and growth on project work in the West and Central regions of Europe as a result of increases in hourly billing rates.  The growth in revenue in Europe was partially offset by a decline in revenue for consulting and systems integration operations in North America of approximately $9 million as a result of a decline in utilization rates and headcount which was partially offset by an increase in the hourly billing rate and the acquisition of FCG which contributed $37 million of revenue during fiscal 2008.

BS&S − Financial Services Sector segment revenue increased approximately $43 million during fiscal 2008.  In North America increases in business process outsourcing activities and consulting services more than offset declines in sales of software licenses resulting in an increase in revenue of approximately $29 million.  License sales and consulting revenue in Europe provided the remainder of the increase in revenue during fiscal 2008.

BS&S − Other segment revenue increased $544 million during fiscal 2008.  The increase was primarily the result of the acquisition of Covansys Corporation which provided approximately $386 million of revenue during fiscal 2008.  The remainder of the increase in revenue was from a professional staffing business in Australia which provided $70 million of revenue growth and from consulting and systems integration activities in Australia and Asia.

Global Outsourcing Services

Fiscal 2009

GOS segment revenue declined $297.5 million in fiscal 2009, or 4.4%, but was up .2% when excluding foreign currency effects of over $310 million. On a constant currency basis, increased revenue in Europe ($23 million), Australia ($16 million) and Asia ($27 million) offset declines in North America ($49 million).  The higher international revenue was due to the full-year effects of new fiscal 2008 contracts as well as scope extensions on others.  European growth of $179 million was mostly offset by the impact of renegotiating terms of certain existing contracts and a contract conclusion totaling $156 million.  In North America, contract conclusions of $202 million and scope reductions on existing contracts of $54 million more than offset new fiscal 2009 and annualized fiscal 2008 wins of $162 million and the full year impact of the fiscal 2008 FCG acquisition of $46 million.

Fiscal 2008

GOS segment revenue growth of 6.7% (1.5% excluding currency effects) for fiscal 2008 was the result of growth in new business in Europe, growth on existing engagements and the acquisition of FCG which provided $20 million of revenue in fiscal 2008.  A year-over-year decline in North American revenue from outsourcing services of approximately $70 million partially offset the growth in international operations.  New contracts with the United Kingdom’s public sector, an investment bank, a telecommunications company and an automobile parts supplier provided approximately $200 million of revenue growth in Europe.  Outsourcing services revenue in Europe also benefited from growth on existing contracts which provided $58 million of revenue during fiscal 2008.  Australia and Asia provided approximately $60 million and $25 million of revenue growth in outsourcing services during fiscal 2008 with the growth primarily from existing engagements.  The decline in revenue in North America was the result of the end of contracts with a local government and a hospital company and reduction in base line rates on certain existing contracts as these contracts mature.

North American Public Sector

The Company’s North American Public Sector segment revenues were derived from the following sources:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$4,203.3	8.9%	$3,859.7	7.1%	$3,603.3
Civil agencies	1,615.3	(6.9)	1,734.0	2.8	1,686.8
Other (1)	158.8	(15.3)	187.4	19.8	156.4
Total North American Public Sector	$5,977.4	3.4	$5,781.1	6.1	$5,446.5
(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the North American Public Sector segment.

Fiscal 2009

NPS Sector segment revenue increased $196.3 million or 3.4% to $5,977.4 million for fiscal 2009.  The revenue growth was the result of new business awarded during fiscal 2009 and 2008, increases on existing Department of Defense contracts, and an acquisition.  Acquisition of a logistics engineering business contributed $14 million to revenue growth for fiscal 2009. This growth was partially offset by revenue reductions due to concluding contracts and reductions on other programs.  The NPS continued to win significant new business during fiscal 2009 with announced new U.S. federal contract awards of $7.25 billion.

Department of Defense revenue increased $343.6 million or 8.9% to $4,203.3 million for fiscal 2009. Growth was the result of new contracts for analysis, engineering, surveillance and reconnaissance support for the U.S. Army. The Company benefited from significant contracts involving the expansion of field operations vehicles and strategic planning and management for the Missile Defense Agency.  The Company also benefited from new contracts to provide application hosting, system engineering, software development, and web applications services for an intelligence contract.  Under a task order valued at $369 million, the Company also engaged in professional services support for the Naval Sea Systems Engineering Directorate.  This growth was partially offset by the end of certain programs.

Civil agencies revenue decreased $118.7 million, or 6.9%, versus fiscal 2008, primarily as a result of reduced activity and the end of certain programs with NASA.

Other NPS revenue decreased $28.6 million, or 15.3%, versus fiscal 2008.  This decrease was primarily the result of client budget constraints and delayed commitments from clients.

Fiscal 2008

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

Civil agencies revenue, excluding acquisitions, decreased $19 million, or 1.1%, versus fiscal 2007, primarily as a result of reduced activity and the end of certain programs with NASA.  These decreases were offset by the acquisition at the end of the third quarter of the prior year of an identity management and credentialing business which contributed $99 million to revenue growth in fiscal 2008.

Work performed by the North American Public Sector for state and local governments as well as commercial clients was $187 million for fiscal 2008, an increase of $31 million from the prior year. This increase was primarily the result of a new contract with a non-governmental aid organization which contributed $31 million of revenue during fiscal 2008.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Dollar Amount			Percentage of Revenue
Dollars in millions	2009	2008	2007	2009	2008	2007
Costs of services (excludes depreciation and amortization)	$13,260.7	$13,151.9	$11,813.5	79.2%	79.7%	79.5%
Selling, general and administrative	1,082.8	975.4	918.3	6.5	5.9	6.2
Depreciation and amortization	1,185.5	1,198.6	1,073.6	7.1	7.3	7.2
Goodwill impairment	18.9			.1
Interest expense, net	219.5	148.3	168.4	1.3	.9	1.1
Special items		155.8	316.1		.9	2.1
Other expense/(income)	23.4	(48.4)	(41.3)	.1	(.3)	(.2)
Total	$15,790.8	$15,581.6	$14,248.6	94.3%	94.4%	95.9%

Fiscal 2009

Historically, the Company has substantially matched revenues and costs in the same currency. However, the Company is increasing its use of offshore support and therefore is increasingly exposed to fluctuations in foreign currency exchange rates.

Costs and expenses as a percentage of revenue for fiscal 2009 improved slightly to 94.3% from 94.4% in fiscal 2008. Offsetting a cost of services ratio decrease of .5% in fiscal 2009 was a selling, general and administrative (SG&A) expense ratio increase in equal amount, which was a result of relatively higher marketing and branding costs, development of new service offerings, relocation of the Company’s headquarters, client-targeting, and increased amounts charged to allowance for doubtful accounts.  The depreciation and amortization ratio declined slightly due to less capital expenditure. The interest expense ratio increased as a result of fiscal 2008’s fourth quarter term debt offering to replace commercial paper and the drawdown of the credit facility during fiscal 2009. The Company also incurred a goodwill impairment charge as further described in Note 3 to the Consolidated Financial Statements.  Other expense of $23.4 million was primarily due to foreign currency exchange losses.  In fiscal 2008, the Company had net gains in foreign currency and also had gains from the sale of non-operating assets.  See Notes 8 and 14 for further discussion of the Company’s foreign currency hedging program.

Fiscal 2008

Costs and expenses as a percentage of revenue for fiscal 2008 decreased 1.5% points to 94.4% from 95.9% for fiscal 2007 primarily as a result of a reduction in costs incurred for restructuring activities during fiscal 2007, accounting for 1.2% points.  The cost of services ratio increased primarily as a result of an estimate to complete adjustment on a contract with a U.S. government agency.  The SG&A expense ratio decreased as a result of (1) the impact of restructuring activities, (2) a reduction in bid and proposal costs due to a number of contract renewals in the prior year, and (3) the acquisition of Covansys Corporation which has a lower cost ratio than the Company’s legacy business. The depreciation and amortization ratio was essentially unchanged from the prior year.  The interest expense ratio decreased as a result of two offsetting factors: (1) beginning in fiscal 2008 the classification of income tax related interest expense as income tax expense as a result of the adoption of FIN 48 which in fiscal 2007 and 2006 was included in interest expense, and (2) additional borrowings of $1.7 billion to finance the acquisitions of Covansys and FCG.  Other income increased due to gains from the sale of non-operating assets which offset a decline in foreign currency exchange gains.

Costs of Services

Fiscal 2009

Costs of services as a percentage of revenue decreased .5% points to 79.2% for fiscal 2009, primarily driven by improvements in the GOS, NPS and BSS-Other segments. GOS operations in Europe benefited from the prior years’ restructuring program as well as improved performance on certain large accounts. The improvements in Europe more than offset higher costs as a percentage of revenue in the GOS Americas region, which were driven primarily from impairments of approximately $26 million for deferred contract and other costs associated with two contracts.  The NPS segment ratio for fiscal 2009 improved as fiscal 2008’s results included charges on a fixed price contract with the IRS of $42 million as noted below. Absent the fiscal 2008 charge, the ratio was virtually unchanged. In the BS&S- Other segment, improvements in CSC India were driven primarily by the weakening of the rupee during fiscal 2009 which reduced costs on US dollar-denominated contracts.

Fiscal 2008

Costs of services as a percentage of revenue increased .2% points to 79.7% for fiscal 2008 as a result of an increase in the North American Public Sector segment ratio of 0.7% points to 86.8% and a 1.4% point increase in the BS&S − Other segment to 80.6%.  The increase in the cost of services ratio for the North American Public Sector segment was primarily due to an estimate to complete adjustment in Civil agencies while the increase in the ratio for BS&S − Other was from growth in a staffing business which has lower operating margins than the other operations within BS&S − Other segment which include consulting and systems integration services and business process outsourcing.

The NPS segment ratio for fiscal 2008 increased .6% points primarily as a result of charges recorded on a fixed price contract with the IRS.  As the result of amending a fixed priced contract with the IRS the Company recorded a forward loss and reduced pre-contract costs related to the contract to their estimated recoverable amount.  The combined charge was $42 million.  The impact of this charge was partially offset by the improvement in the margin on a fixed price contract and cost reduction initiatives undertaken during fiscal 2008.

The GOS segment ratio decreased to 74.6% primarily as a result of the impact of the restructuring plan in Europe where the ratio improved 2.1%.   The ratio in North America was adversely affected by a $13 million charge to resolve a dispute with a customer regarding a receivable.  The adverse impact of the charge was partially offset by the termination of certain lower margin contracts.

The BS&S line of business cost of services ratio for fiscal 2008 increased approximately 1.9%.  The ratio in the BS&S − Other segment increased approximately 1.4% as a result of an increase in the ratio in Australia where revenue growth in a lower margin professional staffing business increased the ratio for the segment.  The BS&S − Financial Services Sector segment ratio increased 1.8% points due primarily to a decrease in license sales, which attract minimal cost of services charges, in the United States and in Europe.  The ratio for the BS&S − Consulting segment also increased as the result of an increase in its North America operations ratio due to a decrease in the utilization rate from the prior year.

Selling, General and Administrative

Fiscal 2009

SG&A expenses as a percentage of revenue increased .6% points to 6.5% for fiscal 2009 primarily due to increases in Corporate and GOS segment SG&A. GOS SG&A as a percentage of revenue increased approximately 1.1% points in fiscal 2009 versus fiscal 2008 in the Europe and North American regions. The higher GOS costs were driven by increases in allowances for bad debt expense, business development expenses, customer relationships management, and costs incurred to introduce the new CSC brand in Europe. The customer relationship costs and branding efforts were part of the Company’s roll out of Project Accelerate in fiscal 2009. Corporate G&A expenses as a percentage of revenue increased 0.2% points in fiscal 2009 versus fiscal 2008, and related to the roll out of the new CSC brand and costs incurred to relocate the Company’s headquarters. Partly offsetting the higher SG&A cost percentages was an improvement of .2% points in the NPS segment.

Fiscal 2008

SG&A expense as a percentage of revenue decreased by .3% points to 5.9% for fiscal 2008.  The improvement in the ratio was attributed to three factors: (1) the restructuring activities in the BS&S segments, primarily in the BS&S − Financial Services Sector segment, where the ratio improved by .7% points, (2) lower bid and proposal costs in GOS segment in Australia which had a number of contracts up for re-bid in the prior year, and (3) the acquisition of Covansys Corporation in the BS&S – Other segment during the second quarter which had a lower selling, general and administrative expense ratio than the Company’s previously existing businesses.  The NPS segment ratio was essentially flat to the prior year with a slight increase in the ratio due to increased bid and proposal costs in fiscal 2008.  At the Corporate level the Company incurred professional services costs as a result of the adoption of FIN 48 and the restatement of the prior year financial statements.  However, these costs were approximately the same as costs incurred during fiscal 2007 related to the stock option investigation and did not result in a significant change in the expense ratio.

Depreciation and Amortization

Fiscal 2009

Depreciation and amortization (D&A) expense as a percentage of revenue decreased .2% points to 7.1% during fiscal 2009. The primary driver for the decrease was a favorable mix shift towards a lower revenue volume in GOS relative to the other segments. GOS D&A as a percentage of revenue is in excess of 12% as compared to the consolidated average of 7.1% and 7.3% in fiscal 2009 and 2008, respectively. As GOS revenue declined from 41% of total CSC revenue to 38% from fiscal 2009 to 2008, the consolidated D&A percentage of revenue improved accordingly. The expense ratio also improved slightly in NPS, which had a lower than average ratio of 2.3% and 2.6% in fiscal 2009 and 2008, respectively, and which had a larger proportionate share of revenues year-over-year from 35% up to 36%. The NPS improvement resulted from reductions in capital expenditures, and reduced amortization of transition costs and customer intangibles.  The BS&S - Financial Services segment also had improved performance in the North America region as D&A improved from 8.1% to 6.2% of revenues, primarily driven by lower amortization on internally developed software and the absence of fiscal 2009 depreciation on a building sold at the end of fiscal 2008.

Fiscal 2008

Depreciation and amortization expense of $1.2 billion for fiscal 2008 represents 7.3% of revenue and was essentially unchanged from the prior year.  Depreciation and amortization expense was stable, as a percentage of revenue for the NPS Sector segment. The NPS Sector segment depreciation and amortization expense ratio was unchanged from the 2007 level as expenses increased at approximately the same rate as revenues which increased by 6.1%.  The GOS segment ratio declined .1% from the prior year ratio primarily as a result of the termination of the Sears and Nortel Networks contracts which required significant investment in equipment.  The BS&S segments’ ratio increased .8% points as a result of (1) an increase in the ratio of 1.5% in the BS&S − Consulting segment due to investment in the NHS contract in Europe and the amortization of customer intangibles from the FCG acquisition, (2) an increase in the BS&S − Other segment ratio of 1.2% due to the acquisition of Covansys and the amortization of customer intangibles.  These increases were partially offset by a decrease in the ratio for the BS&S−Financial Services Sector segment of .6% due to reductions in new asset purchases.

Goodwill Impairment

Goodwill is reviewed for impairment annually in our second quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”   In the second quarter of fiscal 2009, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment. During the third and fourth quarters of fiscal 2009, the Company’s stock price fluctuated, which the Company believes is due to the uncertainty related to the global economy and overall stock market volatility. As a result, the Company’s market capitalization was frequently less than its net book value during the third and fourth quarters.  At January 2, 2009, the Company evaluated all relevant factors and determined an interim impairment test was not necessary.  During the fourth quarter of fiscal 2009, the Company undertook its fiscal 2010 budgeting process and at the end of the quarter, having substantially completed its budgeting process, determined that the expected cash flows for certain reporting units were significantly less than the estimated cash flows utilized in the fiscal 2009 annual impairment test.  Management concluded these factors were a triggering event indicating potential impairment and performed an impairment test of goodwill.

Based on the results of the interim impairment test conducted at the end of the fourth quarter of fiscal 2009, the Company recorded an $18.9 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit. There were no other significant intangible assets attributed to the CSA reporting nor were any other long-lived assets attributable to that reporting unit determined to be impaired.  CSA, a value-added reseller and provider of installation, warranty, and maintenance services in respect of IT equipment, is included in the BS&S - Other reportable segment.  For further discussion about goodwill impairment testing and the related estimates and assumptions, see Critical Accounting Estimates in this Management’s Discussion and Analysis as well as Note 3 to the consolidated financial statements and Item 1A- Risk Factors in this Form 10-K.

Interest Expense and Interest Income

Fiscal 2009

The increase in interest expense for fiscal 2009 of $75.1 million compared to fiscal 2008 was primarily a result of the issuance of debt for a combined $1.7 billion in fiscal 2008 to finance the acquisitions of Covansys Corporation and FCG.  Interest expense for these notes and commercial paper was approximately $116.5 million for fiscal 2009, an increase from $47.3 million in fiscal 2008.  Approximately $27.0 million of the remaining interest expense increase was due to the $1.5 billion draw down in the credit facility in October 2008 to repay commercial paper and increase the Company’s liquidity position.  The lower commercial paper outstanding and the maturity of the 3.5% $300 million senior notes in April 2008 resulted in lower interest expense which partially offset the increase.  In addition, higher borrowings in Europe to fund working capital requirements and additional capital leases in NPS contributed to interest expense.  Interest income increased approximately $3.9 million as a result of an increase in cash balances from the drawdown of the credit facility as well as higher cash balances in India.

Fiscal 2008

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

Special Items

No Special items were recorded during fiscal year 2009. Special items totaling $155.8 million were recorded during fiscal 2008 and consisted of: (1) a $133.4 million restructuring charge (see discussion below), and (2) a $22.4 million charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $316.1 million were recorded and consisted of:  (1) a $333.4 million restructuring charge (see discussion below), (2) a year to date $1.0 million true-up of an estimate related to the fiscal 2006 Nortel impairment charge and (3) an $18.3 million gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

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

The Company did not record any termination-related restructuring charges as special items in fiscal 2009. Termination-related charges were $110.7 million and $294.3 million in fiscal 2008 and fiscal 2007, respectively.  Other costs, which were primarily related to vacant space, of $22.7 million and $39.1 million were also recorded during fiscal 2008 and 2007, respectively.  All of the restructuring charge in fiscal 2008 was incurred in the BS&S segments.  Restructuring charges of $333.4 million were recorded in fiscal year 2007.

The restructuring plan generated savings of approximately $389 million in fiscal 2008 against a plan of $380 million and compares to savings of approximately $180 million in fiscal 2007.  Approximately 92% of the savings come from reduced cost of services, while the remainder will be predominantly from lower selling, general and administrative costs. Savings are net of new or increased recurring costs, primarily the costs anticipated for an increasing offshore workforce.  Savings are also impacted by certain transitional costs as new offshore staff are trained while outgoing staff are still on the payroll.  Such transitional costs were $.3 and $4.1 million for fiscal 2008 and 2007, respectively.

A majority of the planned headcount reductions took place in Europe.  For fiscal 2008, European headcount decreased by approximately 900 compared to 3,000 in fiscal 2007.  Approximately 300 reductions were made in North America in fiscal 2008 compared to 1,100 in the prior year. The balance of the reductions occurred in Australia and Asia.

Restructuring-related pre-tax cash payments for fiscal 2009, 2008 and 2007 were approximately $67.6 million, $180.4 million, and $207.2 million, respectively.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2009 (in millions):

	Liability as of March 28, 2008	Less Payments	Other(1)	Restructuring liability as of April 3, 2009
Workforce reductions	$61.3	$(57.4)	$(1.7)	$2.2
Other	32.8	(10.2)	(4.6)	18.0
Total	$94.1	$(67.6)	$(6.3)	$20.2

(1)	Primarily foreign currency translation adjustments.

	Liability as of March 30, 2007	Total Pre-tax Charges	Less Payments	Other(1)	Restructuring liability as of March 28, 2008
Workforce reductions	$93.5	$110.7	$(150.9)	$8.0	$61.3
Other	38.8	22.7	(29.5)	0.8	32.8
Total	$132.3	$133.4	$(180.4)	$8.8	$94.1

(1)	Primarily foreign currency translation adjustments.

Other Expense/(Income)

Dollars in millions	2009	2008	2007
Foreign currency loss /(gain)	$25.2	$(31.2)	$(45.5)
(Gain)/loss on sale of non-operating assets	(1.8)	(17.2)	4.2
Total Other Expense /(Income)	$23.4	$(48.4)	$(41.3)

The Company reported other expense of $23.4 million for fiscal 2009 compared with $48.4 million of other income in fiscal 2008 and $41.3 million of other income for fiscal 2007.  Other expense/(income) is comprised primarily of foreign currency gains and losses on intra-company balances and gains and losses on sale of non-operating assets, as well as costs associated with the Company’s hedging program.

Of the reported $25.2 million currency loss in fiscal 2009, $15.0 million was due to hedging costs.  The remaining loss of $10.2 million is due to the unhedged currency exposure. Foreign currency net gains and losses for fiscal 2009, 2008 and 2007 were the result of the effect of currency rate movements, primarily between the U.S. dollar and the Euro, British Pound Sterling, and Australian dollar and between the Euro and the British Pound Sterling. The gain on sale of non-operating assets during fiscal 2008 included the sale of a building in Austin, TX, in March for a gain of approximately $11.2 million pre-tax and the sale of available for sale securities for a gain of approximately $4.4 million pre-tax.

Taxes

The effective tax rate on income from continuing operations for fiscal years 2009, 2008 and 2007 was (17.5%), 40.7% and 34.5%, respectively.  As a global enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate decreased for fiscal year 2009 as compared to fiscal year 2008 primarily due to a $370.5 million reduction in uncertain tax positions, including interest and penalties, due to audit settlements with the U.S. Internal Revenue Service (IRS).  The Company also filed accounting method changes during the second quarter of fiscal year 2009 and had settlements with certain state and foreign jurisdictions.

The effective tax rate increased for fiscal year 2008 as compared to fiscal year 2007 due to the impact of income tax credits and the classification of tax related interest and penalties in income tax expense as a result of the adoption of FIN 48 on March 31, 2007.  These increases were partially offset by a decrease in the foreign effective tax rates during fiscal year 2008, the remeasurement of tax, penalties and interest for tax matters relating to fiscal years 1995 to 1999, and changes in accounting methods.

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

As a result of the conclusion of the IRS examination and the filing of accounting method changes, the Company recorded reductions of approximately $929.3 million in the liability for uncertain tax positions and related accrued interest and penalties. Of the reductions in liability for uncertain tax positions and related accrued interest and penalties, approximately $370.5 million was reflected as a reduction to income tax expense. Additionally, $420.9 million, $143.9 million and $(6.0) million of uncertain tax positions were reclassified on the Company’s balance sheet from liability for uncertain tax positions to deferred tax liabilities, taxes payable and other balance sheet accounts, respectively.

As of April 3, 2009, the Company's liability for uncertain tax positions was $503.8 million, including interest of $81.3 million, penalties of $28.7 million and net of tax carryforwards of $49.4 million.  During the year ended April 3, 2009, the Company accrued an interest benefit of $207.8 million ($128.7 million net of tax) and had a net release of penalties of $119.1 million.  This interest amount includes the effect of new uncertain tax positions recognized in fiscal year 2009.

On January 8, 2008, the Company paid a $100 million bond to the IRS related to certain tax matters.  As a result, tax related interest for these tax matters stopped accruing as of the date of the bond payment.

A more detailed analysis of differences between the U.S. federal statutory rate and the effective tax rate, as well as other information about our income tax provision, is provided in Note 6 to the consolidated financial statements.

Earnings Per Share and Share Base

Earnings per share (EPS) from continuing operations for fiscal 2009 increased $4.11 to $7.31 from $3.20 in fiscal 2008. EPS was favorably impacted by significantly higher net income and a decrease in the average share base of 17.6 million shares from fiscal 2008.

The higher net income resulted from an increase in revenue of 1.5% and income before tax margin of 3.4% points compared to the prior year, as well as the $166.1 million tax benefit in fiscal 2009 versus tax expense of $373 million in fiscal 2008.  Other significant contributing elements were fiscal 2008’s special items and the change in other expense/(income) from year over year. The average share base reduction was due to the full year effect of the share purchase program and a reduction in the dilutive effect of stock options partially offset by the exercise of 2.1 million employee stock options during the prior year.  See Note 10 to the consolidated financial statements for further discussion of the share repurchase transactions.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net cash from operations	$1,986.4	$1,342.9	$1,578.6
Net cash used in investing	(1,038.0)	(2,718.7)	(872.7)
Net cash from/(used) in financing	742.1	997.9	(955.5)
Effect of exchange rate changes on cash and cash equivalents	(92.1)	26.7	9.0
Net increase (decrease) in cash and cash equivalents	1,598.4	(351.2)	(240.6)
Cash and cash equivalents at beginning of year	698.9	1,050.1	1,290.7
Cash and cash equivalents at end of year	$2,297.3	$698.9	$1,050.1

The Company significantly increased its net cash balance during fiscal 2009.  Operating cash flow increased $643.5 million for fiscal 2009 compared to fiscal 2008 primarily due to higher net income and higher collections of accounts receivable, partially offset by decreases in income tax liabilities.  Cash used in investing activities decreased $1.7 billion primarily due to the prior year acquisitions of Covansys Corporation and First Consulting Group which required a use of cash of $1.6 billion.  Net cash provided by financing activities was $742.1 million, a decrease of $255.8 million with several offsetting factors described below.

Operating Cash Flow

Net cash from operating activities for fiscal 2009 of $1,986.4 million represents an increase of $643.5 million versus the prior year.  Significant factors in these results are described below.

•	A $570.6 million increase in net income.

•
A reduction in receivables provided cash of $224.0 million in 2009.  The reduction is primarily attributable to the Company’s NPS and GOS operations resulting from a fiscal 2009 initiative to reduce DSO, as well as resolution of certain contract disputes and several contract completions.

•
Increases in prepaid expenses and other assets required a use of cash of $164.1 million in 2009. The increase was primarily due to work in progress on the Company’s significant contract with the UK National Health Service (NHS).

•
Decreases in accounts payable and accruals required use of cash in fiscal 2009 of $322.5 million.  The decrease primarily resulted from timing of BS&S – Consulting subcontractor payments, and vendor payments in BS&S – Other regions.

•
Increases in deferred income and advance payments provided cash of $235.5 million for fiscal 2009. The increases primarily resulted from higher advances on the Company’s engagement with NHS tied to expected activity levels.

•
A decrease in income taxes payable and liability of cash of $820.1 million, included a non-cash component for fiscal 2009. During fiscal 2009, the Company reached resolutions with the IRS and various state and foreign jurisdictions.  As a result of these settlements, the Company’s income tax payments decreased $172.7 million in fiscal 2009 to $323.1 million.  Additionally, the settlements resulted in a non-cash benefit related to the reduction of uncertain tax liabilities.

•	Also impacting the fiscal 2009 comparison of operating cash flows to the prior year was $97.9 million of unrealized foreign currency losses compared to $27.3 million of gains for fiscal 2008.

Net cash provided by operating activities for fiscal 2008 of $1,342.9 million represents a decrease of $235.7 million versus fiscal 2007.  Significant factors in these results included the following:

•
For 2008, increases in receivables required a use of cash of $217.0 million, primarily from increases in unbilled receivables resulting from timing of work performed in GOS and long-term contracts.  A five day increase in Days Sales Outstanding for 2008 from 2007 was due to new business awards in Europe, increased unbilled on the NHS contract, and the dilutive nature of the mid-year acquisitions during 2008.

•
The cash flow impact of changes in prepaid expenses and other assets was a use of cash of $368.0 million for fiscal 2008.  The increase in prepaid expenses and other current assets was the result of increases in work-in process balances for fiscal 2008 of $189 million, primarily in Europe and the payment of a $100 million bond to the IRS to stop the accrual of interest on certain tax liabilities.

•
Activity in accounts payable and certain accrued expenses resulted in a use of cash of approximately $110 million during fiscal 2008.  Accounts payable and certain accrued expenses decreased $381 million from the prior year due to the reversal of income tax related interest and penalties accrued under FAS 5 prior to fiscal 2008 and the accrual of the income tax related interest and penalties as a tax liability as a result of the adoption of FIN 48.  The decrease in accounts payable and accrued expenses was partially offset in cash flow by an increase in accrued payroll of approximately $155.0 million primarily due to timing of payments.

•
Activity in deferred income and advance payments provided cash inflow of approximately $87 million for fiscal 2008.  The increase was related to advance contract payments in Europe and the United States as well as sales of software licenses.

•
The cash flow impact from changes in income tax liabilities and assets was a cash inflow of approximately $130.0 million for fiscal 2008.  Additions to taxes payable during fiscal 2008 were somewhat offset by payments to tax authorities during the year of approximately $496.0 million.

Investing Cash Flow

The Company’s capital investments principally relate to purchases of computer equipment and purchases and development of software, and deferred outsourcing contract costs that have supported the Company’s expanding GOS segment operations in prior years. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract’s acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets.

Investing cash outflows decreased to $1,038.0 million during fiscal 2009 compared to $2,718.7 million for fiscal 2008.  The decrease was primarily due to the fiscal 2008 acquisitions of Covansys and FCG, which required a use of cash of $1.6 billion, as well as a $177.9 million reduction in capital expenditures for property, plant and equipment.

Investing cash outflows increased approximately $1.8 billion for fiscal 2008 compared to 2007.  The increase was primarily due to the acquisitions of Covansys and FCG.  The remaining increase was driven by higher purchases of computer equipment and deferred outsourcing contracts costs of $191.0 million and $53.0 million, respectively. The increase in equipment was as a result of replacements on contracts in Europe and the United States while the increase in deferred outsourcing costs was as a result of new contracts in Europe and in the North American Public Sector.

Future capital investments will depend on levels of new business and the mix of that business. Contracts in the NPS and BS&S segments typically require lower levels of initial investment compared to contracts in the GOS segment.

Financing Cash Flow

Cash provided by financing activities was $742.1 million for fiscal 2009 and a decrease of $255.8 million from fiscal 2008.  The inflow was primarily due to a draw down on a $1.5 billion credit facility.  CSC took this action to eliminate its reliance on the commercial paper market.  Partially offsetting the financing cash inflows were repayments of $500 million of maturing long-term debt, and repayment of commercial paper.

Fiscal 2008 cash provided by financing activities increased $1.9 billion from the prior year.  The inflow was primarily from the issuance of approximately $2.0 billion of commercial paper, $1.7 billion of which was refinanced with issuance of the $700 million 5.5% Senior Notes due 2013 and $1.0 billion 6.5% Senior Notes due 2018.  This inflow was partially offset by outflows of $1.0 billion to acquire outstanding common stock.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2,297.3 million at April 3, 2009, and $698.9 million at March 28, 2008, and $1,050.1 million at March 30, 2007.

During fiscal 2009, shareholder’s equity increased $48.1 million.  The positive impact of net earnings of $1,115.2 million was largely offset by two negative factors.  First, foreign currency translation movements caused a $637.5 million decrease as the U.S. dollar strengthened sharply.  Second, the company recorded an unfunded pension obligation increase, reducing accumulated other comprehensive income by $467.0 million.  Recognition of stock-based compensation expense and stock option exercises added $65.9 million to stockholders’ equity.

At the end of fiscal 2009, CSC’s ratio of debt to total capitalization was 43.5%, up from 38.9% at the end of fiscal 2008, and from 21.4% at the end of fiscal 2007. The increase in the debt ratio for fiscal 2009 was primarily the result of the draw down of the $1.5 billion line of credit.

The increase in the debt ratio for fiscal 2008 was the result of (1) the issuance of $1.7 billion of commercial paper which was converted into long-term notes during fiscal 2008 to fund the acquisitions of Covansys and FCG, (2) the issuance of approximately $263 million of commercial paper during the fourth quarter to fund the completion of the 10b5-1 share repurchase plan, and (3) the decrease in shareholders’ equity resulting from the 10b5-1 share repurchase.

The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year ends 2009, 2008 and 2007.

Dollars in millions	April 3, 2009	March 28, 2008	March 30, 2007
Debt	$4,234.5	$3,473.7	$1,505.9
Equity	5,509.9	5,461.8	5,540.0
Total capitalization	$9,744.4	$8,935.5	$7,045.9
Debt to total capitalization	43.5%	38.9%	21.4%

During fiscal 2008, the Company purchased and retired approximately 24.3 million outstanding common shares through a 10b5-1 share repurchase plan approved by the Company’s Board of Directors at a cost of approximately $1.03 billion. This transaction was financed through available cash on hand and the issuance of approximately $263.0 million of commercial paper which is no longer outstanding.

At April 3, 2009, the Company had $32.1 million of short-term borrowings under uncommitted lines of credit with foreign banks, $29.8 million of current maturities and $4,172.6 million of long-term debt.  The Company had no outstanding commercial paper as of April 3, 2009.

At March 28, 2008, the Company had $309.5 million of short-term borrowings, $528.9 million of current maturities of long-term debt and $2,635.3 million of long-term debt. As further described in Note 9 to the consolidated financial statements, commercial paper is classified as short-term borrowings.  The Company had $262.9 million of outstanding commercial paper as of March 28, 2008.

On July 12, 2007, the Company entered into a new committed line of credit providing $1.5 billion of long-term commercial paper backup.  The line of credit expires on July 12, 2012.  On October 22, 2008, the Company borrowed $1.5 billion under the line of credit.  The proceeds from the drawdown of the line of credit were used primarily to repay maturing commercial paper and repay $200 million of maturing debt.  The Company discontinued its issuance of commercial paper after October 22, 2008, and as of April 3, 2009, the Company had no commercial paper outstanding.  This line requires the Company to (1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; (2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; the Company is in full compliance with these requirements; and (3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00.

As of April 3, 2009, the Company’s total liquidity was approximately $2.3 billion which included cash and cash equivalents and marketable securities.  As of April 3, 2009, the Company had $1.5 billion borrowed under the 2012 credit facility and was in compliance with all terms of the agreement.

Liquidity Risk

The Company is exposed to liquidity risk from operations and from the Company’s ability to access the commercial paper and debt markets.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts.  The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance.  An example is the contract with the United Kingdom’s NHS to deliver an integrated electronic patient records system with an announced value of £2.9 billion ($5.4 billion).  This is a large and complex contract.  As of April 3, 2009, the Company had a net investment in the contract of approximately $549 million.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets.  These are partially offset by liabilities for deferred revenue and advanced payments.  The contract is profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete, could potentially adversely impact such recovery and the Company’s liquidity.

The Company’s ability to access the commercial paper and debt markets is dependent on liquidity in the credit markets as well as the Company’s financial position.  The Company was successful in issuing $1.7 billion of long-term debt as a private placement under rule 144A during the fourth quarter of fiscal 2008.  This debt was then converted to publicly traded debt in the fourth quarter of fiscal 2009.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities and cash balances. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 16 to the consolidated financial statements.  The Company was able to access the debt capital markets utilizing a Rule 144A offering, as noted above, which was then converted to publicly traded debt in the fourth quarter of fiscal 2009.  However, there can be no assurances the Company will be able to issue debt with acceptable terms in the future.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 3, 2009:

Dollars in millions	Fiscal 2010	Fiscal 2011	Fiscal 2012 & thereafter	Total
Performance guarantees:
Surety bonds	$32.5		$0.1	$32.6
Letters of credit	558.6	15.4	2.4	576.4
Standby letters of credit	72.1	0.2	4.4	76.7
Foreign subsidiary debt guarantees	639.5			639.5
Total	$1,302.7	$15.6	$6.9	$1,325.2

See Note 9 to the notes to consolidated financial statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of April 3, 2009:

Dollars in millions	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt		$1,999.2	$995.8	$996.2	$3,991.2
Interest on fixed rate debt	$155.4	281.5	179.9	257.3	874.1
Capital lease obligations	26.9	45.1	21.0	101.4	194.4
Bank debt	32.1				32.1
Operating leases	282.3	352.6	194.1	76.9	905.9
Minimum purchase obligations	296.6	287.1			583.7
Other long-term liabilities	2.9	7.6	4.5	1.8	16.8
Total	$796.2	$2,973.1	$1,395.3	$1,433.6	$6,598.2

The Company adopted FIN 48 on March 31, 2007.  See Note 6 to the consolidated financial statements.  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.

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

The above excludes estimated minimum funding requirements for retiree benefit plans as set forth by the Employee Retirement Income Security Act (ERISA). The Company has numerous plans, both inside and outside of the U.S., and determines expected funding requirements on a per-plan basis. The minimum funding requirement can vary significantly from year to year based on a variety of factors, and can be zero in some years. Funding is determined based on a review of benefit obligations and plan assets as well as various regulatory requirements including ERISA and Cost Accounting Standards (CAS) applied to U.S. government contracts. While there are certain minimum contribution requirements, CSC may elect to increase the level of funding of contributions based on a number of factors including performance of pension investments, changes in workforce composition and the ability to recover costs on cost reimbursable contracts. During fiscal 2010, the Company expects to make contributions of approximately $95.0 million to pension and $10.0 million postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2010 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 11 to the notes to consolidated financial statements for further discussion.

In fiscal 2009 Company pension and other pension benefits contributions amounted to $221.4 million, a decrease of $24.1 million from $245.5 million in fiscal 2008. See Note 11 to the notes to consolidated financial statements for further discussion.

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

Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. We routinely negotiate such contract modifications.

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

Key estimates and assumptions that we must make include assessing the fair value of acquired assets in order to calculate the premium and projecting future cash flows in order to assess the recoverability of deferred costs. We utilize the experience and knowledge of our professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations. Amortization of such premiums is recorded as a reduction to revenues.

Capitalization of software development costs

We capitalize certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

Estimates used to determine income tax expense

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.  The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes uncertain tax positions in the financial statements when it is more likely than not the tax position will be sustained under examination.

Assumptions related to purchase accounting and goodwill

We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments in our determination of acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include target integration liabilities as well as litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining their fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations can be based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates during the allocation period related to the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired.  Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  We estimate the fair value of each reporting unit utilizing an income approach, which incorporates the use of the discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital. In estimating the fair value of the reporting units, the Company applied discount rates ranging from 10-13%, based on the specific risk characteristics of each reporting unit. The Company’s cash flow projections also incorporate management’s estimates of economic and market conditions over the projected period including revenue growth rates, operating margins, capital expenditures and working capital requirements.

The fair values of reporting units estimated under the income approach are assessed by comparing those values to fair value estimates derived using a market approach. A market approach estimates fair value by applying performance metric multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If the fair value of the reporting unit derived in the market approach is significantly different from the fair value estimated in the income approach, the Company reevaluates and, if necessary, adjusts the assumptions used in the income approach.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the impairment test must be performed to measure the amount of impairment loss. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. See discussion of fiscal 2009 goodwill impairment charge in the Results of Operations section in this Management’s Discussion and Analysis as well as Note 3 to the consolidated financial statements.

In the second quarter of fiscal 2009, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment. During the third and fourth quarters of fiscal 2009, the Company’s stock price was subject to significant fluctuation, which the Company believes is due to the uncertainty related to the global economy and overall stock market volatility. As a result, the Company’s market capitalization was frequently less than its net book value during the third and fourth quarters.  At January 2, 2009, the Company evaluated all relevant factors and determined an interim impairment test was not necessary.  During the fourth quarter of fiscal 2009, the Company undertook its fiscal 2010 budgeting process and at the end of the quarter, having substantially completed its budgeting process, determined that the expected cash flows for certain reporting units were significantly less than the estimated cash flows utilized in the fiscal 2009 annual impairment test.  Management concluded these factors were a triggering event indicating potential impairment and performed an impairment test of goodwill as of April 3, 2009.

Based on the results of the step one interim impairment test, there was an indication that an impairment may exist for one reporting unit (CSA) and the second step was performed to measure the amount of impairment loss. The amount of impairment for CSA goodwill was determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. Based on the results of the interim impairment test conducted at the end of the fourth quarter of fiscal 2009, the Company recorded an $18.9 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit. There were no other significant intangible assets attributed to the CSA reporting unit nor were any other long-lived assets attributable to that reporting unit determined to be impaired.

The reporting unit fair values determined in the step one income approach were used to derive an enterprise value of the Company.  The Company performed a reconciliation of the enterprise value for the reporting units to the Company’s market capitalization and concluded that the fair value results determined for the reporting units were reasonable. The estimated market capitalization considers recent trends in market capitalization and an expected control premium, based on comparable transactional history.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates, operating margins, terminal growth rates, capital expenditures, as well as discount rates.  Estimates involve the assessment of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values of each reporting unit. Although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and can vary from actual results. In light of current economic conditions, additional impairments to one or more of our reporting units could occur in future periods.  A hypothetical 10 percent decrease in the reporting units fair values would result in no additional reporting units failing step one.

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by Statement of Financial Accounting Standards (SFAS) No. 87, as amended by SFAS No. 158 for fiscal 2009, 2008 and 2007, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the expected duration of the projected benefit obligation for each plan, the asset mix of the plan, historic plan asset returns as well as current market conditions and other factors. The weighted-average of the expected long-term rates of return, for all plans, on plan assets utilized for the fiscal 2009 pension plan valuations was 7.8% compared to 7.9% used in fiscal 2008.  Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $18.6 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation.  The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2009 pension plan valuations was 6.2% compared to 5.5% used for fiscal 2008. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $27.5 million, or increased it by approximately $39.4 million, respectively.  Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur.  For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time.  For CSC, market returns caused actual pension plan asset returns to lag those expected in fiscal 2009 and 2008, respectively.  Rising discount rates in fiscal 2009, which resulted in lower benefit obligation growth, served to offset the negative impact of poor asset returns for fiscal 2009.  Rising discount rates in fiscal 2008 and 2007, which resulted in lower calculated benefit obligation growth, served to partially enhance the impact of positive asset returns in fiscal 2008 and 2007.

For fiscal 2009 and 2008, SFAS No. 158 requires recognition of a pension obligation if the fair value of plan assets is less than the projected benefit obligation (PBO) at the end of the year.  At the end of fiscal 2009, a number of our pension plans had PBOs in excess of the fair value of their respective plan assets, due mostly to poor pension asset performance, higher pension obligations were recognized in 2009 than in 2008.  The effect of this adjustment and the annual measurement in fiscal 2009 was to increase pension liability by $626.8 million, decrease non-current asset by $21.8 million, and increase accumulated comprehensive loss by $686.9 million ($446.1 million net of taxes).

For fiscal 2008, a number of our pension plans had PBOs in excess of their plan assets’ fair value. However, due to higher discount rates, lower pension obligations were recognized in 2008 than in 2007.  The effect of this adjustment and the annual measurement in fiscal 2008 was to decrease pension liability by $291.2 million, increase non-current asset by $14.6 million, and decrease accumulated comprehensive loss by $236.6 million ($171.7 million net of taxes).  Based on future plan asset performance and interest rates, additional charges to equity might be required.

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

Foreign Currency

As a large global organization the Company faces exposure to adverse movements in foreign currency exchange rates.  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process.  The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, as the Company has increased its use of offshore support it has become more exposed to currency fluctuations.

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities.  These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other income and expenses.  In fiscal year 2009, the Company entered into foreign currency options to manage their exposure to the economic risk from movements in the Rupee against the U.S. dollar from the Company’s offshore support base in India.

During fiscal 2009, 38.4% of the Company’s revenue was generated outside of the United States. In order to provide an assessment of the Company’s foreign currency exchange rate risk, the Company uses sensitivity analysis to determine the effects on the fair value of our hedge portfolio.  Given a hypothetical 10% increase in the value of the U.S. dollar against all currencies, revenue would decrease by 3.84% or $643.5 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.84% or $643.5 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by $56.8 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At April 3, 2009, the Company had approximately $1,216.1 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $32.1 million of non-U.S. dollar borrowings.

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
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation (the "Company") as of April 3, 2009, and March 28, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 3, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation as of April 3, 2009, and March 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, Note 6 and Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on March 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 28, 2009

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

In millions	April 3, 2009	March 28, 2008

Current assets:
Cash and cash equivalents	$2,297.3	$698.9
Receivables, net of allowance for doubtful accounts of $55.4 (2009) and $43.1 (2008)	3,786.4	4,564.7
Prepaid expenses and other current assets	1,623.5	1,764.5
Total current assets	7,707.2	7,028.1
Intangible and other assets:
Software, net of accumulated amortization of $1,081.7 (2009) and $1,005.2 (2008)	476.0	527.4
Outsourcing contract costs, net of accumulated amortization of $1,241.0 (2009) and $1,219.0 (2008)	683.8	925.4
Goodwill	3,783.6	3,975.2
Other assets	615.1	659.0
Total intangible and other assets	5,558.5	6,087.0
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,131.9	1,208.5
Computers and related equipment	4,176.1	4,546.9
Furniture and other equipment	462.2	504.6
	5,770.2	6,260.0
Less accumulated depreciation and amortization	3,417.2	3,495.4
Property and equipment, net	2,353.0	2,764.6
	$15,618.7	$15,879.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

In millions (except share amounts)	April 3, 2009	March 28, 2008

Current liabilities:
Short-term debt and current maturities of long-term debt	$61.9	$838.4
Accounts payable	636.5	798.1
Accrued payroll and related costs	821.5	926.6
Other accrued expenses	1,263.8	1,638.7
Deferred revenue	915.3	1,078.5
Income taxes payable and deferred income taxes	317.2	414.9
Total current liabilities	4,016.2	5,695.2

Long-term debt, net of current maturities	4,172.6	2,635.3
Income tax liabilities and deferred income taxes	485.6	1,235.6
Other long-term liabilities	1,434.4	851.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 159,688,820 (2009) and 159,218,613 (2008)	159.7	159.2
Additional paid-in capital	1,836.3	1,770.9
Earnings retained for use in business	4,892.4	3,801.9
Accumulated other comprehensive income (loss)	(1,003.9)	100.6
	5,884.5	5,832.6
Less common stock in treasury, at cost, 8,190,333 (2009) and 8,101,652 shares (2008)	(374.6)	(370.8)
Stockholders’ equity, net	5,509.9	5,461.8
	$15,618.7	$15,879.7

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
In millions (except per-share amounts)	April 3, 2009	March 28, 2008	March 30, 2007
Revenues	$16,739.9	$16,499.5	$14,854.9
Costs of services (excludes depreciation and amortization)	13,260.7	13,151.9	11,813.5
Selling, general and administrative	1,082.8	975.4	918.3
Depreciation and amortization	1,185.5	1,198.6	1,073.6
Goodwill impairment	18.9
Interest expense	260.5	185.4	217.9
Interest income	(41.0)	(37.1)	(49.5)
Special items		155.8	316.1
Other expense/(income)	23.4	(48.4)	(41.3)
Total costs and expenses	15,790.8	15,581.6	14,248.6
Income before taxes	949.1	917.9	606.3
Taxes on income	(166.1)	373.3	209.0
Net income	$1,115.2	$544.6	$397.3
Earnings per common share:
Basic	$7.37	$3.26	$2.25

Diluted	$7.31	$3.20	$2.21

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	April 3, 2009	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$1,115.2	$544.6	$397.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,270.0	1,286.4	1,162.0
Stock based compensation	54.4	60.3	58.7
Deferred taxes	247.1	(65.3)	(207.8)
Special items			2.3
(Gain)/loss on dispositions, net of tax	(.7)	2.5	(23.2)
Provision for losses on accounts receivable	33.2	3.1	5.5
Excess tax benefit from stock based compensation	(1.3)	(10.7)	(12.1)
Foreign currency exchange loss/(gain)	97.9	(27.3)	(45.5)
Impairment losses and contract write-offs	52.8	38.7
Cash surrender value in excess of premiums paid	(5.3)	(3.9)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in receivables	224.0	(216.7)	(238.9)
Increase in prepaid expenses and other current assets	(164.1)	(367.6)	(324.1)
(Decrease) increase in accounts payable and accruals	(322.5)	(110.2)	395.1
(Decrease)increase in income taxes payable and income tax liability	(820.1)	130.3	70.9
Increase in deferred revenue	235.5	86.6	340.1
Other operating activities, net	(29.7)	(7.9)	(1.7)
Net cash provided by operating activities	1,986.4	1,342.9	1,578.6
Cash flows from investing activities:
Purchases of property and equipment	(698.7)	(876.6)	(685.9)
Outsourcing contracts	(165.5)	(165.3)	(112.7)
Acquisitions, net of cash acquired	(100.3)	(1,591.1)	(134.3)
Business dispositions			2.8
Software	(162.7)	(171.7)	(154.2)
Other investing activities, net	89.2	86.0	211.6
Net cash used in investing activities	(1,038.0)	(2,718.7)	(872.7)
Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	(263.4)	255.2
Borrowings under lines of credit	1,848.3	304.7	542.9
Repayment of borrowings under lines of credit	(320.2)	(317.0)	(564.4)
Proceeds from debt issuance		3,100.0
Principal payments on long-term debt	(532.2)	(1,440.3)	(40.8)
Proceeds from stock options, and other common stock transactions	12.7	86.0	94.8
Excess tax benefit from stock based compensation	1.3	10.7	12.1
Repurchase of common stock and acquisition of treasury stock	(3.8)	(1,013.2)	(1,000.0)
Other financing activities, net	(.6)	11.8	(.1)
Net cash provided by/(used in) financing activities	742.1	997.9	(955.5)
Effect of exchange rate changes on cash and cash equivalents	(92.1)	26.7	9.0
Net increase (decrease) in cash and cash equivalents	1,598.4	(351.2)	(240.6)
Cash and cash equivalents at beginning of year	698.9	1,050.1	1,290.7
Cash and cash equivalents at end of year	$2,297.3	$698.9	$1,050.1

(See notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings	Accumulated
			Additional	Retained	Other	Common	Unearned
In millions except shares in	Common Stock		Paid-In	For Use in	Comprehensive	Stock in	Restricted
thousands	Shares	Amount	Capital	Business	Income (Loss)	Treasury	Stock	Total
Balance at March 31, 2006	194,904.3	$194.9	$1,882.0	$4,574.6	$(84.7)	$(347.1)	$(24.0)	$6,195.7

Comprehensive income:
Net income				397.3				397.3
Currency translation adjustment					204.0			204.0
Unfunded pension obligation					58.8			58.8
Unrealized gain on available for sale securities					1.0			1.0
Reclassification adjustment for gains realized in net income					(6.9)			(6.9)
Comprehensive income								654.2
Acquisition of treasury stock						(6.9)		(6.9)
Stock based compensation expense and option exercises	2,603.0	2.6	146.9					149.5
Amortization and forfeitures of restricted stock							24.0	24.0
Repurchase common stock	(16,402.2)	(16.4)	(152.6)	(831.0)				(1,000.0)
Adjustment to initially apply FASB Statement No. 158, net of taxes					(476.5)			(476.5)
Balance at March 30, 2007	181,105.1	181.1	1,876.3	4,140.9	(304.3)	(354.0)		5,540.0

Comprehensive income:
Net income				544.6				544.6
Currency translation adjustment					225.8			225.8
Unfunded pension obligation					180.8			180.8
Unrealized gain on available for sale securities					.5			.5
Reclassification adjustment for gains realized in net income					(2.2)			(2.2)
Comprehensive income								949.5
Acquisition of treasury stock						(16.8)		(16.8)
Stock based compensation expense and option exercises	2,425.0	2.4	159.4					161.8
Repurchase common stock	(24,311.5)	(24.3)	(263.3)	(712.2)				(999.8)
Adjustment to initially apply FASB Interpretation No. 48, net of taxes			(1.5)	(171.4)				(172.9)
Balance at March 28, 2008	159,218.6	159.2	1,770.9	3,801.9	100.6	(370.8)		5,461.8

Comprehensive income:
Net income				1,115.2				1,115.2
Currency translation adjustment					(637.5)			(637.5)
Unfunded pension obligation					(467.0)			(467.0)
Comprehensive income								10.7
Acquisition of treasury stock						(3.8)		(3.8)
Stock based compensation expense and option exercises	470.2	.5	65.4					65.9
Adjustment related to adoption of FASB Statement No. 158				(24.7)				(24.7)
Balance at April 3, 2009	159,688.8	$159.7	$1,836.3	$4,892.4	$(1,003.9)	$(374.6)		$5,509.9

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

Accounting Changes

The Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R,” effective March 30, 2007.  This Statement requires recognition of the overfunded or underfunded status of single-employer defined benefit postretirement plans as assets or liabilities, respectively, on the balance sheet.  Changes to the funded status of the defined benefit plans are recognized in comprehensive income in the year in which the change occurs.  Changes in the funded status are measured based on the projected benefit obligation for pension plans and the accumulated benefit obligation for other postretirement plans.  The provisions of SFAS No. 158 were applied prospectively as of March 30, 2007, with the exception of the measurement date provision which was adopted in fiscal 2009.

SFAS No. 158 requires, beginning with fiscal 2009, that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year end.  The statement provides two approaches for an employer to transition to a fiscal year-end measurement date.  In the first approach, an employer re-measures plan assets and benefit obligations as of the beginning of the fiscal year that the measurement date provisions are applied.  In the second approach, an employer continues to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change.  CSC has chosen to use the second approach.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

The impact of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of March 30, 2007, was as follows:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Other assets	$603.2	$(146.5)	$456.7
Total assets	13,886.7	(146.5)	13,740.2
Other accrued expense	1,998.1	16.0	2,014.1
Income taxes payable/deferred income taxes	1,163.2	(228.6)	934.6
Total current liabilities	5,868.7	(212.6)	5,656.1
Other long-term liabilities	589.3	542.6	1,131.9
Accumulated other comprehensive income	172.2	(476.5)	(304.3)
Total stockholders’ equity	6,016.5	(476.5)	5,540.0
Total liabilities and stockholders’ equity	13,886.7	(146.5)	13,740.2

The Company adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” effective March 31, 2007.  See Note 6, Income Taxes, for additional information on the adoption of FIN 48.

The company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” and recognized stock-based compensation expense for fiscal 2009, fiscal 2008 and fiscal 2007 as follows:

	Fiscal Year Ended
	April 3, 2009	March 28, 2008	March 30, 2007
Cost of services	$13.4	$14.0	$13.8
Selling, general and administrative	41.0	35.9	44.9
Special items		10.4
Total	$54.4	$60.3	$58.7
Total net of tax	$33.6	$37.7	$41.8

The charge to special items of $10.4 ($6.3 net of tax) for fiscal 2008 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.  See Note 5, Special Items.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding.  Beginning April 1, 2006, the Company determined separate assumptions for the expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior.  This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options.  In determining the overall risk-free interest rate for fiscal 2009, a range of interest rates from 1.33% to 3.53% was applied depending on the expected life of the grant.  Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility.  Historical volatility was based on the Company’s ten-year historical daily closing price.  Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of nine months and longer.  The range of volatility used for fiscal 2009 was 35% to 49%.  Forfeitures were estimated based on historical experience.

The weighted average fair value of stock options granted during fiscal 2009, fiscal 2008 and fiscal 2007 were $15.82, $17.76 and $16.67 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2009	2008	2007
Risk-free interest rate	3.17%	4.58%	4.84%
Expected volatility	36%	32%	28%
Expected lives	4.08 years	4.15 years	4.09 years

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.   Amounts subject to significant judgments and estimates include, but are not limited to, costs to complete fixed price contracts, cash flows used in the evaluation of impairment of goodwill, intangible assets and certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, loss accruals for litigation and pension related liabilities.

Revenue Recognition

The Company’s primary service offerings are IT outsourcing and IT and other professional services. The Company provides these services under time and materials, cost-reimbursable, unit-price and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Except as described below for certain fixed price contracts, revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. federal government. Currently, less than eight percent of the Company’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Deferred costs may include costs related to customer change orders subject to negotiation with the customer. These deferred costs of $652.9 and $658.1 in fiscal 2009 and 2008 are included in prepaid expenses and other current assets on the Company’s balance sheet. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident.  The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

           The sale of proprietary software licenses typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their vendor-specific objective evidence of fair value with the remainder allocated to the delivered software license element. Vendor-specific objective evidence of fair value for the undelivered elements is determined based on the price charged where each deliverable is sold separately. Revenue allocated to each element is recognized when (1) a written contract is executed, (2) the element has been delivered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured. If significant customization is required, software licensing revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing the output method to measure progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	10 to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Software	2 to 10 years
Credit information files	10 to 20 years
Acquired contract related intangibles	Contract life and first contract renewal
Customer related intangibles	Expected customer service life
Outsourcing contract costs	Contract life, excluding option years

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

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the associated asset group including the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance of the asset group, the balance would be adjusted based on the contract’s fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

Terminations of outsourcing contracts, including transfers either back to the client or to another IT provider, prior to the end of their committed contract terms are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the client, pursuant to certain contractual provisions, engage in discussions to determine the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

Marketable Securities

The Company classifies its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on criteria set forth in SFAS No. 115 the Company has determined all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  During fiscal 2008 the Company sold its remaining available-for-sale security and reclassified $2.9 ($2.2 after taxes) of unrealized gains reported as a component of stockholders’ equity as gains realized in net income.  During fiscal 2007 the Company recorded $2.3 ($1.7 after taxes) of unrealized gains related to available-for-sale securities. Available-for-sale securities are included in prepaid expenses and other current assets in the accompanying balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense/(income).

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

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not the tax position will be sustained upon examination.  Uncertain tax positions are measured based on the probabilities the uncertain tax position will be realized upon final settlement.  See Note 6 – Income Taxes.

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk.

Capital expenditures acquired through capital lease obligations were $71.4, $40.1 and $77.2 for fiscal years 2009, 2008, and 2007, respectively.  Capital expenditures in accounts payable and accrued expenses were $41.7, $73.6 and $123.3 as of April 3, 2009, March 28, 2008, and March 30, 2007, respectively.

Depreciation and amortization reported in the consolidated statements of cash flows includes amortization of outsourcing contract premiums of $84.5, $87.8, and $88.4 for fiscal years 2009, 2008, and 2007, respectively, which is reported as a reduction of revenue in the consolidated statements of income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Fiscal Year
	2009	2008	2007
Interest	$257.6	$176.0	$144.4
Taxes on income, net of refunds	323.1	495.8	304.8

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the expected present value, in which multiple cash flow scenarios that reflect the range of possible outcomes are used to estimate fair value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

The Company has determined local currencies are the functional currencies of its foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of April 3, 2009, and March 28, 2008, the balance of currency translation adjustment included in AOCI was a deferred loss of $219.1 (net of taxes of $21.4) and a gain of $418.4 (net of taxes of $19.7), respectively.

The Company offsets, to the extent possible, remeasurement gains and losses on certain non-functional currency monetary assets and liabilities, with forward contracts, with durations generally of 30 days or less, denominated in the same currency as the exposure from the asset or liability.  The Company does not enter into forward contracts for speculative or trading purposes.  Gains and losses from settlement and remeasurement of forward contracts and foreign currency denominated assets and liabilities are recorded in other expense (income) and were a net loss of $25.2 for the fiscal year ended April 3, 2009.  As of April 3, 2009, and March 28, 2008, the notional amount of forward contracts outstanding was approximately $951 (net carrying amount was $0.5) and $983 (net carrying amount was $1.1), respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

Financial Instruments

           With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity.  Following is a summary of the carrying amounts and fair values of the Company's significant financial instruments at April 3, 2009, and March 28, 2008 (in millions):

	April 3, 2009			March 28, 2008
	Notional Amount	Carrying Amount	Estimated Fair Value Amount	Notional Amount	Carrying Amount	Estimated Fair Value Amount
Long-term debt (Note 9)	-	$4,172.6	$4,154.5	-	$2,635.3	$3,055.4
Foreign currency forward contracts, net asset	$951.2	0.5	0.5	$982.8	1.1	1.1
	$951.2	$4,173.1	$4,155.0	$982.8	$2,636.4	$3,056.5

The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates.

Fair Value

The Company adopted Statement of Financial Accounting Standards ("SFAS”) No. 157, “Fair Value Measurements,” effective March 29, 2008, for its financial assets and liabilities.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Financial Accounting Standards Board (FASB) has deferred the provisions of SFAS No. 157 for non-financial assets and liabilities.  Such assets and liabilities, which include the Company’s non-current assets, minority interest and other long-term liabilities, will be subject to the provision of SFAS No. 157 effective for fiscal year 2010.

SFAS No. 157 specifies a hierarchy of the following valuation techniques with three levels of inputs:

Level 1—	quoted prices unadjusted for identical assets or liability in an active market;

Level 2—	inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities; and

Level 3—	unobservable inputs that reflect the entity’s own assumptions which market participants would use in pricing the asset or liability.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 3, 2009:

	April 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,190.3	$1,190.3
Time deposits	549.3	549.3
Derivative assets	0.5		$0.5
Total	$1,740.1	$1,739.6	$0.5	$

The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses from hedging activities included in earnings are reported in other expense/(income) (See Note 14).

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

	Fiscal Year
	2009	2008	2007
Net income	$1,115.2	$544.6	$397.3

Common share information (in millions):
Average common shares outstanding for basic EPS	151.388	167.233	176.263
Dilutive effect of stock options and equity awards	1.226	2.935	3.470
Shares for diluted EPS	152.614	170.168	179.733

Basic EPS	$7.37	$3.26	$2.25

Diluted EPS	$7.31	$3.20	$2.21

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

The computation of diluted EPS does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 14,346,626, 7,577,441 and 5,214,576 for the years ended April 3, 2009, March 28, 2008, and March 30, 2007, respectively.

New Accounting Standards

There have been no significant changes in the company’s critical accounting policies during 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement establishes a single authoritative definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The portion of this statement related to the measurement of financial assets and liabilities was adopted by the Company at the beginning of fiscal 2009 and did not have a material impact on the Company’s results of operations or financial position.  Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delayed the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until April 4, 2009.  The Company believes that adoption of the portion of this statement related to non-financial assets and liabilities will not have a material impact on the Company’s results of operations or financial position.

We recognized the funded status of our benefit plans at March 30, 2007, in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” We adopted the measurement date provisions of SFAS No. 158 at April 3, 2009. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.   The effect of the measurement date change was not material to the Company’s results of operations or financial position.

Standards Issued But Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) expands the definition of a business and establishes the use of the “acquisition method” for business combinations which requires the measurement and recognition of all assets and liabilities (including goodwill) of an acquired business at fair value on the acquisition date, which is the date that the acquirer obtains control of the business. Among other things, the standard establishes new guidelines for the expensing of transaction and restructuring costs, fair value measurement of contingent consideration in earnings, and capitalization of in-process research and development. The standard also modifies the presentation and recording of deferred taxes and establishes the conditions under which a bargain purchase could result in a gain. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after April 4, 2009. Adoption is not expected to materially impact the company’s consolidated financial position or results of operations directly when it becomes effective, as the only impact that the standard will have on recorded amounts at that time relates to disposition of uncertain tax positions related to prior acquisitions. Following adoption, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to April 3, 2009, are reflected in the financial statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 1—Summary of Significant Accounting Policies (continued)

On April 1, 2009, the FASB issued FSP FAS 141(R)-1 to amend the application of Statement 141(R) to assets and liabilities arising from contingencies in a business combination.  The FSP’s amendments to the guidance in Statement 141(R) establish a model similar to the one entities used under Statement 141 to account for pre-acquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period.  If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in FAS 5 and FASB Interpretation 14 to determine whether the contingency should be recognized as of the acquisition date or after it.  The FSP is effective prospectively for business combinations whose acquisition date is on or after April 4, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires presentation of non-controlling interests in consolidated subsidiaries separately within equity in the consolidated statements of financial position as well as the separate presentation within the consolidated statements of operations and comprehensive (loss) income attributable to the parent and non-controlling interest. Accounting for changes in a parent’s ownership interest will generally be at fair value and, if the parent retains control or significant influence of the subsidiary, any adjustments will be made through equity, while transactions where control changes will be accounted for through earnings. SFAS No. 160 is effective for the Company beginning April 4, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” to require more detailed disclosures about employers’ pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits.  The requirements of this statement, which only pertain to disclosures in the notes to the consolidated financial statements, are effective for CSC’s fiscal 2010.

Other new pronouncements issued but not effective until after April 3, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 2—Acquisitions

During the third quarter of fiscal 2009, CSC acquired two separate privately held entities for approximately $37.5 cash, plus additional consideration of up to $19 contingent on achievement of agreed revenue targets for calendar years 2009 and 2010.  When the contingency is resolved and consideration is distributable, the Company will record the fair value of the consideration as an additional cost of the acquisitions.  The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisitions was allocated to the net assets acquired based on preliminary estimates of fair values at the date of acquisition. Based on preliminary estimates, $25.9 has been allocated to goodwill, of which $17.2 was allocated to the North American Public Sector (NPS) segment and $8.7 to the Business Solutions and Services (BS&S) – Consulting segment.  The goodwill is tax deductible for US federal income tax purposes.  These preliminary estimates will be finalized no later than third quarter of fiscal 2010. Additionally, $8.2 was allocated to identifiable intangible assets, which are primarily customer related intangibles (estimated useful life of five to six years).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 2—Acquisitions (continued)

On May 28, 2008, CSC finalized a scheme of arrangement to acquire the 49% of Computer Systems Advisers (M) Berhad (CSAM) not owned by the Company’s wholly-owned subsidiary, CSA Holding, Ltd.  The arrangement allows for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was approximately $63.  The acquisition was accounted for under the purchase method.  Revenue from the acquired interest has been reflected in the consolidated statements of income given the Company’s previous majority ownership.  The Company’s purchase of the remaining interest of CSAM resulted in approximately $17.5 allocated to goodwill, $8.3 to BS&S – Other, and $9.2 to Global Outsourcing Services (GOS), during the second quarter of fiscal 2009. The goodwill was not tax-deductible for US federal income tax purposes.

The  pro  forma  impact  on  net income  and  earnings  per  share  for  the fiscal 2009  acquisitions has not been disclosed for the current or comparable prior periods, as the  acquisitions are immaterial both individually and in the aggregate to the financial statements as a whole.

On January 11, 2008, CSC acquired all outstanding shares of First Consulting Group (FCG), a publicly-held U.S. corporation, in an all-cash transaction for $13.00 per share, or approximately $275 net of acquired cash.  FCG is a professional services firm focused on healthcare and technology.  FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical companies, life sciences organizations, independent software vendors and other clients both within healthcare and in other industries.  The acquisition of FCG increased the Company’s healthcare capabilities, offerings, and presence in the United States, Europe and Asia.

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on fair values at the date of acquisition.  Based on the estimates of fair value, $27 was allocated to identifiable intangible assets and $221 was allocated to goodwill.  Of the $27 allocated to identifiable intangible assets, $3 was assigned to internally developed software (estimated useful life of five years), and $24 allocated to customer related intangibles (estimated useful life of three years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  Of the $221 goodwill recognized, $154 was assigned to the BS&S Consulting segment and $67 was assigned to GOS segment in 2008.  None of the goodwill is deductible for tax purposes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 2—Acquisitions (continued)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  The purchase price allocation herein is based on management’s assessment of the fair value of both the assets acquired and the liabilities assumed.

Estimated Fair Values

Accounts receivable	$39
Pre-paid and other current assets	10
Other assets	29
Net property, plant and equipment	7
Identifiable intangible assets	27
Goodwill	221
Accounts payable and accrued expenses	(31)
Other liabilities	(27)
Net assets acquired and goodwill	$275

Purchase price	$369
Less cash acquired	(94)
Purchase price net of cash acquired	$275

The following unaudited pro forma information presents consolidated results of operations as if the FCG acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest and depreciation and amortization resulting from the acquisition.  FCG’s pro forma results for the first ten months of the twelve months ended March 28, 2008, include a $6.3 one-time tax benefit and nonrecurring costs of $3.7 related to acquisition activities.  Results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the FCG acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro forma
	Twelve Months Ended		Twelve Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Revenue	$16,499.5	$14,854.9	$16,721.2	$15,136.2

Net Income	$544.6	$397.3	$544.0	$398.4

Basic Earnings Per Share	$3.26	$2.25	$3.26	$2.26

Diluted Earnings Per Share	$3.20	$2.21	$3.20	$2.22

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 2 – Acquisitions (continued)

As a result of the FCG acquisition on January 11, 2008, the Company has incurred and will continue to incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate FCG into the Company.  GAAP requires that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of FCG office and data center space in the U.S. where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 68 FCG employees.  As of April 3, 2009, all the 68 employees have been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for FCG are presented in the following table.

	Acquisition Integration Liabilities	Paid as of April 3, 2009	Balance Remaining at April 3, 2009

Facility consolidations	$3.4		$3.4
Severance payments	4.6	$4.6
Total	$8.0	$4.6	$3.4

On July 2, 2007, CSC acquired all the outstanding shares of Covansys Corporation (Covansys), a publicly held U.S. global consulting and technology services company headquartered in Farmington Hills, Michigan, for a cash purchase price of approximately $34.00 per share, or approximately $1.3 billion net of acquired cash.  The acquisition extends CSC’s ability to offer strategic outsourcing and technology solutions in the healthcare, financial services, retail and distribution, manufacturing, telecommunications and high-tech industries.  The acquisition of Covansys increased the Company’s delivery capabilities in India and accelerated development of strategic offshore offerings.

    The acquisition was accounted for under the purchase method and accordingly, Covansys’ results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on their fair values at the date of acquisition.  Based on the estimates of fair value, approximately $176 was allocated to the following identifiable intangible assets including customer relationships at $148, contract backlog $26, internally developed software $1 and trademark/trade name $1, with estimated useful lives of 16, 10, 5 and .5 years, respectively.  Approximately $1.1 billion was allocated to goodwill.  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments anticipated to be provided by the acquisition as described above.  The goodwill recognized of $1.1 billion was assigned to the BS&S – Other and GOS reportable segments, none of which is deductible for tax purposes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)
Note 2—Acquisitions (continued)

The following table presents the allocation of the acquisition and other related cost, to the assets acquired and liabilities assumed, based on their fair values:

Estimated Fair Values
Accounts receivable	$117
Prepaids and other current assets	18
Other assets	5
Net property, plant and equipment	35
Identifiable intangible assets	176
Goodwill	1,099
Accounts payable and accrued expenses	(47)
Other liabilities	(87)
Net assets acquired and goodwill	$1,316

Purchase price	$1,437
Less cash acquired	(121)
Purchase price net of cash acquired	$1,316

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ pro forma results for the first three months of the twelve months ended March 28, 2008, include non-recurring costs of $4.0 related to acquisition activities and results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported		Pro Forma
	Twelve Months Ended		Twelve Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Revenue	$16,499.5	$14,854.9	$16,619.1	$15,318.5

Net Income	$544.6	$397.3	$531.5	$372.0

Basic Earnings Per Share	$3.26	$2.25	$3.18	$2.11

Diluted Earnings Per Share	$3.20	$2.21	$3.12	$2.07

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 2—Acquisitions (continued)

As a result of the Covansys acquisition on July 2, 2007, the Company has incurred and will incur future costs to consolidate facilities, involuntarily terminate employees and other costs to integrate Covansys into the Company.  GAAP requires that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The facility consolidations relate to the rationalization of Covansys office space in the U.S. and internationally where space will be vacated and subleased if possible.  Involuntary terminations relate to approximately 29 Covansys employees.  As of April 3, 2009, all employees have been terminated.  The components of the acquisition integration liabilities included in the purchase price allocation for Covansys are presented in the following table.

	Acquisition Integration Liabilities	Paid as of April 3, 2009	Other	Balance Remaining at April 3, 2009

Facility consolidations	$4.4	$(1.7)	$(0.3)	$2.4
Severance payments	4.9	(3.9)	(1.0)
Other	0.1	(0.1)
Total	$9.4	$(5.7)	$(1.3)	$2.4

Note 3—Goodwill

Goodwill is reviewed for impairment annually, as of the first day of the second fiscal quarter or more frequently if indicators of impairment exist. Goodwill has been assigned to 12 reporting units for the purposes of impairment testing. Reporting units are defined as operating segments or groupings of businesses one level below the operating segment level for which discrete financial information is available and for which segment management regularly reviews the operating results.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill.

In the second quarter of fiscal 2009, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment. During the third and fourth quarters of fiscal 2009, the Company’s stock price fluctuated, which the Company believes was due to the uncertainty related to the global economy and overall stock market volatility. As a result, the Company’s market capitalization was frequently less than its net book value during the third and fourth quarters.  At January 2, 2009, the Company evaluated all relevant factors and determined an interim impairment test was not necessary.  During the fourth quarter of fiscal 2009, the Company undertook its fiscal 2010 budgeting process and at the end of the quarter, having substantially completed its budgeting process, determined that the expected cash flows for certain reporting units were significantly less than the estimated cash flows utilized in the fiscal 2009 annual impairment test.  Management concluded these factors were a triggering event indicating potential impairment and performed an impairment test of goodwill.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 3—Goodwill (continued)

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  The Company estimates the fair value of each reporting unit utilizing an income approach, which incorporates the use of a discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital. In estimating the fair value of the reporting units, the Company applied discount rates ranging from 10-13%, based on the specific risk characteristics of each reporting unit. The Company’s cash flow projections use management’s estimates of economic and market conditions over the projected period including revenue growth rates, operating margins, capital expenditures and working capital requirements.

The fair values of reporting units estimated using the income approach were assessed for reasonableness by comparing those values to fair value estimates derived using a market approach. A market approach estimates fair value by applying performance metric multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  If the fair value of the reporting unit derived using the market approach were significantly different from the fair value estimated in the income approach, the Company would reevaluate and adjust the assumptions used in the income approach.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step test must be performed to measure the amount of impairment loss. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

Based on the results of the interim step-one impairment test, there was an indication of impairment for one reporting unit (CSA) and the second step was performed to measure the amount of impairment loss. The amount of impairment of CSA goodwill was determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill. Based on this review, the Company recorded an $18.9 goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit. There were no other significant intangible assets attributed to the CSA reporting nor were any other long-lived assets attributable to that reporting unit determined to be impaired.  The CSA reporting unit is a value-added reseller and provider of installation, warranty and maintenance services for IT equipment and is included in the BS&S – Other reportable segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 3—Goodwill (continued)

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended April 3, 2009, and March 28, 2008:

	North American Public Sector	Global Outsourcing Services	BS&S − Consulting	BS&S − Financial Services Sector	BS&S − Other	Total
Balance as of March 30, 2007	$645.8	$830.9	$463.9	$488.2	$71.3	$2,500.1

Additions (Adjustments)	(4.6)	452.4	195.1	2.7	671.0	1,316.6
Foreign currency translation		104.8	45.5	2.9	5.3	158.5
Transfers	33.6		(33.6)
Balance as of March 28, 2008	674.8	1,388.1	670.9	493.8	747.6	3,975.2

Additions (Adjustments)	17.2	9.2	10.1	10.8	8.3	55.6
Foreign currency translation		(152.1)	(60.7)	(3.8)	(11.7)	(228.3)
Impairment					(18.9)	(18.9)
Balance as of April 3, 2009	$692.0	$1,245.2	$620.3	$500.8	$725.3	$3,783.6

The addition to goodwill of $55.6 in fiscal 2009 consisted of approximately $25.9 related to the acquisitions of two privately held entities in the third quarter; $18.7 for the Computer Systems Advisers (M) Berhad (CSAM) transaction; and $10.8 related to previously acquired Mynd Corporation.  The additions to goodwill in fiscal 2008 relate to the acquisitions of Covansys and FCG.  The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”  See Note 2 for further details regarding recent acquisitions.

Note 4—Intangible Assets

A summary of amortizable intangible assets as of April 3, 2009, and March 28, 2008, is as follows:

	April 3, 2009,
	Gross Carrying Value	AccumulatedAmortization	Net
Software	$1,557.7	$1,081.7	$476.0
Outsourcing contract costs	1,924.8	1,241.0	683.8
Customer and other intangible assets	402.3	200.4	201.9
Total intangible assets	$3,884.8	$2,523.1	$1,361.7

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 4—Intangible Assets (continued)

	March 28, 2008
	Gross Carrying Value	AccumulatedAmortization	Net
Software	$1,532.6	$1,005.2	$527.4
Outsourcing contract costs	2,144.4	1,219.0	925.4
Customer and other intangible assets	387.5	147.9	239.6
Total intangible assets	$4,064.5	$2,372.1	$1,692.4

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $491.6, $474.5 and $430.8 for the years ended April 3, 2009, March 28, 2008, and March 30, 2007, respectively.  Estimated amortization related to intangible assets at April 3, 2009, for each of the subsequent five years, fiscal 2010 through fiscal 2014, is as follows: $350, $266, $216, $158 and $110, respectively.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

	April 3, 2009	March 28, 2008
Commercial software products	$178.7	$181.2
Internal-use software	18.9	26.1
Purchased software	278.4	320.1
Total	$476.0	$527.4

Note 5 – Special Items

There are no special items for fiscal 2009. Special items totaling $155.8 were recorded during fiscal year 2008, and consisted of: (1) a $133.4 restructuring charge (see discussion below), and (2) a $22.4 charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.  During fiscal 2007, special items totaling $316.1 were recorded and consisted of:  (1) a $333.4 restructuring charge (see discussion below), (2) a year-to-date $1.0 true-up of an estimate related to the fiscal 2006 Nortel impairment charge, and (3) an $18.3 gain from the redemption of DynCorp International preferred stock recorded during the first quarter of fiscal 2007.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 5 – Special Items (continued)

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

Termination-related charges were $110.7 in fiscal 2008 compared to termination-related charges of $294.3 in fiscal 2007.  Other costs, which were primarily related to vacant space, of $22.7 were also recorded during fiscal 2008 compared to $39.1 in 2007.  The restructuring charge in fiscal 2008 was incurred in the Global Outsourcing Services, BS&S − Consulting, BS&S − Financial Services Sector and BS&S − Other reporting segments.  Restructuring charges of $333.4 were recorded in fiscal 2007.

A majority of the planned headcount reductions took place in Europe.  For fiscal 2008, European headcount decreased by approximately 900 compared to 3,000 in fiscal 2007.  Approximately 300 reductions were made in North America in fiscal 2008 compared to 1,100 in fiscal 2007. The balance of the reductions occurred in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $67.6 were made in fiscal 2009, compared to restructuring-related pre-tax cash payments of approximately $180.4 and $207.2 in fiscal 2008 and fiscal 2007, respectively.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Note 5 – Special Items (continued)

See the following table for a summary of fiscal 2009 and 2008 activity:

	Liability as of March 28, 2008	Less Payments	Other(1)	Liability as of April 3, 2009
Workforce reductions	$61.3	$(57.4)	$(1.7)	$2.2
Other	32.8	(10.2)	(4.6)	18.0
Total	$94.1	$(67.6)	$(6.3)	$20.2

	Liability as of March 30, 2008	Total pre-tax charges recorded fiscal 2008	Less Payments	Other(1)	Liability as of March 28, 2008
Workforce reductions	$93.5	$110.7	$(150.9)	$8.0	$61.3
Other	38.8	22.7	(29.5)	0.8	32.8
Total	$132.3	$133.4	$(180.4)	$8.8	$94.1

(1)	Primarily consist of foreign currency translation adjustments.

Note 6—Income Taxes

The sources of income (loss) before income taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Fiscal Year Ended
	2009	2008	2007

Domestic entities	$504.3	$578.3	$640.6
Entities outside the United States	444.8	339.6	(34.3)
Total	$949.1	$917.9	$606.3

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Item 6—Income Taxes (continued)

The income tax expense (benefit) on income from continuing operations is comprised of:

	Fiscal Year Ended
	2009	2008	2007

Current
Federal	$(391.2)	$339.3	271.4
State	(133.6)	33.5	26.3
Foreign	111.6	65.8	119.1
	(413.2)	438.6	416.8

Deferred
Federal	270.1	(85.5)	(88.9)
State	7.0	(18.3)	(20.9)
Foreign	(30.0)	38.5	(98.0)
	247.1	(65.3)	(207.8)
Total income tax expense (benefit)	$(166.1)	$373.3	$209.0

The current provision for fiscal years 2009 and 2008 includes interest and penalties of $(326.4) and $66.2, respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Fiscal Year Ended
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	1.6	0.6	0.6
Change in uncertain tax positions	7.6	3.4	1.2
Foreign tax rate differential	(2.6)	1.0	5.4
Income tax credits	(1.0)	(0.7)	(7.8)
Tax audit settlements	(56.6)
Other items, net	(1.5)	1.4	0.1
Effective tax rate	(17.5%)	40.7%	34.5%

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Item 6—Income Taxes (continued)

The deferred tax assets (liabilities) are as follows:

	April 3, 2009	March 28, 2008

Deferred tax assets (liabilities)
Employee benefits	$523.9	$367.8
Tax loss/credit carryforwards	263.2	260.9
Depreciation and amortization	(397.5)	(348.5)
Contract accounting	(365.7)	(373.8)
Investment basis differences	(90.6)	(51.3)
Accrued Interest	20.4	114.9
Foreign Currency	29.2	(79.8)
State Taxes	24.0	79.8
Other Assets	103.0	216.8
Other Liabilities	(43.3)	(133.6)
Subtotal	66.6	53.2
Valuation allowance	(147.2)	(129.5)
Total deferred tax assets (liabilities)	$(80.6)	$(76.3)

Income tax related assets are included in the accompanying balance sheets as follows. Prepaid expenses and other current assets include the current portion of deferred income taxes of $10.1 and $10.5 as of April 3, 2009, and March 28, 2008, respectively.  Receivables include income taxes receivable of $8.0 and $104.9 as of April 3, 2009, and March 28, 2008, respectively.  Other assets include non-current deferred income tax assets of $168.5 and $126.5 as of April 3, 2009, and March 28, 2008, respectively.

Income tax related liabilities are included in the accompanying balance sheets as follows. Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $259.2 and $213.2 as of April 3, 2009, and March 28, 2008, respectively, the current portion of income taxes payable of $39.8 and $0.0 as of April 3, 2009, and March 28, 2008, respectively, and liability for uncertain tax positions of $18.2 and $201.8 as of April 3, 2009, and March 28, 2008, respectively.  Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current liability for uncertain tax positions of $485.6 and $1,235.6 as of April 3, 2009, and March 28, 2008, respectively.

The increase to the valuation allowance for the fiscal year ended April 3, 2009, of $17.7 relates primarily to the Company’s termination of a foreign jurisdiction’s operations in the United States. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amount)

Item 6—Income Taxes (continued)

At April 3, 2009, and March 28, 2008, the Company has available unused foreign net operating loss (NOL) carryforwards of $726.9 and $1,612.2, U.S. Branch NOL carryforwards of $163.8 and $21.8, and state NOL carryforwards of $717.4 and $837.1, respectively.  In addition, at April 3, 2009, and March 28, 2008, the Company has foreign tax credit carryforwards of $12.8 and $10.2 and state credit carryforwards of $61.2 and $47.4, respectively.  As of April 3, 2009, the foreign NOL carryforwards can be carried over indefinitely, except for $214.7 which expire at various dates through 2019.  As of April 3, 2009, the state NOL and credit carryforwards expire at various dates through 2029.

The Company is currently the beneficiary of tax holiday incentives in India which expire in fiscal year 2010.  As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $28.0, $15.6 and $7.2 during fiscal years 2009, 2008 and 2007, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $1,287.0 as of April 3, 2009. As the Company intends to permanently reinvest all such earnings, no provision has been made for U.S. income and foreign withholding taxes that may become payable upon the distribution of such earnings or a sale or liquidation of the subsidiary.  The determination of the additional deferred taxes that have not been provided is not practicable.

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

As a result of the conclusion of the IRS examination and the filing of accounting method changes, the Company recorded reductions of approximately $929.3 million in the liability for uncertain tax positions, including a reduction in accrued interest and penalties of $341.4 and a decrease in tax carryforwards of $101.8.  Of the $689.7 reductions in liability for uncertain tax positions, $479.0 relates to prior year decreases and $210.7 relates to settlements.

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

Note 6—Income Taxes (continued)

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

As of April 3, 2009, in accordance with FASB Interpretation No. 48 (“FIN 48”), the Company’s liability for uncertain tax positions was $503.8, including interest of $81.3, penalties of $28.7 and net of tax carryforwards of $49.4.  As of March 28, 2008, the estimated value of the Company’s liability for uncertain tax positions was $1,437.4, including interest of $288.8 and penalties of $147.6 and net of tax carryforwards of $349.3.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax carryforwards):

	Fiscal Year Ended
	2009	2008
Balance at beginning of fiscal year	$1,350.3	$1,293.7
Gross increases related to prior year tax positions	88.2	60.3
Gross decreases related to prior year tax positions	(797.4)	(229.0)
Gross increases related to current year tax positions	39.8	162.2
Settlements	(211.1)	(4.7)
Foreign exchange and others	(28.0)	67.8
Balance at end of fiscal year	$441.8	$1,350.3

The Company’s liability for uncertain tax positions at April 3, 2009, and March 28, 2008, respectively, includes $304.9 and $627.0 related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

Prior to the adoption of FIN 48, the Company’s policy was to classify penalties as an operating expense and interest on tax overpayments and underpayments as interest in arriving at pretax income.  Upon adoption of FIN 48, the Company elected to change its accounting policy and classify interest and penalties related to overpayments, underpayments and uncertain tax positions within the income tax expense line in the accompanying consolidated statement of operations.  As of the date of adoption of FIN 48, the Company had accrued $211.0 of interest and $159.2 of penalties related to income tax matters.  During the year ended April 3, 2009, the Company accrued an interest benefit of $207.8 ($128.7 net of tax) and had a net release of penalties of $119.1, and as of April 3, 2009, has recognized a liability for interest of $81.3 ($52.2 net of tax) and penalties of $28.7.  During the year ended March 28, 2008, the Company accrued interest of $77.8 ($47.0 net of tax) and had a net release of penalties of $11.6, and as of March 28, 2008, had recognized a liability for interest of $288.8 ($174.6 net of tax) and penalties of $147.6.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per-share amounts)

Note 6—Income Taxes (continued)

Tax Examination Status

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

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax positions.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company may need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions in the amount of $35.2, excluding interest, penalties and tax carryforwards.

Note 7—Receivables

Receivables consist of the following:

	April 3, 2009	March 28, 2008
Billed trade accounts	$2,233.1	$2,516.2
Unbilled recoverable amounts under contracts in progress	1,478.9	1,799.8
Other receivables	74.4	248.7
Total	$3,786.4	$4,564.7

As of April 3, 2009, no billed trade accounts receivable were unpaid for long-term contracts under retainage provisions.

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.  Unbilled recoverable amounts under contracts in progress include amounts for long-term contracts of $393.6, including $257.8 which is expected to be collected during fiscal 2010 and $135.8 which is expected to be collected within fiscal 2011 and thereafter.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 8—Derivative Instruments

Foreign Currency

As a large global organization the Company faces exposure to adverse movements in foreign currency exchange rates.  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process.  The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, as business practices evolve the Company is increasing its use of offshore support and is therefore becoming more exposed to currency fluctuations.

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency contracts, generally forwards or options, to hedge certain intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities.  These foreign currency contracts are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these contracts as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other income and expenses.  In fiscal year 2009, the Company entered into foreign currency contracts to manage exposure to the economic risk from movements in the Rupee against the U.S. dollar from the Company’s offshore support base in India.  As of April 3, 2009, the notional amount of the foreign currency contracts outstanding was approximately $951.2.

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks.  The Company enters into numerous types of financing arrangements with a wide array of counterparties, including foreign currency forward contracts and purchased options.  To monitor this risk the Company enters into contracts with only large financial institutions and regularly reviews its credit exposure balances and the creditworthiness of the counterparty.  As of April 3, 2009, the Company is not aware of any significant changes related to the counterparty credit risk noted above.

Note 9—Debt

Short-term

The Company’s commercial paper program is backed by a $1.5 billion multi-year committed revolving credit facility (Credit Facility) which expires on July 12, 2012.  Outstanding commercial paper is classified as short term obligations on the balance sheet.  On October 22, 2008, the Company borrowed an uncollateralized $1.5 billion under the Credit Facility and such borrowings carry an aggregate rate of 4.05% as of April 3, 2009.  At April 3, 2009, and March 28, 2008, the Company had $0 and $262.9, commercial paper outstanding respectively.  The weighted average interest rate on the Company’s commercial paper borrowings was 5.1% for the year ended March 28, 2008. As of April 3, 2009, none of the Company’s debt is collateralized by the Company’s assets.

The Company had $32.1 and $46.6 of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of April 3, 2009, and March 28, 2008, respectively.  CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants.  The weighted average interest rate on borrowings under these short-term lines of credit was 4.1% at April 3, 2009, and 3.9% at March 28, 2008.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 9—Debt (continued)

Long-term

The following is a summary of long-term debt:

	April 3, 2009	March 28, 2008	Effective Rate
6.25% term notes, due March 2009		$200.0	6.32%
7.375% term notes, due June 2011	$499.2	498.8	7.48
5.00% term notes, due February 2013	298.5	298.2	5.16
3.50% term notes, due April 2008		300.0	3.77
6.50% term notes, due 2018	996.2	995.8	6.56
5.50% term notes, due 2013	697.3	696.6	5.61
Credit Facility, due 2012	1,500.0
Capitalized lease liabilities	194.4	153.8
Notes payable	16.8	21.0
Total long-term debt	4,202.4	3,164.2
Less current maturities	29.8	528.9
Total	$4,172.6	$2,635.3

On March 3, 2008, the Company issued $700 principal 5.5% Senior Notes due 2013, and $1,000 principal 6.5% Senior Notes due 2018 through a Section 144A private offering with Banc of America Securities LLC, Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The Company completed an exchange offer for the notes in fiscal year 2009, which allowed investors to exchange 144A notes for registered notes.

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $352.2 (2009) and $289.1 (2008), less accumulated amortization of $91.4 and $79.1, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios.  The Company was in compliance with all covenants at April 3, 2009.

Expected maturities of long-term debt for years subsequent to April 3, 2009, are as follows (in millions):

2010……………………………………………….	$29.8
2011……………………………………………….	533.9
2012……………………………………………….	1,517.9
2013……………………………………………….	1,008.1
2014……………………………………………….	13.3
Thereafter	1,099.4
Total	$4,202.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 9—Debt (continued)

In the normal course of business, the Company may provide certain customers and potential customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and any liability incurred in connection with these guarantees would not have a material adverse effect on the Company’s consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of working capital credit lines established with local financial institutions for its foreign business units.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 3, 2009.

	Fiscal 2010	Fiscal 2011	Fiscal 2012 and thereafter	Total
Performance guarantees:
Surety bonds	$32.5		$0.1	$32.6
Letters of credit	558.6	$15.4	2.4	576.4
Standby letters of credit	72.1	0.2	4.4	76.7
Foreign subsidiary debt guarantees	639.5			639.5
Total	$1,302.7	$15.6	$6.9	$1,325.2

Note 10–Share Repurchase Program

On June 29, 2006, the Company’s Board of Directors authorized a share repurchase program of up to $2,000.  The share repurchase program included two accelerated share repurchase transactions, an accelerated share repurchase transaction and a collared accelerated share repurchase transaction, as well as a 10b5-1 share repurchase plan.  In connection with the 10b5-1 share repurchase plan the Company entered into a purchase agreement with Goldman, Sachs & Co. to acquire up to an additional $1.03 billion in market value of outstanding common stock through open market repurchase transactions.  The share repurchase plan was completed during fiscal 2008.  Under the plan the Company acquired approximately 21.7 million shares for $1.03 billion for an average price per share of $47.49 during fiscal 2008.  The acquired shares were retired with common stock, paid-in capital and retained earnings reduced by $21.6, $235.1 and $771.6, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 10–Share Repurchase Program (continued)

In connection with the accelerated share repurchase transactions portion of the share repurchase program, the Company entered into an accelerated share repurchase agreement and a collared accelerated share repurchase agreement with Goldman, Sachs & Co on June 29, 2006.  Under the accelerated share repurchase agreement, which was effective as of June 29, 2006, the Company acquired 9.3 million shares of common stock on June 29, 2006, from Goldman, Sachs & Co for $500. Under the collared accelerated share repurchase transaction, which was effective July 5, 2006, the Company received an initial minimum delivery of common stock outstanding of 7.1 million shares for a payment of $500. The transactions were accounted for as a share retirement with common stock, paid-in capital and retained earnings reduced by $16.4, $152.6 and $831.0, respectively. The accelerated share repurchase agreement was settled on July 6, 2007, and the Company received $28.7 in final settlement.  The collared accelerated share repurchase agreement was settled during July 2007, and the Company received an additional 2.7 million shares as final settlement of the transaction.  The final settlement of these transactions reduced common stock $2.7, reduced paid-in capital $28.2, and increased retained earnings $59.4.

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

In accordance with SFAS No. 158, “Employers’ Accounting for Pension and Other Postretirement Plans,” CSC measured its pension and other postretirement benefit plans at fiscal year-end starting with fiscal 2009.  Prior to fiscal 2009, the majority of the pension and postretirement benefit plans were measured at December 31.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Reconciliation of Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,284.5	$2,202.9	$2,177.4	$2,346.3
Service cost	115.6	119.6	49.3	57.9
Interest cost	148.8	130.0	106.4	120.7
Plan participants' contributions	55.3	47.5	8.2	9.6
Amendments		13.6		.9
Business (dispositions)/contract acquisitions			16.5	(184.5)
Settlement/curtailment	(1.1)	(2.9)		(32.3)
Actuarial loss	(351.0)	(147.2)	(355.2)	(150.8)
Benefits paid	(103.1)	(79.0)	(76.5)	(72.3)
Adoption of SFAS No. 158 measurement date provisions	55.9		31.0
Foreign currency exchange rate changes			(492.8)	81.9
Projected benefit obligation at end of year	$2,204.9	$2,284.5	$1,464.3	$2,177.4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$2,082.5	$1,892.6	$1,937.7	$1,902.2
Actual return on plan assets	(746.3)	98.0	(384.9)	99.3
Employer contribution	120.5	126.0	92.9	114.5
Plan participants' contributions	55.3	47.5	8.2	9.6
Benefits paid	(103.1)	(79.0)	(76.5)	(72.3)
Business/contract acquisitions (disposition)		.3	13.1	(141.3)
Plan settlement	(1.1)	(2.9)		(29.6)
Adoption of SFAS No. 158 measurement date provisions	60.1		(3.4)
Foreign currency exchange rate changes			(431.4)	55.3
Fair value of plan assets at end of year	$1,467.9	$2,082.5	$1,155.7	$1,937.7

Funded status	$(737.0)	$(202.0)	$(308.6)	$(239.7)
Contribution adjustment		27.4		17.2
Funded status at End of Year	$(737.0)	$(174.6)	$(308.6)	$(222.5)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Non-current assets		$4.4	$1.4	$18.8
Current liabilities	$(6.6)	(6.2)	(7.6)	(5.8)
Non-current liabilities	(730.4)	(172.8)	(302.5)	(235.5)
Accumulated other comprehensive loss	669.8	107.7	453.7	328.9
Net amount recorded	$(67.2)	$(66.9)	$145.0	$106.4

The accumulated benefit obligation at the end of 2009 and 2008 was $3,343.8 and $3,942.4, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

The following is a summary of amounts in accumulated other comprehensive loss as of April 3, 2009, and March 28, 2008, that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Net transition obligation			$(6.8)	$(8.5)
Prior service credit (cost)	$2.0	$1.1	(1.6)	(3.1)
Net actuarial loss	(671.8)	(108.8)	(445.3)	(317.3)
Accumulated other comprehensive loss	$(669.8)	$(107.7)	$(453.7)	$(328.9)

As of April 3, 2009, and March 28, 2008, the balance of unamortized benefit plan costs included in accumulated other comprehensive loss was $729.2 and $283.1, respectively.  The amounts in other comprehensive income (loss) related to unamortized pension costs for the year ended April 3, 2009, and March 28, 2008, were ($446.1) (net of related taxes of $213.7) and $171.7 (net of related taxes of $64.9), respectively.

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations for the years ended April 3, 2009, and March 28, 2008:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Discount rate	7.9%	6.6%	6.7%	5.6%
Rates of increase in compensation levels	4.3%	4.2%	3.4%	3.5%

The following table lists selected information for the pension plans as of April 3, 2009, and March 28, 2008:

	U.S. Plans		Non-U.S. Plans
End of Year	2009	2008	2009	2008
Projected benefit obligation	$2,204.9	$2,284.5	$1,464.3	$2,177.4
Accumulated benefit obligation	2,084.0	2,138.8	1,259.8	1,803.6
Fair value of plan assets	1,467.9	2,082.5	1,155.7	1,937.7

	Plans with Projected		Plans with Accumulated
	Benefit Obligation in		Benefit Obligation in
	Excess of Plan Assets		Excess of Plan Assets
	(U.S. and Non-U.S.)		(U.S. and Non-U.S.)
End of Year	2009	2008	2009	2008
Projected benefit obligation	$3,649.3	$4,171.0	$3,496.9	$467.6
Accumulated benefit obligation	3,328.9	3,688.7	3,216.2	429.0
Fair value of plan assets	2,606.7	3,711.2	2,460.0	220.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Service cost	$115.6	$119.6	$128.2	$49.3	$57.9	$64.2
Interest cost	148.8	130.0	115.4	106.4	120.7	102.2
Expected return on assets	(171.4)	(152.6)	(132.6)	(119.1)	(143.7)	(121.4)
Amortization of transition obligation				1.2	1.3	1.2
Amortization of prior service costs	.9	.4	3.4	.7	.8	(1.1)
Amortization of unrecognized net loss	3.4	14.6	16.0	11.3	21.2	15.4
Settlement/curtailment	(.8)		(.5)		3.0	.7
Special termination benefits/other costs					5.7	5.7
Net periodic pension cost	$96.5	$112.0	$129.9	$49.8	$66.9	$66.9

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1.1, $1.5 and $40.8, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount or settlement rates	6.6%	6.0%	5.9%	5.5%	5.0%	4.9%
Expected long-term rates of return on assets	8.5%	8.5%	8.5%	6.8%	7.2%	7.0%
Rates of increase in compensation levels	4.3%	4.2%	4.4%	3.4%	3.6%	3.5%

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments as of our annual measurement date and is therefore subject to change each year.  The required use of an expected long-term rate of return on plan assets may result in recognized plan income that differs from the actual return on those plan assets in any given year.  Over time, the actual long-term rate of return on plan assets is expected to approximate the return assumption utilized.  Differences between expected and actual returns are recognized in the calculation of net periodic pension cost.  Rates of increase in compensation levels and other assumptions, such as turnover and life expectancy, also impact pension calculations.

The expected long-term rate of return on plan assets assumption is selected by first identifying the expected range of long-term rates of return for each major asset class.  Expected long-term rates of return consider long-term historical averages as well as current expectations of future returns.  Consideration is given to the extent active management is employed in each class.  A single expected long-term rate of return on plan assets is then calculated by weighing each class.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

The asset allocation of pension plans at April 3, 2009, and December 31, 2007, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	April 3, 2009	Dec. 31, 2007	April 3, 2009	Dec. 31, 2007
Equity securities	74%	72%	59%	63%
Debt securities	26%	28%	31%	26%
Other			10%	11%
Total	100%	100%	100%	100%

The Company’s investment strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations.  For each of the largest plans, an allocation range by asset class is developed.  The allocation had a significant weighting for equity investments in part due to the relatively long duration of the plans’ obligations.  Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies.  The Company’s allocation range for its largest plan was 59-79% equities, 21-31% debt securities and 0-10% cash and other investments.  The Company typically used cash flow from employer and employee contributions to help keep allocations within the range.  The Company also has investments in insurance contracts to pay plan benefits in certain countries.  The allocation above does not include certain amounts that are included in the fair value of assets such as cash awaiting investment or asset transfer receivable amounts from other plans.

Information about the expected cash flows for pension plans as of April 3, 2009, is as follows:

	Pension Plans
	U.S.	Non-U.S.
	Plans	Plans
Employer contributions
2010	$95	$70
Expected Benefit Payments
2010	$110	$60
2011	115	65
2012	120	70
2013	130	75
2014	140	85
2015-2019	830	505

No plan assets are expected to be returned to the Company in the next fiscal year.

On May 20, 2009, the Company announced an action to discontinue the accrual of future benefits of the Computer Sciences Corporation Employee Pension Plan for most plan participants.  The estimated effect of this action is reflected in the expected employer contributions for fiscal year 2010.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Reconciliation of Accumulated Benefit Obligation
Accumulated benefit obligation at beginning of year	$165.6	$173.0	$11.5	$9.6
Service cost	2.3	2.4	.2	.2
Interest cost	10.4	10.0	.6	.5
Plan participants' contributions	1.5	2.0
Business combination		.4
Curtailment/settlement			(.4)
Actuarial gain	12.8	(12.7)	(4.8)	(.2)
Benefits paid	(14.1)	(9.5)	(.2)	(.1)
Other adjustments	3.0		.2
Foreign currency exchange rate changes			(2.0)	1.5
Accumulated benefit obligation at end of year	$181.5	$165.6	$5.1	$11.5

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$84.8	$83.2
Actual return on plan assets	(26.0)	4.2
Employer contribution	7.8	4.9	$.2	$.1
Plan participants' contributions	1.5	2.0
Benefits paid	(14.1)	(9.5)	(.2)	(.1)
Other adjustments	1.8
Fair value of plan assets at end of year	$55.8	$84.8	$-	$-

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Funded status	$(125.7)	$(80.8)	$(5.1)	$(11.5)
Contribution adjustment		1.3
Funded status at end of year	$(125.7)	$(79.5)	$(5.1)	$(11.5)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Current liabilities	$(5.0)	$(5.3)	$(.2)	$(.2)
Non-current liabilities	(120.7)	(74.2)	(4.9)	(11.3)
Accumulated other comprehensive loss	93.4	54.1	(3.4)	1.5
Net amount recorded	$(32.3)	$(25.4)	$(8.5)	$(10.0)

The following is a summary of amounts in accumulated other comprehensive loss as of April 3, 2009, and March 28, 2008 that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

	U.S. Plans		Non-U.S. Plans
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Net transition obligation	$(5.3)	$(7.4)	$(.2)	$(.4)
Prior service cost	(1.0)	(1.6)
Net actuarial (loss ) gain	(87.1)	(45.1)	3.6	(1.1)
Accumulated other comprehensive (loss) gain	$(93.4)	$(54.1)	$3.4	$(1.5)

As of April 3, 2009, and March 28, 2008, the balance of unamortized other post-retirement benefit plan costs included in accumulated other comprehensive loss were $55.6 and $34.8, respectively.  The amounts in other comprehensive gain (loss) related to the unamortized other-postretirement benefit costs for the years ended April 3, 2009, and March 28, 2008, were ($20.8) (net of related taxes of $13.8) and $9.0 (net of related taxes of $7.6), respectively.

The following table lists selected information for other postretirement benefit plans of April 3, 2009, and March 28, 2008:

					Plans with Accumulated
					Postretirement Benefit
					Obligation in Excess
					of the Fair Value of
					Plan Assets
	U.S. Plans		Non-U.S. Plans		(U.S. and Non-U.S.)
End of Fiscal Year	2009	2008	2009	2008	2009	2008
Accumulated postretirement benefit obligation	$181.5	$165.6	$5.1	$11.5	$186.6	$177.1
Fair value of plan assets	55.8	84.8			55.8	84.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

At April 3, 2009, and March 28, 2008, the Company had no postretirement healthcare plan assets outside the U.S.  Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

For U.S. plans, a weighted-average discount rate of 7.7% and 6.4% was used in the determination of the Company’s postretirement benefit obligation for the years ended April 3, 2009, and March 28, 2008, respectively.  For non-U.S. plans, a weighted-average discount rate of 9.0% and 5.8% was used in the determination of the Company’s postretirement healthcare obligation for the years ended April 3, 2009, and March 28, 2008, respectively.

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for U.S. postretirement benefit plans was 10% for fiscal 2009, declining to 5% for 2017 and subsequent years.  For the non-U.S. postretirement benefit plans, it was 8.4% for fiscal 2009, declining to 5.1% for 2018 and subsequent years.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 3, 2009	$9.7	$(9.6)
Effect on net periodic postretirement benefit cost for fiscal 2009	$1.0	$(1.2)

The net periodic benefit cost for U.S. and non-U.S. other postretirement benefit plans included the following components:

	U.S. Plans			Non-U.S. Plans
Fiscal Year End	2009	2008	2007	2009	2008	2007
Service cost	$2.3	$2.4	$2.2	$.2	$.2	$.3
Interest cost	10.4	10.0	8.8	.5	.5	.5
Expected return on assets	(7.2)	(6.9)	(6.4)
Amortization of transition obligation	1.6	1.6	1.6	.1	.1	.1
Amortization of prior service costs	.4	.7	.7
Recognized actuarial loss	3.2	4.3	3.6	.1	.1	.1
Settlement/curtailment			(.2)
Net provision for postretirement benefits	$10.7	$12.1	$10.3	$.9	$.9	$1.0

The estimated net transitional obligation, prior service cost and actuarial gain for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $.9, $0 and ($6.6), respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.  See the above discussion of Pension Plans for how the assumptions are developed.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

	U.S. Plans			Non-U.S. Plans
Fiscal Year End	2009	2008	2007	2009	2008	2007
Discount or settlement rates	6.5%	5.9%	5.9%	5.7%	5.5%	5.2%
Expected long-term rates of return on assets (1)	8.5%	8.5%	8.5%

 (1) The Company had no other postretirement benefit plan assets outside the U.S.

The asset allocation for U.S. other postretirement benefit plans at April 3, 2009, and December 31, 2007, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	April 3, 2009	Dec. 31, 2007
Equity securities	65%	66%
Debt securities	26%	27%
Cash	9%	7%
Total	100%	100%

The Company’s investment strategy for its funded post retirement benefits is similar to the strategy for its pension assets.  The Company’s target allocation for these assets is in the range of 59-79% equities, 21-31% debt securities and 0-10% cash and other investments.

Information about the expected cash flows for other postretirement benefit plans follows.  No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Employer contributions
2010 (expected)	$10
Expected Benefit Payments
2010	15
2011	15
2012	20
2013	20
2014	20
2015-2019	95

No plan assets are expected to be returned to the Company in the next fiscal year.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 11 — Pension and Other Benefit Plans (continued)

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 3, 2009, plan assets included 8,729,847 shares of the Company’s common stock.  During fiscal 2009, fiscal 2008 and fiscal 2007, the Company contributed $164.6, $157.3, and $140.0, respectively.

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

The liability, which is included in “Other long-term liabilities,” under the Plan amounted to $103.6 at April 3, 2009, and $89.1 at March 28, 2008. The Company’s expense under the Plan totaled $6.8, $6.2, and $6.0 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Note 12—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $313.1,  $321.3 and $345.1  for the years ended April 3, 2009, March 28, 2008, and March 30, 2007, respectively. In addition, the Company also has $51.3 of sublease income to be received through 2017.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 3, 2009, are as follows:

Fiscal Year	Real Estate	Equipment
2010	$217.6	$64.6
2011	172.8	33.4
2012	130.5	16.0
2013	106.7	5.7
2014	79.5	2.2
Thereafter	76.0	0.9
	$783.1	$122.8

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (continued)

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments for each of the subsequent five years, fiscal 2010 through fiscal 2014, are as follows: $296.6, $162.8, $124.3, none and none, respectively.

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of April 3, 2009, the Company had $88.5 of accounts receivable, $14.6 of allowance for doubtful accounts, and $20.8 of outsourcing contract costs with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote.  At April 3, 2009, the Company had $609.1 of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations, financial position or cash flows.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $639.5 of such working capital lines.  As of April 3, 2009, the amount of the maximum potential payment is $32.1, the amount of the related outstanding subsidiary debt. The $32.1 outstanding debt is reflected in the Company’s consolidated financial statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (continued)

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs.  Computer  Sciences Corporation, et al., filed as a putative nationwide class  action  in  state  court  in  the Circuit Court of Miller County, Arkansas, shortly before President  Bush  signed  the  Class  Action  Fairness  Act  into  law.  The plaintiffs  allege  the  defendants  conspired  to  wrongfully use software products  licensed  by the Company and the other software vendors to reduce the  amount  paid  to  the  licensees'  insured  for  bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs seek injunctive and monetary relief of less than $.075  for each class member, as well as attorney's fees and costs.  The Company is vigorously defending itself against the allegations.  On June 11, 2008, the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.   As a result, the Company continues as a defendant in the Hensley litigation and is also now a defendant in a separate putative class action pending in the Circuit Court of  Miller  County,  Arkansas (styled Basham, et al. vs. Computer Sciences Corporation,  et  al.), along with certain insurance companies previously named  as  defendants  in  the  Hensley litigation.  During fiscal 2009, the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties have obtained preliminary approval of the settlement from the court.  The parties are in the process of sending class notice in advance of a final approval hearing currently scheduled in July of 2009.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations or cash flows.

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

Note 12—Commitments and Contingencies (continued)

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

In fiscal 2007, in accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900.0 on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  Included in current assets on the Company's balance sheet are approximately $445.0 ($414.0 of which is subject to the claims) of unbilled receivables and $386.0 of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900.0 total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the second quarter of fiscal year 2011.  With respect to the second set of claims, the government issued its denial on November 15, 2007.   As with the larger set of claims, the Company disagrees with the government’s denial both factually and contractually and initiated litigation at the ASBCA on February 12, 2008.  The discovery phase of this litigation has been delayed and is expected to begin during the first half of fiscal year 2010 and could continue for a year or more.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (continued)

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

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming Computer Sciences Corporation as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al., Case No. BC353316 and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al., Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006, Jones was consolidated with Allbright.  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West sustained a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.    The statutory time for filing a notice of appeal has passed and plaintiffs in the state court case have not appealed the court’s granting of the Company’s demurrer and dismissal.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles.  This complaint made similar allegations of backdating of stock option grants to various senior executives at CSC and named CSC as a nominal defendant and various current and former directors and officers as individual defendants.  On August 25, 2006, another derivative suit containing nearly identical allegations was filed in the same court, entitled Local Union and District Council v. Bailey, et al., CV06-5356.   The derivative complaints brought state law claims for breach of fiduciary duty and other claims, as well as a federal securities claim.  A third derivative complaint, Huffman v. Honeycutt, et al., CV 06-6512, filed in the  same court, also brought state and federal claims based on backdating allegations.  All three federal derivative  actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288, before U.S. District Judge Mariana Pfaelzer.  On July 24, 2007, following the grant of an initial motion to dismiss and a subsequent amended complaint, Judge Pfaelzer granted a second motion to dismiss based on demand futility and dismissed the amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007, reflecting the same ruling.  Plaintiffs subsequently filed a notice of appeal to the Ninth Circuit and the Ninth Circuit then affirmed the judgment of dismissal.  The time to seek further review of that decision has lapsed and the judgment is now final.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 12—Commitments and Contingencies (continued)

The Company and certain directors and other individuals have also been sued in a class action proceeding alleging violations of the ERISA statute related to claims of alleged backdating of stock options.  On August 15, 2006, a federal ERISA class action involving allegations of backdating at CSC was filed in U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants CSC, the CSC Retirement and Employee Benefits Plans Committee, and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions have been consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the district court granted a motion to transfer the consolidated cases to the federal district court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before U.S. District Judge James Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and Defendants filed their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants have since answered the complaint and discovery is currently proceeding.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs motion for class certification.  On January 13, 2009, defendants filed a petition with the Ninth Circuit pursuant to Rule 23(f) of the federal Rules, requesting that the court of appeals accept their appeal from the order granting class certification.  Plaintiffs filed their opposition on January 23, 2009.  The Ninth Circuit denied defendants’ request for permission to appeal on March 12, 2009.  Defendants filed a motion for summary judgment on May 4, 2009, and a decision is expected sometime in June 2009.  At this time it is not possible to make reliable estimates of the amount or range of loss that could result from any of these actions.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At April 3, 2009, 11,946,327 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans during fiscal 2009, fiscal 2008 and fiscal 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2006	17,249,441	$42.36	6.11	$185.3
Granted	3,164,075	55.20
Exercised	(2,567,074)	36.97
Canceled/Forfeited	(488,658)	47.64
Expired	(297,702)	52.33
Outstanding at March 30, 2007	17,060,082	45.23	5.86	140.2
Granted	3,553,466	54.68
Exercised	(2,141,400)	40.18
Canceled/Forfeited	(465,562)	52.53
Expired	(251,572)	54.03
Outstanding at March 28, 2008	17,755,014	47.38	5.79	27.8
Granted	2,596,730	47.71
Exercised	(368,170)	34.52
Canceled/Forfeited	(466,357)	53.23
Expired	(1,222,655)	53.11
Outstanding at April 3, 2009	18,294,562	47.15	5.53	22.8
Vested and expected to vest in the future at April 3, 2009	18,021,985	47.11	5.53	22.7
Exercisable at April 3, 2009	13,126,785	45.50	4.35	22.1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans (continued)

	April 3, 2009
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.29 – $44.30	6,369,156	$37.84	4.64	6,121,769	$37.83
$44.37 – $48.61	5,130,871	47.19	5.57	2,811,201	46.13
$48.69 – $55.35	5,336,495	54.99	7.68	2,846,450	54.96
$55.88 – $78.94	1,458,040	59.01	1.45	1,347,365	59.03

    The total intrinsic value of options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $4.3, $35.1 and $43.1, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock at April 3, 2009, (for options outstanding), or date of exercise, less the applicable exercise price.  The total grant date fair value of stock options vested during fiscal 2009, fiscal 2008 and fiscal 2007 was $11.5, $22.6 and $36.5, respectively.

The cash received from stock options exercised during fiscal 2009 was $12.7.  During fiscal 2009 the Company realized income tax benefits of $6.1 and an excess tax benefit of $1.3 related to the exercise of these stock options.

As of April 3, 2009, there was $50.7 of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.76 years.

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

A portion of the equity awards granted during fiscal 2009 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period ending April 1, 2011.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During fiscal 2009, seven senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans (continued)

Information concerning equity awards granted under stock incentive plans during fiscal 2009, fiscal 2008 and fiscal 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at March 31, 2006	795,991	$42.48
Granted	560,752	55.35
Released/Redeemed	(193,584)	45.13
Forfeited/Canceled	(20,142)	45.22
Outstanding at March 30, 2007	1,143,017	48.30
Granted	234,462	52.51
Released/Redeemed	(594,025)	47.69
Forfeited/Canceled	(44,206)	49.95
Outstanding at March 28, 2008	739,248	50.03
Granted	426,780	47.55
Released/Redeemed	(258,738)	47.50
Forfeited/Canceled	(25,786)	55.29
Outstanding at April 3, 2009	881,504	49.41

As of April 3, 2009, there was $19.2 of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.59 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. At April 3, 2009, 49,500 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 13—Stock Incentive Plans (continued)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2009, fiscal 2008 and fiscal 2007 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at March 31, 2006	59,521	$42.45
Granted	14,400	52.39
Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at March 30, 2007	73,321	44.44
Granted	19,300	50.61
Released/Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at March 28, 2008	92,021	45.78
Granted	21,600	46.52
Released/Redeemed	(600)	37.81
Forfeited/Canceled
Outstanding at April 3, 2009	113,021	45.96

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

As of April 3, 2009, there was $0.3 of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the annual stockholders’ meeting on August 3, 2009.

Note 14 – Other Expense/(Income)

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Foreign currency losses/(gains)	$25.2	$(31.2)	$(45.5)
(Gain)/loss on sale of non-operating assets	(1.8)	(17.2)	4.2
Total Other Expense/(Income)	$23.4	$(48.4)	$(41.3)

Other expense/(income) is comprised of foreign currency gains and losses on the remeasurement of non-functional currency exposures and their related hedges and the sale of non-operating assets. During fiscal 2008, the Company implemented a foreign currency hedging program to offset the losses/(gains) on the re-measurement of non-functional currency exposures.  This program utilizes forward hedging contracts with maturities less than three months.  In fiscal 2009, the Company implemented a purchased option hedging program to manage its economic exposure to an appreciation of the Indian rupee as compared to the U.S. dollar. This option program utilizes twelve monthly hedges spread out to one year. The costs of both of these programs are included in foreign currency losses/ (gains). Of the reported $25.2 million loss in fiscal 2009, $15.0 million was due to hedging costs.  The remaining balance of the $10.2 million loss was due to unhedged positions, primarily in the Euro, British Pound Sterling and Canadian Dollar.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 14 – Other Expense/(Income) (continued)

Foreign currency gains in fiscal 2008 and 2007 were primarily the result of currency rate movements between the U.S. dollar against the Euro, British Pound Sterling, and Australian dollar, and currency rate movements between the Euro against the British Pound Sterling prior to implementing the hedging program for intercompany loans in conjunction with the reclassification of these loans as finite investments requiring remeasurement at current spot rates. The gains on sale of non-operating assets of $17.2 during fiscal 2008 included the pre-tax gain on the sale of a building in Austin, TX of $11.2 and the pre-tax gain on the sale of available for sale securities of $4.4.

Note 15—Segment and Geographic Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.   The Company targets the delivery of these services within three broad service lines: North American Public Sector (NPS), Global Outsourcing Services (GOS) and Business Solutions and Services (BS&S).

•
North American Public Sector. The North American Public Sector segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.  The North American Public Sector operating segment represents a separate reportable segment.

•
Global Outsourcing Services. The Global Outsourcing Services segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  The Global Outsourcing Services operating segment represents a separate reportable segment under the Company’s new operating structure.

•
Business Solutions and Services – Consulting.  The BS&S − Consulting segment enables the Company to provide industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP)-based software solutions.  These service offerings and clientele overlap and the Company draws on multiple operating segments within BS&S – Consulting to serve clients.  These operating segments have similar economic characteristics, products, services, customers and methods of operations and, as a result, are aggregated for segment reporting purposes.

•
Business Solutions and Services – Financial Services Sector. The BS&S − Financial Services Sector segment primarily provides information technology and business process outsourcing services to financial services companies in domestic and international markets.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per-share amounts)

Note 15—Segment and Geographic Information (continued)

•
Business Solutions and Services – Other. The Company’s remaining operating segments do not meet the quantitative thresholds for separate disclosure and do not meet the aggregation criteria as indicated in SFAS No. 131.  As a result, these operating segments are reported as “other” as provided under by SFAS No. 131.  Because each of these other operating segments are within the Company’s BS&S service line, the Company has labeled this group of operating segments as BS&S − Other. The operating segments comprising BS&S − Other include the Company’s non-GOS operations in Australia and Asia and the Company’s India operations.

The following table summarizes revenue, operating income and depreciation and amortization by reportable segment for fiscal years 2009, 2008 and 2007.

			Business Solutions and Services
	North American Public Sector	Global Outsourcing Services	Consulting	Financial Services Sector	Other	Corporate	Eliminations	Total

2009
Revenues	$5,977.4	$6,458.5	$2,034.3	$990.8	$1,384.6	$17.4	$(123.1)	$16,739.9
Operating Income (loss)	481.9	502.6	146.7	182.7	133.1	(64.6)	(.6)	1,381.8
Depreciation and amortization	138.9	801.5	118.3	41.5	71.8	13.5		1,185.5

2008
Revenues	$5,781.1	$6,756.0	$1,831.5	$1,017.3	$1,225.9	$17.6	$(129.9)	$16,499.5
Operating Income (loss)	408.7	576.2	128.0	194.9	65.2	(54.4)	(2.2)	1,316.4
Depreciation and amortization	152.3	810.3	102.7	54.1	65.5	13.7		1,198.6

2007
Revenues	$5,446.5	$6,333.5	$1,577.1	$974.1	$681.7	$35.8	$(193.8)	$14,854.9
Operating Income (loss)	437.3	519.0	77.8	196.9	27.5	(11.8)	(59.5)	1,187.2
Depreciation and amortization	141.4	767.1	62.2	57.7	27.8	17.4		1,073.6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in millions except per-share amounts)

Note 15—Segment and Geographic Information (continued)

A reconciliation of operating income to income before taxes is as follows:

	Fiscal Year
	2009	2008	2007
Operating income	$1,381.8	$1,316.4	$1,187.2
Corporate G&A	(177.9)	(141.2)	(136.0)
Minority interest expense	(8.4)	(14.3)	(14.8)
Earnings from equity method investments	15.4	12.7	13.1
Interest expense	(260.5)	(185.4)	(217.9)
Interest income	41.0	37.1	49.5
Special items		(155.8)	(316.1)
Goodwill impairment	(18.9)
Other income/(expense)	(23.4)	48.4	41.3
Income before taxes	$949.1	$917.9	$606.3

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Revenue by country is based on the location of the selling business unit. Property and equipment information is based on the physical location of the asset. Geographic revenue and property and equipment, net for the three years ended April 3, 2009, is as follows:

	Fiscal Year
	2009		2008		2007
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$10,333.6	$1,350.5	$9,909.7	$1,370.7	$9,223.2	$1,392.8
Europe:
United Kingdom	1,890.8	372.1	2,189.4	571.7	1,900.3	533.2
Other Europe	2,775.4	300.6	2,635.2	355.9	2,244.3	281.1
Other International	1,740.1	329.8	1,765.2	466.3	1,487.1	332.0
Total	$16,739.9	$2,353.0	$16,499.5	$2,764.6	$14,854.9	$2,539.1

The Company derives a significant portion of its revenues from departments and agencies of the United States government. U.S. federal government revenue accounted for 36%, 35% and 36% of the Company’s revenues for fiscal 2009, 2008 and 2007, respectively. At April 3, 2009, approximately 44% of the Company’s accounts receivable was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2009, fiscal 2008 or fiscal 2007.

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

Note 17—Subsequent Events

On May 20, 2009, the Company announced an action to discontinue the accrual of future benefits of the Computer Sciences Corporation Employee Pension Plan for most plan participants.  The estimated effect of this action is reflected in the expected employer contributions for 2010 in Note 11.

COMPUTER SCIENCES CORPORATION

Quarterly Financial Information (Unaudited)

	Fiscal 2009
In millions except per-share amount	1st Quarter	2nd Quarter(4)	3rd Quarter	4th Quarter(3)(4)
Revenues	$4,437.1	$4,238.7	$3,952.4	$4,111.7
Cost of services (excluding depreciation and amortization)	3,601.3	3,406.7	3,083.4	3,169.3
Income before taxes	173.4	185.1	260.1	330.5
Net Income	120.6	451.7	160.6	382.3
Earnings per common share:
Basic	$0.80	$2.98	$1.06	$2.52
Diluted	$0.79	$2.95	$1.06	$2.51

	Fiscal 2008
In millions except per-share amount	1st Quarter (1)(2)	2nd Quarter(1)	3rd Quarter(1)	4th Quarter(1)
Revenues	$3,837.9	$4,017.2	$4,160.0	$4,484.4
Cost of services (excluding depreciation and amortization)	3,098.1	3,253.8	3,301.6	3,498.4
Income before taxes	169.7	171.6	266.3	310.2
Net Income	108.1	75.8	179.0	181.7
Earnings per common share:
Basic	$0.62	$0.44	$1.07	$1.16
Diluted	$0.61	$0.43	$1.05	$1.15

A discussion of “Special Items” is included in Note 5 to the consolidated financial statements.

(1)	Includes pre-tax restructuring charges of $26.6, $25.9, $17.5, and $63.5 for the 1st, 2nd, 3rd, and 4th quarters, respectively.
(2)	Includes a pre-tax $22.4 charge related to the retirement of the Company’s former Chairman and Chief Executive Officer.
(3)	Includes goodwill impairment of $18.9.
(4)
Includes tax benefits of $370.5 in 2nd quarter associated with the IRS settlement and $169.0 in 4th quarter primarily associated with state and foreign jurisdiction audits.  Also included in 4th quarter is a charge of $18.3 for prior years income tax-related amounts.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended April 3, 2009, March 28, 2008, and March 30, 2007

In millions	Balance, beginning of period	Charged to cost and expenses	Other (1)	Deductions	Balance, end of period
Year ended April 3, 2009 allowance for doubtful receivables	$43.1	$33.2	$(8.4)	$(12.5)	$55.4

Year ended March 28, 2008 allowance for doubtful receivables	58.0	3.1	2.4	(20.4)	43.1

Year ended March 30, 2007 allowance for doubtful receivables	68.4	5.5	.1	(16.0)	58.0

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

PART II (continued)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures: Evaluation of Disclosure Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of April 3, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2009. See “Management Report on Internal Control over Financial Reporting” (on page 118) and “Report of Independent Registered Public Accounting Firm” on pages 119 through 120 of this Annual Report on Form 10-K.

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

During the fiscal quarter ended April 3, 2009, the Company completed remediation of the material weakness in controls and procedures over accounting for income taxes.  Remedial measures undertaken during fiscal 2008 and 2009 included recruitment of executive tax personnel, re-evaluation of the overall organization structure and reassignment of responsibilities within the function, recruitment of additional staff personnel with tax, accounting and financial reporting expertise, implementation of tax provision software, enhanced tax account reconciliation procedures,  and improvements in tax provision processes and the underlying procedures and internal controls.

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

The Company’s internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorization of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined the Company’s internal control over financial reporting as of April 3, 2009, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2009, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on pages 119-120.

Date: May 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation (the "Company") as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 3, 2009, of the Company and our report dated May 28, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132R on March 30, 2007, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 on March 31, 2007.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 28, 2009

Item 9B.  Other Information

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors, Executive Officers and Corporate Governance

 Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.”  Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1—Election of Directors”; Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance; “Corporate Governance”; “Additional Information—Business for 2010 Annual Meeting”, which sections are incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation” and “Corporate Governance,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of April 3, 2009.  See Note 13, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category (a)(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (b)	Weighted-average exercise price of outstanding options, warrants and rights (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
Equity compensation plans approved by security holders	19,192,199	$44.95	11,995,827[1]
Equity compensation plans not approved by security holders
Total	19,192,199		11,995,827
____________________________
[1]
Includes shares issuable under the 2001 Stock Incentive Plan.  This plan permits shares to be issued pursuant to any type of arrangement that by its terms involves or might involve the issuance of Common Stock or derivative securities with an exercise or conversion privilege at a price related to the Common Stock or with a value derived from the value of the Common Stock, including, without limitation, sales, bonuses and other transfers of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, RSUs, other securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units and performance shares, and any two or more of the foregoing in tandem or in the alternative.

Also includes shares issuable under the 2006 Nonemployee Director Incentive Plan, and the 2007 and 2004 Incentive Plans.  Each of these plans permits shares to be issued pursuant to stock options, restricted stock  or RSUs,  or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs, or any combination of the foregoing.

Other information required by this Item will appear in the Proxy Statement under the heading “Stock Ownership,” which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the Proxy Statement under the heading “Corporate Governance,” which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will appear in the Proxy Statement under the heading “Proposal 2—Ratification of Independent Auditors—Fees,” which section is incorporated herein by reference.

PART V

Item 15. Exhibits, Financial Statement Schedule

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report.  See the index on page 53.

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

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated September 15, 2008)

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

10.17	Management Agreement with Michael W. Laphen, effective September 10, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2007)

10.18
Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.19
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.20	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.21	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.23	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.24	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.25	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.26	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.27	Intentionally omitted

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

10.30	General Release of Claims, effective January 30, 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2008)
10.31	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1)
12	Ratio of Earnings to Fixed Charges

21	Significant Active Subsidiaries and Affiliates of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

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
Dated: May 28, 2009
/s/
Michael W. Laphen, Chairman, President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Michael W. Laphen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 28, 2009

/s/
Michael J. Mancuso	Vice President and Chief Financial Officer (Principal Financial Officer)	May 28, 2009

/s/
Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	May 28, 2009

/s/
Irving W. Bailey, II	Director	May 28, 2009

/s/
David J. Barram	Director	May 28, 2009

/s/
Stephen L. Baum	Director	May 28, 2009

/s/
Rodney F. Chase	Director	May 28, 2009

/s/
Judith R. Haberkorn	Director	May 28, 2009

/s/
F. Warren McFarlan	Director	May 28, 2009

/s/
Chong Sup Park	Director	May 28, 2009

/s/
Thomas H. Patrick	Director	May 28, 2009