Form 10-Q
period 2009-08-03
COMPUTER SCIENCES CORP
filed 2009-08-07
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 3, 2009

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

151,699,458 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2009.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Statements of Income, for the Quarters Ended July 3, 2009, and July 4, 2008	1

	Consolidated Condensed Balance Sheets, as of July 3, 2009, and April 3, 2009	2

	Consolidated Condensed Statements of Cash Flows for the Quarters Ended July 3, 2009, and July 4, 2008	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended
(Amounts in millions except per-share amounts)	July 3, 2009	July 4, 2008

Revenues	$3,898	$4,437

Costs of services (excludes depreciation and amortization)	3,156	3,602
Selling, general and administrative	247	278
Depreciation and amortization	270	317
Interest expense	55	64
Interest income	(7)	(10)
Other (income)/ expense	(8)	7

Total costs and expenses	3,713	4,258

Income before taxes	185	179
Taxes on income	52	53

Net income	133	126
Less: Net income attributable to noncontrolling interest, net of tax	2	5
Net income attributable to CSC common shareholders	$131	$121
Earnings per share:

Basic	$0.86	$0.80

Diluted	$0.85	$0.79

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Amounts in millions except shares)	July 3, 2009	April 3, 2009
ASSETS
Cash and cash equivalents	$1,920	$2,297
Receivables, net of allowance for doubtful accounts of $55 (2010) and $55 (2009)	3,976	3,786
Prepaid expenses and other current assets	1,888	1,624
Total current assets	7,784	7,707

Property and equipment, net of accumulated depreciation of $3,569 (2010) and $3,417 (2009)	2,403	2,353
Outsourcing contract costs, net	691	684
Software, net	488	476
Goodwill	3,865	3,784
Other assets	580	615
Total assets	$15,811	$15,619

LIABILITIES
Short-term debt and current maturities of long-term debt	$61	$62
Accounts payable	434	636
Accrued payroll and related costs	860	822
Other accrued expenses	1,185	1,264
Deferred revenue	977	915
Income taxes payable and deferred income taxes	311	317
Total current liabilities	3,828	4,016

Long-term debt, net of current maturities	4,176	4,173
Income tax liabilities and deferred income taxes	484	486
Other long-term liabilities	1,240	1,326
STOCKHOLDERS' EQUITY
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 159,830,006 (2010) and 159,688,820 (2009)	160	160
Additional paid-in capital	1,856	1,836
Retained earnings	5,023	4,893
Accumulated other comprehensive loss	(673)	(1,004)
Less common stock in treasury, at cost, 8,240,847 shares (2010) and 8,190,333 shares (2009)	(377)	(375)
Total CSC stockholders' equity	5,989	5,510
Noncontrolling interest	94	108
Total stockholders’ equity	6,083	5,618
Total liabilities and stockholders' equity	$15,811	$15,619

See accompanying notes

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008

Cash flows from operating activities:
Net income	$133	$126
Adjustments to reconcile net income to net cash used in operating activities:
Net income attributable to noncontrolling interest, net of tax	(2)	(5)
Depreciation and amortization and other non-cash charges	283	341
Stock based compensation	18	17
Provision for losses on accounts receivable	4	8
Unrealized foreign currency exchange (gain)/loss, net	(78)	10
Changes in operating assets and liabilities, net of acquisition effects:
Increase in assets	(186)	(114)
Decrease in liabilities	(469)	(439)

Net cash used in operating activities	(297)	(56)

Investing activities:
Purchases of property and equipment	(100)	(195)
Outsourcing contracts	(33)	(30)
Acquisitions	-	(62)
Software	(40)	(43)
Other investing cash flows	15	1

Net cash used in investing activities	(158)	(329)

Financing activities:
Net borrowing of commercial paper	-	417
Borrowings under lines of credit	8	238
Repayment on lines of credit	(13)	(52)
Principal payments on long-term debt	(9)	(308)
Proceeds from stock option and other common stock transactions	1	6
Repurchase of common stock	(2)	(3)
Excess tax benefit from stock-based compensation	-	1
Other financing cash flows	1	-

Net cash (used in) provided by financing activities	(14)	299

Effect of exchange rate changes on cash and cash equivalents	92	3

Net decrease in cash and cash equivalents	(377)	(83)

Cash and cash equivalents at beginning of year	2,297	699

Cash and cash equivalents at end of period	$1,920	$616

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009.  In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain columns and rows within the financial tables in this Form 10-Q include rounded numbers for disclosure purposes. Certain percentages and ratios are calculated from whole-dollar amounts.

Prior amounts have been updated from those presented in previously filed Forms 10-Q to reflect implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

Equity in earnings of unconsolidated affiliates of $5 million and $6 million for July 3, 2009, and July 4, 2008, respectively, have been reclassified from cost of services to other (income)/expense in the consolidated condensed statements of income.

Deferred cost balances at July 3, 2009, and April 3, 2009, of $1,271 million and $1,073 million, respectively, are included in prepaid expenses and other current assets.

Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued.

Note 2 – Accounting Changes

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of SFAS No. 160, the Company adopted the statement as of the beginning of fiscal year 2010 via retrospective application of the presentation and disclosure requirements. Noncontrolling interest of $108 million at April 3, 2009, was reclassified from the liabilities section to the stockholders’ equity section in the consolidated condensed balance sheet as of the beginning of fiscal year 2010. Net income attributable to noncontrolling interest of $2 million and $5 million, net of tax, for the quarters ended July 3, 2009, and July 4, 2008, respectively, is presented separately in the consolidated condensed statements of income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective as of the beginning of fiscal year 2010 via prospective application to business combinations. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this statement as of the beginning of fiscal year 2010. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Note 3 – Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008

Net income attributed to CSC common shareholders	$131	$121
Common share information:
Average common shares outstanding for basic EPS	151.539	151.187
Dilutive effect of stock options and equity awards	1.265	2.036
Shares for diluted EPS	152.804	153.223
Basic EPS	$0.86	$0.80
Diluted EPS	$0.85	$0.79

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 14,626,617 and 10,076,326 for the quarters ended July 3, 2009, and July 4, 2008, respectively.

Note 4 – Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2009 and April 3, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

(Amounts in millions)	July 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,000	$1,000	-	-
Time deposits	281	281	-	-
Derivative assets	8	-	$8	-
Total	$1,289	$1,281	$8	$-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	April 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,190	$1,190	-	-
Time deposits	549	549	-	-
Derivative assets	1	-	$1	-
Total	$1,740	$1,739	$1	$-

The Company’s derivative financial instruments include foreign currency forward contracts and purchased option contracts.  The fair value of the Company’s forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 for forward contracts.  Our option contract valuation inputs are based on quoted pricing from external valuations and do not involve management judgment. The inputs used to value the option contracts are considered Level 2 inputs.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses included in earnings are reported in other (income)/expense (See Note 6).

Financial Instruments

With respect to financial instruments, the Company’s carrying amounts of its other current assets and liabilities were deemed to approximate their market values due to their short maturity. The Company’s carrying amounts of long-term debt were $4,176 million and $4,173 million as of July 3, 2009, and April 3, 2009, respectively, and the estimated fair value was $4,155 million for both periods.

The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates.

Note 5 – Derivative Instruments

Foreign Currency

As a large global organization, the Company faces exposure to adverse movements in foreign currency exchange rates.  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process.  The Company generally manages these transactions by incurring costs to service contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, as business practices evolve, the Company is increasing its use of offshore support and is therefore becoming more exposed to currency fluctuations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other income and expenses.  In fiscal year 2010, the Company entered into foreign currency options to protect its operations from a loss due to a change in currency exchange rate.  As of July 3, 2009, the notional amount of forward contracts outstanding was approximately $821 million and the notional amount of purchased option contracts outstanding was $192 million.

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. The Company enters into numerous types of financing arrangements with a wide array of counterparties, including foreign currency forward contracts and purchased options. To monitor this risk, the Company enters into contracts with only large financial institutions and regularly reviews its credit exposure balances and the creditworthiness of the counterparty.

As of July 3, 2009, the fair value carrying amount of the Company’s derivative instruments was recorded in the balance sheet under prepaid expenses and other current assets for approximately $8 million.

Note 6 – Other (Income)/Expense

Other (income)/expense includes foreign currency gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, equity in earnings of unconsolidated affiliates, and gains and losses from the sale of non-operating assets.

For the quarters ended July 3, 2009, and July 4, 2008, the components of other (income)/expense were as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008
Foreign exchange losses, net	$1	$13
Equity in earnings of unconsolidated affiliates	(5)	(6)
Gain on sale of non-operating assets	(4)	-
Total Other (Income)/ Expense, net	$(8)	$7

While the currency hedging program is designed to protect CSC’s operations from a loss due to a change in currency exchange rates, the actual impact from forward contracts and options is recorded in other (income)/expense as these foreign currency contracts do not qualify as cash flow hedges.  The total premium cost paid for the Company’s option program for first quarter of fiscal year 2010 was $4 million and of this amount, $2 million was expensed in the current quarter and included in foreign exchanges losses/gains.  As of July 3, 2009, the notional amount of option contracts outstanding was approximately $192 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Net foreign exchange losses of $13 million in the prior year 2009 was attributed to a) the costs to hedge foreign currency intercompany balances and foreign currency economic risk associated with off-shore operations, which resulted in $9 million and b) miscellaneous foreign currency losses due to unhedged intercompany balances.

Gain on sale of non-operating assets in the first quarter of fiscal year 2010 includes $4 million recognized on the sale of the former headquarters building in El Segundo, California, in June 2009.

Note 7 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Quarter Ended		Quarter Ended
(Amounts in millions)	July 3, 2009		July 4, 2008
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$24	$8	$29	$12
Interest cost	41	26	37	30
Expected return on assets	(38)	(22)	(43)	(34)
Amortization of transition obligation	-	-	-	1
Amortization of unrecognized net loss	3	5	1	3
Pension curtailment	(13)	-	-	-
Net periodic pension cost	$17	$17	$24	$12

	Quarter Ended		Quarter Ended
(Amounts in millions)	July 3, 2009		July 4, 2008
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$-	$-	$1	$-
Interest cost	3	-	3	-
Expected return on assets	(1)	-	(2)	-
Amortization of transition obligation	1	-	-	-
Amortization of unrecognized net loss	1	-	1	-
Net provision for postretirement benefits	$4	$-	$3	$-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On May 20, 2009, the Company’s Board of Directors adopted a “freeze” amendment to the Computer Sciences Corporation Employee Pension Plan (the Plan) whereby effective July 10, 2009, the further accrual of all benefits ceased for most participants in the Plan.  As a result of this plan amendment, the Company remeasured the Plan’s pension expense for fiscal 2010 to reflect a) a new discount rate of 7.5%, b) the year-to-date increase in plan assets and c) the change in amortization basis to the expected average remaining life of plan participants. The discount rate is derived from averaging two independent third-party sources: the AON Yield Curve and the Citigroup Pension Discount Curve - Above Median. Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s.  This remeasurement resulted in a $115 million reduction to the pension benefit obligation, which improved the funded status of the Plan.  Additionally, the Company recognized a benefit resulting from the reversal of a prior service credit of $13 million in the quarter ended July 3, 2009.

The Company expects to contribute approximately $135 million to its defined benefit pension and $10 million to its postretirement benefit plans during fiscal 2010.  During the first three months of fiscal 2010, the Company contributed approximately $58 million to its defined benefit pension plans with $4 million to the postretirement benefit plans.

Note 8 – Income Taxes

The effective tax rate was 28.3% and 29.6% for the first quarter ended July 3, 2009, and July 4, 2008, respectively.  The decrease in the fiscal year 2010 rate was primarily attributable to a shift in the global mix of earnings into permanently reinvested foreign jurisdictions.  The fiscal year 2009 effective tax rate also reflects the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

The income taxes payable and deferred income taxes line included in current liabilities consists of the following:

(Amounts in millions)	July 3, 2009	April 3, 2009

Income taxes payable	$34	$40
Deferred income tax liabilities	259	259
Liability for uncertain tax positions	18	18
Total	$311	$317

The income tax liabilities and deferred income taxes line included in non-current liabilities consists of the following:

(Amounts in millions)	July 3, 2009	April 3, 2009

Deferred income tax liabilities	$(2)	$-
Liability for uncertain tax positions	486	486
Total	$484	$486

Receivables include income taxes receivable of $8 million and $8 million as of July 3, 2009, and April 3, 2009, respectively.  Prepaid expenses and other current assets include the current portion of deferred income taxes of $11 million and $10 million as of July 3, 2009, and April 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other assets include non-current deferred income tax assets of $145 million and $169 million as of July 3, 2009, and April 3, 2009, respectively.

As of July 3, 2009, in accordance with FASB Interpretation No. 48 (FIN 48), the Company's liability for uncertain tax positions was $504 million, including interest of $79 million and penalties of $26 million.  The Company’s liability for uncertain tax positions at July 3, 2009 includes $305 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

There were no material changes to the uncertain tax positions in the first quarter of fiscal year 2010 compared to fiscal year end 2009.

Tax Examination Status

The Company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2001 and forward
United Kingdom	2007 and forward

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  If a position for which the Company concluded was more likely than not and was subsequently not upheld, then the Company may need to accrue and ultimately pay an additional amount.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions in the amount of $31 million, excluding interest, penalties and tax carryforwards.

Note 9 – Stock Incentive Plans

As of July 3, 2009, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the quarter ended July 3, 2009, and July 4, 2008, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008
Cost of services	$4	$4
Selling, general and administrative	14	13
Total	$18	$17
Total net of tax	$11	$12

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the quarter ended July 3, 2009, and July 4, 2008, were $15.10 and $15.97 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Quarter Ended
	July 3, 2009	July 4, 2008
Risk-free interest rate	2.20%	3.24%
Expected volatility	42%	36%
Expected lives	4.14 years	4.08 years

During the quarter ended July 3, 2009, and July 4, 2008, the Company realized income tax benefits of $3 million and $5 million, respectively, and an excess tax benefit of an immaterial amount and $1 million, respectively, related to all of its stock incentive plans.

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At July 3, 2009, 9,047,632 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	Quarter Ended July 3, 2009
(Amounts in millions, except shares and per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of April 3, 2009	18,294,562	$47.15	5.53	$22.8
Granted	2,706,490	42.07
Exercised	(48,470)	28.90
Canceled/forfeited	(140,669)	53.16
Expired	(1,066,461)	57.64
Outstanding as of July 3, 2009	19,745,452	45.89	6.17	42.8

Vested and expected to vest in the future as of July 3, 2009	19,256,138	45.92	6.17	42.1
Exercisable as of July 3, 2009	14,167,128	$45.78	4.98	$36.7

The total intrinsic value of options exercised during the quarter ended July 3, 2009, and July 4, 2008, was $1 million and $3 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the quarter ended July 3, 2009, and July 4, 2008, was $1 million and $6 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As of July 3, 2009, there was $76 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.17 years.

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

A portion of the Equity Awards granted during the quarter ended July 3, 2009, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the quarter ended July 3, 2009, nine senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Equity Awards granted under stock incentive plans is as follows:

	Quarter Ended July 3, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding at April 3, 2009	881,504	$49.41
Granted	617,318	42.12
Released/Redeemed	(150,833)	49.60
Forfeited/Canceled	(189,825)	47.34
Outstanding at July 3, 2009	1,158,164	$45.84

As of July 3, 2009, there was $40 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.57 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of July 3, 2009, 49,500 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.

Information concerning RSUs granted to nonemployee directors is as follows:

	Quarter Ended July 3, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding at April 3, 2009	113,021	$45.96
Granted	-	-
Redeemed	-	-
Forfeited/canceled	-	-
Outstanding at July 3, 2009	113,021	$45.96

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

Note 10 – Dividends

No dividends were paid or declared during the periods presented.

Note 11 – Cash Flows

Cash payments for interest on indebtedness were $44 million and $38 million for the quarter ended July 3, 2009, and July 4, 2008, respectively.  Net cash payments for taxes on income were $60 million and $19 million for the quarter ended July 3, 2009, and July 4, 2008, respectively.  Noncash investing activities included capital lease obligations of $15 million and $38 million for the quarter ended July 3, 2009, and July 4, 2008, respectively.

Note 12 – Stockholders’ Equity and Comprehensive Income

The components of stockholders’ equity are as follows:

(Amounts in millions)	Total Equity	CSC Equity	Noncontrolling Interest Equity
Balance at April 3, 2009	$5,618	$5,510	$108

Net income	133	131	2
Additional paid in capital	20	20	-
Foreign currency translation adjustment	284	284	-
Pension service credit	47	47	-
Common stock in treasury	(2)	(2)	-
Distributions and other	(17)	(1)	(16)

Balance at July 3, 2009	$6,083	$5,989	$94

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of comprehensive income, net of tax, are as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008

Net Income attributable to CSC common shareholders	$131	$121

Foreign currency translation adjustment	284	25
Unfunded pension adjustment	47	1

Comprehensive income	$462	$147

Accumulated other comprehensive (loss)/income presented on the accompanying consolidated condensed balance sheets consist of accumulated foreign currency translation adjustments, unamortized benefit plan costs, and net unrealized gain on available for sale securities. The unfunded pension adjustment is attributable to the pension remeasurement effective May 20, 2009, as discussed in Note 7. The foreign currency translation adjustment is due to appreciation during fiscal 2010 first quarter in foreign currency-denominated assets and liabilities, primarily British Pound and Euro movements of 14.9% and 5.7%, respectively.

Note 13 – Segment Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).  The Company’s organization has continued to evolve, and management decided to consolidate and streamline the management and reporting structure.

At the start of fiscal 2010, the Company changed its internal organization structure, including a change to further strengthen market position by consolidating its application management services business, including all offshore activity with its outsourcing business. These changes have resulted in changes to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Consequently, the Company’s reportable segments in fiscal 2010 are as follows:

·
North American Public Sector (NPS) – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  In fiscal 2009, NPS was treated as a reportable segment and continues to be a reportable segment in fiscal 2010.

·
 Managed Services Sector (MSS) – The MSS segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  In fiscal 2009, Global Outsourcing Services (GOS) was considered a separate operating and reportable segment.  In fiscal 2010, the name of the segment was changed to Managed Services Sector; and the Applications and Technology Services (ATS) unit was moved from the Business Solutions & Services – Other (BS&S - Other) segment to MSS due to the fact that its services, particularly its applications management, are more aligned with the Company’s outsourcing services rather than consulting services. ATS results are no longer reported separately to the Chief Operating Decision Maker (CODM) but are included with the MSS segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

·
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.  In fiscal 2009, multiple operating segments were aggregated into three reportable segments: BS&S - Consulting, BS&S - Financial Services and BS&S - Other.   As a result of the reorganization in fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting to the CODM, and financial information is provided on a sector level only.  Based on this change, BSS is considered a reportable segment in fiscal 2010. Furthermore, most of the India operating segment, which was part of the BS&S – Other segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as discussed above.

Based on the above changes, the company has recast prior period’s reportable segments to be comparable with fiscal 2010.  The following tables summarize operating results by reportable segment for the following quarters:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2010
Quarter Ended July 3, 2009
Revenues	$1,519	$1,564	$838	$4	$(27)	$3,898
Operating Income (loss)	129	108	50	(22)	-	265
Depreciation and amortization	33	198	36	3	-	270

Fiscal 2009
Quarter Ended July 4, 2008
Revenues	1,493	1,897	1,074	4	(31)	4,437
Operating Income (loss)	114	106	84	(23)	1	282
Depreciation and amortization	36	230	48	3	-	317

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008

Operating income	$265	$282
Corporate G&A	(40)	(42)
Interest expense	(55)	(64)
Interest income	7	10
Other income/(expense)	8	(7)
Income before taxes	$185	$179

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Supplemental data for the recast segments is provided below for fiscal years 2009 and 2008:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2009
Quarter Ended April 3, 2009
Revenues	$1,514	$1,614	$1,012	$5	$(33)	$4,112
Operating Income (loss)	138	195	136	(20)	(2)	447

Quarter Ended January 2, 2009
Revenues	1,476	1,607	893	4	(28)	3,952
Operating Income (loss)	118	180	83	(10)	-	371

Quarter Ended October 3, 2008
Revenues	1,495	1,804	967	4	(31)	4,239
Operating Income (loss)	112	119	62	(11)	-	282

Quarter Ended July 4, 2008
Revenues	1,493	1,897	1,074	4	(31)	4,437
Operating Income (loss)	114	106	84	(23)	1	282

Fiscal 2008
Quarter Ended March 28, 2008
Revenues	1,476	1,947	1,096	9	(44)	4,484
Operating Income (loss)	108	209	146	(12)	(2)	449

Quarter Ended December 28, 2007
Revenues	1,435	1,824	927	-	(26)	4,160
Operating Income (loss)	113	171	72	(14)	3	345

Quarter Ended September 28, 2007
Revenues	1,451	1,706	888	4	(32)	4,017
Operating Income (loss)	79	129	80	(16)	(1)	271

Quarter Ended June 29, 2007
Revenues	1,420	1,583	860	4	(29)	3,838
Operating Income (loss)	109	95	61	(12)	(2)	251

Note 14 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  No adverse change in these factors has occurred in the first quarter of 2010 that would indicate a significant impact on the recoverability of goodwill and as a result, we concluded that an interim test of goodwill impairment is not needed.

At the beginning of fiscal 2010, the Company changed its internal organization structure.  These changes have resulted in changes to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”   See Note 13 for further details. As such, based on the changes, the Company has recast the prior period’s reporting segments to be comparable with fiscal 2010.

The following table summarizes the changes in the carrying amount of goodwill by segment for the quarter ended July 3, 2009, is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	NPS	MSS	BSS	Total
Balance as of April 3, 2009	$692	$1,915	$1,177	$3,784
Additions	2	-	-	2
Foreign currency translation	-	53	26	79
Balance as of July 3, 2009	$694	$1,968	$1,203	$3,865

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with SFAS No. 52, “Foreign Currency Translation.”

A summary of amortizable intangible assets as of July 3, 2009, and April 3, 2009, is as follows:

	As of July 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,617	$1,129	$488
Outsourcing contract costs	2,036	1,345	691
Customer and other intangible assets	396	206	190

Total intangible assets	$4,049	$2,680	$1,369

	As of April 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,558	$1,082	$476
Outsourcing contract costs	1,925	1,241	684
Customer and other intangible assets	402	200	202

Total intangible assets	$3,885	$2,523	$1,362

Amortization related to intangible assets was $102 million and $134 million for the quarter ended July 3, 2009, and July 4, 2008, respectively.  Estimated amortization expense related to intangible assets as of April 3, 2009, for each of the subsequent five years, fiscal 2010 through fiscal 2014, is as follows: $350 million, $266 million, $216 million, $158 million and $110 million, respectively.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of July 3, 2009, the Company had $45 million of accounts receivable, $9 million of allowance for doubtful accounts, $16 million of fixed assets, $8 million of other assets, and $6 million of outsourcing contract costs with customers involved in bankruptcy proceedings. In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  At July 3, 2009, the Company had $559 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $676 million of such working capital lines, and the amount of the maximum potential payment is $27 million, representing the amount of the related outstanding subsidiary debt as of July 3, 2009.  The $27 million outstanding debt is reflected in the Company’s consolidated financial statements.

The Company generally indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret.  CSC’s indemnification covers costs to defend customers from claims, court awards or related settlements.  The Company maintains the right to modify or replace software in order to eliminate any infringement.  Historically, CSC has not incurred any significant costs related to customer software license indemnification.  Management considers the likelihood of incurring future costs to be remote, and accordingly the Company has not recorded a related liability.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in  Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in the Circuit Court of Miller County, Arkansas, shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs alleged the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees insured for bodily injury claims.  Plaintiffs also alleged wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs sought injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company vigorously defended itself against the allegations.  On June 11, 2008, the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.  As a result, the Company continued as a defendant in the Hensley litigation and also as a defendant in a separate putative class action pending in the Circuit Court of Miller County, Arkansas (styled Basham, et al. vs. Computer Sciences Corporation, et al.), along with certain insurance companies previously named as defendants in the Hensley  litigation.  During the second, third, and fourth quarters of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties obtained preliminary approval of the settlement from the court.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.  On August 3, 2009, the court gave its final approval of the settlement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  Included in current assets on the Company's balance sheet are approximately $443 million ($414 million of which is subject to the claims) of unbilled receivables and $371 million of deferred costs related to the claims associated with the two contracts.  The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the federal Acquisition Regulation.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900  million total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.  With respect to the second set of claims, the government issued its denial on November 15, 2007.  As with the larger set of claims, the Company disagrees with the government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation has been delayed and is expected to begin during the fourth quarter of fiscal year 2010 and could continue for a year or more.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On June 1, 2006, a shareholder derivative complaint was filed in Los Angeles County Superior Court naming CSC as a nominal defendant and various current and former CSC officers and directors as individual defendants.  The complaint was titled Allbright v. Bailey et al., Case No. BC353316, and alleged the backdating of stock option grants to various senior executives at CSC.  Thereafter, two additional related shareholder derivative complaints were filed in Los Angeles Superior Court, Jones v. Bailey et al. , Case No. BC354686, and Laborers' International Union v. Bailey et al., Case No. BC356675.  The Laborers' action was subsequently voluntarily dismissed without prejudice, and in September 2006 Jones was consolidated with Allbright .  In July 2008, following a dismissal based on failure to adequately allege that a pre-suit "demand" on the Board was excused and a subsequent amended complaint, Superior Court Judge Carl West sustained a second demurrer based on demand pleadings and dismissed the consolidated case with prejudice.  The statutory time for filing a notice of appeal has passed and plaintiffs in the state court case have not appealed the court’s granting of the Company’s demurrer and dismissal.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On July 13, 2009, Judge James Otero of the United States District Court for the Central District of California entered an Order granting summary judgment in favor of the Company and certain other defendants in the case of In Re Computer Sciences Corp. ERISA Litigation (Case No. CV 08-2398-SJO).  The case involved a class action proceeding alleging violations by the Company and certain directors and other individuals of the ERISA statute related to claims of alleged backdating of stock options. On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  The history of the case is further set forth below.

On August 15, 2006, a federal ERISA class action involving allegations of backdating stock options at the Company was filed in the U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before Judge Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and defendants filed their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants answered the complaint and the parties conducted discovery.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs’ motion for class certification.  On January 13, 2009, defendants filed a petition with the United States Court of Appeals for the Ninth Circuit pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, requesting that the Court of Appeals accept their appeal from the order granting class certification.  Plaintiffs filed their opposition on January 23, 2009.  The Court of Appeals denied defendants’ request for permission to appeal on March 12, 2009.  Discovery closed on April 28, 2009.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009.  Reply briefs were filed on May 22, 2009.  On July 13, 2009, Judge Otero issued an order granting summary judgment in favor of defendants. On July 28, 2009, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above.  On June 30, 2009 the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  The defendants deny the allegations in the Complaint.  A response to the Complaint is due on August 7, 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Litigation is inherently uncertain and it is not possible to predict the ultimate outcome of the matters discussed above.  It is possible that the Company's business, financial condition, results of operations, or cash flows could be affected by the resolution of this matter.  Whether any losses, damages or remedies ultimately resulting from a proceeding could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages, if any, and the structure and type of any such remedies.  Depending on the ultimate resolution of these matters, some may be material to the Company's operating results for a particular period if an unfavorable outcome results, although such a material unfavorable result is not presently expected, and all other litigation, in the aggregate, is not expected to result in a material adverse impact to the consolidated condensed financial statements.

Note 16 – Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The required disclosures will be provided in CSC’s financial statements for the fiscal year 2010 on Form 10-K.

On June 12, 2009, the FASB issued SFAS No.166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140,” which is a revision to Statement 140.  Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a significant effect on CSC’s financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a significant effect on CSC’s financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The FASB approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009.  All existing accounting standard documents are superseded.  All other non-SEC accounting literature not included in the Codification is considered nonauthoritative. The statement becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to result in a change to current accounting.  References to accounting guidance beginning next quarter will be to the Accounting Standards Codification.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2010 versus
First Quarter of Fiscal 2009

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 3, 2009.  The following discusses the Company's results of operations and financial condition as of and for the quarter ended July 3, 2009, and the comparable period for the prior fiscal year.

The reader should note free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities, and (3) capital lease payments.  However, CSC’s free cash flow measures do not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP.  In addition to being a management tool for its evaluation of the business performance, this non-GAAP financial measure also provides useful information to investors regarding the Company’s financial condition and results of operations as it provides another measure of the Company’s performance and ability to service its debt.  Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures, and reconciliation thereto, of operating, investing and financing cash flows, as well as by reviewing the debt-to-total capitalization ratios.

Return on Investment (ROI) is a ratio that uses a non-GAAP measure of Adjusted Net Income in the numerator.  Adjusted Net Income consists of net income available to CSC common shareholders adjusted to exclude tax effected interest expense and special items.

First Quarter Overview

Key operating results and significant developments for the first quarter include:

·	First quarter revenues as reported decreased 12.2% to $3.9 billion, and declined 6.2% in constant currency compared to the first quarter of the prior fiscal year.
·	Net income increased 8.3% to $131 million for the first quarter, up from $121 million in the first quarter of the prior fiscal year.
·	Diluted earnings per share rose 7.6% to $0.85 for the first quarter, up from $0.79 in the first quarter of the prior fiscal year.
·
Business awards of $3.5 billion were announced for the quarter, down from $5.4 billion announced in the first quarter of prior fiscal year. The first quarter of fiscal 2010 total consisted of $1.1 billion awarded to MSS, $1.6 billion awarded to the NPS and $.8 billion awarded to BSS.

·	DSO of 93 days improved 4 days compared to the end of the first quarter of the prior fiscal year.(1)
·	Debt-to-total capitalization ratio(2) at quarter-end was 41.1% compared to 43.0% at fiscal year-end 2009.
·	ROI for the twelve months ended July 3, 2009, was 14.5%, driven significantly by tax benefits in the last three quarters of fiscal 2009.(3)
·	Cash used in operating activities was $297 million for the first quarter, compared to cash used of $56 million for the first quarter of prior fiscal year.
·	Cash used in investing activities was $158 million for the first quarter, compared to cash used of $329 million for the first quarter of prior fiscal year.
·	Cash used in financing activities was $14 million for the first quarter, compared to cash provided of $299 million for the first quarter of prior fiscal year.
·	Free cash outflow for the first quarter was $462 million compared to $329 million for the first quarter of the prior fiscal year.(4)

(1)
DSO for the quarter is calculated as total receivables, at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last quarter divided by the number of days in the fiscal quarter. Total receivables includes unbilled receivables but excludes tax receivables.

(2)	Debt-to-total capitalization is defined as total current and long-term debt divided by total debt and equity including noncontrolling interest.
(3)
ROI is calculated by multiplying profit margin times investment base turnover.  The profit margin used is last four quarters' adjusted net income (net income available to CSC common shareholders adjusted to exclude tax effected interest expense and special items), divided by revenues. Investment base turnover equals revenues divided by average debt and equity.

(4)	The following is a reconciliation of free cash flow to the most directly comparable U.S. Generally Accepted Accounting Principle (GAAP) financial measure:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008

Free cash flow	$(462)	$(329)
Net cash used in investing activities	158	329
Acquisitions	-	(62)
Capital lease payments	7	6
Net cash used in operating activities	$(297)	$(56)
Net cash used in investing activities	$(158)	$(329)
Net cash (used)/provided by financing activities	$(14)	$299

Reportable Segments

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).  The Company’s organization has continued to evolve, and management decided to consolidate and streamline the management and reporting structure.  Therefore, at the start of fiscal 2010, the Company changed its internal organization structure, including a change to further strengthen market position with consolidating its application management services business, including all offshore activity, with its outsourcing business. These changes resulted in modifications to the Company’s reportable segments pursuant to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Consequently, the Company’s reportable segments in fiscal 2010 are as follows:

•
North American Public Sector (NPS) – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  In fiscal 2009, NPS was treated as a reportable segment and continues to be a reportable segment in fiscal 2010.

•
 Managed Services Sector (MSS) – The MSS segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  In fiscal 2009, Global Outsourcing Services (GOS) was considered a separate operating and reportable segment.  In fiscal 2010, the name of the segment was changed to Managed Services Sector; and the Applications & Technology Services (ATS) unit was moved from the Business Solutions & Services – Other (BS&S - Other) segment to MSS due to the fact that its services, particularly its applications management, are more aligned with the Company’s outsourcing services rather than consulting services. ATS results are no longer reported separately to the Chief Operating Decision Maker (CODM) and are included with the MSS segment.

•
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.  In fiscal 2009, multiple operating segments that reported directly into the CODM were aggregated into three reportable segments: BS&S- Consulting, BS&S- Financial Services and BS&S- Other.  As a result of the reorganization for fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting directly to the CODM with financial information provided at the consolidated BSS sector level.  Based on this change, BSS is considered a reportable segment in fiscal 2010. Furthermore, most of the India operating segment, which was part of the BS&S – Other reportable segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as noted above.

Based on the above changes, the Company recast the prior period’s reportable segments to be comparable with fiscal 2010.

Results of Operations

Revenues

	Quarter Ended
(Dollars in millions)	July 3, 2009	July 4, 2008	Change	Percent

NPS	$1,519	$1,493	$26	1.7%
MSS	1,564	1,897	(333)	(17.6%)
BSS	838	1,074	(236)	(22.0%)
Corporate	4	4	-	-
Subtotal	3,925	4,468	(543)	(12.2%)
Eliminations	(27)	(31)	4	-
Total Revenue	$3,898	$4,437	$(539)	(12.2%)

The factors affecting the percent change in revenues for the first quarter of fiscal 2010 are as follows:

	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.8%	-	0.9%	1.7%
MSS	-	(9.7%)	(7.9%)	(17.6%)
BSS	-	(7.5%)	(14.5%)	(22.0%)
Cumulative Net Percentage	0.3%	(6.0%)	(6.5%)	(12.2%)

Revenue for the first quarter of fiscal 2010 decreased 12.2% compared to the same quarter in the prior year, with a 1.7% increase in NPS offset by larger declines in BSS and MSS.  Currency fluctuations for first quarter of fiscal 2009 accounted for approximately 6.0%, or $264 million, of the decline. Approximately $170 million, or 3.7%, of the decline was due to an extra week in the prior year first quarter.  After the impact of currency and the extra week, the remaining decline of 2.5% is the result of reduced volumes and demand in the BSS and MSS sectors and is discussed further below.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:
	Quarter Ended
(Amounts in millions)	July 3,2009	July 4, 2008	Change	Percent

Department of Defense	$1,121	$1,020	$101	9.9%
Civil agencies	366	426	(60)	(14.1%)
Other (1)	32	47	(15)	(31.9%)
Total North American Public Sector	$1,519	$1,493	$26	1.7%

(1)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

NPS revenue increased $26 million, or 1.7%, in the fiscal 2010 first quarter as compared to the same period in the prior year. Approximately $12 million, or 0.8%, was due to an acquisition made in the fiscal 2009 third quarter of a logistics engineering business. The one extra week in the first quarter of fiscal 2009 resulted in approximately $67 million of revenue in the prior year, adversely affecting the quarterly comparison by 4.7%. Growth on existing programs in support of Department of Defense agencies, including a field operations program won in fiscal 2009, more than offset declines in Civil agencies and other.

Managed Services Sector

MSS revenue declined $333 million, or 17.6%, in the fiscal first quarter 2010 as compared to the same period in the prior year. Approximately $184 million, or 9.7%, was due to adverse currency movements between the two periods. The remaining decline of $150 million, or 7.9%, was primarily due to reduced scope and project work on various existing clients as well as several contract conclusions and terminations. The extra week in the first quarter of fiscal 2009 contributed approximately $35 million, or 1.7%, to the decline as well. Partly offsetting the declines was $11 million from a new fiscal 2009 contract in the manufacturing industry, as well as increased scope and project work on other clients. MSS has experienced pricing pressures and instituted cost reduction actions in the first quarter and prior year to mitigate these pressures. These items included staff reductions and shifting certain back-office functions to lower cost geographies.

Business Solutions and Services

BSS revenue declined $236 million, or 22.0%, in the fiscal 2010 first quarter as compared to the same period in the prior year. Approximately $80 million, or 7.5%, was due to adverse currency movements between the two periods. Of the remaining $156 million decline, or 14.5%, approximately 5 percentage points was due to the extra week in the prior year quarter, 3 percentage points was due to declines in an Australian staffing business and an Asian valued-added reseller business, and 3 percentage points was due to declines in the financial services business including lower software license sales. The remaining decline of approximately $39 million, or 3.6%, resulted from a decline in consulting work as new projects were delayed and existing projects concluded.  The Company has experienced subdued discretionary project demand in BSS; consequently, it has taken mitigating actions to include adjusting staffing levels and aligning resources with growth areas.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	July 3, 2009	July 4, 2008	July 3, 2009	July 4, 2008

Cost of services (excludes depreciation and amortization)	$3,156	$3,602	81.0%	81.2%	(.2%)
Selling, general and administrative	247	278	6.3	6.3	-
Depreciation and amortization	270	317	7.0	7.1	(.1)
Interest expense, net	48	54	1.2	1.2	.-
Other (income)/expense	(8)	7	(.2)	.2	(.4)
Total	$3,713	$4,258	95.3%	96.0%	(.7%)

Costs and expenses as a percentage of revenue for the first quarter of fiscal 2010 decreased .7% points to 95.3% from 96.0% in fiscal 2009. The improvement was a result of a .2% points decrease in  cost of services, .1% point decrease in depreciation and amortization, as well as a .4% impact of a change in other (income)/expense.

The Company substantially matches revenues and costs in the same currency.  As such, the foreign currency impact of approximately 6.0 percentage points on revenues and costs for the quarter did not have a material impact on costs and expenses as a percentage of revenue.  The Company is increasing its use of off-shore support and therefore its exposure to foreign currency fluctuations.  The Company’s efforts to manage the exposure to foreign currency fluctuations has reduced the gains and losses from foreign currency fluctuations and resulted in additional costs, all of which is reported in other (income)/expense.

Costs of Services

Costs of services (COS) as a percentage of revenue declined .2% points for the first quarter of fiscal 2010. The improvement came from cost reduction programs in BSS and MSS implemented in the current and prior periods that reduced headcount. These improvements were offset by increasing pricing pressure and lower staff utilization rates, especially in BSS, and a slight business mix shift in the quarter for NPS which has higher COS ratios than BSS and MSS. In addition, a $13 million reduction of COS was recorded in the first quarter of fiscal 2010 from the reversal of a prior service credit, resulting from the Company’s decision to freeze future benefits relating to salary and service for most participants in the U.S.-based Computer Sciences Corporation Employee Pension Plan. Approximately $7 million of the curtailment credit was in NPS and $6 million in MSS. See Note 7 to the Consolidated Condensed Financial Statements for further discussion.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, which declined in dollar terms, as a percentage of revenue was unchanged in the first quarter of fiscal 2010 at 6.3%. The SG&A ratio benefited from the business mix as NPS has lower SG&A ratios than MSS and BSS.  Additional benefit to the SG&A ratio came from the Company’s ongoing cost containment measures, including the MSS segment movement of some back-office functions to lower cost geographies. These factors partly offset a slight increase in the ratio in MSS caused primarily by approximately $4 million in increased allowance for doubtful accounts in the quarter.

Depreciation and Amortization

Depreciation and amortization (D&A) declined $47 million primarily due to reduced capital expenditures and the effect of movements in foreign exchange rates. By asset type, slightly over half of the decrease was in amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, as normal amortization outweighed the impact of new additions.  The remainder of the decrease was in depreciation of property and equipment, reflecting the Company’s efforts to limit capital spending.

D&A as a percentage of revenue declined .1% points for the first quarter of fiscal 2010. The ratio benefited from the business mix towards greater NPS business which has lower D&A ratios than MSS and BSS. In addition, both NPS and BSS D&A ratios declined slightly in the fiscal 2010 first quarter versus fiscal 2009, offsetting an increase in the MSS ratio quarter over quarter. While the Company continues to focus on reducing capital expenditures, which is driving lower depreciation expense overall, the 17.6% MSS revenue decline in the first quarter exceeded the MSS D&A decline of 14%, causing the ratio to increase in the quarter versus the prior year.

Interest Expense, Net

Interest expense, net of interest income, declined $6 million in fiscal 2010 first quarter as compared to the fiscal 2009 first quarter. The decrease was due to a higher cash and cash equivalents balance at July 3, 2009, versus July 4, 2008 ($1.9 billion versus $616 million, respectively), causing higher interest income. The higher income was partially offset by higher debt in the first quarter of fiscal 2010 ($4.2 billion versus $3.8 billion), but at a lower average borrowing cost than a year ago. The higher cash and debt balances are primarily a result of the October 2008 $1.5 billion draw down of the Company’s credit facility to repay commercial paper and maturing long term debt, as well as to increase the Company’s liquidity position. The interest rate on the credit facility was lower than that on the commercial paper and term debt.

Other (Income)/Expense

Other income of $8 million in the first quarter of fiscal 2010 compared to other expense of $7 million in the first quarter of fiscal 2009. Other (income)/expense includes foreign exchange gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, equity in earnings of unconsolidated affiliates, as well as hedging costs and other miscellaneous gains and losses from the sale of non-operating assets.  Other income in the first quarter of fiscal 2010 resulted from a $4 million gain on the sale of the Company’s former headquarters building in El Segundo, California and $5 million from equity in earnings of unconsolidated affiliates.

Net foreign exchange losses of $13 million in the first quarter of fiscal 2009 were attributable to the costs to hedge foreign currency intercompany balances and foreign currency economic risk associated with off-shore operations, as well as miscellaneous foreign currency losses due to unhedged intercompany balances, partly offset by $6 million from equity in earnings of unconsolidated affiliates.

Taxes

The effective tax rate was 28.3% and 29.6% for the first quarter ended July 3, 2009, and July 4, 2008, respectively.  The decrease in the fiscal year 2010 rate was primarily attributable to a shift in the global mix of earnings into permanently reinvested foreign jurisdictions.  The fiscal year 2009 effective tax rate also reflects the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

As of July 3, 2009, the Company's liability for uncertain tax positions was $504 million, including interest of $79 million and penalties of $26 million.  There were no material changes to the uncertain tax positions in the first quarter of fiscal year 2010 compared to fiscal year end 2009.

Interest expense is expected to continue to accrue at approximately $4 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share on a diluted basis were $.85 for the quarter ended July 3, 2010, compared to $.79  for the prior year quarter. The increase in earnings per share was the result of an increase in net income attributable to CSC common shareholders of $10 million and a decrease in the share base (on a fully diluted basis) of 419,000 shares. The reduction in the share base was the result of a decline in common stock equivalents due to the decline in the Company’s stock price on a year over year basis.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2009	July 4, 2008
Net cash used in operations	$(297)	$(56)
Net cash used in investing	(158)	(329)
Net cash provided by financing activities	(14)	299
Effect of exchange rate changes on cash and cash equivalents	92	3
Net increase (decrease) in cash and cash equivalents	(377)	(83)
Cash and cash equivalents at beginning of year	2,297	699
Cash and cash equivalents at quarter end	$1,920	$616

Net cash used in operations for the first quarter of fiscal 2010 was $297 million compared to $56 million for the prior year.  The higher outflow was driven by both lower non-cash charges and greater increases in working capital, as described further below.

·
Depreciation and amortization expenses and other non-cash charges of $283 million were $58 million lower than the prior year quarter.  Decreases were seen in all segments, led by MSS which reports approximately two-thirds of the Company’s depreciation and amortization. D&A declined $47 million due to reduced capital expenditures and foreign exchange rate changes. By asset type, slightly over half of the decrease was in amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, as normal amortization outweighed the impact of new additions.  The remainder of the decrease was in depreciation of property and equipment, reflecting a lower level of new business in recent quarters as well as the Company’s efforts to limit capital spending.

·
Unrealized foreign currency gains of $78 million reflect foreign currency exchange rate trends.  The Company continues to execute a hedging program and, for income statement purposes, had largely offsetting realized losses.

·
Increases in current assets of $186 million was $72 million higher than the prior year quarter increase, driven by growth in accounts receivable versus a prior year quarter decline, primarily in the MSS segment.  The increase in accounts receivables was a result of an increase in days sales outstanding from 84 days at April 3, 2009, to 93 days at July 3, 2009.

·
Decreases in current and other non-interest bearing liabilities of $469 million were $30 million greater than the prior year quarter, driven primarily by decreases for the quarter in post-retirement benefits and accounts payable.

Net cash used in investing activities of $158 million for the first quarter was $171 million lower than the prior year quarter.  Purchases of property and equipment of $100 million were $95 million lower, reflecting the same drivers as reduced depreciation expense described above.  The prior year quarter also included $62 million used for acquisitions with none in the current year quarter.

Financing activities for the first quarter were not significant.  The fiscal 2009 first quarter net inflow of $299 million included $417 million of net commercial paper borrowings as well as $238 million of borrowings under lines of credit.  These funds were used for operating purposes and for the repayment of $308 million of maturing term debt.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the year ended April 3, 2009.  In addition the Company has liabilities related to unrecognized tax benefits; however, the Company cannot reasonably estimate the timing and amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1.9 billion at July 3, 2009, and $2.3 billion at April 3, 2009. The decreased balance is primarily a result of operating and investing cash outflows during the first quarter of fiscal 2010 of $297 million and $158 million, respectively. Equity increased by $465 million during the first quarter of fiscal 2010 primarily due to net income attributable to CSC shareholders of $131 million and a foreign currency translation adjustment of $284 million in the accumulated other comprehensive income account.

At the end of the first quarter of fiscal 2010, CSC’s ratio of debt to total capitalization was 41.1%, down from 43.0% at the end of fiscal year 2009. The decrease in the debt ratio for the first quarter of fiscal 2010 was primarily the result of the increased equity of $465 million as discussed above. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the first quarter of fiscal 2010 and as of fiscal year end 2009.

Dollars in millions	July 3, 2009	April 3, 2009
Debt	$4,237	$4,235
Equity	6,083	5,618
Total capitalization	$10,320	$9,853
Debt to total capitalization	41.1%	43.0%

At July 3, 2009, the Company had $27 million of short-term borrowings under uncommitted lines of credit with foreign banks, $34 million of current maturities and $4,176 million of long-term debt.  The Company had no outstanding commercial paper as of July 3, 2009.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of July 3, 2009, the Company had a net investment in the contract of approximately $788 million.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets. The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete, could potentially adversely impact such recovery and the Company’s liquidity

Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

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

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option described in the Company's Form 10-K.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended April 3, 2009.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2009.  An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.  The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies.  Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government.  Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery.  If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.  The Company routinely negotiates such contract modifications.  For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

First Quarter of Fiscal 2010
PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of July 3, 2009, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the quarter ended July 3, 2009, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 3, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2009, in all material respects.

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

During the fiscal quarter ended July 3,  2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in  Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in the Circuit Court of Miller County, Arkansas, shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs alleged the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees insured for bodily injury claims.  Plaintiffs also alleged wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  Plaintiffs sought injunctive and monetary relief of less than $75,000 for each class member, as well as attorney's fees and costs.  The Company vigorously defended itself against the allegations.  On June 11, 2008, the court granted plaintiffs’ motion to sever certain defendants, including the Company, from the Hensley litigation.  As a result, the Company continued as a defendant in the Hensley litigation and also as a defendant in a separate putative class action pending in the Circuit Court of Miller County, Arkansas (styled Basham, et al. vs. Computer Sciences Corporation, et al.), along with certain insurance companies previously named as defendants in the Hensley  litigation.  During the second, third, and fourth quarters of fiscal 2009 the Company, along with certain other defendants in the Hensley and Basham litigation, engaged in settlement discussions with legal counsel representing the putative class members through mediation proceedings facilitated by an independent mediator.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation and the parties obtained preliminary approval of the settlement from the court.  As part of the settlement, the Company has agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.  On August 3, 2009, the court gave its final approval of the settlement.

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

Nothwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the federal Acquisition Regulation.  The Company believes it has valid bases for pursuing recovery of these REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the larger set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900  million total value for both sets of claims noted above.  This adjustment is solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.  With respect to the second set of claims, the government issued its denial on November 15, 2007.  As with the larger set of claims, the Company disagrees with the government’s denial both factually and contractually and initiated litigation at the Armed Services Board of Contract Appeals on February 12, 2008.  The discovery phase of this litigation has been delayed and is expected to begin during the fourth quarter of fiscal year 2010 and could continue for a year or more.

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

On July 13, 2009, Judge James Otero of the United States District Court for the Central District of California entered an Order granting summary judgment in favor of the Company and certain other defendants in the case of In Re Computer Sciences Corp. ERISA Litigation (Case No. CV 08-2398-SJO).  The case involved a class action proceeding alleging violations by the Company and certain directors and other individuals of the ERISA statute related to claims of alleged backdating of stock options. On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit  The history of the case is further set forth below.

On August 15, 2006, a federal ERISA class action involving allegations of backdating at the Company was filed in the U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before Judge Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and defendants filed their memorandum in opposition to the motion on August 11, 2008.  On September 2, 2008, Judge Otero issued orders denying defendants’ motion to dismiss, and also denying plaintiffs’ motion for class certification.  Defendants answered the complaint and the parties conducted discovery.  On November 13, 2008, plaintiffs filed a new motion for class certification and the defendants filed a memorandum in opposition on December 8, 2008.  On December 29, 2008, Judge Otero granted plaintiffs’ motion for class certification.  On January 13, 2009, defendants filed a petition with the United States Court of Appeals for the Ninth Circuit pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, requesting that the Court of Appeals accept their appeal from the order granting class certification.  Plaintiffs filed their opposition on January 23, 2009.  The Court of Appeals denied defendants’ request for permission to appeal on March 12, 2009.  Discovery closed on April 28, 2009.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009.  Reply briefs were filed on May 22, 2009.  On July 13, 2009, Judge Otero issued an order granting summary judgment in favor of defendants. On July 28, 2009, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  The defendants deny the allegations in the Complaint.  A response to the Complaint is due on August 7, 2009.

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

Item 1A.  Risk Factors

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended April 3, 2009.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending July 3, 2009, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 4, 2009, to May 1, 2009	-	-	-	-
May 2, 2009, to May 29, 2009	-	-	-	-
May 30, 2009, to July 3, 2009	48,330	$39.23	-	-

(1)
The Company accepted 48,330 shares of its common stock in the quarter ended July 3, 2009, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held its Annual Meeting of Stockholders on August 3, 2009.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There were no solicitations in opposition to management’s nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Judith R. Haberkorn, Michael W. Laphen, F. Warren McFarlan, Chong Sup Park and Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	131,504,678	2,482,615
David J. Barram	132,553,001	1,434,292
Stephen L. Baum	132,568,820	1,418,473
Rodney F. Chase	128,195,840	5,791,453
Judith R. Haberkorn	131,760,106	2,227,187
Michael W. Laphen	131,177,850	2,809,443
F. Warren McFarlan	131,489,807	2,497,486
Chong Sup Park	130,603,243	3,384,050
Thomas H. Patrick	132,566,534	1,420,759

c.
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2009 fiscal year was approved by the stockholders.  There were 129,517,615 votes cast for approval, 4,403,999 votes cast against approval and 65,679 abstentions.

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

Exhibit Number	Description of Exhibit
10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.9
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1)  (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.10	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.11	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

Exhibit Number	Description of Exhibit
10.17	Management Agreement with Michael W. Laphen, effective September 10, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2007)

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

10.20	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.21	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.23	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.24	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.25	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.26	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.27	Form of Performance-Based Restricted Stock Unit Agreement (Replacement Grant)

Exhibit Number	Description of Exhibit
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

10.30	General Release of Claims, effective January 30. 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2008)
10.31	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1)
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008.)

101.INS	XBRL Instance(3)

101.SCH	XBRL Taxonomy Extension Scheme(3)

101.CAL	XBRL Taxonomy Extension Calculation(3)

101.LAB	XBRL Taxonomy Extension Labels(3)

101.PRE	XBRL Taxonomy Extension Presentation(3)

(1)Management contract or compensatory plan or agreement

(2)Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.

(3)Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 7, 2009	By:	/s/ Donald G. DeBuck
Donald G. DeBuck Vice President and Controller (Principal Accounting Officer)