Form 10-Q
period 2009-10-02
COMPUTER SCIENCES CORP
filed 2009-11-12
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 2, 2009

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

152,418,908 shares of Common Stock, $1.00 par value, were outstanding on October 30, 2009.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions except per-share amounts)	Oct. 2, 2009	Oct. 3, 2008	Oct. 2, 2009	Oct. 3, 2008

Revenues	$4,041	$4,239	$7,938	$8,676

Costs of services (excludes depreciation and amortization)	3,215	3,410	6,371	7,012
Selling, general and administrative	246	285	493	563
Depreciation and amortization	275	312	544	629
Interest expense	53	59	108	123
Interest income	(7)	(9)	(13)	(19)
Other (income)/expense	(1)	(4)	(9)	5
Total costs and expenses	3,781	4,053	7,494	8,313

Income before taxes	260	186	444	363
Taxes on income	39	(267)	91	(214)
Net income	221	453	353	577

Less:
Net income attributable to noncontrolling interest, net of tax	5	1	7	5
Net income attributable to CSC common shareholders	$216	$452	$346	$572
Earnings per share:
Basic	$1.42	$2.98	$2.28	$3.78

Diluted	$1.40	$2.95	$2.26	$3.74

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of	As of
(Amounts in millions except shares)	Oct. 2, 2009	Apr. 3, 2009
ASSETS
Cash and cash equivalents	$2,407	$2,297
Receivables, net of allowance for doubtful accounts of $64 (fiscal 2010) and $55 (fiscal 2009)	3,850	3,786
Prepaid expenses and other current assets	1,898	1,624
Total current assets	8,155	7,707
Property and equipment, net of accumulated depreciation of $3,692 (fiscal 2010) and $3,417 (fiscal 2009)	2,345	2,353
Outsourcing contract costs, net	680	684
Software, net	471	476
Goodwill	3,924	3,784
Other assets	562	615
Total assets	$16,137	$15,619

LIABILITIES
Short-term debt and current maturities of long-term debt	$65	$62
Accounts payable	532	636
Accrued payroll and related costs	841	822
Other accrued expenses	1,135	1,264
Deferred revenue	933	915
Income taxes payable and deferred income taxes	285	317
Total current liabilities	$3,791	$4,016

Long-term debt, net of current maturities	4,175	4,173
Income tax liabilities and deferred income taxes	477	486
Other long-term liabilities	1,314	1,326

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 160,569,713 (fiscal 2010) and 159,688,820 (fiscal 2009)	161	160
Additional paid-in capital	1,900	1,836
Retained earnings	5,239	4,893
Accumulated other comprehensive income (loss)	(602)	(1,004)
Less common stock in treasury, at cost, 8,255,908 shares (fiscal 2010) and 8,190,333 shares (fiscal 2009)	(378)	(375)
Total CSC stockholders’ equity	6,320	5,510
Noncontrolling interest	60	108
Total stockholders' equity	6,380	5,618
Total liabilities and stockholders' equity	$16,137	$15,619

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008
Cash flows from operating activities:
Net income	$353	$577

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	577	681
Stock based compensation	34	34
Provision for losses on accounts receivable	15	12
Unrealized foreign currency exchange gain, net	(65)	(19)
(Gain)/loss on dispositions	(4)	2
Changes in operating assets and liabilities, net of acquisition effects:
(Increase)/decrease in assets	(40)	159
Decrease in liabilities	(595)	(1,100)
Net cash provided by operating activities	275	346
Investing activities:
Purchases of property and equipment	(209)	(362)
Outsourcing contracts	(77)	(73)
Acquisitions	(5)	(63)
Software	(68)	(99)
Other investing cash flows	73	40
Net cash used in investing activities	(286)	(557)
Financing activities:
Net borrowings of commercial paper, net	-	472
Borrowings under lines of credit	28	280
Repayments on lines of credit	(32)	(161)
Principal payments on long-term debt	(17)	(316)
Proceeds from stock option and other common stock transactions	30	12
Repurchase of common stock, net of settlement	(3)	(3)
Excess tax benefit from stock-based compensation	3	1
Other financing cash flows	-	2
Net cash provided by financing activities	9	287

Effect of exchange rate changes on cash and cash equivalents	112	(33)

Net increase in cash and cash equivalents	110	43
Cash and cash equivalents at beginning of year	2,297	699
Cash and cash equivalents at end of period	$2,407	$742

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

Prior amounts have been updated from those presented in previously filed Forms 10-Q to reflect implementation of ASC 810-10 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements.”

Equity in earnings of unconsolidated affiliates of $4 million and $9 million for the quarter and six months ended October 3, 2008, have been reclassified from cost of services to other (income)/expense in the consolidated condensed statements of income.

Deferred cost balances at October 2, 2009, and April 3, 2009, of $1,285 million and $1,073 million, respectively, are included in prepaid expenses and other current assets.

Subsequent events have been evaluated through November 11, 2009, the date the financial statements were issued.

Note 2 – Accounting Changes

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended October 2, 2009.  The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In December 2007, the FASB issued ASC 810-10 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of ASC 810-10 (SFAS No. 160), the Company adopted the statement as of the beginning of fiscal year 2010 via retrospective application of the presentation and disclosure requirements. Noncontrolling interest of $108 million at April 3, 2009, was reclassified from the liabilities section to the stockholders’ equity section in the consolidated condensed balance sheet as of the beginning of fiscal year 2010. Net income attributable to noncontrolling interest, net of tax of $5 million and $1 million for the quarter and $7 million and $5 million for the six months ended October 2, 2009, and October 3, 2008, respectively, is presented separately in the consolidated condensed statements of income.

In December 2007, the FASB issued ASC 805-10 (SFAS No. 141(R),) “Business Combinations,” which became effective as of the beginning of fiscal year 2010 via prospective application to business combinations. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this statement as of the beginning fiscal year 2010. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Note 3 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008

Net income attributable to CSC common shareholders	$216	$452

Common share information:
Average common shares outstanding for basic EPS	151.835	151.396
Dilutive effect of stock options and equity awards common stock equivalents	2.291	1.711
Shares for diluted EPS	154.126	153.107
Basic EPS	$1.42	$2.98
Diluted EPS	$1.40	$2.95

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008

Net income attributable to CSC common shareholders	$346	$572

Common share information:
Average common shares outstanding for basic EPS	151.687	151.288
Dilutive effect of common stock equivalents	1.686	1.797
Shares for diluted EPS	153.373	153.085

Basic EPS	$2.28	$3.78

Diluted EPS	$2.26	$3.74

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 10,539,306 and 13,015,124 for the quarter and six months ended October 2, 2009, respectively, and 12,555,192 and 12,046,941 for the quarter and six months ended October 3, 2008, respectively.

Note 4 – Fair Value

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2009, and April 3, 2009, consistent with the fair value hierarchy provisions of ASC 820-10 (SFAS No. 157):

	As of
(Amounts in millions)	Oct. 2, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,593	$1,593	$-	$-
Time deposits	241	241	-	-
Derivative assets	5	-	5	-
Total	$1,839	$1,834	$5	$-

	As of
(Amounts in millions)	April 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,190	$1,190	-	-
Time deposits	549	549	-	-
Derivative assets	1	-	$1	-
Total	$1,740	$1,739	$1	$-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Gains and losses from changes in the fair value of financial instruments are included in earnings and reported in other (income)/expense (See Note 6).

Financial Instruments

The Company’s carrying amounts of its forward and option contracts were deemed to approximate their market values and are included in prepaid expenses and other current assets. The Company’s carrying amounts of long-term debt were $4,175 million and $4,173 million and the estimated fair value were $4,127 million and $4,155 million as of October 2, 2009, and April 3, 2009, respectively.

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge certain intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts do not qualify as cash flow hedges and all changes in fair value are reported in net earnings as part of other (income)/expense.  In fiscal year 2010, the Company entered into foreign currency options to protect its operations from a loss due to a change in currency exchange rate.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The notional amount of forward contracts outstanding was approximately $595 million and $951 million as of October 2, 2009, and April 3, 2009, respectively. The notional amount of purchased option contracts outstanding was $182 million and $248 million as of October 2, 2009, and April 3, 2009, respectively.

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. The Company enters into numerous types of financing arrangements with a wide array of counterparties, including foreign currency forward contracts and purchased options. To mitigate this risk, the Company enters into contracts with only large financial institutions and regularly reviews its credit exposure balances and the creditworthiness of the counterparty.

Note 6 – Other (Income)/Expense

Other (income)/expense includes foreign currency gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, equity in earnings of unconsolidated affiliates, and gains and losses from the sale of non-operating assets or immaterial businesses.

For the quarters and six months ended October 2, 2009, and October 3, 2008, the components of other (income)/expense were as follows:

	Quarter Ended
(Amounts in millions)	October 2, 2009	October 3, 2008
Foreign exchange losses, net	$4	$-
Equity in earnings of unconsolidated affiliates	(4)	(4)
Gain on sale of non-operating assets	(1)	-
Total Other (Income)/Expense	$(1)	$(4)

	Six Months Ended
(Amounts in millions)	October 2, 2009	October 3, 2008
Foreign exchange losses, net	$5	$14
Equity in earnings of unconsolidated affiliates	(9)	(9)
Gain on sale of non-operating assets	(5)	-
Total Other (Income)/Expense	$(9)	$5

Net foreign exchange losses of $5 million and $14 million for the six months ended October 2, 2009, and October 3, 2008, respectively, were attributed to the costs to hedge foreign currency intercompany balances and foreign currency economic risk associated with off-shore operations and miscellaneous foreign currency losses due to unhedged intercompany balances.

The total premium cost paid for the Company’s option program was $1 million and none for the quarter, and $6 million and $5 million for the six months ended October 2, 2009, and October 3, 2008, respectively.  As of October 2, 2009, and October 3, 2008, the notional amount of option contracts outstanding was approximately $182 million and $156 million, respectively.

Gain on sale of non-operating assets for the first six months of fiscal year 2010 was primarily from a $4 million gain on sale of the former corporate headquarters in El Segundo, California, in June 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Quarter Ended
(Amounts in millions)	October 2, 2009		October 3, 2008
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4	$8	$29	$12
Interest cost	42	28	37	30
Expected return on assets	(40)	(23)	(43)	(33)
Amortization of unrecognized net loss and other	1	6	2	3
Net periodic pension cost	$7	$19	$25	$12

	Six Months Ended
(Amounts in millions)	October 2, 2009		October 3, 2008
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$28	$16	$58	$24
Interest cost	83	54	74	60
Expected return on assets	(78)	(45)	(86)	(67)
Amortization of transition obligation	-	-	-	1
Amortization of unrecognized net loss and other	4	11	3	6
Pension curtailment	(13)	-	-	-
Net periodic pension cost	$24	$36	$49	$24

On May 20, 2009, the Company’s Board of Directors adopted a “freeze” amendment to the Computer Sciences Corporation Employee Pension Plan (the Plan) whereby effective July 10, 2009, the further accrual of all benefits ceased for most participants in the Plan.  As a result of this plan amendment, the Company remeasured the Plan’s pension expense for fiscal 2010 to reflect (a) a new discount rate of 7.5%, (b) the year-to-date increase in plan assets and (c) the change in amortization basis to the expected average remaining life of plan participants. The discount rate is derived from averaging two independent third-party sources: the AON Yield Curve and the Citigroup Pension Discount Curve - Above Median. Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s.  This remeasurement resulted in a $115 million reduction to the pension benefit obligation, which improved the funded status of the Plan.  Additionally, the Company recognized a benefit resulting from the reversal of a prior service credit of $13 million in the fiscal 2010 first quarter ended July 3, 2009.

The service cost for U.S. pension plans during the quarter ended October 2, 2009, decreased by $25 million when compared to the quarter ended October 3, 2008, due mainly to the freeze of the Plan.  Similarly, the service cost for U.S. pension plans decreased by approximately $30 million between the six months ended October 2, 2009, and the six months ended October 3, 2008, due mainly to the freeze of the Plan.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company expects to contribute approximately $135 million to its defined benefit pension during fiscal 2010.  During the quarter ended October 2, 2009, the Company contributed $21 million to its defined benefit pension plans.  During the first six months of fiscal 2010, the Company contributed approximately $79 million to its defined benefit pension plans.

(Amounts in millions)	Quarter Ended
	October 2, 2009		October 3, 2008
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans
Service cost	$-	$-	$1	$-
Interest cost	3	-	3	1
Expected return on assets	(1)	-	(2)	-
Amortization of unrecognized net loss	2	-	-	-
Net provision for postretirement benefits	$4	$-	$2	$1

(Amounts in millions)	Six Months Ended
	October 2, 2009		October 3, 2008
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans
Service cost	$-	$-	$1	$-
Interest cost	6	-	5	1
Expected return on assets	(2)	-	(4)	-
Amortization of transition obligation	1	-	1	-
Amortization of unrecognized net loss	3	-	2	-
Net provision for postretirement benefits	$8	$-	$5	$1

(a) Amounts are immaterial for non-U.S. plans.

The Company expects to contribute approximately $10 million to its postretirement benefit plans during fiscal 2010.  During the first six months of fiscal 2010, the Company contributed approximately $4 million to the postretirement benefit plans.

Note 8 – Income Taxes

The effective tax rate for the second quarter ended and six months ended was 14.9% and 20.5% for fiscal year 2010, and (143.6%) and (58.9%) for fiscal year 2009, respectively.  The increase in the fiscal year 2010 rate is primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company recorded tax benefits related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.  The recognition of these benefits resulted in a decrease to the effective tax rate for the second quarter ended and six months ended of 14.7% and 8.5% for fiscal year 2010, respectively.  In addition, the fiscal year 2009 effective tax rates reflect the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The income taxes payable and deferred income taxes line included in current liabilities consists of the following:

	As of
(Amounts in millions)	October 2, 2009	April 3, 2009

Income taxes payable	$39	$40
Deferred income tax liabilities	246	259
Liability for uncertain tax positions	-	18
Total	$285	$317

The income tax liabilities and deferred income taxes line included in non-current liabilities consists of the following:

	As of
(Amounts in millions)	October 2, 2009	April 3, 2009

Deferred income tax liabilities	$-	$-
Liability for uncertain tax positions	477	486
Total	$477	$486

Receivables include income taxes receivable of $71 million and $8 million as of October 2, 2009, and April 3, 2009, respectively.  Prepaid expenses and other current assets include the current portion of deferred income taxes of $18 million and $10 million as of October 2, 2009, and April 3, 2009, respectively.

Other assets include non-current deferred income tax assets of $157 million and $169 million as of October 2, 2009, and April 3, 2009, respectively.  Other long-term liabilities include non-current income taxes payable of $20 million and $0 million as of October 2, 2009, and April 3, 2009, respectively.

As of October 2, 2009, in accordance with ASC 740-10 (FASB Interpretation No. 48), the Company's liability for uncertain tax positions was $477 million, including interest of $84 million and penalties of $25 million.  The Company’s liability for uncertain tax positions at October 2, 2009 includes $282 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The total amount of uncertain tax positions decreased by approximately $27 million compared to fiscal year end 2009, primarily due to settlements with taxing authorities in foreign jurisdictions which also resulted in the remeasurement of an uncertain tax position for foreign tax credits.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Tax Examination Status

The Company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2006 and forward
United Kingdom	2008 and forward

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions in the amount of $19 million, excluding interest, penalties and tax carryforwards.

Note 9 – Stock Incentive Plans

As of October 2, 2009, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the three and six months ended October 2, 2009, and October 3, 2008, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008
Cost of services	$4	$4
Selling, general and administrative	12	13
Total	$16	$17
Total net of tax	$10	$10

	Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008
Cost of services	$8	$8
Selling, general and administrative	26	26
Total	$34	$34
Total net of tax	$21	$21

The Company’s overall stock-based compensation granting practice has not changed year over year and there have been no material changes in the underlying assumptions in the fair value calculations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the six months ended October 2, 2009, and October 3, 2008, were $15.10 and $15.94 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	Oct. 2, 2009	Oct. 3, 2008
Risk-free interest rate	2.20%	3.23%
Expected volatility	42%	36%
Expected lives	4.13 years	4.07 years

During the six months ended October 2, 2009, and October 3, 2008, the Company realized income tax benefits of $6 million and $6 million, respectively, and an excess tax benefit of $3 million and $1 million, respectively, related to all of its stock incentive plans.

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At October 2, 2009, 9,145,711 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of Oct. 2, 2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of April 3, 2009	18,294,562	$47.15	5.53	$23
Granted	2,797,990	42.29
Exercised	(787,577)	38.49
Canceled/forfeited	(221,827)	50.22
Expired	(1,249,217)	56.90
Outstanding as of October 2, 2009	18,833,931	46.11	6.04	113

Vested and expected to vest in the future as of October 2, 2009	18,419,610	46.14	6.04	111
Exercisable as of October 2, 2009	13,367,458	46.11	4.83	$84

The total intrinsic value of options exercised during the six months ended October 2, 2009, and October 3, 2008, was $9 million and $4 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the six months ended October 2, 2009, and October 3, 2008, was $30 million and $12 million, respectively.

As of October 2, 2009, there was $67 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.02 years.

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years.  Restricted stock awards consist of shares of common stock of the Company issued at a price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.  If prior to the redemption in full of the RSU, the employee status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment determination date and any unvested shares are forfeited.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A portion of the Other Equity Awards granted during the six months ended October 2, 2009, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the six months ended October 2, 2009, nine senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of October 2, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	881,504	$49.41
Granted	617,318	42.12
Released/Redeemed	(154,492)	49.50
Forfeited/Canceled	(189,825)	47.34
Outstanding as of October 2, 2009	1,154,505	$45.84

As of October 2, 2009, there was $35 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.38 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of October 2, 2009, 28,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of Oct. 2, 2009
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	113,021	$45.96
Granted	20,800	48.97
Redeemed	(600)	37.81
Forfeited/canceled	-	-
Outstanding as of Oct. 2, 2009	133,221	$46.47

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

As of October 2, 2009, there was $1 million of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the 2010 annual stockholders’ meeting.

Note 10 – Dividends

No dividends were paid or declared during the periods presented.

Note 11 – Cash Flows

Cash payments for interest on indebtedness were $121 million and $127 million for the six months ended October 2, 2009, and October 3, 2008, respectively.  Net cash payments for taxes on income were $198 million and $156 million for the six months ended October 2, 2009, and October 3, 2008, respectively.  Noncash investing activities included capital lease obligations of $25 million and $44 million for the six months ended October 2, 2009, and October 3, 2008, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12 – Stockholders’ Equity and Comprehensive Income

The changes in stockholders’ equity are as follows:

(Amounts in millions)	Total Equity	CSC Equity	Noncontrolling Interest Equity
Balance at March 28, 2008	$5,462	$5,303	$159

Net income	577	572	5
Common stock	1	1	-
Additional paid in capital	46	46	-
Foreign currency translation adjustment	(315)	(315)	-
Unfunded pension adjustment	1	1	-
Common stock in treasury	(3)	(3)	-
Distributions and other (proceeds on sale)	(30)	(30)	-

Balance at October 3, 2008	$5,739	$5,575	$164
(Amounts in millions)	Total Equity	CSC Equity	Noncontrolling Interest Equity
Balance at April 3, 2009	$5,618	$5,510	$108

Net income	353	346	7
Common stock	1	1	-
Additional paid in capital	64	64	-
Foreign currency translation adjustment	355	355	-
Unfunded pension adjustment	47	47	-
Common stock in treasury	(3)	(3)	-
Distributions and other (proceeds on sale)	(55)	-	(55)

Balance at October 2, 2009	$6,380	$6,320	$60

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of comprehensive income, net of tax, are as follows:

	Quarter Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008

Net income attributable to CSC common shareholders	$216	$452
Foreign currency translation adjustment	71	(340)
Comprehensive income	$287	$112

	Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008

Net income attributable to CSC common shareholders	$346	$572
Foreign currency translation adjustment	355	(315)
Unfunded pension adjustment	47	1
Comprehensive income	$748	$258

The components of accumulated other comprehensive losses are as follows:

	As of
(Amounts in millions)	Oct. 2, 2009	Apr. 3, 2009

Foreign currency translation adjustment	$136	$(219)
Unfunded pension adjustment	(738)	(785)
Accumulated Other Comprehensive Loss	$(602)	$(1,004)

Accumulated other comprehensive (loss)/income presented on the accompanying consolidated condensed balance sheets consist of accumulated foreign currency translation adjustments and unamortized benefit plan costs. The unfunded pension adjustment is attributable to the pension curtailment effective May 20, 2009, as discussed in Note 7. The foreign currency translation adjustment is due to appreciation in foreign currency-denominated assets and liabilities, primarily British Pound and Euro movements of 11.2% and 9.5%, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

At the start of fiscal 2010, the Company changed its internal organization structure, including a change to further strengthen market position by consolidating its application management services business, including all offshore activity with its outsourcing business. These changes have resulted in changes to the Company’s reportable segments.

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

•
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.  In fiscal 2009, there were three reportable segments: BS&S - Consulting, BS&S - Financial Services and BS&S - Other.   As a result of the reorganization in fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting to the CODM, and financial information is provided on a sector level only.  Based on this change, BSS is considered a reportable segment in fiscal 2010. Furthermore, most of the India operating segment, which was part of the BS&S – Other segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as discussed above.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Based on the above changes, the Company has recast prior period’s reportable segments to be comparable with fiscal 2010.  The following tables summarize operating results by reportable segment for the following quarters:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2010
Quarter Ended October 2, 2009
Revenues	$1,622	$1,579	$864	$4	$(28)	$4,041
Operating income (loss)	134	152	74	(19)	-	341
Depreciation and amortization	33	201	38	3	-	275

Fiscal 2009
Quarter Ended October 3, 2008
Revenues	$1,495	$1,804	$967	$4	$(31)	$4,239
Operating income (loss)	112	119	62	(11)	-	282
Depreciation and amortization	36	231	42	3	-	312

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2010
Six Months Ended October 2, 2009
Revenues	$3,140	$3,143	$1,702	$8	$(55)	$7,938
Operating income (loss)	263	261	124	(41)	-	607
Depreciation and amortization	66	399	73	6	-	544

Fiscal 2009
Six Months Ended October 3, 2008
Revenues	$2,988	$3,701	$2,041	$8	$(62)	$8,676
Operating income (loss)	226	225	146	(34)	1	564
Depreciation and amortization	72	461	90	6	-	629

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008	Oct. 2, 2009	Oct. 3, 2008

Operating income	$341	$282	$607	$564
Corporate G&A	(36)	(50)	(77)	(92)
Interest expense	(53)	(59)	(108)	(123)
Interest income	7	9	13	19
Other income/(expense)	1	4	9	(5)
Income before taxes	$260	$186	$444	$363

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 14 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  During the second quarter of fiscal 2010, the Company performed its annual impairment test of goodwill and concluded that no impairment had occurred.

The following table summarizes the changes in the carrying amount of goodwill by segment for the quarter ended October 2, 2009:

(Amounts in millions)	NPS	MSS	BSS	Total
Balance as of April 3, 2009	$692	$1,871	$1,221	$3,784
Additions	2	-	12	14
Foreign currency translation	-	85	41	126
Balance as of October 2, 2009	$694	$1,956	$1,274	$3,924

During the first quarter of fiscal 2010, the Company revised its segment reporting structure as discussed in Note 13.  As a result of this revision, the April 3, 2009, balances have been modified to reflect this change.

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with   ASC 830-10 (SFAS No. 52), “Foreign Currency Translation.”

A summary of amortizable intangible assets as of October 2, 2009, and April 3, 2009, is as follows:

	As of October 2, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,632	$1,161	$471
Outsourcing contract costs	2,069	1,389	680
Customer and other intangible assets	395	215	180
Total intangible assets	$4,096	$2,765	$1,331

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,558	$1,082	$476
Outsourcing contract costs	1,925	1,241	684
Customer and other intangible assets	402	200	202

Total intangible assets	$3,885	$2,523	$1,362

Amortization related to intangible assets was $107 million and $133 million for the three months and $209 million and $267 million for the six months ended October 2, 2009, and October 3, 2008, respectively.  Estimated amortization expense related to intangible assets as of April 3, 2009, for each of the subsequent five years, fiscal 2010 through fiscal 2014, is as follows: $350 million, $266 million, $216 million, $158 million and $110 million, respectively.

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of October 2, 2009, the Company had $55 million of accounts receivable, $16 million of allowances for doubtful accounts, $16 million of fixed assets, $8 million of other assets, and $4 million of outsourcing contract costs with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of October 2, 2009, the Company had $449 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $708 million of such working capital lines, and the amount of the maximum potential payment is $29 million, representing the amount of the related outstanding subsidiary debt as of October 2, 2009. The $29 million outstanding subsidiary debt is reflected in the Company’s consolidated financial statements.

The Company generally indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret.  CSC’s indemnification covers costs to defend customers from claims, court awards or related settlements.  The Company maintains the right to modify or replace software in order to eliminate any infringement.  Historically, CSC has not incurred any significant costs related to customer software license indemnification.  Management considers the likelihood of incurring future costs to be remote and the Company has not recorded a related liability.

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in the Circuit Court of Miller County, Arkansas, shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation which received final court approval in August 2009.  As part of the settlement, the Company agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  On August 27, 2009, the government agreed to settle the smaller set of claims with CSC.  As a result of the settlement and other contractual arrangements, the Company expects the deferred costs related to the smaller set of claims will be fully recovered. The foregoing did not have a material impact on the Company’s consolidated financial statements for the quarter ending October 2, 2009.  Included in current assets on the Company's balance sheet are approximately $414 million of unbilled receivables and $227 million of deferred costs related to the remaining 14 claims which total approximately $700 million associated with one contract. The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulation.  The Company believes it has valid bases for pursuing recovery of the remaining REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the remaining 14 claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above, including the two settled claims.  This adjustment was solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of the litigation for the remaining claims began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Interest on the remaining set of claims is accruing but will only be recognized in the financial statements when paid.  Resolution of the REA claims/amounts depends on individual circumstances, negotiations by the parties and prosecution of the claims.  The Company will pursue appeals as necessary and is unable to predict the timing of resolution of recovery of these claims; however, resolution of the claims may take years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On August 15, 2006, a federal ERISA class action involving allegations of backdating stock options at the Company was filed in the U.S. District Court in the Eastern District of New York, entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before Judge Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and defendants filed their memorandum in opposition to the motion on August 11, 2008.  Defendants’ motion to dismiss was denied, as was plaintiffs’ motion for class certification.  However, plaintiffs later filed a renewed motion for class certification which was granted on December 29, 2008.  Discovery closed on April 28, 2009.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.

On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  Plaintiffs filed their opening appellate brief on September 9, 2009.  The brief of defendants-appellees is currently due to be filed on October 30, 2009.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above. The defendants deny the allegations in the Complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On July 29, 2009, the plaintiffs filed a motion to remand the case to state court, and that motion is now fully briefed and awaiting decision.  The federal court has suspended further activity pending a ruling on the remand motion.

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

Note 16 – Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-14-Certain Revenue Arrangements that include Software Elements-a consensus of the FASB Emerging Issues Task Force, which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No.2009-13-Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine its price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In August 2009, the FASB issued ASU No. 2009-05-Measuring Liabilities at Fair Value, which amends Topic 820: Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)	A valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities; and
2)	Another valuation technique that is consistent with the principles of Topic 820.

The statement will become effective for CSC’s third quarter ended January 1, 2010, and is not expected to have a material effect on CSC’s financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, later codified in ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The required disclosures will be provided in CSC’s financial statements for the fiscal year 2010 on Form 10-K.

On June 12, 2009, the FASB issued SFAS No.166, later codified in ASC 860-10-05, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140,” which is a revision to Statement 140.  Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, later codified in ASC 810-10-05, “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s financial statements.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2010 versus
Second Quarter and First Six Months of Fiscal 2009

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 3, 2009.  The following discusses the Company's results of operations and financial condition as of and for the three and six months ended October 2, 2009, and the comparable periods for the prior fiscal year.

Second Quarter Overview

Key operating results for the second quarter include:

•
Second quarter and six month revenues were $4.0 billion and $7.9 billion, respective declines of 4.7% and 8.5%, but declines of 1.8% and 4.1% in constant currency as compared to the prior year periods.

•
Net income attributable to CSC common shareholders for the second quarter was $216 million, a decline of 52.2% or $236 million as compared to the prior year which included a significant tax benefit of $267 million.   For the six months, net income attributable to CSC common shareholders was $346 million, a decline of 39.5% or $226 million as compared to the prior year period which included a tax benefit of $214 million.

•
Diluted earnings per share were $1.40 for the second quarter and $2.26 for the six months year to date, down from $2.95 and $3.74 compared to the prior fiscal year, which contained significant tax benefits.

•
Business awards of $4.6 billion and $8.1 billion were announced for the second quarter and six months, compared to $4.6 billion and $10.0 billion for the prior fiscal year.  NPS was awarded $3.3 billion and $3.2 billion for the second quarters of fiscal 2010 and 2009, respectively; MSS was awarded $.3 billion and $.5 billion; and BSS was awarded $1.0 billion and $0.9 billion.

•	DSO of 85 days improved 5 days compared to 90 days at the end of the second quarter of the prior fiscal year.(1)

•	Debt-to-total capitalization ratio(2) at fiscal 2010 second quarter-end improved to 39.9% compared to 43.0% at fiscal year-end 2009.

•
ROI for the four quarters ended October 2, 2009 was 11.0%, down from 13.4% for the comparable prior fiscal period which benefited significantly from the tax benefits in the second quarter of fiscal 2009.(3)

•	Cash provided by operating activities was $275 million for the six months, compared to cash provided of $346 million for the first six months of fiscal 2009.

•	Cash used in investing activities was $286 million for the six months, compared to cash used of $557 million for the first six months of fiscal year 2009.

•	Cash provided by financing activities was $9 million for the six months, compared to cash provided of $287 million for the first six months of fiscal year 2009.

•	Free cash outflow for the six months was $33 million compared to a $163 million outflow for the first six months of fiscal 2009, an improvement of $130 million.(4)

(1)
DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last quarter divided by the number of days in the fiscal quarter. Total receivables includes unbilled receivables but excludes tax receivables.

(2)	Debt-to-total capitalization is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.
(3)
ROI is calculated by multiplying profit margin by the investment base turnover.  The profit margin used is a) the last four quarters’ adjusted net income available to CSC common shareholders (net income available to CSC common shareholders adjusted to exclude interest expense and special items, net of their corresponding tax effects), divided by b) the last four quarters’ revenues.  Investment base turnover equals the last four quarters’ revenues divided by average debt and equity during the last four quarters.  It should be noted that the adjusted net income figure available to CSC common shareholders is not identical to net income available to CSC common shareholders as determined in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and is therefore reconciled to the GAAP measure in the table below.  The Company’s calculation of ROI may not be comparable with other companies’ measures using the same or similar terms.  Management compensates for any limitations of this non-GAAP measure by reviewing a number of metrics, including GAAP measures such as EPS, operating and investing cash flows, and the debt-to-total capitalization ratio.

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct.3, 2008

Adjusted Net Income	$1,102	$1,212
Less:
Interest expense	246	230
Special items	-	81
Taxes (excluding effect of Interest Expense and Special Items)	(33)	(32)
Income Before Taxes as Reported	$889	$933

(4)	The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Six Months Ended
(Amount in millions)	Oct.2, 2009	Oct. 3, 2008

Free cash flow	$(33)	$(163)
Net cash used in investing activities	286	557
Acquisitions	(5)	(63)
Disposals	12
Capital lease payments	15	15
Net cash provided by operating activities	$275	$346
Net cash used in investing activities	$(286)	$(557)
Net cash provided by financing activities	$9	$287

The reader should note free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions and dispositions, purchase or sale of available for sale securities, and (3) capital lease payments.

However, CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP.  Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business.  Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows as well as debt levels measured by the debt-to-total capitalization ratio.

Reportable Segments

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s organization has continued to evolve, and management decided to consolidate and streamline the management and reporting structure.  Therefore, at the start of fiscal 2010, the Company changed its internal organization structure, including a change to further strengthen market position with consolidating its application management services business, including all offshore activity, with its outsourcing business.  These changes have resulted in changes to the Company’s reportable segments.

Consequently, the Company’s reportable segments in fiscal 2010 are as follows:

•
North American Public Sector – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. Federal agencies.  In fiscal 2009, NPS was treated as a reportable segment and continues to be a reportable segment in fiscal 2010.

•
 Managed Services Sector – The MSS segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  In fiscal 2009, Global Outsourcing Services (GOS) was considered a separate operating and reportable segment.  In fiscal 2010, the name of the segment was changed to Managed Services Sector; and the Applications & Technology Services (ATS) unit was moved from the Business Solutions & Services – Other (BS&S - Other) segment to MSS due to the fact that its services, particularly its applications management, are more aligned with the Company’s outsourcing services rather than consulting services. ATS results are no longer reported separately to the Chief Operating Decision Maker (CODM) and are included with the MSS segment.

•
Business Solutions & Services – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.  In fiscal 2009, multiple operating segments that reported directly into the CODM were aggregated into three reportable segments: BS&S- Consulting, BS&S- Financial Services and BS&S- Other.  As a result of the reorganization for fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting directly to the CODM with financial information provided at the consolidated BSS sector level.  Based on this change, BSS is considered a reportable segment in fiscal 2010. Furthermore, most of the India operating segment, which was part of the BS&S – Other reportable segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as noted above.

Based on the above changes, the Company recast the prior period’s reportable segments to be comparable with fiscal 2010.

Results of Operations

Revenues

	Quarter Ended
Dollars in millions	Oct. 2, 2009	Oct. 3, 2008	Change	Percent

NPS	$1,622	$1,495	$127	8.5%
MSS	1,579	1,804	(225)	(12.5)
BSS	864	967	(103)	(10.7)
Corporate	4	4	-	-
Subtotal	4,069	4,270	(201)	(4.7)
Eliminations	(28)	(31)	3	-
Total Revenue	$4,041	$4,239	$(198)	(4.7%)

	Six Months Ended
Dollars in millions	Oct. 2, 2009	Oct. 3, 2008	Change	Percent

NPS	$3,140	$2,988	$152	5.1%
MSS	3,143	3,701	(558)	(15.1)
BSS	1,702	2,041	(339)	(16.6)
Corporate	8	8	-	-
Subtotal	7,993	8,738	(745)	(8.5)
Eliminations	(55)	(62)	7	-
Total Revenue	$7,938	$8,676	$(738)	(8.5%)

The factors affecting the percent change in revenues for the second quarter and six months ended October 2, 2009 are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.8%	-	7.7%	8.5%
MSS	-	(5.1%)	(7.4)	(12.5)
BSS	1.0	(3.2)	(8.5)	(10.7)
Cumulative Net Percentage	0.5	(2.9)	(2.3)	(4.7)

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.8%	-	4.3%	5.1%
MSS	-	(7.4%)	(7.7)	(15.1)
BSS	-	(5.4)	(11.2)	(16.6)
Cumulative Net Percentage	0.4	(4.4)	(4.5)	(8.5)

Revenue for the second quarter of fiscal 2010 decreased 4.7% compared to the same quarter in the prior year, with an 8.5% increase in NPS offset by larger declines of 10.7% for BSS and 12.5% for MSS.  Currency fluctuations for the second quarter and first six months of fiscal 2010 accounted for approximately 2.9%, or $122 million, and 4.4%, or $382 million, of the declines. After the impact of currency, the remaining declines of 1.8% and 4.1% are the result of reduced volumes and demand in the BSS and MSS sectors as discussed below.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:
	Quarter Ended
(Dollars in millions)	Oct. 2, 2009	Oct. 3, 2008	Change	Percent

Department of Defense	$1,210	$1,040	$170	16.3%
Civil agencies	342	418	(76)	(18.2)
Other (1)	70	37	33	89.2
Total North American Public Sector	$1,622	$1,495	$127	8.5%

	Six Months Ended
(Dollars in millions)	Oct. 2, 2009	Oct. 3, 2008	Change	Percent

Department of Defense	$2,330	$2,061	$269	13.1%
Civil agencies	708	843	(135)	(16.0)
Other (1)	102	84	18	17.3
Total North American Public Sector	$3,140	$2,988	$152	5.1%

(1)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

NPS revenue increased $127 million, or 8.5%, in the second quarter of fiscal 2010 as compared to the same period in the prior year. Approximately $65 million or 51% of the increase was due to additional revenue  associated with a claim settlement and other contractual arrangements, $46 million or 36% for a field operations contract awarded in fiscal 2009, and $13 million or 10% from acquisitions. Growth on existing programs in support of Department of Defense agencies, including the field operations program won in fiscal 2009, more than offset declines in civil agencies and other.

For the six months ended October 2, 2009, revenue increased $152 million, or 5.1%, compared to same period in the prior year from similar trends. Approximately $80 million of the increase was due to the commencement of the field operations contract in the first quarter of fiscal 2010 and $65 million was due to the revenue  associated with the second quarter claim settlement referenced above. The conclusions of various contracts in the first six months of fiscal 2010 partially offset these increases.

Revenue from civil agencies declined $135 million for the six months. This was primarily the result of conclusions to certain contracts with the Department of Health and Human Services, the Department of Transportation, and the FAA. The resulting revenue reduction was only partially offset by new business revenue on other civil agency contracts in fiscal 2010.

During the second quarter and six months of fiscal 2010, the Company announced federal contract awards with a total value of $3.3 billion and $4.9 billion, compared to $3.2 billion and $4.4 billion during the comparable periods in fiscal 2009, respectively.

Managed Services Sector

MSS revenue declined $225 million, or 12.5%, in the second quarter and $558 million, or 15.1%, for the first six months fiscal 2010 compared to the same prior fiscal year periods. Approximately $90 million of the revenue decline for the second quarter and $273 million for the six months was due to adverse currency movements between the two periods, primarily in Asia, Europe, and Australia. The remaining declines for the quarter and six months, respectively, included $90 million and $130 million due to reduced scope and project work on various existing clients and $45 million and $128 million on several contract conclusions and terminations. An extra week in the first quarter of fiscal 2009 contributed approximately $35 million to the decline as well for the six months.  Partly offsetting the declines were significant new contracts in the manufacturing, technology, consumer, and public sector industries, as well as increased scope and project work on certain clients. MSS has experienced decreased client project work and discretionary spending which have impacted revenues and has instituted cost reduction actions in the second quarter and six months to mitigate these pressures.  These actions included staff reductions and shifting efforts to lower cost geographies.

During the second quarter and six months, MSS had contract awards of $.3 billion and $1.4 billion, compared to $.5 billion and $3.5 billion in the same prior fiscal periods.

Business Solutions and Services

BSS revenue declined $103 million, or 10.7%, in the second quarter and $339 million, or 16.6% for the first six months fiscal 2010, as compared to the same prior fiscal periods. Approximately $29 million, or 3.2% points, of the revenue decline for the second quarter and $127 million, or 5.4% points, of the revenue decline for the six months was due to adverse currency movements. Of the remaining 7.5% decline in the second quarter and 11.2% decline in the six months, respectively, approximately 2 percentage points was due to declines in an Australian staffing business and an Asian valued-added reseller business, 2 percentage points from declines in the financial services business including lower software license sales, and 1 percentage point from milestone timing on the NHS contract, and a 3 percentage point decline resulted in both periods from decreased demand in consulting work as new projects were delayed and existing projects concluded. The remaining decline of approximately 3.1% in the six months resulted from the extra week in fiscal 2009.

During the second quarter and six months, BSS had contract awards of $1.0 billion and $1.8 billion, compared to $.9 billion and $2.1 billion in the same prior fiscal periods.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	Oct. 2, 2009	Oct. 3, 2008	Oct. 2, 2009	Oct. 3, 2008

Cost of services (excludes depreciation and amortization)	$3,215	$3,410	79.6%	80.4%	(.8%)
Selling, general and administrative	246	285	6.1	6.7	(.6)
Depreciation and amortization	275	312	6.8	7.4	(.6)
Interest expense, net	46	50	1.1	1.2	(.1)
Other (income)/expense	(1)	(4)	-	.1	(.1)
Total	$3,781	$4,053	93.6%	95.8%	(2.2%)

	Six Months Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	Oct. 2, 2009	Oct. 3, 2008	Oct. 2, 2009	Oct. 3, 2008

Cost of services (excludes depreciation and amortization)	$6,371	$7,012	80.2%	80.8%	(.6%)
Selling, general and administrative	493	563	6.2	6.5	(.3)
Depreciation and amortization	544	629	6.9	7.2	(.3)
Interest expense, net	95	104	1.2	1.2	-
Other (income)/expense	(9)	5	(.1)	.1	(.2)
Total	$7,494	$8,313	94.4%	95.8%	(1.4%)

Costs and expenses as a percentage of revenue for the second quarter and six months decreased 2.2 and 1.4 percentage points to 93.6% and 94.4%, from 95.8% and 95.8% in the same prior fiscal periods. The improvement was a result of a .8% and .6% point decrease in cost of services, .6% and .3% point decrease in selling, general and administrative, and .6% and .3% point decrease in depreciation and amortization, together with a .1% and .2% point decrease in other (income)/expense.

For the quarters and six months ended October 2, 2009, and October 3, 2008, the Company increased its use of off-shore support and therefore its exposure to foreign currency fluctuations.  The Company’s efforts to manage the exposure to foreign currency fluctuations has reduced the gains and losses from foreign currency fluctuations and resulted in additional costs, all of which are reported in other (income)/expense for these periods.

Costs of Services

The costs of services (COS), as a percentage of revenue, decreased .8% to 79.6% and .6% points to 80.2% in the second quarter and six months of fiscal 2010. The improvements in both periods came from performance improvements primarily resulting from cost reduction programs that MSS implemented in the current and prior periods that reduced headcount in the Americas and subcontractors in Europe and Australia, while increasing operations in off-shore, lower cost geographies. In addition, operational issues in the prior year in the Americas caused higher costs that were not repeated in the current year.  Smaller improvements were also seen in BSS and NPS in the second quarter of fiscal 2010 versus the prior year.  For the six months, in addition to the MSS improvements above, NPS had smaller improvements and BSS costs increased slightly as a percentage of revenues as a result of actions taken in the first quarter to mitigate utilization pressures.  Partially offsetting the improvements was a business mix shift towards NPS which has higher COS ratios than BSS and MSS.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense declined to $246 million and $493 million, a decline of .6% and .3% as a percentage of revenue, in the second quarter and six months of fiscal 2010 compared to the same prior fiscal periods. BSS cost reduction actions were the primary driver of the improved SG&A as a percentage of revenue, and includes headcount, salary, and benefit reductions, and lower legal fees.  SG&A as a percentage of revenue also improved from ongoing cost containment measures in MSS, which included reduced headcount and movement of certain administrative functions to lower cost geographies.  Offsetting these cost reductions were higher severance costs in the Americas and an increase in the allowance for doubtful accounts in the first quarter.

Depreciation and Amortization

Depreciation and amortization (D&A) declined $37 million and $85 million, or .6% and .3%, in the second quarter and six months compared to prior fiscal periods. These improvements were primarily due to a shift in the business mix towards greater NPS business which has lower D&A as a percentage of revenue than MSS and BSS.  By asset type, approximately 41% of the decrease was in amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, as normal amortization outweighed the impact of new additions.  The remainder of the decrease was in depreciation of property and equipment, reflecting a lower level of new business and associated capital in recent quarters as well as the Company’s efforts to limit capital spending.

Interest Expense, Net

Interest expense, net of interest income, declined $4 million and $9 million for the second quarter and six months ended October 2, 2009 compared to the prior fiscal periods.  The decrease was due to a higher cash and cash equivalents balance at October 2, 2009, versus October 3, 2008 ($2.4 billion versus $742 million, respectively), causing higher interest income. The higher interest income was partially offset by higher debt in the second quarter of fiscal 2010 ($4.2 billion versus $3.8 billion). The higher cash and debt balances are primarily a result of the October 2008 $1.5 billion draw down of the Company’s credit facility to repay commercial paper and maturing long term debt, as well as to increase the Company’s liquidity position. The decline in interest expense also resulted from lower average borrowing costs in fiscal 2010 and from a lower credit facility interest rate than the commercial paper and term debt.

Other (Income)/Expense

Other (income)/expense includes foreign currency exchange gains and losses including gains and losses on currency forwards, hedging costs, and other miscellaneous gains and losses from the sale of non-operating assets and the sale of immaterial business operations.  Other income decreased $3 million and increased $14 million for the second quarter and the six months year to date, respectively, compared to the prior year comparable periods.  The change in the quarter and six months was primarily due to net foreign currency gains and losses and, for the six months, a miscellaneous gain on sale of non-operating assets during the first quarter of fiscal 2010. The Company addressed the foreign currency exchange rate volatility risk for fiscal 2010 by hedging intercompany balances with forward contracts.  These hedges have been effective with minimal foreign currency exchange gains or losses recorded in other (income)/expense for the second quarter of fiscal 2010.

Taxes

The effective tax rate for the second quarter ended and six months ended was 14.9% and 20.5% for fiscal year 2010, and (143.6%) and (58.9%) for fiscal year 2009, respectively.  The increase in the fiscal year 2010 rate is primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company recorded tax benefits related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.  The recognition of these benefits resulted in a decrease to the effective tax rate for the second quarter ended and six months ended of 14.7% and 8.5% for fiscal year 2010, respectively.  In addition, the fiscal year 2009 effective tax rates reflect the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

As of October 2, 2009, the Company's liability for uncertain tax positions was $477 million, including interest of $84 million and penalties of $25 million.  The total amount of uncertain tax positions decreased by approximately $27 million compared to fiscal year end 2009, primarily due to settlements with taxing authorities in foreign jurisdictions which also resulted in the remeasurement of an uncertain tax position for foreign tax credits.

Interest expense is expected to continue to accrue at approximately $3.2 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share on a diluted basis decreased $1.55 and $1.48 for the second quarter and six months, respectively, compared to the prior fiscal period. The decrease in diluted earnings per share was the result of a decrease in net income attributable to CSC common shareholders of $236 million and $226 million and an increase in the average share base outstanding (on a fully diluted basis) of approximately 1.0 million and .3 million shares in the second quarter and six months of fiscal 2010. The increase in the average share base outstanding resulted from additional common stock equivalents based on the Company’s stock price appreciation on a year over year basis.  Earnings per share also benefited in the second quarter and six months of the prior fiscal period from a significant tax benefit of $267 million and $214 million resulting from an IRS settlement.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Six Months Ended
(Amounts in millions)	Oct. 2, 2009	Oct. 3, 2008
Net cash provided by operating activities	$275	$346
Net cash used in investing activities	(286)	(557)
Net cash provided by financing activities	9	287
Effect of exchange rate changes on cash and cash equivalents	112	(33)
Net increase in cash and cash equivalents	110	43
Cash and cash equivalents at beginning of year	2,297	699
Cash and cash equivalents at quarter end	$2,407	$742

Net cash provided by operating activities for the six months ended October 2, 2009 was $275 million compared to $346 million for the same period prior year.  The decrease in cash provided by operations was driven by lower income and non-cash charges offset by a smaller decrease in liabilities as described below.

•	Net income decreased $224 million in the first six months of fiscal 2010 compared to the prior fiscal period.

•
Depreciation and amortization expenses and other non-cash charges of $577 million were $104 million lower than the prior year period.  Decreases were seen in all segments, led by MSS which reports approximately two-thirds of the Company’s depreciation and amortization.  By asset type, slightly over half of the decrease was in amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, as normal amortization outweighed the impact of new additions.  The remainder of the decrease was in depreciation of property and equipment, reflecting a lower level of new business in recent quarters as well as the Company’s efforts to limit capital spending.

•
Unrealized foreign currency gains of $65 million, an increase of $46 million from the same period prior year, reflect foreign currency exchange rate trends.  The Company continues to execute a hedging program and, for income statement purposes, had largely offsetting realized losses.

•
Net outflows for operating assets of $40 million for the first six months of fiscal 2010 versus the prior year six months inflow of $159 were driven by smaller declines of accounts receivable and a larger increase in other current assets, primarily work in process. Fiscal 2009 accounts receivable declines for the period were led by MSS.

•
Decreases in operating liabilities of $595 million were $505 million less than the prior year six months decrease of $1.1 billion, driven primarily by lower decreases for the period in income taxes and accounts payable. The fiscal 2009 period included a $370 million reduction to income tax expense as a result of the conclusion of the IRS examination of the Company’s consolidated U.S. tax returns for fiscal years 2000 through 2004.

Net cash used in investing activities of $286 million for the six months was $271 million lower than the prior year period amount of $557 million.  Purchases of property and equipment of $209 million were $153 million lower, as a result of efforts to lower capital expenditures and less new business.  Investing cash outflows also declined due to reduced expenditures for acquisitions of $58 million and a reduction of $31 million in software purchase and developed compared to the first six months of fiscal 2009.

Financing activities for the first six month period of fiscal 2010 were not significant.  However, the fiscal 2009 six months net inflow of $287 million included $472 million of net commercial paper borrowings as well as $280 million of net borrowings under lines of credit.  These funds were used for operating purposes and for the repayment of $316 million of maturing term debt.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the year ended April 3, 2009.  In addition, the Company has liabilities related to unrecognized tax benefits; however, the Company cannot reasonably estimate the timing and amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2.4 billion at October 2, 2009, and $2.3 billion at April 3, 2009. The increased balance is the result of the $112 million effect of foreign currency translation on cash balances, primarily relating to exchange rate movements in the British Pound and Euro. Equity increased by $762 million during the six months fiscal 2010 primarily due to net income attributable to CSC shareholders of $346 million, a foreign currency translation adjustment of $355 million, and an unfunded pension adjustment of $47 million in the accumulated other comprehensive income account.

At the end of the second quarter of fiscal 2010, CSC’s ratio of debt to total capitalization was 39.9%, down from 43.0% at the end of fiscal year 2009. The improvement in the debt ratio for the second quarter of fiscal 2010 was primarily the result of the increased equity of $762 million as discussed above. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the second quarter of fiscal 2010 and as of fiscal year end 2009.

	As of
Dollars in millions	Oct. 2, 2009	April 3, 2009
Debt	$4,240	$4,235
Equity	6,380	5,618
Total capitalization	$10,620	$9,853
Debt to total capitalization	39.9%	43.0%

At October 2, 2009, the Company had $29 million of short-term borrowings under uncommitted lines of credit with foreign banks, $36 million of current maturities and $4,175 million of long-term debt.  The Company had no outstanding commercial paper and an immaterial amount of available lines of credit as of October 2, 2009.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of October 2, 2009, the Company had a net investment in the contract of approximately $841 million.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets. The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete could potentially adversely impact such recovery and the Company’s liquidity.

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of October 2, 2009, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year then ended. For the quarter ended October 2, 2009, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of October 2, 2009.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2009.

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

During the fiscal quarter ended October 2, 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

In the course of business, discrepancies or claims may arise as to the use or reliability of various software products provided by the Company for its customers.  On February 7, 2005, the Company was named, along with other vendors to the insurance industry and dozens of insurance companies in Hensley, et al. vs. Computer Sciences Corporation, et al., filed as a putative nationwide class action in state court in the Circuit Court of Miller County, Arkansas, shortly before President Bush signed the Class Action Fairness Act into law.  The plaintiffs allege the defendants conspired to wrongfully use software products licensed by the Company and the other software vendors to reduce the amount paid to the licensees insured for bodily injury claims.  Plaintiffs also allege wrongful concealment of the manner in which these software programs evaluate claims and wrongful concealment of information about alleged inherent errors and flaws in the software.  In February 2009, the Company and the class representatives in the Hensley and Basham litigation agreed to a settlement of the pending litigation which received final court approval in August 2009.  As part of the settlement, the Company agreed to certain injunctive relief, primarily involving the publication of information regarding the use of the Company’s software by its licensees in adjusting bodily injury claims, and to the payment of legal fees to legal counsel representing the classes in the litigation.  The Company’s net payment obligation in the settlement is not material to the Company’s financial condition nor will the settlement have a material adverse effect on the Company’s operations.

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  On August 27, 2009, the government agreed to settle the smaller set of claims with CSC.  As a result of the settlement and other contractual arrangements, the Company expects the deferred costs related to the smaller set of claims will be fully recovered. The foregoing did not have a material impact on the Company’s consolidated financial statements for the quarter ending October 2, 2009.  Included in current assets on the Company's balance sheet are approximately $414 million of unbilled receivables and $227 million of deferred costs related to the remaining 14 claims which total approximately $700 million associated with one contract. The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customers in support of their critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulation.  The Company believes it has valid bases for pursuing recovery of the remaining REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the remaining 14 claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the Armed Services Board of Contract Appeals (ASBCA), one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the approximately $900 million total value for both sets of claims noted above, including the two settled claims.  This adjustment was solely due to the amount of damages claimed and does not affect the amounts recorded in the Company’s balance sheet. The discovery phase of the litigation for the remaining claims began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.

Interest on the remaining set of claims is accruing but will only be recognized in the financial statements when paid.  Resolution of the REA claims/amounts depends on individual circumstances, negotiations by the parties and prosecution of the claims.  The Company will pursue appeals as necessary and is unable to predict the timing of resolution of recovery of these claims; however, resolution of the claims may take years.

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

On August 15, 2006, a federal ERISA class action involving allegations of backdating stock options at the Company was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al. v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court, entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers, and alleged various violations of the ERISA statute.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California.  Upon arrival in the Central District of California, the two cases were consolidated before Judge Otero in Case No. CV 08-2398-SJO.  Defendants filed a motion to dismiss and plaintiffs filed their memorandum in opposition to the motion.  Plaintiffs also filed a motion for class certification, and defendants filed their memorandum in opposition to the motion on August 11, 2008.  Defendants’ motion to dismiss was denied, as was plaintiffs’ motion for class certification.  However, plaintiffs later filed a renewed motion for class certification which was granted on December 29, 2008.  Discovery closed on April 28, 2009.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.

On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  Plaintiffs filed their opening appellate brief on September 9, 2009.  The brief of defendants-appellees was filed on October 30, 2009.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above. The defendants deny the allegations in the Complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On July 29, 2009, the plaintiffs filed a motion to remand the case to state court, and that motion is now fully briefed and awaiting decision.  The federal court has suspended further activity pending a ruling on the remand motion.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending October 2, 2009 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 4, 2009 to July 31, 2009	82	$46.46
August 1, 2009 to August 28, 2009	-
August 29, 2009 to October 2, 2009	14,979	$53.10

(1)
The Company accepted 1,179 shares of its common stock in the quarter ended October 2, 2009 from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 13,882 shares of its common stock in the quarter ended October 2, 2009 from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

Exhibit Number	Description of Exhibit

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.9
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1)  (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.10	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.11	Form FY2006 Annual Management Incentive Plan 1 Worksheet(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

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

Exhibit Number	Description of Exhibit

10.19
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.20	Form of Indemnification Agreement for officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995)

10.21	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit X(xxvi) to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1988)

10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.23	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.24	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.25	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.26	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.27	Form of Performance-Based Restricted Stock Unit Agreement (Replacement Grant) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009)

10.30	General Release of Claims, effective January 30, 2008, with Michael E. Keane(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2008)

Exhibit Number	Description of Exhibit

10.31	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008.)

101.INS	XBRL Instance (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation (3)

101.LAB	XBRL Taxonomy Extension Labels (3)

101.PRE	XBRL Taxonomy Extension Presentation (3)

(1) Management contract or compensatory plan or agreement

(2)   Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.

(3) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: November 11, 2009	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)