Form 10-Q
period 2010-01-01
COMPUTER SCIENCES CORP
filed 2010-02-10
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 1, 2010

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

153,615,200 shares of Common Stock, $1.00 par value, were outstanding on January 25, 2010.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions except per-share amounts)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Revenues	$3,953	$3,952	$11,892	$12,628

Costs of services (excludes depreciation and amortization)	3,105	3,085	9,476	10,097
Selling, general and administrative	239	261	732	824
Depreciation and amortization	280	282	825	912
Interest expense	50	68	158	191
Interest income	(6)	(12)	(20)	(31)
Other (income)/expense	(6)	5	(15)	9
Total costs and expenses	3,662	3,689	11,156	12,002

Income before taxes	291	263	736	626
Taxes on income	75	100	166	(114)
Net income	216	163	570	740

Less:
Net income attributable to noncontrolling interest, net of tax	5	2	12	7
Net income attributable to CSC common shareholders	$211	$161	$558	$733
Earnings per share:
Basic	$1.38	$1.06	$3.67	$4.84

Diluted	$1.36	$1.06	$3.62	$4.80

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of	As of
(Amounts in millions except shares)	January 1, 2010	April 3, 2009
ASSETS
Cash and cash equivalents	$2,427	$2,297
Receivables, net of allowance for doubtful accounts of $55 (fiscal 2010) and $55 (fiscal 2009)	3,935	3,786
Prepaid expenses and other current assets	1,935	1,624
Total current assets	8,297	7,707
Property and equipment, net of accumulated depreciation of $3,843 (fiscal 2010) and $3,417 (fiscal 2009)	2,330	2,353
Outsourcing contract costs, net	651	684
Software, net	469	476
Goodwill	3,921	3,784
Other assets	528	615
Total assets	$16,196	$15,619

LIABILITIES
Short-term debt and current maturities of long-term debt	$131	$62
Accounts payable	415	636
Accrued payroll and related costs	765	822
Other accrued expenses	1,176	1,264
Deferred revenue	795	915
Income taxes payable and deferred income taxes	280	317
Total current liabilities	3,562	4,016

Long-term debt, net of current maturities	4,176	4,173
Income tax liabilities and deferred income taxes	476	486
Other long-term liabilities	1,302	1,326

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000 shares; issued 161,758,003 (fiscal 2010) and 159,688,820 (fiscal 2009)	162	160
Additional paid-in capital	1,969	1,836
Retained earnings	5,450	4,893
Accumulated other comprehensive loss	(582)	(1,004)
Less common stock in treasury, at cost, 8,270,397 shares (fiscal 2010) and 8,190,333 shares (fiscal 2009)	(378)	(375)
Total CSC stockholders’ equity	6,621	5,510
Noncontrolling interest in subsidiaries	59	108
Total stockholders' equity	6,680	5,618
Total liabilities and stockholders' equity	$16,196	$15,619

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Cash flows from operating activities:
Net income	$570	$740

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization and other non-cash charges	878	987
Stock based compensation	49	47
Provision for losses on accounts receivable	17	20
Unrealized foreign currency exchange (gain)/loss, net	(44)	93
Gain on dispositions	(7)	(2)
Changes in operating assets and liabilities, net of acquisition effects:
Increase in assets	(173)	(125)
Decrease in liabilities	(883)	(832)
Net cash provided by operating activities	407	928
Investing activities:
Purchases of property and equipment	(437)	(557)
Outsourcing contracts	(106)	(114)
Acquisitions	(5)	(100)
Software	(106)	(129)
Other investing cash flows	140	62
Net cash used in investing activities	(514)	(838)
Financing activities:
Net repayments of commercial paper	(1)	(263)
Borrowings under lines of credit	101	1,647
Repayments on lines of credit	(43)	(119)
Principal payments on long-term debt	(27)	(324)
Proceeds from stock option and other common stock transactions	79	12
Repurchase of common stock, net of settlement	(2)	(4)
Excess tax benefit from stock-based compensation	7	1
Other financing cash flows	-	3
Net cash provided by financing activities	114	953

Effect of exchange rate changes on cash and cash equivalents	123	(69)

Net increase in cash and cash equivalents	130	974
Cash and cash equivalents at beginning of year	2,297	699
Cash and cash equivalents at end of period	$2,427	$1,673

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

Deferred cost balances at January 1, 2010, and April 3, 2009, of $1,343 million and $1,073 million, respectively, are included in prepaid expenses and other current assets.

Prior amounts have been updated from those presented in previously filed Forms 10-Q to reflect implementation of ASC 810-10 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements.”

Equity in earnings of unconsolidated affiliates of $3 million and $13 million for the quarter and nine months ended January 2, 2009, have been reclassified from cost of services to other (income)/expense in the consolidated condensed statements of income.

Subsequent events have been evaluated through February 10, 2010, the date the financial statements were issued.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 – Accounting Changes

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended January 1, 2010.  The adoption of ASC 105 did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends Topic 820: Fair Value Measurements and Disclosures. This statement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)	A valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities; and
2)	Another valuation technique that is consistent with the principles of Topic 820.

The statement became effective for CSC’s third quarter ended January 1, 2010, and did not have a material effect on CSC’s financial statements.

In December 2007, the FASB issued ASC 810-10 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of ASC 810-10 (SFAS No. 160), the Company adopted the statement as of the beginning of fiscal year 2010 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $108 million at April 3, 2009, was reclassified from the liabilities section to the stockholders’ equity section in the consolidated condensed balance sheet as of the beginning of fiscal year 2010. Net income attributable to noncontrolling interests, net of tax of $5 million and $2 million for the quarter and $12 million and $7 million for the nine months ended January 1, 2010, and January 2, 2009, respectively, is presented separately in the consolidated condensed statements of income.

In December 2007, the FASB issued ASC 805-10 (SFAS No. 141(R)), “Business Combinations,” which became effective as of the beginning of fiscal year 2010 via prospective application to business combinations. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this statement as of the beginning of fiscal year 2010. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	January 1, 2010	January 2, 2009

Net income attributable to CSC common shareholders	$211	$161

Common share information:
Average common shares outstanding for basic EPS	152.784	151.485
Dilutive effect of stock options and equity awards common stock equivalents	2.646	0.372
Shares for diluted EPS	155.430	151.857

Basic EPS	$1.38	$1.06

Diluted EPS	$1.36	$1.06

	Nine Months Ended
(Amounts in millions, except per share data)	January 1, 2010	January 2, 2009

Net income attributable to CSC common shareholders	$558	$733

Common share information:
Average common shares outstanding for basic EPS	152.052	151.352
Dilutive effect of common stock equivalents	2.227	1.267
Shares for diluted EPS	154.279	152.619

Basic EPS	$3.67	$4.84

Diluted EPS	$3.62	$4.80

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The numbers of such options were 5,969,792 and 10,257,633 for the quarter and nine months ended January 1, 2010, respectively, and 18,013,187 and 14,312,953 for the quarter and nine months ended January 2, 2009, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 – Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2010, and April 3, 2009, consistent with the fair value hierarchy provisions of ASC 820-10 (SFAS No. 157):

	As of
(Amounts in millions)	January 1, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,630	$1,630	$-	$-
Time deposits	117	117	-	-
Derivative assets, net	2	-	2	-
Total	$1,749	$1,747	$2	$-

	As of
(Amounts in millions)	April 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,190	$1,190	$-	$-
Time deposits	549	549	-	-
Derivative assets, net	1	-	1	-
Total	$1,740	$1,739	$1	$-

The Company’s derivative assets include foreign currency forward and purchased option contracts.  The fair value of the Company’s forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 for forward contracts.  The option contract valuation inputs are based on quoted pricing from external valuations and do not involve management judgment. The inputs used to value the option contracts are considered Level 2 inputs. The Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The money market funds and time deposits are included and reported in cash and cash equivalents whereas the derivative assets are included and reported in prepaid expenses and other current assets and derivative liabilities in accrued expenses. Gains and losses from changes in the fair value of financial instruments are included in earnings and reported in other (income)/expense (see Note 6).

Financial Instruments

The carrying amounts of the Company’s financial instruments with short maturities are deemed to approximate their market values.

The carrying amount of the Company’s long-term debt was $4,176 million and $4,173 million and the estimated fair value was $4,149 million and $4,155 million as of January 1, 2010, and April 3, 2009, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 – Foreign Currency Derivative Instruments

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards and purchased option contracts to hedge certain intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815 (previously FAS 133) and all changes in fair value are reported in net earnings as part of other (income)/expense (see Note 6).

The notional amount of forward contracts outstanding was approximately $432 million and $951 million as of January 1, 2010, and April 3, 2009, respectively. The notional amount of purchased option contracts outstanding was $54 million as of January 1, 2010, but none were outstanding on April 3, 2009. The estimated aggregate fair value of the forward and option contracts, as of January 1, 2010, and April 3, 2009, was $2 million and $1 million, respectively (see Note 4).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 – Other (Income)/Expense

Other (income)/expense includes foreign currency gains and losses on intercompany and foreign currency balances, gains and losses on foreign exchange forward contracts and purchased options, equity in earnings of unconsolidated affiliates, and gains and losses from the sale of non-operating assets or immaterial businesses.

For the quarters and nine months ended January 1, 2010, and January 2, 2009, the components of other (income)/expense were as follows:

	Quarter Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Foreign exchange (gains)/losses, net	$(2)	$10
Equity in earnings of unconsolidated affiliates	(3)	(3)
Gain on sale of non-operating assets	(1)	(2)
Total Other (Income)/Expense	$(6)	$5

	Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Foreign exchange losses, net	$3	$24
Equity in earnings of unconsolidated affiliates	(12)	(13)
Gain on sale of non-operating assets	(6)	(2)
Total Other (Income)/Expense	$(15)	$9

Net foreign exchange losses of $3 million and $24 million for the nine months ended January 1, 2010, and January 2, 2009, respectively, were attributed to the costs to hedge foreign currency intercompany balances and foreign currency economic risk associated with off-shore operations and miscellaneous foreign currency losses due to un-hedged intercompany balances.

There was no material net cost for the Company’s option program during the quarters ended January 1, 2010, and January 2, 2009.  For the nine months ended January 1, 2010, and January 2, 2009, the net premium paid was $4 million and $5 million, respectively.

Gain on sale of non-operating assets for the first nine months of fiscal year 2010 was primarily from a $4 million gain on sale of the former corporate headquarters in El Segundo, California, in June 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension and postretirement benefit plans are as follows:

	Quarter Ended
(Amounts in millions)	January 1, 2010		January 2, 2009
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$9	$29	$11
Interest cost	42	27	37	24
Expected return on assets	(40)	(23)	(42)	(27)
Amortization of unrecognized net loss and other	1	6	-	4
Net periodic pension cost	$5	$19	$24	$12

	Nine Months Ended
(Amounts in millions)	January 1, 2010		January 2, 2009
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$30	$25	$87	$35
Interest cost	125	81	111	84
Expected return on assets	(118)	(68)	(128)	(94)
Amortization of unrecognized net loss and other	5	17	3	11
Pension curtailment	(13)	-	-	-
Net periodic pension cost	$29	$55	$73	$36

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

The service cost for U.S. pension plans during the quarter ended January 1, 2010, decreased by $27 million when compared to the quarter ended January 2, 2009, due mainly to the freeze of the Plan.  Similarly, the service cost for U.S. pension plans decreased by approximately $57 million between the nine months ended January 1, 2010, and the nine months ended January 2, 2009, due mainly to the freeze of the Plan.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company has entered into formal consultation with its workforce and their union representatives regarding changes it proposes to make to its defined benefit pension plans in the United Kingdom.  It is expected that consultation will continue through the Company's fourth quarter, after which a decision will be made on how to proceed.

The Company expects to contribute approximately $135 million to its defined benefit pension during fiscal 2010.  During the quarter ended January 1, 2010, the Company contributed $39 million to its defined benefit pension plans.  During the first nine months of fiscal 2010, the Company contributed approximately $118 million to its defined benefit pension plans.

(Amounts in millions)	Quarter Ended
	January 1, 2010		January 2, 2009
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3	-	2	-
Expected return on assets	(1)	-	(1)	-
Amortization of unrecognized net loss	2	-	2	-
Net provision for postretirement benefits	$4	$-	$3	$-

(Amounts in millions)	Nine Months Ended
	January 1, 2010		January 2, 2009
Other Postretirement Benefits	U.S. Plans	Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans
Service cost	$-	$-	$2	$-
Interest cost	9	-	8	1
Expected return on assets	(3)	-	(5)	-
Amortization of unrecognized net loss and other	6	-	3	-
Net provision for postretirement benefits	$12	$-	$8	$1

(a) Amounts are immaterial for non-U.S. plans.

The Company expects to contribute approximately $10 million to its postretirement benefit plans during fiscal 2010.  During the quarter ended January 1, 2010, the Company contributed $2 million to its postretirement benefit plans.   During the first nine months of fiscal 2010, the Company contributed $6 million to the postretirement benefit plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 – Income Taxes

The effective tax rate for the third quarter ended and nine months ended was 25.8% and 22.6% for fiscal year 2010, and 38.0% and (18.2%) for fiscal year 2009, respectively.  The increase in the fiscal year 2010 rate is primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company recorded a tax benefit related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.  The recognition of this benefit resulted in a decrease to the effective tax rate for the third quarter ended and nine months ended of 4.7% and 6.8% for fiscal year 2010, respectively. In addition, the fiscal year 2009 effective tax rates reflect the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

As of January 1, 2010, in accordance with ASC 740-10 (FASB Interpretation No. 48), the Company's liability for uncertain tax positions was $472 million, which is included in noncurrent liabilities on the Company’s balance sheet, including interest of $85 million and penalties of $26 million.  The Company’s liability for uncertain tax positions at January 1, 2010 includes $272 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The total amount of uncertain tax positions decreased by approximately $32 million compared to fiscal year end 2009, primarily due to settlements with state taxing authorities and taxing authorities in foreign jurisdictions which also resulted in the remeasurement of an uncertain tax position for foreign tax credits.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions in the amount of $21 million, excluding interest, penalties and tax carryforwards.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 – Stock Incentive Plans

As of January 1, 2010, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the quarter and nine months ended January 1, 2010, and January 2, 2009, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Cost of services	$3	$3
Selling, general and administrative	12	10
Total	$15	$13
Total net of tax	$9	$8

	Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Cost of services	$11	$11
Selling, general and administrative	38	36
Total	$49	$47
Total net of tax	$30	$29

The Company’s overall stock-based compensation granting practice has not changed year over year and there have been no material changes in the underlying assumptions in the fair value calculations.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The weighted average grant date fair values of stock options granted during the nine months ended January 1, 2010, and January 2, 2009, were $15.15 and $15.86 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	January 1, 2010	January 2, 2009
Risk-free interest rate	2.20%	3.21%
Expected volatility	41%	36%
Expected lives	4.14 years	4.07 years

During the nine months ended January 1, 2010, and January 2, 2009, the Company realized income tax benefits of $12 million and $6 million, respectively, and an excess tax benefit of $7 million and $1 million, respectively, related to all of its stock incentive plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At January 1, 2010, 9,147,036 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of January 1, 2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of April 3, 2009	18,294,562	$47.15	5.53	$23
Granted	2,856,430	42.53
Exercised	(1,972,472)	40.89
Canceled/forfeited	(245,909)	49.91
Expired	(1,363,336)	57.09
Outstanding as of January 1, 2010	17,569,275	46.29	6.05	198

Vested and expected to vest in the future as of January 1, 2010	17,225,695	46.32	6.05	194
Exercisable as of January 1, 2010	12,124,330	46.34	4.83	136

The total intrinsic value of options exercised during the nine months ended January 1, 2010, and January 2, 2009, was $24 million and $4 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the nine months ended January 1, 2010, and January 2, 2009, was $79 million and $12 million, respectively.

As of January 1, 2010, there was $57 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.87 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years.  Restricted stock awards consist of shares of common stock of the Company issued at a price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.  If prior to the redemption in full of the RSU, the employee’s status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during the nine months ended January 1, 2010, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the nine months ended January 1, 2010, nine senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of January 1, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	881,504	$49.41
Granted	627,542	42.31
Released/Redeemed	(164,553)	49.52
Forfeited/Canceled	(189,825)	47.34
Outstanding as of January 1, 2010	1,154,668	$45.88

As of January 1, 2010, there was $31 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.19 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of January 1, 2010, 28,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	As of January 1, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	113,021	$45.96
Granted	20,800	48.97
Redeemed	(600)	37.81
Forfeited/canceled	-	-
Outstanding as of January 1, 2010	133,221	$46.47

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

As of January 1, 2010, there was $1 million of total unrecognized compensation expense related to unvested nonemployee director RSUs.  The cost is expected to be fully recognized as of the 2010 annual stockholders’ meeting.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 – Dividends

No dividends were paid or declared during the periods presented.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11 – Cash Flows

Cash payments for interest on indebtedness were $148 million and $159 million for the nine months ended January 1, 2010, and January 2, 2009, respectively.  Net cash payments for taxes on income were $294 million and $223 million for the nine months ended January 1, 2010, and January 2, 2009, respectively.  Noncash investing activities included capital lease obligations of $38 million and $43 million for the nine months ended January 1, 2010, and January 2, 2009, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12 – Stockholders’ Equity and Comprehensive Income

The components in stockholders’ equity are as follows:

(Amounts in millions)	Total Equity	CSC Equity	Noncontrolling Interest Equity
Balance at March 28, 2008	$5,621	$5,462	$159

Net income	740	733	7
Common stock	1	1	-
Additional paid in capital	59	59	-
Foreign currency translation adjustment	(552)	(552)	-
Unfunded pension adjustment	1	1	-
Common stock in treasury	(3)	(3)	-
Distributions and other (proceeds on sale)	(84)	(26)	(58)

Balance at January 2, 2009	$5,783	$5,675	$108
(Amounts in millions)	Total Equity	CSC Equity	Noncontrolling Interest Equity
Balance at April 3, 2009	$5,618	$5,510	$108

Net income	570	558	12
Common stock	2	2	-
Additional paid in capital	133	133	-
Foreign currency translation adjustment	374	374	-
Unfunded pension adjustment	48	48	-
Common stock in treasury	(3)	(3)	-
Distributions and other (proceeds on sale)	(62)	(1)	(61)

Balance at January 1, 2010	$6,680	$6,621	$59

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of comprehensive income, net of tax, are as follows:

	Quarter Ended
(Amounts in millions)	January 1, 2010	January 2, 2009

Net income attributable to CSC common shareholders	$211	$161
Foreign currency translation adjustment	19	(237)
Comprehensive income (loss)	$230	$(76)

	Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009

Net income attributable to CSC common shareholders	$558	$733
Foreign currency translation adjustment	374	(552)
Unfunded pension adjustment	48	1
Comprehensive income	$980	$182

The components of accumulated other comprehensive losses are as follows:

	As of
(Amounts in millions)	January 1, 2010	April 3, 2009

Foreign currency translation adjustment	155	(219)
Unfunded pension adjustment	(737)	(785)
Accumulated Other Comprehensive Loss	$(582)	$(1,004)

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consist of accumulated foreign currency translation adjustments and unamortized benefit plan costs. The unfunded pension adjustment is attributable to the pension curtailment effective May 20, 2009, as discussed in Note 7. The foreign currency translation adjustment is due to appreciation in foreign currency-denominated assets and liabilities, primarily British Pound and Euro movements of 11% and 9%, respectively.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Based on the above changes, the Company has recast prior periods reportable segments to be comparable with fiscal 2010.  The following tables summarize operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2010
Quarter Ended January 1, 2010
Revenues	$1,477	$1,618	$887	$4	$(33)	$3,953
Operating income (loss)	140	175	81	(19)	-	377
Depreciation and amortization	33	207	37	3	-	280

Fiscal 2009
Quarter Ended January 2, 2009
Revenues	$1,476	$1,607	$893	$4	$(28)	$3,952
Operating income (loss)	118	180	83	(10)	-	371
Depreciation and amortization	33	210	36	3	-	282

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2010
Nine Months Ended January 1, 2010
Revenues	$4,617	$4,761	$2,589	$13	$(88)	$11,892
Operating income (loss)	403	435	205	(60)	(1)	982
Depreciation and amortization	99	606	110	10	-	825

Fiscal 2009
Nine Months Ended January 2, 2009
Revenues	$4,464	$5,308	$2,934	$12	$(90)	$12,628
Operating income (loss)	344	405	229	(44)	1	935
Depreciation and amortization	105	671	126	10	-	912

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Operating income	$377	$371	$982	$935
Corporate G&A	(48)	(47)	(123)	(140)
Interest expense	(50)	(68)	(158)	(191)
Interest income	6	12	20	31
Other income/(expense)	6	(5)	15	(9)
Income before taxes	$291	$263	$736	$626

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 14 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  No adverse change in these factors has occurred in the third quarter of 2010 that would indicate a significant impact on the recoverability of goodwill and as a result, we concluded that an interim test of goodwill impairment is not needed.

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended January 1, 2010:

(Amounts in millions)	NPS	MSS	BSS	Total
Balance as of April 3, 2009	$692	$1,871	$1,221	$3,784
Additions	2	-	10	12
Foreign currency translation	-	84	41	125
Balance as of January 1, 2010	$694	$1,955	$1,272	$3,921

During the first quarter of fiscal 2010, the Company revised its segment reporting structure as discussed in Note 13.  As a result of this revision, the April 3, 2009 balances have been modified to reflect this change.

The addition to goodwill of $12 million consisted of $10 million related to an acquisition of an immaterial business, as well as other insignificant adjustments totaling $2 million. As part of the Company’s reorganization, three insignificant operations were transferred between reporting units.  Consequently, $44 million of goodwill was transferred from the MSS reporting segment to the BSS reporting segment.

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with ASC 830-10 (SFAS No. 52), “Foreign Currency Translation.”

A summary of amortizable intangible assets as of January 1, 2010, and April 3, 2009, is as follows:

	As of January 1, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,677	$1,208	$469
Outsourcing contract costs	2,101	1,450	651
Customer and other intangible assets	397	225	172
Total intangible assets	$4,175	$2,883	$1,292

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,558	$1,082	$476
Outsourcing contract costs	1,925	1,241	684
Customer and other intangible assets	402	200	202
Total intangible assets	$3,885	$2,523	$1,362

Amortization related to intangible assets was $116 million and $120 million for the quarter and $325 million and $387 million for the nine months ended January 1, 2010, and January 2, 2009, respectively.  Estimated amortization expense related to intangible assets as of January 1, 2010, for the fourth quarter fiscal 2010 through fiscal 2014, is as follows: $115 million, $336 million, $273 million, $200 million and $139 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of January 1, 2010, the Company had $20 million of accounts receivable, $13 million of allowance for doubtful accounts, and $1 million of fixed assets with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of January 1, 2010, the Company had $339 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company guarantees working capital credit lines established with local financial institutions for its non-U.S. business units.  Generally, guarantees have one-year terms and are renewed annually.  CSC guarantees up to $710 million of such working capital lines, and the amount of the maximum potential payment is $90 million, representing the amount of the related outstanding subsidiary debt as of January 1, 2010. The $90 million outstanding debt is reflected in the Company’s consolidated financial statements.

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  On August 27, 2009, the government agreed to settle the smaller set of claims with CSC.  As a result of the settlement and other contractual arrangements, the Company expects the deferred costs related to the smaller set of claims will be fully recovered.  On December 24, 2009, the Government made a partial payment of $35 million on one of the remaining 14 claims.  Thereafter, CSC filed an amended complaint with the Armed Services Board of Contract Appeals (ASBCA), the forum in which the claims are litigated, reducing the amount of its claims by $35 million. Included in current assets on the Company's balance sheet are approximately $379 million of unbilled receivables, reflecting the $35 million payment, and $227 million of deferred costs related to the remaining 14 claims which total approximately $678 million associated with one contract. The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customer in support of its critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of the remaining REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the remaining set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the ASBCA, one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the value of the claims and was further adjusted downward to reflect the $35 million payment during the third quarter of fiscal 2010 as noted above.  The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.

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

A state law claim, Allbright v. Bailey et al., Case No. BC353316, was filed on June 1, 2006 and was consolidated with a subsequently filed case, Jones v. Bailey et al., Case No. BC354686.  In July 2008, Superior Court Judge Carl West dismissed the consolidated case with prejudice. The statutory time for filing a notice of appeal has passed.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles alleging backdating of stock option grants to various senior executives at CSC and naming CSC as a nominal defendant and various current and former directors and officers as individual defendants. Thereafter, two additional nearly identical derivative suits were filed in the same court.  All three federal derivative actions were ultimately consolidated into one action entitled  In re CSC Shareholder Derivative Litigation, CV 06-5288.  On July 24, 2007, Judge Mariana Pfaelzer granted a motion to dismiss based on demand futility and dismissed an amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007, reflecting the same ruling.  Plaintiffs appealed the decision to the Ninth Circuit which affirmed the judgment of dismissal. The judgment is now final.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was delayed until the decision of the Ninth Circuit in the foregoing federal derivative case became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.  On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the report of the special committee reported the results of its review to the Board.

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

On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, On August 10, 2009, the CSC defendants filed a notice of cross appeal regarding recovery of costs.  Plaintiffs filed their opening appellate brief on September 9, 2009 and defendants filed their opposition brief on the merits and brief on costs on October 30, 2009. Plaintiffs’ reply brief on the merits and opposition brief on costs was filed on December 14, 2009.  The CSC defendants’ reply brief on the issue of costs was filed on January 11, 2010.  The Ninth Circuit has not yet scheduled oral argument.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 16 – Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that include Software Elements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

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

In December 2009, the FASB issued ASU 2009-16, which formally codifies SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140,” which is a revision to Statement 140.  Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s financial statements.

In December  2009, the FASB issued ASU 2009-17, which formally codifies SFAS No. 167,  “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements."  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, ASU 2010-06 clarifies the following existing disclosures:

•
A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, where a class is a subset of assets or liabilities within a line item in the statement of financial position; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The Statement will become effective for CSC's fourth quarter ended April 2, 2010, except for the disclosures about purchases, sales, issuances and settlements, which will become effective at the beginning of CSC's fiscal 2012 and is not expected to have a material effect on CSC's financial statements.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2010 versus
Third Quarter and First Nine Months of Fiscal 2009

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 3, 2009.  The following discusses the Company's results of operations and financial condition as of and for the third quarter and nine months ended January 1, 2010, and the comparable periods for the prior fiscal year.

Third Quarter Overview

Key operating results for the third quarter include:

•
Third quarter revenues were approximately flat at $4.0 billion compared to the prior year and down 4.1% on a constant currency basis. Revenues were down 5.8%, to $11.9 billion for the first nine months, and also down 4.1% in constant currency as compared to the prior year.

•
Net income attributable to CSC common shareholders for the third quarter was $211 million, an increase of 31.1% or $50 million as compared to the prior year.   For the nine months, net income attributable to CSC common shareholders was $558 million, a decrease of 23.9% or $175 million as compared to the prior year period.  The prior year nine month results include a net $370 million reduction to income tax expense as a result of the conclusion of the IRS examination of the Company’s consolidated U.S. tax returns for fiscal years 2000 through 2004.

•
Diluted earnings per share were $1.36 for the fiscal 2010 third quarter, an increase from $1.06 in the prior year. Diluted earnings per share were $3.62 for the fiscal 2010 nine months year to date, a decrease from $4.80 for the nine months of fiscal 2009, which contained significant tax benefits.

•
Business awards of $6.8 billion and $14.9 billion were announced for the third quarter and nine months of fiscal 2010, compared to $2.7 billion and $12.7 billion for the prior fiscal year periods. For the third quarters of fiscal 2010 and 2009, respectively, NPS was awarded $.8 billion and $1.2 billion, MSS was awarded $5.2 billion and $.7 billion, and BSS was awarded $.8 billion and $.8 billion.  During the fiscal 2010 fourth quarter, a protest against the awarding to CSC of a $493 million second quarter award by the Transportation Security Administration (TSA) was upheld, which is included in NPS' year-to-date awards.  The Company is currently under a stop work order on this contract.  TSA has decided to re-open discussions to all offerors within the competitive range.

•	DSO of 88 days improved 5 days compared to 93 days at the end of the third quarter of the prior fiscal year.(1)

•	Debt-to-total capitalization ratio(2) at fiscal 2010 third quarter-end improved to 39.2% compared to 43.0% at fiscal year-end 2009.

•	ROI for the four quarters ended January 1, 2010, was 11.1%, down from 12.9% for the comparable prior fiscal period driven by reduced investment base turnover as a result of higher average debt.(3)

•	Cash provided by operating activities was $407 million for the nine months, compared to cash provided of $928 million for the first nine months of fiscal 2009.

•	Cash used in investing activities was $514 million for the nine months, compared to cash used of $838 million for the first nine months of fiscal year 2009.

•	Cash provided by financing activities was $114 million for the nine months, compared to cash provided of $953 million for the first nine months of fiscal year 2009.

•	Free cash flow for the nine months was $140 million outflow as compared to $170 million inflow for the first nine months of fiscal 2009,(4) a decrease of $310 million.

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

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009

Adjusted Net Income	$1,143	$1,200
Less:
Interest expense	227	248
Special items		63
Taxes (excluding effect of Interest Expense and Special Items)	(24)	(26)
Income Before Taxes as Reported	$940	915

(4)	The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Nine Months Ended
(Amount in millions)	January 1, 2010	January 2, 2009

Free cash flow	$(140)	$170
Net cash used in investing activities	514	838
Acquisitions	(5)	(100)
Business dispositions	14	-
Capital lease payments	24	20
Net cash provided by operating activities	$407	$928
Net cash used in investing activities	$(514)	$(838)
Net cash provided by financing activities	$114	$953

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

Results of Operations

Revenues

	Quarter Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Change	Percent

NPS	$1,477	$1,476	$1	0.1%
MSS	1,618	1,607	11	0.7
BSS	887	893	(6)	(0.7)
Corporate	4	4	-	-
Subtotal	3,986	3,980	6	0.2
Eliminations	(33)	(28)	(5)	17.9
Total Revenue	$3,953	$3,952	$1	-%

	Nine Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Change	Percent

NPS	$4,617	$4,464	$153	3.4%
MSS	4,761	5,308	(547)	(10.3)
BSS	2,589	2,934	(345)	(11.8)
Corporate	13	12	1	8.3
Subtotal	11,980	12,718	(738)	(5.8)
Eliminations	(88)	(90)	2	(2.2)
Total Revenue	$11,892	$12,628	$(736)	(5.8)%

The factors affecting the percent change in revenues for the third quarter and nine months ended January 1, 2010, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.5%	-	(0.4)%	0.1%
MSS	-	5.9%	(5.2)	0.7
BSS	1.0	7.8	(9.5)	(0.7)
Cumulative Net Percentage	0.4%	4.2%	(4.6)%	-

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.7%	0.0%	2.7%	3.4%
MSS	-	(3.4)	(6.9)	(10.3)
BSS	0.6	(1.4)	(11.0)	(11.8)
Cumulative Net Percentage	0.4%	(1.7)%	(4.5)%	(5.8)%

Revenue for the third quarter of fiscal 2010 remained approximately flat compared to the same quarter in the prior year, with benefits from currency fluctuations offsetting declines in BSS and MSS. Revenues for the nine months year to date in fiscal 2010 declined 5.8%, partly due to adverse currency fluctuations but primarily driven by lower BSS and MSS revenues. Higher NPS revenues for the nine months partially offset the BSS and MSS declines, which were the result of reduced volumes, completed contracts, and reduced overall demand as discussed below.

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Change	Percent

Department of Defense	$1,074	$1,069	$5	0.5%
Civil agencies	353	373	(20)	(5.4)
Other (1)	50	34	16	47.1
Total North American Public Sector	$1,477	$1,476	$1	0.1%

	Nine Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	Change	Percent

Department of Defense	$3,405	$3,130	$275	8.8%
Civil agencies	1,062	1,217	(155)	(12.7)
Other (1)	150	117	33	28.2
Total North American Public Sector	$4,617	$4,464	$153	3.4%

(1)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

NPS revenues were materially unchanged in the third quarter of fiscal 2010 as compared to the same period in the prior year.   Department of Defense agency contract award delays have been offset by a field operations contract that commenced in the first quarter and contributed $48 million in the third quarter. A State Medicaid program awarded in 2009 realized $11 million in the quarter and is included in Other.  The Department of Defense and Other increases offset declines in Civil agencies from reduced customer funding on several contracts.

For the nine months ended January 1, 2010, revenues increased $153 million, or 3.4%, compared to same period in the prior year, driven by a $275 million, or 8.8%, increase in Department of Defense revenue. Approximately $130 million of the increase was due to the commencement of the field operations contract in the first quarter of fiscal 2010 and $65 million was due to revenue associated with a claim settlement in the second quarter.  Various other Department of Defense increases were partially offset by the conclusions of various contracts, new contract delays and protests in the first nine months of fiscal 2010.

Revenue from civil agencies declined $155 million for the nine months, primarily the result of contract conclusions and reduced funding on certain contracts with various civil agencies. The resulting revenue reduction was only partially offset by new business revenue on other civil agency contracts in fiscal 2010.

During the third quarter and nine months of fiscal 2010, the Company announced federal contract awards with a total value of $.8 billion and $5.7 billion, compared to $1.2 billion and $5.6 billion during the comparable periods in fiscal 2009, respectively.  During the fiscal 2010 fourth quarter, a protest against the awarding to CSC of a $493 million second quarter award by the Transportation Security Administration (TSA) was upheld, which is included in NPS’ year-to-date awards.  The Company is currently under a stop work order on this contract.  TSA has decided to re-open discussions to all offerors within the competitive range.

Managed Services Sector

MSS revenues increased $11 million, or .7%, in the third quarter fiscal 2010 as compared to the same prior fiscal year period. MSS revenue had $95 million of favorable currency movements for the third quarter primarily in Europe. Offsetting these currency movements were $84 million in reduced revenues during the third quarter, with $75 million in the Americas, from reduced scope, volumes, and project demand.

MSS revenue decreased $547 million, or 10.3%, for the first nine months fiscal 2010 compared to the same prior fiscal year period. MSS revenue had $178 million of unfavorable currency movements for the nine months, primarily in Europe. The remaining $369 million decline for the nine months was due to reduced scope and project work on existing clients, and several contract conclusions and terminations.  MSS has experienced pressures relating to decreased client project work and customer discretionary spending which have driven revenues lower. In order to mitigate these pressures, MSS has instituted actions such as staff reductions, improved staff utilization, travel and facility reductions, and shifting efforts to lower cost geographies.  Partly offsetting these revenue declines were significant new contracts, and increased scope and project work in the manufacturing, technology, consumer and public sector industries.

During the third quarter and nine months of fiscal 2010, MSS had contract awards of $5.2 billion and $6.6 billion, compared to $.7 billion and $4.2 billion in the same prior fiscal periods.

Business Solutions and Services

BSS revenues decreased $6 million or 0.7% in the third quarter fiscal 2010 as compared to the same prior fiscal period. BSS revenues had $69 million of favorable currency movements for the third quarter. The decrease in revenues, excluding the currency benefit, was a result of approximately $40 million reduction from the sale of a previously consolidated majority-owned reseller business in Hong Kong, a decrease of $39 million in scope and project reductions on core consulting contracts, and non-consulting based operations of $9 million. Partially offsetting these revenue declines were minor consulting improvements and milestone achievements.

BSS revenues decreased $345 million, or 11.8% for the first nine months fiscal 2010, as compared to the same prior fiscal period.  BSS revenue had $41 million, or 1.4% of unfavorable currency movements for the nine months. Of the remaining $304 million, or 10.4%, decline for the nine months, approximately $57 million was due to declines in an Australian staffing business, $54 million from the extra week in the first quarter of fiscal 2009, approximately $40 million from the sale of the reseller business in Hong Kong, $42 million from declines in the financial services business including lower software license sales, $15 million from milestone timing on the NHS contract, and approximately $111 million from reduced demand in consulting work as new projects were delayed and existing projects concluded. Partially offsetting the declines was $18 million from an acquisition made in Brazil during the second quarter of fiscal 2010.

During the third quarter and nine months of fiscal 2010, BSS had contract awards of $.8 billion and $2.6 billion, compared to $.8 billion and $2.9 billion in the same prior fiscal periods.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage Of Revenue		Percentage Point Change
(Dollars in millions)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Cost of services (excludes depreciation and amortization)	$3,105	$3,085	78.5%	78.1%	0.4%
Selling, general and administrative	239	261	6.0	6.6	(0.6)
Depreciation and amortization	280	282	7.1	7.1	-
Interest expense, net	44	56	1.1	1.4	(0.3)
Other income	(6)	5	(0.2)	0.1	(0.3)
Total	$3,662	$3,689	92.5%	93.3%	(0.8)%

	Nine Months Ended
	Amount		Percentage Of Revenue		Percentage Point Change
(Dollars in millions)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Cost of services (excludes depreciation and amortization)	$9,476	$10,097	79.7%	80.0%	(0.3)
Selling, general and administrative	732	824	6.1	6.5	(0.4)
Depreciation and amortization	825	912	6.9	7.2	(0.3)
Interest expense, net	138	160	1.2	1.3	(0.1)
Other income	(15)	9	(0.1)	0.1	(0.2)
Total	$11,156	$12,002	93.8%	95.0%	(1.2)

Costs of Services

The costs of services (COS), as a percentage of revenue, increased .4 percentage points to 78.5% in the third quarter of fiscal 2010 from 78.1% in the prior fiscal year. Higher ratios in the MSS and BSS segments resulted from revenue decreasing faster than the implementation of cost containment measures.  BSS COS ratio also increased from a recent, small acquisition not completely offset by ongoing cost reduction programs to reduce headcount, salaries, benefits, subcontractor costs, and data center migration. Offsetting these higher ratios, NPS improved its COS ratio mainly due to a $22.5 million estimate-at-completion (EAC) favorable adjustment on a majority-owned contract, partly offset by a $8.5 million charge related to a contract to provide systems development and implementation services to a government agency. A portion of the favorable EAC adjustment is offset by an increased noncontrolling interest adjustment to record the minority partner’s share of earnings.

COS decreased .3 percentage points to 79.7% in the nine months of fiscal 2010 from 80.0% in the prior fiscal year.  The improvement was driven by NPS and MSS cost reduction programs implemented in fiscal 2010. MSS has made several efforts to reduce headcount in the Americas and the use of subcontractors in Europe, while increasing operations in off-shore, lower cost geographies. In addition, operational issues in the prior year in the Americas caused higher costs that were not repeated in the current year.  Smaller improvements were also seen in NPS as revenue increased from the prior fiscal year.  NPS also benefited by the favorable EAC adjustment of $22.5 million, offset by the $8.5 million charge in the third quarter of fiscal 2010. Offsetting these improvements, the BSS ratio increased as revenue declined faster than the implementation of cost containment measures.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense declined .6% and .4% as a percentage of revenue in the third quarter and nine months of fiscal 2010 compared to the same prior fiscal year periods. For the third quarter, the effect of ongoing MSS and BSS cost reduction actions were the primary driver of the improved SG&A as a percentage of revenue, including decreases in headcount, salary, benefits, and legal fees, as well as movement of certain administrative functions to lower cost geographies.  Partially offsetting these cost reductions were higher severance costs for BSS in the Americas and increase in the allowance for doubtful accounts in the first quarter.  SG&A as a percentage of revenue also improved in the nine months year to date from ongoing cost containment measures, including movement of certain administrative functions to lower cost geographies.  Also offsetting percentage of revenue declines was revenue that decreased faster than implementing the cost containment measures over the nine months fiscal 2010 for BSS and MSS.

Depreciation and Amortization

Depreciation and amortization (D&A) was approximately flat in amount and as a percentage of revenue in the third quarter as compared to prior fiscal period. In the third quarter, improved D&A in MSS was offset by slightly higher ratios in NPS and BSS.  Amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, remained flat as normal amortization was affected slightly with new additions.  The flat D&A ratio was also a result of reduced purchases of property and equipment, reflecting efforts to limit capital spending in recent quarters relative to revenue decreases in BSS and MSS.

D&A for the nine months ended January 1, 2010 decreased .3% as a percentage of revenue as compared to prior fiscal period.  Improvement in the period was primarily due to a shift in the business mix toward NPS which has lower D&A as a percentage of revenue than MSS and BSS.

Interest Expense, Net

Interest expense, net of interest income, decreased $12 million and $22 million for the third quarter and nine months ended January 1, 2010, compared to the prior fiscal periods.  The decrease was due to lower debt in the third quarter of fiscal 2010 ($4.3 billion versus $4.4 billion), interest income from higher cash and cash equivalents balance at January 1, 2010, versus January 2, 2009 ($2.4 billion versus $1.7 billion, respectively), and declining interest rates.

Other (Income)/Expense

Other (income)/expense includes foreign currency exchange gains and losses including gains and losses on currency forwards, hedging costs, equity in earnings of unconsolidated affiliates, purchased options contracts, and gains and losses from the sale of non-operating assets and immaterial business operations.  Other income increased $11 million and $24 million for the third quarter and the nine months year to date, respectively, compared to the prior year comparable periods.  The change in the quarter and nine months was primarily due to net foreign currency gains and losses and, for the nine months, a miscellaneous gain on sale of non-operating assets during the first quarter of fiscal 2010. The Company addressed the foreign currency exchange rate volatility risk for fiscal 2010 by hedging intercompany balances with forward contracts.

For the quarter and nine months ended January 1, 2010, and January 2, 2009, the Company increased its use of off-shore support and therefore its exposure to foreign currency fluctuations.  The Company’s efforts to manage the exposure to foreign currency fluctuations has reduced the volatility of currency gains and losses and the additional costs which resulted are reported in other (income)/expense for these periods.

Taxes

The effective tax rate for the third quarter ended and nine months ended was 25.8% and 22.6% for fiscal year 2010, and 38.0% and (18.2%) for fiscal year 2009, respectively.  The increase in the fiscal year 2010 rate is primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company recorded tax benefits related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.  The recognition of these benefits resulted in a decrease to the effective tax rate for the third quarter ended and nine months ended of 4.7% and 6.8% for fiscal year 2010, respectively. In addition, the fiscal year 2009 effective tax rates reflect the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

As of January 1, 2010, the Company's liability for uncertain tax positions was $472 million, including interest of $85 million and penalties of $26 million.  The total amount of uncertain tax positions decreased by approximately $32 million compared to fiscal year end 2009, primarily due to settlements with state taxing authorities and taxing authorities in foreign jurisdictions which also resulted in the remeasurement of an uncertain tax position for foreign tax credits.

Interest expense is expected to continue to accrue at approximately $3.2 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share on a diluted basis increased $.30 for the third quarter compared to the prior fiscal quarter period. The increase in diluted earnings per share was the result of an increase in net income attributable to CSC common shareholders of $50 million.  The earnings per share increase was modified as a result of an increase in the average share base outstanding (on a fully diluted basis) of approximately 3.9 million shares in the third quarter of fiscal 2010. The increase in the average share base outstanding resulted from additional common stock equivalents based on the Company’s stock price appreciation on a year over year basis.

Earnings per share on a diluted basis decreased $1.18 for nine months compared to the prior fiscal year period.  Earnings per share decreased as a result of an increase in the fiscal 2010 average share base outstanding (on a fully diluted basis) of approximately 2.9 million shares in nine months of fiscal 2010. The increase in the average share base outstanding resulted from additional common stock equivalents based on the Company’s stock price appreciation on a year over year basis.  The decrease in earnings per share was also driven by an IRS settlement and related tax benefit in the first nine months of fiscal 2009.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Nine Months Ended
(Amounts in millions)	January 1, 2010	January 2, 2009
Net cash provided by operating activities	$407	$928
Net cash used in investing activities	(514)	(838)
Net cash provided by financing activities	114	953
Effect of exchange rate changes on cash and cash equivalents	123	(69)
Net increase in cash and cash equivalents	130	974
Cash and cash equivalents at beginning of year	2,297	699
Cash and cash equivalents at quarter end	$2,427	$1,673

Net cash provided by operating activities for the nine months ended January 1, 2010, was $407 million compared to $928 million for the same period prior year.  The decrease in cash provided by operations was driven by lower income, and non-cash charges, unrealized foreign currency exchange gains, and working capital usage.

•	Net income decreased $170 million in the first nine months of fiscal 2010 compared to the prior fiscal period.

•
Depreciation and other non-cash charges of $878 million were $109 million lower than the prior year period.  Decreases were seen in all segments, led by MSS which reports approximately two-thirds of the Company’s depreciation and amortization.  By asset type, slightly over half of the decrease was in amortization of intangible assets, including deferred contract costs and acquired customer-related intangibles, as normal amortization outweighed the impact of new additions.  The remainder of the decrease was in depreciation of property and equipment, reflecting the Company’s overall efforts to limit capital spending.

•
Unrealized foreign currency gains of $44 million reflect foreign currency exchange rate trends.  The Company continues to execute a hedging program and, for income statement purposes, had largely offsetting realized losses.

•
Net outflows for operating assets of $173 million for the first nine months of fiscal 2010 versus the prior year nine months of $125 million were driven by increased accounts receivable and other current assets, primarily work in process.

•
Decreases in operating liabilities of $883 million were $51 million greater than the prior year nine months decrease of $832 million, driven primarily by lower decreases for the period in deferred income and accounts payable.

Net cash used in investing activities of $514 million for the nine months was $324 million lower than the prior year period amount used of $838 million.  Purchases of property and equipment of $437 million was $120 million lower as a result of efforts to lower capital expenditures due to the company’s efforts to reduce capital spending.  Investing cash outflows also declined $95 million due to reduced expenditures for acquisitions and a reduction of $23 million in software capitalization compared to the first nine months of fiscal 2009.

Financing activities for the first nine month period of fiscal 2010 decreased $839 million from the prior fiscal year nine months, primarily driven by a decrease in net borrowings of $911 million, offset by $75 million from stock transactions.  Financing activities in fiscal 2010 of $114 million were primarily driven by net proceeds from stock transactions of $84 million and net borrowings of $30 million. The prior fiscal year nine months of cash provided by financing activities of $953 million included $1,647 million of net borrowings under lines of credit, partially offset by repayments of $263 million in net commercial paper and $443 million of other debt repayments.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2.4 billion at January 1, 2010, and $2.3 billion at April 3, 2009. The increased balance is primarily the result of working capital timing differences and the effect of foreign currency translation on cash balances, primarily relating to exchange rate movements in the British Pound and Euro. Equity increased by $1.1 billion during the nine months of fiscal 2010 primarily due to net income attributable to CSC shareholders of $558 million, additional paid in capital of $133 million, and foreign currency translation of $374 million and an unfunded pension adjustment of $48 million in the accumulated other comprehensive income account.

At the end of the third quarter of fiscal 2010, CSC’s ratio of debt to total capitalization was 39.2%, down from 43.0% at the end of fiscal year 2009. The improvement in the debt ratio for the third quarter of fiscal 2010 was primarily the result of the increased equity of $1.1 billion as discussed above, offset by accrued interest. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the third quarter of fiscal 2010 and as of fiscal year end 2009.

	As of
Dollars in millions	January 1, 2010	April 3, 2009
Debt	$4,307	$4,235
Equity	6,680	5,618
Total capitalization	$10,987	$9,853
Debt to total capitalization	39.2%	43.0%

At January 1, 2010, the Company had $90 million of short-term borrowings under uncommitted lines of credit with foreign banks, $41 million of current maturities and $4,176 million of long-term debt.  The Company had no outstanding commercial paper and an immaterial amount of available lines of credit as of January 1, 2010.

The Company is currently evaluating the early extinguishment of the $500 million 7.375% term notes due in year 2011.  Including the prepayment fees the amount will be approximately $540 million.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of January 1, 2010, the Company had a net investment in the contract of approximately $1.0 billion, or 640 million pounds sterling.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets. The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete could potentially adversely impact such recovery and the Company’s liquidity.

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of January 1, 2010, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009. For the nine months ended January 1, 2010, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of January 1, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2010.

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

During the fiscal quarter ended January 1, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In accordance with prescribed federal regulations, the Company converted 16 submitted Requests for Equitable Adjustment (REAs) to interest bearing claims under the Contract Disputes Act (CDA) totaling approximately $900 million on two U.S. federal contracts in order to initiate the claims litigation process and trigger the statutory interest provision of the CDA.  On August 27, 2009, the government agreed to settle the smaller set of claims with CSC.  As a result of the settlement and other contractual arrangements, the Company expects the deferred costs related to the smaller set of claims will be fully recovered.  On December 24, 2009, the Government made a partial payment of $35 million on one of the remaining 14 claims.  Thereafter, CSC filed an amended complaint with the Armed Services Board of Contract Appeals (ASBCA), the forum in which the claims are litigated, reducing the amount of its claims by $35 million. Included in current assets on the Company's balance sheet are approximately $379 million of unbilled receivables, reflecting the $35 million payment, and $227 million of deferred costs related to the remaining 14 claims which total approximately $678 million associated with one contract. The Company does not record any profit element when it defers costs associated with such REAs/claims.  CSC has requested payment for customer-caused delays and certain related out-of-scope work directed or caused by the customer in support of its critical missions. Notwithstanding the government’s breaches and delays, CSC was obligated under applicable federal acquisition law to continue performance as directed by the government; otherwise, refusal to perform would have placed CSC at risk for a termination for default under the applicable provisions of the Federal Acquisition Regulations.  The Company believes it has valid bases for pursuing recovery of the remaining REAs/claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.

During the first quarter of fiscal 2008, the U.S. federal contracting officer for the contract with the remaining set of claims denied the claims and issued a $42.3 million counterclaim.  The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s claims’ submission, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, the Company initiated litigation at the ASBCA, one of the two forums available for litigation of CDA claims, on September 11, 2007, with regard to the larger of the two sets of claims and the counterclaim.  Decisions of the ASBCA may be appealed to the Court of Appeals for the federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the claims associated with this contract.  Value is subject to periodic, routine adjustment as new facts are uncovered, because of contract modifications and funding changes, ordinary rate adjustments, and/or estimated cost data being replaced with actual costs.  On December 21, 2007, as a result of the review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward, with such reduction reflected in the value of the claims was further adjusted downward to reflect the $35 million payment received during the third quarter of fiscal 2010 as noted above.  The discovery phase of this litigation began in the first half of fiscal year 2009.  Discovery in the litigation will continue through fiscal year 2010 and trial is tentatively scheduled to begin in the fourth quarter of fiscal year 2011.

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

A state law claim, Allbright v. Bailey et al., Case No. BC353316 was filed on June 1, 2006 and was consolidated with a subsequently filed case, Jones v. Bailey et al., Case No. BC354686.  In July 2008, Superior Court Judge Carl West dismissed the consolidated case with prejudice. The statutory time for filing a notice of appeal has passed.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles alleging backdating of stock option grants to various senior executives at CSC and naming CSC as a nominal defendant and various current and former directors and officers as individual defendants. Thereafter, two additional nearly identical derivative suits were filed in the same court.  All three federal derivative actions were ultimately consolidated into one action entitled In re CSC Shareholder Derivative Litigation, CV 06-5288.  On July 24, 2007, Judge Mariana Pfaelzer granted a motion to dismiss based on demand futility and dismissed an amended complaint with prejudice.  Following an ex parte application by defendants, Judge Pfaelzer issued a corrected order dated August 9, 2007, reflecting the same ruling.  Plaintiffs appealed the decision to the Ninth Circuit which affirmed the judgment of dismissal. The judgment is now final.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was delayed until the decision of the Ninth Circuit in the foregoing federal derivative case became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.  On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the report of the special committee reported the results of its review to the Board.

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

On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  On July 28, 2009, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  On August 10, 2009, the CSC defendants filed a notice of cross appeal regarding recovery of costs.  Plaintiffs filed their opening appellate brief on September 9, 2009 and defendants filed their opposition brief on the merits and brief on costs on October 30, 2009. Plaintiffs’ reply brief on the merits and opposition brief on costs was filed on December 14, 2009.  The CSC defendants’ reply brief on the issue of costs was filed on January 11, 2010.  The Ninth Circuit has not yet scheduled oral argument.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ending January 1, 2010, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 3, 2009 to October 30, 2009	2,734	$51.78	-	$ -
October 31, 2009 to November 27, 2009			-	$ -
November 28, 2009 to January 1, 2010	11,755	$56.34	-	$ -

(1)
The Company accepted 3,902 shares of its common stock in the quarter ended January 1, 2010, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 10,587 shares of its common stock in the quarter ended January 1, 2010, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

COMPUTER SCIENCES CORPORATION

Date: February 10, 2010	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)