Form 10-K
period 2010-04-02
COMPUTER SCIENCES CORP
filed 2010-05-21
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2010,
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer      ☒         Accelerated filer   ☐       Non-accelerated filer      ☐      Smaller reporting company   ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 2, 2009, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $7,719,508,961.
There were 154,240,124 shares of the Registrant’s common stock outstanding as of May 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 2, 2010, are incorporated by reference into Part III hereof.

i

Item 1.                      Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC or the Company) is one of the world leaders in the information technology (IT) and professional services industry. Since it was founded more than 50 years ago in 1959, the Company has helped clients use IT more efficiently in order to improve their operations and profitability, achieve business results and focus on core competencies.

CSC offers a broad array of services to clients in the commercial and government markets and specializes in the application of complex IT to achieve its customers’ strategic objectives. Its service offerings include IT and business process outsourcing, and IT and professional services.

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

Major Markets

CSC provides its services to clients in domestic and international commercial industries and to the U.S. federal, state, and foreign governments. The Company targets the delivery of these services within three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).  Geographically, CSC has major operations throughout North America, Europe and the Asia-Pacific region, including India and Australia.  Segment and geographic information are included in Note 14 to the consolidated financial statements for the year ended April 2, 2010.

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

The Company’s MSS line of business provides information systems outsourcing services to clients in a broad array of industries including aerospace and defense, automotive, chemical and natural resources, consumer goods, financial services, healthcare, manufacturing, retail and distribution, telecommunications, and technology.

The Company’s BSS line of business also serves a broad array of industries, providing industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.  In addition, BSS provides professional technology staffing services in Australia, computer equipment repair and maintenance services in Asia, and credit reporting services in the United States.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2010	2009	2008
North American Public Sector	39%	36%	35%
Managed Services Sector	40	41	43
Business Solutions and Services	22	24	23
Subtotal	101	101	101
Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2010 Overview

During fiscal 2010, CSC announced awards valued at approximately $19.2 billion, comprised of $3.4 billion in BSS segment awards, $8.7 billion of MSS awards and $7.1 billion of awards with NPS.  For NPS, announced values for indefinite delivery and indefinite quantity (ID/IQ) awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of MSS announced awards is estimated at the time of contract signing and includes optional contract years.  New contract bookings are recorded using then existing projections of service volumes and then existing currency exchange rates, and are not subsequently adjusted for volume or currency fluctuations. The announced values for BSS line of business awards are based on firm commitments.

A weak global economy throughout much of fiscal 2010 continued to cause soft demand for IT discretionary spending. Some companies, including some of the Company’s customers, have encountered severe financial difficulty, which could ultimately result in their bankruptcy, which, in turn, may have an impact on the financial condition of the Company. Therefore, the Company continues to closely monitor client demand in order to appropriately respond to changing environments. The response of professional and IT service providers, including CSC, has been to continue exercising cost discipline, with careful management of headcount, capital expenditures, and other resources.

In fiscal 2011, CSC’s results of operations and financial condition may be negatively affected by conditions in the various global markets in which the Company operates, or client budget constraints.  The current economic environment increases the pressure on both businesses and governments around the world to adapt.

Economic conditions could impact the credit quality of the receivables portfolio and, therefore, the level of provision for bad debts. CSC continues to review credit policies and collection efforts in both the origination of new business and the evaluation of existing projects.

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

Currency fluctuations will continue to have an effect on both revenue and profit. The Company’s hedging program, however, attempts to mitigate some balance sheet risk, economic risk, and margin erosion.

Acquisitions

During fiscal 2010, CSC acquired a foreign business for approximately $8 million.  This acquisition brought CSC geographic expansion in our consulting business.

During the third quarter of fiscal 2009, CSC acquired two separate privately-held entities for approximately $38 million in cash plus contingent consideration.  These acquisitions allowed CSC to expand service offerings within the NPS segment and diversify its BSS offshore software development capabilities.

During the first quarter of fiscal 2009, the Company acquired the remaining stake of 49.9% of Computer Systems Advisers (M) Berhad (CSAM) not previously owned by the Company’s wholly owned subsidiary, CSA Holding, Ltd.  The acquisition allowed for better integration of similar business between CSAM and CSC’s other operations.

During fiscal 2008, the Company acquired Covansys and First Consulting Group for approximately $1.3 billion and $275 million, net of cash acquired, respectively.  These acquisitions enhanced the CSC’s Healthcare industry offerings as well as expanded CSC’s offshore capabilities in India and Vietnam.

For further discussion of these acquisitions, please see Note 2 – Acquisitions.

Competition

The IT and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company.  In addition, the increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC.  Offshore IT outsourcers selling directly to end-users have captured an increasing share of awards as they compete directly with U.S. domestic suppliers of these services.  The Company continues to increase resources in offshore locations to somewhat mitigate this market development.

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the BSS, MSS and NPS markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of IT and professional services it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of April 2, 2010, employed approximately 94,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995, are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070.  As soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Reports, proxy, information statements, and other information are available on the SEC’s website, www.sec.gov , or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

Economic and political uncertainty may adversely impact our customers’ demand for our services.  A general economic downturn, such as the current worldwide economic dislocation, has and may continue to adversely affect our customers’ demand for consulting and systems integration services.  Our NPS segment generated approximately 39% of our revenue for fiscal 2010.  While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, the cost of rebuilding infrastructure as a result of natural disasters, the cost of reconstruction in Iraq, the ongoing conflicts in Iraq and Afghanistan, and the financial industry liquidity crisis may reduce the U.S. federal government’s demand and available funds for information technology projects, adversely impacting our NPS segment and our business.

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

We may require additional capital to purchase assets, complete strategic acquisitions, or for general liquidity needs.  Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise additional capital at a reasonable cost and may adversely impact our revenue growth and the price of our stock.

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

We test our goodwill for impairment during the second quarter every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 (SFAS No. 142, “Goodwill and Other Intangible Assets”). If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

We also test certain deferred costs associated with contract acquisitions when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget.  If the projected cash flows of the particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract’s fair value.  These impairments could materially affect our reported net earnings.

7.	Our customers may experience financial difficulties or may request out-of-scope work, and we may not be able to collect our receivables, materially and adversely affecting our profitability.

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

As noted in Item 3, Legal Proceedings, we are currently party to a number of disputes which involve or may involve litigation.  We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability.  If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our liquidity and earnings.

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

For fiscal 2010, approximately 37% of recognized revenues were denominated in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in approximately 90 countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. Notwithstanding our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

12.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India and we plan to continue to expand our presence there and in other lower cost locations.  As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability.

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

The Company’s effective tax rate is reduced because certain earnings are treated as being permanently reinvested outside the U.S.  The provision that we currently rely on to defer U.S. taxation on certain passive earnings has currently expired, but we believe that this provision will be extended through fiscal year 2011.  In the event that the provision is not extended after fiscal year 2010, the U.S. tax imposed could adversely impact our effective tax rate.  There are a number of legislative revenue proposals pending that contain international tax provisions which may adversely affect our results, should they be enacted.

20.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for the Company to predict the ability of its clients and customers to access short term financing and other forms of capital.  If a disruption in the credit markets were to occur, it could also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

21.	Our foreign currency hedging program is subject to counterparty default risk.

The Company enters into numerous types of financing arrangements with a wide array of counterparties related to foreign currency forward contracts and purchased options.  As of April 2, 2010, the Company had outstanding foreign currency forward contracts with a notional value of $474 million and outstanding purchased option contracts with a notional value of $46 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract.  During this current global economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

22.
We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to compete effectively.

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

▪	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;
▪	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;
▪
the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

▪	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

23.	Catastrophic events or climate conditions may disrupt CSC’s business.

The Company and its customers are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. Our revenues and results of operations may be adversely affected by the passage of climate change and other environmental legislation and regulations.  For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs.  At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Owned properties as of April 2, 2010	Approximate Square Footage	General Usage

Copenhagen, Denmark	525,000	Computer and General Office
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Aarhus, Denmark	101,000	Computer and General Office
Moorestown, New Jersey	99,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Hong Kong, China Jacksonville, Illinois Bangalore, India	74,000 60,000 50,000	General Office General Office Computer and General Office
Singapore	46,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	81,000	General Office

Leased properties as of April 2, 2010	Approximate Square Footage	General Usage
Washington, D.C. area	3,086,000	Computer and General Office
India	1,400,000	General Office
Texas	799,000	Computer and General Office
Australia & other Pacific Rim locations	624,000	Computer and General Office
Germany	600,000	General Office
Georgia	509,000	General Office
Tennessee	475,000	General Office
Denmark	445,000	General Office
United Kingdom	436,000	Computer and General Office
Ohio	402,000	General Office
Florida	355,000	General Office
New Jersey	351,000	General Office
Michigan	293,000	General Office
California	235,000	General Office
Illinois	228,000	General Office
New York	222,000	General Office
Delaware	217,000	General Office
Arizona	216,000	General Office
Connecticut	211,000	Computer and General Office
Wisconsin	208,000	General Office
Massachusetts	206,000	General Office
Alabama	196,000	General Office
France	187,000	General Office
Italy	174,000	General Office
North Carolina	167,000	General Office
Sweden	165,000	General Office
Canada	158,000	General Office
Iowa	153,000	General Office
Norway	130,000	General Office
Various other U.S. and foreign locations	1,131,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2011 through 2020.

Item 3. Legal Proceedings

As of fiscal 2010 year end, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals ("ASBCA").  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

During the second quarter of fiscal 2007, the Company filed its 14 interest bearing claims (collectively the “CDA Claims”), then totaling approximately $858 million, with the government. During the first quarter of fiscal 2008, the government denied the Company’s 14 CDA Claims and issued a $42 million counterclaim. The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s CDA Claims, all of which were properly certified under the CDA, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, on September 11, 2007, the Company initiated litigation at the ASBCA, one of the two forums available for litigation of CDA claims.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.

In accordance with accepted practice, the Company amended its CDA Claims twice to reflect adjustments to the total value of the CDA Claims.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the CDA Claims.  On December 21, 2007, as a result of that review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward.  Most recently, on December 24, 2009, the government made a partial payment of $35 million on one of the CDA Claims.  Thereafter, CSC filed a second amended complaint with the ASBCA reducing the value of its CDA Claims by $35 million for a total value of all CDA Claims now totaling approximately $678 million.

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million payment referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company does not record any profit element when it defers costs associated with REAs and CDA claims.

The Company believes it has valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 (previously referred to as Paragraph 65 of Statement of Position 81-1) were satisfied with respect to the Company’s assertions of government breaches of the contract, government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The firm issued its opinion that the Company’s position met the criteria on April 22, 2005, and has reiterated that opinion as recently as May 18, 2010.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation, which is expected to continue into the third quarter of fiscal 2011.  Trial is tentatively scheduled to begin in the fourth quarter of fiscal 2011.

Two additional claims that had been pending before the ASBCA under a separate contract were settled in the second quarter of fiscal 2010.  As a result of that settlement and other contractual arrangements, the Company expects the deferred costs related to those claims will be fully recovered.

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported class or derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions, which are described below, generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws. They alleged that certain of the individual defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in federal and state courts as follows.

A state law claim, Allbright v. Bailey et al., Case No. BC353316, was filed on June 1, 2006 and was consolidated with a subsequently filed case, Jones v. Bailey et al., Case No. BC354686.  In July 2008, the Superior Court judge dismissed the consolidated case with prejudice. The statutory time for filing a notice of appeal has passed.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles. Thereafter, two additional nearly identical derivative suits were filed in the same court.  All three federal derivative actions were ultimately consolidated into one action entitled  In re CSC Shareholder Derivative Litigation, CV 06-5288.  On August 9, 2007, the District Court judge granted a motion to dismiss based on demand futility and dismissed an amended complaint with prejudice.  On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of dismissal, which judgment is final.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was delayed until the decision of the Ninth Circuit in the foregoing federal derivative case became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.   On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the special committee recommended that the Board refuse to pursue the claims asserted in the stockholder demand, and the Board adopted that recommendation. The stockholder has been notified of the Board’s decision.

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where  the two cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.   Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  Briefing on plaintiffs’ appeal was completed on January 11, 2010.  Oral argument is scheduled for June 10, 2010.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield v. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above. The defendants deny the allegations in the Complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-CV-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to State Court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010.

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

Item 4. Reserved

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Michael W. Laphen*	59	2001	Indefinite	Chairman, President and Chief Executive Officer	None
Michael J. Mancuso	67	2008	Indefinite	Vice President and Chief Financial Officer	None
Donald G. DeBuck	52	2001	Indefinite	Vice President and Controller	None
William L. Deckelman, Jr.	52	2008	Indefinite	Vice President, General Counsel and Secretary	None
Denise M. Peppard	53	2010	Indefinite	Vice President, Human Resources	None
Randy E. Phillips	51	2008	Indefinite	Vice President, Corporate Development	None
Nathan G. Siekierka	61	2008	Indefinite	Corporate Vice President	None
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

Donald G. DeBuck joined the Company in 1979 and has served as Vice President and Controller since August 2001.  He served as interim Chief Financial Officer from January to December 2008.  Previous positions within the Company include Assistant Controller (1998-2001) and Vice President of Finance and Administration, Communications Industry Services (1996-1998).

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

Denise M. Peppard joined the Company on March 29, 2010, as Vice President and Chief Human Resources Officer.  On May 20, 2010, she became the Vice President, Human Resources of the Company, succeeding Nathan (Gus) Siekierka.  In this role, she is responsible for all human resources functions throughout the Company.  Prior to joining CSC, she was Senior Vice President, Human Resources at Wyeth, a healthcare company, based in New Jersey, with responsibility for global HR strategy, including talent and compensation strategies and she provided leadership in company transformation initiatives.  Prior to Wyeth, Peppard served as Vice President, Management and Organization Development at Liberty Financial Companies, Inc. in Boston, Massachusetts, and Vice President, HR at Cyto Therapeutics, a biotech company in Rhode Island.  She holds an M.B.A. in finance and Organization Behavior and a B.B.A. in Accounting from the University of Michigan.

Randy E. Phillips joined the Company in December 2007 and was elected Vice President, Corporate Development in May 2008. Prior to joining the Company, he was President of China Corporate Development for Alcoa in Beijing and served as Director of Corporate Development with Alcoa in New York.  Previously, he served as Vice President, Corporate Development for TRW Inc.

Nathan (Gus) Siekierka joined the Company in 1973.  From 2005 to April 2, 2010, he was the Vice President, Human Resources, responsible for all human resources functions throughout the Company.  From 2003 to 2005, he served as Vice President, Human Resources for four of the Company’s business units:  Global Infrastructure Services, Technology Management Group, Global Transformation Solutions and Americas Business Development.  Previous positions within the Company include Vice President, Human Resources of Federal Sector, and of several of its divisions.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 14, 2010, the number of registered shareholders of Computer Sciences Corporation’s common stock was 7,677.  The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2010		2009
Fiscal Quarter	High	Low	High	Low
1st	$45.16	$35.95	50.52	37.99
2nd	53.70	41.68	49.37	36.89
3rd	58.36	49.99	37.42	23.93
4th	58.00	50.51	40.88	31.11

On May 19, 2010, CSC’s Board of Directors declared a cash dividend of $0.15 per share, payable on July 15, 2010, to common stockholders of record on June 15, 2010.  It is the expectation of the Board of Directors to pay a quarterly dividend going forward.

 (b) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended April 2, 2010, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2, 2010 to January 29, 2010	13,461	$57.72	-	-
January 30, 2010 to February 26, 2010	-	-	-	-
February 27, 2010 to April 2, 2010	913	$54.49	-	-

(1)
The Company accepted 14,374 shares of its common stock in the quarter ended April 2, 2010, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended April 2, 2010)

$150
$125
$100
$75
$50
April 1, 2005
April 1, 2006
April 1, 2007
April 1, 2008
April 1, 2009
April 1, 2010
CSC
S&P 500
S&P North American Technology Services Index

Indexed Return Chart (2004 = 100)
	Return 2006	Return 2007	Return 2008	Return 2009	Return 2010	CAGR
CSC Common Stock	22.30%	-6.16%	-21.73%	-4.77%	35.12%	3.62%
S&P 500 Index	11.73%	11.83%	-5.62%	-36.87%	42.85%	2.20%
S&P North American Technology Services Index	21.75%	7.42%	-11.33%	-19.86%	37.63%	5.49%

Assumes $100 invested on April 1, 2005, in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.  Indexed amounts and return percentages assume a April 1 fiscal year end.

Item 6. Selected Financial Data

COMPUTER SCIENCES CORPORATION
	Five Year Review
In millions except per-share amounts	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006

Total assets	$16,455	$15,619	$15,880	$13,740	$12,964
Debt:
Long-term, net of current maturities	3,669	4,173	2,635	1,412	1,376
Short-term	21	32	310	52	57
Current maturities	54	30	529	42	29
Total	3,744	4,235	3,474	1,506	1,462
Stockholders' equity(1)	6,508	5,618	5,621	5,690	6,330
Working capital	4,300	3,691	1,333	1,045	1,583
Property and equipment:
At cost	5,972	5,770	6,260	5,613	5,368
Accumulated depreciation and amortization	3,731	3,417	3,495	3,074	3,048
Property and equipment, net	$2,241	$2,353	$2,765	$2,539	$2,320
Current assets to current liabilities	2.0:1	1.9:1	1.2:1	1.2:1	1.3:1
Debt to total capitalization	36.5%	43.0%	38.2%	20.9%	18.8%

Book value per share	$42.27	$37.08	$37.19	$32.83	$33.81
Stock price range (high)	$58.36	$50.52	$63.76	$60.39	$59.90
(low)	$35.95	$23.93	$36.91	$46.23	$42.31

(1) Prior year stockholder’s equity amounts have been adjusted to include noncontrolling interest as a result of the adoption of ASC 810-10 (FAS 160).

Five-Year Review (continued)
	Five Year Review
	Fiscal Year
In millions except per-share amounts	2010	2009	2008	2007	2006
Revenues	$16,128	$16,740	$16,500	$14,855	$14,645
Costs of services (excludes depreciation and amortization)	12,797	13,268	13,150	11,812	11,725
Selling, general and administrative	991	1,083	975	918	864
Depreciation and amortization	1,097	1,186	1,199	1,074	1,092
Goodwill impairment	-	19
Interest, net	225	219	148	168	104
Special items	-		156	316	77
Other (income)/expense	(20)	8	(60)	(54)	10
Total costs and expenses	15,090	15,783	15,568	14,234	13,872
Income before taxes	1,038	957	932	621	773
Taxes on income (benefit)	204	(166)	373	209	320
Net Income	834	1,123	559	412	453
Less: Net income attributable to noncontrolling interest, net of tax	17	8	14	15	11
Net income attributable to CSC common shareholders	$817	$1,115	$545	$397	$442
Basic earnings per common share	$5.36	$7.37	$3.26	$2.25	$2.38
Diluted earnings per common share	$5.28	$7.31	$3.20	$2.21	$2.35
Average common shares outstanding	152.462	151.388	167.233	176.263	185.693
Average common shares outstanding assuming dilution	154.754	152.614	170.168	179.733	187.984

Fiscal 2009 goodwill impairment charge related to an Asian reporting unit in the BSS segment. See Note 6—Goodwill in Item 8 Consolidated Financial Statements and Supplementary Data.

Fiscal 2008 special items represent charges related to the restructuring and to the retirement of the Company’s Chairman and Chief Executive Officer.  See Note 16 to Consolidated Financial Statements.

Fiscal 2007 special items represent charges related to the restructuring and a final adjustment to an impairment charge related to the termination of the Nortel Networks contract offset by a gain from the redemption of DynCorp International preferred stock.

Fiscal 2006 special items represent charges related to the termination, per an agreement made with Nortel Networks, of the Company’s services for certain information technology outsourcing activities.

No dividends were paid by CSC during the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements and associated notes for the year ended April 2, 2010.

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

To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the economic and industry factors, key business drivers, key performance indicators, fiscal 2010 highlights, and fiscal 2011 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2008 to 2010, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity and available capital resources.

Critical Accounting Estimates—discusses accounting policies that require critical judgments and estimates.

OVERVIEW

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).  The Company’s organization has continued to evolve, and management decided to consolidate and streamline the management and reporting structure.  At the start of fiscal 2010, the Company changed its internal organization structure, including a change to further strengthen market position by consolidating its application management services business, including all offshore activity, within its managed services sector.
The Company’s reportable segments for fiscal 2010 parallel the three lines of business and are as follows:

  North American Public Sector (NPS) – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal and state and local agencies.  For fiscal 2009, NPS was treated as a reportable segment and continues to be a reportable segment for fiscal 2010.

  Managed Services Sector (MSS) – The MSS segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  For fiscal 2009, Global Outsourcing Services (GOS) was considered a separate operating and reportable segment.  During fiscal 2010, the name of the segment was changed to Managed Services Sector; and the Applications and Technology Services (ATS) unit was moved from the Business Solutions & Services – Other (BS&S - Other) segment to MSS due to the fact that its services, particularly its applications management, are more aligned with the Company’s outsourcing services rather than consulting services. ATS results are no longer reported separately to the Chief Operating Decision Maker (CODM) but are included with the MSS segment.
  Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  For fiscal 2009, there were three reportable segments: BS&S - Consulting, BS&S - Financial Services and BS&S - Other.   As a result of the reorganization in fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting to the CODM, and financial information is provided on a sector level only.  Based on this change, BSS is considered a reportable segment for fiscal 2010. Furthermore, most of the India operating segment, which was part of the BS&S – Other segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as discussed above.
See Note 14 – Segment and Geographic Information within Item 8 Consolidated Financial Statements and Supplemental Data.

Economic and Industry Factors

The Company’s results of operations are impacted by economic conditions generally, including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies in which we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

Our results of operations are also affected by levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance.

Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients, and therefore generate revenues, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

The BSS and MSS segment markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers’ decisions for discretionary spending on information technology (IT) projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

Outsourcing contracts are typically long-term relationships.  Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of the terms and scope of work, in order to meet clients’ evolving business needs and our performance expectations.

The NPS segment market is also highly competitive and has unique characteristics. All U.S. government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed.  Shifting priorities of the U.S. government can also impact the future of projects.  Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

Business Drivers

Revenue in all three lines of business is generated by providing services on a variety of contract types lasting from less than six months to ten years or more. Factors affecting revenue include the Company’s ability to successfully:

  bid on and win new contract awards,
  satisfy existing customers and obtain add-on business and win contract re-competes, compete on services offered, technical ability, experience and flexibility, identify and integrate acquisitions and leverage them to generate new revenues, and manage foreign currency fluctuations related to international operations.
Earnings are impacted by the above revenue factors and, in addition, the Company’s ability to:

  control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs, anticipate headcount needs to avoid staff shortages or excesses, accurately estimate various factors incorporated in contract bids and proposals, and develop offshore capabilities and migrate compatible service offerings offshore.
Cash flows are affected by the above earnings factors and, in addition, by the following factors:

  timely management of receivables and payables,
  investment opportunities available, particularly related to business acquisitions, dispositions and large outsourcing contracts, and the ability to efficiently manage capital including debt and equity instruments.
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

Cash flow— Primary drivers of the Company’s cash flow are earnings provided by the Company’s operations and the use of capital to generate those earnings. Also contributing to short term cash flow results are movements in current asset and liability balances. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows, as well as the non-GAAP measure free cash flow.

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

Fiscal 2010 Highlights

In fiscal 2010’s difficult economic environment, the Company delivered significant revenue, pre-tax profit, net income, earnings per share and cash flow from operations.  The Company continues to focus on margins and cash flow by improvements to productivity and cost management.

Key operating results for fiscal 2010 include:

▪	Revenues decreased $612 million or 3.7%, while decreasing 3.8% on a constant currency basis.

▪	Income before taxes of $1,038 million was up $81 million, or 8.5%.

▪	Net income of $834 million was down $289 million or 25.7% due to a $370 million change in taxes on income from a $166 million benefit in fiscal 2009 to a $204 million expense in fiscal 2010.

▪	Earnings per share of $5.28 were down $2.03, or 27.7% on a diluted basis, also driven by the tax benefit in 2009.

▪	The Company announced contract awards of $19.2 billion including new MSS segment awards of $8.7 billion, NPS segment awards of $7.1 billion, and BSS segment awards of $3.4 billion.

▪
Free cash flow of $811 million in fiscal 2010 was 97.2% of net income attributable to CSC common shareholders and down from $1,021 million in fiscal 2009, driven primarily by lower operating cash flows, including higher pension contributions of $124 million.(1)

▪	DSO was 80 days at April 2, 2010, an improvement from 84 days at April 3, 2009.(2)

▪	Debt-to-total capitalization ratio was 36.5% at year-end, a decrease of 6.5 percentage points from 43.0% at fiscal 2009 year end, reflecting the pay down of debt. (3)

▪	ROI was 9.9% for the year, down from 14.9% in fiscal 2009, a change driven significantly by fiscal 2009 tax benefits. (4)

(1)	The following is a reconciliation of free cash flow to the most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended
(In millions)	April 2, 2010	April 3, 2009	March 28, 2008
Free cash flow	$811	$1,021	$175
Net cash used in investing activities	790	1,038	2,719
Acquisitions, net of cash acquired	(5)	(100)	(1,591)
Business dispositions	14
Capital lease payments	33	27	40
Net cash provided by operating activities	$1,643	$1,986	$1,343
Net cash used in investing activities	$(790)	$(1,038)	$(2,719)
Net cash (used in) provided by financing activities	$(487)	$742	$998

The reader should note free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and purchase or sale of available for sale securities, and (3) capital lease payments.  CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP.  Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business.  Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows as well as debt levels measured by the debt-to-total capitalization ratio.
(2)
CSC calculates DSO as follows:  DSO is calculated as total receivables at fiscal period end divided by revenue-per-day.  Revenue-per-day equals total revenues for the quarter divided by the number of days in the fiscal quarter. Total receivables include unbilled receivables but exclude tax receivables and long-term receivables.

(3)	Debt-to-total capitalization is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.
(4)
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

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009

Adjusted Net Income	$1,019	$1,421
Less:
Interest expense	252	260
Special items	-	-
Tax effect of Interest Expense and Special Items	(50)	46
Net Income attributable to CSC as Reported	$817	$1,115

The Company’s significant wins and scope extensions during fiscal 2010 included the following:

NPS:

  Defense ($3.7 billion)
  Civil ($2.2 billion)
  Department of Homeland Security ($1.0 billion)
MSS:

  Zurich Financial ($2.9 billion)
  UTC ($1.5 billion)
  Raytheon ($1.4 billion)
  Public sector clients ($693 million)
  Chemical, energy, and natural resources industry clients ($509 million)
BSS:

  Financial services industry clients ($1.1 billion)
  Technology and consumer industry clients ($629 million)
  Health services industry clients ($458 million)

NPS has announced values for indefinite delivery/indefinite quantity (ID/IQ) awards that represent the expected contract value at the time a task order is awarded under the contract. The bookings value of MSS-announced awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates and include optional contract years. The announced values for the BSS line of business awards are based on firm commitments.

The Company has developed a broad, long-term revenue base which includes customers spread across multiple industries and geographic regions as well as service lines.  A significant amount of CSC’s revenue is derived from long-term contracts including information technology outsourcing, build and maintain engagements and U.S. federal government engagements. This provides the Company with a base of revenue during periods when contract awards may slow or the market for certain services softens.

Cash and cash equivalents at April 2, 2010, was nearly $2.8 billion, up from $2.3 billion at April 3, 2009, a $487 million increase.  The increase was a result of $1.6 billion cash proceeds from operating activities during fiscal 2010, offset by investing and financing cash outflows of $790 million and $487 million, respectively.  Net income drove the operating cash inflows, and capital expenditures and an early debt retirement drove the investing and financing outflows.

Cash and cash equivalents of $2.3 billion at April 3, 2009, were up from approximately $700 million at March 28, 2008, a $1.6 billion increase.  The increase resulted from $2.0 billion of cash proceeds from operating activities and $742 million from financing activities, offset by investing cash outflows of $1.0 billion.  Operating cash inflows were driven by net income, financing inflows were primarily a result of a fiscal 2009 draw down of a credit facility, and investing outflows were driven by capital expenditures.

Fiscal 2011 Commentary

As the macroeconomic environment signals signs of recovery, CSC is well-positioned to provide a broad portfolio of services to public and private sector clients.  The recovery is expected to vary by geography, and industry, and will provide different rates of growth for the Company’s Lines of Business.  Overall, CSC anticipates revenue growth in the range of 4 – 7% for fiscal year 2011.  CSC will also continue to focus on cost control and cash flow performance during the upcoming fiscal year.

As a leading federal contractor, and one of the top IT service providers to the U.S. federal government, CSC’s NPS segment is well-positioned to benefit from government demand for IT services.  The market trend in public sector continues to be positive with increased budgets in place for government fiscal year 2010, and with few exceptions, increased budgets for the government fiscal year 2011 (based upon President Obama’s recent budget submission).  Defense, Intelligence, and Homeland Security budgets remain intact with continued opportunities for growth, consistent with the ongoing pace of military operational activity.  The outlook for Defense spending, particularly in the areas of intelligence agency support, logistics systems support, modernization and reset and cybersecurity are positive.  Additionally, there are increasing opportunities across the Civil and Health sectors as the administration continues to implement its agenda. However, the Company expects that the procurement environment will continue to become increasingly complex, driven by new requirements for transparency, insourcing, and new guidelines on organizational conflicts of interest.  Contract protests continue to delay many, key government procurements.  Overall, CSC anticipates growth in the NPS segment to be at or above the fiscal 2010 level, benefiting from the $7.1 billion and $7.3 billion in bookings in fiscal 2010 and 2009 respectively.  While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects broad IT and outsourcing capabilities to be viewed favorably by the U.S. federal government.

The Company expects the global commercial market to continue to recover during fiscal year 2011.  MSS had a strong fiscal year 2010 in bookings of $8.7 billion (compared to 2009 of $5.1 billion).  This provides a base of significant outsourcing contracts, which the Company expects will continue to provide a stable revenue stream during fiscal 2011 in this segment.  However, growth from this revenue stream is expected to be tempered by the continued demand for offshore services and the resulting pressure on prices, as well as volatility in demand for short term projects and other contract conclusions. Overall, the Company is seeing improvements in the opportunity pipeline in the commercial sector providing an encouraging sign that clients are returning to transformational agendas.  CSC anticipates both MSS and BSS will achieve growth targets by continuing to focus on higher-growth market segments including applications, cloud, and cybersecurity; bringing advanced solutions to market; and expanding the Company’s utilization in low-cost delivery centers.  Currency exchange movements continue to be a major influence on results and the Company is unable to predict future currency exchange rates.

In addition to anticipated revenue growth, management intends to continue its focus on operating income margin in fiscal 2011. Management of SG&A and other overhead costs, as well as continuing utilization of offshore and near-shore low cost centers, is expected to provide margin growth in combination with margin improvement from increased revenue.  CSC will also continue its focus on cash management. Fiscal 2010 cash flow benefited from a four day improvement in DSO.  The Company’s free cash flow can be impacted by realized gains or losses on foreign currency hedging programs.  Such gains or losses are dependent on the movement of foreign currency exchange rates which the Company is unable to predict.  Overall, the Company continues to target free cash flow to be in excess 90% of net income attributable to CSC common shareholders.

RESULTS OF OPERATIONS
Revenues

Revenues for the NPS, MSS, and BSS segments for fiscal 2010, fiscal 2009, and fiscal 2008 are as follows:

	Twelve Months Ended
	April 2, 2010		April 3, 2009		March 28, 2008
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
NPS	$6,225	4.1%	$5,978	3.4%	$5,781
MSS	6,451	(6.8)	6,922	(1.9)	7,059
BSS	3,560	(9.8)	3,946	4.6	3,771
Corporate	17	-	17	-	17
Subtotal	16,253	(3.6)	16,863	1.4	16,628
Eliminations	(125)		(123)		(128)
Total Revenue	$16,128	(3.7)	$16,740	1.5	$16,500

See Note 14 – Segment and Geographic Information within Item 8 - Consolidated Financial Statements and Supplemental Data.

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended April 2, 2010 vs. April 3, 2009	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.3%	-	3.8%	4.1%
MSS	-	(1.1%)	(5.7)	(6.8%)
BSS	0.8	2.4	(13.0)	(9.8%)
Cumulative Net Percentage	0.3%	0.1%	(4.1%)	(3.7%)
Twelve Months Ended April 3, 2009 vs. March 28, 2008	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.2%	-	3.2%	3.4%
MSS	2.3	(4.7%)	0.5	(1.9)
BSS	4.3	(3.5)	3.8	4.6
Cumulative Net Percentage	2.1%	(2.8%)	2.2%	1.5

North American Public Sector

The Company’s North American Public Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	April 2, 2010		April 3, 2009		March 28, 2008
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$4,594	9.3%	$4,204	9.0%	$3,857
Civil agencies	1,423	(11.9)	1,615	(6.8)	1,733
Other (1)	208	30.8	159	(16.8)	191
Total	$6,225	4.1%	$5,978	3.4%	$5,781

(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

Fiscal 2010

NPS segment revenue increased 4.1%, or $247 million, for fiscal 2010 as compared to fiscal 2009.   Revenues from major new contracts contributed 4.5% or $269 million, including a field operations contract that commenced in the first quarter and contributed 3.0%, or $177 million. Revenue also increased 1.1% from a claim settlement of $65 million, and 0.3%, or $19 million from acquisitions. Revenue was offset 1.1% or $67 million from one extra week that was included in fiscal 2009.

Revenue from civil agencies declined $192 million, primarily the result of contract conclusions and reduced funding on certain contracts with various civil agencies. Delays in funding and contract completions on various EPA contracts accounted for $65 million. An IRS contract reduction contributed $50 million. The additional week included in fiscal 2009 contributed $30 million of the civil agencies’ year-over-year decline.  Revenue decline was only partially offset by new business revenue on other civil agency contracts in fiscal 2010.

Revenue from other sources increased $49 million primarily from a state contract that commenced late in fiscal 2009 and contributed $38 million in fiscal 2010.

During fiscal 2010, the Company announced federal contract awards with a total value of $7.1 billion compared to $7.3 billion during fiscal 2009, respectively.

Fiscal 2009

NPS segment revenue increased $197 million or 3.4% to $5,978 million for fiscal 2009.  The revenue growth was the result of new business awarded during fiscal 2009 and 2008, increases on existing Department of Defense contracts, and an acquisition.  The acquisition of a logistics engineering business contributed $14 million to revenue growth for fiscal 2009. This growth was partially offset by revenue reductions due to concluding contracts and reductions on other programs.  NPS announced new U.S. business awards of $7.3 billion during fiscal 2009.

Department of Defense revenue increased $347 million or 9.0% to $4,204 million for fiscal 2009. Growth was the result of new contracts for analysis, engineering, surveillance and reconnaissance support for the U.S. Army. The Company benefited from significant contracts involving the expansion of a field operations contract and strategic planning and management for the Missile Defense Agency.  The Company also benefited from new contracts to provide application hosting, system engineering, software development, and web applications services for an intelligence contract.  Under a task order valued at $369 million, the Company also engaged in professional services support for the Naval Sea Systems Engineering Directorate.  This growth was partially offset by the end of certain programs.

Civil agencies revenue decreased $118 million, or 6.8%, versus fiscal 2008, primarily as a result of reduced activity and the end of certain programs with NASA.

Other NPS revenue decreased $32 million, or 16.8%, versus fiscal 2008.  This decrease was primarily the result of client budget constraints and delayed commitments from clients.

Managed Services Sector

Fiscal 2010

MSS segment revenue declined $471 million, 6.8% in fiscal 2010, or 5.7 % excluding foreign currency effects of $74 million. Revenue decreased 5.1%, or $352 million, primarily from a lower level of projects in excess of contract baseline volumes, mainly in the Americas, as well as reduced scope and volume at some key clients.  Other declines were generally related to conclusions of smaller contracts totaling 3.9%, or $268 million.  Revenue declines were partially offset by new account growth, mainly in the Americas, of 3.2%, or $223 million.

During fiscal 2010, the Company announced contract awards with a total value of $8.7 billion compared to $5.1 billion during fiscal 2009.

Fiscal 2009

MSS segment revenue declined $137 million in fiscal 2009, or 1.9%, but was up 2.8% when excluding foreign currency effects of over $330 million.  On a constant currency basis, the increase was primarily the result of the full year impact of the fiscal 2008 acquisition of Covansys, which provided approximately $148 million of revenue growth.  MSS also had increased revenue in Europe ($54 million), Australia ($24 million) and Asia ($27 million), which were offset by declines in North America ($58 million).  The higher international revenue was due to the full-year effects of new fiscal 2008 contracts as well as scope extensions on others.  European growth of $210 million was mostly offset by the impact of renegotiating terms of certain existing contracts and contract conclusions totaling $156 million.  In North America, contract conclusions of $202 million and scope reductions on existing contracts of $54 million more than offset new fiscal 2009 and annualized fiscal 2008 contract awards of $153 million and the full year impact of the fiscal 2008 FCG acquisition of $46 million.

Business Solutions & Services

Fiscal 2010

BSS segment revenue declined $386 million, or 9.8% in fiscal 2010, but 12.2% excluding foreign currency effects of $95 million as compared to fiscal 2009. The decreased revenues, excluding the currency effect, included 5.4% or $212 million from core consulting operations, 2.2% or $88 million from the sale of a business in Hong Kong, 1.5% or $59 million from an extra week in fiscal 2009, 1.2% or $49 million from milestone delays associated with the National Health Service (NHS) contract in the United Kingdom, and 0.8% or $32 million due to project reductions. Partially offsetting these revenue declines was 0.7% or $28 million from the acquisition of a foreign consulting business.

During fiscal 2010, BSS had contract awards of $3.4 billion compared to $3.8 billion during fiscal 2009.

Fiscal 2009

BSS segment revenue increased $175 million, or 4.6% in fiscal 2009, but 8.1% excluding the effect of currency as compared to fiscal 2008.  The increase in revenue was primarily the result of the January 2008 acquisition of First Consulting Group (FCG) which contributed approximately $135 million of growth during fiscal 2009.  A slight drop in remaining North American operations was due to a decrease in staff utilization rates which were only partially offset by improved billing rates.  European operations primarily comprised the remainder of the consulting revenue increase, despite adverse currency movements.  The higher growth came from new project work as well as increased scope at existing customers. While the achievement of revenue milestones on the NHS contract resulted in year-over-year growth in local currency, revenue was down slightly on NHS after the effect of currency.  BSS revenue was primarily offset by reduced credit reporting and consulting services in the Americas and lower license sales and consulting services in Europe.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	2010	2009	2008	2010	2009	2008
Costs of services (excludes depreciation and amortization)	$12,797	$13,268	$13,150	79.3%	79.3%	79.7%
Selling, general and administrative	991	1,083	975	6.1	6.5	5.9
Depreciation and amortization	1,097	1,186	1,199	6.8	7.1	7.3
Goodwill impairment	-	19		-	0.1	-
Interest expense, net	225	219	148	1.4	1.3	0.9
Special items	-	-	156	-	-	0.9
Other (income)/expense	(20)	8	(60)	(0.1)	-	(0.4)
Total	$15,090	$15,783	$15,568	93.5%	94.3%	94.3%

Fiscal 2010

Historically, the Company has substantially matched revenues and costs in the same currency. However, the Company is increasing its use of offshore support and therefore is increasingly exposed to fluctuations in foreign currency exchange rates.

Costs and expenses as a percentage of revenue for fiscal 2010 improved to 93.5% from 94.3% in fiscal 2009. Cost of services (COS) was flat in fiscal 2010 as the Company aligned these expenses with revenue declines.   Selling, general and administrative (SG&A) expense ratio decreased 0.4%, which was a result of reduced headcount, lower bid and proposal costs, and cost reduction initiatives. Depreciation and amortization (D&A) ratio improved 0.3% from reduced capital spending and intangible asset amortization.  Other income of $20 million was primarily due to equity in earnings of unconsolidated affiliates, and miscellaneous gains from the sale of the Company’s former headquarters and a prior year business disposition, partially offset by foreign currency losses.

Fiscal 2009

Costs and expenses remained flat as a percentage of revenue for fiscal 2009 and fiscal 2008. Offsetting a cost of services ratio decrease of 0.4% in fiscal 2009 was a selling, general and administrative (SG&A) expense ratio increase of 0.6%, which was a result of relatively higher marketing and branding costs, development of new service offerings, relocation of the Company’s headquarters, client-targeting, and increased amounts charged to allowance for doubtful accounts.  The depreciation and amortization ratio declined slightly due to less capital expenditure. The interest expense ratio increased as a result of fiscal 2008’s fourth quarter term debt offering to replace commercial paper and the drawdown of the credit facility during fiscal 2009.  The Company also incurred a goodwill impairment charge as further described in Note 6 to the Consolidated Financial Statements.  Other (income)/expense of $8 million was primarily due to foreign currency exchange losses.  In fiscal 2008, the Company had net gains in foreign currency and also had gains from the sale of non-operating assets.

Costs of Services

Fiscal 2010

Costs of services as a percentage of revenue remained flat at 79.3% for fiscal 2010, primarily driven by matching revenue declines with cost reduction measures.  BSS Americas region, which experienced increased COS ratios in the healthcare services and global consulting, offset the improvements in NPS and MSS ratios, as NPS and MSS had larger percentages of sales of the consolidated Company than fiscal 2009.  The NPS segment ratio for fiscal 2010 improved from changes in estimated profitability on two contracts netting to $35 million, and curtailment of certain pension benefits of $7 million.  In the MSS segment, improvements in CSC India were driven by cost reductions, efficiencies, and by the weakening rupee during fiscal 2010, which reduced costs on US dollar-denominated contracts.

Fiscal 2009

COS as a percentage of revenue decreased 0.4% points to 79.3% for fiscal 2009, primarily driven by improvements in the MSS and NPS segments. MSS operations in Europe benefited from the prior years’ restructuring program as well as improved performance on certain large accounts. The improvements in Europe more than offset higher costs as a percentage of revenue in the MSS Americas region, which were driven primarily from impairments of approximately $26 million for deferred contract and other costs associated with two contracts.  The NPS segment ratio for fiscal 2009 improved as fiscal 2008’s results included charges on a fixed price contract with the IRS of $42 million. Absent the fiscal 2008 charge, the ratio was virtually unchanged. In the MSS segment, improvements in CSC India were driven primarily by the weakening of the rupee during fiscal 2009 which reduced costs on US dollar-denominated contracts.

Selling, General and Administrative

Fiscal 2010

Selling, general and administrative expense declined 0.4% as a percentage of revenue in fiscal 2010 compared to fiscal 2009. The NPS ratio increased 0.1 percentage point from additional legal fees and acquisition costs.  Ongoing MSS and BSS cost reduction actions were the primary driver of the improved SG&A as a percentage of revenue, including decreases in headcount, salaries, benefits, and legal fees, as well as movement of certain administrative functions to lower cost geographies.  Improvements were primarily in the European region and across the financial services operations of the BSS segment.  Offsetting these improvements were increases in the SG&A ratio in other segment regions as revenue decreased faster than cost reductions.

Fiscal 2009

SG&A expenses as a percentage of revenue increased 0.6 percentage points to 6.5% for fiscal 2009 primarily due to increases in Corporate and MSS segment SG&A. MSS SG&A as a percentage of revenue increased approximately 1.4 percentage points in fiscal 2009 versus fiscal 2008.  The higher MSS costs were driven by increases in allowances for bad debt expense, business development expenses, customer relationship management, and costs incurred to introduce the new CSC brand in Europe. The customer relationship costs and branding efforts were part of the Company’s roll out of Project Accelerate in fiscal 2009. Corporate G&A expenses as a percentage of revenue increased 0.2 percentage points in fiscal 2009 versus fiscal 2008, and related to the roll out of the new CSC brand and costs incurred to relocate the Company’s headquarters. Partly offsetting the higher SG&A cost percentages was an improvement of 0.2 percentage points in the NPS segment.

Depreciation and Amortization

Fiscal 2010

Depreciation and amortization decreased 0.3 percentage points to 6.8% of revenue in fiscal 2010 as compared to fiscal 2009. The D&A ratio improved slightly in NPS, which had a lower than average ratio of 2.1% and 2.3% in fiscal 2010 and 2009, respectively, and which had a larger proportionate share of revenues year-over-year from 36% up to 39%.  The NPS and MSS improvements resulted from reductions in capital expenditures, and reduced amortization of transition costs and customer intangibles.  The ratio improvement was offset by slightly higher ratios in BSS as revenue decreased faster than expenses.

Fiscal 2009

D&A expense as a percentage of revenue decreased 0.2 percentage points to 7.1% during fiscal 2009. The primary driver for the decrease was a favorable mix shift towards a lower revenue volume in MSS relative to the other segments. MSS D&A as a percentage of revenue is in excess of 12% as compared to the consolidated average of 7.1% and 7.3% in fiscal 2009 and 2008, respectively. As MSS revenue declined from 43% of total CSC revenue in fiscal 2008 to 41% in fiscal 2009, the consolidated D&A percentage of revenue improved accordingly. The expense ratio also improved slightly in NPS, which had a lower than average ratio of 2.3% and 2.6% in fiscal 2009 and 2008, respectively, and which had a larger proportionate share of revenues year-over-year from 35% up to 36%. The NPS improvement resulted from reductions in capital expenditures, and reduced amortization of transition costs and customer intangibles.  BSS had improved performance as D&A improved from 4.3% to 4.1% of revenues, primarily driven by lower amortization on internally developed software and the absence of fiscal 2009 depreciation on a building sold at the end of fiscal 2008.

Goodwill Impairment

Fiscal 2010 and 2009

Goodwill is reviewed for impairment annually in our second quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with  ASC – 350 (SFAS No. 142), “Goodwill and Other Intangible Assets.”

In the second quarter of fiscal 2010 and 2009, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment. During the third and fourth quarters of fiscal 2009, due to factors such as stock price fluctuation, uncertainty in the global economy, and the expected cash flows for certain reporting units being significantly less than previously estimated, management concluded a triggering event and potential impairment occurred and performed an impairment test of goodwill.  Based on the results of the interim impairment test conducted at the end of the fourth quarter of fiscal 2009, the Company recorded a $19 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit.

Interest Expense and Interest Income

Fiscal 2010

Interest expense of $252 million in fiscal 2010 decreased $8 million compared to fiscal 2009.  The decrease was due to lower interest rates.  During March 2010 the Company retired debt of $500 million with interest of 7.375% due June 2011, which should positively impact net interest expense in fiscal 2011.

Interest income decreased $14 million in fiscal 2010 from lower blended interest rates.

Fiscal 2009

The increase in interest expense for fiscal 2009 of $75 million compared to fiscal 2008 was primarily a result of the issuance of debt for a combined $1.7 billion in fiscal 2008 to finance the acquisitions of Covansys Corporation and FCG.  Interest expense for these notes and commercial paper was approximately $117 million for fiscal 2009, an increase from $47 million in fiscal 2008.  Approximately $27 million of the remaining interest expense increase was due to the $1.5 billion draw down in the credit facility in October 2008 to repay commercial paper and increase the Company’s liquidity position.  The lower commercial paper outstanding and the maturity of the 3.5% $300 million senior notes in April 2008 resulted in lower interest expense which partially offset the increase.  In addition, higher borrowings in Europe to fund working capital requirements and additional capital leases in NPS contributed to the increase in interest expense.  Interest income increased approximately $4 million as a result of an increase in cash balances from the drawdown of the credit facility as well as higher cash balances in India.

Special Items

No special items were recorded during fiscal years 2010 and 2009. Special items totaling $156 million were recorded during fiscal 2008 and consisted of: (1) a $134 million restructuring charge (see discussion below), and (2) a $22 million charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.

A restructuring plan was implemented during fiscal 2007 and 2008 and included objectives to 1) streamline CSC’s worldwide operations and 2) leverage the increased use of lower cost global resources.  Restructuring charges consisted predominantly of severance and related employee payments resulting from terminations, including pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.  Restructuring-related pre-tax cash payments for fiscal 2010 and 2009 were approximately $8 million and $68 million, respectively. As of April 2, 2010 and April 3, 2009, restructuring liability outstanding was $14 million and $20 million, respectively.

Other (Income)/Expense

For the years ended April 2, 2010, April 3, 2009 and March 28, 2008, the components of Other (income)/expense were as follows:

(Amounts in millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Foreign currency losses/(gains)	$4	$25	$(31)
Equity in earnings of unconsolidated affiliates	(14)	(15)	(12)
Other (gains)/losses	(10)	(2)	(17)
Total Other (income)/Expense	$(20)	$8	$(60)

The Company reported other income of $20 million for fiscal 2010, compared with other expense of $8 million for fiscal 2009.  Other (gains)/losses for fiscal 2010 primarily includes a gain of $6 million associated with a prior year business disposition,  a gain of $6 million related to sale of the former corporate headquarters facility in El Segundo, California, and a $3 million loss related to a building for sale in Europe.

The Company reported other expense of $8 million for fiscal 2009 compared with $60 million of other income in fiscal 2008.  Other (income)/expense is comprised primarily of foreign currency gains and losses on intra-company balances and gains and losses on sale of non-operating assets, as well as costs associated with the Company’s hedging program.

Of the reported $25 million currency loss in fiscal 2009, $15 million was due to hedging costs.  The remaining loss of $10 million is due to unhedged currency exposure. Foreign currency net gains for fiscal 2009 and 2008 were the result of the effect of currency rate movements, primarily between the currency pairs of U.S. dollar and the Euro, British Pound Sterling and Australian dollar, and Euro and the British Pound Sterling. Other (gains)/losses during fiscal 2008 included the sale of a building in Austin, TX, for a gain of approximately $11 million and the sale of available for sale securities for a gain of approximately $4 million.

Taxes

The effective tax rate on income from continuing operations for fiscal years 2010, 2009, and 2008 was 19.7%, (17.3%), and 40.0%, respectively.  As a global enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions, and tax characteristics of our income.  Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate increased for fiscal year 2010 as compared to fiscal year 2009 primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company reversed a valuation allowance of $53 million associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position of $18 million for foreign tax credits as a result of an audit settlement.  In addition, the fiscal year 2009 and 2008 effective tax rates reflect the reclassification of prior year income from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of fiscal year 2010.

Our effective tax rate decreased for fiscal year 2009 as compared to fiscal year 2008 primarily due to a $371 million reduction in uncertain tax positions, including interest and penalties, due to audit settlements with the U.S. Internal Revenue Service (“IRS”).  The Company also filed accounting method changes during the second quarter of fiscal year 2009 and had settlements with certain state and foreign jurisdictions for the fiscal years 2000 through 2004.  The nature of the significant items subject to examination included depreciation and amortization, research credits, and international tax issues.

As of April 2, 2010, in accordance with ASC 740-10, the Company’s liability for uncertain tax positions was $471 million, including interest of $85 million, penalties of $27 million, and net of tax attributes of $83 million.  During the year ended April 2, 2010, the Company accrued an interest expense of $3 million ($3 million net of tax) and had a net release of penalties of $1 million, and as of April 2, 2010, has recognized a liability for interest of $85 million ($56 million net of tax) and penalties of $27 million.

A more detailed analysis of differences between the U.S. federal statutory rate and the effective tax rate, as well as other information about our income tax provision, is provided in Note 8 to the consolidated financial statements.

Earnings Per Share and Share Base

Diluted earnings per share (EPS) for fiscal 2010 decreased $2.03 to $5.28 from $7.31 in fiscal 2009. EPS was unfavorably impacted by lower net income and an increase in the average share base of 2.14 million shares from fiscal 2009. In fiscal 2010, income before taxes increased 8.5% or $81 million from fiscal 2009.  Income tax expense increased $370 million in fiscal 2010 from the significant tax benefits that occurred in fiscal 2009. The fiscal 2010 increased average share base was a result of increased number of exercised common stock equivalents from an appreciating stock price.

EPS for fiscal 2009 increased $4.11 to $7.31 from $3.20 in fiscal 2008. EPS was favorably impacted by significantly higher net income and a decrease in the average share base of 17.6 million shares from fiscal 2008.

The higher net income resulted from an increase in revenue of 1.5%, and a $166 million tax benefit in fiscal 2009 versus tax expense of $373 million in fiscal 2008.  Other significant contributing elements were fiscal 2008’s special items and the change in other expense/(income) from year over year. The average share base reduction was due to the full year effect of the share purchase program and a reduction in the dilutive effect of stock options partially offset by the exercise of 2.1 million employee stock options during the prior year.

FINANCIAL CONDITION

Cash Flows

Dollars in millions	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash from operations	$1,643	$1,986	$1,343
Net cash used in investing	(790)	(1,038)	(2,719)
Net cash (used in)/from financing	(487)	742	998
Effect of exchange rate changes on cash and cash equivalents	121	(92)	27
Net increase (decrease) in cash and cash equivalents	487	1,598	(351)
Cash and cash equivalents at beginning of year	2,297	699	1,050
Cash and cash equivalents at end of year	$2,784	$2,297	$699

The Company increased its net cash balance by $487 million during fiscal 2010.  Operating cash flow decreased $343 million for fiscal 2010 compared to fiscal 2009.  Cash used in investing activities decreased $248 million.  Net cash used in financing activities was $487 million, a decrease of $1,229 million with several offsetting factors described below.

The Company significantly increased its net cash balance during fiscal 2009.  Operating cash flow increased $643 million for fiscal 2009 compared to fiscal 2008 primarily due to higher net income and higher collections of accounts receivable, partially offset by decreases in income tax liabilities.  Cash used in investing activities decreased $1.7 billion primarily due to the fiscal 2008 acquisitions of Covansys Corporation and First Consulting Group which required a use of cash of $2 billion.  Net cash provided by financing activities for fiscal 2009 was $742 million, a decrease of $256 million compared to fiscal 2008.

Operating Cash Flow

Net cash from operating activities for fiscal 2010 of $1,643 million represents a decrease of $343 million versus the prior year.  Significant variances between the years in the factors that reconcile net income to net cash from operations are described below.

Net income of $834 million was down $289 million, including the effect of the prior year’s significant tax settlements.

The decrease in income taxes payable and income tax liabilities of $135 million for fiscal 2010 was $685 million less than the $820 million decrease for fiscal 2009.  This was driven by a fiscal 2010 current income tax expense of $196 million versus a fiscal 2009 current income tax benefit of $413 million.  The fiscal 2009 current income tax benefit was primarily the result of audit settlements with the IRS.  Offsetting the lower increase in income taxes payable somewhat was a deferred income tax expense of $8 million for fiscal 2010 versus $247 million for fiscal 2009.

Two significant non-cash reconciliation items contributed to the lower net cash from operations metric.  Unrealized foreign exchange gain/loss movements were $28 million of gains for fiscal 2010 compared to $98 million of losses for fiscal 2009.  This result was driven by trends in foreign currency exchange rates, primarily movement in the British pound.  Also, depreciation and amortization amounts for fiscal 2010 were $114 million less than 2009.  The decreases occurred primarily in the first half of the year, driven by lower levels of operations and efforts by the company to limit capital spending.

Accounts payable and accrued liabilities decreased $86 million more than prior year. The decrease was driven by higher pension contributions of $124 million as well as lower additions to pension liabilities for the recognition of pension expense, offset by increases in other current liabilities.

Net cash from operating activities for fiscal 2009 of $1,986 million represents an increase of $643 million versus the prior year.  Significant factors in these results are described below.

  A $564 million increase in net income.
  A reduction in receivables provided cash of $224 million in 2009.  The reduction is primarily attributable to the Company’s NPS and MSS operations resulting from a fiscal 2009 initiative to reduce DSO, as well as resolution of certain contract disputes and several contract completions.
  Increases in prepaid expenses and other assets required a use of cash of $164 million in 2009. The increase was primarily due to work in progress on the Company’s significant contract with the UK National Health Service (NHS).
  Decreases in accounts payable and accruals required use of cash in fiscal 2009 of $323 million.  The decrease primarily resulted from timing of BSS’ consulting subcontractor payments, and vendor payments in BSS.

  Income taxes payable and income tax liabilities decreased by $820 million during fiscal 2009.  The decrease was driven by the Company’s current income tax benefit for the year, including approximately $370 million of benefits associated with settlements with the IRS, and income tax payments of $323 million.
Also impacting the fiscal 2009 comparison of operating cash flows to the prior year was $98 million of unrealized foreign currency losses compared to $27 million of gains for fiscal 2008.

Investing Cash Flow

The Company’s capital investments principally relate to purchases of computer equipment and purchases and development of software, and deferred outsourcing contract costs within the Company’s MSS segment. Investments include computer equipment purchased at the inception of outsourcing contracts as well as for subsequent upgrades, expansion or replacement of these client-supporting assets. For cash flow presentation purposes, the Outsourcing Contracts line includes amounts paid to clients for assets purchased from the clients that are categorized as property and equipment on the balance sheet. Outsourcing contract costs are also comprised of incremental external costs as well as certain internal costs that directly relate to a contract’s acquisition or start-up, including payments to clients for amounts in excess of the fair market value of acquired assets.

Investing cash outflows of $790 million decreased approximately $248 million for fiscal 2010 compared to fiscal 2009.  The decrease was driven by reduced purchases of computer equipment, lower acquisition activity, and higher other investing inflows of $121 million, $95 million, and $39 million, respectively.  The higher inflow from other investing activities was driven by $43 million from the liquidation of an equity investment and $25 million from the sale of the company’s former headquarters facility in El Segundo, California.

Future capital investments will depend on levels of new business and the mix of that business. Contracts in the NPS and BSS segments typically require lower levels of investment compared to contracts in the MSS segment.

Investing cash outflows decreased to $1,038 million during fiscal 2009 compared to $2,719 million for fiscal 2008.  The decrease was primarily due to the fiscal 2008 acquisitions of Covansys and FCG, which required a use of cash of $1,591 million, as well as a $178 million reduction in capital expenditures for property, plant and equipment.

Financing Cash Flow

Cash used in financing activities was $487 million for fiscal 2010, a decrease of $1,229 million from fiscal 2009.  The outflow change was primarily due to fiscal 2009’s draw down on a $1.5 billion credit facility, offset by the repayment during the fourth quarter of fiscal 2010 of $500 million of long-term debt scheduled to mature in June 2011.   Fiscal 2009 results include a repayment of $263 million of commercial paper and $320 million of additional payments for lines of credit.

Cash provided by financing activities was $742 million for fiscal 2009, a decrease of $256 million from fiscal 2008.  The inflow was primarily due to a draw down on a $1.5 billion credit facility.  CSC took this action to eliminate its reliance on the commercial paper market.  Partially offsetting the financing cash inflows were repayments of $532 million of maturing long-term debt, and repayment of commercial paper.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2,784 million at April 2, 2010, and $2,297 million at April 3, 2009, and shareholders’ equity increased $890 million to $6,508 million during fiscal 2010.

At the end of fiscal 2010, CSC’s ratio of debt to total capitalization was 36.5%, reduced from 43.0% at the end of fiscal 2009, and from 38.2% at the end of fiscal 2008. The decrease in the debt ratio for fiscal 2010 was primarily the result of the $500 million debt payment in the fourth quarter of fiscal 2010.

The increase in the debt ratio in fiscals 2009 and 2008 was the result of (1) the issuance of $1.7 billion of commercial paper which was converted into long-term notes during fiscal 2008 to fund the acquisitions of Covansys and FCG, (2) the issuance of approximately $263 million of commercial paper during the fourth quarter to fund the completion of the 10b5-1 share repurchase plan, and (3) the decrease in shareholders’ equity resulting from the 10b5-1 share repurchase.

The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year ends 2010 and 2009.

Dollars in millions	April 2, 2010	April 3, 2009
Debt	$3,744	$4,235
Equity	6,508	5,618
Total capitalization	$10,252	$9,853
Debt to total capitalization	36.5%	43.0%

At April 2, 2010, the Company had $21 million of short-term borrowings under uncommitted lines of credit with foreign banks, $54 million of current maturities and $3,669 million of long-term debt.  The Company had no outstanding commercial paper as of April 2, 2010.

At April 3, 2009, the Company had $32 million of short-term borrowings under uncommitted lines of credit with foreign banks, $30 million of current maturities and $4,173 million of long-term debt.  The Company had no outstanding commercial paper as of April 3, 2009.

On July 12, 2007, the Company entered into a new committed line of credit providing $1.5 billion of long-term commercial paper backup.  The line of credit expires on July 12, 2012.  On October 22, 2008, the Company borrowed $1.5 billion under the line of credit.  The proceeds from the drawdown of the line of credit were used primarily to repay maturing commercial paper and repay $200 million of maturing debt.  The Company discontinued its issuance of commercial paper after October 22, 2008, and as of April 3, 2009 and April 2, 2010, the Company had no commercial paper outstanding.  This line requires the Company to (1) limit liens placed on our assets to $100 million and to liens incurred in the ordinary course of business; (2) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (3) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00.  The Company is in full compliance with these requirements.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing availability under its credit facility.  As of April 2, 2010, the Company’s total liquidity was approximately $2.8 billion which equaled its cash and cash equivalents.  As of April 2, 2010, the Company had $1.5 billion borrowed under the 2012 credit facility as noted previously.

Continued uncertainty in the global economic conditions and the liquidity crisis may affect the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

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

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts.  The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance.  An example is the Company’s complex contract with the United Kingdom’s National Health Service (NHS) to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion which is included in the BSS segment.  As of April 2, 2010, the Company had a net investment in the contract of approximately $600 million, or 400 million pounds sterling.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets. The Company has held discussions with the customer on the NHS contract regarding potential modifications that may affect the scope of the work and total contract value.  The contract is currently profitable and the Company expects to recover its investment, including the effect of the potential modifications; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete could potentially adversely impact such recovery and the Company’s liquidity.

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

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities and cash balances. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 11 to the consolidated financial statements.  The Company was able to access the debt capital markets utilizing a Rule 144A offering, as noted above, which was then converted to publicly traded debt in the fourth quarter of fiscal 2009.  However, there can be no assurances the Company will be able to issue debt with acceptable terms in the future.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 2, 2010:

(Amounts in millions)	Fiscal 2011	Fiscal 2012	Fiscal 2013 & thereafter	Total
Performance guarantees:
Surety bonds	$28	-	-	$28
Letters of credit	674	$3	$1	678
Standby letters of credit	48	10	1	59
Foreign subsidiary debt guarantees	607	90	-	697
Total	$1,357	$103	$2	$1,462

See Note 15 to the notes to consolidated financial statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of April 2, 2010:

(Amounts in millions)	1 year or less	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	-	$2,497	-	$997	$3,494
Interest on fixed rate debt	$119	236	$130	195	680
Capital lease obligations	39	65	30	80	214
Bank debt	21	-	-	-	21
Operating leases	291	398	200	94	983
Minimum purchase obligations	252	136	-	-	388
Other long-term liabilities	15	-	-	-	15
Total	$737	$3,332	$360	$1,366	$5,795

The Company adopted ASC 740 – Income Taxes (FIN 48) on March 31, 2007.  See Note 8 to the consolidated financial statements.  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.

Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operation of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from one to five years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion or the entire shortfall.

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

During fiscal 2011, the Company expects to make contributions of approximately $180 million to pension and $22 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2011 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2010, pension and other pension benefits contributions amounted to $345 million, an increase of $124 million from $221 million in fiscal 2009. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 10 to the notes to consolidated financial statements for further discussion.

Dividends

On May 19, 2010, CSC’s Board of Directors declared a cash dividend of $0.15 per share, payable on July 15, 2010, to common stockholders of record on June 15, 2010.  It is the expectation of the Board of Directors to pay a quarterly dividend going forward.

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

We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. Our critical accounting estimates relate to revenue recognition, cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting, which is less than eight percent of the Company’s revenues, the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Our management regularly reviews project profitability and the underlying estimates.

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

Estimates of total revenue at contract inception often differ materially from actual revenue due to volume differences, changes in technology or other factors which may not be foreseen at inception.

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

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 (FAS No. 142) “Goodwill and Other Intangible Assets.”  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual test dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of goodwill.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  We estimate the fair value of each reporting unit utilizing an income approach, which incorporates the use of the discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital. In estimating the fair value of the reporting units, the Company applies discount rates based on the specific risk characteristics of each reporting unit. The Company’s cash flow projections also incorporate management’s estimates of economic and market conditions over the projected period including revenue growth rates, operating margins, capital expenditures and working capital requirements.

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

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step of the impairment test must be performed to measure the amount of impairment loss. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. See discussion of fiscal 2009 goodwill impairment charge in the Results of Operations section in this Management’s Discussion and Analysis as well as Note 6 - Goodwill to the consolidated financial statements.

In the second quarter of fiscal 2010, the Company determined that a “fresh start” effort in determining the fair value of each reporting unit was not necessary due to the following:

  A full detail test was completed only three months prior at year end of fiscal 2009 (see below).
  The assets and liabilities that make up the reporting units had not changed significantly since the interim test.
  The detailed interim test indicated that the fair value of the reporting units exceeded their carrying amount by a substantial margin.
  No events had occurred nor had circumstances changed that would materially change the assumptions or conclusions reached in the fiscal 2009 interim test.
Consequently, in 2010, the Company carried forward its analysis from the prior fiscal 2009 test as part of its annual review with no indication of impairment.

In the second quarter of 2009, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment. During the third and fourth quarters of fiscal 2009, the Company’s stock price was subject to significant fluctuation, which the Company believes is due to the uncertainty related to the global economy and overall stock market volatility. As a result, the Company’s market capitalization was frequently less than its net book value during the third and fourth quarters.  At January 2, 2009, the Company evaluated all relevant factors and determined an interim impairment test was not necessary.  During the fourth quarter of fiscal 2009, the Company undertook its fiscal 2010 budgeting process and at the end of the quarter, having substantially completed its budgeting process, determined that the expected cash flows for certain reporting units were significantly less than the estimated cash flows utilized in the fiscal 2009 annual impairment test.  Management concluded these factors were a triggering event indicating potential impairment and performed an impairment test of goodwill as of April 3, 2009.

Based on the results of the step one interim impairment test, there was an indication that an impairment may exist for one reporting unit (CSA) and the second step was performed to measure the amount of impairment loss. The amount of impairment for CSA goodwill was determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. Based on the results of the interim impairment test conducted at the end of the fourth quarter of fiscal 2009, the Company recorded a $19 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit. There were no other significant intangible assets attributed to the CSA reporting unit nor were any other long-lived assets attributable to that reporting unit determined to be impaired.

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

In the second quarter of fiscal 2010, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment.  Utilizing the balances as of July 3, 2009, the excess of fair value over carrying value for each of the Company’s reporting units ranged from 15% to 188%.  A hypothetical ten percent decrease in the reporting units fair values would result in no additional reporting units failing step one.  However, during its annual budgeting process in the fourth quarter of fiscal 2010, the Company noted that expected cash flows for two reporting units in the BSS segment were less than the expected cash flows utilized during its fiscal 2010 annual impairment assessment.  The businesses had significant excesses of fair value over carrying value in the most recent annual recoverability test.  The Company believes that the decrease in cash flows is temporary and is not indicative of the long-term economic prospects of the reporting units.  As a result, management concluded no interim goodwill impairment test was needed as it was more likely that the fair value exceeded carrying value for the reporting units.

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by ASC 715 Compensation – Retirement Benefits (SFAS No. 87 “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”) for fiscal 2010, 2009 and 2008 to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. We consider current market conditions such as changes in interest rates, in determining discount rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors.  Please see Note 10 for more details.  The weighted-average of the expected long-term rate of return, for all plans, on plan assets utilized for the fiscal 2010 and 2009 pension plan valuations was 7.8%.  Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the net periodic pension cost by approximately $16 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation.  The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2010 net periodic pension cost was 7.4% compared to 6.2% used for fiscal 2009. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the net periodic pension cost by approximately $22 million, or increased it by approximately $24 million, respectively.  Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur.  For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time.  For CSC, market returns in fiscal 2010 caused actual pension plan asset returns to exceed those expected in fiscal 2009 and 2008, respectively.  However, declining discount rates in fiscal 2010, which resulted in higher benefit obligation growth, served to offset some of the positive impact of favorable asset returns in fiscal 2010.  Pension assets as a percentage of projected benefit obligations increased during the fiscal year.  Rising discount rates in fiscal 2009, which resulted in lower calculated benefit obligation growth, served to partially offset the impact of negative asset returns in fiscal 2009.

At the end of fiscal 2010, a number of our pension plans had PBOs in excess of the fair value of their respective plan assets, due mostly to declining discount rates, and as a result, higher pension obligations were recognized in 2010 than in 2009.  The effect of this adjustment and the annual measurement in fiscal 2010 was to increase pension liability by $180 million, increase non-current asset by $7 million, and increase accumulated comprehensive loss by $384 million ($264 million, net of taxes).

At the end of fiscal 2009, a number of our pension plans had PBOs in excess of the fair value of their respective plan assets, due mostly to negative pension asset performance, higher pension obligations were recognized in 2009 than in 2008.  The effect of this adjustment and the annual measurement in fiscal 2009 was to increase pension liability by $627 million, decrease non-current asset by $22 million, and increase accumulated comprehensive loss by $687 million ($446 million, net of taxes).

Assumptions and estimates used to analyze contingencies and litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. CSC consults with legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 (SFAS No. 5) “Accounting for Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.

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

Foreign Currency

As a large global organization the Company faces exposure to adverse movements in foreign currency exchange rates.  During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process.  The Company generally manages these contracts by incurring costs in the same currency in which revenue is received, and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, the Company is able to substantially mitigate foreign currency risk to earnings. However, as the Company has increased its use of offshore support in recent years, it has become more exposed to currency fluctuations.

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities.  For accounting purposes, these contracts do not qualify for hedge accounting and thus all changes in fair value are reported in net earnings as part of other (income)/expense.  The Company also uses foreign currency put options to manage its exposure to the economic risk from movements in the Indian Rupee and the Danish Kroner. These financial instruments are generally short term in nature with typical maturities of less than one year. They are used to offset existing foreign currency positions or as economic hedges and not for speculative or trading purposes.

During fiscal 2010, approximately 37% of the Company’s revenue was generated outside of the United States. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings.  Given a hypothetical 10% increase in the value of the U.S. dollar against all currencies, revenue would decrease by approximately 4% or $594 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4% or $594 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $52 million. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

At April 2, 2010, the Company had approximately $1,591 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $24 million of non-U.S. dollar borrowings.

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
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the “Company”) as of April 2, 2010, and April 3, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 2, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of April 2, 2010, and April 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
May 21, 2010

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

(Amounts in millions)	April 2, 2010	April 3, 2009

Current assets:
Cash and cash equivalents	$2,784	$2,297
Receivables, net of allowance for doubtful accounts of $47 (2010) and $55 (2009)	3,849	3,786
Prepaid expenses and other current assets	1,789	1,624
Total current assets	8,422	7,707
Intangible and other assets:
Software, net of accumulated amortization of $1,205 (2010) and $1,082 (2009)	511	476
Outsourcing contract costs, net of accumulated amortization of $1,233 (2010) and $1,241 (2009)	642	684
Goodwill	3,866	3,784
Other assets	773	615
Total intangible and other assets	5,792	5,559
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,191	1,132
Computers and related equipment	4,301	4,176
Furniture and other equipment	480	462
	5,972	5,770
Less accumulated depreciation and amortization	3,731	3,417
Property and equipment, net	2,241	2,353
Total Assets	$16,455	$15,619

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

(Amounts in millions, except shares)	April 2, 2010	April 3, 2009

Current liabilities:
Short-term debt and current maturities of long-term debt	$75	$62
Accounts payable	409	636
Accrued payroll and related costs	821	822
Other accrued expenses	1,344	1,264
Deferred revenue	1,189	915
Income taxes payable and deferred income taxes	284	317
Total current liabilities	4,122	4,016

Long-term debt, net of current maturities	3,669	4,173
Income tax liabilities and deferred income taxes	550	486
Other long-term liabilities	1,606	1,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 162,234,314 (2010) and 159,688,820 (2009)	162	160
Additional paid-in capital	2,006	1,836
Earnings retained for use in business	5,709	4,893
Accumulated other comprehensive loss	(1,052)	(1,004)

Less common stock in treasury, at cost, 8,284,771 (2010) and 8,190,333 (2009)	(379)	(375)
Total CSC stockholders’ equity	6,446	5,510
Noncontrolling interest in subsidiaries	62	108
Total stockholders’ equity	6,508	5,618
Total liabilities and stockholders’ equity	$16,455	$15,619

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
(Amounts in millions, except per share amounts)	April 2, 2010	April 3, 2009	March 28, 2008
Revenues	$16,128	$16,740	$16,500
Costs of services (excludes depreciation and amortization)	12,797	13,268	13,150
Selling, general and administrative	991	1,083	975
Depreciation and amortization	1,097	1,186	1,199
Goodwill impairment	-	19	-
Interest expense	252	260	185
Interest income	(27)	(41)	(37)
Special items	-	-	156
Other (income)/expense	(20)	8	(60)
Total costs and expenses	15,090	15,783	15,568
Income before taxes	1,038	957	932
Taxes on income	204	(166)	373
Net income	834	1,123	559
Less:
Net income attributable to noncontrolling interest, net of tax	17	8	14
Net income attributable to CSC common shareholders	$817	$1,115	$545
Earnings per common share:
Basic	$5.36	$7.37	$3.26

Diluted	$5.28	$7.31	$3.20

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$834	$1,123	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,156	1,270	1,286
Stock based compensation	64	54	60
Deferred taxes	8	247	(65)
(Gain)/loss on dispositions	(5)	(1)	3
Provision for losses on accounts receivable	23	33	3
Excess tax benefit from stock based compensation	(9)	(1)	(11)
Unrealized foreign currency exchange (gain)/loss	(28)	98	(27)
Impairment losses and contract write-offs	23	53	39
Cash surrender value in excess of premiums paid	(5)	(5)	(4)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in receivables	70	224	(217)
Increase in prepaid expenses and other current assets	(153)	(164)	(368)
Decrease in accounts payable and accruals	(409)	(323)	(110)
(Decrease) increase in income taxes payable and income tax liability	(135)	(820)	130
Increase in deferred revenue	207	236	87
Other operating activities, net	2	(38)	(22)
Net cash provided by operating activities	1,643	1,986	1,343
Cash flows from investing activities:
Purchases of property and equipment	(578)	(699)	(877)
Outsourcing contracts	(176)	(165)	(165)
Acquisitions, net of cash acquired	(5)	(100)	(1,591)
Business dispositions	14	-	-
Software purchased and developed	(173)	(163)	(172)
Other investing activities, net	128	89	86
Net cash used in investing activities	(790)	(1,038)	(2,719)
Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	-	(263)	255
Borrowings under lines of credit	130	1,848	304
Repayment of borrowings under lines of credit	(137)	(320)	(317)
Proceeds from debt issuance	-	-	3,100
Principal payments on long-term debt	(537)	(532)	(1,440)
Proceeds from stock options, and other common stock transactions	100	13	86
Excess tax benefit from stock based compensation	9	1	11
Repurchase of common stock and acquisition of treasury stock	(3)	(4)	(1,013)
Other financing activities, net	(49)	(1)	12
Net cash (used in)/provided by financing activities	(487)	742	998
Effect of exchange rate changes on cash and cash equivalents	121	(92)	27
Net increase (decrease) in cash and cash equivalents	487	1,598	(351)
Cash and cash equivalents at beginning of year	2,297	699	1,050
Cash and cash equivalents at end of year	$2,784	$2,297	$699

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Total
Balance at March 30, 2007	181,105	$181	$1,876	$4,141	$(304)	$(354)	$5,540	$150	$5,690
Comprehensive income:
Net income				545			545	14	559
Currency translation adjustment					225		225		225
Unfunded pension obligation					181		181		181
Unrealized gain on available for sale securities					1		1		1
Reclassification adjustment for gains realized in net income					(2)		(2)		(2)
Comprehensive income							950		964
Acquisition of treasury stock						(17)	(17)		(17)
Stock based compensation expense and option exercises	2,425	2	159				161		161
Repurchase common stock	(24,311)	(24)	(263)	(712)			(999)		(999)
Adjustment to initially apply ASC 740-10 (FIN 48)			(1)	(172)			(173)		(173)
Distributions and Other								(5)	(5)
Balance at March 28, 2008	159,219	159	1,771	3,802	101	(371)	5,462	159	5,621
Comprehensive income:
Net income				1,115			1,115	8	1,123
Currency translation adjustment					(638)		(638)		(638)
Unfunded pension obligation					(467)		(467)		(467)
Comprehensive income							10		18
Acquisition of treasury stock						(4)	(4)		(4)
Stock based compensation expense and option exercises	470	1	65				66		66
Repurchase common stock
Change in pension valuation date per ASC 715				(24)			(24)		(24)
Distributions and Other								(59)	(59)
Balance at April 3, 2009	159,689	160	1,836	4,893	(1,004)	(375)	5,510	108	5,618
Comprehensive income:
Net income				817			817	17	834
Currency translation adjustment					242		242		242
Unfunded pension obligation					(290)		(290)		(290)
Comprehensive Income							769		786
Acquisition of treasury stock						(4)	(4)		(4)
Stock based compensation expense and option exercises	2,545	2	170				172		172
Distributions and Other				(1)			(1)	(63)	(64)
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and footnotes include on a consolidated basis those of Computer Sciences Corporation, its subsidiaries, and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company.”  Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 – 50 percent ownership, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and are pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Certain columns and rows within the financial tables in this Form 10-K include rounded numbers for disclosure purposes. Certain percentages and ratios are calculated from whole-dollar amounts.

Contractual work in process balances at April 2, 2010, and April 3, 2009, of $932 million and $653 million, respectively, are included in prepaid expenses and other current assets.

Prior year amounts have been recast from those presented in previously filed Forms 10-K to reflect implementation of Accounting Standards Codification (ASC) 810-10 (Statements of Financial Accounting Standards (SFAS) No. 160), “Noncontrolling Interests in Consolidated Financial Statements.”

Equity in earnings of unconsolidated affiliates of $15 million and $12 million for 2009 and 2008 have been reclassified from cost of services to Other (income)/expense in the consolidated statements of income.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.   Amounts subject to significant judgments and estimates include, but are not limited to, costs to complete fixed price contracts, cash flows used in the evaluation of impairment of goodwill, intangible assets, certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, loss accruals for litigation, pension related liabilities, inputs used for computing stock-based compensation and fair value of derivative instruments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s primary service offerings are information technology (IT) outsourcing and IT and other professional services. The Company provides these services under time and materials, cost-reimbursable, unit-price and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Except as described below for certain fixed price contracts, revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. federal government. Currently, less than eight percent of the Company’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident.  The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.   In fiscal 2010, the Company recognized changes in estimated profitability on two contracts netting to a $35 million increase in pre-tax earnings.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Software	2 to 10 years
Credit information files	10 to 20 years
Acquired contract related intangibles	Contract life and first contract renewal
Customer related intangibles	Expected customer service life
Outsourcing contract costs	Contract life, excluding option years

The cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation expense for fiscal years 2010, 2009 and 2008 was $722 million, $781 million and $807 million, respectively. Outsourcing contract costs and credit information files are amortized on a straight-line basis.  Acquired intangible assets are amortized based on estimated undiscounted cash flow over the estimated life of the asset or on a straight line basis if cash flow cannot be reliably estimated.  Amortization for fiscal years 2010, 2009 and 2008 was $434 million, $489 million and $479 million, respectively, including reductions of revenue for outsourcing contract cost premiums amortization (discussed in the following section) of $59 million, $84 million and $87 million in each of the respective years.

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

Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When the unamortized balance exceeds the net realizable value, the unamortized balance is written down to the net realizable value and an impairment charge is recorded.

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

The first principal category, contract acquisition costs, consists mainly of due diligence activities after competitive selection as well as premiums paid. Premiums are amounts paid to clients in excess of the fair market value of acquired assets. Fixed assets acquired in connection with outsourcing transactions are capitalized at fair value and depreciated consistent with fixed asset policies described above. Premiums are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of outsourcing contract cost premiums is accounted for as a reduction in revenue. The second principal category of capitalized outsourcing costs is transition/set-up costs. Such costs are primarily associated with installation of systems and processes and are amortized over the contract life.

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the associated asset group including the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance of the asset group, the balance would be adjusted based on the contract’s fair value in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 – Stock Compensation (SFAS No. 123(R), “Share-Based Payment”) and recognized stock-based compensation expense for fiscal 2010, fiscal 2009 and fiscal 2008 as follows:

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008
Cost of services	$15	$13	$14
Selling, general and administrative	49	41	36
Special items	-	-	10
Total	$64	$54	$60
Total net of tax	$40	$34	$38

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

The charge to special items of $10 million ($6 million net of tax) for fiscal 2008 relates to accelerated expense associated with the Company’s former CEO whose retirement was effective July 30, 2007.

The Company’s overall stock-based compensation granting practice has not changed year over year and there have been no material changes in the underlying assumptions in the fair value calculations.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  In applying this model, the expected term was calculated based on the Company’s historical experience with respect to its stock plan activity and is representative of the period of time that the stock-based awards are expected to be outstanding.  The Company determined separate assumptions for the expected term of options granted based on three separate job tier classifications which had distinct historical exercise behavior.  This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options.  In determining the overall risk-free interest rate for fiscal 2010, a range of interest rates from 1.77% to 2.62% was applied depending on the expected life of the grant.  Expected volatility was based on a blended approach using an equal weighting of implied volatility and historical volatility.  Historical volatility was based on the Company’s ten-year historical daily closing price.  Implied volatility was based on option trading behavior for those options traded on certain exchange markets that have maturities of nine months and longer.  The range of volatility used for fiscal 2010 was 33% to 44%.  Forfeitures were estimated based on historical experience.

The weighted average fair value of stock options granted during fiscal 2010, fiscal 2009 and fiscal 2008 were $15.15, $15.82 and $17.76 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008
Risk-free interest rate	2.20%	3.17%	4.58%
Expected volatility	41%	36%	32%
Expected lives	4.14 years	4.08 years	4.15 years

During fiscal 2010, fiscal 2009 and fiscal 2008, the Company realized income tax benefits of $13 million, $6 million and $25 million, respectively, and an excess tax benefit of $9 million, $1 million and $11 million, respectively, related to all of its stock incentive plans.

Acquisition Accounting and Goodwill

Under acquisition accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually for each reporting unit. See Notes 2 and 6 for further discussion.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

Fair Value

The Company uses the fair value measurement guidance to value certain of its assets and liabilities. Under this guidance, assets and liabilities are required to be valued based on assumptions used by a market participant, consistent with the following hierarchy of inputs:

Level 1 — Quoted prices unadjusted for identical assets or liabilities in an active market;

Level 2 — Inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities; and

Level 3 — Unobservable inputs that reflect the entity’s own assumptions which market participants would use in pricing the asset or liability.

The assets and liabilities which are valued using the fair value measurement guidance include the Company’s foreign currency forward contracts and purchased foreign currency option contracts.  The fair value of the forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 inputs.  Purchased option contracts are valued using inputs which are based on quoted pricing intervals from external valuation models, which do not involve management judgment and as such, these inputs are considered Level 2 inputs.   No assets or liabilities were measured at fair value using the significant unobservable (Level 3) inputs.

Receivables

Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (mainly due to contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, completion of government audit activities, negotiation of contract modification, and claims.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the present value of expected cash flows, in which multiple cash flow scenarios that reflect the range of possible outcomes are used to estimate fair value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

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

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not the tax position will be sustained upon examination.  Uncertain tax positions are measured based on the probabilities the uncertain tax position will be realized upon final settlement.  See Note 8 – Income Taxes.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax effects, are as follows:

	As of
(Amounts in millions)	April 2, 2010	April 3, 2009
Foreign currency translation adjustment	$23	$(219)
Unfunded pension adjustment, including other benefit plans	(1,075)	(785)
Accumulated other comprehensive loss	$(1,052)	$(1,004)

Cash Flows

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s investments consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk.

Capital expenditures acquired through capital lease obligations were $51 million, $71 million, and $40 million for fiscal years 2010, 2009, and 2008, respectively.  Capital expenditures in accounts payable and accrued expenses were $59 million, $42 million, and $74 million as of April 2, 2010, April 3, 2009, and March 28, 2008, respectively.

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008
Interest	$270	$258	$176
Taxes on income, net of refunds	345	323	496

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

Foreign Currency

The Company has determined that, generally, the local currency of its foreign affiliates is their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to the U.S. dollar using year-end exchange rates while the income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of April 2, 2010, and April 3, 2009, the balance of currency translation adjustment included in AOCI was $23 million (net of taxes of $2 million) and $219 million (net of taxes of $21 million), respectively.

To manage the exposure to movements in foreign currency exchange rates, the Company uses foreign currency forward contracts and purchased put option contracts.  The use of these derivative instruments is intended to offset, to the extent possible, the gains and losses from remeasurement of the Company’s foreign currency denominated monetary assets and liabilities.   Gains and losses from remeasurement of the Company’s foreign currency denominated assets and liabilities, and remeasurement and settlement of the related foreign currency derivatives are recorded in Other (income)/expense (See Note 13).

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options.

	Twelve Months Ended
(Amounts in millions, except per share)	April 2, 2010	April 3, 2009	March 28, 2008
Net income attributable to CSC common shareholders	$817	$1,115	$545

Common share information (in millions):
Average common shares outstanding for basic EPS	152.462	151.388	167.233
Dilutive effect of stock options and equity awards	2.292	1.226	2.935
Shares for diluted EPS	154.754	152.614	170.168

Basic EPS	$5.36	$7.37	$3.26

Diluted EPS	$5.28	$7.31	$3.20

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

The computation of diluted EPS does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the Company’s common stock during the year. The number of such options was 10,100,293,  14,346,626, and 7,577,441 for the years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively.

New Accounting Standards

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements.  The adoption of ASC 105 did not impact the Company’s financial statements.

In December 2007, the FASB issued ASC 810-10 Consolidation (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of ASC 810-10, the Company adopted the statement as of the beginning of fiscal year 2010 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $108 million at April 3, 2009, was reclassified from the liabilities section to the stockholders’ equity section in the consolidated balance sheet as of the beginning of fiscal year 2010. Net income attributable to noncontrolling interests, net of tax of $17 million, $8 million and $14 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively, is presented separately in the consolidated statements of income.

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

In September 2006, the FASB issued ASC 820 (SFAS No. 157), “Fair Value Measurements.”  The Statement establishes a single authoritative definition of fair value, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The portion of this statement related to the measurement of financial assets and liabilities was adopted by the Company at the beginning of fiscal 2009 and did not have a material impact on the Company’s results of operations or financial position.  Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delayed the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until April 4, 2009.  The adoption of the portion of this statement related to non-financial assets and liabilities did not have a material impact on the Company’s financial statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

We recognized the funded status of our benefit plans at March 30, 2007, in accordance with the recognition provisions of ASC 715 Compensation – Retirement Benefits (SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”). We adopted the measurement date provisions of ASC 715 (SFAS No. 158) at April 3, 2009. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  The effect of the measurement date change was not material to the CSC’s consolidated financial statements.

Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  CSC is currently evaluating the effect that implementation of these pronouncements will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that include Software Elements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, which formally codifies SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140,” which is a revision to Statement 140.  Update 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s consolidated financial statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies (continued)

In December 2009, the FASB issued ASU 2009-17, which formally codifies SFAS No. 167,  “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement will become effective at the beginning of CSC’s fiscal 2011 and is not expected to have a material effect on CSC’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition—A Consensus of the FASB Emerging Issues Task Force.”  The Update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone.  The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received).  The guidance in this Issue will apply to milestones in multiple deliverable arrangements involving research or development transactions.  The statement will become effective prospectively for fiscal years beginning on or after June 15, 2010.  Early application is permitted.  Retrospective application to all prior periods is also permitted.  The adoption of this statement is not expected to have a material effect on CSC’s consolidated financial statements.

Other new pronouncements issued but not effective until after April 2, 2010, are not expected to have a significant effect on the Company’s consolidated financial statements.

Note 2 – Acquisitions

During fiscal 2009, CSC acquired two separate privately held entities for approximately $38 million cash plus additional consideration of up to $19 million contingent on achievement of agreed revenue targets for future periods.   The purchase price of the acquisitions was allocated to the net assets acquired based on fair values at the date of acquisition, which resulted in approximately $26 million allocated to goodwill, of which $17 million was allocated to the NPS segment and $9 million to the BSS segment.  Additionally, $8 million was allocated to identifiable intangible assets, which are primarily customer related intangibles (estimated useful life of five to six years).   The goodwill is tax deductible for U.S. federal income tax purposes.  Of the total additional contingent consideration, no amounts became due in fiscal 2010.

Also during fiscal 2009, CSC acquired the 49% of Computer Systems Advisers (M) Berhad (CSAM) not previously owned by the Company’s wholly-owned subsidiary, CSA Holding, Ltd.  The acquisition allowed for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was approximately $63 million, which resulted in approximately $17 million allocated to goodwill, of which $8 million was allocated to BSS and $9 million to MSS. The goodwill was not tax-deductible for U.S. federal income tax purposes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisitions (continued)

On January 11, 2008, CSC acquired all outstanding shares of First Consulting Group (FCG), a publicly-held U.S. corporation, in an all-cash transaction for $13.00 per share, or approximately $275 million net of acquired cash.  FCG is a professional services firm focused on healthcare and technology.  FCG clients include healthcare providers, health plans, government healthcare, pharmaceutical companies, life sciences organizations, independent software vendors and other clients both within healthcare and in other industries.  The acquisition of FCG increased the Company’s healthcare capabilities, offerings, and presence in the United States, Europe and Asia.

The acquisition was accounted for using the purchase method and, accordingly, FCG’s results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on fair values at the date of acquisition.  Based on the estimates of fair value, $27 million was allocated to identifiable intangible assets and $221 million was allocated to goodwill.  Of the $27 million allocated to identifiable intangible assets, $3 million was assigned to internally developed software (estimated useful life of five years), and $24 million allocated to customer related intangibles (estimated useful life of three years).  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments, particularly healthcare, anticipated to be provided by the acquisition as described above.  Of the $221 million goodwill recognized, $154 million was assigned to BSS segment and $67 million was assigned to MSS segment in 2008.  None of the goodwill is deductible for tax purposes.

The following unaudited pro forma information presents consolidated results of operations as if the FCG acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest and depreciation and amortization resulting from the acquisition.  FCG’s pro forma results for the first ten months of the twelve months ended March 28, 2008, include a $6 million one-time tax benefit and nonrecurring costs of $4 million related to acquisition activities.  Results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the FCG acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported Twelve Months Ended	Pro forma Twelve Months Ended
(Amounts in millions)	March 28, 2008	March 28, 2008
Revenue	$16,500	$16,721
Net Income	545	544
Basic earnings per share	$3.26	$3.26
Diluted earnings per share	$3.20	$3.20

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisitions (continued)

The acquisition was accounted for under the purchase method and accordingly, Covansys’ results of operations have been included with the Company’s from the date of acquisition.  The purchase price of the acquisition was allocated to the net assets acquired based on their fair values at the date of acquisition.  Based on the estimates of fair value, approximately $176 million was allocated to the following identifiable intangible assets including customer relationships $148 million, contract backlog $26 million, internally developed software $1 million and trademark/trade name $1 million, with estimated useful lives of 16, 10, 5 and .5 years, respectively.  Approximately $1.1 billion was allocated to goodwill.  The amount of goodwill is primarily attributable to the increased delivery capabilities and penetration of certain industry segments anticipated to be provided by the acquisition as described above.  The goodwill recognized of $1.1 billion was assigned to the BSS and MSS reportable segments, none of which is deductible for tax purposes.

The following unaudited pro forma information presents consolidated results of operations as if the Covansys acquisition occurred at the beginning of each period presented.  Pro forma results include adjustments related to interest expense and depreciation and amortization resulting from the acquisition.  Covansys’ pro forma results for the first three months of the twelve months ended March 28, 2008, include non-recurring costs of $4 million related to acquisition activities and results for both years include costs of being a standalone public company prior to the acquisition by CSC.  The pro forma information may not necessarily be indicative of the results of operations had the Covansys acquisition actually taken place at the beginning of each period presented. Further, the pro forma information may not be indicative of future performance.

	As Reported Twelve Months Ended	Pro forma Twelve Months Ended
(Amounts in millions)	March 28, 2008	March 28, 2008
Revenue	$16,500	$16,619
Net income	545	532
Basic earnings per share	$3.26	$3.18
Diluted earnings per share	$3.20	$3.12

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2010, and April 3, 2009:

	As of
(Amounts in millions)	April 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,207	$1,207	$-	$-
Time deposits	609	609	-	-
Total	$1,816	$1,816	$-	$-

	As of
(Amounts in millions)	April 3, 2009	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$1,190	$1,190	$-	$-
Time deposits	549	549	-	-
Derivative assets, net	1	-	1	-
Total	$1,740	$1,739	$1	$-

The money market funds and time deposits are included and reported in cash and cash equivalents whereas the derivative assets are included and reported in prepaid expenses and other current assets, and derivative liabilities in accrued expenses. Gains and losses from changes in the fair value of derivatives are included in earnings and reported in other (income)/expense (See Note 13).

Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, approximates fair value due to the short maturities of these instruments, except for $379 million in receivables and $227 million in prepaid expenses related to claims for which the values are subject to litigation and therefore it is not practicable to estimate fair value (See Note 15 for further discussion).

Following is a summary of the carrying amounts and the estimated fair values of the Company's financial instruments for which the carrying amount and estimated fair value are different at April 2, 2010, and April 3, 2009:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Fair Value (continued)

	April 2, 2010			April 3, 2009
(Amounts in millions)	Notional Amount	Carrying Amount	Estimated Fair Value Amount	Notional Amount	Carrying Amount	Estimated Fair Value Amount
Derivative assets, net (Note 5)	$520	$-	$-	$951	$1	$1
Long-term debt (Note 9)	-	3,669	3,854	-	4,173	4,154
Total	$520	$3,669	$3,854	$951	$4,174	$4,155

Derivative assets include foreign currency forward contracts and put options.  The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the year-end foreign currency exchange rates and forward points. The fair value of purchased put options is estimated based on external valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration, as inputs.

The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

Note 4-Receivables

Receivables consist of the following:

(Amounts in millions)	April 2, 2010	April 3, 2009
Billed trade accounts	$2,064	$2,233
Unbilled recoverable amounts under contracts in progress	1,596	1,479
Other receivables	189	74
Total	$3,849	$3,786

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.  Unbilled recoverable amounts under contracts in progress of $498 million are expected to be collected after fiscal 2011, including $379 million in claims as discussed in Note 15.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Foreign Currency Derivative Instruments

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards and purchased option contracts to hedge certain intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These financial instruments are generally short term in nature with typical maturities of less than one year.  In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges, as defined in ASC 815 (FAS 133) “Derivatives and Hedging,” and, thus, all changes in fair value are reported in net earnings as part of Other (income)/expense (See Note 13).

The notional amount of forward contracts outstanding was approximately $474 million and $951 million as of April 2, 2010 and April 3, 2009, respectively. The notional amount of purchased option contracts outstanding was $46 million as of April 2, 2010, but none were outstanding on April 3, 2009.  The estimated aggregate fair value of the forward and option contracts were immaterial as of April 2, 2010 and April 3, 2009, respectively.

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into contracts with only large financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.

Note 6—Goodwill

Goodwill is reviewed for impairment annually, as of the first day of the second fiscal quarter or more frequently if indicators of impairment exist. Goodwill has been assigned to five reporting units for the purposes of impairment testing. Reporting units are defined as operating segments or groupings of businesses one level below the operating segment level for which discrete financial information is available and for which segment management regularly reviews the operating results.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill (continued)

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  The Company estimates the fair value of each reporting unit utilizing an income approach, which incorporates the use of a discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital. In estimating the fair value of the reporting units, the Company applied discount rates based on the specific risk characteristics of each reporting unit.  The Company’s cash flow projections use management’s estimates of economic and market conditions over the projected period including revenue growth rates, operating margins, capital expenditures and working capital requirements.

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

In the second quarter of fiscal 2010, the Company tested the recoverability of goodwill as part of its annual review with no indication of impairment.

However, the Company determined that a “fresh start” effort in determining the fair value of each reporting unit was not necessary due to the following:

▪	A full detailed test was completed only three months prior at year end of fiscal 2009 (see below).

▪	The assets and liabilities that make up the reporting units had not changed significantly since the interim test.

▪	The detailed interim test indicated that the fair value of the reporting units exceeded their carrying amount by a substantial margin.

▪	No events had occurred nor had circumstances changed that would materially change the assumptions or conclusions reached in the fiscal 2009 interim test.

Consequently, in 2010, the Company carried forward its analysis from the prior fiscal 2009 test as part of its annual review with no indication of impairment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill (continued)

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

Based on the results of the interim step-one impairment test during the fourth quarter of fiscal 2009, there was an indication of impairment for one reporting unit (CSA) and the second step was performed to measure the amount of impairment loss. The amount of impairment of CSA goodwill was determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill. Based on this review, the Company recorded a $19 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the CSA reporting unit. There were no other significant intangible assets attributed to the CSA reporting nor were any other long-lived assets attributable to that reporting unit determined to be impaired.  The CSA reporting unit is a value-added reseller and provider of installation, warranty and maintenance services for IT equipment and is included in the BSS reportable segment.

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended April 2, 2010, and April 3, 2009:

(Amounts in millions)	North American Public Sector	Managed Services Sector	Business Solutions and Services	Total

Goodwill, Gross	$675	$2,015	$1,285	$3,975
Accumulated Impairment Losses	-	-	-	-
Balance as of March 28, 2008, net	675	2,015	1,285	3,975

Additions	17	8	31	56
Foreign Currency Translation	-	(152)	(76)	(228)
Impairment Losses	-	-	(19)	(19)

Goodwill, Gross	692	1,871	1,240	3,803
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 3, 2009, net	692	1,871	1,221	3,784

Additions	2	-	10	12
Other Adjustment	-	-	-	-
Foreign Currency Translation	-	49	21	70
Impairment Losses	-	-	-	-
Balance as of April 2, 2010
Goodwill, Gross	694	1,920	1,271	3,885
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	$694	$1,920	$1,252	$3,866

During the first quarter of fiscal 2010, the Company revised its segment reporting structure as discussed in Note 14.  As a result of this revision, the March 28, 2008, and April 3, 2009, balances have been recast to reflect the new reporting structure.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill (continued)

In fiscal 2010, the addition to BSS goodwill of $10 million related to an immaterial foreign acquisition.  The addition to goodwill of $56 million in fiscal 2009 consisted of approximately $26 million related to the acquisitions of two privately held entities in the third quarter; $19 million for the Computer Systems Advisers (M) Berhad (CSAM) transaction; and $11 million related to previously acquired Mynd Corporation.

The foreign currency translation amount relates to the impact of foreign currency adjustments in accordance with ASC 830 (SFAS No. 52), “Foreign Currency Matters” (See Note 2 for further details regarding recent acquisitions).

Note 7—Intangible Assets

A summary of amortizable intangible assets as of April 2, 2010, and April 3, 2009, is as follows:

	April 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,716	$1,205	$511
Outsourcing contract costs	1,875	1,233	642
Customer and other intangible assets	397	234	163
Total intangible assets	$3,988	$2,672	$1,316

	April 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net
Software	$1,558	$1,082	$476
Outsourcing contract costs	1,925	1,241	684
Customer and other intangible assets	402	200	202
Total intangible assets	$3,885	$2,523	$1,362

Amortization (including reduction of revenues as described in Note 1) related to intangible assets was $434 million, $489 million, and $479 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively.  Estimated amortization related to intangible assets at April 2, 2010, for each of the subsequent five years, fiscal 2011 through fiscal 2015, is as follows: $383 million, $296 million, $222 million, $153 million, and $99 million, respectively.

Capitalized and purchased software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	April 2, 2010	April 3, 2009
Commercial software products	$178	$179
Internal-use software	11	19
Purchased software	322	278
Total	$511	$476

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Intangible Assets (continued)

Amortization expense related to commercial software products was $31 million, $35 million, and $44 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008.  Amortization expense related to internal-use software was $9 million, $9 million, and $8 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008.  Amortization expense related to purchased software was $117 million, $130 million, and $115 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008.

Note 8 – Income Taxes

The sources of income before income taxes from continuing operations, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008

Domestic entities	$455	$507	$584
Entities outside the United States	583	450	348
Total	$1,038	$957	$932

The income tax expense (benefit) on income from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008

Current
Federal	$97	$(391)	$339
State	(33)	(134)	33
Foreign	132	112	66
	196	(413)	438

Deferred
Federal	44	270	(86)
State	(19)	7	(18)
Foreign	(17)	(30)	39
	8	247	(65)
Total income tax expense (benefit)	$204	$(166)	$373

The current provision (benefit) for fiscal years 2010, 2009, and 2008 includes interest and penalties of $2 million, ($326 million), and $66 million, respectively, for uncertain tax positions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate are as follows:

	Twelve Months Ended
	April 2, 2010	April 3, 2009	March 28, 2008

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	1.2	1.6	0.6
Change in uncertain tax positions	(2.8)	7.6	3.4
Foreign tax rate differential	(6.6)	(2.6)	1.0
Income tax credits	(0.8)	(1.0)	(0.7)
Valuation allowance	(5.6)	0.0	0.0
Tax audit settlements	0.0	(56.6)	0.0
Other items, net	(0.7)	(1.3)	0.7
Effective tax rate	19.7%	(17.3%)	40.0%

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	April 2, 2010	April 3, 2009
Deferred tax assets (liabilities)
Employee benefits	$694	$524
Tax loss/credit carryforwards	229	263
Depreciation and amortization	(385)	(397)
Contract accounting	(379)	(366)
Investment basis differences	(132)	(91)
Accrued interest	29	20
Foreign currency	9	29
State taxes	17	24
Other assets	94	103
Other liabilities	(32)	(43)
Subtotal	144	66
Valuation allowance	(87)	(147)
Total deferred tax assets (liabilities)	$57	$(81)

Income tax related assets are included in the accompanying balance sheet as follows:  Prepaid expenses and other current assets include the current portion of deferred tax assets of $17 million and $10 million as of April 2, 2010, and April 3, 2009, respectively.  Receivables include income taxes receivable of $102 million and $8 million as of April 2, 2010, and April 3, 2009, respectively.  Other assets include non-current deferred tax assets of $363 million and $168 million as of April 2, 2010, and April 3, 2009, respectively, and non-current income taxes receivable of $9 million and $0 million as of April 2, 2010, and April 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

Income tax related liabilities are included in the accompanying balance sheet as follows.  Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $244 million and $259 million as of April 2, 2010, and April 3, 2009, respectively, the current portion of income taxes payable of $40 million and $40 million as of April 2, 2010, and April 3, 2009, respectively, and liability for uncertain tax positions of $0 million and $18 million as of April 2, 2010, and April 3, 2009, respectively.  Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current liability for uncertain tax positions of $471 million and $486 million as of April 2, 2010, and April 3, 2009, respectively, and the non-current portion of deferred tax liabilities of $79 million and $0 million as of April 2, 2010, and April 3, 2009, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly.  In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

The Company has available unused foreign net operating loss (NOL) carryforwards of $795 million and $727 million, U.S. Branch NOL carryforwards of $36 million and $164 million, and state NOL carryforwards of $610 million and $717 million as of April 2, 2010, and April 3, 2009, respectively.  In addition, the Company has state credit carryforwards of $72 million and $61 million as of April 2, 2010, and April 3, 2009, respectively.  The Company has foreign tax credit carryforwards of $0 million and $13 million as of April 2, 2010, and April 3, 2009, respectively.  The foreign NOL carryforwards as of April 2, 2010, can be carried over indefinitely, except for $219 million which expires at various dates through 2020.  The U.S. Branch NOLs as of April 2, 2010, will expire in 2029.  The state NOL and credit carryforwards as of April 2, 2010, expire at various dates through 2030.

The Company is currently the beneficiary of tax holiday incentives in India, some of which expired in fiscal year 2010 and some which will expire in fiscal year 2011.  As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $21 million, $28 million, and $16 million during fiscal years 2010, 2009, and 2008, respectively.  The per share effects were $0.14, $0.18, and $0.09, for fiscal years 2010, 2009, and 2008, respectively.

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $1,899 million as of April 2, 2010.  As the Company intends to permanently reinvest all such earnings, no provision has been made for U.S. income and foreign withholding taxes that may become payable upon the distribution of such earnings or a sale or liquidation of the subsidiary.  The determination of the additional deferred taxes that have not been provided is not practicable.

Our effective tax rate increased for fiscal year 2010 as compared to fiscal year 2009 primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal year 2009.  During the second quarter of fiscal year 2010, the Company reversed a valuation allowance of $53 million associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position of $18 million for foreign tax credits as a result of an audit settlement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

The Company accounts for income tax uncertainties in accordance with ASC 740-10, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

As of April 2, 2010, in accordance with ASC 740-10, the Company’s liability for uncertain tax positions was $471 million, including interest of $85 million, penalties of $27 million, and net of tax attributes of $83 million.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax carryforwards):

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008
Balance at Beginning of Fiscal Year	$442	$1,350	$1,294
Gross increases related to prior year tax positions	47	88	60
Gross decreases related to prior year tax positions	(29)	(797)	(229)
Gross increases related to current year tax positions	13	40	162
Settlements	(36)	(211)	(5)
Foreign exchange and others	5	(28)	68
Balance at End of Fiscal Year	$442	$442	$1,350

The Company’s liability for uncertain tax positions at April 2, 2010, April 3, 2009, and March 28, 2008, respectively, includes $272 million, $305 million, and $627 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense.  During the year ended April 2, 2010, the Company accrued an interest expense of $3 million ($3 million net of tax) and had a net release of penalties of $1 million, and as of April 2, 2010 has recognized a liability for interest of $85 million ($56 million net of tax) and penalties of $27 million.  During the year ended April 3, 2009, the Company accrued an interest benefit of $208 million ($129 million net of tax) and had a net release of penalties of $119 million, and as of April 3, 2009 recognized a liability for interest of $81 million ($52 million net of tax) and penalties of $29 million.  During the year ended March 28, 2008, the Company accrued an interest benefit of $78 million ($47 million net of tax) and had a net release of penalties of $12 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

Tax Examination Status:

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

It is reasonably possible that during the next 12 months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $44 million, excluding interest, penalties, and tax carryforwards.

Note 9—Debt

Short-term

The Company’s commercial paper program is backed by a $1.5 billion multi-year committed revolving credit facility (Credit Facility) which expires on July 12, 2012.  As of both April 2, 2010, and April 3, 2009, the Company had $0 commercial paper outstanding.

Foreign subsidiaries of the Company had $21 million and $32 million of borrowings outstanding under its uncommitted lines of credit with certain foreign banks, as of April 2, 2010, and April 3, 2009, respectively.  CSC has provided parent guarantees for up to $697 million of these short-term lines of credit which carry no commitment fees or significant covenants.  The weighted average interest rate on borrowings under these short-term lines of credit was 4.5% at April 2, 2010, and 4.1% at April 3, 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt (continued)

Long-term

The following is a summary of long-term debt:

(Amounts in millions)	As of April 2, 2010	As of April 3, 2009	Effective Rate
7.375% term notes, due June 2011		$499	7.48
5.00% term notes, due February 2013	$299	299	5.16
6.50% term notes, due April 2018	997	996	6.56
5.50% term notes, due February 2013	698	697	5.61
Credit Facility, due July 2012	1,500	1,500	0.83
Capitalized lease liabilities	214	195
Notes payable	15	17
Total long-term debt	3,723	4,203
Less current maturities	54	30
Total long-term debt less current maturities	$3,669	$4,173

Pursuant to the credit agreements, the Company is subject to premium provisions associated with optional redemptions.  In fiscal 2010, the Company paid approximately $39 million in redemption premiums associated with the repayment of the 7.375% term notes.

The Credit Facility is unsecured and bears a variable rate of interest.  The Company can elect to borrow at a prime rate, as published by the Bank of America, plus a margin or at a one, two, three, or six month LIBOR plus a margin.  The margin in turn varies with the duration of the borrowing.  On March 30, 2010, the Company redeemed $500 million principal 7.375% Senior Notes due 2011.

Capitalized lease liabilities shown above represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $400 million (2010) and $352 million (2009), less accumulated amortization of $124 million and $91 million, respectively.

Certain of the Company’s borrowing arrangements contain covenants that require the Company to maintain certain financial ratios.  The Company was in compliance with all covenants at April 2, 2010.

Expected maturities of long-term debt, including capital leases, for years subsequent to April 2, 2010, are as follows (in millions):

2011……………………………………………….	$54
2012……………………………………………….	1,539
2013…………………………………………….	1,023
2014…………………………………………….	16
2015……………………………………………….	14
Thereafter…………………………………………	1,077
Total……………………………………………..	$3,723

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefit, life insurance benefit, deferred compensation, and other plans, as described below.  All plans are accounted for using the guidance of ASC 715 “Compensation—Retirement Benefits.”

A contributory, defined benefit pension plan is generally available to U.S. employees. However, as discussed below, the largest U.S. defined benefit plan was amended on May 20, 2009, to freeze the future accrual of benefits for most participants effective July 10, 2009.  Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has two supplemental executive retirement plans (SERP), which are nonqualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992, as well as dental and prescription drug benefits for certain Canadian employees. Most employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

CSC utilizes actuarial methods required by ASC 715 to recognize the expense for pension and other postretirement benefit plans.  Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

CSC measured its pension and other postretirement benefit plans at fiscal year-end starting with fiscal 2009.  Prior to fiscal 2009, the majority of the pension and postretirement benefit plans were measured at December 31.

On May 20, 2009, the Company’s Board of Directors adopted a “freeze” amendment to the Computer Sciences Corporation Employee Pension Plan (the Plan) whereby effective July 10, 2009, the further accrual of all benefits ceased for most participants in the Plan.  As a result of this plan amendment, the Company remeasured the Plan’s pension expense for fiscal 2010 to reflect a) a new discount rate of 7.5%, b) the year-to-date increase in plan assets and c) the change in amortization basis to the expected average remaining life of plan participants. The discount rate is derived from averaging two independent third-party sources: the Aon Yield Curve and the Citigroup Above Median Pension Discount Curve.  Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s plan.  This remeasurement resulted in a $115 million reduction to the pension benefit obligation, which improved the funded status of the Plan.  Additionally, the Company recognized a benefit resulting from the reversal of a prior service credit of $13 million in the quarter ended July 3, 2009.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Reconciliation of Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,205	$2,285	$1,464	$2,177
Service cost	33	115	39	49
Interest cost	165	149	107	106
Plan participants' contributions	19	55	9	8
Amendments	2	-	12	-
Business /contract acquisitions	-	-	52	17
Settlement/curtailment	(99)	(1)	-	-
Actuarial loss (gain)	500	(351)	678	(355)
Benefits paid	(123)	(103)	(68)	(76)
Adoption of ASC 715 (SFAS No. 158) measurement date provisions	-	56	-	31
Foreign currency exchange rate changes	-	-	41	(493)
Projected benefit obligation at end of year	$2,702	$2,205	$2,334	$1,464

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$1,468	$2,083	$1,156	$1,938
Actual return on plan assets	497	(746)	424	(385)
Employer contribution	227	120	112	93
Plan participants' contributions	19	55	9	8
Benefits paid	(123)	(103)	(68)	(76)
Business/contract acquisitions	-	-	53	13
Plan settlement	-	(1)	-	-
Adoption of ASC 715 (SFAS No. 158) measurement date provisions	-	60	-	(3)
Foreign currency exchange rate changes			44	(432)
Fair value of plan assets at end of year	$2,088	$1,468	$1,730	$1,156

Funded status at end of year	$(614)	$(737)	$(604)	$(309)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Non-current assets	$-	$-	$8	$1
Current liabilities	(7)	(7)	(7)	(8)
Non-current liabilities	(607)	(730)	(606)	(302)
Accumulated other comprehensive loss	741	670	767	454
Net amount recorded	$127	$(67)	$162	$145

The accumulated benefit obligation at the end of 2010 and 2009 was $4,699 million and $3,344 million, respectively.

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of April 2, 2010, and April 3, 2009, that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Net transition obligation	$-	$-	$(6)	$(7)
Prior service credit (cost)	(12)	2	(11)	(2)
Net actuarial loss	(729)	(672)	(750)	(445)
Accumulated other comprehensive loss	$(741)	$(670)	$(767)	$(454)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

As of April 2, 2010, and April 3, 2009, the balance of unamortized benefit plan costs included in accumulated other comprehensive loss was $993 million and $729 million, respectively.  Other comprehensive loss related to unamortized pension costs for the year ended April 2, 2010, and April 3, 2009, were $264 million (net of related taxes of $130 million),  and $446 million (net of related taxes of $214 million), respectively.

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of April 2, 2010, and April 3, 2009:

	U.S. Plans		Non-U.S. Plans
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Discount rate	6.2%	7.9%	5.3%	6.7%
Rates of increase in compensation levels on active plans	4.3%	4.3%	3.6%	3.4%

The following table lists selected information for the pension plans as of April 2, 2010, and April 3, 2009:

(Amounts in millions)	U.S. Plans		Non-U.S. Plans
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Projected benefit obligation	$2,702	$2,205	$2,334	$1,464
Accumulated benefit obligation	2,671	2,084	2,028	1,260
Fair value of plan assets	2,088	1,468	1,730	1,156

	Plans with Projected		Plans with Accumulated
	Benefit Obligation in		Benefit Obligation in
(Amounts in millions)	Excess of Plan Assets		Excess of Plan Assets
	(U.S. and Non-U.S.)		(U.S. and Non-U.S.)
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Projected benefit obligation	$4,990	$3,649	$4,744	$3,497
Accumulated benefit obligation	4,653	3,329	4,458	3,216
Fair value of plan assets	3,764	2,607	3,546	2,460

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008	April 2, 2010	April 3, 2009	March 28, 2008
Service cost	$33	$115	$120	$39	$49	$58
Interest cost	165	149	130	107	106	121
Expected return on assets	(159)	(171)	(153)	(91)	(119)	(144)
Amortization of transition obligation	-	-	-	1	1	1
Amortization of prior service costs	2	1	-	1	1	1
Amortization of unrecognized net loss	6	3	15	22	12	21
Settlement/curtailment	(13)	(1)	-	-	-	3
Special termination benefits/other costs	-	-	-	-	-	6
Net periodic pension cost	$34	$96	$112	$79	$50	$67

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, $4 million and $66 million, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	April 2, 2010	April 3, 2009	March 28, 2008	April 2, 2010	April 3, 2009	March 28, 2008
Discount or settlement rates	7.9%	6.6%	6.0%	6.7%	5.5%	5.0%
Expected long-term rates of return on assets	8.5%	8.5%	8.5%	6.9%	6.8%	7.2%
Rates of increase in compensation levels	4.3%	4.3%	4.2%	3.4%	3.4%	3.6%

U.S. pension assets are held in a trust that includes both separate accounts and commingled funds.  Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds.  The U.S. pension trust and the U.K. pension plans account for 90% of the total pension plan assets.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

Information about the expected cash flows for pension plans as of April 2, 2010, is as follows:

	Pension Plans
(Amounts in millions)	U.S.	Non-U.S.
	Plans	Plans
Employer contributions
2011 (expected)	$15	$165
Expected Benefit Payments
2011	$120	$75
2012	125	75
2013	135	85
2014	140	95
2015	150	95
2016-2020	910	600

No plan assets are expected to be returned to the Company in the next fiscal year.

On April 7, 2010, the Company announced an action to discontinue the accrual of future benefits for two U.K. plans, the CSC Computer Sciences Ltd Pension Scheme and Sections A and C of the CSC Computer Sciences Ltd 2005 Pension Scheme, effective July 1, 2010.  The estimated effect of this action is reflected in the expected employer contributions for fiscal year 2011.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Reconciliation of Accumulated Benefit Obligation
Accumulated benefit obligation at beginning of year	$182	$166	$5	$12
Service cost	2	2	-	-
Interest cost	12	10	1	1
Plan participants' contributions	1	2	-	-
Amendments	2	-	-	-
Actuarial loss (gain)	58	13	3	(5)
Benefits paid	(11)	(14)	-	-
Other adjustments	-	3	-	-
Foreign currency exchange rate changes	-	-	1	(3)
Accumulated benefit obligation at end of year	$246	$182	$10	$5

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$56	$85	$-	$-
Actual return on plan assets	17	(26)	-	-
Employer contribution	6	8	-	-
Plan participants' contributions	1	1	-	-
Benefits paid	(11)	(14)	-	-
Other adjustments	-	2	-	-
Fair value of plan assets at end of year	$69	$56	$-	$-

	U.S. Plans		Non-U.S. Plans
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Funded status at end of year	$(177)	$(126)	$(10)	$(5)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Current liabilities	$(5)	$(5)	$-	$-
Non-current liabilities	(172)	(120)	(10)	(5)
Accumulated other comprehensive loss	134	93	-	(3)
Net amount recorded	$(43)	$(32)	$(10)	$(8)

The following is a summary of amounts in accumulated other comprehensive loss as of April 2, 2010, and April 3, 2009, that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Net transition obligation	$(4)	$(5)	$-	$-
Prior service cost	(3)	(1)	-	-
Net actuarial (loss ) gain	(127)	(87)	-	3
Accumulated other comprehensive (loss) gain	$(134)	$(93)	$-	$3

As of April 2, 2010, and April 3, 2009, the balance of unamortized other postretirement benefit plan costs included in accumulated other comprehensive loss were $82 million and $56 million, respectively.  The amounts in other comprehensive loss related to the unamortized other postretirement benefit costs for the years ended April 2, 2010, and April 3, 2009, were $27 million (net of related taxes of $14 million) and $21 million (net of related taxes of $14 million), respectively.

The following table lists selected information for other postretirement benefit plans as of April 2, 2010, and April 3, 2009:

					Plans with Accumulated
					Postretirement Benefit
					Obligation in Excess
					of the Fair Value of
					Plan Assets
(Amounts in millions)	U.S. Plans		Non-U.S. Plans		(U.S. and Non-U.S.)
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Accumulated postretirement benefit obligation	$246	$182	$10	$5	$256	$187
Fair value of plan assets	69	56	-	-	69	56

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

As of April 2, 2010, and April 3, 2009, the Company had no postretirement healthcare plan assets outside the U.S.  Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of April 2, 2010, and April 3, 2009:

	U.S. Plans		Non-U.S. Plans
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Discount rate	6.1%	7.7%	6.6%	9.0%

The assumed healthcare cost trend rate used in measuring the expected benefit obligation for U.S. postretirement benefit plans was 9.0% for fiscal 2010, declining to 5.0% for 2017 and subsequent years.  For the non-U.S. postretirement benefit plans, it was 7.8% for fiscal 2010, declining to 4.6% for 2029 and subsequent years.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 2, 2010	$33		$(28)
Effect on net periodic postretirement benefit cost for fiscal 2010	$2	$	(2)

The net periodic benefit cost for U.S. and non-U.S. other postretirement benefit plans included the following components:

(Amounts in millions)	U.S. Plans			Non-U.S. Plans
	April 2, 2010	April 3, 2009	March 28, 2008	April 2, 2010	April 3, 2009	March 28, 2008
Service cost	$2	$2	$2	$-	$-	$-
Interest cost	12	10	10	-	1	1
Expected return on assets	(5)	(7)	(7)	-	-	-
Amortization of transition obligation	2	2	2	-	-	-
Amortization of prior service costs	-	1	1	-	-	-
Recognized actuarial loss	6	3	4	-	-	-
Net provision for postretirement benefits	$17	$11	$12	$-	$1	$1

The estimated net transitional obligation, prior service cost and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2 million, $0 million and $11 million, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.  See the above discussion of Pension Plans for how the assumptions are developed.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

	U.S. Plans			<.td>	Non-U.S. Plans			Non-U.S. Plans
Fiscal Year End	2010	2009	2008		2010	2009	2008
Discount or settlement rates	7.7%	6.5%	5.9%		9.0%	5.7%	5.5%
Expected long-term rates of return on assets (1)	8.5%	8.5%	8.5%

 (1) The Company had no other postretirement benefit plan assets outside the U.S.

Information about the expected cash flows for other postretirement benefit plans follows.  No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Employer contributions
2011 (expected)	$22
Expected Benefit Payments
2011	15
2012	15
2013	15
2014	15
2015	15
2016-2020	90

No plan assets are expected to be returned to the Company in the next fiscal year.

Retirement Plan Asset Strategy

The Company’s investment goals and risk management strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term.  Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in U.S. and non-U.S. companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in corporate credit, U.S. Agency mortgages and U.S. Treasuries.

Risks include, but are not limited to, decreases in public equity prices, decreases in yields on high quality corporate bonds that form the basis of our discount rates, longevity risks and inflation risks – primarily in the U.K.  These risks, among others, could cause the plans funded status to deteriorate, increasing reliance on company contributions.  Derivatives are permitted although their use is limited.  They are primarily used in the U.S. pension trust fixed income portfolios for duration and interest rate risk management and equity portfolios to gain market exposure.  The Company also has investments in insurance contracts to pay plan benefits in certain countries.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

For the U.S. pension trust, an allocation range by asset class is developed. The allocation had a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations.  Asset allocations are monitored closely and investment reviews are conducted regularly.  Since the Company’s largest pension plan was frozen during the year, the equity allocation was gradually decreased to approximately 60%. The Company’s allocation range for its U.S. pension trust was 49 - 69% equities, 34 – 44% debt securities and 0 – 10% cash and other investments.

Retirement Plan Asset Valuation Techniques

Cash equivalents are primarily short term money market commingled funds that are categorized as Level 2.  They are valued at cost plus accrued interest which approximates fair value.

Fixed income separate accounts are categorized as Level 2.  They are valued by an independent trustee that uses third party pricing services.  These services use for example, model-based pricing methods that use observable market data as inputs.  Broker dealer bids or quotes of securities with similar characteristics may also be used.

U.S. and global equity separate accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price.

Fixed income separate accounts are categorized as Level 2.  They are valued by an independent trustee using model-based pricing services that use observable market data.  Broker dealer bids or quotes of securities with similar characteristics may also be used.

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of April 2, 2010, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,088	$1,730
Fair value of other postretirement benefit plan assets	69	-
Total fair value of retirement plan assets as of April 2, 2010	$2,157	$1,730

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

(Amounts in millions) U.S. PENSION AND OTHER	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs(a)	Significant Unobservable Inputs
POSTRETIREMENT BENEFIT PLANS	(Level 1)	(Level 2)	(Level 3)	Total

Equity:
Global/International	$73	$1	$-	$74
Domestic Equity commingled funds	5	802	-	807
Global Equity commingled funds	-	230	-	230
Global Equity mutual funds	82	-	-	82
Fixed Income:
U.S. Treasuries	-	34	-	34
U.S. Government Agencies	-	7	-	7
Non U.S. Government	-	6	-	6
Mortgage and asset backed securities	-	99	-	99
Corporate(b)	-	84	-	84
Fixed income commingled funds	3	520	-	523
Other fixed income securities	-	3	-	3
Cash equivalents	-	196	-	196
Total	$163	$1,982	$-	$2,145
Third-Party Transfer and Other Receivables				14
Accrued Expenses				(2)
Fair value of assets for U.S. pension and postretirement medical plans as of April 2, 2010				$2,157

(Amounts in millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs(a)	Significant Unobservable Inputs
NON-U.S. PENSION PLAN ASSETS	(Level 1)	(Level 2)	(Level 3)	Total

Equity:
U.S./North American Equity commingled funds	$-	$33	-	$33
Global/International Equity commingled funds	-	880	-	880
Fixed Income:
Fixed income commingled funds	-	581	-	581
Insurance contracts	-	117	-	117
Cash equivalents	-	97	-	97
Other	-	21	-	21
Total	$-	$1,729	$-	$1,729
Unsettled Trades				1
Fair value of non-U.S. pension assets as of April 2, 2010				$1,730
(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.
(b)	Primarily investment grade.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

The asset allocation of pension plans at April 2, 2010, and April 3, 2009, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Equity securities	56%	74%	53%	59%
Debt securities	35%	26%	34%	31%
Other	9%	-	13%	10%
Total	100%	100%	100%	100%

The asset allocation for U.S. other postretirement benefit plans at April 2, 2010, and April 3, 2009, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	April 2, 2010	April 3, 2009
Equity securities	56%	65%
Debt securities	36%	26%
Cash	8%	9%
Total	100%	100%

Return on Assets

In the U.S., the company uses a "building block" approach to compute the expected long-term rate of return using major asset classes such as equities and bonds.  Starting with long run projected bond yields, an equity risk premium is added to estimate the equity long-term rate of return.  Consideration is also given to the extent active management is employed in each asset class.  A single expected long-term rate of return on plan assets is then calculated by weighting each asset class.  Historical returns and peer data were also reviewed for reasonableness.

The U.K. expected long-term rate of return is computed in a similar fashion using a forward looking equity risk premium taking into account the global nature of the equity portfolio. It is blended on a weighted average basis with an appropriate return for the allocation to bond investments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Pension and Other Benefit Plans (continued)

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two step process; the first step discounts the stream of expected annual benefit payments using high-quality corporate bond yields. In step two, the sum of each year’s
discounted benefit payments are used to determine a single equivalent discount rate.   More specifically, the discount rate was determined by discounting each future year’s expected benefit payments (excluding future service) by a corresponding rate in two nationally recognized independent third party yield curves, going out 75 years into the future (after year 30, future discount rates were derived using the year 30 rates).  The discounting of future benefit payments resulted in an equivalent present value as if all future benefits were discounted at the single rate (average of two).

The U.K. discount rate assumption is set by reference to the yield on the iBoxx GBP AA rated +15 years corporate bond index with an appropriate adjustment for duration if necessary after considering yield curve models and conditions in credit markets. There is no adjustment this year.

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 2, 2010, plan assets included 8,821,099 shares of the Company’s common stock.  During fiscal 2010, fiscal 2009 and fiscal 2008, the Company contributed $203 million, $165 million, and $157 million, respectively.  On July 31, 2009, the Company increased the employer contribution from 50% of the first 3% of pay to 50% of the first 6% of pay.  In addition, the Company made a discretionary contribution totaling $25 million into the accounts of eligible employees on April 1, 2010.  The discretionary contribution was 3% of eligible base pay for pay dated April 10, 2009, through March 26, 2010 for employees who were enrolled in the Computer Sciences Corporation Employee Pension Plan as of April 3, 2009, and who were also age 50 or older on that date.

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

The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $114 million as of April 2, 2010, and $104 million as of April 3, 2009. The Company’s expense under the Plan totaled $7 million, $7 million, and $6 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Agreement with Equifax

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

Note 12—Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  As of April 2, 2010, 9,231,004 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.  See Stock-Based Compensation section of Note 1—Summary of Significant Accounting Policies for further details.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Stock Incentive Plans (continued)

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans during fiscal 2010, fiscal 2009, and fiscal 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	(millions) Aggregate Intrinsic Value
Outstanding as of March 30, 2007	17,060,082	$45.23	5.86	$140
Granted	3,553,466	54.68
Exercised	(2,141,400)	40.18
Canceled/Forfeited	(465,562)	52.53
Expired	(251,572)	54.03
Outstanding as of March 28, 2008	17,755,014	47.38	5.79	28
Granted	2,596,730	47.71
Exercised	(368,170)	34.52
Canceled/Forfeited	(466,357)	53.23
Expired	(1,222,655)	53.11
Outstanding as of April 3, 2009	18,294,562	47.15	5.53	23
Granted	2,891,730	42.65
Exercised	(2,448,783)	41.45
Canceled/Forfeited	(349,836)	49.11
Expired	(1,379,276)	57.04
Outstanding as of April 2, 2010	17,008,397	46.36	5.58	141
Vested and expected to vest in the future as of April 2, 2010	16,772,533	46.40	5.54	138
Exercisable as of April 2, 2010	11,719,717	46.40	4.25	98

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Stock Incentive Plans (continued)

	April 2, 2010
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.29 - $42.12	6,001,831	$38.27	5.48	3,371,171	$35.56
$42.21 - $48.61	5,585,191	46.37	5.20	3,972,071	45.68
$48.69 - $55.35	5,044,335	54.98	6.27	4,044,967	55.03
$56.06 - $78.94	377,040	59.80	3.74	331,508	59.96
	17,008,397			11,719,717

The total intrinsic value of options exercised during fiscal 2010, fiscal 2009, and fiscal 2008 was $30 million, $4 million, and $35 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The total grant date fair value of stock options vested during fiscal 2010, fiscal 2009, and fiscal 2008 was $31 million, $12 million, and $23 million, respectively.  The cash received from stock options exercised during fiscal 2010, fiscal 2009, and fiscal 2008 was $100 million, $13 million, and $86 million, respectively.

As of April 2, 2010, there was $47 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.75 years.

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years. Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.  If, prior to the redemption in full of the RSU, the employee’s status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during fiscal 2010 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Stock Incentive Plans (continued)

During fiscal 2010, nine senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans during fiscal 2010, fiscal 2009, and fiscal 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 30, 2007	1,143,017	$48.30
Granted	234,462	52.51
Released/Redeemed	(594,025)	47.69
Forfeited/Canceled	(44,206)	49.95
Outstanding as of March 28, 2008	739,248	50.03
Granted	426,780	47.55
Released/Redeemed	(258,738)	47.50
Forfeited/Canceled	(25,786)	55.29
Outstanding as of April 3, 2009	881,504	49.41
Granted	627,542	42.31
Released/Redeemed	(164,553)	49.52
Forfeited/Canceled	(189,825)	47.34
Outstanding as of April 2, 2010	1,154,668	45.88

As of April 2, 2010, there was $27 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.02 years.

Nonemployee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of April 2, 2010, 28,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Stock Incentive Plans (continued)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2010, fiscal 2009, and fiscal 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 30, 2007	73,321	$44.44
Granted	19,300	50.61
Released/Redeemed	(600)	37.81
Forfeited/Canceled	-	-
Outstanding as of March 28, 2008	92,021	45.78
Granted	21,600	46.52
Released/Redeemed	(600)	37.81
Forfeited/Canceled	-	-
Outstanding as of April 3, 2009	113,021	45.96
Granted	20,800	48.97
Released/Redeemed	(600)	37.81
Forfeited/Canceled	-	-
Outstanding as of April 2, 2010	133,221	46.47

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

Note 13 – Other (Income)/Expense

For fiscal years 2010, 2009, and 2008, the components of Other (income)/expense were as follows:

(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008
Foreign currency losses/(gains)	$4	$25	$(31)
Equity in earnings of unconsolidated affiliates	(14)	(15)	(12)
Other (gains)/losses	(10)	(2)	(17)
Total Other (Income)/Expense	$(20)	$8	$(60)

Foreign currency losses/(gains) are due to the impact of movement in foreign currency exchange rates on certain of the Company’s foreign currency denominated assets and liabilities, the related hedges, and the cost of the Company’s hedging program.  The costs of the Company’s hedging program for fiscal years 2010, 2009 and 2008 were $8 million, $15 million and $6 million, respectively.  In addition, the Company realized gains of $10 million in fiscal 2010 from settled option contracts.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Other (Income)/Expense (continued)

Other (gains)/losses for fiscal 2010 primarily include a gain of $6 million related to the sale of the former corporate headquarters in El Segundo, California and a gain of $6 million associated with a previously sold business.  For fiscal 2008, the gains were comprised primarily from the sale of a building in Austin, Texas of $11 million and from the sale of available-for-sale securities of $4 million.

Equity in earnings of unconsolidated affiliates is primarily within the Company’s NPS segment.

Note 14—Segment and Geographic Information

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
  The MSS segment provides large-scale outsourcing solutions offerings as well as midsize services delivery to customers globally.  In fiscal 2009, Global Outsourcing Services (GOS) was considered a separate operating and reportable segment.  In fiscal 2010, the name of the segment was changed to Managed Services Sector; and the Applications and Technology Services (ATS) unit was moved from the Business Solutions & Services – Other (BSS - Other) segment to MSS due to the fact that its services, particularly its applications management, are more aligned with the Company’s outsourcing services rather than consulting services. ATS results are no longer reported separately to the Chief Operating Decision Maker (CODM) but are included with the MSS segment.
  The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.  In fiscal 2009, there were three reportable segments: BSS - Consulting, BSS - Financial Services and BSS - Other.   As a result of the reorganization in fiscal 2010, the BSS line of service is now a single operating segment with one sector president reporting to the CODM, and financial information is provided on a sector level only.  Based on this change, BSS is considered a reportable segment in fiscal 2010. Furthermore, most of the India operating segment, which was part of the BSS – Other segment in fiscal 2009, has been moved to the MSS operating segment and renamed ATS as discussed above.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment and Geographic Information (continued)

Based on the above changes, the Company has recast prior periods’ reportable segments to be comparable with fiscal 2010.  The following tables summarize operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)
Twelve Months Ended
April 2, 2010
Revenues	$6,225	$6,451	$3,560	$17	$(125)	$16,128
Operating income (loss)	538	633	318	(77)	(1)	1,411
Depreciation and amortization	132	809	145	11	-	1,097

April 3, 2009
Revenues	5,978	6,922	3,946	17	(123)	16,740
Operating income (loss)	482	601	365	(66)	-	1,382
Depreciation and amortization	139	873	161	13	-	1,186

March 28, 2008
Revenues	5,781	7,059	3,771	17	(128)	16,500
Operating income (loss)	409	604	359	(56)	-	1,316
Depreciation and amortization	152	872	161	14	-	1,199

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating income to income before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 2, 2010	April 3, 2009	March 28, 2008

Operating income	$1,411	$1,382	$1,316
Corporate G&A	(168)	(179)	(140)
Interest expense	(252)	(260)	(185)
Interest income	27	41	37
Special Items	-	-	(156)
Goodwill Impairment	-	(19)	-
Other income/(expense)	20	(8)	60
Income before taxes	$1,038	$957	$932

Revenue by country is based on the location of the selling business unit.  Property and equipment information is based on the physical location of the asset.  Geographic revenue and property and equipment, net for the three years ended April 2, 2010, is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment and Geographic Information (continued)

	Twelve Months Ended
	April 2, 2010		April 3, 2009		March 28, 2008
	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net	Revenues	Property and Equipment, Net
United States	$10,192	$1,274	$10,334	$1,350	$9,910	$1,371
Europe:
United Kingdom	1,923	372	1,891	372	2,190	572
Other Europe	2,478	264	2,775	301	2,635	356
Other International	1,535	331	1,740	330	1,765	466
Total	$16,128	$2,241	$16,740	$2,353	$16,500	$2,765

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government which accounted for 37%, 36% and 35% of the Company’s revenues for fiscal 2010, 2009, and 2008, respectively.  At April 2, 2010 and April 3, 2009, approximately 43% and 44% of the Company’s accounts receivable was due from the U.S. federal government.  No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2010, fiscal 2009, or fiscal 2008.

Note 15—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $296 million, $313 million, and $321 million for the years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively. In addition, the Company also has $22 million of sublease income to be received through 2017.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 2, 2010, are as follows:

Fiscal Year (Amounts in millions)	Real Estate	Equipment
2011	$237	$54
2012	191	34
2013	158	15
2014	122	5
2015	72	1
Thereafter	94	-
	$874	$109

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies (continued)

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $252 million in fiscal 2011, $133 million in fiscal 2012, and $3 million in fiscal 2013, with none thereafter.

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of April 2, 2010, the Company had $12 million of accounts receivable, $7 million of allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds (see Note 9).  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of April 2, 2010, the Company had $706 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.  The Company institutes the use of standby letters of credit in lieu of cash to support various risk management insurance policies.  These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies.  As of April 2, 2010, the Company had $59 million of outstanding standby letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 2, 2010.

(Amounts in millions)	Fiscal 2011	Fiscal 2012	Fiscal 2013 and thereafter	Total
Performance guarantees:
Surety bonds	$28	$-	$-	$28
Letters of credit	674	3	1	678
Standby letters of credit	48	10	1	59
Foreign subsidiary debt guarantees	607	90	-	697
Total	$1,357	$103	$2	$1,462

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies (continued)

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

As of fiscal 2010 year end, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals.  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

During the second quarter of fiscal 2007, the Company filed its 14 interest bearing claims (collectively the “CDA Claims”), then totaling approximately $858 million, with the government.  During the first quarter of fiscal 2008, the government denied the Company’s 14 CDA Claims and issued a $42 million counterclaim. The Company disagrees with the government’s denials both factually and contractually.  In contrast to the Company’s CDA Claims, all of which were properly certified under the CDA, the government’s counter-claim was submitted with no verifiable evidence, no citation to any supporting evidence and no explanation of its method for calculating value.  Because of these disputes, on September 11, 2007, the Company initiated litigation at the Armed Services Board of Contract Appeals (“ASBCA”), one of the two forums available for litigation of CDA claims.  Decisions of the ASBCA may be appealed to the Court of Appeals for the Federal Circuit and that court’s ruling may be appealed to the U.S. Supreme Court.

In accordance with accepted practice, the Company amended its CDA Claims twice to reflect adjustments to the total value of the CDA Claims.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the CDA Claims.  On December 21, 2007, as a result of that review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward.  Most recently, on December 24, 2009, the Government made a partial payment of $35 million on one of the CDA Claims.  Thereafter, CSC filed a second amended complaint with the ASBCA reducing the value of its CDA Claims by $35 million for a total value of all CDA Claims now totaling approximately $678 million.

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company does not record any profit element when it defers costs associated with REAs and CDA claims.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies (continued)

The Company believes it has valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 (previously referred to as Paragraph 65 of Statement of Position 81-1) were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The firm issued its opinion that the Company’s position met the criteria on April 22, 2005, and has reiterated that opinion as recently as May 18, 2010.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation, which is expected to continue into the third quarter of fiscal 2011.  Trial is tentatively scheduled to begin in the fourth quarter of fiscal 2011.

Two additional claims that had been pending before the ASBCA under a separate contract were settled in the second quarter of fiscal 2010.  As a result of that settlement and other contractual arrangements, the Company expects the deferred costs related to those claims will be fully recovered.

Several shareholders of the Company have made demands on the Board of Directors of the Company or filed purported class or derivative actions against both the Company, as nominal defendant, as well as certain of CSC's executive officers and directors.  These actions, which are described below, generally allege that certain of the individual defendants breached their fiduciary duty to the Company by purportedly “backdating” stock options granted to CSC executives, improperly recording and accounting for allegedly backdated stock options, producing and disseminating disclosures that improperly recorded and accounted for the allegedly backdated options, engaging in acts of corporate waste, and committing violations of insider trading laws. They alleged that certain of the individual defendants were unjustly enriched and seek to require them to disgorge their profits.  These actions have been filed in federal and state courts as follows.

A state law claim, Allbright v. Bailey et al., Case No. BC353316, was filed on June 1, 2006 and was consolidated with a subsequently filed case, Jones v. Bailey et al., Case No. BC354686.  In July 2008, the Superior Court judge dismissed the consolidated case with prejudice. The statutory time for filing a notice of appeal has passed.

On August 23, 2006, Laborers' International Union v. Bailey, et al., CV 06-5288, a shareholder derivative action, was filed in U.S. District Court in Los Angeles. Thereafter, two additional nearly identical derivative suits were filed in the same court.  All three federal derivative actions were ultimately consolidated into one action entitled  In re CSC Shareholder Derivative Litigation, CV 06-5288.  On August 9, 2007, the District Court judge granted a motion to dismiss based on demand futility and dismissed an amended complaint with prejudice.  On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the judgment of dismissal, which judgment is final.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Commitments and Contingencies (continued)

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was delayed until the decision of the Ninth Circuit in the foregoing federal derivative case became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.   On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the special committee recommended that the Board refuse to pursue the claims asserted in the stockholder demand, and the Board adopted that recommendation. The stockholder has been notified of the Board’s decision.

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The two ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where  the two cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.   Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  Briefing on plaintiffs’ appeal was completed on January 11, 2010.  Oral argument is scheduled for June 10, 2010.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in the prior derivative actions discussed above. The defendants deny the allegations in the Complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Special Items

There are no special items for fiscal years 2010 or 2009. Special items totaling $156 million were recorded during fiscal year 2008, and consisted of: (1) a $134 million restructuring charge (see discussion below), and (2) a $22 million charge related to the retirement of the Company’s chairman and chief executive officer recorded during the first quarter of fiscal 2008.

Restructuring

In April 2006, the Company announced a restructuring plan to be carried out during fiscal 2007 and 2008.  The objectives of the plan were to (1) streamline CSC’s worldwide operations, and (2) leverage the increased use of lower cost global resources.  Restructuring charges consist predominantly of severance and related employee payments resulting from terminations.

During fiscal 2008, workforce reductions, including some voluntary terminations,   were approximately 1,400 and termination-related charges were $111 million.  Other costs, which were primarily related to vacant space, of $23 million were also recorded during fiscal 2008.   The restructuring charge in fiscal 2008 was incurred in the Managed Services Sector and Business Solutions and Services.

A majority of the planned headcount reductions took place in Europe.  For fiscal 2008, European headcount decreased by approximately 900 and approximately 300 reductions were made in North America. The balance of the reductions occurred in Australia and Asia.

Restructuring-related pre-tax cash payments of approximately $68 million were made in fiscal 2009, compared to restructuring-related pre-tax cash payments of approximately $180 million in fiscal 2008.  Included in the restructuring charges are pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Such liabilities are included in the consolidated pension liability account.

See the following table for a summary of fiscal 2010 and 2009 activity:

	Liability as of April 3, 2009	Less Payments	Other(1)	Liability as of April 2, 2010
Workforce reductions	$2	$(4)	$2	$-
Other, principally leases	18	(4)	-	14
Total	$20	$(8)	$2	$14

	Liability as of March 28, 2008	Less Payments	Other(1)	Liability as of April 3, 2009
Workforce reductions	$61	$(57)	$(2)	$2
Other, principally leases	33	(11)	(4)	18
Total	$94	$(68)	$(6)	$20
(1)	Primarily consist of foreign currency translation adjustments.

Quarterly Financial Information (Unaudited)
	Fiscal 2010(3)
(Amounts in millions, except per-share amount)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,898	$4,041	$3,953	$4,236
Cost of services (excluding depreciation and amortization)	3,156	3,215	3,105	3,321
Income before taxes	185	260	291	302
Net Income	131	216	211	259

Earnings per common share(3)
Basic	$0.86	$1.42	$1.38	$1.69
Diluted	$0.85	$1.40	$1.36	$1.66

	Fiscal 2009(3)
	1st Quarter	2nd Quarter(2)	3rd Quarter	4th Quarter(1)(2)
Revenues	$4,437	$4,239	$3,952	$4,112
Cost of services (excluding depreciation and amortization)	3,601	3,407	3,083	3,169
Income before taxes	173	185	260	331
Net Income	121	452	161	382

Earnings per common share(3)
Basic	$0.80	$2.98	$1.06	$2.52
Diluted	$0.79	$2.95	$1.06	$2.51

  Includes goodwill impairment of $19 million as discussed in Note 6.
  Includes tax benefits of $371 million in the 2nd quarter of fiscal 2009 associated with the IRS settlement and $169 million in the 4th quarter of fiscal 2009 primarily associated with state and foreign audit.  Also included in the 4th quarter is a charge of $18 million for prior year's income tax-related amounts.
  Quarterly earnings per share (EPS) amounts may not total to the full year EPS.  EPS is calculated based on weighted average shares outstanding for the period.  Quarterly weighted average shares may not be equal for the fiscal year.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

Twelve Months Ended April 2, 2010, April 3, 2009, and March 28, 2008

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
Twelve months ended April 2, 2010	$55	$23	$1	$(32)	$47
Allowance for doubtful receivables
Twelve months ended April 3, 2009	43	33	(8)	(13)	55
Allowance for doubtful receivables
Twelve months ended March 28, 2008	58	3	2	(20)	43
Allowance for doubtful receivables

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
PART II (continued)

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures: Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is processed, recorded, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of April 2, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2010. See “Management Report on Internal Control over Financial Reporting” (on page 112) and “Report of Independent Registered Public Accounting Firm” on page 113 of this Annual Report on Form 10-K.

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

There were no changes in the internal controls over financial reporting, which materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Computer Sciences Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorization of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of April 2, 2010, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2010, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 113.

Date: May 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 2, 2010, of the Company and our report dated May 21, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
McLean, Virginia
May 21, 2010

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

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.”  Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1—Election of Directors”; Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance; “Corporate Governance”; and “Additional Information—Business for 2010 Annual Meeting,” which sections are incorporated herein by reference.

Item 11. Executive Compensation and Security Ownership

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation” and “Corporate Governance,” which sections are incorporated herein by reference.

Item 12. Stockholder Matters

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of April 2, 2010.  See Note 12, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,267,840	$43.16	9,259,7041
Equity compensation plans not approved by security holders	-	-	-
Total	18,267,840		9,259,704
____________________________
1Includes shares issuable under the 2001 Stock Incentive Plan.  This Plan permits shares to be issued pursuant to any type of arrangement that by its terms involves or might involve the issuance of Common Stock or derivative securities with an exercise or conversion privilege at a price related to the Common Stock or with a value derived from the value of the Common Stock, including, without limitation, sales, bonuses and other transfers of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, RSUs, other securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units and performance shares, and any two or more of the foregoing in tandem or in the alternative.

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

These documents are included in the response to Item 8 of this report.  See the index on page 50.

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

Exhibit Number	Description of Exhibit

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

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

Exhibit Number	Description of Exhibit

10.20	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010).

10.21	Intentionally omitted

10.22	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.23	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.24	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.25	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.26	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.27	Intentionally omitted

10.28	Intentionally omitted

10.29	Intentionally omitted

10.30	Intentionally omitted

10.31
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

21	Significant Active Subsidiaries and Affiliates of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

Exhibit Number	Description of Exhibit

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008.)

101.INS	XBRL Instance(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation(3)

101.LAB	XBRL Taxonomy Extension Labels(3)

101.PRE	XBRL Taxonomy Extension Presentation(3)

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
Dated: May 21, 2010
/s/ Michael W. Laphen
Michael W. Laphen, Chairman, President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Laphen
Michael W. Laphen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 21, 2010

/s/ Michael J. Mancuso
Michael J. Mancuso	Vice President and Chief Financial Officer (Principal Financial Officer)	May 21, 2010

/s/ Donald G. DeBuck
Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	May 21, 2010

/s/ Irving W. Bailey, II
Irving W. Bailey, II	Director	May 21, 2010

/s/ David J. Barram
David J. Barram	Director	May 21, 2010

/s/ Stephen L. Baum
Stephen L. Baum	Director	May 21, 2010

/s/ Rodney F. Chase
Rodney F. Chase	Director	May 21, 2010

/s/ Judith R. Haberkorn
Judith R. Haberkorn	Director	May 21, 2010

/s/ F. Warren McFarlan
F. Warren McFarlan	Director	May 21, 2010

/s/ Chong Sup Park
Chong Sup Park	Director	May 21, 2010

/s/ Thomas H. Patrick
Thomas H. Patrick	Director	May 21, 2010