Form 10-Q
period 2010-07-02
COMPUTER SCIENCES CORP
filed 2010-08-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 2, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒      Accelerated filer ☐       Non-accelerated filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). ☐ Yes ☒ No

154,384,792 shares of Common Stock, $1.00 par value, were outstanding on July 30, 2010.

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended
(Amounts in millions except per-share amounts)	July 2, 2010	July 3, 2009

Revenues	$3,942	$3,898

Costs of services (excludes depreciation and amortization)	3,197	3,156
Selling, general and administrative	244	247
Depreciation and amortization	256	270
Interest expense	41	55
Interest income	(8)	(7)
Other (income) expense	(3)	(8)
Total costs and expenses	3,727	3,713

Income before taxes	215	185
Taxes on income	67	52
Net income	148	133

Less: Net income attributable to noncontrolling interest, net of tax	5	2
Net income attributable to CSC common shareholders	$143	$131

Earnings per share:
Basic	$0.93	$0.86
Diluted	$0.91	$0.85

Cash dividend per common share	$0.15	$-

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Amounts in millions)	July 2, 2010	April 2, 2010
ASSETS
Cash and cash equivalents	$2,435	$2,784
Receivables, net of allowance for doubtful accounts of $48 (2011) and $47 (2010)	3,831	3,849
Prepaid expenses and other current assets	1,883	1,789
Total current assets	8,149	8,422

Property and equipment, net of accumulated depreciation of $3,713 (2011) and $3,731 (2010)	2,243	2,241
Outsourcing contract costs, net	620	642
Software, net	500	511
Goodwill	3,784	3,866
Other assets	751	773
Total assets	$16,047	$16,455

LIABILITIES
Short-term debt and current maturities of long-term debt	$79	$75
Accounts payable	410	409
Accrued payroll and related costs	764	821
Other accrued expenses	1,153	1,344
Deferred revenue	1,099	1,189
Income taxes payable and deferred income taxes	266	284
Total current liabilities	3,771	4,122

Long-term debt, net of current maturities	3,735	3,669
Income tax liabilities and deferred income taxes	545	550
Other long-term liabilities	1,444	1,606

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 162,724,605 (2011) and 162,234,314 (2010)	163	162
Additional paid-in capital	2,037	2,006
Retained earnings	5,829	5,709
Accumulated other comprehensive loss	(1,152)	(1,052)

Less common stock in treasury, at cost, 8,354,404 shares (2011) and 8,284,771 shares (2010)	(383)	(379)
Total CSC stockholders’ equity	6,494	6,446
Noncontrolling interest in subsidiaries	58	62
Total stockholders’ equity	6,552	6,508
Total liabilities and stockholders’ equity	$16,047	$16,455

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009

Cash flows from operating activities:
Net income	$148	$133

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization and other non-cash charges	277	283
Stock based compensation	14	18
Provision for losses on accounts receivable	4	4
Unrealized foreign currency exchange gain	(10)	(78)
Gain on dispositions	(4)	-
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(203)	(186)
Decrease in liabilities	(286)	(471)

Net cash used in operating activities	(60)	(297)

Cash flows from investing activities:
Purchases of property and equipment	(177)	(100)
Outsourcing contracts	(28)	(33)
Acquisitions, net of cash acquired	(4)	-
Software purchased and developed	(44)	(40)
Other investing activities, net	-	15

Net cash used in investing activities	(253)	(158)

Cash flows from financing activities:
Borrowings under lines of credit	4	8
Repayment of borrowings under lines of credit	(2)	(13)
Principal payments on long-term debt	(11)	(9)
Proceeds from stock options	16	1
Repurchase of common stock and acquisition of treasury stock	-	(2)
Excess tax benefit from stock based compensation	1	-
Other financing activities	(6)	1

Net cash provided by (used in) financing activities	2	(14)

Effect of exchange rate changes on cash and cash equivalents	(38)	92

Net decrease in cash and cash equivalents	(349)	(377)
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at end of period	$2,435	$1,920

See accompanying notes.

COMPUTER SCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Total
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

Comprehensive income:
Net income				143			143	5	148
Currency translation adjustment					(179)		(179)		(179)
Unfunded pension obligation					79		79		79
Comprehensive income							43	5	48
Cash dividends declared				(23)			(23)		(23)
Acquisition of treasury stock						(4)	(4)		(4)
Stock based compensation expense and option exercises	491	1	31				32		32
Distributions and other								(9)	(9)
Balance at July 2, 2010	162,725	163	2,037	5,829	(1,152)	(383)	6,494	58	6,552

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Total
Balance at April 3, 2009	159,689	$160	$1,836	$4,893	$(1,004)	$(375)	$5,510	$108	$5,618

Comprehensive income:
Net income				131			131	2	133
Currency translation adjustment					284		284		284
Unfunded pension obligation					47		47		47
Comprehensive income							462	2	464
Acquisition of treasury stock						(2)	(2)		(2)
Stock based compensation expense and option exercises	141		20				20		20
Distributions and other				(1)			(1)	(16)	(17)
Balance at July 3, 2009	159,830	160	1,856	5,023	(673)	(377)	5,989	94	6,083

See accompanying notes.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and fnotnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2010.  In the opinion of management, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain columns and rows within the financial tables in this Form 10-Q include rounded numbers for disclosure purposes. Certain percentages and ratios are calculated from whole-dollar amounts.

Contractual work in process balances at July 2, 2010, and April 2, 2010, of $1,009 million and $932 million, respectively, are included in prepaid expenses and other current assets.

Depreciation expense was $167 million and $181 million for the quarters ended July 2, 2010, and July 3, 2009, respectively.

The components of accumulated other comprehensive losses are as follows:

	As of
(Amounts in millions)	July 2, 2010	April 2, 2010

Foreign currency translation adjustment	$(156)	$23
Unfunded pension obligation	(996)	(1,075)
Accumulated Other Comprehensive Loss	$(1,152)	$(1,052)

The fiscal 2011 change in unfunded pension obligation is primarily attributable to the amendment of certain U.K. plans on April 7, 2010 (see Note 6).

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 – Recent Accounting Pronouncements

New Accounting Standards

In December 2009, the FASB issued ASU 2009-17, which formally codifies SFAS No. 167,  “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement became effective at the beginning of CSC’s fiscal 2011 and did not have a material effect on CSC’s financial statements.

Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that include Software Elements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-17 “Milestone Method of Revenue Recognition—A Consensus of the FASB Emerging Issues Task Force.”  The Update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone.  The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (i.e., record the milestone payment in its entirety in the period received).  The guidance in this Issue will apply to milestones in multiple deliverable arrangements involving research or development transactions.  The statement will become effective prospectively for fiscal years beginning on or after June 15, 2010.  Early application is permitted.  Retrospective application to all prior periods is also permitted.  The adoption of this statement is not expected to have a material effect on CSC’s consolidated financial statements.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3 – Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	July 2, 2010	July 3, 2009

Net income attributable to CSC common shareholders	$143	$131

Common share information:
Weighted average common shares outstanding for basic EPS	154.215	151.539
Dilutive effect of stock options and equity awards common stock equivalents	2.315	1.265
Shares for diluted EPS	156.530	152.804

Basic EPS	$0.93	$0.86

Diluted EPS	$0.91	$0.85

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 6,714,267 and 14,626,617 for the quarters ended July 2, 2010, and July 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 – Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2010 and April 2, 2010:

	As of
(Amounts in millions)	July 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,340	$1,340	$-	$-
Time deposits	534	534	-	-
Short term investments	8	8	-	-
Derivative assets	6	-	6	-
Total assets	$1,888	$1,882	$6	$-

Liabilities:
Derivative liabilities	$2	$-	$2	$-
Total liabilities	$2	$-	$2	$-

	As of
(Amounts in millions)	April 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,207	$1,207	$-	$-
Time deposits	609	609	-	-
Derivative assets	1	-	1	-
Total assets	$1,817	$1,816	$1	$-

Liabilities:
Derivative liabilities	$1	$-	$1	$-
Total liabilities	$1	$-	$1	$-

The money market funds and time deposits are included and reported in cash and cash equivalents, derivative assets are in prepaid expenses and other current assets, and the derivative liabilities are in accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short term maturities are deemed to approximate their market values except for $379 million in receivables and $227 million of deferred costs included in prepaid expenses related to claims for which the values are subject to litigation.  For these current assets subject to litigation, it is not practicable to estimate fair value (see Note 12 for further discussion).

The carrying amount of the Company’s long-term debt was $3,735 million and $3,669 million and the estimated fair value was $3,928 million and $3,854 million as of July 2, 2010, and April 2, 2010, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forwards and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans, and certain revenues streams denominated in non-functional currencies. In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815 (previously FAS 133) and all changes in fair value are reported as part of other (income) expense.

The notional amount of the foreign currency forward contracts outstanding as of July 2, 2010, and April 2, 2010, was $282 million and $474 million, respectively. The notional amount of option contracts outstanding as of July 2, 2010, and April 2, 2010, was $434 million and $46 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $6 million and $2 million, respectively, as of July 2, 2010. The estimated fair values of the foreign currency derivative assets and liabilities were $1 million and $1 million, respectively, as of April 2, 2010 (see Note 4).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.  As of July 2, 2010, there was a counterparty with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company would incur is $5 million.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	July 2, 2010		July 3, 2009
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$10	$24	$8
Interest cost	41	29	41	26
Expected return on assets	(39)	(30)	(38)	(22)
Amortization of unrecognized net loss and other	6	9	3	5
Pension curtailment	-	-	(13)	-
Net periodic pension cost	$10	$18	$17	$17

On April 7, 2010, the Company announced an action to discontinue the accrual of future benefits for certain U.K. pension plans, effective July 1, 2010.  As a result of this plan amendment, the Company recognized a curtailment loss of $0.4 million in the fourth quarter of fiscal 2010.  In addition, the Company remeasured the amended U.K. plans’ pension expense for fiscal 2011 to reflect (a) a new discount rate of 5.6%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants.  The U.K. plans’ discount rate is derived from a published rate: Markit iBoxx GBP Corporates AA 15+ Years Index. This remeasurement resulted in a $75 million reduction to the pension benefit obligation.

For U.S. pension plans, the discount rate is derived from averaging two independent third-party sources: the Aon Yield Curve and the Citigroup Above Median Pension Discount Curve.  Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s U.S. plans.

The Company expects to contribute approximately $180 million to the defined benefit pension plans during fiscal 2011.  During the quarter ended July 2, 2010, the Company contributed $64 million to the defined benefit pension plans.

The components of net periodic benefit cost for postretirement benefit plans are as follows (amounts reported on a global basis):

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009

Other Postretirement Benefits
Service cost	$1	$-
Interest cost	4	3
Expected return on assets	(2)	(1)
Amortization of unrecognized net loss and other	3	2
Net provision for postretirement benefits	$6	$4

The Company expects to contribute approximately $22 million to the postretirement benefit plans during fiscal 2011.  During the quarter ended July 2, 2010, the Company contributed $2 million to the postretirement benefit plans.

Note 7 – Income Taxes

The effective tax rate was 31.3% and 28.3% for the first quarters ended July 2, 2010, and July 3, 2009, respectively.  The increase in the rate for the first quarter of fiscal 2011 was primarily attributable to favorable state audit settlements that were recognized during the first quarter of fiscal 2010.  In addition, the effective tax rate for the first quarter of fiscal 2011 is higher due to a shift in the global mix of earnings.

There were no material changes to the uncertain tax positions in the first quarter of fiscal 2011 compared to fiscal year end 2010.

It is reasonably possible that during the next twelve months the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $43 million, excluding interest, penalties, and tax carryforwards.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 – Stock Incentive Plans

As of July 2, 2010, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the quarters ended July 2, 2010, and July 3, 2009, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009
Cost of services	$3	$4
Selling, general and administrative	11	14
Total	$14	$18
Total net of tax	$8	$11

The Company’s overall stock-based compensation granting practice has not changed year over year. During the quarter ended July 2, 2010, the Company modified certain underlying assumptions in the fair value calculations, as described below.  An adjustment to reflect actual forfeiture experience for fiscal 2010 decreased stock-based compensation expense recognized for the quarter ended July 2, 2010, by $6 million.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term was calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised.  The Company continued to base expected volatility on a blended approach using an equal weighting of implied volatility and historical volatility.  However, the fiscal 2011 first quarter historical volatility calculation was based on the Company’s seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected term of the stock options.  The dividend yield assumption was added concurrent with the May 19, 2010, declaration of a cash dividend.

The weighted average grant date fair values of stock options granted during the quarters ended July 2, 2010, and July 3, 2009, were $13.04 and $15.10 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Quarter Ended
	July 2, 2010	July 3, 2009
Risk-free interest rate	2.41%	2.20%
Expected volatility	27%	42%
Expected term	5.87 years	4.14 years
Dividend yield	1.15%	-

During both quarters ended July 2, 2010, and July 3, 2009, the Company realized income tax benefits related to all of its stock incentive plans of $3 million.  An excess tax benefit of $1 million was realized during the quarter ended July 2, 2010, but was an immaterial amount during the quarter ended July 3, 2009.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At July 2, 2010, 6,307,173 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of July 2, 2010
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	(millions) Aggregate Intrinsic Value
Outstanding as of April 2, 2010	17,008,397	$46.36	5.58	$141
Granted	2,625,956	48.40
Exercised	(408,494)	43.51
Canceled/forfeited	(82,633)	47.18
Expired	(114,579)	53.45
Outstanding as of July 2, 2010	19,028,647	46.66	6.03	34

Vested and expected to vest in the future as of July 2, 2010	18,653,021	46.65	5.96	34
Exercisable as of July 2, 2010	13,503,352	46.74	4.74	30

The total intrinsic value of options exercised during the quarters ended July 2, 2010, and July 3, 2009, was $4 million and $1 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the quarters ended July 2, 2010, and July 3, 2009, was $16 million and $1 million, respectively.

As of July 2, 2010, there was $66 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 2.15 years.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A portion of the Other Equity Awards granted during the quarter ended July 2, 2010, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the quarter ended July 2, 2010, certain senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of July 2, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	1,154,668	$45.88
Granted	443,693	48.49
Released/Redeemed	(106,584)	52.73
Forfeited/Canceled	-	-
Outstanding as of July 2, 2010	1,491,777	46.17

As of July 2, 2010, there was $42 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.27 years.

Nonemployee Director Incentives

The Company has a stock incentive plan which authorizes the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of July 2, 2010, 28,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  As of July 2, 2010, 133,221 shares of CSC common stock were outstanding for RSUs granted to nonemployee directors with a weighted average fair value of $46.47 per share.  There were no shares granted, redeemed or forfeited/canceled during the quarter ended July 2, 2010.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Note 9 – Cash Flows—Supplemental Disclosures

Cash payments for interest were $10 million and $44 million for the quarters ended July 2, 2010, and July 3, 2009, respectively.  Cash payments for income taxes, net of refunds, were $40 million and $60 million for the quarters ended July 2, 2010, and July 3, 2009, respectively.

Non-cash investing activities include the following:

(Amounts in millions)	Quarter ended
	July 2, 2010	July 3, 2009
Capital expenditures in accounts payable and accrued expenses	$63	$51
Capital expenditures through capital lease obligations	18	15
Assets acquired under long-term financing	63	0

Non-cash financing activities included common share dividends declared, but not yet paid of $23 million and $0 million for the quarters ended July 2, 2010, and July 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 – Segment Information

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments are as follows:

•
North American Public Sector (NPS) – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	Managed Services Sector (MSS) – The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

•
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.

The following tables summarize operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2011
Quarter Ended July 2, 2010
Revenues	$1,552	$1,598	$821	$4	$(33)	$3,942
Operating income (loss)	132	108	56	(15)	-	281
Depreciation and amortization	33	183	33	7	-	256

Fiscal 2010
Quarter Ended July 3, 2009
Revenues	$1,519	$1,564	$838	$4	$(27)	$3,898
Operating income (loss)	129	108	50	(22)	-	265
Depreciation and amortization	33	198	36	3	-	270

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009

Operating income	$281	$265
Corporate G&A	(36)	(40)
Interest expense	(41)	(55)
Interest income	8	7
Other income (expense)	3	8
Income before taxes	$215	$185

Note 11 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Management believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below their carrying value.

The following table summarizes the changes in the carrying amount of goodwill by segment for the quarter ended July 2, 2010:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill gross	$694	$1,920	$1,271	$3,885
Accumulated impairment losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	694	1,920	1,252	3,866

Additions	4	-	-	4
Foreign currency translation	-	(50)	(36)	(86)
Impairment losses	-	-	-	-

Goodwill gross	698	1,870	1,235	3,803
Accumulated impairment losses	-	-	(19)	(19)
Balance as of July 2, 2010, net	$698	$1,870	$1,216	$3,784

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The addition to goodwill of $4 million relates to contingent consideration paid on achievement of agreed revenue targets from a fiscal 2009 acquisition.

The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

A summary of amortizable intangible assets as of July 2, 2010, and April 2, 2010, is as follows:

	As of July 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,729	$1,229	$500
Outsourcing contract costs	1,857	1,237	620
Customer and other intangible assets	397	242	155
Total intangible assets	$3,983	$2,708	$1,275

	As of April 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,716	$1,205	$511
Outsourcing contract costs	1,875	1,233	642
Customer and other intangible assets	397	234	163
Total intangible assets	$3,988	$2,672	$1,316

Amortization related to intangible assets was $103 million and $102 million for the quarters ended July 2, 2010, and July 3, 2009, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $15 million and $13 million in each of the respective quarters.  Estimated amortization expense related to intangible assets as of July 2, 2010, for fiscal 2011 through fiscal 2015, is as follows: $383 million, $296 million, $222 million, $153 million and $99 million, respectively.

Amortization expense related to capitalized software was $42 million and $40 million for the quarters ended July 2, 2010, and July 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
Note 12 – Commitments and Contingencies

Commitments

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of July 2, 2010, the Company had $13 million of accounts receivable, $7 million of allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of July 2, 2010, the Company had $703 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.  The Company institutes the use of standby letters of credit in lieu of cash to support various risk management insurance policies.  These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies.  As of July 2, 2010, the Company had $62 million of outstanding standby letters of credit.

The Company guarantees working capital credit lines for its non-U.S. business units with local financial institutions.  Generally, guarantees have one-year terms and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of July 2, 2010.

(Amounts in millions)	Fiscal 2011	Fiscal 2012	Fiscal 2013 and thereafter	Total
Performance guarantees:
Surety bonds	$17	$10	$-	$27
Letters of credit	645	23	8	676
Standby letters of credit	46	10	6	62
Foreign subsidiary debt guarantees	459	181	-	640
Total	$1,167	$224	$14	$1,405

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Contingencies

As of July 2, 2010, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals (“ASBCA”).  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

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

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company does not record any profit element when it defers costs associated with CDA claims.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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
Several additional claims that had been pending before the ASBCA under a separate contract were settled in the second quarter of fiscal 2010.  As a result of that settlement and other contractual arrangements, the Company expects the deferred costs related to those claims will be fully recovered.

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

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al. v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where the cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.  Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  Briefing on plaintiffs’ appeal to the U.S. Court of Appeals for the Ninth Circuit Court of Appeals (the “Ninth Circuit”) was completed on January 11, 2010.  Oral argument took place on June 10, 2010.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court.  This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing is scheduled for August 18, 2010.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was deferred until the decision of the Ninth Circuit in the federal derivative case referred to above became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.  On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the special committee recommended that the Board decline to pursue the claims asserted in the stockholder demand, and the Board adopted that recommendation. The stockholder has been notified of the Board’s decision.

In relation to all stock option matters discussed above, it is not possible to make reliable estimates of the amounts or range of losses that could result from these matters at this time.

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
First Quarter Fiscal 2011 versus
First Quarter Fiscal 2010

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended April 2, 2010.  The following discusses the Company's results of operations and financial condition as of and for the first quarter ended July 2, 2010, and the comparable period for the prior fiscal year.

First Quarter Overview

Key operating results for the first quarter include:

•	First quarter revenues were up 1.1% to $3.9 billion compared to the prior year and up 1.2% on a constant currency basis.

•	Income before taxes increased 16.2% to $215 million from $185 million in the first quarter.

•	Operating income(1) for the quarter increased 6.0% to $281 million from $265 million in the fiscal 2010 first quarter, and operating income margins increased to 7.13% from 6.81%.

•	Net income attributable to CSC common shareholders for the first quarter was $143 million, an increase of 9.2%, or $12 million, as compared to the prior year.

•	Diluted earnings per share were $0.91 for the fiscal 2011 first quarter, an increase from $0.85 in the prior year.

•
Business awards of $3.2 billion were announced for the first quarter 2011, compared to $3.5 billion in the prior fiscal year period. For the first quarter of fiscal 2011, NPS was awarded $1.2 billion, MSS was awarded $1.2 billion, and BSS was awarded $.8 billion.  Total backlog(2) at the end of first quarter of fiscal 2011 was $41.8 billion, an increase of $1.6 billion as compared to the backlog at the end of the first quarter of fiscal 2010.  Of the total $41.8 billion backlog, $33.3 billion is expected to be filled in fiscal 2012 and future years, and $16.7 billion is not yet funded.

•	DSO of 87 days improved 6 days compared to 93 days at the end of the first quarter of the prior fiscal year.(3)

•	Debt-to-total capitalization ratio(4) at July 2, 2010 was 36.8% compared to 36.5% at fiscal year-end 2010.

•
ROI for the four quarters ended July 2, 2010, was 9.7%, down from 14.5% for the comparable prior period. The higher prior period ratio was driven by large tax benefits in fiscal 2009 that positively impacted the four quarter calculation a year ago.(5)

•	Cash used in operating activities was $60 million for the first quarter of fiscal 2011, compared to cash used of $297 million for the first quarter of fiscal 2010.

•	Cash used in investing activities was $253 million for the first quarter of fiscal 2011, compared to cash used of $158 million for the first quarter of fiscal year 2010.

•	Cash provided by financing activities was $2 million for the first quarter of fiscal 2011, compared to cash used of $14 million for the first quarter of fiscal year 2010.

•	Free cash flow for the first quarter of fiscal 2011 was $318 million outflow as compared to $462 million outflow for the first quarter of fiscal 2010,(6) an improvement of $144 million.

(1)
Operating income is a non-GAAP measure used by management to assess performance at the segments and on a consolidated basis.  The Company's definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expenses, and segment G&A expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income. A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009

Operating income	$281	$265
Corporate G&A	(36)	(40)
Interest expense	(41)	(55)
Interest income	8	7
Other income (expense)	3	8
Income before taxes	$215	$185

(2)
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions, and all of the option periods. Value of indefinite delivery, indefinite quantity (IDIQ) awards is included in computation of backlog only when a task order is awarded. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(3)
DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last quarter divided by the number of days in the fiscal quarter. Total receivables includes unbilled receivables but excludes tax receivables.

(4)	Debt-to-total capitalization is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.
(5)
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

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	July 2, 2010	July 3, 2009

Adjusted Net Income	$1,017	$1,421
Less:
Interest expense	237	252
Special items	-	-
Tax effect of Interest Expense and Special Items	(49)	44
Net income attributable to CSC	$829	$1,125

(6)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and purchase or sale of available for sale securities, and (3) payments on capital leases and other long-term asset financings.

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

The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Three Months Ended
(Amount in millions)	July 2, 2010	July 3, 2009

Free cash flow	$(318)	$(462)
Net cash used in investing activities	253	158
Acquisitions, net of cash acquired	(4)	-
Business dispositions	-	-
Payments on capital leases and other long-term asset financings	9	7
Net cash used in operating activities	$(60)	$(297)
Net cash used in investing activities	$(253)	$(158)
Net cash provided by (used in) financing activities	$2	$(14)

Reportable Segments

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments in fiscal 2011 and 2010 are as follows:

•
North American Public Sector – The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	Managed Services Sector – The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

•
Business Solutions & Services – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.

Results of Operations

Revenues

	Quarter Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Change	Percent

NPS	$1,552	$1,519	$33	2.2%
MSS	1,598	1,564	34	2.2
BSS	821	838	(17)	(2.0)
Corporate	4	4	-	-
Subtotal	3,975	3,925	50	1.3
Eliminations	(33)	(27)	(6)	-
Total Revenue	$3,942	$3,898	$44	1.1%

The factors affecting the percent change in revenues for the first quarter ended July 2, 2010, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.0%	0.0%	2.2%	2.2%
MSS	0.0	(0.1)	2.3	2.2
BSS	1.6	(0.2)	(3.4)	(2.0)
Cumulative Net Percentage	0.3%	(0.1)%	0.9%	1.1%

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Change	Percent

Department of Defense	$1,123	$1,121	$2	0.2%
Civil Agencies(2)	372	358	14	3.9
Other(1)(2)	57	40	17	42.5
Total North American Public Sector	$1,552	$1,519	$33	2.2%

(1)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.
(2)	Certain fiscal 2010 amounts were reclassified from Civil Agencies to Other to conform to current year presentation.

NPS revenue increased $33 million, or 2.2%, in the fiscal 2011 first quarter as compared to the same period in the prior year. The increase was primarily a result of year-over-year growth on a civil agency contract with the U.S. Census Bureau, which generated an incremental $28 million more revenue in fiscal 2011. This increase in civil agency revenue was partially offset by delays and the completion of certain Department of Health and Human Services programs.  Growth on two State Medicaid programs increased other revenue.  NPS won $1.2 billion of new awards during the first quarter (including a $317 million climate modeling contract with the National Oceanic and Atmospheric Administration and a $224 million U.S. Army engineering contract).  Overall, revenue growth was impacted by a slowdown in the U.S. federal procurement environment, driven primarily by delayed contract awards and a higher rate of award protests.

Managed Services Sector

MSS revenue increased $34 million, or 2.2%, in the fiscal first quarter 2011 as compared to the same period in the prior year. In constant currency, revenue increased $36 million, or 2.3%, with approximately $26 million of adverse currency effect in Europe partially offset by currency benefits elsewhere, primarily a $17 million benefit in Australia. The overall MSS growth was primarily from a combination of new client engagements won in fiscal 2010 and 2011 which generated in excess of $140 million in fiscal 2011 first quarter revenue, partially offset by contract conclusions and volume or scope reductions. A new $2.9 billion ten-year contract with a major financial institution commenced in late fiscal 2010 and, combined with increased scope on existing engagements for the same client, contributed $77 million of the first quarter growth.  Of the growth, $46 million is in the Americas region where transitions first started, and the remainder in Europe. MSS’ European region contributed a net $21 million of the overall growth.  MSS’ application outsourcing accounted for an additional $11 million of year-over-year growth, nearly $10 million of which was from increased work in the healthcare arena. MSS’ outsourcing operations in Australia also contributed about $3 million of the year-over-year growth.

During the first quarter of fiscal 2011, MSS had contract awards of $1.2 billion, compared to $1.1 billion in the comparable prior fiscal period. Awards included new contracts and successful recompetes, including a $579 million award with a multinational financial institution, a $129 million award with a global aerospace manufacturer and two other awards in excess of $50 million with large manufacturers.

Business Solutions and Services

BSS revenue declined $17 million, or 2.0%, in the fiscal 2011 first quarter as compared to the same period in the prior year. In constant currency, revenue decreased $15 million, or 1.8%, with approximately $14 million of currency benefit in Australia offset by an adverse currency impact in Europe. The primary cause of the overall BSS decrease is the divestiture in fiscal 2010’s second quarter of a small, Hong Kong value-added reseller business, which provided $37 million in revenue in fiscal 2010’s first quarter.  The fiscal 2010 acquisition of a small Brazilian consulting business partially offset the year-over-year decline, contributing $13 million in fiscal 2011 revenue. Excluding the impacts of currency and the fiscal 2010 acquisition and divestiture, BSS’ revenue rose approximately $10 million or 1.2% in the first quarter of fiscal 2011.

BSS’ core consulting business revenue dropped approximately $12 million or 1.4% due primarily to a $10 million decline on a healthcare-related consulting engagement in the Americas region. Higher utilization rates across much of the core consulting business helped mitigate the decline and the overall healthcare business saw growth, excluding the one engagement, though continued uncertainty regarding the US healthcare environment is causing some delays of planned projects. Year-over-year increases on a healthcare program in the UK and in the BSS financial services operations more than offset the core consulting declines, contributing $13 million and $12 million, respectively, as compared to the prior year.

BSS had contract awards of $0.8 billion in the first quarters of fiscal 2011 and fiscal 2010. More than 50 new customers were added in fiscal 2011’s first quarter, in addition to additional project work at existing customers. The breadth of CSC’s service offerings enabled BSS to collaborate with the MSS segment and successfully win several new engagements in the quarter.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Cost of services (excludes depreciation and amortization)	$3,197	$3,156	81.1%	81.0%	0.1%
Selling, general and administrative	244	247	6.2	6.3	(0.1)
Depreciation and amortization	256	270	6.5	7.0	(0.5)
Interest expense, net	33	48	0.8	1.2	(0.4)
Other (income) expense	(3)	(8)	(0.1)	(0.2)	0.1
Total	$3,727	$3,713	94.5%	95.3%	(0.8)%

Costs of Services

Costs of services (COS) as a percentage of revenue increased 0.1% points for the first quarter of fiscal 2011 to 81.1%. Improvements at BSS and NPS were offset by a higher cost ratio at MSS in its Americas and European regions. MSS operations in the Americas incurred start-up expenses on two major new contracts while overall revenue was relatively flat. In addition, a pension credit benefited the Americas operations in the prior year first quarter and did not repeat in fiscal 2011, as further described below. MSS’ higher European expenses were driven by various charges in its Nordic region including higher expenses on an outsourcing contract and an adverse estimate-at-completion (EAC) adjustment for a system development contract. MSS’ higher fiscal 2011 ratio was also from India costs due to adverse rupee currency movements with no offsetting revenue impact since revenues are typically in another currency such as US dollars or British pounds. The rupee depreciated approximately 2.5% versus the US dollar in fiscal 2011’s first quarter versus the prior year.

Cost control measures taken in fiscal 2010 and continuing in fiscal 2011 partially offset the MSS issues noted above and drove the ratio improvements in BSS. BSS measures included salary and headcount reductions, furlough programs and facilities reductions in space and cost. MSS cost control measures included a workforce realignment comprising reductions and shifting to low cost regions as well as ongoing focus on containing discretionary spending. Adversely affecting the year-over-year COS ratio comparison, fiscal 2010 first quarter COS benefited from a $13 million reversal of a prior service credit, resulting from the Company’s decision to freeze future benefits relating to salary and service for most participants in the U.S.-based Computer Sciences Corporation Employee Pension Plan. The benefit did not repeat in fiscal 2011. Approximately $7 million of the curtailment credit was in NPS and $6 million in MSS. NPS’ COS ratio also benefited from a $12 million EAC favorable adjustment on a majority-owned contract.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue improved 0.1% points for the first quarter of fiscal 2011 to 6.2%. The improvement was primarily driven by a $4 million decrease in Corporate G&A, mostly from lower stock and incentive compensation expenses versus the prior year. SG&A ratio improvements in MSS were offset by higher fiscal 2011 ratios in BSS and NPS. The MSS improvement resulted from ongoing cost control actions including workforce realignments and lower discretionary spending. MSS continues to realign both its direct and indirect workforce, benefiting both SG&A and COS ratios, and now has low cost centers in over a dozen locations worldwide including India and the Czech Republic.  The higher BSS ratio came from increased SG&A costs in the Americas as a result of the fiscal 2010 Brazilian acquisition and higher ratios in the North and Nordic regions of BSS’ European operations as cost containment programs did not fully match changes in revenues. NPS’ higher fiscal 2011 ratio were due to increased bid and proposal costs in the quarter versus the prior year.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue improved 0.5% points for the first quarter of fiscal 2011 to 6.5%. The improvement was primarily from the MSS segment, with BSS and NPS also reporting slightly lower D&A cost ratios. Most of the change was driven by depreciation of fixed assets, while amortization on various intangibles also improved. Lower fiscal 2010 capital expenditures, particularly in MSS, were the primary driver of the ratio improvement. In addition, two significant MSS contracts terminated in fiscal 2010 and associated assets were sold, therefore reducing ongoing depreciation. Partially offsetting the drivers toward lower D&A ratios were asset acquisitions and associated contract costs in fiscal 2011 on new contracts.

Interest Expense, Net

Interest expense, net of interest income, declined $15 million in fiscal 2011 first quarter as compared to the fiscal 2010 first quarter. The decrease was primarily due to lower debt in the first quarter of fiscal 2011 ($3.8 billion versus $4.2 billion) as a result of a repayment of $500 million in long-term debt in the fourth quarter of fiscal 2010. The repaid debt had an interest rate of 7.375%, and thus, in addition to the lower overall borrowings, the average borrowing cost on the debt was also lower in fiscal 2011 than a year ago.

Other Income

CSC reported other income of $3 million in the first quarter of fiscal 2011 compared to $8 million in the first quarter of fiscal 2010. Other income includes foreign exchange gains and losses on intercompany and foreign currency balances as well as the costs of foreign currency hedging and option contracts, plus equity in earnings of unconsolidated affiliates and other miscellaneous gains and losses from the sale of non-operating assets. The primary driver of the year-over-year change was from higher hedging costs in fiscal 2011.

Taxes

The effective tax rate was 31.3% and 28.3% for the first quarters ended July 2, 2010, and July 3, 2009, respectively.  The increase for the first quarter fiscal 2011 rate was primarily attributable to favorable state audit settlements that were recognized during the first quarter of fiscal 2010.  In addition, the effective tax rate for the first quarter of fiscal 2011 is higher due to a shift in the global mix of earnings.

Interest expense is expected to continue to accrue at approximately $3 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share on a diluted basis were $0.91 for the quarter ended July 2, 2010, compared to $0.85 for the prior year quarter. The increase in earnings per share was the result of an increase in net income attributable to CSC common shareholders of $12 million, partially offset by an increase in the share base (on a fully diluted basis) of 3.7 million shares.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Quarter Ended
(Amounts in millions)	July 2, 2010	July 3, 2009
Net cash used in operating activities	$(60)	$(297)
Net cash used in investing activities	(253)	(158)
Net cash provided by (used in) financing activities	2	(14)
Effect of exchange rate changes on cash and cash equivalents	(38)	92
Net decrease in cash and cash equivalents	(349)	(377)
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at quarter end	$2,435	$1,920

Net cash used in operations for the first quarter of fiscal 2011 was $237 million lower than net cash used in operations in the first quarter of the prior year. The primary driver for the improvement was from lower vendor and supplier payments in fiscal 2011 first quarter as compared to fiscal 2010 first quarter due to timing.  Management continues efforts to reduce quarterly cash flow fluctuations, although the first quarter will typically continue to generate lower cash flows than subsequent quarters for several reasons including the fact that annual hardware and software maintenance agreements and annual incentive compensation awards are paid in the first quarter. Cash collections from customers in the quarter were consistent with those in the first quarter of the prior year. However, DSO at the end of the fiscal 2011 first quarter of 87 days was six days better than at the end of the first quarter of the prior year. Another factor to the improved operating cash flow performance included $20 million less cash taxes paid in fiscal 2011.

Net cash used in investing activities for the first quarter of fiscal 2011 was $95 million higher than net cash used in the first quarter of the prior year.  Purchases of property and equipment were $77 million greater in fiscal 2011, due to additions primarily on outsourcing contracts from both new and existing engagements, as well as corporate asset purchases. Management continues to closely monitor capital expenditures to ensure adequate returns.

Foreign currency exchange rate movements, primarily in the British pound and Euro, adversely impacted cash and cash equivalents by $130 million in the first quarter of fiscal 2011 as compared to the first quarter of the prior year. Appreciation in the British pound and Euro in the first quarter of the prior year of 15% and 6%, respectively, compared to minimal movement in the British pound and a 9% depreciation in the Euro in the first quarter of fiscal 2011.

Free cash flow improved $144 million to an outflow of $318 million in the first quarter of fiscal 2011 from an outflow of $462 million in the first quarter of the prior year.  The improvement was a result of the reduced vendor and supplier payments, offset by increased capital expenditures, as described above.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the year ended April 2, 2010.  In addition, the Company has liabilities related to unrecognized tax benefits; however, the Company cannot reasonably estimate the timing and amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2.4 billion at July 2, 2010, and $2.8 billion at April 2, 2010. The decreased balance is primarily a result of operating and investing cash outflows during the first quarter of fiscal 2011 of $60 million and $253 million, respectively. Equity during the first quarter of fiscal 2011 increased from net income attributable to CSC shareholders of $143 million, but was offset by a decrease in accumulated other comprehensive income (AOCI). The decline in AOCI was from foreign currency translation adjustments of $179 million, partially offset by a $79 million increase from an unfunded pension adjustment primarily related to the curtailment of UK pension plans.

At the end of the first quarter of fiscal 2011, CSC’s ratio of debt to total capitalization was 36.8%, up slightly from 36.5% at the end of fiscal year 2010. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the first quarter of fiscal 2011 and as of fiscal year end 2010.

	As of
Dollars in millions	July 2, 2010	April 2, 2010
Debt	$3,814	$3,744
Equity	6,552	6,508
Total capitalization	$10,366	$10,252
Debt to total capitalization	36.8%	36.5%

At July 2, 2010, the Company had $22 million of short-term borrowings under uncommitted lines of credit with foreign banks, $57 million of current maturities and $3,735 million of long-term debt.  The Company had no outstanding commercial paper as of July 2, 2010.

The Company’s contract with the United Kingdom’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of July 2, 2010, the Company had a net investment in the contract of approximately $705 million, or 468 million pounds sterling.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets.  The Company has held discussions with the customer on the NHS contract regarding potential modifications that may affect the scope of the work and total contract value.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete, could potentially adversely impact such recovery and the Company’s liquidity.

Continued uncertainty in the global economic conditions and the liquidity crisis also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

During this current global economic downturn, the Company continues to actively monitor the financial markets. Although the condition of the capital markets continues to be volatile, the Company believes it will continue to have access to the capital markets if the need arises. However, the volatility in the financial markets could directly affect the cost and terms of any future financing.

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

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended April 2, 2010.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2010.  An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.  The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies.  Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government.  Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery.  If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.  The Company routinely negotiates such contract modifications.  For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of July 2, 2010, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2010. For the quarter ended July 2, 2010, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 2, 2010.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2010.

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

During the fiscal quarter ended July 2, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

As of July 2, 2010, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals (“ASBCA”).  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

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

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company does not record any profit element when it defers costs associated with CDA claims.

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

Several additional claims that had been pending before the ASBCA under a separate contract were settled in the second quarter of fiscal 2010.  As a result of that settlement and other contractual arrangements, the Company expects the deferred costs related to those claims will be fully recovered.

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

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al.  v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where  the cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.   Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  Briefing on plaintiffs’ appeal to the U.S. Court of Appeals for the Ninth Circuit Court of Appeals (the “Ninth Circuit”) was completed on January 11, 2010.  Oral argument took place on June 10, 2010.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court. This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final.  The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing is scheduled for August 18, 2010.

On September 24, 2007, a stockholder made a demand to the Board of Directors to cause the Company to pursue claims against certain individuals, including current and former officers and directors of CSC, with respect to alleged stock option backdating.  Action on this demand was deferred until the decision of the Ninth Circuit in the federal derivative case referred to above became final.  On March 2, 2009, the stockholder made a renewed demand to the Board.  On May 20, 2009, the Board formed a special committee comprised solely of independent directors not named in the stockholder demand to investigate and review the demand and recommend to the Board how to respond thereto.  On February 8, 2010, the special committee recommended that the Board decline to pursue the claims asserted in the stockholder demand, and the Board adopted that recommendation. The stockholder has been notified of the Board’s decision.

In relation to all stock option matters discussed above, it is not possible to make reliable estimates of the amounts or range of losses that could result from these matters at this time.

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

Item 1A.  Risk Factors

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended April 2, 2010.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended July 2, 2010, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2010, to April 30, 2010	-	$-	-	$-
May 1, 2010, to May 28, 2010	52,309	$51.09	-	$-
May 29, 2010, to July 2, 2010	17,324	$50.53	-	$-

(1)
The Company accepted 37,028 shares of its common stock in the quarter ended July 2, 2010, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 32,605 shares of its common stock in the quarter ended July 2, 2010, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 4.  Removed and Reserved

Item 5.  Other Events

a.	The Company held its Annual Meeting of Stockholders on August 9, 2010.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There were no solicitations in opposition to management’s nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The directors elected were Irving W. Bailey, II, David J. Barram, Stephen L. Baum, Rodney F. Chase, Judith R. Haberkorn, Michael W. Laphen, F. Warren McFarlan, Chong Sup Park, Thomas H. Patrick.

With respect to each nominee, the results of the vote were as follows:

	Votes
Name	For	Withheld

Irving W. Bailey, II	87,121,054	40,767,519
David J. Barram	125,148,471	2,740,102
Stephen L. Baum	124,155,887	3,732,686
Rodney F. Chase	124,390,989	3,497,584
Judith R. Haberkorn	86,729,913	41,158,660
Michael W. Laphen	125,029,364	2,859,209
F. Warren McFarlan	86,617,890	41,270,683
Chong Sup Park	86,650,962	41,237,611
Thomas H. Patrick	125,146,248	2,742,325

Broker Non-Votes: 7,571,342

c.
Amendment of our Restated Articles of Incorporation to eliminate cumulative voting for the election of directors (implementation of this proposal is conditioned upon the approval by the stockholders of the proposal implementing majority voting in the uncontested election of directors listed below).

For:  118,892,311
Against:  8,889,787
Abstain:  106,575
Broker Non-Votes:  7,571,342

d.
Amendment of our Restated Articles of Incorporation to implement a majority voting standard for the election of directors (implementation of this proposal is conditioned upon the approval by the stockholders of the proposal implementing majority voting in the uncontested election of directors listed above).

For:  123,708,398
Against:  4,034,517
Abstain:  145,658
Broker Non-Votes:  7,571,342

e.	Approval of the 2010 Non Employee Director Incentive Plan.

For:  117,829,820
Against:  9,484,129
Abstain:  574,624
Broker Non-Votes:  7,571,342

f.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2011 fiscal year was approved by the stockholders.

For:  130,055,747
Against:  5,298,043
Abstain:  106,125
Broker Non-Votes:  0

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Computer Sciences Corporation filed with the Nevada Secretary of State on August 9, 2010.

3.2	Bylaws of Computer Sciences Corporation, Amended and restated effective August 9, 2010

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

10.10	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.11	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 11, 2010	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)