Form 10-Q
period 2010-10-01
COMPUTER SCIENCES CORP
filed 2010-11-10
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 1, 2010

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

154,484,208 shares of Common Stock, $1.00 par value, were outstanding on October 29, 2010.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Statements of Income for the Quarters and Six Months Ended October 1, 2010, and October 2, 2009	1

	Consolidated Condensed Balance Sheets as of October 1, 2010, and April 2, 2010	2

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended October 1, 2010, and October 2, 2009	3

	Consolidated Condensed Statements of Stockholders’ Equity for the Six Months Ended October 1, 2010, and October 2, 2009	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

- i -

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions except per-share amounts)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Revenues	$3,975	$4,041	$7,917	$7,938

Costs of services (excludes depreciation and amortization)	3,182	3,215	6,379	6,371
Selling, general and administrative	247	246	491	493
Depreciation and amortization	273	275	529	544
Interest expense	42	53	83	108
Interest income	(9)	(7)	(17)	(13)
Other (income) expense	(35)	(1)	(38)	(9)
Total costs and expenses	3,700	3,781	7,427	7,494

Income before taxes	275	260	490	444
Taxes on income	82	39	149	91
Net income	193	221	341	353

Less: Net income attributable to noncontrolling interest, net of tax	9	5	14	7
Net income attributable to CSC common shareholders	$184	$216	$327	$346

Earnings per share:
Basic	$1.19	$1.42	$2.12	$2.28
Diluted	$1.18	$1.40	$2.09	$2.26

Cash dividend per common share	$.15	$-	$.30	$-

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Amounts in millions)	October 1, 2010	April 2, 2010
ASSETS
Cash and cash equivalents	$2,657	$2,784
Receivables, net of allowance for doubtful accounts of $48 (2011) and $47 (2010)	3,956	3,849
Prepaid expenses and other current assets	1,994	1,789
Total current assets	8,607	8,422

Property and equipment, net of accumulated depreciation of $3,883 (2011) and $3,731 (2010)	2,358	2,241
Outsourcing contract costs, net	670	642
Software, net	516	511
Goodwill	3,921	3,866
Other assets	815	773
Total assets	$16,887	$16,455

LIABILITIES
Short-term debt and current maturities of long-term debt	$112	$75
Accounts payable	428	409
Accrued payroll and related costs	806	821
Other accrued expenses	1,174	1,344
Deferred revenue	1,177	1,189
Income taxes payable and deferred income taxes	282	284
Total current liabilities	3,979	4,122

Long-term debt, net of current maturities	3,835	3,669
Income tax liabilities and deferred income taxes	573	550
Other long-term liabilities	1,466	1,606

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 162,790,130 (2011) and 162,234,314 (2010)	163	162
Additional paid-in capital	2,054	2,006
Retained earnings	5,990	5,709
Accumulated other comprehensive loss	(853)	(1,052)

Less common stock in treasury, at cost, 8,362,443 shares (2011) and 8,284,771 shares (2010)	(383)	(379)
Total CSC stockholders’ equity	6,971	6,446
Noncontrolling interest in subsidiaries	63	62
Total stockholders’ equity	7,034	6,508
Total liabilities and stockholders’ equity	$16,887	$16,455

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Cash flows from operating activities:
Net income	$341	$353

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	571	577
Stock based compensation	30	34
Provision for losses on accounts receivable	6	15
Unrealized foreign currency exchange gain, net	(12)	(65)
Gain on dispositions	(30)	(4)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(277)	(40)
Decrease in liabilities	(287)	(595)

Net cash provided by operating activities	342	275
Cash flows from investing activities:
Purchases of property and equipment	(337)	(209)
Outsourcing contracts	(58)	(77)
Business acquisitions, net of cash acquired	(65)	(5)
Business dispositions	52	12
Software purchased and developed	(94)	(68)
Other investing activities, net	44	61

Net cash used in investing activities	(458)	(286)
Cash flows from financing activities:
Borrowings under lines of credit	8	28
Repayment of borrowings under lines of credit	(5)	(32)
Principal payments on long-term debt	(40)	(17)
Proceeds from stock options	18	30
Repurchase of common stock and acquisition of treasury stock	-	(3)
Excess tax benefit from stock based compensation	2	3
Dividend payments	(23)	-
Other financing activities, net	(7)	-

Net cash (used in) provided by financing activities	(47)	9

Effect of exchange rate changes on cash and cash equivalents	36	112

Net (decrease) increase in cash and cash equivalents	(127)	110
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at end of period	$2,657	$2,407

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Total
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

Comprehensive income:
Net income				327			327	14	341
Currency translation adjustment					121		121		121
Unfunded pension obligation					78		78		78
Comprehensive income							526	14	540
Cash dividends declared				(46)			(46)		(46)
Acquisition of treasury stock						(4)	(4)		(4)
Stock based compensation expense and option exercises	556	1	48				49		49
Distributions and other								(13)	(13)
Balance at October 1, 2010	162,790	$163	$2,054	$5,990	$(853)	$(383)	$6,971	$63	$7,034

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Total
Balance at April 3, 2009	159,689	$160	$1,836	$4,893	$(1,004)	$(375)	$5,510	$108	$5,618

Comprehensive income:
Net income				346			346	7	353
Currency translation adjustment					355		355		355
Unfunded pension obligation					47		47		47
Comprehensive income							748	7	755
Acquisition of treasury stock						(3)	(3)		(3)
Stock based compensation expense and option exercises	881	1	64				65		65
Distributions and other								(55)	(55)
Balance at October 2, 2009	160,570	$161	$1,900	$5,239	$(602)	$(378)	$6,320	$60	$6,380

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

Contractual work in process balances at October 1, 2010, and April 2, 2010, of $1,123 million and $932 million, respectively, are included in prepaid expenses and other current assets.

Depreciation expense was $175 million and $342 million for the quarter and six months ended October 1, 2010, respectively, and $181 million and $362 million for the quarter and six months ended October 2, 2009, respectively.

The components of accumulated other comprehensive loss are as follows:

	As of
(Amounts in millions)	October 1, 2010	April 2, 2010

Foreign currency translation adjustment	$144	$23
Unfunded pension obligation	(997)	(1,075)
Accumulated Other Comprehensive Loss	$(853)	$(1,052)

The fiscal 2011 change in unfunded pension obligation is primarily attributable to the amendment of certain U.K. plans on April 7, 2010 (see Note 7).

Managed Services Sector (MSS) Out-of-Period Adjustments

The Company’s MSS segment incurred various adjustments, primarily in Europe’s Nordic region, netting to approximately $30 million of charges in the second quarter and $40 million in the first six months of fiscal 2011 that should have been recorded in prior periods but were immaterial to previous and current year consolidated results.  Charges resulted from accounting errors and the misapplication of internal accounting policies and U.S. GAAP, as well as from accounting irregularities in the Nordic region, principally affecting prepaid accounts and outsourcing contract costs.

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

Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that include Software Elements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software.  This Update excludes from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3 – Acquisitions and Divestitures

Acquisitions

During the second quarter of fiscal 2011, CSC acquired two separate privately-held companies for $61 million in cash.  The purchase consideration for the acquisitions was allocated to the net assets acquired and liabilities assumed based on their respective fair values at the date of acquisition.  The total purchase consideration has been preliminarily allocated as $8 million to software, $16 million to acquired intangible assets, $1 million to property and equipment, and $36 million to goodwill.  Of the total goodwill, $10 million is associated with CSC’s BSS segment and $26 million with the NPS segment.

During fiscal 2009, CSC acquired two separate privately-held companies for approximately $38 million cash plus additional consideration of up to $19 million contingent on achievement of agreed revenue targets for future periods through the end of fiscal 2011.  During the first quarter of fiscal 2011, $4 million of contingent consideration became due and was paid, and goodwill associated with this acquisition increased by the same amount.

Pro forma financial statements are not presented as the impact of these acquisitions is immaterial to CSC’s consolidated results.

Divestiture

During the second quarter of fiscal 2011, CSC completed the divestiture of an immaterial set of sub-contracts within its NPS segment, whose ultimate customer is the U.S. federal government, for a consideration of approximately $56 million.  The divestiture was driven by the government Organizational Conflict of Interest concerns.  Reflecting the divestiture, CSC derecognized net current assets of $18 million, net property and equipment of $1 million, and goodwill of $10 million, and incurred transaction costs of $1 million.  The divestiture resulted in a pre-tax gain of $26 million, recorded as other income.  Of the total consideration, $52 million was received as cash in the second quarter and the remaining $4 million is included in receivables.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 - Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	October 1, 2010	October 2, 2009

Net income attributable to CSC common shareholders	$184	$216

Common share information:
Weighted average common shares outstanding for basic EPS	154.393	151.835
Dilutive effect of stock options and equity awards common stock equivalents	1.373	2.291
Shares for diluted EPS	155.766	154.126

Basic EPS	$1.19	$1.42

Diluted EPS	$1.18	$1.40

	Six Months Ended
(Amounts in millions, except per share data)	October 1, 2010	October 2, 2009

Net income attributable to CSC common shareholders	$327	$346

Common share information:
Weighted average common shares outstanding for basic EPS	154.304	151.687
Dilutive effect of stock options and equity awards common stock equivalents	1.998	1.686
Shares for diluted EPS	156.302	153.373

Basic EPS	$2.12	$2.28

Diluted EPS	$2.09	$2.26

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 15,410,251 and 11,731,829 for the quarter and six months ended October 1, 2010, respectively, and 10,539,306 and 13,015,124 for the quarter and six months ended October 2, 2009, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 – Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2010, and April 2, 2010:

	As of
(Amounts in millions)	October 1, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,670	$1,670	$-	$-
Time deposits	450	450	-	-
Short term investments	11	11	-	-
Derivative assets	8	-	8	-
Total assets	$2,139	$2,131	$8	$-

Liabilities:
Derivative liabilities	$1	$-	$1	$-
Total liabilities	$1	$-	$1	$-

	As of
(Amounts in millions)	April 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,207	$1,207	$-	$-
Time deposits	609	609	-	-
Derivative assets	1	-	1	-
Total assets	$1,817	$1,816	$1	$-

Liabilities:
Derivative liabilities	$1	$-	$1	$-
Total liabilities	$1	$-	$1	$-

The money market funds and time deposits are included and reported in cash and cash equivalents, derivative assets are in prepaid expenses and other current assets, and the derivative liabilities are in accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short term maturities are deemed to approximate their market values except for $379 million in receivables and $227 million of deferred costs included in prepaid expenses related to claims for which the values are subject to litigation.  For these current assets subject to litigation, it is not practicable to estimate fair value (see Note 13 for further discussion).

The carrying amount of the Company’s long-term debt was $3,835 million and $3,669 million and the estimated fair value was $4,092 million and $3,854 million as of October 1, 2010, and April 2, 2010, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 – Foreign Currency Derivative Instruments

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

The notional amount of the foreign currency forward contracts outstanding as of October 1, 2010, and April 2, 2010, was $319 million and $474 million, respectively. The notional amount of option contracts outstanding as of October 1, 2010, and April 2, 2010, was $286 million and $46 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $8 million and $1 million, respectively, as of October 1, 2010. The estimated fair values of the foreign currency derivative assets and liabilities were $1 million and $1 million, respectively, as of April 2, 2010 (see Note 5).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.  As of October 1, 2010, there was a counterparty with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company would incur is $7 million.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	October 1, 2010		October 2, 2009
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$5	$4	$8
Interest cost	41	30	42	28
Expected return on assets	(39)	(31)	(40)	(23)
Amortization of unrecognized net loss and other	6	3	1	6
Net periodic pension cost	$10	$7	$7	$19

	Six Months Ended
(Amounts in millions)	October 1, 2010		October 2, 2009
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4	$15	$28	$16
Interest cost	82	59	83	54
Expected return on assets	(78)	(61)	(78)	(45)
Amortization of unrecognized net loss and other	12	12	4	11
Pension curtailment	-	-	(13)	-
Net periodic pension cost	$20	$25	$24	$36

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

The Company expects to contribute approximately $180 million to the defined benefit pension plans during fiscal 2011.  During the quarter ended October 1, 2010, the Company contributed $27 million to the defined benefit pension plans.  During the six months ended October 1, 2010, the Company contributed $91 million to the defined benefit pension plans.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of net periodic benefit cost for postretirement benefit plans are as follows (amounts reported on a global basis):

	Quarter Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Other Postretirement Benefits
Service cost	$1	$-
Interest cost	3	3
Expected return on assets	(1)	(1)
Amortization of unrecognized net loss and other	3	2
Net provision for postretirement benefits	$6	$4

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Other Postretirement Benefits
Service cost	$2	$-
Interest cost	7	6
Expected return on assets	(3)	(2)
Amortization of unrecognized net loss and other	6	4
Net provision for postretirement benefits	$12	$8

The Company expects to contribute approximately $22 million to the postretirement benefit plans during fiscal 2011.  During the quarter ended October 1, 2010, the Company contributed $3 million to the postretirement benefit plans.  During the six months ended October 1, 2010, the Company contributed $5 million to the postretirement benefit plans.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 – Income Taxes

The effective tax rate for the second quarter and six months ended October 1, 2010, was 29.8% and 30.4%, respectively, and for the second quarter and six months ended October 2, 2009, was 14.9% and 20.5%, respectively.  The increase in the fiscal 2011 rate is primarily due to the recognition of tax benefits during the second quarter of fiscal 2010 related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.

There were no material changes to the uncertain tax positions as of the second quarter of fiscal 2011, as compared to the end of fiscal 2010.

Tax Examination Status

The Company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction	Tax Years that Remain Subject to Examination (Fiscal Year Ending)
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2006 and forward
United Kingdom	2008 and forward

It is reasonably possible that during the next twelve months the Company’s liability for uncertain tax positions may change by a significant amount.  The IRS is examining the Company’s federal income tax returns for fiscal years 2005 through 2007, and the Company expects to reach a settlement by the second quarter of fiscal year 2012.  The nature of the significant items subject to examination includes depreciation, amortization, research credits, and U.S. related international tax issues.  In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions in the range of approximately $35 million to $270 million, excluding interest, penalties and tax carryforwards.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 – Stock Incentive Plans

As of October 1, 2010, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the three and six months ended October 1, 2010, and October 2, 2009, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	October 1, 2010	October 2, 2009
Cost of services	$3	$4
Selling, general and administrative	13	12
Total	$16	$16
Total net of tax	$10	$10

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009
Cost of services	$6	$8
Selling, general and administrative	24	26
Total	$30	$34
Total net of tax	$18	$21

The Company’s overall stock-based compensation granting practice has not changed year over year. During the six months ended October 1, 2010, the Company modified certain underlying assumptions in the fair value calculations, as described below.  An adjustment to reflect actual forfeiture experience for fiscal 2010 decreased stock-based compensation expense recognized for the six months ended October 1, 2010, by $6 million.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term was calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised.  The Company continued to base expected volatility on a blended approach using an equal weighting of implied volatility and historical volatility.  However, beginning with the first quarter of fiscal 2011, the historical volatility calculation was based on the Company’s seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected term of the stock options.  The dividend yield assumption was added concurrent with the May 19, 2010, declaration of a cash dividend.

The weighted average grant date fair values of stock options granted during the six months ended October 1, 2010, and October 2, 2009, were $13.00 and $15.10 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	October 1, 2010	October 2, 2009
Risk-free interest rate	2.39%	2.20%
Expected volatility	28%	42%
Expected term	5.87 years	4.13 years
Dividend yield	1.16%	-

During the six months ended October 1, 2010, and October 2, 2009, the Company realized income tax benefits related to all of its stock incentive plans of $4 million and $6 million, respectively.  An excess tax benefit of $2 million and $3 million was realized during the six months ended October 1, 2010, and October 2, 2009, respectively.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At October 1, 2010, 6,407,281 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of October 1, 2010
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	(millions) Aggregate Intrinsic Value
Outstanding as of April 2, 2010	17,008,397	$46.36	5.58	$141
Granted	2,711,475	48.26
Exercised	(452,613)	43.23
Canceled/forfeited	(168,700)	46.49
Expired	(231,641)	53.47
Outstanding as of October 1, 2010	18,866,918	46.62	5.78	46

Vested and expected to vest in the future as of October 1, 2010	18,543,082	46.62	5.70	46
Exercisable as of October 1, 2010	13,454,100	46.72	4.49	39

The total intrinsic value of options exercised during the six months ended October 1, 2010, and October 2, 2009, was $4 million and $9 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the six months ended October 1, 2010, and October 2, 2009, was $18 million and $30 million, respectively.

As of October 1, 2010, there was $58 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.98 years.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A portion of the Other Equity Awards granted during the six months ended October 1, 2010, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the six months ended October 1, 2010, certain senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of October 1, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	1,154,668	$45.88
Granted	463,234	48.25
Released/Redeemed	(131,469)	51.42
Forfeited/Canceled	(16,728)	51.94
Outstanding as of October 1, 2010	1,469,705	46.06

As of October 1, 2010, there was $37 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.09 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of October 1, 2010, 154,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	As of October 1, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	133,221	$46.47
Granted	24,000	42.25
Redeemed	(180)	42.69
Forfeited/Canceled	-	-
Outstanding as of October 1, 2010	157,041	45.83

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 – Cash Flows—Supplemental Disclosures

Cash payments for interest were $86 million and $121 million for the six months ended October 1, 2010, and October 2, 2009, respectively.  Cash payments for income taxes, net of refunds, were $125 million and $198 million for the six months ended October 1, 2010, and October 2, 2009, respectively.

Non-cash investing activities include the following:

(Amounts in millions)	Six Months Ended
	October 1, 2010	October 2, 2009
Capital expenditures in accounts payable and accrued expenses	$39	$71
Capital expenditures through capital lease obligations	115	25
Assets acquired under long-term financing	115	-

Non-cash financing activities included common share dividends declared but not yet paid of $23 million and $0 million for the six months ended October 1, 2010, and October 2, 2009, respectively.

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

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables summarize operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2011
Quarter Ended October 1, 2010
Revenues	$1,549	$1,581	$869	$3	$(27)	$3,975
Operating income (loss)	156	88	84	(20)	-	308
Depreciation and amortization	32	199	35	7	-	273

Fiscal 2010
Quarter Ended October 2, 2009
Revenues	$1,622	$1,579	$864	$4	$(28)	$4,041
Operating income (loss)	134	152	74	(19)	-	341
Depreciation and amortization	33	201	38	3	-	275

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2011
Six Months Ended October 1, 2010
Revenues	$3,101	$3,179	$1,690	$7	$(60)	$7,917
Operating income (loss)	288	196	140	(35)	-	589
Depreciation and amortization	65	382	68	14	-	529

Fiscal 2010
Six Months Ended October 2, 2009
Revenues	$3,140	$3,143	$1,702	$8	$(55)	$7,938
Operating income (loss)	263	261	124	(41)	-	607
Depreciation and amortization	66	399	73	6	-	544

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Operating income	$308	$341	$589	$607
Corporate G&A	(35)	(36)	(71)	(77)
Interest expense	(42)	(53)	(83)	(108)
Interest income	9	7	17	13
Other income (expense)	35	1	38	9
Income before taxes	$275	$260	$490	$444

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  During the second quarter of fiscal 2011, the Company performed its annual impairment test of goodwill and concluded that no impairment had occurred.

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended October 1, 2010:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill gross	$694	$1,920	$1,271	$3,885
Accumulated impairment losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	694	1,920	1,252	3,866

Additions	30	-	10	40
Deductions	(10)	-	-	(10)
Foreign currency translation	-	16	9	25
Impairment losses	-	-	-	-

Goodwill gross	714	1,936	1,290	3,940
Accumulated impairment losses	-	-	(19)	(19)
Balance as of October 1, 2010, net	$714	$1,936	$1,271	$3,921

The addition to goodwill of $40 million consists of $36 million related to acquisitions of new businesses and $4 million of contingent consideration paid on a fiscal 2009 acquisition.  The reduction of $10 million relates to a divestiture of an immaterial set of NPS contracts. (See Note 3.)

The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

A summary of amortizable intangible assets as of October 1, 2010, and April 2, 2010, is as follows:

	As of October 1, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,810	$1,294	$516
Outsourcing contract costs	2,019	1,349	670
Customer and other intangible assets	413	249	164
Total intangible assets	$4,242	$2,892	$1,350

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,716	$1,205	$511
Outsourcing contract costs	1,875	1,233	642
Customer and other intangible assets	397	234	163
Total intangible assets	$3,988	$2,672	$1,316

Amortization related to intangible assets was $112 million and $107 million for the quarters ended October 1, 2010, and October 2, 2009, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $19 million and $14 million in each of the respective quarters.  Amortization related to intangible assets was $215 million and $209 million for the six months ended October 1, 2010, and October 2, 2009, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $34 million and $27 million in each of the respective six month periods.  Estimated amortization expense related to intangible assets as of October 1, 2010, for fiscal 2011 through fiscal 2015, is as follows: $386 million, $300 million, $226 million, $157 million and $101 million, respectively.

Amortization expense related to capitalized software was $45 million and $42 million for the quarters ended October 1, 2010, and October 2, 2009, respectively, and $87 million and $82 million for the six months ended October 1, 2010, and October 2, 2009, respectively.

Note 13 – Commitments and Contingencies

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of October 1, 2010, the Company had $13 million of accounts receivable, $7 million of allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of October 1, 2010, the Company had $749 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.  The Company institutes the use of standby letters of credit in lieu of cash to support various risk management insurance policies.  These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies.  As of October 1, 2010, the Company had $63 million of outstanding standby letters of credit.

The Company guarantees working capital credit lines for its non-U.S. business units with local financial institutions.  Generally, guarantees have one-year terms and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of October 1, 2010.

(Amounts in millions)	Fiscal 2011	Fiscal 2012	Fiscal 2013 and thereafter	Total
Performance guarantees:
Surety bonds	$4	$27	$-	$31
Letters of credit	685	24	9	718
Standby letters of credit	29	28	6	63
Foreign subsidiary debt guarantees	121	502	-	623
Total	$839	$581	$15	$1,435

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

Contingencies

As of October 1, 2010, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals (“ASBCA”).  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company believes it has valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 (previously referred to as Paragraph 65 of Statement of Position 81-1) were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and has reiterated that opinion as recently as May 18, 2010.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  During the second quarter, the ASBCA granted the Company's motion for summary judgment on one of the CDA claims.  The Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation, which is expected to continue into the third quarter of fiscal 2011.  Trial has been rescheduled from the fourth quarter of fiscal 2011 to the first quarter of fiscal 2012 but is subject to further change at the discretion of the ASBCA judge.

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

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al. v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where the cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.  Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  Briefing on plaintiffs’ appeal to the U.S. Court of Appeals for the Ninth Circuit Court of Appeals (the “Ninth Circuit”) was completed on January 11, 2010.  Oral argument took place on June 10, 2010. On September 30, 2010, the Ninth Circuit affirmed the decision of the District Court in favor of the Company and the other defendants.  On October 21, 2010, plaintiffs petitioned the Ninth Circuit to rehear en banc the September 30, 2010, decision.

COMPUTER SCIENCES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court.  This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing took place on August 18, 2010.  A decision is pending.

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

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation.  The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make accurate estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and First Six Months of Fiscal 2011 versus
Second Quarter and First Six Months of Fiscal 2010

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.  These forward-looking statements should be read in conjunction with our Annual Report on Form 10-K.  The reader should specifically consider the various risks discussed in the Risk Factors section of our Annual Report on Form 10-K.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 2, 2010.  The following discussion relates to the Company's results of operations and financial condition as of and for the quarter and six months ended October 1, 2010, and the comparable period of the prior fiscal year.

Second Quarter Overview

Key operating results for the second quarter include:

•
Second quarter revenues were down 1.6% to $4.0 billion and six month revenues were down 0.3% to $7.9 billion compared to the prior year. On a constant currency basis,(1) revenues were down 0.5% for the quarter and up 0.4% for the first six months.

•	Income before taxes for the quarter increased 5.8% to $275 million versus the fiscal 2010 second quarter and increased 10.4% to $490 million versus the fiscal 2010 first six months.

•
Operating income(2) for the quarter decreased 9.7% to $308 million versus the fiscal 2010 second quarter, and operating income margins decreased to 7.75% from 8.44% in the fiscal 2010 second quarter. For the first six months, operating income decreased 3.0% to $589 million, and operating income margins decreased to 7.44% from 7.65%.

•	Net income attributable to CSC common shareholders for the second quarter was $184 million, a decrease of 14.8%, or $32 million, as compared to the prior year.

•	Diluted earnings per share were $1.18 for the fiscal 2011 second quarter, a decrease from $1.40 in the prior year.

•
Business awards(3) of $4.5 billion were announced for the second quarter 2011, compared to $4.6 billion in the prior fiscal year period. For the second quarter of fiscal 2011, NPS was awarded $2.9 billion, MSS was awarded $.8 billion, and BSS was awarded $.8 billion.  Total backlog(3) at the end of second quarter of fiscal 2011 was $41.8 billion, an increase of $2.2 billion as compared to the backlog at the end of the second quarter of fiscal 2010. Of the total $41.8 billion backlog, $35.7 billion is expected to be filled in fiscal 2012 and future years, and $16.1 billion is not yet funded.

•	Days Sales Outstanding (DSO)(4) of 89 days compared to 85 days at the end of the second quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(5) at October 1, 2010 was 35.9% compared to 36.5% at fiscal year-end 2010.

•
Return on Investment (ROI)(6) for the four quarters ended October 1, 2010, was 9.2%, down from 11.0% for the comparable prior period. The higher prior period ratio was driven by large tax benefits in fiscal 2009 that positively impacted the four quarter calculation a year ago.

•	Cash provided by operating activities was $342 million for the six months of fiscal 2011, compared to $275 million for the six months of fiscal 2010.

•	Cash used in investing activities was $458 million for the six months of fiscal 2011, compared to $286 million for the six months of fiscal year 2010.

•	Cash used in financing activities was $47 million for the six months of fiscal 2011, compared to cash provided of $9 million for the six months of fiscal year 2010.

•	Free cash flow for the six months of fiscal 2011 was $143 million outflow as compared to $33 million outflow for the six months of fiscal 2010,(7) a decline of $110 million.

(1)
Selected references are made on a "constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period.  Selected financial results on a "constant currency basis” are calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates.  This approach is used for all results for which the functional currency is not the U.S. dollar.

(2)
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

	Quarter Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Operating income	$308	$341
Corporate G&A	(35)	(36)
Interest expense	(42)	(53)
Interest income	9	7
Other income (expense)	35	1
Income before taxes	$275	$260

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Operating income	$589	$607
Corporate G&A	(71)	(77)
Interest expense	(83)	(108)
Interest income	17	13
Other income (expense)	38	9
Income before taxes	$490	$444

(3)
For NPS, announced award values for competitive indefinite delivery and indefinite quantity (ID/IQ) awards represent the expected contract value at the time a task order is awarded under the contract.  Announced values for non-competitive ID/IQ awards represent management’s estimate at the award date.  Business awards for MSS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years.  BSS award values are based on firm commitments.
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions, and all of the option periods. Value of competitive ID/IQ awards is included in computation of backlog only when a task order is awarded. Value of non-competitive ID/IQ awards included in computation of backlog represents management's estimate of the award date. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(4)
DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total quarterly revenues divided by the number of days in the quarter. Total receivables includes unbilled receivables but excludes tax receivables.

(5)	Debt-to-total capitalization ratio is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.
(6)
ROI is calculated by multiplying profit margin by the investment base turnover.  The profit margin used is a) the last four quarters’ adjusted net income available to CSC common shareholders (net income available to CSC common shareholders adjusted to exclude interest expense and special items, net of their corresponding tax effects), divided by b) the last four quarters’ revenues.  The tax effect is calculated by multiplying CSC’s last four quarters’ interest expense and special items by the corresponding effective tax rate. Investment base turnover equals the last four quarters’ revenues divided by average debt and equity during the last four quarters.  It should be noted that the adjusted net income figure available to CSC common shareholders is not identical to net income available to CSC common shareholders as determined in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and is therefore reconciled to the GAAP measure in the table below.  The Company’s calculation of ROI may not be comparable with other companies’ measures using the same or similar terms.  Management compensates for any limitations of this non-GAAP measure by reviewing a number of metrics, including GAAP measures such as EPS, operating and investing cash flows, and the debt-to-total capitalization ratio.

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Adjusted Net Income	$969	$1,102
Less:
Interest expense	227	246
Special items	-	-
Tax effect of Interest Expense and Special Items	(55)	(33)
Net income attributable to CSC	$797	$889

(7)
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

The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009

Free cash flow	$(143)	$(33)
Net cash used in investing activities	458	286
Business acquisitions, net of cash acquired	(65)	(5)
Business dispositions	52	12
Payments on capital leases and other long-term asset financings	40	15
Net cash provided by operating activities	$342	$275
Net cash used in investing activities	$(458)	$(286)
Net cash (used in) provided by financing activities	$(47)	$9

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

The Company’s reportable segments in fiscal 2011 and 2010 are as follows:

•
North American Public Sector – The NPS segment operates principally within a regulated environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	Managed Services Sector – The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

•
Business Solutions & Services – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) based software solutions.

Results of Operations

Revenues

	Quarter Ended
(Amounts in millions)	October 1, 2010	October 2, 2009	Change	Percent

NPS	$1,549	$1,622	$(73)	(4.5%)
MSS	1,581	1,579	2	0.1
BSS	869	864	5	0.6
Corporate	3	4	(1)
Subtotal	4,002	4,069	(67)	(1.6)
Eliminations	(27)	(28)	1
Total Revenue	$3,975	$4,041	$(66)	(1.6)

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009	Change	Percent

NPS	$3,101	$3,140	$(39)	(1.2%)
MSS	3,179	3,143	36	1.1
BSS	1,690	1,702	(12)	(0.7)
Corporate	7	8	(1)
Subtotal	7,977	7,993	(16)	(0.2)
Eliminations	(60)	(55)	(5)
Total Revenue	$7,917	$7,938	$(21)	(0.3)

The factors affecting the percent change in revenues for the second quarter and six months ended October 1, 2010, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	-	-	(4.5%)	(4.5%)
MSS	-	(1.9%)	2.0	0.1
BSS	0.9%	(1.8)	1.5	0.6
Cumulative Net Percentage	0.2	(1.1)	(0.7)	(1.6)

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	-	-	(1.2%)	(1.2%)
MSS	-	(1.0%)	2.1	1.1
BSS	1.2%	(1.1)	(0.8)	(0.7)
Cumulative Net Percentage	0.3	(0.7)	0.1	(0.3)

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Amounts in millions)	October 1, 2010	October 2, 2009	Change	Percent

Department of Defense	$1,161	$1,210	$(49)	(4.0%)
Civil Agencies(1)	333	342	(9)	(2.6)
Other(1)(2)	55	70	(15)	(21.4)
Total North American Public Sector	$1,549	$1,622	$(73)	(4.5)

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009	Change	Percent

Department of Defense	$2,284	$2,330	$(46)	(2.0%)
Civil Agencies(1)	705	708	(3)	(0.4)
Other(1)(2)	112	102	10	9.8
Total North American Public Sector	$3,101	$3,140	$(39)	(1.2)

(1)	Certain fiscal 2010 amounts were reclassified from Civil Agencies to Other to conform to current year presentation.
(2)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

NPS revenue decreased $73 million, or 4.5%, for the fiscal 2011 second quarter as compared to the same period in the prior year, and decreased $39 million, or 1.2%, for the six months. The second quarter decrease was primarily a result of $65 million of revenue recognized in the second quarter of fiscal 2010 that did not repeat in fiscal 2011. The revenue was associated with a claim settlement and other contractual arrangements on a Department of Defense contract. Fiscal 2011 second quarter revenue was also down in the Civil and Other businesses. The Civil decline was driven by contracts with the Department of Health and Human Services, NASA and the Department of Transportation that ended or experienced a reduction in customer spending. Other revenue declined in the quarter due to certain state contracts that had a reduction in customer spending. Partly offsetting the declines were gains across NPS, including increases due to a Navy contract for IT engineering and managed services, new task orders for equipment installations for a major DOD customer, and increased work on the U.S. Census Bureau contract, which completed in the second quarter.

The decline in six months revenue was driven by the second quarter fiscal 2010 $65 million DOD claim settlement discussed above. Year to date declines in several Civil agencies contracts were primarily offset by the U.S. Census Bureau contract that contributed $37 million of additional revenue during fiscal 2011. Other revenues benefited in the six months from growth in the first quarter on two State Medicaid programs.

NPS won $2.9 billion of new awards during the second quarter ($4.1 billion for the six months), compared to $3.3 billion and $4.9 billion in the prior year second quarter and first six months, respectively. Overall, revenue growth and contract awards continued to be impacted by a slowdown in the U.S. federal procurement environment, driven primarily by delayed contract awards and a higher rate of award protests.

Managed Services Sector

MSS revenue increased $2 million, or 0.1%, for the fiscal 2011 second quarter as compared to the same period in the prior year, and increased $36 million, or 1.1%, for the six months. In constant currency, revenue increased 2.0% for the quarter and 2.1% for the six months, with adverse currency effects in Europe partially offset by currency benefits in Australia. The overall MSS growth was primarily from a combination of new client engagements won in fiscal 2010 and 2011 which generated approximately $145 million and $285 million revenue during fiscal 2011 second quarter and six months, respectively, as well as growth on existing accounts. The increases were partially offset by contract conclusions and terminations of $72 million for the quarter and $155 million for the six months, plus volume or scope reductions of $45 million for the quarter and $89 million for the six months.

A new $2.9 billion ten-year contract with a major financial institution commenced in late fiscal 2010 and, combined with increased scope on existing engagements for the same client, contributed $89 million and $166 million of the second quarter and six month growth, respectively. A new $0.5 billion ten-year contract with the U.K. government commenced in fiscal 2010 and contributed $24 million and $48 million of the second quarter and six month growth, respectively.

During the second quarter of fiscal 2011, MSS had contract awards of $.8 billion, compared to $.3 billion in the comparable prior fiscal period, and $2.0 billion for the six months versus $1.4 billion in the prior year. Second quarter awards included new contracts and successful recompetes.

Business Solutions and Services

BSS revenue increased $5 million, or 0.6%, for the fiscal 2011 second quarter as compared to the same period in the prior year, and decreased $12 million, or 0.7%, for the six months. In constant currency, revenue increased 2.4% for the quarter and 0.4% for the six months, with adverse currency effects in Europe partially offset by currency benefits in Australia. Revenue contribution from the fiscal 2010 second quarter acquisition of a small Brazilian consulting business was more than offset by the divestiture of a small Hong Kong value-added reseller business. The acquisition contributed $6 million and $19 million of incremental revenue for the quarter and six months, while the divested business provided $37 million and $74 million of revenue in fiscal 2010’s second quarter and first six months versus none in the current year. Excluding the impacts of currency and the fiscal 2010 acquisition and divestiture, BSS’ revenue rose approximately $52 million or 6.0% in the second quarter and $61 million and 3.6% in the first six months of fiscal 2011.

The primary drivers for the $52 million and $61 million changes were increases in BSS’ consulting business in financial services and in a healthcare program in the U.K. Financial services growth of $29 million for the second quarter and $41 million for the six months was a result of higher business process outsourcing services revenue as well as increased software and project related services. Growth on the U.K. healthcare program contributed $23 million and $36 million for the second quarter and six months, respectively. Other consulting business saw pockets of improvement, including a 12% growth in Europe’s western region, primarily France, in the second quarter; however, these positive signs were more than offset by flat or lower revenue in other areas. Healthcare-related consulting business in the Americas region continued to experience delays in project award times as the U.S. industry grapples with the uncertainty of healthcare reform, resulting in declines of $9 million for the second quarter and $21 million for the first six months.

Revenue growth in the second quarter continued to come from a combination of new customers and incremental project work at existing customers.  During the second quarter of fiscal 2011, BSS had contract awards of $0.8 billion, compared to $1.0 billion in the comparable prior fiscal period, and $1.6 billion for the six months versus $1.8 billion in the prior year. Collaboration between CSC’s BSS and MSS segments generated several successful wins in the quarter.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Cost of services (excludes depreciation and amortization)	$3,182	$3,215	80.1%	79.6%	0.5%
Selling, general and administrative	247	246	6.2	6.1	0.1
Depreciation and amortization	273	275	6.9	6.8	0.1
Interest expense, net	33	46	0.8	1.1	(0.3)
Other (income) expense	(35)	(1)	(0.9)	-	(0.9)
Total	$3,700	$3,781	93.1%	93.6%	(0.5)%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Cost of services (excludes depreciation and amortization)	$6,379	$6,371	80.6%	80.2%	0.4%
Selling, general and administrative	491	493	6.2	6.2	-
Depreciation and amortization	529	544	6.7	6.9	(0.2)
Interest expense, net	66	95	0.8	1.2	(0.4)
Other (income) expense	(38)	(9)	(0.5)	(0.1)	(0.4)
Total	$7,427	$7,494	93.8%	94.4%	(0.6)%

MSS Out-of-Period Adjustments

The Company’s MSS segment incurred various adjustments, primarily in Europe’s Nordic region, netting to approximately $30 million of charges in the second quarter and $40 million in the first six months of fiscal 2011 that should have been recorded in prior periods but were immaterial to previous and current year consolidated results.  Charges resulted from accounting errors and the misapplication of internal accounting policies and U.S. GAAP, as well as from accounting irregularities in the Nordic region, principally affecting prepaid accounts and outsourcing contract costs.

Costs of Services

Costs of services (COS) as a percentage of revenue increased 0.5% for both the second quarter and 0.4% for the first six months of fiscal 2011 to 80.1% and 80.6%, respectively. Improvements at BSS and NPS were offset by higher cost ratios at MSS for the quarter and six months.

MSS’ COS ratio for the second quarter and first six months was adversely impacted by the out of period adjustments noted above.  Additionally in the Nordic region, operational issues including excess staffing capacity and lower revenue also increased the COS ratio for the second quarter and six months.  The Company is addressing the operational issues as well as the factors that led to the out of period adjustments.

Cost control measures taken in fiscal 2010 and continuing in fiscal 2011 partially offset the MSS issues noted above and drove the ratio improvements in BSS. BSS measures included salary and headcount reductions, facilities reductions in space and cost, as well as reduction in other discretionary spending including travel costs. MSS cost control measures included a workforce realignment comprising reductions and shifting to low cost regions as well as ongoing focus on containing discretionary spending.

NPS’ COS ratio improved primarily due to favorable EAC adjustments on a majority-owned contract in the second quarter and first six months of approximately $32 million and $44 million, respectively. An adverse impact to both the NPS and MSS COS ratios for the year-over-year six month comparison was a fiscal 2010 first quarter pension-related benefit that did not repeat in fiscal 2011. CSC recorded a $13 million reversal of a prior service credit resulting from the Company’s decision to freeze future benefits relating to salary and service for most participants in the U.S.-based Computer Sciences Corporation Employee Pension Plan. Approximately $7 million of the curtailment credit was in NPS and $6 million in MSS.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue was up 0.1% points for the second quarter and unchanged for the first six months of fiscal 2011 as compared to the prior year. SG&A ratio improvements in MSS were more than offset by the impact of higher ratios in BSS and NPS for the second quarter and six months. For the six months, the overall SG&A ratio also benefited from lower Corporate G&A expenses in the first quarter of fiscal 2011.

The MSS improvement resulted from ongoing cost control actions including workforce realignments and lower discretionary spending. MSS continues to realign both its direct and indirect workforce, benefiting both SG&A and COS ratios, and now has low cost centers in over a dozen locations worldwide.  Ongoing cost control actions in BSS were more than offset by other drivers that pushed the BSS ratio higher for the second quarter and first six months of fiscal 2011.  The drivers primarily included lower bonus accruals in the second quarter of fiscal 2010 and an increase in investment related to the Company's vertical strategy.  NPS’ higher fiscal 2011 ratio was due to increased bid and proposal costs in the quarter and six months versus the prior year, a result of the timing of fiscal 2011 opportunities versus those in fiscal 2010. A $4 million first quarter fiscal 2011 decrease in Corporate G&A was driven mostly from lower stock and incentive compensation expenses versus the prior year.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased by 0.1% points for the second quarter and decreased 0.2% points for the first six months of fiscal 2011. For the quarter, the ratio benefited from lower D&A expense primarily in MSS and BSS, but the adverse impact from lower revenue more than offset the benefit and caused a slight increase in the ratio.  For the six months, the benefits from the MSS and BSS improvements drove the 0.2% points favorable change.  Lower fiscal 2010 capital expenditures, particularly in MSS, were the primary driver of the lower depreciation expense and ratio improvement. Partially offsetting the drivers toward lower D&A ratios were asset acquisitions and associated contract costs in fiscal 2011 for new contracts.

Interest Expense, Net

Interest expense, net of interest income, declined $13 million in the fiscal 2011 second quarter as compared to the same period in the prior year, and declined $29 million for the six months. The decline is a combination of lower interest expense and higher interest income, during both the second quarter and first six months of fiscal 2011.

The lower interest expense is primarily a result of a lower level of debt during the second quarter and the six months of fiscal 2011 when compared to comparable periods of fiscal 2010, due to repayment of the 7.375% $500 million term notes in the fourth quarter of fiscal 2010. In addition, the weighted average rate of borrowing on the $1.5 billion credit facility was lower in fiscal 2011 as compared to fiscal 2010.  Partially offsetting the lower interest expense was increased borrowing for capital leases and other long-term asset financings during the second quarter and first six months of fiscal 2011 as compared to the prior year.

Interest income is higher primarily as a result of increases in non-U.S. cash and cash equivalents balances at October 1, 2010 versus October 2, 2009.

Other Income

Other income increased $34 million for the fiscal 2011 second quarter as compared to the same period in the prior year, and increased $29 million for the six months. The increase in fiscal 2011 was primarily a result of a gain of $26 million from the sale of an immaterial set of sub-contracts in NPS, driven by U.S. federal government Organizational Conflict of Interest concerns, and a gain of $3 million from the sale of a BSS investment in a private entity. In addition, other income included net gains due to the impact of changes in foreign currency exchange rates on CSC’s foreign currency denominated assets and liabilities and related hedges as well as equity in earnings of unconsolidated affiliates.

Taxes

The effective tax rate for the fiscal 2011 second quarter and first six months was 29.8% and 30.4%, respectively, as compared to 14.9% and 20.5% for the comparable prior year periods.  The increase in the fiscal 2011 rate is primarily due to the recognition of tax benefits during the second quarter of fiscal 2010 related to the reversal of a valuation allowance associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position for foreign tax credits as a result of an audit settlement.

Interest expense on existing uncertain tax positions, included in the tax provision, is expected to continue to accrue at approximately $1.6 million quarterly (net of tax benefit) before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings Per Share

Earnings per share on a diluted basis decreased $0.22 and $0.17 for the second quarter and six months in fiscal 2011 as compared to fiscal 2010.  The decrease in diluted earnings per share is a combination of lower net income attributable to CSC common shareholders and a greater number of weighted average common shares and common stock equivalents, during both the second quarter and the six month period of fiscal 2011.

Net income attributable to CSC common stockholders declined $32 million and $19 million for the second quarter and six months in fiscal 2011 as compared to fiscal 2010, primarily due to recognition of tax benefits in the second quarter of fiscal 2010.  The tax benefits resulted from reversal of a certain valuation allowance and remeasurement of an uncertain tax position for foreign tax credits.

The number of weighted average common shares, including common stock equivalents, increased 1.6 million and 2.9 million for the second quarter and the six months in fiscal 2011 as compared to fiscal 2010, due to the year-over-year appreciation in the Company’s stock price.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Six Months Ended
(Amounts in millions)	October 1, 2010	October 2, 2009
Net cash provided by operating activities	$342	$275
Net cash used in investing activities	(458)	(286)
Net cash (used in) provided by financing activities	(47)	9
Effect of exchange rate changes on cash and cash equivalents	36	112
Net (decrease) increase in cash and cash equivalents	(127)	110
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at quarter end	$2,657	$2,407

Net cash provided by operations for the six months of fiscal 2011 was $67 million higher than for the comparable period of fiscal 2010.  The increase was primarily driven by lower vendor and supplier payments due to timing, lesser cash taxes paid, and reduced interest payments as a result of early retirement of the 7.375% $500 million term notes in the fourth quarter of fiscal 2010, offset by reduced collections from customers.

Net cash used in investing activities, for the six months of fiscal 2011, was $172 million higher than for the comparable period of fiscal 2010.  The increase was primarily due to higher purchases of property and equipment and software of $128 million and $26 million, respectively, primarily for new and existing outsourcing contracts, as well as increased corporate assets.  In addition, payments for two business acquisitions and proceeds received from a divestiture used a net $13 million of cash.

Net cash used for financing activities for the six months of fiscal 2011 was $47 million, a $56 million increase over the $9 million provided by financing activities for the comparable period of fiscal 2010.  This increase was primarily due to higher repayments of the Company’s long term debt obligations, primarily payments of capital leases and other long-term asset financing obligations as well as dividends paid to CSC common stockholders.

Foreign currency exchange rate movements, primarily in the British pound and Euro, adversely impacted the year over year comparison of the change in cash and cash equivalents by $76 million for the first six months.

Free cash flow for the first six months of fiscal 2011 was an outflow of $143 million as compared to an outflow of $33 million in the prior comparable period, a decline of $110 million.  Improved operating cash flows were more than offset by higher purchases of property and equipment and software as well as higher payments on capital lease and other long-term asset financing obligations, as noted above.

Contractual Obligations

The Company has contractual obligations in respect of its long-term debt, capital and operating leases, minimum purchase contracts, bank debt and other liabilities, as summarized in the “Off Balance Sheet Arrangements and Contractual Obligations” section of the Company’s Annual Report on Form 10-K for the year ended April 2, 2010.  In addition, the Company has liabilities related to unrecognized tax benefits; however, the Company cannot reasonably estimate the timing or the amount of cash out flows for future tax settlements.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $2.7 billion at October 1, 2010, and $2.8 billion at April 2, 2010. The decreased balance is primarily a result of operating cash inflows and investing cash outflows during the six month period of fiscal 2011 of $342 million and ($458) million, respectively. Equity during the six month period of fiscal 2011 increased $526 million, primarily from net income attributable to CSC shareholders of $327 million and the increase in accumulated other comprehensive income (AOCI) of $199 million.  Increase in AOCI was due to an increase in foreign currency translation adjustments of $121 million and an increase of the unfunded pension adjustment, primarily related to the curtailment of U.K. pension plans of $78 million.

At the end of the first six months of fiscal 2011, CSC’s ratio of debt to total capitalization was 35.9%, down slightly from 36.5% at the end of fiscal year 2010. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the second quarter of fiscal 2011 and as of fiscal year end 2010.

	As of
Dollars in millions	October 1, 2010	April 2, 2010
Debt	$3,947	$3,744
Equity	7,034	6,508
Total capitalization	$10,981	$10,252
Debt to total capitalization	35.9%	36.5%

At October 1, 2010, the Company had $25 million of short-term borrowings under uncommitted lines of credit with foreign banks, $87 million of current maturities of long-term debt, and $3,835 million of long-term debt.  The Company had no outstanding commercial paper as of October 1, 2010.   Subsequent to quarter end, the Company paid down $750 million of its $1.5 billion long-term Credit Facility balance as part of a strategy to re-enter the commercial paper market.  The Company subsequently issued approximately $300 million in commercial paper and intends to issue more to provide an alternative source of funding for working capital.
The Company’s contract with the U.K.’s National Health Service to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of October 1, 2010, the Company had a net investment in the contract of approximately $825 million, or 522 million pounds sterling.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets.  The Company has held discussions with the customer on the NHS contract regarding potential modifications that are likely to reduce the scope of the work and total contract value. Total contract value is estimated to be reduced by approximately 500 million pounds.  The contract is currently profitable and the Company expects to recover its investment; however, unforeseen future events to the extent they add costs beyond those included in the Company’s current estimated costs to complete, could potentially adversely impact such recovery and the Company’s liquidity.

Continued global economic uncertainty could also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.  The Company continues to actively monitor the financial markets. Although the condition of the capital markets continues to be volatile, the Company believes it will continue to have access to the capital markets if the need arises. However, the volatility in the financial markets could directly affect the cost and terms of any future financing.

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of October 1, 2010, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2010. For the six months ended October 1, 2010, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of October 1, 2010.  We have identified deficiencies that aggregate to a material weakness in our internal control over financial reporting.  These deficiencies are related to a lack of appropriate tone at the top of the MSS Nordic business unit combined with inadequate monitoring controls over the financial position and results of operations of the underlying business, and a deterioration of the effectiveness of certain account reconciliations within MSS.

These deficiencies were identified in a review of the Company’s MSS business and reviews of the Company’s monitoring controls.  The review of the MSS Nordic business revealed accounting errors and irregularities resulting in adjustments that should have been recorded in prior years (refer to Management’s Discussion and Analysis “MSS Out-of-Period Adjustments”).  As a result of this material weakness in the operating effectiveness of our controls, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 1, 2010.

Changes in Internal Controls

“Internal controls over financial reporting” is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail, accurately and fairly, reflect the transactions and dispositions of the assets of the issuer;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and,

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the consolidated financial statements.

During the quarter ended October 1, 2010, we identified a material weakness in our internal control over financial reporting as mentioned above.  The Company is developing a remediation plan and has initiated measures to address these deficiencies.  These measures include the replacement of certain managers and staff, strengthened controllership responsibilities, improved monitoring controls and oversight, and increased discipline associated with account reconciliations.  In addition to our ongoing Company-wide ethics and compliance programs, management will conduct focused training for MSS Nordic employees to emphasize the importance of adherence to CSC management principles, code of conduct and ethical policies and business practices in the conduct of our business.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is set forth in Note 12, Commitments and Contingencies of the notes to the unaudited consolidated financial statements under the caption “Contingencies”, contained in Part I – Item 1 of this filing.  Such information is incorporated herein by reference and made a part hereof.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended October 1, 2010, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 3, 2010 to July 30, 2010	6,475	$45.30	-	$-
July 31, 2010 to August 27, 2010	385	$42.04	-	$-
August 28, 2010 to October 1, 2010	1,179	$43.62	-	$-

(1)
The Company accepted 8,039 shares of its common stock in the quarter ended October 1, 2010, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal Quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws, effective August 9, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Stock Option Agreement for employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.7	Form of Restricted Stock Agreements for employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

Exhibit Number	Description of Exhibit

10.8	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

10.9
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1)  (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2008)

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

10.20	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010)

10.21
2010 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement, dated June 25, 2010, for the Annual Meeting of Stockholders held on August 9, 2010)

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

(1)	Management contract or compensatory plan or agreement
(2)
Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, for portions of this exhibit that contain confidential commercial and financial information.

(3)	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2010	By:
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)