Form 10-Q
period 2010-12-31
COMPUTER SCIENCES CORP
filed 2011-02-09
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   x Yes  o  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) x Yes  o  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer x      Accelerated filer o       Non-accelerated filer o     Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). o Yes x No

155,090,200 shares of Common Stock, $1.00 par value, were outstanding on January 28, 2011.

COMPUTER SCIENCES CORPORATION

i

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions except per-share amounts)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Revenues	$4,008	$3,953	$11,925	$11,892

Costs of services (excludes depreciation and amortization)	3,232	3,105	9,611	9,476
Selling, general and administrative	243	239	734	732
Depreciation and amortization	269	280	798	825
Interest expense	43	50	126	158
Interest income	(8)	(6)	(25)	(20)
Other income, net	(2)	(6)	(40)	(15)
Total costs and expenses	3,777	3,662	11,204	11,156

Income before taxes	231	291	721	736
Taxes on income	(12)	75	137	166
Net income	243	216	584	570

Less: Net income attributable to noncontrolling interest, net of tax	1	5	15	12
Net income attributable to CSC common shareholders	$242	$211	$569	$558

Earnings per share:
Basic	$1.57	$1.38	$3.69	$3.67
Diluted	$1.54	$1.36	$3.64	$3.62

Cash dividend per common share	$.20	$-	$.50	$-

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions)	December 31, 2010	April 2, 2010
ASSETS
Cash and cash equivalents	$1,629	$2,784
Receivables, net of allowance for doubtful accounts of $47 (2011) and $47 (2010)	3,804	3,849
Prepaid expenses and other current assets	2,032	1,789
Total current assets	7,465	8,422

Property and equipment, net of accumulated depreciation of $3,879 (2011) and $3,731 (2010)	2,364	2,241
Outsourcing contract costs, net	629	642
Software, net	504	511
Goodwill	3,964	3,866
Other assets	830	773
Total assets	$15,756	$16,455

LIABILITIES
Short-term debt and current maturities of long-term debt	$471	$75
Accounts payable	390	409
Accrued payroll and related costs	709	821
Other accrued expenses	1,267	1,344
Deferred revenue	1,085	1,189
Income taxes payable and deferred income taxes	270	284
Total current liabilities	4,192	4,122

Long-term debt, net of current maturities	2,343	3,669
Income tax liabilities and deferred income taxes	533	550
Other long-term liabilities	1,466	1,606

EQUITY
CSC Stockholders’ Equity:
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 163,020,141 (2011) and 162,234,314 (2010)	163	162
Additional paid-in capital	2,078	2,006
Retained earnings	6,200	5,709
Accumulated other comprehensive loss	(891)	(1,052)

Less common stock in treasury, at cost, 8,365,844 shares (2011) and 8,284,771 shares (2010)	(383)	(379)
Total CSC stockholders’ equity	7,167	6,446
Noncontrolling interest in subsidiaries	55	62
Total equity	7,222	6,508
Total liabilities and equity	$15,756	$16,455

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Cash flows from operating activities:
Net income	$584	$570

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	857	878
Stock based compensation	46	49
Provision for losses on accounts receivable	7	17
Unrealized foreign currency exchange gain, net	(5)	(44)
Gain on dispositions	(33)	(7)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(50)	(173)
Decrease in liabilities	(602)	(883)

Net cash provided by operating activities	804	407

Cash flows from investing activities:
Purchases of property and equipment	(513)	(437)
Outsourcing contracts	(79)	(106)
Business acquisitions, net of cash acquired	(158)	(5)
Business dispositions	54	14
Software purchased and developed	(127)	(106)
Other investing activities, net	88	126

Net cash used in investing activities	(735)	(514)

Cash flows from financing activities:
Net borrowing (repayments) of commercial paper	335	(1)
Borrowings under lines of credit	47	101
Repayment of borrowings under lines of credit	(1,545)	(43)
Principal payments on long-term debt	(63)	(27)
Proceeds from stock options	26	79
Repurchase of common stock and acquisition of treasury stock	-	(2)
Excess tax benefit from stock based compensation	2	7
Dividend payments	(46)	-
Other financing activities, net	(19)	-

Net cash (used in) provided by financing activities	(1,263)	114

Effect of exchange rate changes on cash and cash equivalents	39	123

Net (decrease) increase in cash and cash equivalents	(1,155)	130
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at end of period	$1,629	$2,427

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

Comprehensive income:
Net income				569			569	15	584
Currency translation adjustment					83		83		83
Unfunded pension obligation					78		78		78
Comprehensive income							730	15	745
Cash dividends declared				(77)			(77)		(77)
Acquisition of treasury stock						(4)	(4)		(4)
Stock based compensation expense and option exercises	786	1	72				73		73
Distributions and other				(1)			(1)	(22)	(23)
Balance at December 31,2010	163,020	$163	$2,078	$6,200	$(891)	$(383)	$7,167	$55	$7,222

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 3, 2009	159,689	$160	$1,836	$4,893	$(1,004)	$(375)	$5,510	$108	$5,618

Comprehensive income:
Net income				558			558	12	570
Currency translation adjustment					374		374		374
Unfunded pension obligation					48		48		48
Comprehensive income							980	12	992
Acquisition of treasury stock						(3)	(3)		(3)
Stock based compensation expense and option exercises	2,069	2	133				135		135
Distributions and other				(1)			(1)	(61)	(62)
Balance at January 1, 2010	161,758	$162	$1,969	$5,450	$(582)	$(378)	$6,621	$59	$6,680

See accompanying notes

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

Contractual work in process balances at December 31, 2010, and April 2, 2010, of $1,193 million and $932 million, respectively, are included in prepaid expenses and other current assets.

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality, should they occur, would be accounted for as a reduction of revenue.

Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $478 million.

Depreciation expense was $174 million and $516 million for the quarter and nine months ended December 31, 2010, respectively, and $181 million and $543 million for the quarter and nine months ended January 1, 2010, respectively.

The components of accumulated other comprehensive loss are as follows:

	As of
(Amounts in millions)	December 31, 2010	April 2, 2010

Foreign currency translation adjustment	$106	$23
Unfunded pension obligation	(997)	(1,075)
Accumulated other comprehensive loss	$(891)	$(1,052)

The fiscal 2011 change in unfunded pension obligation is primarily attributable to the amendment of certain U.K. plans on April 7, 2010 (see Note 7).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Managed Services Sector (MSS) Out of Period Adjustments

The Company’s MSS segment incurred various nonrecurring adjustments, primarily in Europe’s Nordic region, netting to approximately $18 million of pre-tax charges in the third quarter and $58 million through the first nine months of fiscal 2011 that should have been recorded in prior years.  The net adjustments, combined with offsetting associated income tax effects, as well as certain unrelated out of period income tax benefits further discussed in Note 8, were immaterial to both prior year and expected current year consolidated results and financial position.

The charges resulted from accounting irregularities in the Nordic region and to a lesser extent, from accounting errors and misapplication of U.S. GAAP in the Nordic region and other parts of MSS.  These errors affected principally revenue, prepaid accounts, outsourcing contract costs, and other long-term liabilities.  In the aggregate, the Nordic region charges totaled $23 million in the third quarter and $81 million for the first nine months of fiscal 2011 and were partially offset by net credit adjustments related to MSS operations outside of the Nordic region totaling $5 million in the third quarter and $23 million in the first nine months of fiscal 2011.  The Company attributes a majority of the Nordic region adjustments for the first nine months of fiscal 2011 to suspected intentional misconduct of certain former employees in our Danish subsidiaries.  The Company is continuing to review these matters and has initiated a forensic investigation.  In addition, a formal civil investigation is being conducted by the SEC, with which the Company is cooperating.  (See Part I, Item 4)

Note 2 – Recent Accounting Pronouncements

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

Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in the Update will become effective prospectively at the start of the Company’s fiscal 2012, April 2, 2011.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that include Software Elements—A Consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software. This Update excludes from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendments in the Update will become effective prospectively at the start of the Company’s fiscal 2012, April 2, 2011. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations and cash flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In April 2010, the FASB issued ASU 2010-17 “Milestone Method of Revenue Recognition—A Consensus of the FASB Emerging Issues Task Force.”  The Update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone.  The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (i.e., record the milestone payment in its entirety in the period received).  The guidance in this Issue will apply to milestones in multiple deliverable arrangements involving research or development transactions.  The statement will become effective prospectively for fiscal years beginning at the start of the Company’s fiscal 2012, April 2, 2011.  The adoption of this statement is not expected to have a material effect on CSC’s consolidated financial statements.

Note 3 – Acquisitions and Divestitures

Acquisitions

During the first nine months of fiscal 2011, CSC acquired four privately-held companies; two during the second quarter for $61 million, and two during the third quarter for $95 million.

The purchase consideration for the acquisitions was allocated to the net assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The total purchase consideration has been preliminarily allocated as $19 million to current assets, $18 million to software, $29 million to customer-related intangible assets, $2 million to property and equipment, $6 million to non-competition agreements, $3 million to other assets, $19 million to liabilities assumed, and $98 million to goodwill.  Of the total goodwill, $58 million is associated with CSC’s NPS segment and $40 million with the BSS segment.

During fiscal 2009, CSC acquired two separate privately-held companies for approximately $38 million cash plus additional consideration of up to $19 million contingent on achievement of agreed revenue targets for future periods through the end of fiscal 2011. During the first quarter of fiscal 2011, $4 million of contingent consideration became due and was paid, and goodwill associated with the acquisition increased by the same amount.

Pro forma financial statements are not presented as the impact of these acquisitions is immaterial to CSC’s consolidated results.

Divestiture

During the second quarter of fiscal 2011, CSC completed the divestiture of an immaterial set of sub-contracts within its NPS segment whose ultimate customer is the US Federal Government, for consideration of approximately $56 million. The divestiture was driven by governmental Organizational Conflict of Interest concerns. Reflecting the divestiture, CSC derecognized net current assets of $18 million, net property and equipment of $1 million, and goodwill of $10 million, and incurred transaction costs of $1 million. The divestiture resulted in a pre-tax gain of $26 million recorded as other income. As of December 31, 2010, $54 million of the total consideration had been received as cash and the remaining $2 million is included in receivables.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 – Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	December 31, 2010	January 1, 2010

Net income attributable to CSC common shareholders	$242	$211

Common share information:
Weighted average common shares outstanding for basic EPS	154.526	152.784
Dilutive effect of stock options and equity awards common stock equivalents	2.190	2.646
Shares for diluted EPS	156.716	155.430

Basic EPS	$1.57	$1.38

Diluted EPS	$1.54	$1.36

	Nine Months Ended
(Amounts in millions, except per share data)	December 31, 2010	January 1, 2010

Net income attributable to CSC common shareholders	$569	$558

Common share information:
Weighted average common shares outstanding for basic EPS	154.378	152.052
Dilutive effect of stock options and equity awards common stock equivalents	2.056	2.227
Shares for diluted EPS	156.434	154.279

Basic EPS	$3.69	$3.67

Diluted EPS	$3.64	$3.62

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 9,730,532 and 9,597,005 for the quarter and nine months ended December 31, 2010, respectively, and 5,969,792 and 10,257,633 for the quarter and nine months ended January 1, 2010, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 – Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and April 2, 2010:

	As of
(Amounts in millions)	December 31, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$876	$876	$-	$-
Time deposits	242	242	-	-
Short term investments	9	9	-	-
Derivative assets	3	-	3	-
Total assets	$1,130	$1,127	$3	$-

Liabilities:
Commercial paper	$335	$335	$-	$-
Total liabilities	$335	$335	$-	$-

	As of
(Amounts in millions)	April 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,207	$1,207	$-	$-
Time deposits	609	609	-	-
Derivative assets	1	-	1	-
Total assets	$1,817	$1,816	$1	$-

Liabilities:
Derivative liabilities	$1	$-	$1	$-
Total liabilities	$1	$-	$1	$-

The money market funds and time deposits are included and reported in cash and cash equivalents, derivative assets in prepaid expenses and other current assets, and the derivative liabilities in accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other income, net.

Financial Instruments

The Company issued commercial paper under the existing credit facility in the third quarter of fiscal 2011.  The commercial paper is included in short-term debt and carries a weighted average interest rate of 0.4262%.

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

The carrying amount of the Company’s long-term debt was $2,343 million and $3,669 million and the estimated fair value was $2,547 million and $3,854 million as of December 31, 2010, and April 2, 2010, respectively. The fair value of long-term debt is estimated based on the current interest rates available to the Company for instruments with similar terms and remaining maturities.

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

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forwards and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans, and certain revenues denominated in non-functional currencies. The Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815 (previously FAS 133) and all changes in fair value are reported as part of other income, net.

The notional amount of the foreign currency forward contracts outstanding as of December 31, 2010, and April 2, 2010, was $361 million and $474 million, respectively. The notional amount of option contracts outstanding as of December 31, 2010, and April 2, 2010, was $121 million and $46 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $3 million and $0 million, respectively, as of December 31, 2010, and $1 million and $1 million, respectively, as of April 2, 2010 (see Note 5).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.  As of December 31, 2010, there was a counterparty with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company would incur is $3 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 – Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	December 31, 2010		January 1, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$7	$2	$9
Interest cost	41	31	42	27
Expected return on assets	(39)	(32)	(40)	(23)
Amortization of unrecognized net loss and other	6	4	1	6
Net periodic pension cost	$10	$10	$5	$19

	Nine Months Ended
(Amounts in millions)	December 31, 2010		January 1, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$6	$22	$30	$25
Interest cost	123	90	125	81
Expected return on assets	(117)	(93)	(118)	(68)
Amortization of unrecognized net loss and other	18	16	5	17
Pension curtailment	-	-	(13)	-
Net periodic pension cost	$30	$35	$29	$55

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

The Company expects to contribute approximately $180 million to the defined benefit pension plans during fiscal 2011.  During the quarter ended December 31, 2010, the Company contributed $48 million to the defined benefit pension plans.  During the nine months ended December 31, 2010, the Company contributed $139 million to the defined benefit pension plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of net periodic benefit cost for other postretirement benefit plans, on a global basis, are as follows:

	Quarter Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Other Postretirement Benefits
Service cost	$1	$-
Interest cost	4	3
Expected return on assets	(2)	(1)
Amortization of unrecognized net loss and other	3	2
Net provision for postretirement benefits	$6	$4

	Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Other Postretirement Benefits
Service cost	$3	$-
Interest cost	11	9
Expected return on assets	(5)	(3)
Amortization of unrecognized net loss and other	9	6
Net provision for postretirement benefits	$18	$12

The Company expects to contribute approximately $22 million to the postretirement benefit plans during fiscal 2011.  During the quarter ended December 31, 2010, the Company contributed $8 million to the postretirement benefit plans.  During the nine months ended December 31, 2010, the Company contributed $13 million to the postretirement benefit plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 – Income Taxes

The effective tax rate for the third quarter and nine months ended December 31, 2010, was (5.2%) and 19.0%, respectively, and for the third quarter and nine months ended January 1, 2010, was 25.8% and 22.6%, respectively.  The decrease in the effective tax rate for the third quarter and nine months ended December 31, 2010, was primarily due to income tax benefits recognized related to research and development (“R&D”) credits of 27.9% and 9.0%, respectively.  The R&D credit benefits were primarily composed of new credits resulting from the passage of tax legislation, which extended the credits, and tentative agreements related to the current IRS exam cycle.  In addition, the Company generated greater U.S. foreign tax credits in the current fiscal year than in the prior fiscal year, which provided a benefit to the effective tax rate for the third quarter and nine months ended December 31, 2010, of 7.5% and 2.4%, respectively.  Additionally, the year-to-date rate benefited from the recognition of out of period adjustments of approximately $22 million of which $8 million was recorded in the third quarter of fiscal year 2011.

As of December 31, 2010, in accordance with ASC 740-10 (FASB Interpretation No. 48), the Company’s liability for uncertain tax positions was $452 million, which is included in non current liabilities on the Company’s balance sheet, including interest of $83 million and penalties of $28 million.  The Company’s liability for uncertain tax positions at December 31, 2010, includes $255 million related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The liability for uncertain tax positions decreased by approximately $34 million during the current nine month period primarily due to tentative agreements with tax authorities during the current IRS exam cycle related to prior year R&D credits.  This amount is included in the income tax benefits for R&D credits referenced above.  There were no material changes to accrued interest and penalties as of the third quarter of fiscal 2011, as compared to the end of fiscal 2010.

Tax Examination Status

The Company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction	Tax Years that Remain Subject to Examination (Fiscal Year Ending)
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2006 and forward
United Kingdom	2009 and forward

It is reasonably possible that during the next twelve months the Company’s liability for uncertain tax positions may change by a significant amount.  The IRS is examining the Company’s federal income tax returns for fiscal years 2005 through 2007, and the Company expects to reach a settlement during fiscal year 2012.  The nature of the significant items subject to examination includes depreciation, amortization, R&D credits, and U.S. related international tax issues.  In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld.  Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction of the liability for uncertain tax positions of up to $225 million, excluding interest, penalties and tax carryforwards.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 – Stock Incentive Plans

As of December 31, 2010, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the quarter and nine months ended December 31, 2010, and January 1, 2010, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	December 31, 2010	January 1, 2010
Cost of services	$3	$3
Selling, general and administrative	13	12
Total	$16	$15
Total net of tax	$10	$9

	Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010
Cost of services	$9	$11
Selling, general and administrative	37	38
Total	$46	$49
Total net of tax	$28	$30

The Company’s overall stock-based compensation granting practice has not changed year over year. During the nine months ended December 31, 2010, the Company modified certain underlying assumptions in the fair value calculations, as described below.  An adjustment to reflect actual forfeiture experience for fiscal 2010 decreased stock-based compensation expense recognized for the nine months ended December 31, 2010, by $6 million.

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

The weighted average grant date fair values of stock options granted during the nine months ended December 31, 2010, and January 1, 2010, were $12.96 and $15.15 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	December 31, 2010	January 1, 2010
Risk-free interest rate	2.37%	2.20%
Expected volatility	28%	41%
Expected term	5.86 years	4.14 years
Dividend yield	1.17%	-

During the nine months ended December 31, 2010, and January 1, 2010, the Company realized income tax benefits related to all of its stock incentive plans of $5 million and $12 million, respectively.  An excess tax benefit of $2 million and $7 million was realized during the nine months ended December 31, 2010, and January 1, 2010, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs).  At December 31, 2010, 6,487,867 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of December 31, 2010
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of April 2, 2010	17,008,397	$46.36	5.58	$141
Granted	2,781,874	48.23
Exercised	(675,951)	41.70
Canceled/forfeited	(219,741)	46.04
Expired	(390,374)	54.24
Outstanding as of December 31, 2010	18,504,205	46.65	5.57	84

Vested and expected to vest in the future as of December 31, 2010	18,232,983	46.64	5.51	83
Exercisable as of December 31, 2010	13,159,829	46.76	4.28	65

The total intrinsic value of options exercised during the nine months ended December 31, 2010, and January 1, 2010, was $6 million and $24 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the nine months ended December 31, 2010, and January 1, 2010, was $26 million and $79 million, respectively.

As of December 31, 2010, there was $49 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.83 years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A portion of the Other Equity Awards granted during the nine months ended December 31, 2010, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards are reflected at the number of shares expected to be redeemed upon achievement of target performance measures.

During the nine months ended December 31, 2010, certain senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of December 31, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	1,154,668	$45.88
Granted	492,523	48.15
Released/Redeemed	(138,142)	51.34
Forfeited/Canceled	(16,728)	51.94
Outstanding as of December 31, 2010	1,492,321	46.05

As of December 31, 2010, there was $32 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 1.96 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of December 31, 2010, 154,700 shares of CSC common stock were available for the grant of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	As of December 31, 2010
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	133,221	$46.47
Granted	24,000	42.25
Redeemed	(180)	42.69
Forfeited/Canceled	-	-
Outstanding as of December 31, 2010	157,041	45.83

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

Note 10 – Cash Flows—Supplemental Disclosures

Cash payments for interest were $97 million and $148 million for the nine months ended December 31, 2010, and January 1, 2010, respectively.  Cash payments for income taxes, net of refunds, were $182 million and $294 million for the nine months ended December 31, 2010, and January 1, 2010, respectively.

Non-cash investing activities include the following:

(Amounts in millions)	Nine Months Ended
	December 31, 2010	January 1, 2010
Capital expenditures in accounts payable and accrued expenses	$42	$37
Capital expenditures through capital lease obligations	167	38
Assets acquired under long-term financing	115	-

Non-cash financing activities included common share dividends declared but not yet paid of $31 million for the nine months ended December 31, 2010.

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

·	Managed Services Sector (MSS) – The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

·
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) – based software solutions.  These service offerings and clientele overlap.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables summarize operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2011
Quarter Ended December 31, 2010
Revenues	$1,482	$1,653	$899	$5	$(31)	$4,008
Operating income (loss)	117	110	85	(14)	-	298
Depreciation and amortization	33	197	31	8	-	269

Fiscal 2010
Quarter Ended January 1, 2010
Revenues	$1,477	$1,618	$887	$4	$(33)	$3,953
Operating income (loss)	140	175	81	(19)	-	377
Depreciation and amortization	33	207	37	3	-	280

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2011
Nine Months Ended December 31, 2010
Revenues	$4,583	$4,832	$2,589	$12	$(91)	$11,925
Operating income (loss)	405	306	225	(49)	-	887
Depreciation and amortization	98	579	99	22	-	798

Fiscal 2010
Nine Months Ended January 1, 2010
Revenues	$4,617	$4,761	$2,589	$13	$(88)	$11,892
Operating income (loss)	403	435	205	(60)	(1)	982
Depreciation and amortization	99	606	110	10	-	825

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Operating income	$298	$377	$887	$982
Corporate G&A	(34)	(48)	(105)	(123)
Interest expense	(43)	(50)	(126)	(158)
Interest income	8	6	25	20
Other income, net	2	6	40	15
Income before taxes	$231	$291	$721	$736

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12 – Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators include: a significant decline in expected future cash flows; a sustained, significant decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in growth rates.  Management believes that there have been no events or circumstances in the third quarter of fiscal 2011 which would more likely than not reduce the fair value for its reporting units below their carrying value.

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 31, 2010:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill gross	$694	$1,920	$1,271	$3,885
Accumulated impairment losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	694	1,920	1,252	3,866

Additions	62	-	40	102
Deductions	(10)	-	-	(10)
Foreign currency translation	-	8	(2)	6
Impairment losses	-	-	-	-

Goodwill gross	746	1,928	1,309	3,983
Accumulated impairment losses	-	-	(19)	(19)
Balance as of December 31, 2010, net	$746	$1,928	$1,290	$3,964

The addition to goodwill of $102 million consists of $98 million related to acquisitions of new businesses and $4 million of contingent consideration paid on a fiscal 2009 acquisition.  The reduction of $10 million relates to a divestiture of an immaterial set of NPS contracts (See Note 3).

The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

A summary of amortizable intangible assets as of December 31, 2010, and April 2, 2010, is as follows:

	As of December 31, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,809	$1,305	$504
Outsourcing contract costs	2,017	1,388	629
Customer and other intangible assets	430	255	175
Total intangible assets	$4,256	$2,948	$1,308

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Software	$1,716	$1,205	$511
Outsourcing contract costs	1,875	1,233	642
Customer and other intangible assets	397	234	163
Total intangible assets	$3,988	$2,672	$1,316

Amortization related to intangible assets was $111 million and $116 million for the quarters ended December 31, 2010, and January 1, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $17 million in each of the respective quarters.  Amortization related to intangible assets was $326 million and $325 million for the nine months ended December 31, 2010, and January 1, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $51 million and $44 million in each of the respective nine month periods.  Estimated amortization expense related to intangible assets as of December 31, 2010, for fiscal 2011 through fiscal 2015, is as follows: $462 million, $329 million, $254 million, $184 million and $126 million, respectively.

Amortization expense related to capitalized software was $42 million and $40 million for the quarters ended December 31, 2010, and January 1, 2010, respectively, and $130 million and $122 million for the nine months ended December 31, 2010, and January 1, 2010, respectively.

Note 13 – Commitments and Contingencies

Commitments

The primary financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base.  The Company's credit risk is also impacted by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of December 31, 2010, the Company had $12 million of accounts receivable and $7 million of allowance for doubtful accounts with customers involved in bankruptcy proceedings.

In the normal course of business, the Company provides certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would be liable for the amounts of these guarantees only in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of December 31, 2010, the Company had $673 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and therefore there are no material obligations in connection with these guarantees as of December 31, 2010.

The Company uses standby letters of credit in lieu of cash to support various risk management insurance policies.  These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies.  As of December 31, 2010, the Company had $87 million of outstanding standby letters of credit.  The Company also guarantees working capital credit lines for certain of its non-U.S. business units with local financial institutions.  Generally, guarantees have a one-year term and are renewed annually.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the expiration of the Company’s financial guarantees and standby letters of credit outstanding as of December 31, 2010:

(Amounts in millions)	Fiscal 2011	Fiscal 2012	Fiscal 2013 and thereafter	Total
Performance guarantees:
Surety bonds	$3	$28	$-	$31
Letters of credit	604	25	13	642
Standby letters of credit	36	48	3	87
Foreign subsidiary debt guarantees	3	621	-	624
Total	$646	$722	$16	$1,384

The Company generally indemnifies its software license customers from claims of infringement on a United States patent, copyright, or trade secret.  CSC’s indemnification covers costs to defend customers from claims, court awards or related settlements.  The Company maintains the right to modify or replace software in order to eliminate any infringement.  Historically, CSC has not incurred any significant costs related to customer software license indemnification, and management considers the likelihood of incurring future costs to be remote.

Contingencies

As of December 31, 2010, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals (“ASBCA”).  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

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

On November 19, 2010, the Government and the Company entered into a formal agreement to stay the CDA Claims litigation and engage in a non-binding alternate dispute resolution (“ADR”) process to resolve all outstanding CDA Claims and other issues associated with the contract.  This expedited process began on December 6, 2010, and is expected to conclude in the first quarter of Fiscal Year 2012.  If the parties do not reach settlement, the litigation will resume.  As part of the ADR process and in accordance with the terms of the ADR agreement, on November 22, 2010, the Company filed with the Government two requests for equitable adjustment (“REA”) totaling approximately $1.3 billion associated with the same contract under which the CDA Claims were brought.  REAs, unlike CDA Claims, are not interest bearing.  The matters covered by the REAs overlap with each other and, to some extent, with certain matters covered by the CDA claims, but the REAs seek recovery under other legal theories.  The aggregate amount of REAs and CDA Claims filed by the Company is not indicative of the amounts that would ultimately be recoverable by the Company.  However, were the Company to be successful with its REAs, the amount recovered could be greater than the total value of the CDA Claims.  There are no additional assets on the Company’s books that relate to the REAs described above.

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

On August 15, 2006, a federal ERISA class action alleging stock options backdating at the Company and miscellaneous violations of ERISA fiduciary duties with respect to CSC’s 401(k) plan was filed in the U.S. District Court in the Eastern District of New York entitled Quan, et al. v. CSC, et al., CV 06-3927.  On September 21, 2006, a related ERISA class action was filed in the same court entitled Gray, et al. v. CSC, et al., CV 06-5100.  The complaints named as defendants the Company, the Company’s Retirement and Employee Benefits Plans Committee and various directors and officers.  The ERISA actions were consolidated and, on February 28, 2007, plaintiffs filed an amended ERISA class action complaint.  On January 8, 2008, the District Court granted a motion to transfer the consolidated cases to the United States District Court in Los Angeles, California, where the cases were consolidated before the District Court judge in Case No. CV 08-2398-SJO.  Class certification was granted on December 29, 2008.  Defendants and plaintiffs each filed motions for summary judgment on May 4, 2009, and supplemental briefs thereafter.  On July 13, 2009, the District Court entered an Order granting summary judgment in favor of the Company and the other defendants.  On September 30, 2010, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) affirmed the decision of the District Court in favor of the Company and the other defendants.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On October 21, 2010, plaintiffs petitioned the Ninth Circuit to rehear en banc the September 30, 2010 decision.  Rehearing was denied by the Ninth Circuit on December 2, 2010.  On January 26, 2011, an order terminating the case was issued by the District Court.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court.  This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing took place on August 18, 2010.  A decision is pending.  It is not possible to make a reliable estimate of the amount or range of loss, if any, that could result from this matter at this time.

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

On January 28, 2011, the Company was notified by the SEC that the SEC has commenced a formal civil investigation relating to previously disclosed accounting adjustments in the MSS segment, primarily in Europe’s Nordic region.  The Company is cooperating with the Commission’s investigation.

In addition to the matters noted above, the Company is currently a party to a number of matters which involve or may involve litigation.  The Company consults with legal counsel and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, among other things,  the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make accurate estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated financial statements of the Company.

Note 14 – Subsequent Event

On February 4, 2011, the U.K.'s National Health Service (NHS) formally notified the Company that it believes the Company's failure to achieve a key milestone related to the Pennine Care NHS Foundation Trust implementation by January 28, 2011, constitutes a breach of contract and the NHS is considering its position on termination of all or parts of the contract; however, the NHS has clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, the NHS is considering the full range of options it believes are available to the NHS.  The Company has disputed the alleged breach and both parties are continuing to work toward completion of the Pennine implementation.  Both the NHS and the Company have indicated their intent to continue discussions regarding modifications to the contract with the agreed mutual intent to reach agreement as soon as practicable on terms satisfactory to both parties.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and First Nine Months of Fiscal 2011 versus
Third Quarter and First Nine Months of Fiscal 2010

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of CSC.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 2, 2010.  The following discussion relates to the Company's financial condition and results of operations as of and for the quarter and nine months ended December 31, 2010, and the comparable periods of the prior fiscal year.

Third Quarter Overview

Key operating results for the third quarter include:

·
Third quarter revenues were up 1.4% to $4.0 billion and nine month revenues were up 0.3% to $11.9 billion compared to the prior year. On a constant currency basis(1), revenues were up 2.1% for the quarter and up 0.9% for the first nine months.

·	Income before taxes for the quarter decreased 20.6% to $231 million versus the fiscal 2010 third quarter and decreased 2.0% to $721 million versus the fiscal 2010 first nine months.

·
Operating income(2) for the quarter decreased 21.0% to $298 million versus the fiscal 2010 third quarter, and operating income margins decreased to 7.44% from 9.54% for the fiscal 2010 third quarter. For the first nine months, operating income decreased 9.7% to $887 million, and operating income margins decreased to 7.44% from 8.26%.

·	Net income attributable to CSC common shareholders for the third quarter was $242 million, an increase of 14.7%, or $31 million, as compared to the prior year.

·	Diluted earnings per share were $1.54 for the fiscal 2011 third quarter, an increase from $1.36 for the prior period.

·
Business awards(3) of $2.3 billion were announced for the third quarter 2011, compared to $6.8 billion in the prior fiscal year period. For the third quarter of fiscal 2011, NPS was awarded $0.5 billion, MSS was awarded $1.0 billion, and BSS was awarded $0.8 billion.  Total backlog(3) at the end of third quarter of fiscal 2011 was $37.4 billion, a decrease of $4.9 billion as compared to the backlog at the end of the third quarter of fiscal 2010 of $42.3 billion. Of the total $37.4 billion backlog, $3.1 billion is expected to be realized as revenue in the remainder of fiscal 2011.  Of the total backlog, $13.7 billion is not yet funded.

·	Days Sale Outstanding (DSO)(4) of 85 days compared to 88 days at the end of the third quarter of the prior fiscal year.

·	Debt-to-total capitalization ratio(5) at December 31, 2010 was 28.0% compared to 36.5% at fiscal year-end 2010.

·	Return on Investment (ROI)(6) for the four quarters ended December 31, 2010, was 9.6%, down from 11.1% for the comparable prior period.

·	Cash provided by operating activities was $804 million for the nine months of fiscal 2011, compared to $407 million for the nine months of fiscal 2010.

·	Cash used in investing activities was $735 million for the nine months of fiscal 2011, compared to $514 million for the nine months of fiscal year 2010.

·	Cash used in financing activities was $1,263 million for the nine months of fiscal 2011, compared to cash provided of $114 million for the nine months of fiscal year 2010.

·	Free cash flow(7) for the nine months of fiscal 2011 was $110 million inflow as compared to $140 million outflow for the nine months of fiscal 2010, an increase of $250 million.

(1)
Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period.  Financial results on a “constant currency basis” are calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates.  This approach is used for all results where the functional currency is not the U.S. dollar.

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

	Quarter Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Operating income	$298	$377
Corporate G&A	(34)	(48)
Interest expense	(43)	(50)
Interest income	8	6
Other income, net	2	6
Income before taxes	$231	$291

	Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Operating income	$887	$982
Corporate G&A	(105)	(123)
Interest expense	(126)	(158)
Interest income	25	20
Other income, net	40	15
Income before taxes	$721	$736

(3)
For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. Business awards for MSS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. BSS award values are based on firm commitments.

Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions, and all of the option periods. Value of competitive IDIQ awards is included in computation of backlog only when a task order is awarded. Value of non-competitive IDIQ awards included in computation of backlog represents management’s estimate at the award date.  Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

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

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010

Adjusted Net Income	$1,009	$1,143
Less:
Interest expense	221	227
Special items	-	-
Tax effect of Interest Expense and Special Items	(38)	(24)
Net income attributable to CSC	$826	$940

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

The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Nine Months Ended
(Amount in millions)	December 31, 2010	January 1, 2010

Free cash flow	$110	$(140)
Net cash used in investing activities	735	514
Acquisitions, net of cash acquired	(158)	(5)
Business dispositions	54	14
Payments on capital leases and other long-term asset financings	63	24
Net cash provided by operating activities	$804	$407
Net cash used in investing activities	$(735)	$(514)
Net cash (used in) provided by financing activities	$(1,263)	$114

Reportable Segments

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments for fiscal 2011 and 2010 are as follows:

·
North American Public Sector – The NPS segment operates principally within a regulated environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

·	Managed Services Sector – The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

·
Business Solutions & Services – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property (IP) based software solutions.

Results of Operations

Revenues

	Quarter Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Change	Percent

NPS	$1,482	$1,477	$5	0.3%
MSS	1,653	1,618	35	2.2
BSS	899	887	12	1.4
Corporate	5	4	1
Subtotal	4,039	3,986	53	1.3
Eliminations	(31)	(33)	2
Total Revenue	$4,008	$3,953	$55	1.4

	Nine Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Change	Percent

NPS	$4,583	$4,617	$(34)	(0.7)%
MSS	4,832	4,761	71	1.5
BSS	2,589	2,589	-	-
Corporate	12	13	(1)
Subtotal	12,016	11,980	36	0.3
Eliminations	(91)	(88)	(3)
Total Revenue	$11,925	$11,892	$33	0.3

The factors affecting the percent change in revenues for the third quarter and nine months ended December 31, 2010, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.3%	-	-	0.3%
MSS	-	(1.0)%	3.2%	2.2
BSS	0.3	(1.4)	2.5	1.4
Cumulative Net Percentage	0.2	(0.7)	1.9	1.4

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total

NPS	0.1%	-	(0.8)%	(0.7)%
MSS	-	(1.0)%	2.5	1.5
BSS	0.9	(1.2)	0.3	-
Cumulative Net Percentage	0.2	(0.6)	0.7	0.3

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Change	Percent

Department of Defense	$1,141	$1,074	67	6.2%
Civil Agencies	301	353	(52)	(14.7)
Other(1)	40	50	(10)	(20.0)
Total North American Public Sector	$1,482	$1,477	$5	0.3

	Nine Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	Change	Percent

Department of Defense	$3,424	$3,405	19	0.6%
Civil Agencies	1,007	1,062	(55)	(5.2)
Other(1)	152	150	2	1.3
Total North American Public Sector	$4,583	$4,617	$(34)	(0.7)

(1)	Other revenues consist of state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.

NPS revenue increased $5 million, or 0.3%, for the fiscal 2011 third quarter as compared to the same period in the prior year, and decreased $34 million, or 0.7%, for the nine months. Excluding a small acquisition made in the second quarter of fiscal 2011, third quarter revenue was flat year over year. Increases in Department of Defense (DOD) revenue were offset by declines in Civil Agencies and Other NPS revenue. The Defense growth was primarily due to contracts with the Department of Homeland Security and a classified agency, and additional work on a contract with the U.S. Navy.  The growth from these contracts offset declines from two U.S. Army contracts on which the tasking is coming to completion. The decline in the Civil Agencies revenue was driven by reduced tasking on contracts with the EPA, NASA, the Department of Transportation and the Census Bureau. Other revenue declined due to a reduction in revenue recognized on certain state Medicaid projects.

Multiple factors contributed to the decline in revenue for the nine months.  Within DOD, higher revenue for the nine months on several programs exceeded the adverse effects from reduced activity on two U.S. Army contracts on which tasking is coming to completion and from a second quarter fiscal 2010 $65 million claim settlement that increased prior year revenue but did not repeat in fiscal 2011. Higher other DOD revenue was primarily driven by increased tasking on two U.S. Navy contracts and new work for a classified agency the total of which contributed approximately $100 million of additional revenue.  However, Civil declines drove the overall NPS total down for the year, and came primarily from contracts with the Department of Health and Human Services, the Department of Transportation and the EPA that either ended or experienced a reduction in customer spending. These declines were partly offset by higher year over year revenue on the US Census contract.

NPS won $0.5 billion of new awards during the third quarter ($4.6 billion for the nine months), compared to $0.8 billion and $5.7 billion in the prior year third quarter and first nine months, respectively. Overall, revenue growth and contract awards continued to be impacted by a slowdown in the U.S. federal procurement environment, driven primarily by delayed contract awards and a higher rate of award protests.

Managed Services Sector

MSS revenue increased $35 million, or 2.2%, for the fiscal 2011 third quarter as compared to the same period in the prior year, and increased $71 million, or 1.5%, for the nine months. In constant currency, revenue increased 3.2% for the quarter and 2.5% for the nine months, with adverse currency effects in Europe partially offset by currency benefits in Australia. The overall MSS growth was primarily from a combination of new client engagements won in fiscal 2010 and 2011 which generated approximately $152 million and $437 million revenue during fiscal 2011 third quarter and nine months, respectively, as well as growth on existing accounts. The increases were partially offset by contract conclusions and terminations of $88 million for the quarter and $243 million for the nine months, plus volume or scope reductions of $68 million for the quarter and $157 million for the nine months.

A new $2.9 billion ten-year contract with a major financial institution commenced in late fiscal 2010 and, combined with increased scope on existing engagements for the same client, contributed $104 million and $270 million of the third quarter and nine month growth, respectively.  A new contract with the UK government commenced in the first half of fiscal 2010 and contributed $44 million of the nine month growth.

During the third quarter of fiscal 2011, MSS had contract awards of $1.0 billion, compared to $5.2 billion in the comparable prior fiscal period, and $3.0 billion for the nine months versus $6.6 billion in the prior year. Third quarter awards included new contracts and successful recompetes.

Business Solutions and Services

BSS revenue increased $12 million, or 1.4%, for the fiscal 2011 third quarter as compared to the same period in the prior year, and was flat for the nine months. In constant currency, revenue increased 2.8% for the quarter and 1.2% for the nine months, with adverse currency effects in Europe partially offset by currency benefits in Australia.

Third quarter revenue growth was primarily from increases in the BSS consulting business in financial services, which contributed an incremental $18 million in fiscal 2011 revenue. The financial services group benefited from increased business process outsourcing services as well as from higher software and project-related services. Other consulting businesses grew in the Americas and in Europe’s western region, primarily France, but declines throughout the rest of Europe offset the growth, including lower revenue on the U.K.’s National Health Service (“NHS”) contract due to timing between quarters of milestone deliverables. Growth in BSS’ Australian staffing business and Asia’s hardware resale business contributed an additional $12 million of year over year revenue. Healthcare-related consulting business in the Americas region was down $5 million, primarily from the completion of a major contract with a large insurance company. In addition, the business continued to experience delays as the US industry grapples with the uncertainty of healthcare reform. A small acquisition at the end of fiscal 2011’s third quarter is expected to extend the Company’s presence in the Life Sciences market sector providing end-to-end business solutions for electronic regulatory submissions.

For the nine months, year over year revenue contributions of $26 million from small acquisitions in the second quarters of fiscal 2010 and 2011 were more than offset by the fiscal 2010 divestiture of a small Hong Kong value-added reseller business, which provided $74 million of revenue in fiscal 2010 versus none in the current year. Excluding the impacts of currency and the acquisitions and divestiture, BSS’ revenue rose approximately $78 million and 3.0% in the first nine months of fiscal 2011.

The primary drivers for the $78 million change were increases in the BSS consulting business in financial services and on NHS. Financial services growth of $59 million for the nine months was a result of higher business process outsourcing services revenue as well as increased software and project related services. Growth on the NHS program contributed approximately $18 million for the nine months. Other consulting business saw pockets of improvement, particularly in Europe’s western region, primarily France. Healthcare-related consulting business in the Americas region declined $27 million for the first nine months as a result of a contract conclusion and the continued uncertainty in the U.S. marketplace.

Revenue growth in BSS continued to come from a combination of new customers and incremental project work at existing customers. During the third quarter of fiscal 2011, BSS had contract awards of $0.8 billion, compared to $0.8 billion in the comparable prior year fiscal period, and $2.4 billion for the nine months versus $2.6 billion in the prior year. Collaboration between CSC’s BSS and MSS segments generated several successful wins in the quarter.

The Company’s contract with the NHS to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract. In 2010, the NHS requested that the Company consider a reduction in contract value as a result of the U.K. government’s national austerity program and, as a result, the Company held discussions with the customer on the NHS contract regarding potential modifications that are likely to reduce the scope of the work and total contract value. Total contract value, based on proposals submitted to the NHS, is currently estimated to be reduced between $800 to $950 million. The Company and the NHS are continuing in discussions; however, the parties have not reached final agreement as to any reduction in scope of the work or total contract value. On February 4, 2011, the NHS formally notified the Company that it believes the Company's failure to achieve a key milestone related to the Pennine Care NHS Foundation Trust implementation by January 28, 2011, constitutes a breach of contract and the NHS is considering its position on termination of all or parts of the contract; however, the NHS has clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, the NHS is considering the full range of options it believes are avaialble to the NHS.  The Company has disputed the alleged breach and both parties are continuing to work toward completion of the Pennine implementation.  Both the NHS and the Company have indicated their intent to continue discussions regarding modifications to the contract with the agreed mutual intent to reach agreement as soon as practicable on terms satisfactory to both parties.  These modifications, if agreed, could result in a further reduction to total contract value in addition to the reduction described above.  The contract is currently profitable and the Company expects to recover its investment.  Future events, including the results of the current negotiations between the parties, could result in a charge to reduce the contract profitability recognized to date, reduced future profitability and have an adverse impact on the Company's cash flows.  See further discussion in Note 14 - Subsequent Event in the Notes to Consolidated Condensed Financial Statements as well as in the Liquidity and Capital Resources section of this MD&A.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Cost of services (excludes depreciation and amortization)	$3,232	$3,105	80.6%	78.5%	2.1%
Selling, general and administrative	243	239	6.1	6.0	0.1
Depreciation and amortization	269	280	6.7	7.1	(0.4)
Interest expense, net	35	44	0.9	1.1	(0.2)
Other income, net	(2)	(6)	(0.1)	(0.2)	0.1
Total	$3,777	$3,662	94.2%	92.5%	1.7%

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Dollars in millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Cost of services (excludes depreciation and amortization)	$9,611	$9,476	80.6%	79.7%	0.9%
Selling, general and administrative	734	732	6.2	6.1	0.1
Depreciation and amortization	798	825	6.7	6.9	(0.2)
Interest expense, net	101	138	0.8	1.2	(0.4)
Other income, net	(40)	(15)	(0.3)	(0.1)	(0.2)
Total	$11,204	$11,156	94.0%	93.8%	0.2%

MSS Out of Period Adjustments

The Company’s MSS segment incurred various nonrecurring adjustments, primarily in Europe’s Nordic region, netting to approximately $18 million of pre-tax charges in the third quarter and $58 million through the first nine months of fiscal 2011 that should have been recorded in prior years.  The net adjustments, combined with offsetting associated income tax effects, as well as certain unrelated out of period income tax benefits further discussed in Note 8, were immaterial to both prior year and expected current year consolidated results and financial position.

The charges resulted from accounting irregularities in the Nordic region and to a lesser extent, from accounting errors and misapplication of U.S. GAAP in the Nordic region and other parts of MSS.  These errors affected principally revenue, prepaid accounts, outsourcing contract costs, and other long-term liabilities.  In the aggregate, the Nordic region charges totaled $23 million in the third quarter and $81 million for the first nine months of fiscal 2011 and were partially offset by net credit adjustments related to MSS operations outside of the Nordic region totaling $5 million in the third quarter and $23 million in the first nine months of fiscal 2011.  The Company attributes a majority of the Nordic region adjustments for the first nine months of fiscal 2011 to suspected intentional misconduct of certain former employees in our Danish subsidiaries.  The Company is continuing to review these matters and has initiated a forensic investigation.  In addition, a formal civil investigation is being conducted by the SEC, with which the Company is cooperating. (See Part I, Item 4)

Costs of Services

Costs of services (COS) as a percentage of revenue increased 2.1 percentage points for the third quarter and 0.9 percentage points for the first nine months of fiscal 2011 to 80.6% and 80.6%, respectively. Higher cost ratios at MSS and NPS drove the third quarter change, while the nine month change was a result of a higher MSS ratio partially offset by improvements at BSS and NPS.

MSS’ COS ratio for the third quarter and first nine months was adversely impacted by the out of period adjustments noted above. Additionally in the Nordic region, operational issues including excess staffing capacity, performance issues and lower revenue also increased the COS ratio for the third quarter and nine months. The Company is addressing the operational issues as well as the factors that led to the out of period adjustments. The MSS third quarter COS ratio was further adversely impacted by higher start-up and transition expenses on several contracts.

Cost control measures taken in fiscal 2010 and continuing in fiscal 2011 partially offset the MSS issues noted above and drove ratio improvements in BSS for the quarter and nine months. BSS measures included salary and headcount reductions, facilities reductions in space and cost, as well as reduction in other discretionary spending including travel costs. MSS cost control measures included a workforce realignment comprising reductions and shifting to low cost regions as well as ongoing focus on containing discretionary spending and adjustments to incentive compensation.

A higher year over year NPS COS ratio for the third quarter primarily resulted from a favorable EAC adjustment in the prior year that did not repeat in fiscal 2011’s third quarter. The fiscal 2010 adjustment of $23 million was on a majority-owned contract, and so a portion of the benefit was offset by an increased noncontrolling interest adjustment to record the minority partner’s share of earnings. Similar favorable EAC adjustments were recorded in fiscal 2011’s first and second quarter, resulting in a net favorable COS ratio comparison for the nine months of fiscal 2011 versus the prior year.

An adverse impact to both the NPS and MSS COS ratios for the year-over-year nine month comparison was a fiscal 2010 first quarter pension-related benefit that did not repeat in fiscal 2011. CSC recorded a $13 million reversal of a prior service credit resulting from the Company’s decision to freeze future benefits relating to salary and service for most participants in the U.S.-based Computer Sciences Corporation Employee Pension Plan. Approximately $7 million of the curtailment credit was in NPS and $6 million in MSS.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue increased 0.1 percentage point for both the third quarter and the first nine months of fiscal 2011 as compared to the prior year. Lower overall Corporate G&A expenses in fiscal 2011’s third quarter and first nine months benefited the consolidated SG&A ratio, but were offset by higher ratios in MSS and BSS in the third quarter and a higher BSS ratio for the nine months.

MSS’ higher SG&A ratio in the third quarter primarily resulted from increased spending on bid and proposal projects as well as on increased pre-sales and market development activities in the MSS global applications market. The higher third quarter ratio offset improvements in prior quarters that resulted from ongoing cost control actions at MSS, including workforce realignments and discretionary spending. MSS continues to realign both its direct and indirect workforce, benefiting both SG&A and COS ratios, and now has low cost centers in over a dozen locations worldwide.

Ongoing cost control actions in BSS were more than offset by other drivers that pushed the BSS ratio higher for the third quarter and first nine months of fiscal 2011.  The drivers primarily related to higher fiscal 2011 costs resulting from two recent acquisitions, bonus and pension accruals as well as increased spending in support of the Company’s vertical strategy.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased by 0.4 percentage points for the third quarter and decreased 0.2 percentage points for the first nine months of fiscal 2011. Lower D&A expense across the Company, particularly at MSS and BSS, drove the improvements for the quarter and nine months. The Company’s ongoing program to reduce capital spending positively impacted the total dollar spend as well as the ratios. In particular, lower fiscal 2010 capital expenditures were the primary driver of the improvements. In addition, contract conclusions and terminations at MSS in fiscal 2011 resulted in the sale of assets back to customers, thus reducing ongoing deprecation. Partially offsetting the drivers toward lower D&A ratios were asset acquisitions and associated contract costs in fiscal 2011 for new contracts.

Interest Expense, Net

Interest expense, net of interest income, declined $9 million in the fiscal 2011 third quarter as compared to the same period in the prior year, and declined $37 million for the nine months. The decline is a combination of lower interest expense and higher interest income during both the third quarter and first nine months of fiscal 2011.

The lower interest expense is primarily a result of a lower level of debt during the third quarter and the nine months of fiscal 2011 when compared to comparable periods of fiscal 2010, primarily due to repayment of the 7.375% $500 million term notes in the fourth quarter of fiscal 2010, and repayment of the $1.5 billion credit facility in the third quarter of fiscal 2011. Partially offsetting the lower interest expense on the term notes and the credit facility was higher interest expense due to increased borrowing on account of capital leases and other long-term asset financing during the third quarter and first nine months of fiscal 2011, as compared to the prior year.

Interest income is higher primarily as a result of increases in the non-US cash and cash equivalents balances at December 31, 2010 versus January 1, 2010.

Other Income, Net

Other income decreased $4 million for the third quarter of fiscal 2011 as compared to the same period in the prior year, and increased $25 million for the nine months.  The decrease in the third quarter is primarily due to the impact of changes in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities and related hedges.  The increase in the nine months of fiscal 2011 was primarily a result of gains from sale of a set of sub-contracts within the NPS of $26 million, and sale of certain non-controlling interests in other businesses of $6 million, offset by reduced equity in earnings of unconsolidated affiliates and impact of foreign currency exchange rates.

Taxes

The effective tax rate for the fiscal 2011 third quarter and nine months was (5.2%) and 19.0%, respectively, as compared to 25.8% and 22.6% for the equivalent prior year periods.  The decrease in the effective tax rate for the third quarter and nine months ended December 31, 2010 was primarily due to income tax benefits recognized  related to research and development (“R&D”) credits of 27.9% and 9.0%, respectively.  The R&D credit benefits were primarily composed of new credits resulting from the passage of tax legislation, which extended the credits, and tentative agreements related to the current IRS exam cycle.  In addition, the Company generated greater US foreign tax credits in the current fiscal year than in the prior fiscal year, which provided a benefit to the effective tax rate for the third quarter and nine months ended December 31, 2010 of 7.5% and 2.4%, respectively.  Additionally, the year-to-date rate benefited from the recognition of out of period adjustments of approximately $22 million of which $8 million was recorded in the third quarter of fiscal year 2011.

As of December 31, 2010, in accordance with ASC 740-10 (FASB Interpretation No. 48), the Company’s liability for uncertain tax positions was $452 million, which is included in non current liabilities on the Company’s balance sheet, including interest of $83 million and penalties of $28 million.

The liability for uncertain tax positions decreased by approximately $34 million during the current nine month period primarily due to tentative agreements with tax authorities during the current IRS exam cycle related to prior year R&D credits.  This amount is included in the income tax benefits for R&D credits referenced above.  There were no material changes to accrued interest and penalties as of the third quarter of fiscal 2011, as compared to the end of fiscal 2010.

Interest expense on existing uncertain tax positions, included in the tax provision is expected to continue to accrue at approximately $2 million quarterly (net of tax benefit), before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings per Share

Earnings per share on a diluted basis increased $0.18 and $0.02 for the third quarter and nine months in fiscal 2011 as compared to fiscal 2010. The increase is primarily due to the increase in net income attributable to CSC common shareholders by 14.7% for the third quarter and 2.0% for the nine month period. The impact of increase in net income was partially offset by an increase in the weighted average common shares and common stock equivalents during both the third quarter and the nine month period due to the year-over-year appreciation in the Company’s stock price.

Net income attributable to CSC common stockholders increased $31 million and $11 million, for the third quarter and nine months in fiscal 2011 as compared to fiscal 2010, primarily due to income tax benefits from reduction of uncertain tax liabilities related to R&D credits, and creation of greater US foreign tax credits in the current fiscal year than in the prior fiscal year.

Financial Condition

Cash Flows

The Company’s cash flows were as follows:

	Nine Months Ended
(Amounts in millions)	December 31, 2010	January 1, 2010
Net cash provided by operating activities	$804	$407
Net cash used in investing activities	(735)	(514)
Net cash (used in) provided by financing activities	(1,263)	114
Effect of exchange rate changes on cash and cash equivalents	39	123
Net (decrease) increase in cash and cash equivalents	(1,155)	130
Cash and cash equivalents at beginning of year	2,784	2,297
Cash and cash equivalents at quarter end	$1,629	$2,427

Net cash provided by operations for the nine months of fiscal 2011 was $397 million higher than for the comparable period of fiscal 2010. The increase was primarily driven by lower vendor and supplier payments due to timing, increased collections from customers, reduced interest payments due to early retirement of the 7.375% $500 million term notes in the fourth quarter fiscal 2010 and repayment of the $1.5 billion credit facility in third quarter of fiscal 2011, and lower cash taxes paid.

Net cash used in investing activities for the nine months of fiscal 2011 was $221 million higher than for the comparable period of fiscal 2010. The increase was driven by payments for four business acquisitions partially offset by proceeds received from a divestiture, higher purchases of equipment and software for new and existing outsourcing contracts, and increased corporate assets.

Net cash used for financing activities for the nine months of fiscal 2011 was $1,263 million, a $1,377 million increase over the $114 million provided by financing activities for the comparable period of fiscal 2010. This increase was primarily due to repayment of the $1.5 billion credit facility partially offset by increased borrowings against commercial paper.  In addition, there were higher repayments on the Company’s long term capital leases and other long-term asset financing obligations.  The Company also commenced paying dividends to CSC common stockholders during fiscal 2011.

Foreign currency exchange rate movements, primarily in the British pound and Euro, adversely impacted the year over year comparison of the change in cash and cash equivalents by $84 million for the first nine months of fiscal 2011.

Free cash flow for the first nine months of fiscal 2011 was an inflow of $110 million as compared to an outflow of $140 million in the prior comparable period, an increase of $250 million. The improved free cash flow was due to higher operating cash flows offset by higher purchases of property and equipment and repayment of capital leases and other long-term asset financing obligations, as noted above.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1.6 billion at December 31, 2010, and $2.8 billion at April 2, 2010. The decreased balance is primarily a result of financing cash outflows of $1,263 million, partially offset by operating cash inflows of $804 million and investing cash outflows of $735 million during the nine month period of fiscal 2011.

Equity during the nine month period of fiscal 2011 increased $714 million, primarily from net income attributable to CSC shareholders of $569 million and the increase in accumulated other comprehensive income (AOCI) of $161 million. Increase in AOCI was due to an increase in foreign currency translation adjustments of $83 million and a reduction in the unfunded pension adjustment primarily related to the curtailment of U.K. pension plans of $78 million. The total increase in equity was partially offset by dividends declared of $77 million.

At the end of the first nine months of fiscal 2011, CSC’s ratio of debt to total capitalization was 28.0%, down from 36.5% at the end of fiscal year 2010. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the third quarter of fiscal 2011 and as of fiscal year end 2010.

	As of
Dollars in millions	December 31, 2010	April 2, 2010
Debt	$2,814	$3,744
Equity	7,222	6,508
Total capitalization	$10,036	$10,252
Debt to total capitalization	28.0%	36.5%

At December 31, 2010, the Company had $471 million of short-term borrowings, primarily comprised of $335 million of short-term commercial paper and $112 million of current maturities of long-term debt. In addition, the Company had $2,343 million of long-term debt.

The Company’s contract with the U.K.’s National Health Service (“NHS”) to deliver an integrated electronic patient records system with an announced value of approximately $5.4 billion is a large and complex contract and is included in the BSS segment.  As of December 31, 2010, the Company had a net investment in the contract of approximately $894 million, or 582 million pounds sterling.  Contract assets consist principally of contract work in progress and unbilled receivables but also equipment, software and other assets.  In 2010, the NHS requested that the Company consider a reduction in contract value as a result of the U.K. government’s national austerity program and, as a result, the Company held discussions with the customer on the NHS contract regarding potential modifications that are likely to reduce the scope of the work and total contract value.  Total contract value, based on proposals submitted to the NHS, is currently estimated to be reduced between $800 to $950 million, or 500 to 600 million pounds sterling.  The Company and the NHS are continuing in discussions; however, the parties have not reached final agreement as to any reduction in scope of the work or total contract value.

Implementation of the software release known as Lorenzo Release 1.9 at the fourth early adopter, Pennine Care NHS Foundation Trust, has been delayed and is now expected to occur in the first quarter of fiscal year 2012.  On February 4, 2011, the NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone related to the Pennine implementation by January 28, 2011, constitutes a breach of contract and the NHS is considering its position on termination of all or parts of the contract; however, the NHS has clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, the NHS is considering the full range of options it believes are available to the NHS.  The Company has disputed the alleged breach and both parties are continuing to work toward completion of the Pennine implementation.  Both the NHS and the Company have indicated their intent to continue discussions regarding modifications to the contract with the agreed mutual intent to reach agreement as soon as practicable on terms satisfactory to both parties.  These modifications, if agreed, could result in a further reduction to total contract value in addition to the reduction described above.  The contract is currently profitable and the Company expects to recover its investment.  Future events, including the results of the current negotiations between the parties, could result in a charge to reduce the contract profitability recognized to date, reduced future profitability and have an adverse impact on the Company’s cash flows.

As previously disclosed, the Company’s board of directors approved a new share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock.  The Company plans to use available cash to repurchase stock on the open market in compliance with SEC Rule 10b-18.  The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time.  The Company’s board has not established an end date for the new repurchase program.

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

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, and other financing activities, including unused borrowing capacity, the issuance of debt and/or equity securities, and/or the exercise of the put option with Equifax described in the Company's Form 10-K.

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

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of December 31, 2010, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2010. For the nine months ended December 31, 2010, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of December 31, 2010. As previously reported in the second quarter, we identified deficiencies that aggregated to a material weakness in our internal control over financial reporting. These deficiencies are related to a lack of appropriate tone at the top of the MSS Nordic business unit combined with inadequate MSS segment monitoring controls over the financial position and results of operations, and a deterioration of the effectiveness of certain account reconciliations.

These deficiencies were identified in a review of the Company’s MSS business and reviews of the Company’s monitoring controls during the second and third quarters. The review of the MSS Nordic business revealed accounting irregularities and errors resulting in adjustments that should have been recorded in prior years (refer to Management’s Discussion and Analysis “MSS Out-of-Period Adjustments”). As a result of this material weakness in the operating effectiveness of our controls, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

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

During the quarter ended October 1, 2010, we identified a material weakness in our internal control over financial reporting as mentioned above. The Company has developed a remediation plan and has initiated measures to address deficiencies associated with the material weakness. These measures include the replacement of certain managers and staff, strengthened controllership responsibilities, improved monitoring controls and oversight, and increased discipline associated with account reconciliations. During the second and third quarters, the Company has strengthened the financial organization through recruitment and replacement of personnel.  In addition to our ongoing Company-wide ethics and compliance programs, management has conducted focused training for MSS Nordic employees to emphasize the importance of adherence to CSC management principles, code of conduct and ethical policies and business practices in the conduct of our business.

During the third quarter, the Company improved controls over key processes in the Nordic business affected by the out of period adjustments described in Note 1 of Notes to Consolidated Condensed Financial Statements.  The Company has initiated remediation of MSS oversight and monitoring controls, including account reconciliations, is continuing its review of the MSS Nordic business, and has initiated a forensic investigation.

On January 28, 2011, the Company was notified by the SEC that the SEC has commenced a formal civil investigation relating to the accounting adjustments identified by the Company during the quarter ended October 1, 2010, and disclosed in the Form 10-Q filed on November 10, 2010.  The Company is cooperating with the SEC’s investigation.

Part II.  Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 13, Commitments & Contingencies of the notes to the unaudited consolidated condensed financial statements under the caption “Contingencies”, contained in Part I - Item 1 of this filing.  Such information is incorporated herein by reference and made a part hereof.

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

Economic and political uncertainty may adversely impact our customers’ demand for our services.  A general economic downturn, such as the current worldwide economic dislocation, has and may continue to adversely affect our customers’ demand for consulting and systems integration services.  Our NPS segment generated approximately 38% of our revenue for the first nine months of fiscal 2011.  While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, the cost of rebuilding infrastructure as a result of natural disasters, the cost of reconstruction in Iraq, the ongoing conflicts in Iraq and Afghanistan, and the financial industry liquidity crisis may reduce the U.S. federal government’s demand and available funds for information technology projects, adversely impacting our NPS segment and our business.

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

15.	We have identified a material weakness in our internal control over financial reporting.

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

In the second quarter of fiscal 2011, we identified a material weakness in our internal control over financial reporting as further described in Part I, Item 4, “Controls and Procedures.”  As of December 31, 2010, we concluded that internal control over financial reporting was not effective.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock, and our operations.

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

17.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

Our contracts are increasingly complex, and in some instances, require that we partner with other parties including software and hardware vendors to provide the complex solutions required by our customers.  Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet or customers' delivery schedules.  If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

If we are the primary contractor and our partners fail to perform as agreed, we may be liable to our customers for penalties or lost profits.  These penalties or payments for lost profits may have a material adverse effect on our profitability.

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

The Company enters into numerous types of financing arrangements with a wide array of counterparties related to foreign currency forward contracts and purchased options.  As of December 31, 2010, the Company had outstanding foreign currency forward contracts with a notional value of $361 million and outstanding purchased option contracts with a notional value of $121 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract.  During this current global economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

·	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;
·	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;
·
the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

·	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

23.	Catastrophic events or climate conditions may disrupt CSC’s business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 31, 2010, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 2, 2010 to October 29, 2010	-	$-	-	$-
October 30, 2010 to November 26, 2010	-	$-	-	$-
November 27, 2010 to December 31, 2010	3,401	$48.49	-		(2)

(1)
The Company accepted 2,224 shares of its common stock in the quarter ended December 31, 2010, from employees in lieu of cash due to the Company in connection with the release of shares of common stock.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 1,177 shares of its common stock in the quarter ended December 31, 2010, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock.  CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements.  Share repurchases will be funded with available cash.  The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time.  CSC’s Board has not established an end date for the new repurchase program.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal Quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws, effective December 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 12, 2010)

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

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Award Agreement for Employees(1)

10.7	Form of Stock Option Agreement for Employees(1)

10.8	Form of International Stock Option Agreement for Employees(1)

10.9	Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

Exhibit Number	Description of Exhibit

10.10	Form of Service-Based Restricted Stock Unit Agreement for Employees(1)

10.11	Form of Performance-Based Restricted Stock Unit Agreement for Employees(1)

10.12	Form of Career Shares Restricted Stock Unit Agreement for Employees(1)

10.13
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.14
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.15	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.16	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.17	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.18
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007)

10.19	Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1)

10.20
Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007)

Exhibit Number	Description of Exhibit

10.21
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.22	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010)

10.23
2010 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement, dated June 25, 2010, for the Annual Meeting of Stockholders held on August 9, 2010)

10.24	1997 Nonemployee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.25	2006 Nonemployee Director Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.26	Form of Restricted Stock Unit Agreement for directors (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.27	Form of Amendment to Restricted Stock Unit Agreement with directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.28	Credit Agreement dated as of July 12, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K dated September 5, 2007)

10.29	Form of Performance-Based Restricted Stock Unit Agreement (Replacement Grant) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009)

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008.)

101.INS	XBRL Instance (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation (2)

101.LAB	XBRL Taxonomy Extension Labels (2)

101.PRE	XBRL Taxonomy Extension Presentation (2)

(1) Management contract or compensatory plan or agreement
(2) Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2011	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)