Form 10-K
period 2011-04-01
COMPUTER SCIENCES CORP
filed 2011-06-15
CIK 23082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2011,
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer    ☒          Accelerated filer  ☐        Non-accelerated filer   ☐         Smaller reporting company  ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒   No
    As of October 1, 2010, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $7,052,748,247.
There were 154,954,273 shares of the Registrant’s common stock outstanding as of June 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 1, 2011, are incorporated by reference into Part III hereof.

- i -

PART I

Item 1.  Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC or the Company), a Nevada corporation, is one of the world leaders in the information technology (IT) and professional services industry. Since it was founded more than 50 years ago in 1959, the Company has helped clients use IT more efficiently in order to improve their operations and profitability, focus on core competencies, and achieve business results such as increased agility and top-line growth.

The Company’s clients generally comprise governments and commercial enterprises that rely upon the use of information services and associated systems for the conduct of their operations. These clients commonly engage with industry specialists for the development, deployment, and ongoing operation of IT services and IT-enabled business operations.

CSC’s business strategy centers on maintaining proficiency and favorable cost profiles related to designing, implementing, and/or operating critical information-based systems for our clients. Increasingly, these systems serve highly-interconnected user populations (which are increasingly mobile in nature), and rely upon complex sources of data and high-performance computing and storage assets.

CSC offers a broad array of services to clients in the commercial and government markets and specializes in applying contemporary practices towards the employment of IT in order to achieve the strategic objectives of its customers. CSC’s service offerings include IT and business process outsourcing, emerging services such as cloud computing and cybersecurity protection, and a variety of other IT and professional services.

IT outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, applications development, network operations, desktop computing and data center management. CSC also provides business process outsourcing, managing key transactional business functions for clients, such as procurement and supply chain, call centers and customer relationship management, credit services, claims processing and logistics. In addition, CSC provides an array of emerging services in the areas of Infrastructure as a Service (IaaS), Software as a Service (SaaS), Business Process as a Service (BPaaS), Platform as a Service (PaaS), and other emerging technologies.

IT and professional services include systems integration, management consulting, technology consulting and other professional services. Systems integration encompasses designing, developing, implementing and integrating complete information systems. Consulting and professional services include advising clients on the strategic acquisition and utilization of IT and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering.

The Company also licenses sophisticated software systems including SaaS offerings for the financial services and other industry-specific markets and provides a broad array of end-to-end business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by combining industry-specific knowledge and process design and improvement expertise with innovative, high-quality global delivery models to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to current business challenges.

While it maintains more than 100 vendor alliances to have access to the latest technology, CSC does not have exclusive agreements with hardware or software providers and believes this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets
CSC provides its services to clients around the world and in many commercial industries, as well as to governments of the U.S. federal, state, and local segments, in addition to foreign governments. The Company delivers these services through three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).  Geographically, CSC has major operations throughout North America, Europe, Asia and Australia.  Segment and geographic information are included in Note 15 of the Notes to the Consolidated Financial Statements.  For a discussion of risks associated with our foreign operations, see Item 1A. "Risk Factors."

The Company’s NPS line of business, providing IT-related services to the U.S. federal government since 1961, is a leading federal contractor and is one of its major IT service providers. CSC serves a broad federal customer base, including most civil departments and branches of the military, as well as the Department of Homeland Security and NASA. The Company provides a broad spectrum of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

The Company’s MSS line of business provides information systems outsourcing services to clients in a broad array of industries including aerospace and defense, automotive, chemical and natural resources, consumer goods, financial services, healthcare, manufacturing, retail and distribution, telecommunications, and technology.

The Company’s BSS line of business also serves a broad array of industries, providing industry specific solutions in areas such as consulting and systems integration, business process outsourcing, and intellectual property-based software to chemical, energy and natural resources; financial services; technology and consumer; manufacturing; healthcare; and public sector organizations.  In addition, BSS provides professional technology staffing services in Australia, computer equipment repair and maintenance services in Asia, and credit reporting services in the United States.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows (adjusted to reflect discountinued operations):

	2011	2010	2009
North American Public Sector	37%	38%	36%
Managed Services Sector	41	41	42
Business Solutions and Services	23	22	23
Subtotal	101	101	101
Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2011 Overview

During fiscal 2011, CSC announced awards valued at approximately $14 billion, comprised of $3.5 billion in BSS segment awards, $5.0 billion of MSS awards and $5.5 billion of NPS awards.  For NPS, announced values for indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of MSS announced awards is estimated at the time of contract signing and includes optional contract years.  New contract bookings are determined using then existing projections of service volumes and then existing currency exchange rates, and are not subsequently adjusted for volume or currency fluctuations. The announced values for BSS line of business awards are based on firm commitments.

A weak global economy throughout much of fiscal 2011 continued to cause soft demand for IT discretionary spending.  Some companies, including some of the Company’s customers, have encountered severe financial difficulty, which could ultimately result in their bankruptcy, which, in turn, may have an impact on the financial condition of the Company. Therefore, the Company continues to closely monitor client demand in order to appropriately respond to changing environments. Our response has been to continue exercising cost discipline, with careful management of headcount, capital expenditures, and other resources.

In future periods, CSC’s results of operations and financial condition may be negatively affected by conditions in the various global markets in which the Company operates, or client and government budget constraints.  The current weak economic environment increases the pressure on both businesses and governments around the world to adapt.

Economic conditions could impact the credit quality of the receivables portfolio and, therefore, the level of provision for bad debts. CSC continues to review credit policies and collection efforts in both the origination of new business and the evaluation of existing projects.

Contract terminations, cancellations or delays could result from factors that are beyond our control and may be unrelated to our work product, the progress of the project, including the business, financial condition of the client, changes in ownership, management at our clients, changes in client strategies, the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs simultaneous with contract termination and the contract assets may become impaired.  Consequently, our profit margins in subsequent periods could be lower than expected.

Currency fluctuations will continue to have an effect on both revenue and profit. The Company’s current hedging program, however, attempts to mitigate some balance sheet risk, economic risk, and margin erosion.

Acquisitions

During fiscal 2011, CSC acquired four privately-held companies; two during the second quarter for $61 million, and two during the third quarter for $95 million. Two of the acquisitions were made in CSC’s NPS segment and two in the BSS segment.

The first NPS segment acquisition enhanced the Company’s offerings and position in the key areas of cybersecurity and intelligence, surveillance and reconnaissance solutions. The expanded cybersecurity offerings are expected to support clients both in the public sector and commercial sector, including financial services, energy and natural resources, healthcare, manufacturing, and technology and consumer markets. The second NPS acquisition strengthened CSC’s systems integration capabilities in sensor integration, intelligence processing and in-theater analysis and exploitation.

The first BSS acquisition expanded CSC’s presence and offerings in the chemical, energy and natural resources markets by adding enhanced offerings in the industry-relevant business solutions and services. The second BSS segment acquisition expanded CSC’s presence in the life sciences sector by enhancing its service offerings to include integrated, end-to-end business solutions for electronic regulatory submissions, and integrating other acquired expertise with CSC’s established Cloud/SaaS capabilities.

During fiscal 2010, CSC acquired a business in South America for approximately $8 million.  This acquisition brought CSC geographic expansion in the BSS segment's consulting business.

During fiscal 2009, CSC acquired two separate, privately-held entities for approximately $38 million in cash, plus contingent consideration of $10 million through fiscal 2011.  These acquisitions allowed CSC to expand service offerings within the NPS segment and diversify its BSS offshore software development capabilities.  Also during fiscal 2009, the Company acquired the remaining stake of 49.9% of Computer Systems Advisers (M) Berhad (CSAM) not previously owned by the Company’s wholly owned subsidiary, CSA Holding, Ltd.  The acquisition allowed for better integration of similar business between CSAM and CSC’s other operations.

Divestitures

During fiscal 2011, CSC divested two businesses within its NPS segment whose ultimate customer is the U.S. federal government, one during the second quarter for consideration of approximately $56 million and another during the fourth quarter for consideration of approximately $65 million. Both of these divestitures were driven by governmental Organizational Conflict of Interest concerns.  These divestitures have been reflected as discontinued operations in our financial statements and previously reported amounts have been recast throughout this report.

For further discussion of these acquisitions and divestitures see Notes 3 and 4 to the Consolidated Financial Statements.

Competition

The IT and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company.  In addition, the increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC.  Offshore IT outsourcers selling directly to end-users have captured an increasing share of awards as they compete directly with U.S. domestic suppliers of these services.  The Company continues to increase resources in offshore locations to mitigate this market development.

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility, better quality, a higher level of experience, or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the BSS, MSS and NPS markets based on CSC's technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of IT and professional services it provides, from consulting to software and systems design, implementation and integration, to information technology and business process outsourcing to technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of April 1, 2011, employed approximately 91,000 persons. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995, are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070.  As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Reports, proxy and information statements, and other information are available on the SEC’s website, www.sec.gov , or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

Forward-looking statements in this Annual Report speak only as of the date of this Annual Report, and forward-looking statements in documents attached or incorporated by reference speak only as of the date of those documents. CSC does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

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

Economic and political uncertainty may adversely impact our customers' demand for our services. A general economic downturn may adversely affect our customers' demand for consulting, systems integration and other IT services. In addition, our government customers' demand may also be affected by budgetary and political uncertainties, changing priorities, military conflicts and other events.

2.	We are subject to a formal SEC investigation and an SEC comment letter process relating to certain previously announced accounting adjustments in our MSS segment, primarily in Europe’s Nordic region, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

As previously disclosed, in fiscal year 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region.  Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation.  On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation.  Independent counsel has retained forensic accountants to assist their work.  Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting.  The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors.  As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us.  In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review.  Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

3.	Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings. Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

Our NPS segment generated approximately 37% of our revenue for fiscal 2011.  While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, the cost of ongoing military conflicts, the cost of rebuilding infrastructure as a result of natural disasters, and the costs of other one-time adverse events such as the recent financial industry liquidity crisis, may reduce the U.S. federal government’s demand and available funds for information technology projects, adversely impacting our NPS segment and our business. In addition, federal government budget uncertainty has resulted in a delay in government contract awards.

Our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse effect on our profitability. In addition, federal government budget uncertainty has resulted in a delay in government contract awards.

4.	We are currently in negotiations with the United Kingdom’s National Health Service (NHS) to modify the terms of our contractual relationship. Failure to conclude a satisfactory resolution could materially adversely affect our results of operations and financial condition.

CSC and NHS are parties to a £2.9 billiion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. Notwithstanding this dispute, both NHS and the Company have continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment.

There can be no assurance that the Company and NHS will successfully conclude negotiations of the MOU and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur.  Further, under the contract the NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company; however, the total amount recoverable by the Company from termination fees payable by NHS and from claims by the Company is uncertain and it is possible the Company's total recovery would be materially less than the net asset value associated with the Contract.  The final terms of any contract amendment, a significant delay in completing a contract amendment, or failure to conclude a contract amendment could result in an impairment of the Company's net investment in the contract, could result in litigation and could have an adverse material effect on the Company's consolidated financial position, results of operations and cash flow.  In addition, these events could result in a goodwill impairment charge (see Notes 9 and 16 to the consolidated financial statements for further discussion).

5.	Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows will be materially and adversely affected.

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

6.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets.  If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies.  As a result, the markets which we serve are highly competitive.  This competition may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals.  As a result, we may not be able to maintain our current operating margins for technology outsourcing contracts extended or renewed in the future.

Any reductions in margins will require that we effectively manage our cost structure.  If we fail to effectively manage our cost structure during periods with declining margins, our results of operations will be adversely affected.

7.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

We may require additional capital to purchase assets, complete strategic acquisitions, or for general liquidity needs.  Declines in our credit rating or limits on our ability to sell additional shares may adversely affect our ability to raise additional capital at a reasonable cost and may adversely impact our revenue growth and the price of our stock.

8.	Our ability to consummate and integrate acquisitions may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

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

9.	We could suffer losses due to asset impairment charges.

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

10.	Our customers may experience financial difficulties or may request out-of-scope work, and we may not be able to collect our receivables, materially and adversely affecting our profitability.

Over the course of a long-term contract, our customers’ financial condition may change, affecting their ability to pay their obligations and our ability to collect our fees for services rendered.  Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the government customers in support of their critical missions.  While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and success is not guaranteed.  Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

11.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis.  Our bids are based upon, among other items, the cost to provide the services.  To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner.  If we fail to accurately estimate our costs or the time required to complete these contracts, the profitability of such contracts may be materially and adversely affected.

12.
We are defendants in pending litigation which may have a material and adverse impact on our profitability.  We provide services to the federal government pursuant to contracts that subject us to extensive regulatory requirements.

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

13.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

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

14.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2011, approximately 37% of our recognized revenues were denominated in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in approximately ninety countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. Notwithstanding our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

15.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls.

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal control over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance that a material misstatement will not occur in our financial statements.  The failure of our controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business, and our stock price may be materially and adversely affected.

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

17.
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

18.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities has been shifted to India and we plan to continue to expand our presence there and in other lower cost locations.  As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to move offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability.

19.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

Our contracts are increasingly complex, and in some instances, require that we partner with other parties including software and hardware vendors to provide the complex solutions required by our customers.  Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules.  If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

20.	Our inability to protect client information could impair our reputation, and we could suffer significant financial loss.

As one of the larger companies in the IT and professional services industry, we are subject to potentially adverse impacts if sensitive client information is unintentionally lost, stolen, or compromised.  We are responsible for substantial amounts of sensitive client information, which often includes confidential, private, and financial records.  Failure to protect our clients could result in reparation costs and loss of business that may negatively impact our reputation and earnings.

21.	Changes in the Company’s tax rates could affect its future results.

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

The recently proposed international tax provisions may adversely affect our results.  The Company has significant operations overseas, and the new proposals may adversely affect our costs and margins.  Also, some of these proposals may cause the Company to be less competitive globally as U.S. tax liability would increase costs of doing business globally.

22.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

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

23.	Our foreign currency hedging program is subject to counterparty default risk.

The Company enters into foreign currency forward contracts and options with a number of counterparties.  As of April 1, 2011, the Company had outstanding foreign currency forward contracts with a notional value of $787 million and outstanding option contracts with a notional value of $676 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract.  During an economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

24.
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

25.	Catastrophic events or climate conditions may disrupt CSC’s business.

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

Item 1B.  Unresolved Staff Comments

See Risk Factor number 2 under "Item 1A. Risk Factors" in this annual Report.

Item 2.  Properties

Following is a summary of properties owned and leased by CSC or its subsidiaries as of April 1, 2011:

Properties Owned	Approximate Square Footage	General Usage

Copenhagen, Denmark	525,000	Computer and General Office
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Daleville, Alabama	137,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Berkeley Heights, New Jersey	119,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Moorestown, New Jersey	99,000	General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Bangalore, India	50,000	General Office
Singapore	46,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	78,000	General Office

Properties Leased	Approximate Square Footage	General Usage
Washington, D.C. area	2,811,000	Computer and General Office
India	1,400,000	General Office
Texas	753,000	Computer and General Office
Australia & other Pacific Rim locations	654,000	Computer and General Office
Germany	597,000	General Office
Denmark	552,000	General Office
Georgia (U.S.)	502,000	General Office
California	429,000	General Office
United Kingdom	381,000	Computer and General Office
New Jersey	376,000	General Office
Florida	361,000	General Office
France	351,000	General Office
Michigan	244,000	General Office
Ohio	236,000	General Office
Illinois	212,000	General Office
Connecticut	211,000	Computer and General Office
Wisconsin	208,000	General Office
New York	191,000	General Office
Alabama	182,000	General Office
Italy	174,000	General Office
North Carolina	167,000	General Office
Missouri	165,000	General Office
Canada	158,000	General Office
Delaware	154,000	General Office
Iowa	153,000	General Office
Tennessee	147,000	General Office
Norway	130,000	General Office
Austria	126,000	General Office
Pennsylvania	104,000	General Office
Various other U.S. and foreign locations	987,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2012 through 2020.  We believe all of the properties are well-maintained, suitable and adequate to meet current and anticipated requirements.

Item 3.  Legal Proceedings

The information required by this Item is set forth in Note 16, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing.  Such information is incorporated herein by reference and made a part hereof.

Item 4.  Removed and Reserved

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
Michael W. Laphen*	60	2001	Indefinite	Chairman, President and Chief Executive Officer	None
Michael J. Mancuso	68	2008	Indefinite	Vice President and Chief Financial Officer	None
Peter Allen	50	2010	Indefinite	President, Global Sales and Marketing	None
James D. Cook	58	2010	Indefinite	President, Business Solutions and Services Sector	None
Donald G. DeBuck	53	2001	Indefinite	Vice President and Controller	None
William L. Deckelman, Jr.	53	2008	Indefinite	Vice President, General Counsel and Secretary	None
Guy Hains	59	2010	Indefinite	President, International	None
Russell H. Owen	54	2010	Indefinite	President, Managed Services Sector	None
Denise M. Peppard	54	2010	Indefinite	Vice President, Human Resources	None
Randy E. Phillips	53	2008	Indefinite	Vice President, Corporate Development	None
James W. Sheaffer	65	2010	Indefinite	President, North American Public Sector	None

* Director of the Company

Business Experience of Executive Officers

Michael W. Laphen was elected President and Chief Executive Officer in May 2007.  He was named a director of the Company in February 2007 and became Chairman in July 2007.  Mr. Laphen previously served as CSC's President and Chief Operating Officer.

Michael J. Mancuso was elected Vice President and Chief Financial Officer in 2008.  Prior to joining CSC, Mr. Mancuso served as Senior Vice President and Chief Financial Officer of General Dynamics Corporation and held senior management positions at Pratt and Whitney Group, United Technologies Corporation and General Electric.  He currently serves as a director of The Shaw Group Inc. and SPX Corporation.

Peter Allen was elected President, Global Sales and Marketing in 2010.  Mr. Allen previously served as Group President for strategy within CSC's Managed Services Sector.  Prior to joining CSC, Mr. Allen was Partner and Managing Director of TPI, a leading global sourcing advisory firm.

James D. Cook was appointed President, Business Solutions and Services Sector in 2009.  Mr. Cook previously served as CSC's President, Financial Services Sector.  Prior to joining CSC, Mr. Cook held a wide range of executive positions at Philip Morris, Kraft Foods, General Electric, and Chase Manhattan Bank.

Donald G. DeBuck was elected Vice President and Controller in 2001.  Mr. DeBuck previously served as the CSC's interim Chief Financial Officer, Assistant Controller and Vice President of Finance and Administration, Communications Industry Services.

William L. Deckelman, Jr. was elected Vice President, General Counsel and Secretary in 2008.  Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services, Inc. and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Guy Hains was appointed President, CSC International in 2009.  Mr. Hains previously served as CSC's EMEA President and has had a range of senior operational positions, including Region President for UK, the Netherlands and Scandinavia.

Denise M. Peppard was elected Vice President, Human Resources in 2010.  Prior to joining CSC, Ms. Peppard was Senior Vice President, Human Resources at Wyeth and held senior management positions at Liberty Financial Companies, Inc. and Cyto Therapeutics.

Randy E. Phillips was elected Vice President, Corporate Development in 2008.  Prior to joining CSC, Mr. Phillips served as President of China Corporate Development (Beijing) and Director of Corporate Development (New York) for Alcoa and Vice President, Corporate Development for TRW Inc.

Russell H. Owen was appointed President, Managed Services Sector in 2009.  Mr. Owen has previously served as Group President of CSC's Americas Commercial Group, President of CSC's Global Infrastructure Services Group and has held a variety of senior operational positions in CSC's U.S. and EMEA businesses.

James W. Sheaffer was appointed President, North American Public Sector (NPS) in 2005.  Mr. Sheaffer previously served as Vice President for CSC's business area serving the United States Department of Treasury, including the Internal Revenue Service (2003-2006).  Prior to joining the Company, Mr. Sheaffer held a variety of senior executive positions at American Management Systems Inc.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Holder

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of June 3, 2011, the number of registered shareholders of Computer Sciences Corporation’s common stock was 7,422.  The table shows the high and low intra-day prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2011		2010
Fiscal Quarter	High	Low	High	Low
1st	$55.86	$44.04	$45.16	$35.95
2nd	47.18	39.61	53.70	41.68
3rd	50.01	44.44	58.36	49.99
4th	56.61	45.45	58.00	50.51

Cash dividends declared on our common stock for each quarter of fiscal 2011 are included in Item 8. Consolidated Financial Statements and Supplementary Data – Selected Quarterly Financial Data (unaudited).  We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends.  However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid.  Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after its review of the then current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended April 1, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2011 to January 28, 2011	2,260	$53.16	-	$1,000,000,000
January 29, 2011 to February 25, 2011	851,912	$48.10	849,000	$959,177,344
February 26, 2011 to April 1, 2011	525,652	$48.00	504,000	$935,013,016

(1) The Company accepted 22,180 shares of its common stock in the quarter ended April 1, 2011, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares.

The Company accepted 4,644 shares of its common stock in the quarter ended April 1, 2011, from employees in lieu of cash due to the Company in connection with the settlement of restricted stock units.  Such shares of common stock are stated at cost and held as treasury shares.

(2) On December 13, 2010, the Company publicly announced that its Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company's outstanding common stock.  CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements.  Share repurchases will be funded with available cash.  The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time.  CSC's Board has not established an end date for the repurchase program.

The Company repurchased 1,353,000 shares of its common stock in the quarter ending April 1, 2011 pursuant to the share repurchase program.

Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended April 1, 2011)

$140
$120
$100
$80
$60
$40
$20
$0
Mar 31, 2006
Mar 30, 2007
Mar 28, 2008
Apr 3, 2009
Apr 2, 2010
Apr 1, 2011
CSC
S&P 500 Total Return
S&P North American Technology Services Index Total Return

Indexed Return Chart (March 31, 2006 = 100)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	CAGR
CSC Common Stock	-6.16%	-21.73%	-1.59%	35.12%	-7.61%	-2.03%
S&P 500 Index	11.83%	-5.62%	-34.23%	42.85%	15.36%	2.73%
S&P North American Technology Services Index	7.30%	-10.81%	-16.29%	38.71%	19.67%	5.87%

Assumes $100 invested on March 31, 2006, in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages follow CSC fiscal years.

Returns for the S&P North American Technology Services Index were revised to reflect the cumulative total returns (including dividends) for the last five fiscal years. In addition, returns for fiscal 2009 were adjusted by an immaterial amount to align with the relevant fiscal period.

Item 6.  Selected Financial Data
COMPUTER SCIENCES CORPORATION

	Five Year Review
Amounts In millions, except per share amounts	April 1, 2011	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007

Total assets	$16,120	$16,455	$15,619	$15,880	$13,740
Debt
Long-term, net of current maturities	2,409	3,669	4,173	2,635	1,412
Short-term	29	21	32	310	52
Current maturities	141	54	30	529	42
Total	2,579	3,744	4,235	3,474	1,506
Stockholders’ equity	7,560	6,508	5,618	5,621	5,690
Working capital	3,379	4,300	3,691	1,333	1.045
Property and equipment
At cost	6,349	5,972	5,770	6.260	5,613
Accumulated depreciation and amortization	3,853	3,731	3,417	3,495	3,074
Property and equipment, net	$2,496	$2,241	$2,353	$2,765	$2,539
Current assets to current liabilities	1.8:1	2.0:1	1.9:1	1.2:1	1.2:1
Debt to total capitalization	25.4%	36.5%	43.0%	38.2%	20.9%

Book value per share	$48.94	$42.27	$37.08	$37.19	$32.83
Per share stock price range (high)	$56.61	$58.36	$50.52	$63.76	$60.39
Per share stock price range (low)	$39.61	$35.95	$23.93	$36.91	$46.23

	Five Year Review
	Fiscal Year
Amounts In millions, except per share amount	2011(1)	2010(1)(3)	2009(3)	2008(3)	2007(3)
Revenues	$16,042	$15,921	$16,432	$16,190	$14,558
Costs of services (excludes depreciation and amortization)	12,925	12,618	13,000	12,883	11,555
Selling, general and administrative	965	981	1,071	962	908
Depreciation and amortization	1,073	1,095	1,179	1,192	1,068
Goodwill impairment(4)	-	-	4	-	-
Interest, net	131	225	220	150	170
Special items(5)	-	-	-	156	316
Other (income) expense	(20)	(20)	8	(58)	(55)
Total costs and expenses	15,074	14,899	15,482	15,285	13,960
Income from continuing operations before taxes	968	1,022	950	905	598
Taxes on income (benefit)	243	192	(173)	367	202
Income from continuing operations	725	830	1,123	538	396
Income from discontinued operations	34	4	-	21	16
Net income	759	834	1,123	559	412
Less:
Net income attributable to noncontrolling interest, net of tax	19	17	8	14	15
Net income attributable to CSC common shareholders	$740	$817	$1,115	$545	$397
Earnings per common share:
Basic:
Continuing operations	$4.57	$5.35	$7.37	$3.13	$2.16
Discontinued operations	0.22	0.01	-	0.13	0.09
	$4.79	$5.36	$7.37	$3.26	$2.25
Diluted:
Continuing operations	$4.51	$5.27	$7.31	$3.08	$2.12
Discontinued operations	$0.22	$0.01	$-	$0.12	$0.09
	$4.73	$5.28	$7.31	$3.20	$2.21

Cash dividends per common share(2)	$0.70	$-	$-	$-	$-
Average common shares outstanding	154.488	152.462	151.388	167.233	176.263
Average common shares outstanding assuming dilution	156.605	154.754	152.614	170.168	179.733
(1)  The Company recorded various out-of-period adjustments in fiscal 2011 that should have been recorded predominately in fiscal 2010. See Note 2 of the Notes to the Consolidated Financial Statements.
(2)  In fiscal 2011 the Company implemented a new quarterly dividend program and declared cash dividends of $0.70 per share totaling $108 million, of which $77 million was paid in fiscal 2011 and $31 million was paid on April 15, 2011.
(3)  Fiscal 2010 and prior year amounts have been recast to present discontinued operations for divestments of two NPS businesses in fiscal 2011 and one BSS business in fiscal 2010.
(4)  Fiscal 2009 goodwill impairment charge related to an Asian reporting unit in the BSS segment.
(5)  Fiscal 2008 special items represent charges for a global restructuring and for the retirement of the Company’s former Chairman and Chief Executive Officer.  Fiscal 2007 special items represent charges for a global restructuring and a final adjustment to an impairment charge related to the termination of the Nortel Networks contract, offset by a gain from the redemption of DynCorp International preferred stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements and associated notes for the year ended April 1, 2011.  The Company divested two businesses in fiscal 2011 and one in fiscal 2010. The result of operations for fiscal 2010 and 2009 have been recast from those presented in previously filed Forms 10-K to reflect the discontinued operations.

There are three primary objectives of this discussion:

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
To achieve these objectives, the discussion is presented in the following sections:

Overview—includes a brief description of the business and how it earns revenue and generates cash, as well as a discussion of the economic and industry factors, key business drivers, key performance indicators, fiscal 2011 highlights, and fiscal 2012 commentary.

Results of Operations—discusses year-over-year changes to operating results for fiscal 2009 to 2011, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also describing the factors affecting changes in the major cost and expense categories.

Financial Condition—discusses causes of changes in cash flows and describes the Company’s liquidity and available capital resources.

Critical Accounting Estimates—discusses the significant accounting policies that require critical judgments and estimates.

OVERVIEW

CSC provides information technology and business process outsourcing, consulting, systems integration and other information technology services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments are as follows:
  The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
  The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.
  The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.
For additional information regarding our business segments, see Note 15 – Segment and Geographic Information within Item 8 Consolidated Financial Statements and Supplemental Data.

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

  bid on and win new contract awards,
  satisfy existing customers and obtain add-on business and win contract re-competes, compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, global reach, experience, and results created, and identify and integrate acquisitions and leverage them to generate new revenues.
Earnings are impacted by the above revenue factors and, in addition, the Company’s ability to:

  control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs, anticipate headcount needs to avoid staff shortages or excesses, accurately estimate various factors incorporated in contract bids and proposals, develop offshore capabilities and migrate compatible service offerings offshore, and manage foreign currency fluctuations related to international operations.

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

New contract wins—In addition to being a primary driver of future revenue, focusing on new contract wins provides management an assessment of the Company’s ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or re-competed contracts, as well as numerous external factors. CSC employs stringent financial and operational reviews and discipline in the new contract process to evaluate risks and generate appropriate margins and returns from new contracts.

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

Cash flow—Primary drivers of the Company’s cash flow are earnings provided by the Company’s operations and the use of capital to generate those earnings. Also contributing to short term cash flow results are movements in current asset and liability balances. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows, as well as the non-GAAP measure free cash flow.

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

Fiscal 2011 Highlights

Key operating results for fiscal 2011 include:
  Revenues increased $121 million or 0.8%, while increasing 0.9% on a constant currency basis.(1)
  Income from continuing operations before taxes of $968 million was down $54 million, or 5.3%.
  Operating income(2) decreased 12.8% to $1,217 million and operating income margins decreased to 7.6% from 8.8%.Net income of $759 million was down $75 million or 9.0%. Net income was comprised of income from continuing operations of $725 million and $34 million of income from discontinued operations, net of taxes, as compared to $830 million and $4 million, respectively, in the prior year.
  Net income of $759 million was down $75 million or 9.0%.  Net income was comprised of income from continuing operations of $725 million and $34 million of income from discontinued operations, net of taxes, as compared to $830 million and $4 million, respectively, in the prior year.
  Earnings per share (EPS) of $4.73 were down $0.55, or 10.4% on a diluted basis. EPS was comprised of $4.51 from continuing operations, and $0.22 from discontinued operations, as compared to $5.27 and $0.01, respectively, in the prior year.
  The Company announced contract awards of $14.0 billion including new MSS segment awards of $5.0 billion, NPS segment awards of $5.5 billion, and BSS segment awards of $3.5 billion.  Total backlog(3) at the end of fiscal 2011 was $36.0 billion, a decrease of $6.3 billion as compared to the backlog at the end of fiscal 2010 of $42.3 billion.  Of the total $36.0 billion backlog, $10 billion is expected to be realized as revenue in fiscal 2012.  Of the total $36.0 billion backlog, $13.1 billion is not yet funded.
  Cash provided by operating activities was $1,564 million.  Cash used in investing and financing activities was $892 million, and $1,676 million, respectively.  Free cash flow(4)  of $620 million in fiscal 2011 was 84% of net income attributable to CSC common shareholders and down from $811 million in fiscal 2010, driven primarily by lower operating cash flows and higher payments on capital leases and long term asset financings.

  Days Sales Outstanding (DSO)(5)  was 79 days at April 1, 2011, an improvement from 81 days at April 2, 2010.
  Debt-to-total capitalization ratio(6) was 25.4% at year-end, a decrease of 11.1 percentage points from 36.5% at fiscal 2010 year end, reflecting the pay down on the Company's $1.5 billion corporate credit facility.
  Return on Investment (ROI)(7) was 8.4% for the year, down from 9.9% in fiscal 2010, a change driven by lower pre-tax earnings and higher taxes.

(1)	Selected references are made on a "constant currency basis" so that certain financial results can be viewed without the impact of foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a "constant currency basis" are calculated by translating current period activity into U.S. dollars using the comparable prior period's currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar.

(2)
Operating income is a non-GAAP measure used by management to assess performance at the segments and on a consolidated basis.  The Company’s definition of such measure may differ from that of other companies.  We define operating income as revenue less costs of services, depreciation and amortization expense, and segment general and administrative (G&A) expense, excluding corporate G&A.  Management compensates for the limitations of this non-GAAP measure by also reviewing income before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income.  A reconciliation of consolidated operating income to income before taxes is as follows:

	Twelve Months Ended
(In millions)	April 1, 2011	April 2, 2010	April 3, 2009
Operating income	$1,217	$1,395	$1,361
Corporate G&A	(138)	(168)	(179)
Interest expense	(168)	(252)	(260)
Interest Income	37	27	40
Goodwill impairment	-	-	(4)
Other income (expense)	20	20	(8)
Income from continuing operations before taxes	$968	$1,022	$950

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

Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm.  Backlog value is based on contract commitments, management's judgment and assumptions about volume of services, availability of customer funding and other factors.  Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods.  Value of competitive IDIQ awards is included in computation of backlog only when a task order is awarded.  Value of non-competitive IDIQ awards included in computation of backlog represents management's estimate at the award date.  Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(4)	The following is a reconciliation of free cash flow to the most directly comparable GAAP financial measure:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Free cash flow	$620	$811	$1,021
Net cash used in investing activities	892	790	1,038
Acquisitions, net of cash acquired	(158)	(5)	(100)
Business dispositions	119	14
Payments on capital leases and other long-term asset financings	91	33	27
Net cash provided by operating activities	$1,564	$1,643	$1,986
Net cash used in investing activities	$(892)	$(790)	$(1,038)
Net cash (used in) provided by financing activities	$(1,676)	$(487)	$742

Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that of other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and purchase or sale of available for sale securities, and (3) payments on capital leases and other long-term asset financings.  CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP.  Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business.  Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows as well as debt levels measured by the debt-to-total capitalization ratio.

(5)
DSO as follows:  DSO is calculated as total receivables at fiscal period end divided by revenue-per-day.  Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables include unbilled receivables but exclude tax receivables and long-term receivables.

(6)	Debt-to-total capitalization ratio is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.

(7)
ROI is calculated by multiplying profit margin by the investment base turnover.  The profit margin used is a) the last four quarters’ adjusted net income available to CSC common shareholders (net income available to CSC common shareholders adjusted to exclude interest expense and special items, net of their corresponding tax effects), divided by  b) the last four quarters’ revenues.  The tax effect is calculated by multiplying CSC's last four quarters' interest expense and special items by the corresponding effective tax rate.  Investment base turnover equals the last four quarters’ revenues divided by average debt and equity during the last four quarters.  It should be noted that the adjusted net income figure available to CSC common shareholders is not identical to net income available to CSC common shareholders as determined in accordance with GAAP and is therefore reconciled to the GAAP measure in the table below.  The Company’s calculation of ROI may not be comparable with other companies’ measures using the same or similar terms.  Management compensates for any limitations of this non-GAAP measure by reviewing a number of metrics, including GAAP measures such as EPS, operating and investing cash flows, and the debt-to-total capitalization ratio.

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010

Adjusted Net Income	$866	$1,022
Less:
Interest expense	168	252
Special items	-	-
Tax effect of Interest Expense	(42)	(47)
Net Income attributable to CSC common shareholders	$740	$817

The Company’s significant wins and scope extensions during fiscal 2011 included the following:

NPS:
  National Oceanic and Atmospheric Administration ($317 million)
  U.S. Army ($224 million)
MSS:
  UBS ($580 million)
  Textron ($387 million)
  Selex Galileo ($200 million)
BSS:
  Financial services industry clients ($1.5 billion)
  Technology and consumer industry clients ($772 million)
  Health service industry clients ($463 million)
The Company has developed a broad, long-term revenue base which includes customers spread across multiple industries and geographic regions as well as service lines.  A significant amount of CSC’s revenue is derived from long-term contracts including information technology outsourcing, build and maintain engagements and U.S. federal government engagements. This provides the Company with a base of revenue during periods when contract awards may slow or the market for certain services softens.

Cash and cash equivalents at April 1, 2011, was approximately $1.8 billion, down from $2.8 billion at April 2, 2010, a $947 million decrease.  The decrease was a result of financing and investing cash outflows of $1.7 billion cash and $892 million, respectively, during fiscal 2011, offset by operating cash inflows of $1.6 billion.  Net income drove the operating cash inflows, higher purchases of property and equipment and business acquisitions drove the investing cash outflows, and a repayment on the Company’s credit facility drove the financing outflows.

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

Fiscal 2012 Commentary

As the macroeconomic environment signals varying signs of recovery, CSC is well-positioned to provide a broad portfolio of services to public and private sector clients.  The recovery is expected to vary by geography and industry, and will provide different rates of growth for the Company’s lines of business.  CSC will also continue to focus on cost control and cash flow performance during the fiscal year.

As a leading federal contractor, and one of the top IT service providers to the U.S. federal government, CSC’s NPS segment is well-positioned to benefit from government demand for IT services.  The market trend in the public sector continues to be positive with increased budgets in place for government fiscal year 2011, and with exceptions, budgets are increased for the government fiscal year 2012 based upon President Obama’s recent budget submission. However, the budget actually passed and the timeliness of its adoption will both influence the procurement environment for fiscal 2012.  Defense, Intelligence, and Homeland Security budgets remain intact with continued opportunities for growth, consistent with the ongoing pace of military operational activity.  Additionally, there are selective opportunities across the Civil sector as the administration continues to implement its agenda. CSC sees particular growth opportunities in the areas of data center consolidation and cloud, identity management, health IT and cybersecurity.  However, the Company expects that the procurement environment will continue to become increasingly complex, driven by new requirements for transparency, insourcing, and new guidelines on organizational conflicts of interest.  Contract protests continue to delay many key government procurements.  While the ultimate distribution of U.S. federal funds and project assignments can vary, the Company expects broad IT and outsourcing capabilities to be viewed favorably by the U.S. federal government.

The Company expects the global commercial market to continue to recover during fiscal year 2012.  MSS bookings for fiscal year 2011 were $5.0 billion (compared to 2010 of $8.7 billion).  This provides a base of significant outsourcing contracts, which the Company expects will continue to provide a stable revenue stream during fiscal 2012 in this segment.  However, growth from the MSS revenue stream is expected to be tempered by the continued demand for offshore services and the resulting pressure on prices, the maturation of the legacy outsourcing business, as well as volatility in demand for short term projects and other contract conclusions. Overall, the Company is seeing improvements in the opportunity pipeline in the commercial sectors providing an encouraging sign that clients are returning to transformational agendas.  BSS is expected to grow faster than MSS in fiscal 2012; however, both MSS and BSS will focus on higher-growth market segments including applications, cloud computing, cybersecurity, healthcare IT, financial services, and other industry-specific solutions bringing advanced solutions to market and by expanding the Company’s utilization in low-cost delivery centers.  Currency exchange movements will also influence results and the Company is unable to predict future currency exchange rates.

In addition to anticipated revenue growth, management intends to continue its focus on operating income margin in fiscal 2012. Management of SG&A and other overhead costs, as well as continuing utilization of offshore and near-shore low cost centers, is expected to provide margin growth in combination with margin improvement from increased revenue.  CSC will also continue its focus on cash management. In addition to operational issues and the effectiveness of working capital management, the Company’s free cash flow can be impacted by realized gains or losses on foreign currency hedging programs.  Such gains or losses are dependent on the movement of foreign currency exchange rates which the Company is unable to predict.

Results of Operations

Revenues
Revenues for the NPS, MSS, and BSS segments for fiscal 2011, fiscal 2010, and fiscal 2009 were as follows:
	Twelve Months Ended
	April 1, 2011			April 2, 2010		April 3, 2009
Dollars in millions	Amount	Percent Change		Amount	Percent Change	Amount
NPS	$6,002	(1.5%	)	$6,095	4.1%	$5,857
MSS	6,583	2.0		6,451	(6.8)	6,922
BSS	3,570	2.5		3,483	(7.3)	3,759
Corporate	14			17		17
Subtotal	16,169	0.8		16,046	(3.1)	16,555
Eliminations	(127)			(125)		(123)
Total Revenue	16,042	0.8		$15,921	(3.1)	$16,432

See Note 15 – Segment and Geographic Information within Item 8 - Consolidated Financial Statements and Supplemental Data.

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended April 1, 2011 vs. April 2, 2010	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.2%	-	(1.7)%	(1.5)%
MSS	-	(0.1)%	2.1	2.0
BSS	0.9	(0.2)	1.8	2.5
Cumulative Net Percentage	0.3%	(0.1)%	0.6%	0.8%

Twelve Months Ended April 2, 2010 vs. April 3, 2009	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.3%	-	3.8%	4.1%
MSS	-	(1.1)%	(5.7)	(6.8)%
BSS	0.9	0.6	(8.8)	(7.3)%
Cumulative Net Percentage	0.3%	(0.2)%	(3.2)%	(3.1)%

North American Public Sector

The Company’s North American Public Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	April 1, 2011		April 2, 2010(2)		April 3, 2009(2)
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$4,498	(0.1)%	$4,502	9.4%	$4,116
Civil agencies	1,300	(6.1)	1,385	(12.5)	1,582
Other (1)	204	(1.9)	208	30.8	159
Total	$6,002	(1.5)%	$6,095	4.1%	$5,857

(1)  Other revenues of foreign, state and local government work as well as commercial contracts performed by the NPS segment.
(2)  Prior year amounts have been adjusted to exclude discontinued operations revenues from two entities sold in fiscal 2011.

Fiscal 2011

NPS segment revenue decreased 1.5%, or $93 million, for fiscal 2011 as compared to fiscal 2010. Excluding two small acquisitions made at the end of the second and third quarters of fiscal 2011, revenue decreased 1.7%. DOD revenue declined slightly despite higher revenues on several programs.  The increases were offset by contract completions, the adverse effects from reduced tasking on two U.S. Army contracts, as well as from the impact of a one-time, $65 million revenue benefit in fiscal 2010 from a claim settlement that did not repeat in fiscal 2011.  Civil declines came primarily from contracts with the Department of Health and Human Services, the Department of Transportation and the EPA that either ended or experienced reductions in customer spending.

One factor affecting the overall year-over-year revenue decline was an ongoing uncertainty among many government customers about their fiscal budgets and potential budget cuts due to ongoing Congressional debates and temporary continuing resolutions on the current budget.  This uncertainty resulted in delayed decisions on a significant number of new business awards during fiscal 2011. As the uncertainty lifts, we expect many long-delayed award decisions to finally occur. Also impacting the year-over-year change is the increasing trend in contested awards, thereby slowing the ultimate start date of many contracts. For example, CSC won a significant award with the Transportation Security Administration in fiscal 2010 but protests resulted in numerous delays of up to 10 months. Another factor affecting many government contractors is the recent renewed government initiative to insource personnel rather than use external providers. The impact was not significant on CSC’s results given the nature of the types of services we provide, and we expect a diminished impact in the future as government agencies revisit the costs and benefits of such an initiative.

During fiscal 2011, the Company announced federal contract awards with a total value of $5.5 billion compared to $7.1 billion during fiscal 2010.

Fiscal 2010

NPS segment revenue increased 4.1%, or $238 million, for fiscal 2010 as compared to fiscal 2009.   Revenues from major new contracts contributed 4.6% or $269 million, including a field operations contract that commenced in the first quarter and contributed 3.0%, or $177 million. Revenue also increased 1.1% from a claim settlement of $65 million, and 0.3%, or $19 million from acquisitions. Revenue was offset 1.1% or $67 million from one extra week that was included in fiscal 2009.

Revenue from civil agencies declined $197 million, primarily the result of contract conclusions and reduced funding on certain contracts with various civil agencies. Delays in funding and contract completions on various EPA contracts accounted for $65 million. An IRS contract reduction contributed $50 million. The additional week included in fiscal 2009 contributed $30 million of the civil agencies’ year-over-year decline.  Revenue decline was only partially offset by new business revenue on other civil agency contracts in fiscal 2010.

Revenue from other sources increased $49 million primarily from a state contract that commenced late in fiscal 2009 and contributed $38 million in fiscal 2010.

Managed Services Sector

Fiscal 2011
MSS segment revenue grew $132 million, or 2.0% in fiscal 2011, and increased 2.1% excluding foreign currency effects. The overall MSS growth was primarily from a combination of new client engagements won in fiscal 2010 and 2011, which generated approximately $521 million revenue in fiscal 2011, as well as growth on existing accounts which contributed $297 million in year-over-year growth. Partly offsetting the increases were contract conclusions and terminations of $272 million plus volume and scope reductions on existing accounts totaling $384 million.

During fiscal 2011, the Company announced contract awards with a total value of $5.0 billion compared to $8.7 billion during fiscal 2010.

Fiscal 2010

MSS segment revenue declined $471 million, or 6.8% in fiscal 2010, and declined 5.7% excluding foreign currency effects of $74 million. Revenue decreased 5.1%, or $352 million, primarily from a lower level of projects in excess of contract baseline volumes, mainly in the Americas, as well as reduced scope and volume at some key clients.  Other declines were generally related to conclusions of smaller contracts totaling 3.9%, or $268 million.  Revenue declines were partially offset by new account growth, mainly in the Americas, of 3.2%, or $223 million.

During fiscal 2010, the Company announced contract awards with a total value of $8.7 billion compared to $5.1 billion during fiscal 2009.

Business Solutions & Services

Fiscal 2011

BSS segment revenue increased $87 million, or 2.5% in fiscal 2011, and increased 2.7% excluding foreign currency effects. Acquisitions accounted for approximately $29 million or 0.9% of the year-over-year increase.  The remaining growth resulted primarily from increases in the BSS consulting business in financial services, which grew $58 million year-over-year, and from other consulting operations which were up $30 million, excluding acquisitions. Additional growth came from an Asian hardware resale business and an Australian IT staffing operation which contributed $23 million. Offsetting the increases was a revenue decline on the U.K.’s National Health Service (NHS) contract by $46 million due to delays in milestone deliverables.

The financial services group benefited from increased business process outsourcing services as well as from higher software and project-related services. Other than healthcare-related operations, other consulting operations grew $60 million and were up by double digit rates in select regions, including Europe’s western region, Brazil and Australia, and were also up slightly in the U.S., while down in other regions across Europe. Healthcare-related consulting operations were down $30 million, however, primarily due to the conclusion of a major contract with a large insurance company and continued uncertainty in the U.S. marketplace regarding healthcare reform.

During fiscal 2011, BSS had contract awards of $3.5 billion compared to $3.4 billion in fiscal 2010.

Fiscal 2010

BSS segment revenue declined $276 million, or 7.3% in fiscal 2010, and declined 7.9% excluding foreign currency effects as compared to fiscal 2009. Partially offsetting internal declines was a $28 million increase from the acquisition of a foreign consulting business in the second quarter of fiscal 2010.  The decreased revenues, excluding the currency effect and acquisition, included declines of $84 million in healthcare-related consulting operations, $27 million in financial services, and approximately $123 million in other consulting operations. The declines were attributable to slowed demand in the healthcare market partly resulting from ongoing uncertainty about healthcare reform, project reductions especially in the financial services market and overall macroeconomic pressures that resulted in reduced customer spending on IT projects and services. Approximately $59 million of the decline was attributable to an extra week in fiscal 2009 as compared to fiscal 2010. Milestone delays on the U.K.’s NHS contract also contributed $49 million of year-over-year declines, and another $46 million was from reductions in an Asian hardware resale business and an Australian IT staffing operation.

Costs and Expenses

The Company’s costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	2011	2010	2009	2011	2010	2009
Costs of services (excludes depreciation and amortization)	$12,925	$12,618	$13,000	80.6%	79.2%	79.1%
Selling, general and administrative	965	981	1,071	6.0	6.2	6.5
Depreciation and amortization	1,073	1,095	1,179	6.7	6.9	7.2
Goodwill impairment	-	-	4	-	-	-
Interest expense, net	131	225	220	0.8	1.4	1.3
Other (income) expense	(20)	(20)	8	(0.1)	(0.1)	-
Total	$15,074	$14,899	$15,482	94.0%	93.6%	94.1%

Fiscal 2011

Historically, the Company has substantially matched revenues and costs in the same currency. However, the Company is increasing its use of offshore support and therefore is increasingly exposed to fluctuations in foreign currency exchange rates.

Costs and expenses as a percentage of revenue for fiscal 2011 was 94.0%, up from 93.6% in fiscal 2010. Costs of services (COS) rose 1.4% points as a result of adverse adjustments in MSS and BSS including out of period adjustments primarily in MSS as further discussed below. Selling, general and administrative (SG&A) expense ratio and depreciation and amortization (D&A) ratio both improved 0.2% points as a result of ongoing cost and capital expenditure reduction initiatives. Other income of $20 million was primarily due to equity in earnings of unconsolidated affiliates and other miscellaneous gains.

Fiscal 2010

Costs and expenses as a percentage of revenue for fiscal 2010 improved to 93.6% from 94.1% in fiscal 2009. COS ratio was relatively flat in fiscal 2010 as the Company aligned these expenses with revenue declines.  SG&A expense ratio decreased 0.3%, which was a result of reduced headcount, lower bid and proposal costs, and cost reduction initiatives. D&A ratio improved 0.3% from reduced capital spending and intangible asset amortization.  Other income of $20 million was primarily due to equity in earnings of unconsolidated affiliates and a gain from the sale of the Company’s former headquarters, partially offset by foreign currency losses.

Fiscal 2010 and 2009 amounts have been adjusted from those reported in the prior year Form 10-K to reflect the discontinued operations presentation of the results of two NPS divestitures in fiscal 2011 and one BSS divestiture in fiscal 2010.

Out of Period Adjustments

During fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes by $51 million ($34 million, net of taxes), that should have been recorded in prior fiscal years, primarily fiscal 2010.  As discussed in Note 2 - Out of Period Adjustments in the Notes to Consolidated Financial Statements, these recorded adjustments comprised $91 million of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $36 of the $40 million within MSS.  These adjustments reduced MSS operating income (a non-GAAP measure) by $53 million as discussed in Note 15, Segment and Geographic Information in the Notes to Consolidated Financial Statements.  The Company also recorded out of period income tax benefits in fiscal 2011 of $17 million, consisting of $12 million of income tax benefits related to the net pre-tax out of period adjustments and $5 million of unrelated income tax benefit adjustments.  The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for each fiscal year affected by the adjustments.

The following schedules show the effect on selected line items in the fiscal 2011 and fiscal 2010 Consolidated Statements of Income under the rollover method.

Twelve Months Ended April 1, 2011 (Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
Revenue	$16,042	$35	$16,077
Costs of services (excludes depreciation and amortization)	12,925	(19)	12,906
Selling, general and administrative	965	1	966
Depreciation and amortization	1,073	3	1,076
Interest expense	168	(1)	167
Other (income) expense	(20)	-	(20)
Income from continuing operations before taxes	968	51	1,019
Taxes on income	243	17	260
Income from continuing operations	725	34	759
Income from discontinued operations, net of taxes	34	-	34
Net income attributable to CSC common shareholders	740	34	774
EPS – Diluted
Continuing operations	$4.51	$0.22	$4.73
Discontinued operations	0.22	-	0.22
Total	4.73	0.22	4.95

Twelve Months Ended April 2, 2010 (Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,921	$(19)	$15,902
Costs of services (excludes depreciation and amortization)	12,618	33	12,651
Selling, general and administrative	981	(2)	979
Depreciation and amortization	1,095	(2)	1,093
Interest expense	252	-	252
Other (income) expense	(20)	-	(20)
Income from continuing operations before taxes	1,022	(48)	974
Taxes on income	192	(18)	174
Income from continuing operations	830	(30)	800
Income from discontinued operations, net of taxes	4	-	4
Net income attributable to CSC common shareholders	817	(30)	787
EPS – Diluted
Continuing operations	$5.27	$(0.20)	$5.07
Discontinued operations	0.01	-	0.01
Total	5.28	(0.20)	5.08

Costs of Services

Fiscal 2011

Costs of services as a percentage of revenue for fiscal 2011 increased to 80.6% from 79.2% for fiscal 2010, primarily driven by adverse changes in MSS’ EMEA and Americas operations as well as from a significant adjustment on the U.K’.s National Health Service (NHS) contract within the BSS segment. As discussed above, out of period adjustments recorded in MSS increased fiscal 2011 COS by $19 million and understated the reported fiscal 2010 COS by $33 million. Additionally in the Nordics region, operational issues including excess staffing capacity, performance issues and lower revenue also increased the COS ratio in fiscal 2011. The MSS fiscal 2011 COS ratio was further adversely impacted by higher start-up and transition expenses on several contracts and a strengthening rupee during fiscal 2011 which increased costs on U.S. dollar-denominated contracts.

BSS COS ratio increased from a $57 million increase in costs in the fourth quarter of fiscal 2011 as a result of a change in estimated profitability on the NHS contract.  The change in estimated profitability was based on expected contract modifications which are also expected to reduce total committed contract value of the program by $1,100 million to $1,300 million.  Nonetheless, the contract remains profitable.

Cost control measures taken in fiscal 2010 and continuing into fiscal 2011 partially offset the MSS and BSS issues noted above. BSS measures included salary and headcount reductions, facilities reductions in space and cost, as well as reduction in discretionary spending including travel costs. MSS cost control measures included a workforce realignment comprising reductions and shifting to low cost regions as well as ongoing focus on containing discretionary spending and adjustments to incentive compensation.

Improved profitability on a large fixed price NPS contract accounted for under percentage of completion, as well as positive adjustments to estimated profitability on that contract during the year, resulted in an improvement to the NPS COS ratio. The overall COS ratio for the Company was further positively impacted by a slight change in mix of the three segments, as NPS COS ratios are generally higher than those in MSS and BSS, and NPS revenue as a percentage of total CSC revenue declined slightly from fiscal 2010.

Fiscal 2010

Costs of services as a percentage of revenue was relatively flat at 79.2% for fiscal 2010 and 79.1% for fiscal 2009, primarily driven by matching revenue declines with cost reduction measures.  BSS Americas region, which experienced increased COS ratios in the healthcare services and global consulting, offset improvements in NPS and MSS ratios, as NPS and MSS had larger percentages of revenue of the consolidated Company than fiscal 2009.  The NPS segment ratio for fiscal 2010 improved from changes in estimated profitability on two contracts netting to $35 million, and curtailment of certain pension benefits of $7 million.  In the MSS segment, improvements in CSC India were driven by cost reductions, efficiencies, and by the weakening rupee during fiscal 2010, which reduced costs on US dollar-denominated contracts.

Selling, General and Administrative

Fiscal 2011

Selling, general and administrative expense improved 0.2% to 6% as a percentage of revenue in fiscal 2011 compared to fiscal 2010. This improvement was driven by reductions in Corporate G&A costs through lower legal and professional fees, and incentive compensation while the business segments maintained consistent ratios with fiscal 2010.

Fiscal 2010

Selling, general and administrative expense improved 0.3% to 6.2% as a percentage of revenue in fiscal 2010 compared to fiscal 2009. The NPS ratio increased 0.1 percentage point from additional legal fees and acquisition costs.  Ongoing MSS and BSS cost reduction actions were the primary driver of the improved SG&A as a percentage of revenue, including decreases in headcount, salaries, benefits, and legal fees, as well as movement of certain administrative functions to lower cost geographies.  Improvements were primarily in the European region and across the financial services operations of the BSS segment.  Offsetting these improvements were increases in the SG&A ratio in other segment regions as revenue decreased faster than cost reductions.

Depreciation and Amortization

Fiscal 2011

Depreciation and amortization decreased 0.2 percentage points to 6.7% of revenue in fiscal 2011 as compared to fiscal 2010.  Lower D&A expense in both the MSS & BSS segments were the contributors to this performance reflecting the reducing levels of capital expenditures in fiscal 2010 and 2009 in line with the Company’s ongoing program.

Fiscal 2010

Depreciation and amortization decreased 0.3 percentage points to 6.9% of revenue in fiscal 2010 as compared to fiscal 2009. The D&A ratio improved slightly in NPS, which had a lower than average ratio of 1.8% in fiscal 2010 and 2009, and which had a larger proportionate share of revenues year-over-year from 36% up to 38%.  The NPS and MSS improvements resulted from reductions in capital expenditures, and reduced amortization of transition costs and customer intangibles.  The ratio improvement was offset by slightly higher ratios in BSS as revenue decreased faster than expenses.

Goodwill Impairment

Goodwill is reviewed for impairment annually in our second fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC-350, "Intangibles - Goodwill and Other."  Each of the fiscal 2011 and 2010 tests resulted in no indication of impairment of goodwill.

During the third and fourth quarters of fiscal 2009, due to factors such as stock price fluctuation, uncertainty in the global economy, and the expected cash flows for certain reporting units being significantly less than previously estimated, management concluded a triggering event and potential impairment had occurred.  Based on the results of the interim impairment test conducted at the end of the fourth quarter of fiscal 2009, the Company recorded a $19 million goodwill impairment charge, equal to the carrying amount of the goodwill attributable to the Computer Systems Advisors (CSA) reporting unit.  Of the $19 million charge, $15 million was allocated to fiscal 2009 discontinued operations.

Income from Discontinued Operations

Fiscal 2011

During fiscal 2011, CSC completed the divestiture of two businesses within its NPS segment whose ultimate customer is the U.S. federal government, for consideration of $121 million.  Both of the divestitures were driven by Organizational Conflicts of Interest concerns.  The discontinued operations provided the Company income from discontinued operations, net of taxes of $34 million, which was comprised of income from discontinued operations of $6 million and a gain on disposition of $28 million.

Fiscal 2010

During the second quarter of fiscal 2010, CSC sold an immaterial business within its BSS segment for consideration of $34 million.  The Company realized income from discontinued operations, net of taxes of $4 million, which comprised of income from discontinued operations of $10 million and loss on disposition of $6 million (see Note 3 of consolidated financial statements).

Interest Expense and Interest Income

Fiscal 2011

Interest expense of $168 million in fiscal 2011 decreased $84 million compared to fiscal 2010.  The lower interest expense is a result of lower debt levels during fiscal 2011 primarily due to the repayment of the 7.375% $500 million term note in the fourth quarter of fiscal 2010, and repayment of the $1.5 billion credit facility in the third quarter of fiscal 2011.  The decrease in interest expense due to repayment of the term notes and credit facility was slightly offset by higher interest on increased capital lease activity and interest on borrowings for assets acquired under long term financing primarily in the MSS segment.

Interest income increased $10 million to $37 million in fiscal 2011 due to the combination of increase in interest rates and in foreign cash balances, primarily in India, Australia and Asia.

Fiscal 2010

Interest expense of $252 million in fiscal 2010 decreased $8 million compared to fiscal 2009. The decrease was due to lower interest rates. During March 2010 the Company retired debt of $500 million with interest of 7.375% due June 2011, which as noted above contributed to lower fiscal 2011 interest expense.

Interest income decreased $13 million in fiscal 2010 from lower blended interest rates.

Other (Income) Expense

The components of Other (income) expense, for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, are:

(Amounts in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Foreign currency (gains) losses	$(2)	$4	$25
Equity in earnings of unconsolidated affiliates	(11)	(14)	(15)
Other gains	(7)	(10)	(2)
Total	$(20)	$(20)	$8

There was no change in total other (income) expense from fiscal 2011 to fiscal 2010; however, there was a slightly different mix.  Foreign currency net gains of $2 million were the result of the effect of currency rate movement primarily between the U.S. dollar and Indian rupee, which favorably impacted the Company's hedging program.  Reduction of equity earnings reflects the disposal of a minority equity shareholding during the year, while the other gains reflect a $3 million gain from the disposal of the minority equity investment, and a gain of $4 million from other minority investments.

The Company reported other income of $20 million for fiscal 2010 compared with $8 million of other expense in fiscal 2009.  Other (gains) losses for fiscal 2010 primarily includes a gain of $6 million related to sale of the former corporate headquarters facility in El Segundo, California, a gain of $6 million from a positive workers' compensation claim experience on a business divested in fiscal 2005, and a $3 million loss related to a building for sale in Europe.

Of the reported $25 million currency loss in fiscal 2009, $15 million was due to hedging costs.  The remaining loss of $10 million is due to unhedged currency exposure. Foreign currency net gains for fiscal 2010 were the result of the effect of currency rate movements, primarily between the currency pairs of U.S. dollar and the Euro, British Pound Sterling and Australian dollar, and Euro and the British Pound Sterling.

Taxes

The effective tax rate on income from continuing operations for fiscal 2011, 2010, and 2009 was 25.1%, 18.8%, and (18.2)%, respectively.  As a global enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions, tax planning, and tax characteristics of our income.  Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our effective tax rate.

Our effective tax rate increased for fiscal 2011 as compared to fiscal 2010 primarily due to change in mix of income between foreign and U.S. operations and an increase in the valuation allowance for fiscal 2011.  The increases to the effective tax rate were partially offset by income tax benefits related to research and development credits ("R&D") that were primarily composed of new credits related to the passage of tax legislation, and tentative agreements related to the current IRS exam cycle which reduced the effective tax rate by 7.2%.  In addition, the Company generated greater U.S. foreign tax credits in the current fiscal year than in the prior fiscal year which reduced the effective tax rate by 2.9%.

Our effective tax rate increased for fiscal 2010 as compared to fiscal 2009 primarily due to favorable settlements of open audit years that were recognized during the second quarter of fiscal 2009.  During the second quarter of fiscal 2010, the Company reversed a valuation allowance associated with branch net operating loss carryforwards and remeasured an uncertain tax position for foreign tax credits as a result of an audit settlement, which reduced the effective tax rate by 5.2% and 1.8%, respectively.

As of April 1, 2011, in accordance with ASC 740-10, the Company’s liability for uncertain tax positions was $477 million, including interest of $88 million, penalties of $29 million, and net of tax attributes of $66 million.  During the year ended April 1, 2011, the Company accrued interest expense of $3 million ($2 million net of tax) and accrued penalties of $2 million, and as of April 1, 2011, has recognized a liability for interest of $88 million ($58 million net of tax) and penalties of $29 million.

Effective during the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries.  The Company is currently evaluating the potential tax benefit of this election, which could range as high as $120 million.

A more detailed analysis of differences between the U.S. federal statutory rate and the effective tax rate, as well as other information about our income tax provision, is provided in Note 10 to the consolidated financial statements.

Earnings Per Share and Share Base

Earnings per share on a diluted bases decreased $0.55 to $4.73 in fiscal 2011.  The decrease is primarily due to the decrease in net income attributable to CSC common shareholders of 9.4% for fiscal 2011.  Net income attributable to CSC common shareholders decreased $77 million in fiscal 2011 as compared to fiscal 2010, due to a combination of lower pre-tax earnings and higher taxes in fiscal 2011.  The decrease in EPS was also due to an increase in the weighted average common shares and common stock equivalents during the fiscal year due to the year-over-year appreciation in the Company’s stock price.

Diluted earnings per share (EPS) for fiscal 2010 decreased $2.03 to $5.28 from $7.31 in fiscal 2009. EPS was unfavorably impacted by lower net income and an increase in the average share base of 2.14 million shares from fiscal 2009. In fiscal 2010, income before taxes increased 7.6% or $72 million from fiscal 2009.  Income tax expense increased $365 million in fiscal 2010 from the significant tax benefits that occurred in fiscal 2009. The fiscal 2010 increased average share base was a result of increased number of exercised common stock equivalents from an appreciating stock price.

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash from operations	$1,564	$1,643	$1,986
Net cash used in investing	(892)	(790)	(1,038)
Net cash (used in) from financing	(1,676)	(487)	742
Effect of exchange rate changes on cash and cash equivalents	57	121	(92)
Net (decrease) increase in cash and cash equivalents	(947)	487	1,598
Cash and cash equivalents at beginning of year	2,784	2,297	699
Cash and cash equivalents at end of year	$1,837	$2,784	$2,297

The Company's cash and cash equivalents balance decreased by $947 million during fiscal 2011 compared to fiscal 2010.  While net cash from operations in fiscal 2011 approximated fiscal 2010, there was a greater use of cash for both investing and financing activities.  Cash used in investing activities increased $102 million compared to fiscal 2010 and reflects higher net acquisition costs and equipment purchases.  Cash used in financing activities increased $1.2 billion primarily due to the repayment of the $1.5 billion credit facility in the third quarter of fiscal 2011.

Operating Cash Flow

Net cash from operating activities for fiscal 2011 of $1,564 million decreased $79 million as compared to the prior year.  The decrease is primarily due to reduced cash flows from advance contract payments of approximately $370 million, mainly from the U.K. National Health Services (NHS) contract, offset by higher collections from customers of approximately $100 million, reduced interest and tax payments of $97 million and $126 million, respectively.  The reduced NHS advance contract payments are a result of delays in achieving certain milestones for Lorenzo Regional Care, as well as ongoing contract modification negotiations.  The higher collections and reduced vendor payments are due to timing.  The reduction in cash taxes paid is primarily due to additional pension contribution made in March 2010, which resulted in the Company generating a significant overpayment on its fiscal 2010 tax return which reduced cash tax payments during fiscal 2011.  Additionally, the Company made a cash payment to settle a tax audit with the German tax authorities during fiscal 2010, which did not recur in fiscal 2011.

Net cash from operating activities for fiscal 2010 of $1,643 million represents a decrease of $343 million versus the prior year.  Significant variances between the years in the factors that reconcile net income to net cash from operations are described below.

Net income of $834 million in fiscal 2010 was down $289 million, including the effect of the prior year's significant tax settlements.

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

Accounts payable and accrued liabilities decreased $86 million more than fiscal 2009. The decrease was driven by higher pension contributions of $124 million as well as lower additions to pension liabilities for the recognition of pension expense, offset by increases in other current liabilities.

Investing Cash Flow

Net cash used in investing activities in fiscal 2011 increased $102 million compared to fiscal 2010.  The increase is primarily due to increase in payments for business acquisitions of $153 million, higher purchases of property and equipment and corporate assets of $85 million, partially offset by greater proceeds from two divestitures of $105 million and lower cash flow associated with outsourcing contracts of $38 million.

In fiscal 2010, investing cash outflows of $790 million decreased approximately $248 million compared to fiscal 2009.  The decrease was driven by reduced purchases of computer equipment, lower acquisition activity, and higher other investing inflows of $121 million, $95 million, and $34 million, respectively.  The higher inflow from other investing activities was driven by $43 million from the liquidation of an equity investment and $25 million from the sale of the company’s former headquarters facility in El Segundo, California.

Financing Cash Flow

Net cash used in financing activities for fiscal 2011 was $1,676 million, an increase of $1,189 million from fiscal 2010.  This increase is primarily due to repayment of the $1.5 billion credit facility in the third quarter, repurchase of $65 million of the Company's outstanding common stock in the fourth quarter under the previously announced $1 billion share repurchase program, and payment of cash dividends of $77 million.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,837 million at April 1, 2011, and $2,784 million at April 2, 2010, and total equity increased $1,052 million to $7,560 million during fiscal 2011.

At the end of fiscal 2011, CSC’s ratio of debt to total capitalization was 25.4%, reduced from 36.5% at the end of fiscal 2010, and from 43.0% at the end of fiscal 2009. The decrease in the debt ratio for fiscal 2011 was primarily the result of the repayment of the $1.5 billion line of credit in the third quarter. The decrease in the debt ratio for fiscal 2010 was primarily the result of the $500 million term note repayment in the fourth quarter of fiscal 2010.

The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year end 2011 and 2010.

Amount in millions	April 1, 2011	April 2, 2010
Debt	$2,579	$3,744
Equity	7,560	6,508
Total capitalization	$10,139	$10,252
Debt to total capitalization	25.4%	36.5%

At April 1, 2011, the Company had $29 million of short-term borrowings under uncommitted lines of credit with foreign banks, $141 million of current maturities and $2,409 million of long-term debt.  The Company had no outstanding commercial paper as of April 1, 2011.

At April 2, 2010, the Company had $21 million of short-term borrowings under uncommitted lines of credit with foreign banks, $54 million of current maturities and $3,669 million of long-term debt.  The Company had no outstanding commercial paper as of April 2, 2010.

On March 18, 2011, the Company entered into a new committed line of credit providing $1.5 billion of long term commercial paper backup which replaced the existing $1.5 billion line of credit that would have expired on July 12, 2012.  The new line of credit expires on March 18, 2015.  This line requires the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00.  The Company is in full compliance with these requirements.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). In fiscal 2011, the Company repurchased 1.4 million shares in the open market for approximately $65 million according to SEC rule 10-b18. The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the 2011 Repurchase Program.

In fiscal 2011, the Company commenced paying quarterly cash dividends to its common stockholders.  During fiscal 2011 dividends of $0.70 per share or $108 million were declared of which $77 million was paid out.  The Company has sufficient liquidity and expects to continue paying quarterly cash dividends.

On April 1, 2011, the Company announced an agreement to acquire iSoft Group Limited, a provider of advanced healthcare IT solutions at A$0.17 per share, which will compliment its healthcare integration services and software products.  The transaction is expected to close during the second quarter of fiscal 2012 subject to various approvals.

The Company's total liquidity is comprised of cash and cash equivalents plus any borrowing availability under its credit facility.  As of April 1, 2011, the Company's total liquidity was approximately $3.3 billion because as of April 1, 2011, the Company had no borrowings against the 2015 credit facility.

Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

Liquidity Risk

The Company is exposed to liquidity risk from operations and from the Company’s ability to access the commercial paper and debt markets.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts.  The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance.  For example, the Company and the U.K. National Health Service (NHS) are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system.  The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions.  The 2009 amendment included mutual releases of all claims existing at the time of the amendment.  Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million or $800 million.  During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million or $1,222 million which would reduce the total contract value to approximately £2.1 billion or $3.4 billion at current exchange rate. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSoft Group Limited.  NHS has notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues.  In response, the Company has cured or is preparing to cure the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations.  Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS.  The Company has disputed the alleged breach.  NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract.  Pennine subsequently elected not to continue with the Lorenzo deployment; however, NHS and the Company are jointly working to replace Pennine with another mental health care trust which would implement the Lorenzo system.  Notwithstanding this dispute, both NHS and the Company have continued discussions with the intention of finalizing the terms of the MOU.

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction.  Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties.  Negotiation of the terms of the MOU are substantially complete and are subject to final government review and approvals.  The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party.

As of April 1, 2011, the Company had a net investment in the contract of approximately $1.03 billion, which includes $240 million of receivables, $1,130 million of contractual work in progress recorded in prepaid expenses and other current assets, $320 million of advance contract payments recorded in deferred revenue, and $60 million of dedicated computer equipment.  As a result of the expected contract amendment, the Company estimates that total contract value will be reduced by £764 million ($1,222 million).  The contract term is expected to be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.4 to $3.2 billion) over that remaining term.  During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the expected contract amendment.  These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the expected contract amendment as reflected in the MOU.  With these amendments, the contract remains profitable and the Company expects to recover its investment.  Future events, however, could result in a charge to reduce the contract profitability recognized to date and impair the Company’s net investment in the contract, a reduction in future profitability or a material adverse impact on the Company’s cash flows.  On April 1, 2011, pursuant to the contract, NHS made an advance payment to the Company of £200 million ($320 million) related to the forecasted charges expected by the Company during fiscal year 2012. The advance payment is secured by performance bonds obtained by the Company.  The advance payment arrangement provides, as one of its conditions, that the Company could be required to repay the advance payment upon NHS demand on September 30, 2011, if the parties are not progressing satisfactorily toward completion of the expected contract amendment.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and the Company would have claims against NHS for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies.  The Company believes that NHS, when considering its alternatives of maintaining or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees or damages payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  If NHS elected to terminate the contract for convenience, the total amount recoverable by the Company from termination fees payable by NHS and from claims by the Company is uncertain and it is possible the Company’s total recovery would be materially less than the net asset value associated with the contract.  Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

There can be no assurance that the Company and NHS will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur.  The final terms of any contract amendment, a significant delay in completing a contract amendment, failure to conclude a contract amendment, or a termination of the contract by NHS for convenience could result in an impairment of the Company’s net investment in the contract and have an material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.  In addition, these events could result in a goodwill impairment charge (see Note 9).

If the parties do not successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims.  Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies.  If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract.  Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount.  The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract.  However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material reward of damages against the Company which could have a material adverse effect on the Company's financial statements.

The Company’s ability to access the commercial paper and debt markets is dependent on liquidity in the credit markets as well as the Company’s financial position.  On March 18, 2011, the Company entered into a new committed line of credit providing $1.5 billion of long term commercial paper backup which replaced an existing $1.5 billion line of credit that would have expired on July 12, 2012. The new line of credit expires on March 18, 2015. Beginning in the third quarter of fiscal 2011, the Company was able to borrow against commercial paper to meet short term liquidity needs.  As of April 1, 2011, there are no borrowings outstanding against commercial paper.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities and current cash balances. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 17 to the consolidated financial statements.  However, there can be no assurances that the Company will be able to issue debt with acceptable terms in the future.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 1, 2011:

(Amounts in millions)	Fiscal 2012	Fiscal 2013	Fiscal 2014 & Thereafter	Total
Performance guarantees:
Surety bonds	$29	$-	$-	$29
Letters of credit	494	1	19	514
Standby letters of credit	64	-	5	69
Foreign subsidiary debt guarantees	625	-	-	625
Total	$1,212	$1	$24	$1,237

See Note 16 to the Notes to Consolidated Financial Statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of April 1, 2011:

(Amounts in millions)	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt	$-	$998	$-	$997	$1,995
Interest on fixed rate debt	119	184	130	130	563
Capital lease obligations	104	187	92	62	445
Bank debt	29	-	-	-	29
Operating leases	277	369	164	89	899
Minimum purchase obligations	271	329	102	5	707
Other long-term liabilities	35	49	26	-	110
Liability related to unrecognized tax benefits	38	16	-	-	54
Total	$873	$2,132	$514	$1,283	$4,802

The liability related to unrecognized tax benefits of $54 million included in the table above is associated with expected tax audit settlements for fiscal years 2005 through 2007.  Additional liability has been excluded from the table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements cannot be determined.

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

During fiscal 2012, the Company expects to make contributions of approximately $179 million to pension and $11 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2012 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2011, pension and other pension benefits contributions amounted to $239 million, a decrease of $106 million from $345 million in fiscal 2010. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 12 to the Notes to Consolidated Financial Statements for further discussion.

Dividends

In fiscal 2011, CSC’s Board of Directors instituted payment of cash dividends to common stockholders.  During the year, quarterly dividends were declared which for the full fiscal year aggregated to $0.70 per share or $108 million.  Of the total dividends declared, $77 million was paid in fiscal 2011 and the balance of $31 million was paid on April 15, 2011.

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

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting, which is less than nine percent of the Company’s revenues, the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Management regularly reviews project profitability and the underlying estimates.

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

Capitalization of outsourcing contract costs

Certain costs incurred upon initiation of an outsourcing contract are deferred and amortized over the contract life. These costs consist of contract acquisition and transition/set-up costs, and include the cost of due diligence activities after competitive selection, costs associated with installation of systems and processes, and amounts paid to clients in excess of the fair market value of assets acquired (i.e., premiums). Finance staff, working with program management, review costs to determine appropriateness for deferral in accordance with relevant accounting guidance.

Key estimates and assumptions that we must make include assessing the fair value of assets acquired from a customer in order to calculate the premium and projecting future cash flows in order to assess the recoverability of deferred costs. We utilize the experience and knowledge of our professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations. Amortization of such premiums is recorded as a reduction of revenue.

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

Assumptions related to purchase accounting and goodwill

We account for acquisitions using the acquisition method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments in determination of acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining their fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations can be based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates during the allocation period related to the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired.  Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  The Company estimates the fair value of each reporting unit using a combination of income approach and market approach.  The income approach incorporates the use of a discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital.  To estimate the fair value of the reporting units, a discount rate is applied based on the specific risk characteristics of each reporting unit and its underlying forecast.  Cash flow projections are based on management's estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.

The market approach estimates fair value by applying performance metric multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  If the fair value of the reporting unit derived using the market approach were significantly different from the fair value estimated in the income approach, the Company would reevaluate assumptions used in the two models.

The fair values determined by the market approach and income approach as described above, were weighted to determine the fair value for each reporting unit.  The weightings assigned to each reporting unit were primarily driven by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates, operating margins, terminal growth rates, capital expenditures, as well as discount rates.  Estimates involve the assessment of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. In addition, judgments and assumptions are required for allocating shared assets and liabilities to determine the carrying values of each reporting unit. Although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and can vary from actual results.  Future events relating to the NHS contract negotiations could adversely impact the Company's estimates and assumptions relating to future cash flows and determination of fair value of the related reporting units, which may result in a goodwill impairment charge (see Notes 9 and 16 of the consolidated financial statements).

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by ASC 715 Compensation – Retirement Benefits (SFAS No. 87 “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”) for fiscal 2011, 2010 and 2009 to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. We consider current market conditions such as changes in interest rates, in determining discount rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors.  Please see Note 12 for more details.  The weighted-average of the expected long-term rate of return, for all plans, on plan assets utilized for the fiscal 2011 and 2010 pension plan valuations was 7.5% and 7.8%, respectively.  Holding all other assumptions constant, a one-half percentage increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the fiscal 2011 net periodic pension cost by approximately $19 million.

An assumed discount rate is required to be used in each pension plan actuarial valuation.  The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2011 net periodic pension cost was 5.8% compared to 7.4% used for fiscal 2010. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the fiscal 2011 net periodic pension cost by approximately $14 million, or increased it by approximately $7 million, respectively.  Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur.  For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized over time.  For CSC, market returns in fiscal 2011 caused actual pension plan asset returns to exceed those expected in fiscal 2011 and 2010, respectively.  However, declining discount rates in fiscal 2011, which resulted in higher benefit obligation growth, served to offset some of the positive impact of favorable asset returns in fiscal 2011.  Pension assets as a percentage of projected benefit obligations increased during the fiscal year.  Declining discount rates in fiscal 2010, which resulted in higher calculated benefit obligation growth, served to partially offset the impact of positive asset returns in fiscal 2010.

In fiscal 2011, a number of U.K. pension plans were frozen.  And as a result, lower pension obligations were recognized in 2011 than in 2010.  The effect of this adjustment and the annual measurement in fiscal 2011 was to decrease pension liability by $180 million, increase non-current assets by $7 million, and decrease accumulated comprehensive loss by $86 million ($62 million, net of taxes).
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

Assumptions and estimates used to analyze contingencies and litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on management’s view of the expected outcome. CSC consults with legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 “Contingencies.”  Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on the consolidated financial results.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rates

The Company utilizes fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments.  For the year ended April 1, 2011, a hypothetical 10% movement in interest rates would not have had a material impact on the Company’s consolidated results of operations or financial conditions.

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

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using foreign currency forwards to hedge intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities.  For accounting purposes, these contracts do not qualify for hedge accounting and thus all changes in fair value are reported in net earnings as part of other (income) expense.  The Company also uses foreign currency options to manage its exposure to economic risk caused by exchange rate fluctuations. These financial instruments are generally short term in nature with typical maturities of less than one year. They are used to offset existing foreign currency positions or as economic hedges and not for speculative or trading purposes.

During fiscal 2011, approximately 37% of the Company’s revenue was generated outside of the United States. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings.  For the year ended April 1, 2011, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would have impacted revenue by approximately 4% or $591 million.  In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $24 million for the year ended April 1, 2011. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

As of April 1, 2011, the Company had approximately $1,537 million of non-U.S. dollar denominated cash and cash equivalents, and approximately $29 million of non-U.S. dollar borrowings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of April 1, 2011 and April 2, 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the three fiscal years in the period ended April 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of April 1, 2011 and April 2, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 1, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/
___________________________
DELOITTE & TOUCHE LLP

McLean, Virginia

June 15, 2011

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	April 1, 2011	April 2, 2010

Current assets:
Cash and cash equivalents	$1,837	$2,784
Receivables, net of allowance for doubtful accounts of $46 (2011) and $47 (2010)	3,719	3,849
Prepaid expenses and other current assets	2,001	1,789
Total current assets	7,557	8,422
Intangible and other assets:
Software, net of accumulated amortization of $1,291 (2011) and $1,205 (2010)	562	511
Outsourcing contract costs, net of accumulated amortization of $1,324 (2011) and $1,233 (2010)	647	642
Goodwill	4,038	3,866
Other assets	820	773
Total intangible and other assets	6,067	5,792
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,281	1,191
Computers and related equipment	4,565	4,301
Furniture and other equipment	503	480
	6,349	5,972
Less: accumulated depreciation and amortization	3,853	3,731
Property and equipment, net	2,496	2,241
Total Assets	$16,120	$16,455

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in millions, except share data)	April 1, 2011	April 2, 2010

Current liabilities:
Short-term debt and current maturities of long-term debt	$170	$75
Accounts payable	517	409
Accrued payroll and related costs	817	821
Other accrued expenses	1,291	1,344
Deferred revenue	987	1,189
Income taxes payable and deferred income taxes	396	284
Total current liabilities	4,178	4,122

Long-term debt, net of current maturities	2,409	3,669
Income tax liabilities and deferred income taxes	511	550
Other long-term liabilities	1,462	1,606
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 162,873,485 (2011) and 162,234,314 (2010)	163	162
Additional paid-in capital	2,120	2,006
Earnings retained for use in business	6,296	5,709
Accumulated other comprehensive loss	(690)	(1,052)
Less common stock in treasury, at cost, 8,392,668 (2011) and 8,284,771 (2010)	(385)	(379)
Total CSC stockholders’ equity	7,504	6,446
Noncontrolling interest in subsidiaries	56	62
Total Equity	7,560	6,508
Total Liabilities and Equity	$16,120	$16,455

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended
(Amounts in millions, except per share amounts)	April 1, 2011	April 2, 2010	April 3, 2009

Revenues	$16,042	$15,921	$16,432
Costs of services (excludes depreciation and amortization)	12,925	12,618	13,000
Selling, general and administrative	965	981	1,071
Depreciation and amortization	1,073	1,095	1,179
Goodwill impairment	-	-	4
Interest expense	168	252	260
Interest income	(37)	(27)	(40)
Other (income) expense	(20)	(20)	8
Total costs and expenses	15,074	14,899	15,482
Income from continuing operations before taxes	968	1,022	950
Taxes on income	243	192	(173)
Income from continuing operations	725	830	1,123
Income from discontinued operations, net of taxes	34	4	-
Net income	759	834	1,123
Less:
Net income attributable to noncontrolling interest, net of tax	19	17	8
Net income attributable to CSC common shareholders	$740	$817	$1,115
Earnings per common share:
Basic:
Continuing operations	$4.57	$5.35	$7.37
Discontinued operations	0.22	0.01	-
	$4.79	$5.36	$7.37
Diluted:
Continuing operations	$4.51	$5.27	$7.31
Discontinued operations	0.22	0.01	-
	$4.73	$5.28	$7.31

Cash dividend per common share	$0.70	$-	$-

(See notes to consolidated financial statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income	$759	$834	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,140	1,156	1,270
Stock based compensation	56	64	54
Deferred taxes	100	8	247
Gain on dispositions	(74)	(5)	(1)
Provision for losses on accounts receivable	7	23	33
Excess tax benefit from stock based compensation	(6)	(9)	(1)
Unrealized foreign currency exchange (gain) loss	(9)	(28)	98
Impairment losses and contract write-offs	23	23	53
Cash surrender value in excess of premiums paid	(6)	(5)	(5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	170	70	224
Increase in prepaid expenses and other current assets	(116)	(153)	(164)
Decrease in accounts payable and accruals	(234)	(409)	(323)
Decrease in income taxes payable and income tax liability	(44)	(135)	(820)
(Decrease) increase in deferred revenue	(204)	207	236
Other operating activities, net	2	2	(38)
Net cash provided by operating activities	1,564	1,643	1,986

Cash flows from investing activities:
Purchases of property and equipment	(663)	(578)	(699)
Outsourcing contracts	(138)	(176)	(165)
Acquisitions, net of cash acquired	(158)	(5)	(100)
Business dispositions	119	14	-
Software purchased or developed	(164)	(173)	(163)
Proceeds from sale of property and equipment	105	82	77
Other investing activities, net	7	46	12
Net cash used in investing activities	(892)	(790)	(1,038)

Cash flows from financing activities:
Net repayment of commercial paper	-	-	(263)
Borrowings under lines of credit	105	130	1,848
Repayment of borrowings under lines of credit	(1,599)	(137)	(320)
Principal payments on long-term debt	(92)	(537)	(532)
Proceeds from stock options and other common stock transactions	73	100	13
Excess tax benefit from stock based compensation	6	9	1
Repurchase of common stock and acquisition of treasury stock	(65)	(3)	(4)
Dividend payments	(77)	-	-
Other financing activities, net	(27)	(49)	(1)
Net cash (used in) provided by financing activities	(1,676)	(487)	742
Effect of exchange rate changes on cash and cash equivalents	57	121	(92)
Net (decrease) increase in cash and cash equivalents	(947)	487	1,598
Cash and cash equivalents at beginning of year	2,784	2,297	699
Cash and cash equivalents at end of year	$1,837	$2,784	$2,297

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in	Earnings Retained for Use in	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Business	(Loss)	Treasury	Equity	Interest	Equity
Balance at March 28, 2008	159,219	$159	$1,771	$3,802	$101	$(371)	$5,462	$159	$5,621

Comprehensive income:
Net income				1,115			1,115	8	1,123
Currency translation adjustment					(638)		(638)		(638)
Unfunded pension obligation					(467)		(467)		(467)
Comprehensive income							10	8	18
Stock based compensation expense			54				54		54
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	470	1	11				12		12
Change in pension valuation date per ASC 715				(24)			(24)		(24)
Non controlling interest distributions								(59)	(59)
Balance at April 3, 2009	159,689	160	1,836	4,893	(1,004)	(375)	5,510	108	5,618

Comprehensive income:
Net income				817			817	17	834
Currency translation adjustment					242		242		242
Unfunded pension obligation					(290)		(290)		(290)
Comprehensive Income							769	17	786
Stock based compensation expense			64				64		64
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	2,545	2	106				108		108
Non controlling interest distributions and Other				(1)			(1)	(63)	(64)
Balance at April 2, 2010	162,234	162	2,006	5,709	(1,052)	(379)	6,446	62	6,508

Comprehensive income:
Net income				740			740	19	759
Currency translation adjustment					261		261		261
Unfunded pension obligation					101		101		101
Comprehensive income							1,102	19	1,121
Stock based compensation expense			56				56		56
Acquisition of treasury stock						(6)	(6)		(6)
Repurchase of common stock	(1,353)	(1)	(19)	(45)			(65)		(65)
Stock option exercises and other common stock transactions	1,992	2	77				79		79
Cash dividends declared				(108)			(108)		(108)
Non controlling interest distributions								(25)	(25)
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560

(See notes to consolidated financial statements)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1–Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and footnotes are those of Computer Sciences Corporation, its subsidiaries, and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company.”  Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Contractual work in process balances at April 1, 2011, and April 2, 2010, of $1,162 million and $932 million, respectively, are included in prepaid expenses and other current assets.

Fiscal 2010 and 2009 statements of income have been recast from those presented in previously filed Forms 10-K to reflect discontinued operations of two businesses sold in fiscal 2011 and one sold in fiscal 2010.  See Note 3 for further discussion.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management's best knowledge of historical experience, current events, and on various other assumptions that are believed to be reasonable under the circumstances.  As a result, actual results could differ from those estimates.  Amounts subject to significant judgment and estimates include, but are not limited to, costs to complete fixed price contracts, contract value for contracts using percentage of completion, cash flows used in the evaluation of impairment of goodwill, intangible assets, certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, valuation allowances on deferred tax assets, loss accruals for litigation, pension related liabilities, inputs used for computing stock-based compensation and the fair value of derivative instruments.

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

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. federal government. Currently, eight percent of the Company’s revenues are recognized under this method. Progress towards completion is measured based on achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident.  The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.  The Company recognized significant changes in estimated profitability on four contracts in fiscal 2011 that netted to a decrease in pre-tax earnings of $40 million, including a $57 million decrease related to the NHS contract, and on two contracts in fiscal 2010 that netted to an increase in pre-tax earnings of $35 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale of proprietary software typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their vendor-specific objective evidence of fair value with the remainder allocated to the delivered software license element. Vendor-specific objective evidence of fair value for the undelivered elements is determined based on the price charged where each deliverable is sold separately. Revenue allocated to each element is recognized when (1) a written contract is executed, (2) the element has been delivered, (3) the fee is fixed and determinable, and (4) collectability is probable. If significant customization is required, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing the output method to measure progress to completion or other measures if they represent the best approximation of progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred. Client contracts may include the provision of more than one of CSC’s services.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Credit information files	10 to 20 years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life with consideration of the first contract renewal

The cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation expense for fiscal years 2011, 2010, and 2009 was $692 million, $719 million, and $775 million, respectively.

Software is amortized on a straight-line basis, or on an accelerated basis if deemed more appropriate, as described in Software Development Costs discussion below.  Outsourcing contract costs and credit information files are amortized on a straight-line basis.  Acquired intangible assets are amortized based on estimated undiscounted cash flow over the estimated life of the asset or on a straight line basis if cash flow cannot be reliably estimated.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outsourcing Contract Costs

Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities. Such capitalized costs can be separated into two principal categories: contract acquisition costs and transition/set-up costs. The primary types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, travel costs, and premiums on asset purchases.

The first principal category, contract acquisition costs, consists mainly of due diligence activities after competitive selection as well as premiums paid. Premiums are amounts paid to customers in excess of the fair market value of assets acquired. Fixed assets acquired in connection with outsourcing transactions are capitalized at fair value and depreciated consistent with fixed asset policies described above. Premiums paid are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of outsourcing contract cost premiums is accounted for as a reduction in revenue. The second principal category of capitalized outsourcing costs is transition/set-up costs. Such costs are primarily associated with the installation of systems and processes and are amortized over the contract life.

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the associated long-lived asset group including the unamortized outsourcing contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance of the asset group, the balance would be adjusted based on the fair value of the long-lived assets group in the period such a determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

Terminations of outsourcing contracts, including transfer of assets either back to the customer or to another IT provider, prior to the end of their committed contract terms, are infrequent due to the complex transition of personnel, assets, methodologies, and processes involved with outsourcing transactions. In the event of an early termination, the Company and the customer, pursuant to certain contractual provisions, engage in discussions to determine the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

Stock-Based Compensation

The Company recognized stock-based compensation expense for fiscal 2011, fiscal 2010, and fiscal 2009 as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Cost of services	$12	$15	$13
Selling, general and administrative	44	49	41
Total	$56	$64	$54
Total, net of tax	$35	$40	$34

The Company’s overall stock-based compensation granting practice has not changed year over year.  The Company periodically evaluates its significant assumptions used in the fair value calculation.  For fiscal 2011, the Company modified certain underlying assumptions in the fair value calculations, as described below.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted.  The expected term was calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised.  The Company determined separate assumptions for the expected term of options granted based on two separate job tier classifications which had distinct historical exercise behavior.  This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options.  In determining the overall risk-free interest rate for fiscal 2011, a range of interest rates from 1.28% to 3.34% was applied depending on the expected life of the grant. The Company continued to base expected volatility on a blended approach using an equal weighting of implied volatility and historical volatility.  However, beginning with the first quarter of fiscal 2011, the historical volatility calculation was based on the Company’s seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected term of the stock options.  The range of volatility used for fiscal 2011 was 27% to 30%.  Had the ten year historical daily closing price been used for fiscal 2011, volatility would have been approximately five percentage points higher, which would have resulted in an immaterial impact on annual compensation expense.  The dividend yield assumption was added concurrent with the May 19, 2010, declaration of a cash dividend.  Forfeitures were estimated based on historical experience, and in addition, an adjustment was made to reflect actual forfeiture experience for fiscal 2010, which decreased stock-based compensation expense recognized for fiscal 2011 by $6 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair values of stock options granted during fiscal 2011, fiscal 2010, and fiscal 2009 were $12.95, $15.15, and $15.82 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Risk-free interest rate	2.37%	2.20%	3.17%
Expected volatility	28%	41%	36%
Expected term (in years)	5.85	4.14	4.08
Dividend yield	1.17%	-	-

During fiscal 2011, fiscal 2010, and fiscal 2009, the Company realized income tax benefits of $11 million, $13 million, and $6 million, respectively, and an excess tax benefit of $6 million, $9 million, and $1 million, respectively, related to all of its stock incentive plans.

Acquisition Accounting and Goodwill

Under acquisition accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually or more frequently for each reporting unit if indicators of impairment exist (see Notes 4 and 9). Effective fiscal 2010, with the adoption of ASC 805 (FAS 141R), acquisition-related costs are expensed in the periods in which the costs are incurred.  The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Fair Value

The Company uses the fair value measurement guidance to value certain of its assets and liabilities. Under this guidance, assets and liabilities are required to be valued based on assumptions used by a market participant, consistent with the following hierarchy of inputs:

Level 1	—	Quoted prices unadjusted for identical assets or liabilities in an active market;

Level 2	—	Inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities; and

Level 3	—	Unobservable inputs that reflect the entity's own assumptions which market participants would use in pricing the asset or liability.

The assets and liabilities which are valued using the fair value measurement guidance include the Company’s money market funds, time deposits, pension assets, and foreign currency derivatives comprised of forward and option contracts.  The fair value of the forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 inputs.  Option contracts are valued using inputs which are based on quoted pricing intervals from external valuation models, which do not involve management judgment and as such, these inputs are considered Level 2 inputs.  No assets or liabilities were measured at fair value using the significant unobservable (i.e., Level 3) inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  These include acquired assets and assumed liabilities in a business combination, equity method investments, asset retirement obligations, long-lived assets and goodwill, which are recognized at fair value to the extent that they are deemed to be impaired or are classified as long-lived assets held to be disposed of by sale.

Receivables

Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, completion of government audit activities, negotiation of contract modification, and claims.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis and any specific known collectability issues.

Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses.  Any adjustments to unbilled amounts under contracts in progress, should they occur, would be recorded for as a reduction of revenue.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset group is considered to be impaired when the anticipated undiscounted cash flow from such asset group is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using the present value of expected cash flows, in which multiple cash flow scenarios that reflect the range of possible outcomes may be used to estimate fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not that the tax position will be sustained upon examination.  Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement (see Note 10).

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of high quality securities issued by a number of institutions having high credit ratings, thereby limiting the Company’s exposure to concentrations of credit risk.

Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Interest	$173	$270	$258
Taxes on income, net of refunds	219	345	323

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Capital expenditures in accounts payable and accrued expenses	$122	$59	$42
Capital expenditures through capital lease obligations	289	51	71
Assets acquired under long-term financing	115	-	-

Non-cash financing activities include common share dividends declared but not yet paid of $31 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The Company has determined that, generally, the local currency of its foreign affiliates is their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using year-end exchange rates while the income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). As of April 1, 2011 and April 2, 2010, the balance of currency translation adjustment included in AOCI was $284 million (net of taxes of $5 million) and $23 million (net of taxes of $2 million), respectively.

To manage the exposure to movements in foreign currency exchange rates, the Company uses foreign currency forward contracts and option contracts (see Note 7).  The use of these derivative instruments is intended to offset, to the extent possible, the gains and losses from remeasurement of the Company’s foreign currency denominated monetary assets and liabilities.   Gains and losses from remeasurement of the Company’s foreign currency denominated assets and liabilities, and remeasurement and settlement of the related foreign currency derivatives are recorded in Other (income) expense.

Earnings per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

	Twelve Months Ended
(Amounts in millions, except per share data)	April 1, 2011	April 2, 2010	April 3, 2009

Net income attributable to CSC common shareholders:
From continuing operations	$706	$816	$1,116
From discontinued operations	34	1	(1)
	$740	$817	$1,115
Common share information:
Weighted average common shares outstanding for basic EPS	154.488	152.462	151.388
Dilutive effect of stock options and equity awards	2.117	2.292	1.226
Shares for diluted EPS	156.605	154.754	152.614

Basic EPS:
Continuing operations	$4.57	$5.35	$7.37
Discontinued operations	0.22	0.01	-
	$4.79	$5.36	$7.37
Diluted EPS:
Continuing operations	$4.51	$5.27	$7.31
Discontinued operations	0.22	0.01	-
	$4.73	$5.28	$7.31

The computation of diluted EPS does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented. The number of such options was 9,431,834, 10,100,293, and 14,346,626 for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards

In December 2009, the FASB issued ASU 2009-17, which formally codifies SFAS No. 167,  “Amendments to FASB Interpretation No. 46(R),” which is a revision to FIN 46 (R), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The statement became effective at the beginning of CSC’s fiscal 2011 and did not have a material effect on CSC’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, which formally codifies SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140,” which is a revision to Statement 140.  Update 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement became effective at the beginning of CSC’s fiscal 2011 and did not have a material effect on CSC’s consolidated financial statements.

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

Standards Issued But Not Yet Effective

In November 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—A Consensus of the FASB Emerging Issues Task Force.”  The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The amendment is effective for fiscal years beginning after December 15, 2010 and is not expected to be material to CSC’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010 -17, “Milestone Method of Revenue Recognition—A Consensus of the FASB Emerging Issues Task Force.”  The Update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone.  The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received).  The guidance in this Issue will apply to milestones in multiple deliverable arrangements involving research or development transactions.  The statement will become effective prospectively for fiscal years beginning on or after June 15, 2010.  Early application is permitted.  Retrospective application to all prior periods is also permitted.  The adoption of this statement is not expected to have a material effect on CSC’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009 -13, “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 605: Revenue Recognition. This Update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the Update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors will be required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendment is effective for fiscal years beginning after June 15, 2010 and is not expected to be material to CSC’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009 -14, “Certain Revenue Arrangements that include Software Elements-a consensus of the FASB Emerging Issues Task Force,” which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  In addition, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. The amendment is effective for fiscal years beginning after June 15, 2010 and is not expected to be material to CSC’s consolidated financial statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2–Out of Period Adjustments

During fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes by $51 million ($34 million, net of taxes), that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $91 million of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $36 million of the $40 million within MSS.  These adjustments reduced MSS operating income (a non-GAAP measure) by $53 million as discussed in Note 15, Segment and Geographic Information.  The Company also recorded out of period income tax benefits in fiscal 2011 of $17 million, consisting of $12 million of income tax benefits related to the net out of period adjustments and $5 million of unrelated income tax benefit adjustments.

The out of period recorded adjustments are attributable to the following prior fiscal years (in millions):

	MSS	Non-MSS	Income From Continuing Operations Before Taxes	Taxes on Income	Net Income Attributable to CSC Common Shareholders
Fiscal 2010	$(52)	$4	$(48)	$(18)	$(30)
Fiscal 2009	(2)	-	(2)	-	(2)
Prior fiscal years	(1)	-	(1)	1	(2)
Total	$(55)	$4	$(51)	$(17)	$(34)

Nordic Region Adjustments

As part of closing the Company's financial statements for the first quarter of fiscal 2011, management identified and recorded out of period charges totaling $21 million in its Nordic operations.  In response to these errors, the Company made changes in operational and financial management and utilized experienced finance personnel from other business units and internal audit to assist with the closing of the Nordic financial statements for the second, third, and fourth quarters of fiscal 2011.  As part of the quarterly closing procedures, the Company performed a detailed review of account reconciliations, customer contractual arrangements, labor agreements and employee benefit plans.  As a result of these procedures, the Company recognized additional out of period pre-tax charges totaling $39 million, $25 million, and $6 million in the second, third, and fourth quarters, respectively.  The $91 million of out-of-period adjustments recorded in fiscal 2011 were attributable to:

(Amounts in millions)	Pre-tax Nordic Region Adjustments
Operating costs inappropriately capitalized	$66
Misapplication of US GAAP	13
Miscellaneous errors	12
Total	$91

Based upon the Company's review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company has attributed the majority of the $91 million of adjustments to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.

The $66 million of out-of-period adjustments for inappropriately capitalized costs are related to the following consolidated balance sheet line items:
  Prepaid expenses and other current assets ($35 million)
  Outsourcing contract costs ($12 million)
  Property and equipment ($15 million)
  Receivables ($4 million)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Adjustments

As noted above, the Company also identified out of period adjustments of $40 million that increased income from continuing operations before taxes, of which $36 million relates to other MSS operations.  The adjustments attributable to the MSS segment are related to the following consolidated balance sheet line items:
  Accounts payable ($13 million)
  Other accrued expenses ($8 million)
  Deferred revenue ($5 million)
  Accounts receivable and other current assets ($8 million)
  Property and equipment ($2 million)
The remaining $4 million of out-of-period adjustments consist of reductions of other accrued expenses related to non-MSS segments with $2 million from an adjustment to corporate general and administrative expense, and $2 million adjustment to costs of services.  The Company also identified $5 million of net out of period adjustments related to income tax benefits associated with complex tax positions.

The following table summarizes the effect on net income attributable to CSC common shareholders of the consolidated out-of-period adjustments recorded in each quarter of fiscal 2011 (in millions):

(Amounts in millions)	Quarter Ended July 2, 2010	Quarter Ended October 1, 2010	Quarter Ended December 31, 2010	Quarter Ended April 1, 2011	Total
Operating costs inappropriately capitalized	$16	$36	$8	$6	$66
Misapplication of US GAAP	3	3	7	-	13
Miscellaneous errors	2	-	10	-	12
Total Nordic adjustments	21	39	25	6	91
Other adjustments	(15)	(11)	(4)	(10)	(40)
Effect on income from continuing operations before taxes	6	28	21	(4)	51
Income tax benefit	(4)	(4)	(4)	-	(12)
Other income tax adjustments	(1)	(13)	(6)	15	(5)
Effect on net income attributable to CSC common shareholders	$1	$11	$11	$11	$34

As previously disclosed, in fiscal year 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region.  Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation.  On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation.  Independent counsel has retained forensic accountants to assist their work.  Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting.  The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors.  As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us.  In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review.  Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for each fiscal year affected by the adjustments.  Consequently, in the accompanying consolidated financial statements, the cumulative effect is recorded in fiscal 2011.  The primary Consolidated Statement of Income line items affected by the adjustments in fiscal 2011 and 2010 are shown below.  The effect of the adjustments on 2009 and prior fiscal years Consolidated Statements of Income are not presented since the amounts were less than 1% for each of the line items shown below.  There was no change to discontinued operations amounts in any of the reported years.  The impact on the Consolidated Balance Sheet was less than 1% for any line item for all fiscal years.  The effect on the Consolidated Cash Flow Statement was less than 0.5% for cash provided by operating and investing activities and there was no impact to cash from financing activities.

The following schedules show the effect on selected line items in the preliminary fiscal 2011 and fiscal 2010 Consolidated Statements of Income under the rollover method.

Twelve Months Ended April 1, 2011 (Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
Revenue	$16,042	$35	$16,077
Costs of services (excludes depreciation and amortization)	12,925	(19)	12,906
Selling, general and administrative	965	1	966
Depreciation and amortization	1,073	3	1,076
Interest expense	168	(1)	167
Other (income) expense	(20)	-	(20)
Income from continuing operations before taxes	968	51	1,019
Taxes on income	243	17	260
Income from continuing operations	725	34	759
Income from discontinued operations, net of taxes	34	-	34
Net income attributable to CSC common shareholders	740	34	774
EPS – Diluted
Continuing operations	$4.51	$0.22	$4.73
Discontinued operations	0.22	-	0.22
Total	4.73	0.22	4.95

Twelve Months Ended April 2, 2010 (Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,921	$(19)	$15,902
Costs of services (excludes depreciation and amortization)	12,618	33	12,651
Selling, general and administrative	981	(2)	979
Depreciation and amortization	1,095	(2)	1,093
Interest expense	252	-	252
Other (income) expense	(20)	-	(20)
Income from continuing operations before taxes	1,022	(48)	974
Taxes on income	192	(18)	174
Income from continuing operations	830	(30)	800
Income from discontinued operations, net of taxes	4	-	4
Net income attributable to CSC common shareholders	817	(30)	787
EPS – Diluted
Continuing operations	$5.27	$(0.20)	$5.07
Discontinued operations	0.01	-	0.01
Total	5.28	(0.20)	5.08

Note 3–Discontinued Operations

During fiscal 2011, CSC completed the divestiture of two businesses within its NPS segment whose ultimate customer is the U.S. federal government.  One divestiture was in the second quarter for cash consideration of $56 million, and the other during the fourth quarter for cash consideration of $65 million, of which $63 million was received and the remaining $2 million is included in other receivables.  Both of the divestitures were driven by Organizational Conflicts of Interest concerns. The divestitures resulted in total pre-tax gains of $59 million (after-tax gains of approximately $28 million) representing the excess of the proceeds over the carrying value of the net assets of the divested businesses (which included current assets of $38 million, property and equipment and other long-lived assets of $8 million, goodwill of $23 million, liabilities of $12 million), net of transaction costs of $5 million.

During the second quarter of fiscal 2010, CSC sold a Hong Kong value-added reseller business within its BSS segment for consideration of $34 million.  The divestiture resulted in a total pre-tax gain of $1 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009

Operations
Revenue	$102	$207	$308
Income from discontinued operations, before taxes	10	16	7
Taxes on income	(4)	(6)	(7)
Income from discontinued operations	6	10	-

Disposal
Gain on disposition, before taxes	$59	$1	$-
Taxes on income	(31)	(7)	-
Gain (loss) on disposition, net of taxes	28	(6)	-

Income from discontinued operations, net of taxes	$34	$4	$-

The higher effective tax rate for gain on sale of discontinued operations is primarily driven by non-deductible tax goodwill associated with the sale of an NPS business in fiscal 2011 and foreign income inclusions in U.S. income related to the sale of a Hong Kong business in fiscal 2010.

Note 4–Acquisitions

During fiscal 2011, CSC acquired four privately-held companies for $156 million; two during the second quarter for $61 million, and two during the third quarter for $95 million.  Two of the acquisitions are related to CSC's NPS segment and will enhance the Company's cyber security, intelligence and analysis capabilities that support the national security and intelligence communities.  Two of the acquisitions are related to CSC's BSS segment and will augment the Company's healthcare business process outsourcing, software design and development, and our consulting practice within the chemical, energy and natural resources markets.

The purchase consideration for the acquisitions was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The goodwill recognized arises from increasing our capabilities in the target markets and industries described above. Revisions were made in the fourth quarter, primarily to the valuation of the acquired intangible assets, which resulted in the following revised allocation of the total purchase consideration:  $17 million to current assets, $5 million to property and equipment and other long term assets, $22 million to customer-related intangible assets, $19 million to other intangible assets, $20 million to liabilities assumed, and $113 million to goodwill.  Identified other intangible assets include software, non-competition agreements, trade names and in-process research and development.  The weighted average amortization period for the customer-related intangible assets ranges from seven to ten years, and for other intangible assets range from three to eight years.  Of the total goodwill, $72 million is associated with CSC’s NPS segment and $41 million with the BSS segment; $69 million of the total goodwill is deductible for U.S. federal income tax purposes.  The aggregate amount of acquisition costs for the transactions amounted to $1 million and was expensed as incurred.

On April 1, 2011, the Company announced an agreement to acquire iSoft Group Limited, a provider of advanced healthcare IT solutions at $0.17 per share, which will complement its healthcare integration services and software products.  The transaction is expected to close during the second quarter of fiscal 2012 subject to various approvals.

During fiscal 2009, CSC acquired two separate privately held entities for approximately $38 million cash plus additional contingent consideration of up to $19 million for achieving agreed revenue targets over the next two years. Of the total contingent consideration, $10 million was earned of which $4 million was paid in the first quarter of fiscal 2011 and $6 million has been accrued. The purchase price of the acquisitions has been allocated to the net assets acquired based on fair values at the date of acquisition, which resulted in $8 million allocated to identifiable intangible assets, primarily customer related intangibles, and $36 million allocated to goodwill. Of the total goodwill, $27 million has been allocated to the NPS segment and $9 million to the BSS segment. The goodwill is tax deductible for U.S. federal income tax purposes.

Also during fiscal 2009, CSC acquired the 49.9% of Computer Systems Advisers (M) Berhad (CSAM) not previously owned by the Company’s wholly-owned subsidiary, CSA Holdings, Ltd.  The acquisition allowed for better integration of similar business between CSAM and CSC’s other operations.  The purchase price of the remaining interest was approximately $63 million, which resulted in approximately $17 million allocated to goodwill, of which $8 million was allocated to the BSS segment and $9 million to the MSS segment. The goodwill was not tax-deductible for U.S. federal income tax purposes.

Pro forma financial statements are not presented as the impact of these acquisitions is immaterial to CSC’s consolidated results.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5–Receivables

Receivables consist of the following:

(Amounts in millions)	April 1, 2011	April 2, 2010
Billed trade accounts	$2,026	$2,064
Unbilled recoverable amounts under contracts in progress	1,521	1,596
Other receivables	172	189
Total	$3,719	$3,849

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.

Unbilled recoverable amounts under contracts in progress, primarily with the U.S. and other governments, expected to be collected after fiscal year 2012 totaled $552 million, including $379 million in claims (see Note 16).

Note 6–Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2011, and April 2, 2010:

	As of
(Amounts in millions)	April 1, 2011	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$556	$556	$-	$-
Time deposits	241	241	-	-
Short term investments	10	10	-	-
Derivative assets	9	-	9	-
Total assets	$816	$807	$9	$-

Liabilities:
Derivative liabilities	$4	$-	$4	$-

	As of
(Amounts in millions)	April 2, 2010	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,207	$1,207	$-	$-
Time deposits	609	609	-	-
Derivative assets	1	-	1	-
Total assets	$1,817	$1,816	$1	$-

Liabilities:
Derivative liabilities	$1	$-	$1	$-

Derivative assets and liabilities include foreign currency forward contracts and currency options. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the year-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on external valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs.

The money market funds and time deposits are included and reported in cash and cash equivalents, derivative assets are reported in prepaid expenses and other current assets, and derivative liabilities are reported in accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying amounts of the Company’s financial instruments, including receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short term maturities of these instruments, except for contractual work in process, as well as $379 million in receivables and $227 million of deferred costs included in prepaid expenses related to claims for which the values are subject to litigation.  It is not practicable to estimate fair value for contractual work in process and current assets related to the claims since they are subject to ongoing negotiations and litigation and their settlement is not estimable (see Note 16).

Following is a summary of the carrying amounts and the estimated fair values of the Company's financial instruments for which the carrying amount and estimated fair value are different at April 1, 2011, and April 2, 2010.

	April 1, 2011		April 2, 2010
(Amounts in millions)	Carrying Amount	Estimated Fair Value Amount	Carrying Amount	Estimated Fair Value Amount
Long-term debt, net of current maturities (Note 11)	$2,409	$2,587	$3,669	$3,854

The fair value of long-term debt is estimated based on the current interest rates available offered to the Company for instruments with similar terms and remaining maturities.  The fair value of the current portion of long-term debt closely approximates its carrying value.

Note 7–Foreign Currency Derivative Instruments

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

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forward and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans, and certain revenues denominated in non-functional currencies. The Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges as defined under ASC 815 (previously FAS 133), and all changes in fair value are reported as part of other (income) expense.

The notional amount of the foreign currency forward contracts outstanding as of April 1, 2011, and April 2, 2010, was $787 million and $474 million, respectively. The notional amount of option contracts outstanding as of April 1, 2011, and April 2, 2010, was $676 million and $46 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $9 million and $4 million, respectively, as of April 1, 2011, and $1 million and $1 million, respectively, as of April 2, 2010 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.  As of April 1, 2011, there were three counterparties with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company could incur is $9 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8–Intangible Assets

A summary of amortizable intangible assets as of April 1, 2011, and April 2, 2010, is as follows:

	April 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,971	$1,324	$647
Software	1,853	1,291	562
Customer and other intangible assets	436	265	171
Total intangible assets	$4,260	$2,880	$1,380

	April 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,875	$1,233	$642
Software	1,716	1,205	511
Customer and other intangible assets	397	234	163
Total intangible assets	$3,988	$2,672	$1,316

Amortization expense for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, was $381 million, $375 million and $404 million, respectively.  In addition, the amortization of outsourcing contract cost premium, which is recorded as a reduction of revenue, was $63 million, $59 million, and $84 million, respectively (see Note 1).

Estimated amortization related to intangible assets, including amortization of contract cost premium, at April 1, 2011, for each of the subsequent five years, fiscal 2012 through fiscal 2016, is $367 million, $288 million, $233 million, $160 million and $88 million, respectively.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	April 1, 2011	April 2, 2010
Purchased software	$363	$322
Internally developed commercial software	191	178
Internally developed internal-use software	8	11
Total	$562	$511

Amortization expense related to purchased software was $135 million, $117 million, and $130 million for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, respectively. Amortization expense related to internally developed commercial software was $34 million, $31 million, and $35 million, for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, respectively.  Amortization expense related to internally developed internal-use software was $6 million, $9 million, and $9 million for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9–Goodwill

Goodwill is reviewed for impairment annually as of the first day of the second fiscal quarter, or more frequently if indicators of impairment exist. Goodwill has been assigned to five reporting units for the purposes of impairment testing. Reporting units are defined as operating segments or groupings of businesses one level below the operating segment level for which discrete financial information is available and for which segment management regularly reviews the operating results.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value.  If a reporting unit’s carrying value exceeds its fair value, an impairment of goodwill may exist.  The Company estimates the fair value of each reporting unit using a combination of the income approach and the market approach.  The income approach incorporates the use of a discounted cash flow method.  In applying the discounted cash flow method, the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a weighted average cost of capital.  To estimate the income approach valuation of each  reporting unit, a discount rate is applied based on the specific risk characteristics of each reporting unit and its underlying forecast.  Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements.

The market approach estimates fair value by applying performance metric multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  If the valuation of the reporting unit derived using the market approach were significantly different from the fair value estimated in the income approach, the Company would reevaluate assumptions used in the two models.

The fair values determined by the market approach and income approach as described above were weighted to determine the fair value for each reporting unit.  The weighting values assigned to each reporting unit were primarily driven by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

In the second quarter of fiscal 2011, the Company tested the recoverability of goodwill as part of its annual review with no impairment identified.

Of the Company's $4.0 billion goodwill balance at April 1, 2011, $440 million is assigned to the BSS-Global Business Solutions (GBS) reporting unit.  The estimated fair value of GBS exceeds carrying value by approximately $90 million or 10%, down from approximately $211 million and 23% in fiscal 2011 annual impairment testing, primarily as a result of developments on the U.K.'s National Health Service (NHS) contract in the fourth quarter.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a $57 million reduction in income from continuing operations before taxes in the fourth quarter of fiscal 2011 as a result of a change in estimated profitability on the NHS contract.  The change in estimated profitability was based on expected contract modifications which are also expected to reduce total contract value of the program by £764 million ($1,222 million).  Nonetheless, the contract remains profitable.  During the quarter, the Company also was notified of an alleged breach due to a missed contract milestone.  Based upon ongoing discussions and negotiations with the customer, management believes its estimates of future NHS-related cash flows and profitability are sufficient to support recovery of carrying value.  However, future events relating to the NHS contract negotiations could adversely impact the Company's estimates and assumptions relating to future cash flows and determination of fair value, which may result in a goodwill impairment charge (see Note 16).

Subsequent to the end of the fiscal year, the Company experienced a significant decline in its market capitalization which declined below its net book value as of April 1, 2011.  The Company believes the decline is temporary and primarily due to the earnings guidance provided by the Company for fiscal 2012, the uncertainty related to the NHS contract negotiations and the ongoing investigation of the Nordic business.  The Company has evaluated whether the decrease in its market capitalization is the result of factors which would indicate there is a potential impairment of goodwill as of April 1, 2011.  The Company has considered, among other factors, the Company's fiscal 2012 budget, the outlook for the Company's businesses and industry in general, the status of the NHS negotiations, and the results of management's investigation of the Nordic business to determine if an interim goodwill impairment test was required.  Based on that evaluation, the Company determined an interim impairment test was not necessary as of April 1, 2011.  However, if the Company's market capitalization is subject to a sustained decrease or if the Company's outlook for the Company's businesses and industry in general is subject to a significant adverse change, the Company may be required to perform an interim goodwill impairment test in the first quarter of fiscal 2012.

The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended April 1, 2011, and April 2, 2010:

(Amounts in millions)	North American Public Sector	Managed Services Sector	Business Solutions and Services	Total

Goodwill, Gross	$694	$1,920	$1,271	$3,885
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	694	1,920	1,252	3,866

Additions	82	-	41	123
Deductions	(23)	-	(2)	(25)
Foreign Currency Translation	-	45	29	74
Impairment Losses	-	-	-	-

Goodwill, Gross	753	1,965	1,339	4,057
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 1, 2011, net	$753	$1,965	$1,320	$4,038

(Amounts in millions)	North American Public Sector	Managed Services Sector	Business Solutions and Services	Total

Goodwill, Gross	$692	$1,871	$1,240	$3,803
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 3, 2009, net	692	1,871	1,221	3,784

Additions	2	-	10	12
Deductions	-	-	-	-
Foreign Currency Translation	-	49	21	70
Impairment Losses	-	-	-	-

Goodwill, Gross	694	1,920	1,271	3,885
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 2, 2010, net	$694	$1,920	$1,252	$3,866

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2011, the addition to goodwill of $123 million consists of $113 million related to acquisitions of four new businesses, two in the NPS segment and two in the BSS segment, and $10 million of contingent consideration on a fiscal 2009 acquisition in the NPS segment (see Note 4).  Of the deduction of $25 million, $23 million relates to divestiture of two businesses within the NPS segment (see Note 3).
For fiscal 2010, the addition to BSS goodwill of $10 million related to an immaterial foreign acquisition.

The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

Note 10–Income Taxes

The sources of income from continuing operations, before income taxes classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009

Domestic entities	$582	$447	$492
Entities outside the United States	386	575	458
Total	$968	$1,022	$950

The income tax expense (benefit) on income from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009

Current
Federal	$19	$85	$(396)
State	23	(31)	(134)
Foreign	101	130	110
	143	184	(420)

Deferred
Federal	87	44	270
State	7	(19)	7
Foreign	6	(17)	(30)
	100	8	247
Total income tax expense (benefit)	$243	$192	$(173)

The current provision (benefit) for fiscal years 2011, 2010, and 2009 includes interest and penalties of $5 million, $2 million, and ($326 million), respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35.0% and the effective tax rate for continuing operations are as follows:

	Twelve Months Ended
	April 1, 2011	April 2, 2010	April 3, 2009

Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax	1.5	1.2	1.6
Change in uncertain tax positions	(2.5)	(2.8)	7.6
Foreign tax rate differential	(4.6)	(6.6)	(2.6)
Income tax credits	(8.7)	(0.8)	(1.0)
Valuation allowance	2.6	(5.6)	0.0
Tax audit settlements	0.0	0.0	(56.6)
Other items, net	1.8	(1.6)	(2.2)
Effective tax rate	25.1%	18.8%	(18.2%)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	April 1, 2011	April 2, 2010
Deferred tax assets
Employee benefits	$601	$694
Tax loss/credit carryforwards	246	229
Accrued interest	40	29
State taxes	17	17
Foreign currency	4	9
Other assets	97	94
Total assets	1,005	1,072

Deferred Tax Liabilities
Depreciation and amortization	(495)	(385)
Contract accounting	(313)	(379)
Investment basis differences	(142)	(132)
Other liabilities	(30)	(32)
Total Liabilities	(980)	(928)

Subtotal	25	144
Valuation allowance	(96)	(87)
Total deferred tax assets (liabilities)	$(71)	$57

Income tax related assets are included in the accompanying balance sheet as follows.  Prepaid expenses and other current assets include the current portion of deferred tax assets of $18 million and $17 million as of April 1, 2011, and April 2, 2010, respectively.  Receivables include income taxes receivable of $74 million and $102 million as of April 1, 2011, and April 2, 2010, respectively.  Other assets include non-current deferred tax assets of $324 million and $363 million as of April 1, 2011, and April 2, 2010, respectively, and non-current income taxes receivable of $73 million and $9 million as of April 1, 2011 and April 2, 2010, respectively.

Income tax related liabilities are included in the accompanying balance sheet as follows.  Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $208 million and $244 million as of April 1, 2011, and April 2, 2010, respectively, the current portion of income taxes payable of $18 million and $40 million as of April 1, 2011 and April 2, 2010, respectively, and the current portion of liability for uncertain tax positions of $171 million and $0 million as of April 1, 2011, and April 2, 2010, respectively.  Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current liability for uncertain tax positions of $306 million and $471 million as of April 1, 2011, and April 2, 2010, respectively, and the non-current portion of deferred tax liabilities of $205 million and $79 million as of April 1, 2011, and April 2, 2010, respectively.

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

The Company has available foreign net operating loss (NOL) carryforwards of $881 million and $795 million, U.S. NOL carryforwards of $5 million and $36 million, and state NOL carryforwards of $581 million and $610 million as of April 1, 2011, and April 2, 2010, respectively.  In addition, the Company has state credit carryforwards of $73 million and $72 million as of April 1, 2011, and April 2, 2010, respectively.  The foreign NOL carryforwards as of April 1, 2011, can be carried over indefinitely, except for $171 million which expires at various dates through 2021.  The U.S. NOL carryforwards as of April 1, 2011, expire at various dates through 2028.  The state NOL and credit carryforwards as of April 1, 2011, expire at various dates through 2031.

The Company is currently the beneficiary of tax holiday incentives in India, some of which expired in fiscal year 2010 and most of which expired in fiscal year 2011.  As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $13 million, $21 million, and $28 million, during fiscal years 2011, 2010, and 2009, respectively.  The per share effects were $0.08, $0.14, and $0.18, for fiscal years 2011, 2010, and 2009, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cumulative undistributed earnings of the Company’s foreign subsidiaries were approximately $2,285 million as of April 1, 2011.  As the Company intends to permanently reinvest all such earnings, no provision has been made for U.S. income and foreign withholding taxes that may become payable upon the distribution of such earnings or a sale or liquidation of a subsidiary.  The determination of the additional deferred taxes that have not been provided is not practicable.

Our effective tax rate increased for fiscal year 2011 as compared to fiscal year 2010 primarily due to a change in mix of income between foreign and U.S. operations and an increase in the valuation allowance for fiscal year 2011.  The increases to the effective tax rate were partially offset by income tax benefits related to research and development credits (“R&D”) that were primarily composed of new credits related to the passage of tax legislation, and tentative agreements related to the current IRS exam cycle which reduced the effective tax rate by 7.2%.  In addition, the Company generated greater U.S. foreign tax credits in the current fiscal year than in the prior fiscal year, which reduced the effective tax rate by 2.9%.

The Company accounts for income tax uncertainties in accordance with ASC 740-10, which prescribes a recognition threshold and  measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

As of April 1, 2011, in accordance with ASC 740-10, the Company’s liability for uncertain tax positions was $477 million, including interest of $88 million, penalties of $29 million, and net of tax attributes of $66 million.  As of April 2, 2010, in accordance with ASC 740-10, the Company's liability for uncertain tax positions was $471 million, including interest of $85 million, penalties of $27 million and a net of tax attributes of $83 million.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Balance at Beginning of Fiscal Year	$442	$442	$1,350
Gross increases related to prior year tax positions	22	47	88
Gross decreases related to prior year tax positions	(41)	(29)	(797)
Gross increases related to current year tax positions	14	13	40
Settlements	(15)	(36)	(211)
Foreign exchange and others	4	5	(28)
Balance at End of Fiscal Year	$426	$442	$442

The Company’s liability for uncertain tax positions at April 1, 2011, April 2, 2010, and April 3, 2009, includes $266 million, $272 million, and $305 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense.  During the year ended April 1, 2011, the Company accrued interest expense of $3 million ($2 million net of tax) and accrued penalties of $2 million, and as of April 1, 2011, has recognized a liability for interest of $88 million ($58 million net of tax) and penalties of $29 million.  During the year ended April 2, 2010, the Company accrued an interest benefit of $3 million ($3 million net of tax) and had a net release of penalties of $1 million, and as of April 2, 2010, recognized a liability for interest of $85 million ($56 million net of tax) and penalties of $27 million.  During the year ended April 3, 2009, the Company accrued an interest benefit of $208 million ($129 million net of tax) and had a net release of penalties of $119 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Examination Status

The Company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2005 and forward
United States – Various States	2001 and forward
Australia	2007 and forward
Canada	2004 and forward
France	2005 and forward
Germany	2006 and forward
United Kingdom	2010 and forward

It is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may change by a significant amount.  The IRS is examining the Company's federal income tax returns for fiscal years 2005 through 2007, and the Company expects to reach a settlement during fiscal year 2012.  The nature of the significant items subject to examination included depreciation, amortization, R&D credits, and U.S. related international tax issues.  In addition, the Company may settle certain tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions.  The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $153 million to $248 million, excluding interest, penalties, and tax carryforwards.

Effective during the first quarter of fiscal year 2012, the Company elected to change the tax status of one of its foreign subsidiaries.  The Company is currently evaluating the potential tax benefit of this election, which could range as high as $120 million.

Note 11–Debt

Short-term

The Company typically issues commercial paper with average maturities of one to three months.  The commercial paper is backed by a $1.5 billion multi-year committed revolving credit facility (Credit Facility).  As of both April 1, 2011, and April 2, 2010, the Company had no commercial paper outstanding.

Foreign subsidiaries of the Company had $29 million and $21 million of borrowings outstanding under uncommitted lines of credit with certain foreign banks, as of April 1, 2011, and April 2, 2010, respectively.  CSC has provided parent guarantees for up to $625 million of these short-term lines of credit which carry no commitment fees or significant covenants.  The weighted average interest rate on borrowings under these short-term lines of credit was 4.8% at April 1, 2011, and 4.5% at April 2, 2010.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term

The following is a summary of long-term debt:

(Amounts in millions)	As of April 1, 2011	As of April 2, 2010	Effective Rate
6.50% term notes, due March 2018	$997	$997	6.56%
5.50% term notes, due March 2013	699	698	5.61
5.00% term notes, due February 2013	299	299	5.16
Credit Facility, due July 2012	-	1,500
Capitalized lease liabilities	445	214
Borrowings for assets acquired under long-term financing	97	-
Notes payable	13	15
Total debt	2,550	3,723
Less: current maturities	141	54
Total long-term debt	$2,409	$3,669

On March 18, 2011, the Company entered into a new $1.5 billion committed line of credit (new Credit Facility) which replaced an existing $1.5 billion line of credit that would have expired on July 12, 2012 (old Credit Facility).  The new Credit Facility expires on March 18, 2015.  The terms of the credit facilities are similar in that both are unsecured and bear a variable rate of interest.  The Company can elect to borrow at a prime rate, as published by the Bank of America, plus a margin or at a one, two, three, or six month LIBOR plus a margin.  The margin varies with the duration of the borrowing.  The lines of credit require the Company to maintain certain financial ratios.  The Company was in compliance with all covenants at April 1, 2011.  All the term notes are unsecured and do not carry financial covenants.

Capitalized lease liabilities represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $730 million (2011) and $400 million (2010), less accumulated amortization of $199 million and $124 million, respectively.

Certain asset purchases under outsourcing contracts were financed by borrowing from customers.  These borrowings carry a rate of interest of 4.5% and will mature over the next five years.  The related assets included in property and equipment, contract premium costs, and other assets were $22 million, $79 million, and $10 million, respectively.

Expected maturities of long-term debt, including capital leases and borrowings for asset financings, for years subsequent to April 1, 2011, are as follows (in millions):

Fiscal Year	Amount
2012	$141
2013	1,119
2014	113
2015	87
2016	31
Thereafter	1,059
Total	$2,550

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12–Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans, as described below.  All plans are accounted for using the guidance of ASC 715 “Compensation—Retirement Benefits.”

Contributory defined benefit pension plans have generally been available to U.S. and U.K. employees. However, as discussed below, the largest U.S. and U.K. defined benefit plans are now frozen for most participants.  Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has two supplemental executive retirement plans (SERP), which are nonqualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992, as well as dental and prescription drug benefits for certain Canadian employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

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

On April 7, 2010, the Company announced an action to discontinue the accrual of future benefits for certain U.K. pension plans, effective July 1, 2010.  As a result of this plan amendment, the Company recognized a curtailment loss of $0.4 million in the fourth quarter of fiscal 2010.  In addition, the Company remeasured the amended U.K. plans' pension expense for fiscal 2011 to reflect (a) a new discount rate of 5.6%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants.  The U.K. plans' discount rate is derived from a published rate: Markit iBoxx GBP Corporates AA 15+ Years Index.  This remeasurement resulted in a $75 million reduction to the pension benefit obligation.

On May 20, 2009, the Company’s Board of Directors adopted a “freeze” amendment to the Computer Sciences Corporation Employee Pension Plan (the Plan) whereby effective July 10, 2009, the further accrual of all benefits ceased for most participants in the Plan.  As a result of this plan amendment, the Company remeasured the Plan’s pension expense for fiscal 2010 to reflect (a) a new discount rate of 7.5%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants. The discount rate was derived from averaging two independent third-party sources: the Aon Yield Curve (due to the actuary's merger with another firm, the Aon Yield Curve is no longer provided; CSC replaced the Aon Yield Curve with the Aon Hewitt Top Quartile Yield Curve in fiscal 2011) and the Citigroup Above Median Pension Discount Curve.  Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s plan.  This remeasurement resulted in a $115 million reduction to the pension benefit obligation, which improved the funded status of the Plan.  Additionally, the Company recognized a benefit resulting from the reversal of a prior service credit of $13 million in the quarter ended July 3, 2009.

In response to the passage of the Patient Protection and Affordable Care Act of 2010 (PPACA), a number of changes were made to the underlying healthcare coverage offered to certain U.S. retirees. In conjunction with those changes, the Company established limits on the level of employer subsidy it will provide to some retirees.  The plans were amended and the impact of these changes is first reflected on April 1, 2011.  In addition, although many administrative provisions of PPACA have not yet been promulgated by regulatory agencies, CSC included its best estimate of their financial impact into the benefit obligation for its U.S. postretirement benefit plans as of April 1, 2011, and the financial impact on fiscal 2011's net periodic benefit cost was immaterial.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Reconciliation of Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,702	$2,205	$2,334	$1,464
Service cost	9	33	32	39
Interest cost	164	165	122	107
Plan participants’ contributions	3	19	11	9
Amendments	-	2	1	12
Business/contract acquisitions	-	-	25	52
Settlement/curtailment	-	(99)	(106)	-
Actuarial loss (gain)	158	500	(56)	678
Benefits paid	(115)	(123)	(70)	(68)
Foreign currency exchange rate changes	-	-	177	41
Projected benefit obligation at end of year	$2,921	$2,702	$2,470	$2,334

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$2,088	$1,468	$1,730	$1,156
Actual return on plan assets	232	497	111	424
Employer contribution	68	227	157	112
Plan participants’ contributions	3	19	11	9
Benefits paid	(115)	(123)	(70)	(68)
Business/contract acquisitions	-	-	22	53
Plan settlement	-	-	(23)	-
Foreign currency exchange rate changes	-	-	145	44
Fair value of plan assets at end of year	$2,276	$2,088	$2,083	$1,730

Funded status at end of year	$(645)	$(614)	$(387)	$(604)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Non-current assets	$-	$-	$15	$8
Current liabilities	(7)	(7)	(8)	(7)
Non-current liabilities	(638)	(607)	(394)	(606)
Accumulated other comprehensive loss	799	741	623	767
Net amount recorded	$154	$127	$236	$162

The accumulated benefit obligation for all pension plans at the end of 2011 and 2010 was $5,295 million and $4,699 million, respectively.

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of April 1, 2011, and April 2, 2010, that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Net transition obligation	$-	$-	$6	$6
Prior service cost	9	12	14	11
Net actuarial loss	790	729	603	750
Accumulated other comprehensive loss	$799	$741	$623	$767

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2011, and April 2, 2010, the balance of unamortized benefit plan costs included in accumulated other comprehensive loss was $931 million and $993 million, respectively.  Other comprehensive (gain) loss related to unamortized pension costs for the year ended April 1, 2011, and April 2, 2010, were ($62) million (net of related taxes of $20 million) and $264 million (net of related taxes of $130 million), respectively.

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of April 1, 2011, and April 2, 2010:

	U.S. Plans		Non-U.S. Plans
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Discount rate	5.7%	6.2%	5.2%	5.3%
Rates of increase in compensation levels on active plans	4.3%	4.3%	4.0%	3.6%

The following table lists selected information for the pension plans as of April 1, 2011, and April 2, 2010:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Projected benefit obligation	$2,921	$2,702	$2,470	$2,334
Accumulated benefit obligation	2,889	2,671	2,406	2,028
Fair value of plan assets	2,276	2,088	2,083	1,730

	Plans with Projected Benefit Obligation In Excess of Plan Assets (U.S. and Non-U.S.)		Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Projected benefit obligation	$5,235	$4,990	$5,111	$4,744
Accumulated benefit obligation	5,152	4,653	5,055	4,458
Fair value of plan assets	4,189	3,764	4,086	3,546

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009	April 1, 2011	April 2, 2010	April 3, 2009
Service cost	$9	$33	$115	$32	$39	$49
Interest cost	164	165	149	122	107	106
Expected return on assets	(157)	(159)	(171)	(128)	(91)	(119)
Amortization of transition obligation	-	-	-	1	1	1
Amortization of prior service costs	2	2	1	1	1	1
Amortization of unrecognized net loss	23	6	3	18	22	12
Settlement/curtailment	-	(13)	(1)	-	-	-
Net periodic pension cost	$41	$34	$96	$46	$79	$50

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, $4 million and $45 million, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	April 1, 2011	April 2, 2010	April 3, 2009	April 1, 2011	April 2, 2010	April 3, 2009
Discount or settlement rates	6.2%	7.9%	6.6%	5.3%	6.7%	5.5%
Expected long-term rates of return on assets	8.3%	8.5%	8.5%	6.7%	6.9%	6.8%
Rates of increase in compensation levels	4.3%	4.3%	4.3%	4.1%	3.4%	3.4%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. pension assets are held in a trust that includes both separate accounts and commingled funds.  Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds.  The U.S. pension trust and the U.K. pension plans account for 89% of the total pension plan assets.

Information about the expected cash flows for pension plans as of April 1, 2011, is as follows:

	Pension Plans
(Amounts in millions)	U.S.	Non-U.S.
	Plans	Plans
Employer contributions:
2012 (expected)	$62	$117

Expected Benefit Payments:
2012	$135	$74
2013	130	79
2014	139	89
2015	148	93
2016	159	98
2017-2021	946	610

No plan assets are expected to be returned to the Company in the next fiscal year.

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

(Amounts in millions)	April 1, 2011	April 2, 2010
Reconciliation of Accumulated Benefit Obligation
Accumulated benefit obligation at beginning of year	$256	$187
Service cost	4	2
Interest cost	15	13
Plan participants’ contributions	1	1
Business/contract acquisitions	2	-
Amendments	(51)	2
Actuarial loss (gain)	(1)	61
Benefits paid	(13)	(11)
Foreign currency exchange rate changes	1	1
Accumulated benefit obligation at end of year	$214	$256

	April 1, 2011	April 2, 2010
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$69	$56
Actual return on plan assets	8	17
Employer contribution	14	6
Plan participants’ contributions	1	1
Benefits paid	(13)	(11)
Fair value of plan assets at end of year	$79	$69

Funded status at end of year	$(135)	$(187)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

(Amounts in millions)	April 1, 2011	April 2, 2010
Current liabilities	$(5)	$(5)
Non-current liabilities	(130)	(182)
Accumulated other comprehensive loss	70	134
Net amount recorded	$(65)	$(53)

The following is a summary of amounts in accumulated other comprehensive loss as of April 1, 2011, and April 2, 2010, that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

(Amounts in millions)	April 1, 2011	April 2, 2010
Net transition obligation	$1	$4
Prior service (gain) cost	(47)	3
Net actuarial loss	116	127
Accumulated other comprehensive loss	$70	$134

As of April 1, 2011, and April 2, 2010, the balances of unamortized other postretirement benefit plan costs included in accumulated other comprehensive loss were $43 million and $82 million, respectively.  The amounts in other comprehensive (gain) loss related to the unamortized other postretirement benefit costs for the years ended April 1, 2011, and April 2, 2010, were ($39) million (net of related taxes of $21 million) and $27 million (net of related taxes of $14 million), respectively.

The following table lists selected information for other postretirement benefit plans as of April 1, 2011, and April 2, 2010:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Accumulated postretirement benefit obligation	$214	$256	$214	$256
Fair value of plan assets	79	69	79	69

As of April 1, 2011, and April 2, 2010, the Company had no postretirement healthcare plan assets outside the U.S.  Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of April 1, 2011, and April 2, 2010:

	April 1, 2011	April 2, 2010
Discount rate	5.3%	6.1%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% for fiscal 2011, declining to 5.0% for 2026 and subsequent years for retirees whose age is less than 65.  For retirees whose age is 65 or older, the assumed healthcare cost trend used in measuring accumulated postretirement benefit obligation was 8.5% for fiscal 2011, declining to 5.0% for 2026 and subsequent years.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 1, 2011	$5	$(4)
Effect on net periodic postretirement benefit cost for fiscal 2011	$3	$(2)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost for other postretirement benefit plans included the following components:

(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Service cost	$4	$2	$2
Interest cost	14	12	11
Expected return on assets	(6)	(5)	(7)
Amortization of transition obligation	2	2	2
Amortization of prior service costs	-	-	1
Recognized actuarial loss	10	6	3
Net provision for postretirement benefits	$24	$17	$12

The estimated net transitional obligation, prior service gain and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0 million, $(7) million and $13 million, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.  See the above discussion of Pension Plans for how the assumptions are developed.

Fiscal Year End	2011	2010	2009
Discount or settlement rates	6.1%	7.7%	6.5%
Expected long-term rates of return on assets(1)	8.3%	8.5%	8.5%
 (1) The Company had no other postretirement benefit plan assets outside the U.S.

Information about the expected cash flows for other postretirement benefit plans follows.  No significant cash flow is expected for other postretirement benefit plans outside the U.S.

Employer contributions:
2012 (expected)	$11

Expected Benefit Payments:
2012	$16
2013	15
2014	16
2015	16
2016	17
2017-2021	86

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

Risks include, but are not limited to, decreases in public equity prices, decreases in yields on high quality corporate bonds that form the basis of our discount rates, longevity risks, and inflation risks.  These risks, among others, could cause the plans' funded status to deteriorate, increasing reliance on company contributions.  Derivatives are permitted although their use is limited.  They are primarily used in the U.S. pension trust fixed income portfolios for duration and interest rate risk management and equity portfolios to gain market exposure.  The Company also has investments in insurance contracts to pay plan benefits in certain countries.

For the U.S. pension trust, an allocation range by asset class is developed. The allocation had a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations.  Asset allocations are monitored closely and investment reviews are conducted regularly.  The Company’s allocation range for its U.S. pension trust was 49 – 69% equities, 34 – 44% debt securities and 0 – 10% cash and other investments.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of April 1, 2011, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,276	$2,083
Fair value of other postretirement benefit plan assets	79	-
Total fair value of retirement plan assets as of April 1, 2011	$2,355	$2,083

(Amounts in millions) U.S. PENSION AND OTHER	Fair Value Hierachy			As of
POSTRETIREMENT BENEFIT PLANS	Level 1	Level 2(a)	Level 3	April 1, 2011

Equity:
Global/International	$75	$23	$-	$98
Domestic Equity commingled funds	5	934	-	939
Global Equity commingled funds	-	257	-	257
Global Equity mutual funds	93	-	-	93
Fixed Income:
U.S. Treasuries	-	95	-	95
U.S. Government Agencies	-	14	-	14
Non U.S. Government	-	1	-	1
Mortgage and asset backed securities	-	141	-	141
Corporate(b)	-	78	-	78
Fixed income commingled funds	3	637	-	640
Other fixed income securities	-	10	-	10
Cash equivalents	1	77	-	78
Total	$177	$2,267	$-	$2,444
Unsettled Trade Receivables and Accrued Income				86
Unsettled Trade Payable and Accrued Expenses				(175)
Fair value of assets for U.S. pension and postretirement medical plans				$2,355

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	Fair Value Hierachy			As of
NON-U.S. PENSION PLAN ASSETS	Level 1	Level 2(a)	Level 3	April 1, 2011

Equity:
U.S./North American Equity commingled funds	$-	$43	$-	$43
Global/International Equity commingled funds	-	671	-	671
Global equity mutual funds	78	-	-	78
Fixed Income:
Fixed income commingled funds	112	1,011	-	1,123
Insurance contracts	-	137	-	137
Cash equivalents	-	15	-	15
Other	-	13	-	13
Total	$190	$1,890	$-	$2,080
Unsettled Trades				3
Fair value of non-U.S. pension assets				$2,083

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.
(b)	Primarily investment grade.

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of April 2, 2010, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,088	$1,730
Fair value of other postretirement benefit plan assets	69	-
Total fair value of retirement plan assets as of April 2, 2010	$2,157	$1,730

(Amounts in millions) U.S. PENSION AND OTHER	Fair Value Hierachy			As of
POSTRETIREMENT BENEFIT PLANS	Level 1	Level 2(a)	Level 3	April 2, 2010

Equity:
Global/International	$73	$1	$-	$74
Domestic Equity commingled funds	5	802	-	807
Global Equity commingled funds	-	230	-	230
Global Equity mutual funds	82	-	-	82
Fixed Income:
U.S. Treasuries	-	34	-	34
U.S. Government Agencies	-	7	-	7
Non U.S. Government	-	6	-	6
Mortgage and asset backed securities	-	99	-	99
Corporate (b)	-	84	-	84
Fixed income commingled funds	3	520	-	523
Other fixed income securities	-	3	-	3
Cash equivalents	-	196	-	196
Total	$163	$1,982	$-	$2,145
Third Party Transfer and Other Receivables				14
Accrued Expenses				(2)
Fair value of assets for U.S. pension and postretirement medical plans				$2,157

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	Fair Value Hierachy			As of
NON-U.S. PENSION PLAN ASSETS	Level 1	Level 2(a)	Level 3	April 2, 2010

Equity:
U.S./North American Equity commingled funds	$-	$33	-	$33
Global/International Equity commingled funds	-	880	-	880
Fixed Income:
Fixed income commingled funds	-	581	-	581
Insurance contracts	-	117	-	117
Cash equivalents	-	97	-	97
Other	-	21	-	21
Total	$-	$1,729	$-	$1,729
Unsettled Trades				1
Fair value of non-U.S. pension assets				$1,730

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.
(b)	Primarily investment grade.

The asset allocation of pension plans at April 1, 2011, and April 2, 2010, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Equity securities	57%	56%	38%	53%
Debt securities	40%	35%	54%	34%
Cash and other	3%	9%	8%	13%
Total	100%	100%	100%	100%

The asset allocation for U.S. other postretirement benefit plans at April 1, 2011, and April 2, 2010, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	April 1, 2011	April 2, 2010
Equity securities	53%	56%
Debt securities	37%	36%
Cash and other	10%	8%
Total	100%	100%

Return on Assets
In the U.S., the Company uses a “building block” approach to compute the expected long-term rate of return using major asset classes such as equities and bonds. Starting with long run projected bond yields, an equity risk premium is added to estimate the equity long-term rate of return.  Consideration is also given to the extent active management is employed in each asset class. A single expected long-term rate of return on plan assets is then calculated by weighting each asset class.  Historical returns and peer data were also reviewed for reasonableness.

The U.K. expected long-term rate of return is computed in a similar fashion using a forward looking equity risk premium taking into account the global nature of the equity portfolio. It is blended on a weighted average basis with an appropriate return for the allocation to bond investments.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At April 1, 2011, plan assets included 9,099,162 shares of the Company’s common stock.  During fiscal 2011, fiscal 2010, and fiscal 2009, the Company contributed $207 million, $203 million, and $165 million, respectively.  On July 31, 2009, the Company increased the employer contribution from 50% of the first 3% of pay to 50% of the first 6% of pay.  In addition, the Company made a discretionary contribution totaling $25 million into the accounts of eligible employees on April 1, 2010.  The discretionary contribution was 3% of eligible base pay for pay dated April 10, 2009, through March 26, 2010 for employees who were enrolled in the Computer Sciences Corporation Employee Pension Plan as of April 3, 2009, and who were also age 50 or older on that date.

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

The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $124 million as of April 1, 2011, and $114 million as of April 2, 2010. The Company’s expense under the Plan totaled $8 million, $7 million, and $7 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Note 13—Stockholders’ Equity

Stock Repurchase Program

In December 2010, the Company’s board of directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission rules, market conditions, and applicable state and federal legal requirements. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program.

In the fourth quarter, 1,353,000 shares were purchased through open market purchases for an aggregate consideration of $65 million at a weighted average price of $48.01 per share. The shares repurchased were retired immediately and included in the category of authorized but unissued shares.  The excess of purchase price over par value of the shares repurchased was allocated between additional paid-in capital and retained earnings.

Treasury Stock Transactions

In fiscal 2011, the Company accepted 55,962 shares of its common stock in lieu of cash in connection with exercise of stock options, and 51,935 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Similarly, in fiscal 2010, the Company accepted 38,843 shares of its common stock in lieu of cash in connection with the exercise of stock options, and 53,411 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon settlement of restricted stock and restricted stock units.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

During fiscal 2011, the Company declared cash dividends per common share of $0.70 totaling $108 million. Of the total dividends declared, $31 million was unpaid by April 1, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax effects, are as follows:

	As of
(Amounts in millions)	April 1, 2011	April 2, 2010
Foreign currency translation adjustment	$284	$23
Unfunded pension adjustment	(974)	(1,075)
Accumulated other comprehensive loss	$(690)	$(1,052)

Note 14–Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of restricted stock units (RSUs).  As of April 1, 2011, 6,607,531 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.  See Stock-Based Compensation section of Note 1 –Summary of Significant Accounting Policies for further details.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans during fiscal 2011, fiscal 2010, and fiscal 2009, is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of March 28, 2008	17,755,014	$47.38	5.79	$28
Granted	2,596,730	47.71
Exercised	(368,170)	34.52
Canceled/Forfeited	(466,357)	53.23
Expired	(1,222,655)	53.11
Outstanding as of April 3, 2009	18,294,562	47.15	5.53	23
Granted	2,891,730	42.65
Exercised	(2,448,783)	41.45
Canceled/Forfeited	(349,836)	49.11
Expired	(1,379,276)	57.04
Outstanding as of April 2, 2010	17,008,397	46.36	5.58	141
Granted	2,818,874	48.23
Exercised	(1,868,544)	40.61
Canceled/Forfeited	(324,612)	46.00
Expired	(573,922)	55.52
Outstanding as of April 1, 2011	17,060,193	47.00	5.54	69
Vested and expected to vest in the future as of April 1, 2011	16,848,069	47.00	5.50	69
Exercisable as of April 1, 2011	11,874,347	47.23	4.24	53

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 1, 2011
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.29 - $42.12	4,764,346	$38.64	4.92	3,200,314	$37.10
$42.21 - $48.22	5,586,460	46.41	5.83	2,882,691	45.03
$48.47 - $55.23	4,435,378	52.29	6.41	3,564,284	52.86
$55.35 - $60.25	2,274,009	55.62	4.43	2,227,058	55.61
	17,060,193			11,874,347

The total intrinsic value of options exercised during fiscal 2011, fiscal 2010, and fiscal 2009 was $22 million, $30 million, and $4 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The total grant date fair value of stock options vested during fiscal 2011, fiscal 2010, and fiscal 2009, was $40 million, $31 million, and $12 million, respectively.  The cash received from stock options exercised during fiscal 2011, fiscal 2010, and fiscal 2009 was $73 million, $100 million, and $13 million, respectively.

As of April 1, 2011, there was $40 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.68 years.

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years. Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically settled for shares of CSC common stock and dividend equivalents.  If, prior to the settlement in full of the RSU, the employee’s status as a full-time employee is terminated, then the RSU is automatically cancelled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during fiscal 2011 consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards, when granted, are reflected at the number of shares for which they would be settled upon achievement of target performance measures.

During fiscal 2011, certain executives were awarded service-based RSUs which are settled over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning Other Equity Awards granted under stock incentive plans during fiscal 2011, fiscal 2010, and fiscal 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 28, 2008	739,248	$50.03
Granted	426,780	47.55
Released/Settled	(258,738)	47.50
Forfeited/Canceled	(25,786)	55.29
Outstanding as of April 3, 2009	881,504	49.41
Granted	627,542	42.31
Released/Settled	(164,553)	49.52
Forfeited/Canceled	(189,825)	47.34
Outstanding as of April 2, 2010	1,154,668	45.88
Granted	492,523	48.15
Released/Settled	(151,893)	50.40
Forfeited/Canceled	(16,728)	51.94
Outstanding as of April 1, 2011	1,478,570	46.10

As of April 1, 2011, there was $24 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.93 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of April 1, 2011, 153,000 shares of CSC common stock remained available for grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2011, fiscal 2010, and fiscal 2009, is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 28, 2008	92,021	$45.78
Granted	21,600	46.52
Released/Settled	(600)	37.81
Forfeited/Canceled	-	-
Outstanding as of April 3, 2009	113,021	45.96
Granted	20,800	48.97
Released/Settled	(600)	37.81
Forfeited/Canceled	-	-
Outstanding as of April 2, 2010	133,221	46.47
Granted	25,700	39.46
Released/Settled	(180)	42.69
Forfeited/Canceled	-	-
Outstanding as of April 1, 2011	158,741	45.34

When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically settled for shares of CSC common stock and dividend equivalents with respect to such shares. The number of shares to be delivered upon settlement is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election, the RSUs may be settled (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15–Segment and Geographic Information

CSC provides IT and business process outsourcing, consulting, systems integration and other information technology services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments are as follows:
  The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
  The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.
  The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

The following tables summarize operating results by reportable segment.  Fiscal 2010 and 2009 results have been adjusted from amounts previously reported to reflect the removal of revenue and costs associated with discontinued operations.

(Amounts in millions)
Twelve Months Ended	NPS	MSS	BSS	Corporate	Eliminations	Total

April 1, 2011
Revenues	$6,002	$6,583	$3,570	$14	$(127)	$16,042
Operating income (loss)	528	481	280	(72)	-	1,217
Depreciation and amortization	133	777	132	31	-	1,073

April 2, 2010
Revenues	$6,095	$6,451	$3,483	$17	$(125)	$15,921
Operating income (loss)	524	633	316	(77)	(1)	1,395
Depreciation and amortization	132	809	143	11	-	1,095

April 3, 2009
Revenues	$5,857	$6,922	$3,759	$17	$(123)	$16,432
Operating income (loss)	467	601	359	(66)	-	1,361
Depreciation and amortization	139	873	154	13	-	1,179

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of operating income are utilized to determine executive compensation along with other measures.  A reconciliation of consolidated operating income to income before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2011	April 2, 2010	April 3, 2009
Operating income	$1,217	$1,395	$1,361
Corporate G&A	(138)	(168)	(179)
Interest expense	(168)	(252)	(260)
Interest income	37	27	40
Goodwill impairment	-	-	(4)
Other income (expense)	20	20	(8)
Income before taxes	$968	$1,022	$950

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2011, the Company recorded certain out-of-period adjustments primarily related to its MSS segment (see Note 2).  The following tables summarize the effect of the out-of-period adjustments on the MSS segment fiscal 2011 and 2010 results, as if the adjustments were recorded in the appropriate period.  The effect of adjustments on fiscal 2009 results was de minimus and therefore is not presented.

(Amounts in millions) Twelve Months Ended	MSS As Reported	Increase/ (Decrease)	MSS Adjusted

April 1, 2011
Revenues	$6,583	$35	$6,618
Operating income (loss)	481	53	534
Depreciation and amortization	777	3	780

April 2, 2010
Revenues	$6,451	$(19)	$6,432
Operating income (loss)	633	(52)	581
Depreciation and amortization	809	(2)	807

Revenue by country is based on the location of the selling business unit.  Property and equipment, total assets and capital expenditures (purchases of property and equipment) information is based on the physical location of the asset.  Geographic revenue, property and equipment, net, total assets, and capital expenditures for the three years ended April 1, 2011, is as follows:

	Twelve Months Ended
	April 1, 2011
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$10,125	$1,869	$2,367	$1,681	$16,042
Property and Equipment, Net	1,396	403	291	406	2,496
Total Assets	6,855	2,998	3,884	2,383	16,120
Capital Expenditures	577	116	100	179	972

	April 2, 2010
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$10,062	$1,923	$2,478	$1,458	$15,921
Property and Equipment, Net	1,274	372	264	331	2,241
Total Assets	5,312	3,046	3,882	4,215	16,455
Capital Expenditures	345	100	92	97	634

	April 3, 2009
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$10,213	$1,891	$2,775	$1,553	$16,432
Property and Equipment, Net	1,350	372	301	330	2,353
Total Assets	8,986	2,499	2,326	1,808	15,619
Capital Expenditures	390	94	117	138	739

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government which accounted for 36%, 37%, and 35% of the Company’s revenues for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.  At April 1, 2011, and April 2, 2010, approximately 41% and 43% of the Company’s net accounts receivables was due from the U.S. federal government.  No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2011, fiscal 2010, or fiscal 2009.

Note 16–Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $331 million, $296 million, and $313 million, for the years ended April 1, 2011, April 2, 2010, and April 3, 2009, respectively. In addition, the Company also has $10 million of sublease income to be received through 2017.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 1, 2011, are as follows:

(Amounts in millions) Fiscal Year	Real Estate	Equipment
2012	$216	$61
2013	178	36
2014	142	13
2015	98	4
2016	62	-
Thereafter	89	-
	$785	$114

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $271 million in fiscal 2012, $165 million in fiscal 2013, $164 million in fiscal 2014, $72 million in fiscal 2015, $30 million in fiscal 2016, and $5 million thereafter.

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

The Company's credit risk is also affected by the risk of customers which become subject to bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of April 1, 2011, the Company had $15 million of accounts receivable and $7 million of allowance for doubtful accounts with customers involved in bankruptcy proceedings.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of April 1, 2011, the Company had $543 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.
The Company uses standby letters of credit in lieu of cash to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of April 1, 2011, the Company had $69 million of outstanding standby letters of credit.  The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of April 1, 2011.

(Amounts in millions)	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter	Total
Performance guarantees:
Surety bonds	$29	$-	$-	$29
Letters of credit	494	1	19	514
Standby letters of credit	64	-	5	69
Foreign subsidiary debt guarantees	625	-	-	625
Total	$1,212	$1	$24	$1,237

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies

The Company and the U.K. National Health Service (NHS) are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system.  The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions.  The 2009 amendment included mutual releases of all claims existing at the time of the amendment.  Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million or $800 million.  During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million or $1,222 million which would reduce the total contract value to approximately £2.1 billion or $3.4 billion at current exchange rate. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSoft Group Limited.  NHS has notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues.  In response, the Company has cured or is preparing to cure the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations.  Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS.  The Company has disputed the alleged breach.  NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract.  Pennine subsequently elected not to continue with the Lorenzo deployment; however, NHS and the Company are jointly working to replace Pennine with another mental health care trust which would implement the Lorenzo system.  Notwithstanding this dispute, both NHS and the Company have continued discussions with the intention of finalizing the terms of the MOU.

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction.  Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties.  Negotiation of the terms of the MOU are substantially complete and are subject to final government review and approvals.  The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2011, the Company had a net investment in the contract of approximately $1.03 billion, which includes $240 million of receivables, $1,130 million of contractual work in progress recorded in prepaid expenses and other current assets, $320 million of advance contract payments recorded in deferred revenue, and $60 million of dedicated computer equipment.  As a result of the expected contract amendment, the Company estimates that total contract value will be reduced by £764 million ($1,222 million).  The contract term is expected to be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.4 to $3.2 billion) over that remaining term.  During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the expected contract amendment.  These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the expected contract amendment as reflected in the MOU.  With these amendments, the contract remains profitable and the Company expects to recover its investment.  Future events, however, could result in a charge to reduce the contract profitability recognized to date and impair the Company’s net investment in the contract, a reduction in future profitability or a material adverse impact on the Company’s cash flows.  On April 1, 2011, pursuant to the contract, NHS made an advance payment to the Company of £200 million ($320 million) related to the forecasted charges expected by the Company during fiscal year 2012. The advance payment is secured by performance bonds obtained by the Company.  The advance payment arrangement provides, as one of its conditions, that the Company could be required to repay the advance payment upon NHS demand on September 30, 2011, if the parties are not progressing satisfactorily toward completion of the expected contract amendment.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and the Company would have claims against NHS for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies.  The Company believes that NHS, when considering its alternatives of maintaining or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees or damages payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  If NHS elected to terminate the contract for convenience, the total amount recoverable by the Company from termination fees payable by NHS and from claims by the Company is uncertain and it is possible the Company’s total recovery would be materially less than the net asset value associated with the contract.  Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

There can be no assurance that the Company and NHS will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur.  The final terms of any contract amendment, a significant delay in completing a contract amendment, failure to conclude a contract amendment, or a termination of the contract by NHS for convenience could result in an impairment of the Company’s net investment in the contract and have an material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.  In addition, these events could result in a goodwill impairment charge (see Note 9).

If the parties do not successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims.  Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies.  If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract.  Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount.  The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract.  However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material reward of damages against the Company which could have a material adverse effect on the Company's financial statements.

As of April 1, 2011, the Company had 14 claims totaling approximately $678 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals ("ASBCA").  These claims were filed under the Contract Disputes Act of 1978 (the "CDA").

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company has not recorded any profit element associated with the deferred costs on these CDA claims.

The Company believes it has valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and has reiterated that opinion as recently as May 20, 2011. The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the discovery phase of the litigation.  Trial has been rescheduled from the fourth quarter of fiscal 2011 to the first quarter of fiscal 2012 but is subject to further change at the discretion of the ASBCA judge.

On November 19, 2010, the Government and the Company entered into a formal agreement to stay the CDA Claims litigation and engage in a non-binding alternate dispute resolution (“ADR”) process to resolve all outstanding CDA Claims and other issues associated with the contract.  This expedited process began on December 6, 2010, and is expected to conclude in the second quarter of Fiscal Year 2012.  If the parties do not reach settlement, the litigation will resume.  As part of the ADR process and in accordance with the terms of the ADR agreement, on November 22, 2010, the Company filed with the Government two requests for equitable adjustment (“REA”) totaling approximately $1.1 billion associated with the same contract under which the CDA Claims were brought.  REAs, unlike CDA Claims, are not interest bearing.  The matters covered by the REAs overlap with each other and, to some extent, with certain matters covered by the CDA claims, but the REAs seek recovery under other legal theories.  The aggregate amount of REAs and CDA Claims filed by the Company is not indicative of the amounts that would ultimately be recoverable by the Company.  However, were the Company to be successful with its REAs, the amount recovered could be greater than the total value of the CDA Claims.  There are no additional assets on the Company’s books that relate to the REAs described above.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court.  This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing took place on August 18, 2010.  A decision is pending.  It is not possible to make a reasonable estimate of the amount or range of loss, if any, that could result from this matter at this time.

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

As previously disclosed, in fiscal year 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region.  Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation.  On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation.  Independent counsel has retained forensic accountants to assist their work.  Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting.  The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors.  As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us.  In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review.  Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

On June 3, 2011, a putative federal class action complaint was filed in the United States District Court for the Eastern District of Virginia by the City of Roseville Employees' Retirement System, entitled City of Roseville Employees' Retirement System v Computer Sciences Corporation, et al. (Civil Docket for Case #: 1:11-cv-00610-TSE-IDD).  A similar putative federal class action complaint, entitled Murphy v Computer Sciences, et al. (Civil Docket for Case #: 1:11-cv-00636-TSE-IDD) was filed on June 13, 2011, in the same court.  Each complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company.  Each complaint names as defendants Computer Sciences Corporation, Michael W. Laphen and Michael J. Mancuso.  The defendants deny the allegations made in the complaints and intend to defend their position vigorously.

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

Note 17–Agreement with Equifax

The Company has an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which certain of the Company’s subsidiaries (collectively, the Bureaus) are affiliated credit bureaus of ECIS and utilize ECIS’ credit database to provide credit reporting services from the ECIS system for resale to their customers. The Bureaus retain ownership of their credit files stored in the ECIS system and receive revenues generated from the sale of the credit information they contain. The Bureaus pay ECIS a fee for the services it provides to them based on each report supplied by the ECIS system.

Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase CSC’s credit reporting business (Credit Reporting Put Option). The option requires six months’ advance notice and expires on August 1, 2013. The exercise price of the option is equal to the appraised value of the credit reporting business.

Selected Quarterly Financial Data (Unaudited)

The following schedule presents selected quarterly financial data (unaudited) for fiscal 2011 and fiscal 2010.  As discussed in Note 2 to the Company's consolidated financial statements, the Company recorded various out-of-period adjustments in fiscal 2011.  The quarterly financial data has not been adjusted to reflect these errors as management concluded the effects of the adjustments are immaterial to the consolidated annual financial statements.  We have provided the quarterly effects of the adjustments in footnote 3 to the tables below.

	Fiscal 2011(3)
(Amounts in millions, except per share amounts)	1st Quarter(2)	2nd Quarter(2)	3rd Quarter(2)	4th Quarter
Revenues	$3,910	$3,935	$3,995	$4,202
Cost of services (excluding depreciation and amortization)	3,170	3,148	3,221	3,386
Income from continuing operations before taxes	211	245	230	282
Income from continuing operations, net of taxes	145	174	244	162
Income from discontinued operations, net of taxes	3	19	(1)	13
Net income attributable to CSC common shareholders	143	184	242	171

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.91	$1.06	$1.58	$1.02
Income from discontinued operations	$0.02	$0.13	$(0.01)	$0.08
Diluted
Income from continuing operations	$0.89	$1.05	$1.55	$1.01
Income from discontinued operations	$0.02	$0.13	$(0.01)	$0.08
Cash dividend per common share	$0.15	$0.15	$0.20	$0.20

	Fiscal 2010(2)(3)
(Amounts in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,828	$3,971	$3,921	$4,201
Cost of services (excluding depreciation and amortization)	3,094	3,153	3,079	3,292
Income from continuing operations before taxes	181	257	286	298
Income from continuing operations, net of taxes	130	221	215	264
Income from discontinued operations, net of taxes	3	-	1	-
Net income attributable to CSC common shareholders	131	216	211	259

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.84	$1.44	$1.37	$1.69
Income from discontinued operations	$0.02	$(0.02)	$0.01	$-
Diluted
Income from continuing operations	$0.83	$1.42	$1.35	$1.66
Income from discontinued operations	$0.02	$(0.02)	$0.01	$-
Cash dividend per common share	$-	$-	$-	$-

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS.  EPS is calculated based on weighted average shares outstanding for the period.  Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

(2)	The quarterly information for the first, second and third quarters of fiscal 2011, and all four quarters of fiscal 2010 has been revised to reflect the discontinued operations (see Note 3).

(3)
As discussed in Note 2, the Company recorded various out of period adjustments in fiscal 2011.  The tables below reflect the net effect on the reported amounts above as if the adjustments had been reported in the appropriate quarter.  There are no changes to discontinued operations amounts from the out of period adjustments.

	Fiscal 2011
Increase (Decrease) (Amounts in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$(6)	$35	$9	$(3)
Cost of services (excluding depreciation and amortization)	(13)	8	(10)	(4)
Income from continuing operations before taxes	6	28	21	(4)
Net income attributable to CSC common shareholders	1	11	11	11

Earnings per common share continuing operations:
Basic	$0.01	$0.07	$0.07	$0.07
Diluted	$0.01	$0.07	$0.07	$0.07

	Fiscal 2010
Increase (Decrease) (Amounts in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$-	$1	$1	$(21)
Cost of services (excluding depreciation and amortization)	10	7	15	1
Income from continuing operations before taxes	(9)	(6)	(13)	(20)
Net income attributable to CSC common shareholders	(8)	(4)	(10)	(8)

Earnings per common share continuing operations:
Basic	$(0.05)	$(0.03)	$(0.06)	$(0.05)
Diluted	$(0.05)	$(0.03)	$(0.06)	$(0.05)

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES
SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For year ended April 1, 2011
Allowance for doubtful receivables	$47	$7	$2	$(10)	$46
For year ended April 2, 2010
Allowance for doubtful receivables	55	23	1	(32)	47
For year ended April 3, 2009
Allowance for doubtful receivables	43	33	(8)	(13)	55

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of April 1, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2011.

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

The Company’s internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorization of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of April 1, 2011, was effective.

The Company’s internal control over financial reporting as of April 1, 2011, has been audited by the Company’s independent registered public accounting firm, as stated in their report on page 94

Date:  June 15, 2011

Changes in Internal Control Over Financial Reporting

In connection with the preparation and filing of its Quarterly Reports on Form 10-Q for the periods ended October 1, 2010 and December 31, 2010, the Company concluded that a material weakness existed as of October 1, 2010 and December 31, 2010 due to the aggregation of a significant deficiency in the Nordic business (initially identified as of April 2, 2010, which continued to exist through the third quarter of fiscal 2011) and a deficiency in account reconciliation procedures and controls identified at other MSS business units during fiscal 2011.  The Company concluded as of the end of October 1, 2010 and December 31, 2010 that individually these deficiencies were not material weaknesses.  However, when they were considered in the aggregate, the Company concluded that there was a reasonable possibility that the Company’s internal control over financial reporting could fail to prevent or detect a material misstatement of the Company’s financial statements, and therefore that a material weakness existed as of each of these dates.  The material change in internal control over financial reporting during the fourth quarter relates to the remediation of the material weakness.

As a result of the significant deficiency in the Nordic business, the Company did not detect as of April 2, 2010, the out of period adjustments included in Note 2 of the Consolidated Financial Statements.  The Company identified and corrected these out-of-period errors in fiscal 2011 and has attributed the majority of the errors in the Nordic business to accounting irregularities. The significant deficiency in the Nordic business as of April 2, 2010 resulted from a combination of deficiencies primarily in the following areas:
  Nordic business “Tone at the Top”
  Oversight and monitoring controls
  Account reconciliations
The Company began remediation activities related to the deficiencies in the Nordic business early in fiscal 2011.  These remediation activities included the following:

Nordic Region “Tone at the Top”– In order to instill a proper “Tone at the Top” within the Nordic business and strengthen the overall control environment, the Company undertook a number of remedial actions, including the following:
  The Chief Operating Officer (the senior Nordic executive) and Finance Director for the Nordic business resigned in the first quarter of fiscal 2011.  The Chief Operating Officer was replaced by a senior operating executive that was not previously involved in the financial reporting of the Nordic business.  The Finance Director was initially replaced by an interim Finance Director from the U.K. business and in the second quarter an experienced Finance Director from our MSS U.S. business was appointed.
  Management has finished its investigation of the Nordic business and believes the senior finance staff and other management that were involved in the suspected accounting irregularities have been replaced.  The Audit Committee has commenced an independent forensic investigation (refer to Note 2 to the Company’s consolidated financial statements).
  The Company’s CEO issued a communication to all senior management reinforcing the importance of adherence to CSC management principles, code of conduct and ethics policies and our CFO issued a letter to senior financial management, including the sector CFO’s, reinforcing the critical role of the financial organization in ensuring integrity in our business practices and financial reporting.
  The Company’s Chief Ethics Officer and Chief Compliance Officer conducted meetings with MSS Nordic business management to review CSC’s policies regarding ethics and the Company’s code of conduct and behavior, again reinforcing the critical importance of adherence to CSC policies.  In addition, they discussed communication protocols regarding improper conduct and ethical breaches, alternative channels of escalation and the process for anonymous communication of such matters using the CSC Open Line (hot-line) program administered by the Chief Ethics Officer and human resources.  CSC’s Code of Ethics and Standards of Conduct was reinforced through ethics training attended by Nordic business staff.  In addition, a communication was sent to all Nordic staff describing the CSC Open Line reporting process and related reporting protocols.
  Nordic business financial management reviewed the competency of the Denmark finance staff.  As a result of this review, roughly half of the senior finance staff was terminated, resigned or redeployed, and replacement staff was recruited with appropriate skills, experience and credentials.  This review was substantially completed by the end of the second quarter of fiscal 2011 and a Controller for the Nordic business was appointed and began work on December 1, 2010.
  The new Nordic business Finance Director conducted or facilitated training in the third and fourth quarter for all finance staff on financial reporting matters relevant to the Nordic business.  The training included reinforcement of Company policies, procedures and code of ethics and technical accounting areas which were significantly impacted by the out-of-period adjustments (revenue recognition — percentage of completion accounting and software revenue recognition, software capitalization, lease accounting, deferred expenses, account reconciliations, and journal entry review and approval).

Oversight and Monitoring Controls – Principal remediation actions with regard to oversight and monitoring controls consisted of the following:
  The Company appointed a new President of MSS EMEA to fill a position that had been vacant for over a year.
  The Company created a new controller position with responsibility for oversight and monitoring of MSS EMEA.  This position was filled in January 2011 with an experienced finance individual with relevant industry experience.
  The Nordic business implemented more rigorous procedures and controls in the financial closing and reporting process (FCRP) over the following areas: review and approval of journal entries, account reconciliations (addressed more fully in the following section) and analysis of operating results, balance sheet and cash flow variances.
  The Company’s Corporate Controller’s Office issued a revised financial statement review template to facilitate the enhanced review of operating results, balance sheet variances and cash flows.  The Nordic business implemented this template beginning in the third quarter of fiscal 2011.
  The Nordic business management review of the operating performance of the business was expanded to incorporate a more comprehensive financial perspective, including more detailed information regarding the financial condition of the business.  This expanded review by operational leadership was implemented in January 2011 by integrating the Corporate Controller’s financial statement review template into the operations review materials.  This approach was also adopted by the other business units and regions of the MSS segment during the fourth quarter of fiscal 2011.
  The Company’s Corporate Controller’s Office instituted periodic business unit balance sheet reviews beginning in the second quarter of fiscal 2011 to strengthen controls over management override.  The scope of these reviews encompassed significant account balances and associated account reconciliations, accounting practices, financial policies, internal controls, competency of financial management and personnel, and other financial matters pertinent to the respective business unit.  During the second, third and fourth quarters balance sheet reviews were performed for the majority of significant business units, including those located in the United States, United Kingdom, Germany, France and Australia.
  The Company’s Corporate Controller also strengthened and clarified financial policies in a number of areas based on deficiencies identified in Denmark and other locations across the Company which were identified as a part of the Corporate Controller’s balance sheet reviews.
Account Reconciliations – As a result of additional out-of-period charges identified in early October 2010, the Denmark finance organization, with support from the U.K. finance team and Internal Audit, conducted a review of the significant components of its balance sheet, prioritizing the higher risk and significant account balances.  Substantial remediation of existing reconciliation procedures was necessary with respect to timeliness, completeness, form and content (generally requiring a reconciliation of the components of the balance, rather than a summary of transaction activity), timely investigation of significant reconciling items and adequate documentation.  The remediation of the design of the account reconciliation procedures and controls took several months but was substantially completed by the end of the third quarter of fiscal 2011.  The remediated account reconciliation procedures were tested by Internal Audit in the fourth quarter of fiscal 2011 and determined to be operating effectively.

In addition to the three principal elements of the material weakness, the Company also remediated process level controls relating to the financial areas which were most significantly affected by the Nordic business out-of-period charges.  These areas included the following:
  Revenue recognition,
  Deferral of transition costs on outsourcing contracts, and
  Contract claims and disputes recognition and accounting.
In each case, the design of these process level controls were remediated not later than the end of the third quarter and the remediated controls operated effectively for at least the last three months of the fiscal year.

Account Reconciliations in Other MSS Locations –As of the end of the second quarter, the Company concluded the account reconciliation procedures in other locations had deteriorated since the end of fiscal 2010 and a deficiency existed in other MSS locations outside of the Nordic region.  The Company implemented remediation activities consistent with the Nordic region with respect to timeliness, completeness, form and content (generally requiring a reconciliation of the components of the balance, rather than a summary of transaction activity), timely investigation of significant reconciling items and adequate documentation.  The remediation of the design of the account reconciliation procedures was completed as of the end of the third quarter of fiscal 2011.

The remediated account reconciliation procedures were tested by Internal Audit in the fourth quarter of fiscal 2011 and determined to be operating effectively.  In fact, remediated account reconciliation and monitoring controls were primarily responsible for the identification of the fourth quarter MSS segment out-of-period adjustments.

Conclusion – The Company believes it addressed the deficiencies relating to the design of its internal controls and implemented new controls or modified existing controls, as necessary, by the end of the third quarter of fiscal 2011.  These remediated controls have operated effectively throughout the fourth quarter of fiscal 2011.  Accordingly, the Company concluded that the material weakness has been remediated as of April 1, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended April 1, 2011 of the Company and our report dated June 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/
__________________________
DELOITTE & TOUCHE LLP

McLean, Virginia

June 15, 2011

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I under the caption "Executive Officers of the Registrant."  Other information required by this Item will appear in the Proxy Statement under the headings "Proposal 1—Election of Directors"; "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance"; "Corporate Governance"; and "Additional Information—Business for 2011 Annual Meeting," which sections are incorporated herein by reference.

Code of Ethics

We have adopted two codes of ethics; one that applies to our Directors and employees and one that applies specifically to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  Both codes of ethics can be found in the investor relations section on our website at www.csc.com/governance.

Item 11.  Executive Compensation

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation” and “Corporate Governance,” which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of April 1, 2011.  See Note 14, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,697,504	$42.88	6,760,531	1
Equity compensation plans not approved by security holders	-	-	-
Total	18,697,504		6,760,531
____________________________
1Includes 152,267 shares issuable under the 2001 Stock Incentive Plan.  This Plan permits shares to be issued pursuant to any type of arrangement that by its terms involves or might involve the issuance of Common Stock or derivative securities with an exercise or conversion privilege at a price related to the Common Stock or with a value derived from the value of the Common Stock, including, without limitation, sales, bonuses and other transfers of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, RSUs, other securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units and performance shares, and any two or more of the foregoing in tandem or in the alternative.

Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan.  This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs.  Includes 150,000 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan.  This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 1,029,527 and 5,425,737 shares available for future issuance under the 2004 and 2007 Incentive Plans, respectively.  Each of these plans permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing.  Of the shares available for issuance under the 2007 plan, 5,425,737 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 2,712,868 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

Item 14.  Principal Accountant Fees and Services

Information required by this Item will appear in the Proxy Statement under the heading “Proposal 5—Ratification of Independent Auditors—Fees,” which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule
These documents are included in the response to Item 8 of this report.  See the index on page 39.

(3) Exhibits
The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

2	Scheme implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSoft Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 2011)

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws, effective December 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 12, 2010)

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 15, 2008)

4.2	Indenture, dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2003)

4.3	First Supplemental Indenture, dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 10, 2003)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3
Schedule to the 2001 Stock Incentive Plan for United Kingdom personnel(1) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2004)

10.4	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.5	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.6	Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.7	Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.8	Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.9	Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

Exhibit Number	Description of Exhibit

10.10
Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.11
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.12
Form of Career Shares Restricted Stock Unit Agreement for Employees(1)  (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.13
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.14
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

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

10.18
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007)

10.19
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2010)

10.20
Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.21
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.22	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010).

10.23
2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement, dated June 25, 2010, for the Annual Meeting of Stockholders held on August 9, 2010)

10.24	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.25	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.26	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.27	Form of Amendment to Restricted Stock Unit Agreement with directors(1) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

Exhibit Number	Description of Exhibit
10.28	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2011)

10.29	Form of Performance-Based Restricted Stock Unit Agreement (Replacement Grant)(1) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009)

21	Significant Active Subsidiaries and Affiliates of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

99.1
Revised Financial Information Disclosure as a result of the Company’s restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company’s Current Report on Form 8-K filed December 16, 2008)

101.INS	XBRL Instance(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation(2)

101.LAB	XBRL Taxonomy Extension Labels(2)

101.PRE	XBRL Taxonomy Extension Presentation(2)

(1) Management contract or compensatory plan or agreement

(2) Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION
Dated: June 15, 2011
/s/ Michael W. Laphen
Michael W. Laphen, Chairman, President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Laphen
Michael W. Laphen	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2011

/s/ Michael J. Mancuso
Michael J. Mancuso	Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2011

/s/ Donald G. DeBuck
Donald G. DeBuck	Vice President and Controller (Principal Accounting Officer)	June 15, 2011

/s/ Irving W. Bailey, II
Irving W. Bailey, II	Director	June 15, 2011

/s/ David J. Barram
David J. Barram	Director	June 15, 2011

/s/ Stephen L. Baum
Stephen L. Baum	Director	June 15, 2011

Erik Brynjolfsson	Director

/s/ Rodney F. Chase
Rodney F. Chase	Director	June 15, 2011

/s/ Judith R. Haberkorn
Judith R. Haberkorn	Director	June 15, 2011

/s/ F. Warren McFarlan
F. Warren McFarlan	Director	June 15, 2011

/s/ Chong Sup Park
Chong Sup Park	Director	June 15, 2011

/s/ Thomas H. Patrick
Thomas H. Patrick	Director	June 15, 2011

(a majority of the Board of Directors)