Form 10-Q
period 2011-07-01
COMPUTER SCIENCES CORP
filed 2011-08-10
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 1, 2011

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

155,049,198 shares of Common Stock, $1.00 par value, were outstanding on July 29, 2011.

- i -

PART I, ITEM 1. FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Quarter Ended
(Amounts in millions, except per-share amounts)	July 1, 2011	July 2, 2010

Revenues	$4,033	$3,910

Costs of services (excludes depreciation and amortization)	3,365	3,170
Selling, general and administrative	264	243
Depreciation and amortization	278	256
Interest expense	42	41
Interest income	(12)	(8)
Other (income) expense, net	(5)	(3)
Total costs and expenses	3,932	3,699

Income from continuing operations before taxes	101	211
Taxes on income	(85)	66
Income from continuing operations	186	145
(Loss) income from discontinued operations, net of taxes	(1)	3
Net income	185	148

Less: Net income attributable to noncontrolling interest, net of tax	2	5
Net income attributable to CSC common shareholders	$183	$143

Earnings per share:
Basic:
Continuing operations	$1.19	$0.91
Discontinued operations	(0.01)	0.02
	$1.18	$0.93
Diluted:
Continuing operations	$1.18	$0.89
Discontinued operations	(0.01)	0.02
	$1.17	$0.91

Cash dividend per common share	$0.20	$0.15

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share data)	July 1, 2011	April 1, 2011
ASSETS
Cash and cash equivalents	$1,666	$1,837
Receivables, net of allowance for doubtful accounts of $39 (2012) and $46 (2011)	4,052	3,719
Prepaid expenses and other current assets	2,062	2,001
Total current assets	7,780	7,557

Property and equipment, net of accumulated depreciation of $4,035 (2012) and $3,853 (2011)	2,513	2,496
Outsourcing contract costs, net	651	647
Software, net	603	562
Goodwill	4,062	4,038
Other assets	820	820
Total assets	$16,429	$16,120

LIABILITIES
Short-term debt and current maturities of long-term debt	$430	$170
Accounts payable	483	517
Accrued payroll and related costs	840	817
Other accrued expenses	1,232	1,291
Deferred revenue	880	987
Income taxes payable and deferred income taxes	368	396
Total current liabilities	4,233	4,178

Long-term debt, net of current maturities	2,418	2,409
Income tax liabilities and deferred income taxes	540	511
Other long-term liabilities	1,467	1,462

EQUITY
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 163,502,965 (2012) and 162,873,485 (2011)	164	163
Additional paid-in capital	2,138	2,120
Retained earnings	6,448	6,296
Accumulated other comprehensive loss	(648)	(690)
Less common stock in treasury, at cost, 8,505,267 shares (2012) and 8,392,668 shares (2011)	(389)	(385)
Total CSC stockholders’ equity	7,713	7,504
Noncontrolling interest in subsidiaries	58	56
Total equity	7,771	7,560
Total liabilities and equity	$16,429	$16,120

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010

Cash flows from operating activities:
Net income	$185	$148

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization and other non-cash charges	292	277
Stock based compensation	5	14
Provision for losses on accounts receivable	2	4
Unrealized foreign currency exchange loss (gain)	4	(10)
Loss (gain) on dispositions	2	(4)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(247)	(203)
Decrease in liabilities	(289)	(286)

Net cash used in operating activities	(46)	(60)

Cash flows from investing activities:
Purchases of property and equipment	(161)	(177)
Outsourcing contracts	(50)	(28)
Acquisitions, net of cash acquired	(8)	(4)
Software purchased or developed	(111)	(44)
Other investing activities, net	(4)	-

Net cash used in investing activities	(334)	(253)

Cash flows from financing activities:
Net borrowings of commercial paper	200	-
Borrowings under lines of credit	52	4
Repayment of borrowings under lines of credit	(9)	(2)
Principal payments on long-term debt	(37)	(11)
Proceeds from stock options	13	16
Excess tax benefit from stock based compensation	2	1
Dividend payments	(31)	-
Other financing activities, net	4	(6)

Net cash provided by financing activities	194	2

Effect of exchange rate changes on cash and cash equivalents	15	(38)

Net decrease in cash and cash equivalents	(171)	(349)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at end of period	$1,666	$2,435

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560

Comprehensive income:
Net income				183			183	2	185
Currency translation adjustment					41		41		41
Unfunded pension obligation					1		1		1
Comprehensive income							225	2	227
Stock based compensation expense			5				5		5
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	630	1	13				14		14
Cash dividends declared				(31)			(31)		(31)
Balance at July 1, 2011	163,503	$164	$2,138	$6,448	$(648)	$(389)	$7,713	$58	$7,771

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

Comprehensive income:
Net income				143			143	5	148
Currency translation adjustment					(179)		(179)		(179)
Unfunded pension obligation					79		79		79
Comprehensive income							43	5	48
Stock based compensation expense			14				14		14
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	491	1	17				18		18
Cash dividends declared				(23)			(23)		(23)
Non controlling interest distributions								(9)	(9)
Balance at July 2, 2010	162,725	$163	$2,037	$5,829	$(1,152)	$(383)	$6,494	$58	$6,552

See accompanying notes.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the accompanying notes.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011. In the opinion of management, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The consolidated condensed statement of income for the quarter ended July 2, 2010, has been recast from the one presented in the previously filed Form 10-Q, to reflect discontinued operations of two businesses sold in fiscal 2011 as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Contractual work in process balances at July 1, 2011, and April 1, 2011, of $1,205 million and $1,162 million, respectively, are included in prepaid expenses and other current assets.

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality, should they occur, would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $537 million, including $379 million in claims (see Note 14).

Depreciation expense was $182 million and $167 million for the quarters ended July 1, 2011, and July 2, 2010, respectively.

The components of accumulated other comprehensive losses, net of taxes are as follows:

	As of
(Amounts in millions)	July 1, 2011	April 1, 2011

Foreign currency translation adjustment	$325	$284
Unfunded pension obligation	(973)	(974)
Accumulated Other Comprehensive Loss	$(648)	$(690)

Note 2—Recent Accounting Pronouncements

New Accounting Standards

In November 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—A Consensus of the FASB Emerging Issues Task Force.”  The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in the update became effective at the beginning of CSC’s fiscal 2012 and did not have a material effect on CSC’s consolidated condensed financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition—A Consensus of the FASB Emerging Issues Task Force.”  The update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone. The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (i.e., record the milestone payment in its entirety in the period received). The guidance in this Issue applies to milestones in multiple deliverable arrangements involving research or development transactions. The amendments in the update became effective at the beginning of CSC’s fiscal 2012 and did not have a material effect on CSC’s financial statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force," which amends Topic 605: Revenue Recognition. This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors are required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The Company adopted amendments in the update effective at the beginning of fiscal 2012 on a prospective basis and they did not have a material effect on CSC's financial statements. The Company did not have material new revenue arrangements in the first quarter of fiscal 2012 to be accounted for under the new guidance.

In October 2009, the FASB issued ASU 2009-14, "Certain Revenue Arrangements that include Software Elements-A Consensus of the FASB Emerging Issues Task Force," which amends Topic 985: Software to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product's essential functionality.  In addition, if the software contained in the tangible product is essential to the tangible product's functionality, the software is excluded from the scope of the software revenue guidance. The Company adopted amendments in the update effective at the beginning of fiscal 2012 on a prospective basis and they did not have a material effect on CSC's financial statements. The Company did not have material new revenue arrangements in the first quarter of fiscal 2012 to be accounted for under the new guidance.

Standards Issued But Not Yet Effective

On June 16, 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendments in the Update become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this statement is not expected to have a material effect on CSC's consolidated condensed financial statements.

Note 3—Out of Period Adjustments

First Quarter of Fiscal 2012

During the first quarter of fiscal 2012, the Company’s Managed Services Sector (MSS) segment recorded five out of period adjustments primarily to cost of services, reducing income from continuing operations before taxes by $5 million which should have been recorded in prior fiscal years. Four of these adjustments totaling $4 million relate to MSS’ Nordic operations and $1 million to other MSS operations. The Nordic adjustments recorded in the first quarter of fiscal 2012 included two adjustments totaling $2 million which were attributable to an understatement of accrued expenses associated with vendor invoices related to fiscal 2011.  These adjustments were identified late in the fiscal 2011 closing process, and due to the immaterial amounts involved, were not included in the Company’s consolidated fiscal 2011 statements. The Nordic adjustments also included (i) $1 million of outsourcing contract costs amortized over a contract term (including an extension rather than just the original contract term) attributable to fiscal 2006-2012, and (ii) a $1 million error in the accounting for an operating lease attributable to fiscal 2010.  The $1 million operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011. The $1 million adjustment related to other MSS operations was attributable to an understatement of accrued expenses in fiscal year 2011 due to an error in the calculation of management incentive compensation. In addition, MSS’ U.K. operations recorded a $4 million reclassification to reduce revenue and cost of services by offsetting amounts related to a fiscal 2011 fourth quarter adjustment resulting from a revised estimate at completion calculation. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the operating lease in the Nordic region, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries. The impact of these out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2012 and prior years.  Consequently the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2012. As the fiscal 2012 out of period adjustments were immaterial, they have not been incorporated with the fiscal 2011 discussion below.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

First Quarter of Fiscal 2011

As further noted below, during fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes that should have been recorded in prior fiscal years.

During the first quarter of fiscal 2011, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $6 million ($1 million, net of taxes), that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $21 million of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $15 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $13 of the $15 million within MSS.  These adjustments reduced MSS operating income (a non-GAAP measure) by $8 million as discussed in Note 12, Segment Information.  The Company also recorded out of period income tax benefits in the first quarter of fiscal 2011 of $5 million, consisting of $4 million of income tax benefits related to the net out of period adjustments and $1 million of unrelated income tax benefit adjustments. These out of period recorded adjustments are primarily attributable to fiscal 2010.

Further out of period adjustments were identified in subsequent quarters of fiscal 2011. The aggregate fiscal 2011 adjustments (including those noted above with respect to the first quarter of fiscal 2011) reduced income from continuing operations before taxes by $51 million ($34 million, net of taxes). The total out of period adjustments reported in fiscal 2011 were comprised of $91 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $36 million of the $40 million within MSS. The Company also recorded out of period income tax benefits during fiscal 2011 of $17 million, consisting of $12 million of income tax benefits related to the net out of period adjustments and $5 million of unrelated tax benefit adjustments.

Nordic Region Adjustments: As part of closing the Company's financial statements for the first quarter of fiscal 2011, management identified and recorded out of period charges totaling $21 million in its Nordic operations.  The $21 million of pretax out of period adjustments recorded in fiscal 2011 were attributable to:

(Amounts in millions)	Pre-tax Nordic Region Adjustment
Operating costs inappropriately capitalized	$16
Misapplication of US GAAP	3
Miscellaneous errors	2
Total	$21

In response to these errors, the Company initially made changes in operational and financial management and utilized experienced finance personnel from other business units and internal audit to assist with the closing of the Nordic financial statements for the second, third and fourth quarters of fiscal 2011. In addition, in the second quarter of fiscal 2011, the Company initiated an investigation into these and other accounting errors in the MSS segment. Initially, the investigation was conducted by Company personnel, but outside counsel and forensic accountants retained by such counsel later assisted in the Company’s investigations. Based upon the Company's investigation, which extended into the fourth quarter of fiscal 2011, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the $21 million of adjustments in the first quarter of fiscal 2011 and additional adjustments during the remainder of fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.  See “Investigations” below.

The $16 million of out of period adjustments during the first quarter of fiscal 2011 for inappropriately capitalized costs are related to the following consolidated balance sheet line items:
  Outsourcing contract costs ($9 million)
  Prepaid expenses and other current assets ($3 million)
  Property and equipment ($3 million)
  Receivables ($1 million)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Adjustments: During the first quarter of fiscal 2011, the Company also identified out of period adjustments of $15 million that increased income from continuing operations before taxes, of which $13 million relates to other MSS operations.  The adjustments attributable to the MSS segment are related to the following consolidated balance sheet line items:
  Accounts receivable and other current assets ($5 million)
  Deferred revenue ($5 million)
  Other accrued expenses ($2 million)
  Accounts payable ($1 million)

The remaining $2 million of out of period adjustments during the first quarter of fiscal 2011 consists of a reduction of other accrued expenses related to non-MSS segments from an adjustment to corporate general and administrative expense.  The Company also identified $1 million of net out of period adjustments related to income tax benefits associated with complex tax positions.

The following table summarizes the effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded in the first quarter of fiscal 2011 (in millions):

(Amounts in millions)	Quarter Ended July 2, 2010
Operating costs inappropriately capitalized	$16
Misapplication of US GAAP	3
Miscellaneous errors	2
Total Nordic adjustments	21
Other adjustments	(15)
Effect on income from continuing operations before taxes	6
Income tax benefit	(4)
Other income tax adjustments	(1)
Effect on net income attributable to CSC common shareholders	$1

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2011.  Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2011.

The select line items of the Consolidated Condensed Statement of Income for the first quarter ended July 2, 2010, impacted by the out of period adjustments (under the rollover method) are shown below:

(Amounts in millions, except per share amounts)	Reported as	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,910	$(6)	$3,904
Costs of services (excludes depreciation and amortization)	3,170	(13)	3,157
Selling, general and administrative	243	2	245
Depreciation and amortization	256	(1)	255
Interest expense	41	-	41
Other income	(3)	-	(3)
Income from continuing operations before taxes	211	6	217
Taxes on income	66	5	71
Income from continuing operations	145	1	146
Income from discontinued operations, net of taxes	3	-	3
Net income attributable to CSC common shareholders	143	1	144
EPS – Diluted
Continuing operations	$0.89	$0.01	$0.90
Discontinued operations	0.02	-	0.02
Total	0.91	0.01	0.92

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Investigations: As previously disclosed in CSC’s Form 10-K for year ended April 1, 2011, in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating. On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company’s conclusions relating to materiality of such adjustments, and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its controls over financial reporting. The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement’s and Audit Committee’s investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance’s review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

Note 4 – Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	July 1, 2011	July 2, 2010

Net income attributable to CSC common shareholders:
From continuing operations	$184	$140
From discontinued operations	(1)	3
	$183	$143

Common share information:
Weighted average common shares outstanding for basic EPS	154.844	154.215
Dilutive effect of stock options and equity awards common stock equivalents	1.147	2.315
Shares for diluted EPS	155.991	156.530

Basic EPS:
Continuing operations	$1.19	$0.91
Discontinued operations	(0.01)	0.02
	$1.18	$0.93

Diluted EPS:
Continuing operations	$1.18	$0.89
Discontinued operations	(0.01)	0.02
	$1.17	$0.91

The computation of diluted EPS did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of CSC during the periods presented.  The number of such options was 12,694,954 and 6,714,267 for the quarters ended July 1, 2011, and July 2, 2010.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5—Fair Value

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2011, and April 1, 2011:

	As of
(Amounts in millions)	July 1, 2011	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$562	$562	$-	$-
Time deposits	431	431	-	-
Short-term investments	16	16	-	-
Derivative assets	6	-	6	-
Total assets	$1,015	$1,009	$6	$-

Liabilities:
Commercial Paper	$200	$200	$-	$-
Derivative liabilities	2	-	2	-
Total liabilities	$202	$200	$2	$-

	As of
(Amounts in millions)	April 1, 2011	Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$556	$556	$-	$-
Time deposits	241	241	-	-
Short-term investments	10	10	-	-
Derivative assets	9	-	9	-
Total assets	$816	$807	$9	$-

Liabilities:
Derivative liabilities	$4	$-	$4	$-
Total liabilities	$4	$-	$4	$-

Derivative assets and liabilities include foreign currency forward contracts and currency options. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the period-end foreign currency exchange rates. The fair value of currency options is estimated based on external valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs.

The money market funds and time deposits are included and reported in cash and cash equivalents; short-term investments and derivative assets are in prepaid expenses and other current assets; the derivative liabilities are in accrued expenses; and commercial paper is included in short-term borrowings. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values except for $379 million in receivables and $227 million of deferred costs included in prepaid expenses related to claims for which the values are subject to litigation.  It is not practicable to estimate fair value for contractual work in process and current assets related to the claims since they are subject to ongoing negotiations and litigation and their settlement is not estimable (see Note 14).

The carrying amount of the Company’s long-term debt was $2,418 million and $2,409 million and the estimated fair value was $2,603 million and $2,587 million as of July 1, 2011, and April 1, 2011, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company's credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of July 1, 2011, the Company had $15 million of accounts receivable and $8 million of related allowance for doubtful accounts with customers involved in bankruptcy proceedings.

Note 6—Foreign Currency Derivative Instruments

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forwards and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans, and certain revenue streams denominated in non-functional currencies. In addition, the Company uses these instruments as economic hedges and not for speculative or trading purposes.  For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging” and all changes in fair value are reported as part of other (income) expense.

The notional amount of the foreign currency forward contracts outstanding as of July 1, 2011, and April 1, 2011, was $776 million and $787 million, respectively. The notional amount of option contracts outstanding as of July 1, 2011, and April 1, 2011, was $492 million and $676 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $6 million and $2 million, respectively, as of July 1, 2011. The estimated fair values of the foreign currency derivative assets and liabilities were $9 million and $4 million, respectively, as of April 1, 2011 (see Note 5).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty.  As of July 1, 2011, there were two counterparties with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company would incur is $5 million.

Note 7–Commercial Paper

During the quarter ended July 1, 2011, the Company issued commercial paper with average maturities of one to three months, at a weighted average interest rate of 0.35%.  The commercial paper is backed by the Company’s existing $1.5 billion multi-year committed revolving credit facility. There was $200 million of commercial paper outstanding at July 1, 2011, and none outstanding at April 1, 2011. The amount outstanding is included in short-term debt and current maturities of long-term debt.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8—Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	July 1, 2011		July 2, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$7	$2	$10
Interest cost	41	32	41	29
Expected return on assets	(36)	(32)	(39)	(30)
Amortization of unrecognized net loss and other	9	4	6	9
Net periodic pension cost	$16	$11	$10	$18

The Company expects to contribute approximately $187 million to the defined benefit pension plans during fiscal 2012.  During the quarter ended July 1, 2011, the Company contributed $44 million to the defined benefit pension plans.

The components of net periodic benefit cost for postretirement benefit plans are as follows (amounts reported on a global basis):

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010

Other Postretirement Benefits
Service cost	$1	$1
Interest cost	3	4
Expected return on assets	(2)	(2)
Amortization of unrecognized net loss and other	2	3
Net provision for postretirement benefits	$4	$6

The Company expects to contribute approximately $8 million to the postretirement benefit plans during fiscal 2012.  During the quarter ended July 1, 2011, the Company contributed $3 million to the postretirement benefit plans.

The Company received a $1 million subsidy in the quarter ended July 1, 2011 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Note 9—Income Taxes

The effective tax rate was (84.2%) and 31.3% for the first quarters ended July 1, 2011, and July 2, 2010, respectively.  The decrease in the rate for the first quarter of fiscal 2012 was primarily attributable to the change in tax status of one of the Company’s foreign subsidiaries in the first quarter of fiscal 2012. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced the effective tax rate by 119.8%.

There were no material changes to uncertain tax positions in the first quarter of 2012 compared to fiscal year end 2011.

It is reasonably possible that during the next twelve months the Company’s liability for uncertain tax positions may change by a significant amount.  The IRS is examining the Company’s federal income tax returns for fiscal years 2005 through 2007. The nature of the significant items subject to examination included depreciation, amortization, R&D credits, and U.S. related international tax issues.

The Company may also settle other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions in the range of approximately $115 million to $242 million, excluding interest, penalties and tax carryforwards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10—Stock Incentive Plans

As of July 1, 2011, the Company had outstanding stock option and equity awards issued pursuant to various shareholder-approved plans.  For the quarters ended July 1, 2011, and July 2, 2010, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010
Cost of services	$2	$3
Selling, general and administrative	3	11
Total	$5	$14
Total net of tax	$3	$8

The Company’s overall stock-based compensation granting practice has not changed year over year, except that with fiscal 2012’s long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past though at the same relative value.  Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the quarter ended July 1, 2011, by $5 million, which is predominantly represented by participants in selling, general and administrative positions. The changes in the underlying assumptions did not have a material impact on the fair value calculations. However, there was a significant decrease in the grant date fair market value for the Company’s annual award of stock-based compensation, granted in the current period, which further reduced the stock-based compensation expense for the quarter ended July 1, 2011, in comparison to the same period of the prior year. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the quarter ended July 1, 2011, and July 2, 2010, by $5 million and $6 million, respectively.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The weighted average grant date fair values of stock options granted during the quarters ended July 1, 2011, and July 2, 2010, were $10.28 and $13.04 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Quarter Ended
	July 1, 2011	July 2, 2010
Risk-free interest rate	1.83%	2.41%
Expected volatility	31%	27%
Expected term	6.13 years	5.87 years
Dividend yield	1.75%	1.15%

During the quarters ended July 1, 2011, and July 2, 2010, the Company realized income tax benefits related to all of its stock incentive plans of $5 million and $3 million, respectively.  An excess tax benefit of $2 million and $1 million was realized during the quarters ended July 1, 2011, and July 2, 2010, respectively.

Employee Incentive Plans

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs.  At July 1, 2011, 3,298,024 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	For the Quarter Ended July 1, 2011
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	(millions) Aggregate Intrinsic Value
Outstanding as of April 1, 2011	17,060,193	$47.00	5.54	$69
Granted	2,317,523	38.56
Exercised	(373,925)	36.65
Canceled/forfeited	(55,622)	45.37
Expired	(97,402)	51.23
Outstanding as of July 1, 2011	18,850,767	46.15	5.92	7

Vested and expected to vest in the future as of July 1, 2011	18,526,481	46.23	5.86	7
Exercisable as of July 1, 2011	13,722,861	47.33	4.71	6

The total intrinsic value of options exercised during the quarters ended July 1, 2011, and July 2, 2010, was $5 million and $4 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the quarters ended July 1, 2011, and July 2, 2010, was $13 million and $16 million, respectively.

As of July 1, 2011, there was $54 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.98 years.

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years.  Restricted stock awards consist of shares of common stock of the Company issued at a price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents.  If prior to the redemption in full of the RSU, the employee is terminated, then the RSU is automatically cancelled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during the quarter ended July 1, 2011, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards, while still outstanding, are reflected at the number of shares to be redeemed upon achievement of target performance measures.  During the quarter ended July 1, 2011, performance-based RSUs representing 141,353 shares were cancelled due to the Company’s performance over the relevant two-year performance period.  Compensation expense was adjusted accordingly, as discussed above.

During the quarter ended July 1, 2011, certain senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	For the Quarter Ended July 1, 2011
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	1,478,570	$46.10
Granted	750,090	38.55
Released/Redeemed	(257,207)	50.47
Forfeited/Canceled	(141,553)	42.20
Outstanding as of July 1, 2011	1,829,900	42.69

As of July 1, 2011, there was $45 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.33 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of July 1, 2011, 153,000 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  As of July 1, 2011, 158,741 shares of CSC common stock were outstanding for RSUs granted to nonemployee directors with a weighted average fair value of $45.34 per share.  There were no shares granted, redeemed or forfeited/canceled during the quarter ended July 1, 2011.

When a holder of RSUs ceases to be a director of the Company, the RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares.  The number of shares to be delivered upon redemption is equal to the number of RSUs that are vested at the time the holder ceases to be a director.  At the holder’s election, the RSUs may be redeemed (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

Note 11—Cash Flows – Supplemental Disclosures

Cash payments for interest were $12 million and $10 million for the quarters ended July 1, 2011 and July 2, 2010, respectively.  Cash payments for income taxes, net of refunds, were $40 million for both the quarters ended July 1, 2011, and July 2, 2010, respectively.

Non-cash investing activities include the following:

(Amounts in millions)	Quarter ended
	July 1, 2011	July 2, 2010
Capital expenditures in accounts payable and accrued expenses	$89	$63
Capital expenditures through capital lease obligations	54	18
Assets acquired under long-term financing	-	63

Non-cash financing activities included common share dividends declared, but not yet paid of $31 million and $23 million for the quarters ended July 1, 2011 and July 2, 2010, respectively.

Note 12—Segment Information

CSC provides information technology (IT) and business process outsourcing, consulting, systems integration and other IT services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors: North American Public Sector, Managed Services Sector, and Business Solutions and Services.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company’s reportable segments are as follows:
  North American Public Sector (NPS) - The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
  Managed Services Sector (MSS) - The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.
  Business Solutions & Services (BSS) - The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.
The following table summarizes operating results by reportable segment:

	NPS	MSS	BSS	Corporate	Eliminations	Total
(Amounts in millions)

Fiscal 2012
Quarter Ended July 1, 2011
Revenues	$1,484	$1,619	$961	$3	$(34)	$4,033
Operating income (loss)	118	9	57	(4)	-	180
Depreciation and amortization	36	201	33	8	-	278

Fiscal 2011
Quarter Ended July 2, 2010
Revenues	$1,520	$1,598	$821	$4	$(33)	$3,910
Operating income (loss)	128	108	56	(15)	-	277
Depreciation and amortization	33	183	33	7	-	256

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating income from continuing operations to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010

Operating income	$180	$277
Corporate G&A	(54)	(36)
Interest expense	(42)	(41)
Interest income	12	8
Other income (expense)	5	3
Income from continuing operations before taxes	$101	$211

During the first quarter of fiscal 2012, the Company recorded certain out of period adjustments related to its MSS segment which should have been recorded in prior fiscal years (see Note 3). The following table summarizes the effect of the out of period adjustments on the MSS segment results for the first quarter of fiscal 2012, as if the adjustments were recorded in the appropriate period.

(Amounts in millions)	MSS As Reported	Increase/ (Decrease)	MSS Adjusted

Revenues	$1,619	$4	$1,623
Operating income	9	5	14
Depreciation and amortization	201	1	202

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the first quarter of fiscal 2011, the Company recorded certain out of period adjustments primarily related to its MSS segment (see Note 3).  The following table summarizes the effect of the out of period adjustments on the MSS segment results for the first quarter of fiscal 2011, as if the adjustments were recorded in the appropriate periods. The table was not adjusted to incorporate the effect of out of period adjustments recorded in the first quarter of fiscal 2012.

(Amounts in millions)	MSS As Reported	Increase/ (Decrease)	MSS Adjusted

Revenues	$1,598	$(6)	$1,592
Operating income	108	8	116
Depreciation and amortization	183	(1)	182

Further out of period adjustments were identified in subsequent quarters of fiscal 2011. The total out of period adjustments recorded in fiscal 2011 that were attributable to the MSS Segment resulted in a decrease of $35 million in revenue and a decrease of $53 million in operating income of the MSS segment.

Note 13—Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by segment for the quarter ended July 1, 2011:

(Amounts in millions)	NPS	MSS	BSS	Total

Goodwill gross	$753	$1,965	$1,339	$4,057
Accumulated Impairment Losses	-	-	(19)	(19)
Balance as of April 1, 2011, net	753	1,965	1,320	4,038

Additions	1	-	3	4
Foreign currency translation	-	12	8	20
Impairment losses	-	-	-	-

Goodwill gross	754	1,977	1,350	4,081
Accumulated impairment losses	-	-	(19)	(19)
Balance as of July 1, 2011, net	$754	$1,977	$1,331	$4,062

The addition to goodwill of $4 million comprises $3 million which relates to acquisition of an immaterial business during the quarter ended July 1, 2011, within the BSS segment, and $1 million of contingent consideration paid on achievement of agreed revenue targets relating to a fiscal 2009 NPS acquisition. The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit, etc.

During the first quarter of fiscal 2012, the Company experienced a significant decline in its market capitalization which declined below its net book value as of July 1, 2011. The Company believes the decline is primarily due to the uncertainty related to the NHS contract negotiations, the ongoing investigation of the Nordic business, and the impact of U.S. federal government spending uncertainty. The Company has evaluated whether the decrease in its market capitalization is the result of factors which would indicate there is a potential impairment of goodwill as of July 1, 2011. The Company has considered, among other factors, the Company’s fiscal 2012 budget, the outlook for the Company’s businesses and industry in general, the status of the NHS negotiations, and the results of management’s investigation of the Nordic business to determine if an interim goodwill impairment test was required.
Based on that evaluation, the Company determined that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below their carrying value, during the quarter ended July 1, 2011, and an interim impairment test was not necessary as of July 1, 2011. However, if the Company’s market capitalization is subject to a sustained decrease or if the Company’s outlook for the Company’s businesses and industry in general is subject to a significant adverse change, the Company may be required to record an impairment to goodwill in the future.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Of the Company’s $4.1 billion goodwill balance at July 1, 2011, $446 million is assigned to the BSS-GBS reporting unit and $211 million is assigned to the BSS-Health reporting unit. The estimated fair values of the BSS-GBS and BSS-Health reporting units have declined since the annual goodwill impairment test performed in the second quarter of fiscal 2011. The BSS-GBS decline is primarily a result of developments on the U.K.’s NHS contract in the fourth quarter of fiscal 2011. The BSS-Health decline is primarily a result of losses in fiscal 2011 and a reduction in anticipated future profits. While the Company considers it more likely than not that the fair values exceed carrying values for these reporting units as of the end of the first quarter of fiscal 2012, adverse changes in future projections or assumptions (for example, discount rates, growth rates, profit margins) could result in fair values falling below carrying values and therefore potential goodwill impairments.

A summary of amortizable intangible assets as of July 1, 2011, and April 1, 2011, is as follows:

	As of July 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$2,028	$1,377	$651
Software	1,946	1,343	603
Customer and other intangible assets	438	273	165
Total intangible assets	$4,412	$2,993	$1,419

	As of April 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$1,971	$1,324	$647
Software	1,853	1,291	562
Customer and other intangible assets	436	265	171
Total intangible assets	$4,260	$2,880	$1,380

Amortization related to intangible assets was $107 million and $103 million for the quarters ended July 1, 2011, and July 2, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $12 million and $15 million in each of the respective quarters.  Estimated amortization expense related to intangible assets as of July 1, 2011, for the remainder of fiscal 2012 is $260 million, and for fiscal 2013 through fiscal 2016, is as follows: $288 million, $233 million, $160 million and $88 million, respectively.

Amortization expense related to capitalized software was $49 million and $42 million for the quarters ended July 1, 2011, and July 2, 2010, respectively.

Note 14—Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of July 1, 2011, the Company had $532 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company uses standby letters of credit in lieu of cash to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of July 1, 2011, the Company had $72 million of outstanding standby letters of credit. The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, guarantees have a one-year term and are renewed annually.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of July 1, 2011.

(Amounts in millions)	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter	Total

Performance guarantees:
Surety bonds	$16	$14	$-	$30
Letters of credit	469	21	12	502
Standby letters of credit	53	10	9	72
Foreign subsidiary debt guarantees	431	270	-	701
Total	$969	$315	$21	$1,305

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights (including rights in patents (with or without geographic limitations), copyright, trademarks and trade secrets). CSC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. The Company maintains the right, at its own costs, to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to licensee software indemnification.

Contingencies

The Company and the U.K. National Health Service (NHS) are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment. Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million or $800 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million or $1,222 million which would reduce the total contract value to approximately £2.1 billion or $3.4 billion. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSoft Group Limited, the acquisition of which was completed by the Company on July 29, 2011. NHS has notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues. In response, the Company has cured or is in the process of curing the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations. Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Pennine subsequently elected not to continue with the Lorenzo deployment; however, NHS and the Company are jointly working to replace Pennine with another mental health care trust which would implement the Lorenzo system. Notwithstanding this dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction in scope and related total contract value. Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties. The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011. Subsequent government reviews of the MOU are occurring and final government approval is still pending. The Company has not been advised of a date by which final government action on the MOU is expected. A review of the overall NHS IT program for delivery of an integrated electronic patient records system, including but not limited to the Company’s contract with NHS, is being conducted by the U.K. Major Projects Authority, the joint U.K. Cabinet Office-Treasury body which oversees large public sector projects. The Company’s understanding is that this review must be concluded before NHS will be authorized to enter into a contract amendment implementing the terms of the MOU. The U.K. House of Commons Public Accounts Committee also undertook a review of the overall NHS IT program and issued its report on August 3, 2011. The Committee’s report is critical of the performance of the IT suppliers involved in the program, including that of the Company, and of NHS’ management of the program, as well as the benefits achieved under the program to date. Further, the Committee recommends that the Department of Health should review whether to continue the program and whether the remaining program funding should be spent elsewhere. The Committee also recommends that the Major Projects Authority exercise close scrutiny over the NHS’ continuing negotiations with the Company and that the government give serious consideration to whether the Company has proved itself fit to tender for other government work. Although NHS advised the Public Accounts Committee in the Committee’s May 23, 2011, public hearing that it intended to go forward with the IT program and to complete negotiations with the Company, and the Company has not been advised otherwise by NHS to date, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms would be negotiated and included in the MOU.

As of July 1, 2011, the Company had a net investment in the contract of approximately £701 million ($1.1 billion), which includes primarily $264 million of receivables, $1,188 million of contractual work in progress recorded in prepaid expenses and other current assets, $316 million of advance contract payments recorded in deferred revenue, and $51 million of dedicated computer equipment. As a result of the contract amendment anticipated by the MOU, the Company estimates that total contract value will be reduced by £764 million ($1,222 million). The MOU also anticipates that the contract term will be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.4 to $3.2 billion) over that remaining term. During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the contract amendment anticipated by the MOU. These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the contract amendment as reflected in the MOU. With these amendments, the contract remains profitable and the Company would recover its investment. Future events, including a decision by the U.K. government not to approve the terms of the MOU, however, could result in a charge to reduce the contract profitability recognized to date and impair the Company’s net investment in the contract, a reduction in future profitability or a material adverse impact on the Company’s cash flows. On April 1, 2011, pursuant to the contract, NHS made an advance payment to the Company of £200 million ($320 million) related to the forecasted charges expected by the Company during fiscal year 2012. The advance payment is secured by performance bonds obtained by the Company. The advance payment arrangement provides, as one of its conditions, that the Company could be required to repay the advance payment upon NHS’ demand on September 30, 2011, if the parties are not progressing satisfactorily toward completion of the contract amendment. There can be no assurance that the parties will have made satisfactory progress toward completion of a contract amendment within that time frame such that the advance payment will be extended beyond September 30, 2011, and the advance payment may have to be repaid.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and the Company would have claims against NHS for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. The Company believes that NHS, when considering its alternatives of maintaining or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees or damages payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers. If NHS elected to terminate the contract for convenience, the total amount recoverable by the Company from termination fees payable by NHS and from claims by the Company is uncertain and it is possible the Company’s total recovery would be materially less than the net asset value associated with the contract. Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

There can be no assurance that the Company and NHS will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU. The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur. The final terms of any contract amendment, a significant delay in completing a contract amendment, failure to conclude a contract amendment, or a termination of the contract by NHS for convenience could result in an impairment of the Company’s net investment in the contract and have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow. In addition, these events could result in a goodwill impairment charge.

If the parties do not successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's financial statements.

As of July 1, 2011, the Company had 14 claims totaling approximately $675 million, excluding interest, asserted against the U.S. federal government under a single contract pending before the Armed Services Board of Contracts Appeals (“ASBCA”).  These claims were filed under the Contract Disputes Act of 1978 (the “CDA”).

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

In accordance with accepted practice, the Company amended its CDA Claims twice to reflect adjustments to the total value of the CDA Claims.  During the third quarter of fiscal 2008, the Company and its litigation team undertook a standard review of the value of the CDA Claims.  On December 21, 2007, as a result of that review, the Company amended the complaint it filed with the ASBCA on September 11, 2007, and adjusted its value downward.  On December 24, 2009, the Government made a partial payment of $35 million on one of the CDA Claims.  Thereafter, CSC filed a second amended complaint with the ASBCA reducing the value of its CDA Claims by $35 million.

Included in receivables and prepaid expenses and other current assets are approximately $379 million of unbilled receivables, reflecting the third quarter fiscal 2010 payment of $35 million referenced above, and $227 million of deferred costs related to the CDA Claims, respectively.  The Company has not recorded any profit element when it defers costs associated with CDA claims.

The Company believes it has valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and has reiterated that opinion as recently as May 20, 2011.  The Company remains committed to vigorous pursuit of its claimed entitlements and associated value, and continues to believe based on review of applicable law and other considerations that recovery of at least its net balance sheet position is probable.  However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention during the litigation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On November 19, 2010, the Government and the Company entered into a formal agreement to stay the CDA Claims litigation and engage in a non-binding alternate dispute resolution (“ADR”) process to resolve all outstanding CDA Claims and other issues associated with the contract. This expedited process began on December 6, 2010, and is expected to conclude in the second quarter of fiscal year 2012. If the parties do not reach settlement, the litigation will resume. During the course of the ADR process in June 2011, the Company’s forensic accounting expert consultants conducted an independent review of the CDA Claims. As a result of their review, the Company reduced the value of the CDA Claims by approximately $3 million to $675 million in June 2011. This reduction related to the removal of overlapping costs among the CDA Claims, the removal of costs that may not have been considered allowable in accordance with the Federal Acquisition Regulation, and other minor adjustments. As part of the ADR process and in accordance with the terms of the ADR agreement, on November 22, 2010, the Company filed with the Government two requests for equitable adjustment (“REA”) totaling approximately $1.1 billion associated with the same contract under which the CDA Claims were brought. REAs, unlike CDA Claims, are not interest bearing. The matters covered by the REAs overlap with each other and, to some extent, with certain matters covered by the CDA claims, but the REAs seek recovery under other legal theories. The aggregate amount of REAs and CDA Claims filed by the Company is not indicative of the amounts that would ultimately be recoverable by the Company. However, were the Company to be successful with its REAs, the amount recovered could be greater than the total value of the CDA Claims. There are no additional assets on the Company’s books that relate to the REAs described above.

In the course of the ADR process and discussions with the Government, the Company may consider various settlement options. A settlement could occur in the Company's fiscal 2012 second quarter. There can be no assurance that a settlement will be agreed to, or if it is agreed to, that the settlement value received by the Company would equal or exceed the Company's balance sheet value associated with this contract.

Several additional claims that had been pending before the ASBCA under a separate contract were settled in the second quarter of fiscal 2010. As a result of that settlement and other contractual arrangements, the Company expects the deferred costs related to those claims will be fully recovered.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating.  The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court.  This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint.  On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF.  On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010.  Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010.  A hearing took place on August 18, 2010.  A decision is pending.  It is not possible to make reasonable estimate of the amount or range of loss, if any, that could result from this matter at this time.

As previously disclosed, in CSC’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On June 3, 2011, a putative federal class action complaint was filed in the United States District Court for the Eastern District of Virginia by the City of Roseville Employees' Retirement System, entitled City of Roseville Employees' Retirement System v Computer Sciences Corporation, et al. (Civil Docket for Case #: 1:11-cv-00610-TSE-IDD). A similar putative federal class action complaint, entitled Murphy v Computer Sciences, et al. (Civil Docket for Case #: 1:11-cv-00636-TSE-IDD) was filed on June 13, 2011, in the same court. Two additional similar putative federal class action complaints, entitled Hilary Kramer v Computer Sciences Corporation, et al. (Civil Docket for Case #: 1:11-cv-00636-TSE-IDD) and Norton Goldman v Computer Sciences Corporation, et al. (Civil Docket for Case #:1:11-cv-777TSE-IDD) were filed in the same court on July 15, 2011, and July 21, 2011, respectively.  The complaints name as defendants Computer Sciences Corporation, Michael W. Laphen and Michael J. Mancuso, and the Kramer and Norton complaints also name Donald G. DeBuck as an additional defendant. Each complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. The defendants deny the allegations made in the complaints and intend to defend their position vigorously. It is not possible to make reliable estimates of the amounts or range of losses that could result from these matters at this time.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation.  The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make reliable estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated condensed financial statements of the Company.

Note 15—Subsequent Event

On July 29, 2011, the Company completed the acquisition of iSoft Group Limited (iSoft), a provider of advanced healthcare solutions, for cash consideration of $469 million, net of $33 million cash acquired, for all of the outstanding equity securities of iSoft and inclusive of $256 million to extinguish the outstanding debt. iSoft is a global healthcare information technology company, providing advanced application solutions to healthcare providers across both the public and private sectors. The principal purpose of their products is to facilitate the automation of patient care processes and work flows across primary and secondary healthcare organizations. iSoft, which has approximately 3,000 employees and research and development centers in India, Spain, U.K., Australia, New Zealand and Central Europe, will complement CSC’s healthcare software products and related integration services portfolio, and expand the Company’s healthcare research and development capabilities. The iSoft business will be a part of the Company’s BSS segment. The initial accounting for the business combination is not yet complete due to the close proximity of the date of acquisition to the date on which the financial statements are filed. Additional disclosures will be included within the Company’s second quarter Form 10-Q filing.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter Fiscal 2012 versus
First Quarter Fiscal 2011

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K.  The reader should specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011.  The following discusses the Company's results of operations and financial condition as of and for the first quarter ended July 1, 2011, and the comparable period for the prior fiscal year.

First Quarter Overview

Key operating results for the first quarter include:

●	First quarter revenues were up 3.1% to $4.0 billion compared to the prior year and down 1.6% on a constant currency basis.(1)

●	Income from continuing operations before taxes decreased 52.1% to $101 million from $211 million in the first quarter.

●	Operating income(2) for the quarter decreased 35% to $180 million from $277 million in the fiscal 2011 first quarter, and operating income margins decreased to 4.46% from 7.08%.

●	Net income attributable to CSC common shareholders for the first quarter was $183 million, an increase of 28.0%, or $40 million, as compared to the prior year.

●
Diluted earnings per share (EPS) were $1.17 for the fiscal 2012 first quarter, an increase from $0.91 in the prior year. EPS was comprised of $1.18 from continuing operations and $(0.01) from discontinued operations, as compared to $0.89 and $0.02, respectively, in the prior year.

●
Business awards of $2.3 billion were announced for the first quarter 2012, compared to $3.3 billion in the prior fiscal year period. For the first quarter of fiscal 2012, NPS was awarded $0.9 billion, MSS was awarded $0.5 billion, and BSS was awarded $0.9 billion.  Total backlog(3) at the end of first quarter of fiscal 2012 was $35.5 billion, a decrease of $6.3 billion as compared to the backlog at the end of the first quarter of fiscal 2011. Of the total $35.5 billion backlog, $8.1 billion is expected to be realized as revenue in the remainder of fiscal 2012.  Of the total backlog, $12.3 billion is not yet funded.

●	Days Sales Outstanding (DSO)(4) of 87 days improved 1 day compared to 88 days at the end of the first quarter of the prior fiscal year.

●	Debt-to-total capitalization ratio(5) at July 1, 2011, was 26.8% compared to 25.4% at fiscal year-end 2011.

●	Return on Investment (ROI)(6) for the four quarters ended July 1, 2011, was 9.0%, down from 9.8% for the comparable prior period.

●	Cash used in operating activities was $46 million for the first quarter of fiscal 2012, compared to cash used of $60 million for the first quarter of fiscal 2011.

●	Cash used in investing activities was $334 million for the first quarter of fiscal 2012, compared to cash used of $253 million for the first quarter of fiscal year 2011.

●	Cash provided by financing activities was $194 million for the first quarter of fiscal 2012, compared to cash provided of $2 million for the first quarter of fiscal year 2011.

●	Free cash flow(7) for the first quarter of fiscal 2012 was $409 million outflow as compared to $318 million outflow for the first quarter of fiscal 2011, a decline of $91 million.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance at the segments and on a consolidated basis.  The Company's definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expenses, and segment G&A expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income. A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010

Operating income	$180	$277
Corporate G&A	(54)	(36)
Interest expense	(42)	(41)
Interest income	12	8
Other income (expense)	5	3
Income from continuing operations before taxes	$101	$211

(3)
For North American Public Sector (NPS), announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract.  Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. Business awards for Managed Services Sector (MSS) are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. Business Solutions and Services (BSS) award values are based on firm commitments. Beginning in fiscal 2012, we revised our estimation of BSS awards to account for larger business solution and service awards. Prior period awards and backlog have been revised to conform to the current year presentation.

Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions, and all of the option periods. Value of IDIQ awards is included in computation of backlog only when a task order is awarded. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

(4)
DSO for the quarter is calculated as total receivables at quarter-end divided by revenue-per-day.  Revenue-per-day equals total revenues for the last quarter divided by the number of days in the fiscal quarter. Total receivables includes unbilled receivables but excludes tax receivables.

(5)	Debt-to-total capitalization is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.

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

Adjusted Net Income Reconciliation	Twelve Months Ended
(Amounts in millions)	July 1, 2011	July 2, 2010

Adjusted Net Income	$931	$1,019
Less:
Interest expense	169	237
Tax effect of Interest Expense and Special Items	(18)	(47)
Net income attributable to CSC	$780	$829

(7)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and purchase or sale of available for sale securities, and (3) payments on capital leases and other long-term asset financings. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below.

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

	Quarter Ended
(Amount in millions)	July 1, 2011	July 2, 2010

Free cash flow	$(409)	$(318)
Net cash used in investing activities	334	253
Acquisitions, net of cash acquired	(8)	(4)
Payments on capital leases and other long-term asset financings	37	9
Net cash used in operating activities	$(46)	$(60)
Net cash used in investing activities	$(334)	$(253)
Net cash provided by financing activities	$194	$2

Reportable Segments

CSC provides information technology and business process outsourcing, consulting and systems integration services and other professional services to its customers.  The Company targets the delivery of these services within three broad service lines or sectors:  North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company’s reportable segments in fiscal 2012 and 2011 are as follows:

●
The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

●	The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

●	The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property–based software solutions.

Results of Operations

Revenues

	Quarter Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	Percent

NPS	$1,484	$1,520	$(36)	(2.4)%
MSS	1,619	1,598	21	1.3
BSS	961	821	140	17.1
Corporate	3	4	(1)
Subtotal	4,067	3,943	124	3.1
Eliminations	(34)	(33)	(1)
Total Revenue	$4,033	$3,910	$123	3.1%

The factors affecting the percent change in revenues for the first quarter ended July 1, 2011, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Change	Total
NPS	0.3%	0.0%	(2.7)%	(2.4)%
MSS	0.0	7.0	(5.7)	1.3
BSS	1.3	9.1	6.7	17.1
Cumulative Net Percentage	0.4%	4.7%	(2.0)%	3.1%

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Dollars in millions)	July 1, 2011	July 2, 2010(2)	Change	Percent

Department of Defense	$1,115	$1,103	$12	1.1%
Civil Agencies	305	361	(56)	(15.5)
Other(1)	64	56	8	14.3
Total North American Public Sector	$1,484	$1,520	$(36)	(2.4)%

(1)	Other revenues consist of revenue generated from state, local and select foreign government as well as commercial contracts performed by the North American Public Sector reporting segment.
(2)	Prior year amounts have been adjusted to exclude revenues of discontinued operations from two entities sold in fiscal 2011.

NPS revenue decreased $36 million, or 2.4%, in the fiscal 2012 first quarter as compared to the same period in the prior year, and was down 2.7% excluding the impact from two small acquisitions in fiscal 2011. Net increases on Department of Defense (DOD) and Other contracts were more than offset by declines on Civil Agencies contracts. Approximately $37 million of the Civil year-over-year decline resulted from the conclusion of a contract with the U.S. Census Bureau and $12 million from decreased work on an Environmental Protection Agency systems integration program. The DOD net increase resulted from $34 million of core growth and new task orders on a managed services contract with the Department of Homeland Security and the start of a long-delayed program with the Transportation Security Administration, which contributed another $29 million in first quarter 2012 revenue.  These DOD increases were partially offset by a slow-down in Army and Missile Defense Agency new tasking ($45 million).  Other revenue increased by $8 million primarily due to the award of a contract amendment on a Medicaid Management Information System contract.

NPS won $0.9 billion of new awards during the first quarter, as compared to $1.2 billion in the same period of fiscal 2011.  Overall, revenue growth continued to be impacted by a slowdown in the U.S. federal procurement environment, driven primarily by delayed contract awards and a higher rate of award protests.

Managed Services Sector

MSS revenue increased $21 million, or 1.3%, in the fiscal first quarter 2012 as compared to the same period in the prior year. In constant currency, revenue decreased approximately $91 million, or 5.7%, with currency benefits of approximately $80 million in Europe and $25 million in Australia.

Excluding the benefits from currency movements, the overall MSS decline was from a combination of contract conclusions and terminations of $78 million for the quarter, volume or scope reductions of $75 million for the quarter as well as approximately $35 million from missed service level metrics on an outsourcing contract and delays on certain development contracts. The decline was partially offset by new client engagements won in fiscal 2011 and 2012 which generated approximately $39 million in the first quarter of fiscal 2012 as well as $47 million of growth on existing accounts.

During the first quarter of fiscal 2012, MSS had contract awards of $0.5 billion, compared to $1.2 billion in the comparable prior year fiscal period. Awards included new contracts and successful recompetes.

Business Solutions and Services

BSS revenue increased $140 million, or 17.1%, in the fiscal 2012 first quarter as compared to the same period in the prior year.  After adjusting for currency fluctuations, the increase was $66 million or 8.0%.

Revenue growth for the quarter was primarily from increases in the BSS consulting business led by an  incremental $66 million attributable to large systems integration and application maintenance programs in the Americas as well an increase in healthcare and government programs in Australia.  Revenue from BSS’ value-added reseller business in Asia and its staffing operation in Australia grew by $45 million due to increased client demand in the financial services and manufacturing sectors.  The financial services group revenue grew by $16 million primarily due to a new application maintenance contract closed in the fourth quarter of fiscal 2011.  Revenue on BSS’ contract with the U.K.’s National Health Service (“NHS”) increased by $11 million due to an increase in project activity and new business outside of the core contract.

BSS had contract awards of $0.9 billion in the first quarter of fiscal 2012, compared to $0.9 billion in the comparable prior year fiscal period.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point
(Dollars in millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010	Change

Cost of services (excludes depreciation and amortization)	$3,365	$3,170	83.5%	81.1%	2.4%
Selling, general and administrative	264	243	6.5	6.2	0.3
Depreciation and amortization	278	256	6.9	6.6	0.3
Interest expense, net	30	33	0.7	0.8	(0.1)
Other (income) expense	(5)	(3)	(0.1)	(0.1)	-
Total	$3,932	$3,699	97.5%	94.6%	2.9%

Out of Period Adjustments

First Quarter of Fiscal 2012

During the first quarter of fiscal 2012, the Company’s MSS segment recorded five out of period adjustments primarily to cost of services, reducing income from continuing operations before taxes by $5 million which should have been recorded in prior fiscal years. Four of these adjustments totaling $4 million relate to MSS’ Nordic operations and $1 million to other MSS operations. The Nordic adjustments recorded in the first quarter of fiscal 2012 included two adjustments totaling $2 million which were attributable to an understatement of accrued expenses associated with vendor invoices related to fiscal 2011.  These adjustments were identified late in the fiscal 2011 closing process, and due to the immaterial amounts involved, were not included in the Company’s consolidated fiscal 2011 statements. The Nordic adjustments also included (i) $1 million of outsourcing contract costs amortized over a contract term (including an extension rather than just the original contract term) attributable to fiscal 2006-2012, and (ii) a $1 million error in the accounting for an operating lease attributable to fiscal 2010.  The $1 million operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011.  The $1 million adjustment related to other MSS operations was attributable to an understatement of accrued expenses in fiscal year 2011 due to an error in the calculation of management incentive compensation. In addition, MSS’ U.K. operation recorded a $4 million reclassification to reduce revenue and cost of services by offsetting amounts related to a fiscal 2011 fourth quarter adjustment resulting from a revised estimate at completion calculation. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the operating lease in the Nordic region, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries. The impact of these out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2012 and prior years.  Consequently the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2012. As the fiscal 2012 out of period adjustments were immaterial, they have not been incorporated with the fiscal 2011 discussion below.

First Quarter of Fiscal 2011

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011, and as further noted below, during fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes that should have been recorded in prior fiscal years.

During the first quarter of fiscal 2011, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $6 million ($1 million, net of taxes), that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $21 million of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $15 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $13 million of the $15 million within MSS.  These adjustments reduced MSS operating income (a non-GAAP measure) by $8 million as discussed in Note 12 to the Consolidated Condensed Financial Statements, Segment Information.  The Company also recorded out of period income tax benefits in the first quarter of fiscal 2011 of $5 million, consisting of $4 million of income tax benefits related to the net out of period adjustments and $1 million of unrelated income tax benefit adjustments. These out of period recorded adjustments are primarily attributable to fiscal 2010.

The select line items of the Consolidated Condensed Statement of Income for the quarter ended July 2, 2010, impacted by the out of period adjustments (under the roll-over method) are shown below:

(Amounts in millions, except EPS)	As reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,910	$(6)	$3,904
Costs of services (excludes depreciation and amortization)	3,170	(13)	3,157
Selling, general and administrative	243	2	245
Depreciation and amortization	256	(1)	255
Interest expense	41	-	41
Other income	(3)	-	(3)
Income from continuing operations before taxes	211	6	217
Taxes on income	66	5	71
Income from continuing operations	145	1	146
Income from discontinued operations, net of taxes	3	-	3
Net income attributable to CSC common shareholders	143	1	144
EPS – Diluted
Continuing operations	$0.89	$0.01	$0.90
Discontinued operations	0.02	-	0.02
Total	0.91	0.01	0.92

Costs of Services

Costs of services (COS) as a percentage of revenue increased 2.4 percentage points to 83.5% from 81.1% for the first quarter of fiscal 2012, primarily driven by adverse changes in MSS’ Americas and EMEA operations and certain BSS operations.

MSS’ Americas operations is incurring significant unplanned costs for incremental personnel to implement a new solution on an outsourcing contract and also incurred $17 million of penalties in the quarter for not achieving certain performance service levels on the contract, with the penalties accounted for as a reduction of revenues. CSC is working closely with the customer to remedy the situation and resolve issues. MSS operations in EMEA were impacted by adjustments on system development efforts being accounted for under percentage of completion, including a $30 million forward loss recognized on a development project in the U.K., and approximately $8 million of adverse adjustments on development programs for the Denmark government. The $30 million forward loss included a reduction to revenue of $14 million.

BSS’ overall COS ratio increased as a result of higher revenues in certain Asia and Australia operations that have higher cost structures, and from lower profitability on the U.K.’s NHS contract, which resulted from a change in estimated profitability in fiscal 2011’s fourth quarter. The change in estimated profitability was based on expected contract modifications which are also expected to reduce total committed contract value of the program by $1,100 million to $1,300 million. Nonetheless, the contract remains profitable. BSS’ value-added reseller business in Asia and its staffing operation in Australia contributed $45 million in additional revenue for fiscal 2012, but COS ratios are above the average BSS ratio, thus increasing the overall ratio.

The Company continues to undertake cost control measures to mitigate adverse impacts to the COS ratio.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue increased 0.3 percentage points for the first quarter of fiscal 2012 to 6.5%. This increase was primarily driven by higher legal and other professional services fees at the corporate headquarters associated with ongoing investigations into matters surrounding the out of period adjustments discussed previously. The Company will continue to incur such fees as these investigations are ongoing.  In addition, the Company expects to incur legal and other professional fees in connection with various putative class action lawsuits that have been filed in federal court.

MSS’s SG&A ratio also increased from the prior year, primarily as a result of higher sales costs and lower revenues in the Americas region with overhead costs that could not be reduced proportionately. Partly offsetting the higher corporate and MSS SG&A costs were lower ratios in the BSS and NPS operations.  BSS ratio improvements resulted from prior and current year cost control programs and the continuing efforts to hold SG&A costs down as revenues increase.  NPS’s improved SG&A ratio was primarily a result of lower bid and proposal costs.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.3 percentage points for the first quarter of fiscal 2012 to 6.9%. The higher ratio was primarily due to the MSS segment, driven by increased depreciation of fixed assets and amortization of outsourcing costs resulting from new fiscal 2011 contracts.

Interest Expense, Net

Interest expense net of interest income, declined $3 million in the first quarter of fiscal 2012 as compared to the same period in the prior year. The decline was primarily due to increased interest income, with interest expense remaining flat.

Interest income increased $4 million to $12 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, primarily due to higher cash and cash equivalent balances in India, Australia and Asia.

Interest expense increased $1 million to $42 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Although the interest expense was relatively flat, it resulted from a combination of higher interest due to increased capital lease activity and borrowings for assets acquired under long term financing during fiscal 2011, and offset by lower interest due to the repayment of a $1.5 billion credit facility in the third quarter of fiscal 2011.

Other Income, Net

Other income, net increased by $2 million to $5 million during the first quarter of fiscal 2012 as compared to $3 million in the first quarter of fiscal 2011. Other income includes equity in earnings of unconsolidated affiliates, gains and losses due to impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities and the related hedges, and other miscellaneous gains and losses from the sale of non-operating assets. The increase in the first quarter of fiscal 2012 was due to gains related to the Company’s foreign currency forwards and options program.

Taxes

The effective tax rate was (84.2%) and 31.3% for the first quarters ended July 1, 2011, and July 2, 2010, respectively.  The decrease in the rate for the first quarter of fiscal 2012 was primarily attributable to the change in the tax status of one of the Company’s foreign subsidiaries in the first quarter of fiscal 2012. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced the effective tax rate by 119.8%.

The IRS is examining the Company’s federal income tax returns for fiscal years 2005 through 2007. The nature of the significant items subject to examination included depreciation, amortization, R&D credits, and U.S. related international tax issues. The Company believes the outcomes, which are reasonably possible within the next twelve months, may result in a reduction in the liability for uncertain tax positions in the range of approximately $115 million to $242 million, excluding interest, penalties, and tax carryforwards.  Thereafter, interest expense is expected to continue to accrue at approximately $1 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings Per Share

Earnings per share, on a diluted basis, for the first quarter ended July 1, 2011, was $1.17, an increase of $0.26 from $0.91 for the same period of the prior fiscal year. This increase was the result of an increase in net income attributable to CSC common shareholders of $40 million, primarily due to recognition of certain discrete tax benefits during the first quarter of fiscal 2012.

Discontinued Operations

During fiscal 2011, CSC divested two businesses within its NPS segment whose ultimate customer is the U.S. federal government. Both of the divestitures were driven by Organizational Conflicts of Interest concerns. One divestiture was in the second quarter for cash consideration of $56 million, and the other during the fourth quarter for cash consideration of $65 million.

During the first quarter of fiscal 2012, NPS recorded a pre-tax loss from discontinued operations of $2 million to reflect the true up of working capital and capital expenditures in accordance with the purchase agreement of the fourth quarter divestiture.

Cash Flows

The Company’s cash flows were as follows:

	Quarter Ended
(Amounts in millions)	July 1, 2011	July 2, 2010
Net cash used in operating activities	$(46)	$(60)
Net cash used in investing activities	(334)	(253)
Net cash provided by financing activities	194	2
Effect of exchange rate changes on cash and cash equivalents	15	(38)
Net decrease in cash and cash equivalents	(171)	(349)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at end of quarter	$1,666	$2,435

Net cash used in operations for the first quarter of fiscal 2012 was $14 million lower than net cash used in operations in the first quarter of the prior year. The improvement was mainly due to lower vendor payments partially offset by lower cash collections from customers in the fiscal 2012 first quarter as compared to fiscal 2011 first quarter.  The first quarter will typically continue to generate lower cash flows than subsequent quarters for several reasons including the fact that annual hardware and software maintenance agreements and annual incentive compensation awards are paid in the first quarter.

Net cash used in investing activities for the first quarter of fiscal 2012 was $81 million higher than net cash used in the first quarter of the prior year.  The increase was primarily driven by higher purchases of software and capital expenditure on outsourcing contracts.

Net cash provided by financing activities for the first quarter of fiscal 2012 was $194 million, a $192 million increase over the $2 million for the comparable period of fiscal 2011. This increase was primarily due to borrowings under the Company’s commercial paper programs offset by higher principal payments on long-term debt and dividends paid to CSC common stockholders.

Appreciation of certain foreign currencies against the U.S. dollar, primarily the Euro, the Australian dollar, and the Indian rupee, positively impacted cash and cash equivalents by $53 million in the first quarter of fiscal 2012 as compared to the first quarter of the prior year.

Free cash flow decreased $91 million to an outflow of $409 million in the first quarter of fiscal 2012 from an outflow of $318 million in the first quarter of the prior year.  The decrease was primarily the result of increased software purchases and higher principal payments against obligations for capital leases and assets acquired under long term financing, as noted above.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,666 million at July 1, 2011, and $1,837 million at April 1, 2011. The decreased balance is primarily a result of operating and investing cash outflows during the first quarter of fiscal 2012 of $46 million and $334 million, respectively.

Equity during the first quarter of fiscal 2012 increased $211 million primarily from net income attributable to CSC shareholders of $183 million and an increase in accumulated other comprehensive income (AOCI) of $41 million.  Increase in AOCI was primarily due to an increase in foreign currency translation adjustments. The total increase in equity was partially offset by dividends declared of $31 million.

At the end of the first quarter of fiscal 2012, CSC’s ratio of debt to total capitalization was 26.8%, up slightly from 25.4% at the end of fiscal year 2011. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the first quarter of fiscal 2012 and as of fiscal year end 2011.

	As of
(Dollars in millions)	July 1, 2011	April 1, 2011
Debt	$2,848	$2,579
Equity	7,771	7,560
Total capitalization	$10,619	$10,139
Debt to total capitalization	26.8%	25.4%

At July 1, 2011, the Company had $430 million of short-term borrowings primarily comprised of $200 million of short-term commercial paper, and $158 million of current maturities of long-term debt. In addition, the Company had $2,418 million of long-term debt.  The Company’s commercial paper program is backed by the $1.5 billion committed line of credit.

The Company and the U.K. NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment. Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million or $800 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million or $1,222 million which would reduce the total contract value to approximately £2.1 billion or $3.4 billion. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSoft Group Limited, the acquisition of which was completed by the Company on July 29, 2011. NHS has notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues. In response, the Company has cured or in the process of curing the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations. Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Pennine subsequently elected not to continue with the Lorenzo deployment; however, NHS and the Company are jointly working to replace Pennine with another mental health care trust which would implement the Lorenzo system. Notwithstanding this dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU.

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction in scope and related total contract value. Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties. The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011.  Subsequent government reviews of the MOU are occurring and final government approval is still pending.  The Company has not been advised of a date by which final government action on the MOU is expected. A review of the overall NHS IT program for delivery of an integrated electronic patient records system, including but not limited to the Company’s contract with NHS, is being conducted by the U.K. Major Projects Authority, the joint U.K. Cabinet Office-Treasury body which oversees large public sector projects. The Company’s understanding is that this review must be concluded before NHS will be authorized to enter into a contract amendment implementing the terms of the MOU. The U.K. House of Commons Public Accounts Committee also undertook a review of the overall NHS IT program and issued its report on August 3, 2011. The Committee’s report is critical of the performance of the IT suppliers involved in the program, including that of the Company, and of NHS’ management of the program, as well as the benefits achieved under the program to date. Further, the Committee recommends that the Department of Health should review whether to continue the program and whether the remaining program funding should be spent elsewhere. The Committee also recommends that the Major Projects Authority exercise close scrutiny over the NHS’ continuing negotiations with the Company and that the government give serious consideration to whether the Company has proved itself fit to tender for other government work. Although NHS advised the Public Accounts Committee in the Committee’s May 23, 2011, public hearing that it intended to go forward with the IT program and to complete negotiations with the Company, and the Company has not been advised otherwise by NHS to date, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms would be negotiated and included in the MOU.

As of July 1, 2011, the Company had a net investment in the contract of approximately $1.1 billion, which includes primarily $264 million of receivables, $1,188 million of contractual work in progress recorded in prepaid expenses and other current assets, $316 million of advance contract payments recorded in deferred revenue, and $51 million of dedicated computer equipment. As a result of the contract amendment anticipated by the MOU, the Company estimates that total contract value will be reduced by £764 million ($1,222 million). The MOU also anticipates that the contract term be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.4 to $3.2 billion) over that remaining term. During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the contract amendment anticipated by the MOU.  These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the contract amendment as reflected in the MOU.  With these amendments, the contract remains profitable and the Company would recover its investment.  Future events, including a decision by the U.K. government not to approve the terms of the MOU, however, could result in a charge to reduce the contract profitability recognized to date and impair the Company’s net investment in the contract, a reduction in future profitability or a material adverse impact on the Company’s cash flows.  On April 1, 2011, pursuant to the contract, NHS made an advance payment to the Company of £200 million ($320 million) related to the forecasted charges expected by the Company during fiscal year 2012. The advance payment is secured by performance bonds obtained by the Company.  The advance payment arrangement provides, as one of its conditions, that the Company could be required to repay the advance payment upon NHS’ demand on September 30, 2011, if the parties are not progressing satisfactorily toward completion of the expected contract amendment. There can be no assurance that the parties will have made satisfactory progress toward completion of a contract amendment within that time frame such that the advance payment will be extended beyond September 30, 2011, and the advance payment may have to be repaid.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and the Company would have claims against NHS for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies.  The Company believes that NHS, when considering its alternatives of maintaining or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees or damages payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  If NHS elected to terminate the contract for convenience, the total amount recoverable by the Company from termination fees payable by NHS and from claims by the Company is uncertain and it is possible the Company’s total recovery would be materially less than the net asset value associated with the contract.  Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

There can be no assurance that the Company and NHS will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in the fiscal year 2012, further unexpected delays could occur.  The final terms of any contract amendment, a significant delay in completing a contract amendment, failure to conclude a contract amendment, or a termination of the contract by NHS for convenience could result in an impairment of the Company’s net investment in the contract and have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.  In addition, these events could result in a goodwill impairment charge.

If the parties do not successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's financial statements.

On July 29, 2011, the Company acquired iSoft Group Limited, a provider of advanced healthcare IT solutions for consideration of $469 million, net of $33 million cash acquired. The consideration included $246 million for all of the outstanding equity securities and $256 million for the pay-off of outstanding debt. This acquisition was funded through the Company’s existing cash balances.

The Company's total liquidity is comprised of cash and cash equivalents plus any borrowing availability under its credit facility. As of July 1, 2011, the Company's total liquidity was approximately $3.0 billion comprised of $1.3 billion of available commercial paper drawdown and $1.7 billion of cash on hand.

Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

It is management's opinion that the Company will be able to meet its liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, cash balances, and other financing activities, including the issuance of debt and/or equity securities, and/or the exercise of the put option with Equifax, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Recent Accounting Pronouncements and Critical Accounting Estimates

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim consolidated condensed financial statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company’s Annual Report on Form 10-K for fiscal 2011. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated condensed financial statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of July 1, 2011, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011. For the quarter ended July 1, 2011, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 1, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2011.

Changes in Internal Controls

“Internal controls over financial reporting” is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated condensed financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated condensed financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the consolidated condensed financial statements.

During the fiscal quarter ended July 1, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

The information required by this item is set forth in Note 14, Commitments & Contingencies of the Notes to the Consolidated Condensed Financial Statements under the caption “Contingencies,” contained in Part I – Item 1 of this filing.  Such information is incorporated herein by reference and made a part hereof.

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

Economic and political uncertainty may adversely impact our customers’ demand for our services.  A general economic downturn may adversely affect our customers’ demand for consulting, systems integration and other IT services.  In addition, our government customers’ demand may also be affected by budgetary and political uncertainties, changing priorities, military conflicts and other events.

2.
We are subject to a formal SEC investigation and an SEC comment letter process relating to certain previously announced accounting adjustments in our MSS segment, primarily in Europe’s Nordic region, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

As previously disclosed, in the fiscal year 2011, the Company initiated an investigation into certain accounting adjustments in our MSS segment, primarily involving accounting irregularities in the Nordic region.  Initially, the investigation was conducted by the Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation.  On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation.  Independent counsel has retained forensic accountants to assist their work.  Independent counsel also represents CSC on behalf of, and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company’s conclusions relating to the materiality of such adjustments and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting.  The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors.  As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement’s and the Audit Committee’s investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us.  In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance’s review of our financial disclosures or the outcome of such review.  Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

3.
Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings.  Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

Our NPS segment generated approximately 37% of our revenue for fiscal 2011.  While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, including deficit reduction measures, the cost of ongoing military conflicts, the cost of rebuilding infrastructure as a result of natural disasters, and the costs of other one-time adverse events such as the recent financial industry liquidity crisis, may reduce the U.S. federal government’s demand and available funds for information technology projects, adversely impacting our NPS segment and our business.  In addition, federal government budget uncertainty has resulted in a delay in government contract awards.

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

CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system.  On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011. Subsequent government reviews of the MOU are occurring and final government approval is still pending. The Company has not been advised of a date by which final government action on the MOU is expected or whether, or on what terms, the MOU will be approved.

There can be no assurance that the Company and NHS will successfully conclude negotiations of the MOU and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur, and any delays beyond September 30, 2011, could result in a demand by NHS for our repayment of advance contract payments previously made to us. Further, under the contract the NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company; however, the total amount recoverable by the Company from termination in fees payable by NHS and from claims by the Company is uncertain and it is possible the Company’s total recovery would be materially less than the net asset value associated with the contract.  The final terms of any contract amendment, a significant delay in completing a contract amendment, or failure to conclude a contract amendment could result in an impairment of the Company’s net investment in the contract, could result in litigation and have an adverse material effect on the Company’s consolidated financial position, results of operations and cash flow.  In addition, these events could result in a goodwill impairment charge (see Notes 13 and 14 to the consolidated condensed financial statements for further discussion).

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

Over the course of a long-term contract, our customers’ financial condition may change affecting their ability to pay their obligations and our ability to collect our fees for services rendered.  Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the customers in support of their critical missions.  While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and success is not guaranteed.  Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

11.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis.  Our bids are based upon, among other items, the cost to provide the services.  To generate an acceptable return on our investment in these contracts we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner.  If we fail to accurately estimate our costs or the time required to complete a contract or fail to perform as forecasted, the profitability of our contracts may be materially and adversely affected, including the Company recognizing a forward loss or adjustment to cumulative profit previously recognized.

12.
We are defendants in pending litigation which may have a material and adverse impact on our profitability. We provide services to the federal government pursuant to contracts that subject us to extensive regulatory requirements.

As noted in Part II, Item 1, Legal Proceedings, we are currently party to a number of disputes which involve or may involve litigation.  We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability.  If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our liquidity and earnings.

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

The recently proposed President Obama administration international tax provisions may adversely affect our results.  The Company has significant operations overseas, and the new proposals may adversely affect our costs and margins.  Also, some of these proposals may cause the Company to be less globally competitive as a U.S. tax liability would increase costs of doing business globally.

22.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for the Company to predict the ability of its clients and customers to access short-term financing and other forms of capital.  If a disruption in the credit markets were to occur, it could also pose a risk to the Company’s business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company.  In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

23.	Our foreign currency hedging program is subject to counterparty default risk.

The Company enters into foreign currency forward contracts and options with a number of counterparties.  As of July 1, 2011, the Company had outstanding foreign currency forward contracts with a notional value of $776 million and outstanding option contracts with a notional value of $492 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract.  During an economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

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
  the expense and delay that may arise if our competitors protest or challenge government contract awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirements to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and
  the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended July 1, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 2, 2011 to April 29, 2011	21,755	$49.39	-	$-
April 30, 2011 to May 27, 2011	75,328	$41.51	-	$-
May 28, 2011 to July 1, 2011	15,516	$38.50	-	$-

(1)
The Company accepted 90,844 shares of its common stock in the quarter ended July 1, 2011, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 21,755 shares of its common stock in the quarter ended July 1, 2011, from employees in lieu of cash due to the Company in connection with the exercise of stock options.  Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the new repurchase program. The approximate amount for which shares may yet be purchased under this program, at July 1, 2011, is $935 million.

Item 4.  Removed and Reserved

Item 5.  Other Events

a.	The Company held its Annual Meeting of Stockholders on August 8, 2011.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There were no solicitations in opposition to management’s nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The stockholders elected each of the ten nominees to the Board of Directors.

With respect to each nominee, the results of the vote were as follows:

Name	For	Against	Abstain
Irving W. Bailey, II	111,835,491	15,848,501	74,609
David J. Barram	99,119,629	28,573,971	65,001
Stephen L. Baum	98,449,217	29,247,181	62,203
Erik Brynjolfsson	114,686,843	13,007,642	64,116
Rodney F. Chase	98,361,508	29,332,409	64,684
Judith R. Haberkorn	112,545,425	15,194,574	63,602
Michael W. Laphen	113,022,451	14,679,262	56,888
F. Warren McFarlan	111,765,179	15,932,023	61,399
Chong Sup Park	112,224,183	15,473,010	61,408
Thomas H. Patrick	99,084,616	28,605,607	68,378

Broker Non-Votes	9,983,556

c.	The stockholders approved, by non-binding vote, the Company’s executive compensation.

For: 108,768,887
Against: 18,055,411
Abstain: 934,303
Broker Non-Votes: 9,983,556

d.	The stockholders recommended, by non-binding vote, an annual vote on executive compensation.

One Year: 117,549,363
Two Years: 281,553
Three Years: 9,823,478
Abstain: 104,207
Broker Non-Votes: 9,983,556

In addition, the Company has decided, consistent with the Board's recommendation and recommendation of the stockholders, to submit a resolution on the compensation of executives to stockholders for an advisory vote annually in its proxy materials.

e.	The stockholders approved the 2011 Omnibus Incentive Plan.

For: 109,811,261
Against: 17,052,371
Abstain: 894,969
Broker Non-Votes: 9,983,556

f.	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2012 fiscal year.

For: 134,334,708
Against: 3,328,689
Abstain: 78,760
Broker Non-Votes: 0

g.
On August 8, 2011, the Company's Board declared a dividend of $.20 per share for the quarter ended July 1, 2011, payable on October 4, 2011, to the holders of record of the Company's common stock as of the close of business on September 7, 2011.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSoft Group Limited (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 2011)

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws, effective December 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 12, 2010)

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated September 15, 2008)

4.2
Indenture, dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003)

4.3
First Supplemental Indenture, dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 10, 2003)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.4	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.5	2011 Omnibus Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 8, 2011).

10.6	Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.7	Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.8	Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.9	Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan

10.10	Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarter Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.12
Form of Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

Exhibit Number	Description of Exhibit

10.13
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.14	Form of International Service-Based Restricted Stock Unit Agreement for Employees(1)

10.15	Form of International Performance-Based Restricted Stock Unit Agreement for Employees(1)

10.16	Form of International Career Shares Restricted Stock Unit Agreement for Employees(1)

10.17
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.19	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.20	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.21	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 4, 2007)

10.22
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007)

10.23
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.24
Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.25
Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 12, 2007)

10.26	Form of Indemnification Agreement for officers(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010)

10.27
2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement, dated June 25, 2010, for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement with directors(1) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

Exhibit Number	Description of Exhibit

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Incentive Plan(1)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2011)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

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

(1) Management contract or compensatory plan or agreement
(2) IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 10, 2011	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)