Form 10-Q/A
period 2011-08-11
COMPUTER SCIENCES CORP
filed 2011-08-12
CIK 23082

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Computer Sciences Corporation (“CSC” or the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (the “Original Filing”) which was filed with the Securities and Exchange Commission on August 10, 2011.  CSC is filing this Amendment No. 1 solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T that was not included in the Original Filing.  Exhibit 101 includes information about CSC in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and CSC has not updated disclosures included therein to reflect any events that occurred subsequent to August 10, 2011.

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

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.4	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.5	2011 Omnibus Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on August 8, 2011)

10.6	Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

Exhibit Number	Description of Exhibit

10.7	Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.8	Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.9	Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1)(2)

10.10	Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended December 31, 2010)

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

10.14	Form of International Service-Based Restricted Stock Unit Agreement for Employees(1)(2)

10.15	Form of International Performance-Based Restricted Stock Unit Agreement for Employees(1)(2)

10.16	Form of International Career Shares Restricted Stock Unit Agreement for Employees(1)(2)

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

Exhibit	Description of Exhibit

10.26	Form of Indemnification Agreement for officers(1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2010)

10.27
2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement, dated June 25, 2010, for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement with directors(1) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 6, 2005)

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Incentive Plan(1)(2)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2011)

31.1	Section 302 Certification of the Chief Executive Officer(2)

31.2	Section 302 Certification of the Chief Financial Officer(2)

32.1	Section 906 Certification of the Chief Executive Officer(2)

32.2	Section 906 Certification of the Chief Financial Officer(2)

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

(1) Management contract or compensatory plan or agreement
(2) Previously filed with the Original Filing
(3) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: August 12, 2011	By:	/s/ Michael J. Mancuso
Michael J. Mancuso
Vice President and Chief Financial Officer

Exhibit Number	EXHIBIT INDEX Description
101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation