Form 10-Q
period 2011-09-16
COMPUTER SCIENCES CORP
filed 2011-11-09
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

155,060,761 shares of Common Stock, $1.00 par value, were outstanding on October 28, 2011.

COMPUTER SCIENCES CORPORATION

TABLE OF CONTENTS TO FORM 10-Q

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Consolidated Condensed Statements of Operations for the Quarters Ended September 30, 2011, and October 1, 2010, and Six Months Ended September 30, 2011, and October 1, 2010	1

	Consolidated Condensed Balance Sheets as of September 30, 2011, and April 1, 2011	2

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2011, and October 1, 2010	3

	Consolidated Condensed Statements of Changes in Equity for the Six Months Ended September 30, 2011, and October 1, 2010	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION	54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 4.	Removed and Reserved	60

Item 5.	Other Events	60

Item 6.	Exhibits	61

(i)

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Revenues	$3,966	$3,935	$7,999	$7,845

Costs of services (excludes depreciation and amortization and settlement charge)	3,283	3,148	6,648	6,318
Costs of services - settlement charge (excludes amount charged to revenue of $42)	227	-	227	-
Selling, general and administrative	307	246	571	489
Depreciation and amortization	290	272	568	528
Goodwill impairment	2,685	-	2,685	-
Interest expense	46	42	88	83
Interest income	(12)	(9)	(24)	(17)
Other income, net	(6)	(9)	(11)	(12)
Total costs and expenses	6,820	3,690	10,752	7,389

(Loss) income from continuing operations before taxes	(2,854)	245	(2,753)	456
Taxes on income	12	71	(73)	137
(Loss) income from continuing operations	(2,866)	174	(2,680)	319
Income (loss) from discontinued operations, net of taxes	-	19	(1)	22
Net (loss) income	(2,866)	193	(2,681)	341

Less: Net income attributable to noncontrolling interest, net of tax	11	9	13	14
Net (loss) income attributable to CSC common shareholders	$(2,877)	$184	$(2,694)	$327

Earnings (loss) per share:
Basic:
Continuing operations	$(18.56)	$1.06	$(17.38)	$1.98
Discontinued operations	-	0.13	(0.01)	0.14
	$(18.56)	$1.19	$(17.39)	$2.12
Diluted:
Continuing operations	$(18.56)	$1.05	$(17.38)	$1.95
Discontinued operations	-	0.13	(0.01)	0.14
	$(18.56)	$1.18	$(17.39)	$2.09

Cash dividend per common share	$0.20	$0.15	$0.40	$0.30

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per share data)	September 30, 2011	April 1, 2011
ASSETS
Cash and cash equivalents	$978	$1,837
Receivables, net of allowance for doubtful accounts of $46 (2012) and $46 (2011)	3,965	3,719
Prepaid expenses and other current assets	1,733	2,001
Total current assets	6,676	7,557

Property and equipment, net of accumulated depreciation of $3,895 (2012) and $3,853 (2011)	2,523	2,496
Outsourcing contract costs, net	622	647
Software, net	686	562
Goodwill	1,786	4,038
Other assets	1,028	820
Total assets	$13,321	$16,120

LIABILITIES
Short-term debt and current maturities of long-term debt	$787	$170
Accounts payable	451	517
Accrued payroll and related costs	772	817
Other accrued expenses	1,145	1,291
Deferred revenue	590	987
Income taxes payable and deferred income taxes	329	396
Total current liabilities	4,074	4,178

Long-term debt, net of current maturities	2,478	2,409
Income tax liabilities and deferred income taxes	507	511
Other long-term liabilities	1,526	1,462

EQUITY
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 163,568,059 (2012) and 162,873,485 (2011)	164	163
Additional paid-in capital	2,156	2,120
Retained earnings	3,539	6,296
Accumulated other comprehensive loss	(791)	(690)
Less: common stock in treasury, at cost, 8,507,298 shares (2012) and 8,392,668 shares (2011)	(389)	(385)
Total CSC stockholders’ equity	4,679	7,504
Noncontrolling interest in subsidiaries	57	56
Total equity	4,736	7,560
Total liabilities and equity	$13,321	$16,120

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010

Cash flows from operating activities:
Net (loss) income	$(2,681)	$341

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization and other non-cash charges	611	571
Goodwill impairment	2,685	-
Settlement charge	269	-
Stock based compensation	22	30
Provision for losses on accounts receivable	6	6
Unrealized foreign currency exchange loss (gain)	10	(12)
Loss (gain) on dispositions	3	(30)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(217)	(277)
Decrease in liabilities	(748)	(287)

Net cash (used in) provided by operating activities	(40)	342

Cash flows from investing activities:
Purchases of property and equipment	(301)	(337)
Outsourcing contracts	(96)	(58)
Acquisitions, net of cash acquired	(368)	(65)
Business dispositions	-	52
Software purchased or developed	(146)	(94)
Other investing activities, net	8	44

Net cash used in investing activities	(903)	(458)

Cash flows from financing activities:
Net borrowings of commercial paper	505	-
Borrowings under lines of credit	79	8
Repayment of borrowings under lines of credit	(19)	(5)
Principal payments on long-term debt	(395)	(40)
Proceeds from stock options	15	18
Excess tax benefit from stock based compensation	2	2
Dividend payments	(62)	(23)
Other financing activities, net	(6)	(7)

Net cash provided by (used in) financing activities	119	(47)

Effect of exchange rate changes on cash and cash equivalents	(35)	36

Net decrease in cash and cash equivalents	(859)	(127)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at end of period	$978	$2,657

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Comprehensive (loss) income:
Net (loss) income				(2,694)			(2,694)	13	(2,681)
Currency translation adjustment					(101)		(101)		(101)
Comprehensive (loss) income							(2,795)	13	(2,782)
Stock based compensation expense			22				22		22
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	695	1	14				15		15
Cash dividends declared				(62)			(62)		(62)
Distributions and other				(1)			(1)	(12)	(13)
Balance at September 30, 2011	163,568	$164	$2,156	$3,539	$(791)	$(389)	$4,679	$57	$4,736

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508
Comprehensive income:
Net income				327			327	14	341
Currency translation adjustment					121		121		121
Unfunded pension obligation					78		78		78
Comprehensive income							526	14	540
Stock based compensation expense			30				30		30
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	556	1	18				19		19
Cash dividends declared				(46)			(46)		(46)
Distributions and other								(13)	(13)
Balance at October 1, 2010	162,790	$163	$2,054	$5,990	$(853)	$(383)	$6,971	$63	$7,034

See accompanying notes.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the accompanying notes. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011. In the opinion of management, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The consolidated condensed statements of operations for the quarter and six months ended October 1, 2010, have been recast from those presented in the previously filed Form 10-Q, to reflect discontinued operations of a business sold in the second quarter of fiscal 2011, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The consolidated condensed statements of operations for the quarter and six months ended September 30, 2011, include separate line items for “costs of services - settlement charge” and “goodwill impairment.” The settlement charge is discussed further in Notes 15 and 16, and the goodwill impairment is discussed further in Note 14.

The Company recognized significant changes in estimated profitability on nine contracts in fiscal 2012 and two contracts in fiscal 2011 that netted to a decrease in pre-tax earnings of $8 million and $45 million for the quarter and the six months ended September 30, 2011, an increase in pre-tax earnings of $28 million and $44 million for the comparable periods in the prior year.

Depreciation expense was $185 million and $367 million for the quarter and six months ended September 30, 2011, respectively, and $175 million and $342 million for the quarter and six months ended October 1, 2010, respectively.

Contractual work in process balances at September 30, 2011, and April 1, 2011, of $1,243 million and $1,162 million, respectively, are included in prepaid expenses and other current assets.

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses and any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality, should they occur, would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $156 million.

The components of accumulated other comprehensive losses, net of taxes are as follows:

	As of
(Amounts in millions)	September 30, 2011	April 1, 2011

Foreign currency translation adjustment	$183	$284
Unfunded pension obligation	(974)	(974)
Accumulated other comprehensive loss	$(791)	$(690)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2—Recent Accounting Pronouncements

New Accounting Standards

In November 2010, the FASB issued Accounting Standards Update (ASU)  2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—A Consensus of the FASB Emerging Issues Task Force.” The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in the update became effective at the beginning of CSC’s fiscal 2012 and did not have a material effect on CSC’s consolidated condensed financial statements.

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

Standards Issued But Not Yet Effective

On June 16, 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in the Update become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment.  The amendments in the ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary.  However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4.  The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test.  The entity may resume performing the qualitative assessment in any subsequent period.  The amendments in the update become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment is not expected to have a material effect on CSC's consolidated condensed financial statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3 – Acquisitions and Divestitures

iSOFT Acquisition

On July 29, 2011, CSC completed the acquisition of iSOFT Group Limited (iSOFT), a publicly-held company listed on the Australian Securities Exchange.  iSOFT is a global healthcare information technology company providing advanced application solutions principally to secondary care providers across both the public and private sectors.  The acquisition complements and strengthens CSC’s software products, healthcare integration and services portfolio, and its healthcare research and development capabilities.

CSC acquired all of the outstanding shares in iSOFT for cash consideration of $200 million, and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition.  The acquisition was funded through CSC’s existing cash balances.  Acquisition costs for the transaction are estimated to be $9 million, and are included in the selling, general and administrative expenses in the Company’s consolidated condensed statement of operations for the quarter ended September 30, 2011.

Prior to the acquisition, the Company and iSOFT had a subcontracting agreement related to the development and delivery of software and IT services under the Company’s U.K. National Health Service (NHS) contract. The agreement was effectively settled upon the completion of the acquisition. The Company evaluated whether any settlement gain or loss arose due to the settlement of the pre-existing relationship, and preliminarily determined that the subcontract was at market and no settlement gain or loss was recognized.

The results of iSOFT have been included in the Company’s consolidated condensed financial statements from the date of acquisition, within its Business Solutions and Services (BSS) segment.  During the quarter ended September 30, 2011, iSOFT contributed revenues of $32 million and an operating loss of $27 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles.  The operating loss was offset by currency gains of $13 million attributable to inter-company balances included in other income, resulting in an effective pre-tax loss of $14 million. The currency gains resulted from unhedged positions.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred on April 3, 2010, for all periods presented:

	As Reported		Pro Forma
	Quarter Ended		Quarter Ended
Amounts in millions, except per share data	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenue	$3,966	$3,935	$3,981	$3,978
Net (loss) income attributable to CSC common shareholders	(2,877)	184	(2,888)	154
Basic EPS	(18.56)	1.19	(18.62)	1.00
Diluted EPS	(18.56)	1.18	(18.62)	0.99

	As Reported		Pro Forma
	Six Months Ended		Six Months Ended
Amounts in millions, except per share data	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenue	$7,999	$7,845	$8,077	$7,938
Net (loss) income attributable to CSC common shareholders	(2,694)	327	(2,727)	260
Basic EPS	(17.39)	2.12	(17.60)	1.68
Diluted EPS	(17.39)	2.09	(17.60)	1.66

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The six months ended September 30, 2011 information has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011 and the six months ended October 1, 2010 information has been adjusted to exclude $290 million of goodwill impairment recorded by iSOFT in June 2010.  Additionally, the three and six months ended September 30, 2011, information has been adjusted to exclude the transaction costs of $9 million and the three and six months ended October 1, 2010, information has been adjusted to include the transaction costs of $9 million.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$32
Trade and other receivables	122
Other current assets	11
Deferred tax assets	35
Intangible assets	222
Property and equipment	20
Trade payables and accrued expenses	(54)
Deferred revenue	(54)
Current income tax liabilities	(6)
Debt	(315)
Deferred tax, uncertain tax positions, and other long-term liabilities	(81)
Total identifiable net assets acquired	(68)
Goodwill	268
Total purchase price	$200

As of the acquisition date, the fair value of receivables approximated book value, which included billed and unbilled receivables and the historical allowance for uncollectible amounts of $10 million. Of the total debt acquired, $298 million was paid off in conjunction with the acquisition.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

Amounts in millions	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$111	10-13
Software	107	5-10
Trade names	4	1
Total intangible assets	$222

The entire amount of goodwill is associated with the Company’s BSS segment, and is attributable to expected increases in the Company’s market capabilities, synergies from combining operations, and the value of the acquired workforce. Of the estimated total goodwill, $15 million is estimated to be tax deductible.

As the acquisition occurred during the quarter ended September 30, 2011, the purchase price allocation is still in process, and the allocation shown above is preliminary and based upon estimates which may change as additional information becomes available relative to the determination of the fair value of the assets and liabilities acquired.  The Company expects to finalize the purchase price allocation prior to the end of fiscal 2012.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

AppLabs Acquisition

On September 13, 2011, CSC acquired AppLabs Technologies Private Limited (AppLabs), a Company headquartered in India which significantly enhances CSC’s capabilities in application testing services as well as shortening time-to-market. The AppLabs acquisition will complement CSC’s expertise in financial services, healthcare, manufacturing, chemical, energy and natural resources and technology and consumer verticals.

CSC acquired all outstanding shares of AppLabs for cash consideration of $171 million, which was funded through CSC’s existing cash balances.

The results of AppLabs have been included in the Company’s consolidated financial statements from the date of acquisition.  During the quarter ended September 30, 2011, AppLabs contributed revenues of $6 million and no net income, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles. The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$4
Trade receivables	20
Other current assets	8
Intangible assets	33
Property and equipment	4
Trade payables and accrued expenses	(27)
Income tax liabilities and deferred income taxes	(18)
Other liabilities	(2)
Total identifiable net assets acquired	22
Goodwill	149
Total purchase price	$171

As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

Amounts in millions	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$31	2-8
Software	2	1-5
Total intangible assets	$33

The entire amount of goodwill is associated with the Company’s Managed Services Sector (MSS) segment, and is attributable to expected increases in the Company’s market capabilities and the value of the acquired workforce.  None of the goodwill is expected to be tax deductible.

As the acquisition occurred near the close of the quarter ended September 30, 2011, the purchase price allocation is still in process, and the allocation shown above is preliminary and based upon estimates which may change as additional information becomes available relative to the determination of the fair value of the assets and liabilities acquired.  The Company expects to finalize the purchase price allocation prior to the end of fiscal 2012.

Other Acquisitions

During fiscal 2012, CSC also acquired two small privately held entities for $28 million in all-cash transactions plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions will enhance CSC’s offerings in the healthcare information technology and financial services industries.

The results of the acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition. The pro forma financial information for these acquisitions is not presented as these acquisitions, both individually and in the aggregate, are not material to CSC’s consolidated results.

The purchase prices were allocated to net assets acquired based on preliminary estimates of fair values at the dates of acquisition as:  $8 million to current assets, $2 million to property and equipment, $7 million to intangible assets, $6 million to current liabilities and $17 million to goodwill.  Identified intangible assets consist primarily of customer related intangibles with useful lives of 4-10 years.  Of the $17 million goodwill, $14 million is associated with the Company’s North American Public Sector (NPS) segment and $3 million with the BSS segment. The $14 million goodwill associated with the NPS segment is expected to be tax deductible.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Primarily as a result of the short time frame elapsed since acquisition, the allocation of purchase price shown above is preliminary and based upon estimates which may change as additional information becomes available relative to the determination of the fair value of the assets and liabilities acquired. The Company expects to finalize the purchase price allocation prior to the end of fiscal 2012.

During the second quarter of fiscal 2011, CSC acquired two separate, privately-held companies for $61 million in cash. The purchase consideration for the acquisitions was allocated to the net assets acquired and liabilities assumed based on their respective fair values at the dates of acquisition. The total purchase consideration was allocated as $8 million to software, $16 million to acquired intangible assets, $1 million to property and equipment, and $36 million to goodwill. Of the total goodwill, $10 million is associated with CSC’s BSS segment and $26 million with the NPS segment.

Pro forma financial statements are not presented as the impact of these acquisitions was immaterial to CSC’s consolidated results.

Divestiture

During the second quarter of fiscal 2011, CSC completed the divestiture of an immaterial set of sub-contracts within its NPS segment, whose ultimate customer is the U.S. federal government, for consideration of approximately $56 million. The divestiture was driven by government Organizational Conflict of Interest concerns. Reflecting the divestiture, CSC derecognized net current assets of $18 million, net property and equipment of $1 million, and goodwill of $10 million, and incurred transaction costs of $1 million. The divestiture resulted in a pre-tax gain on discontinued operations of $26 million.

Note 4—Out of Period Adjustments

As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating. On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee's investigation also has been expanded to encompass the Company's operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been suspended.

The Audit Committee’s investigation also has also been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve percentage of completion accounting methodology. These activities are in the early stage.

Any out of period adjustments deemed necessary by the Company to date are hereinafter identified in this Note 4.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company’s conclusions relating to materiality of such adjustments, and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its controls over financial reporting. The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement’s and Audit Committee’s investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance’s review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fiscal 2012

During the second quarter and through the first six months of fiscal 2012, the Company recorded various pre-tax adjustments, reducing income from continuing operations before taxes by $23 million and $28 million ($17 million and $20 million, net of tax), respectively, that should have been recorded in prior fiscal years, all but $2 million of these pre-tax adjustments relate to MSS.  Of the total pre-tax adjustments recorded through the first six months of fiscal 2012, $3 million relate to fiscal 2011.

Australia Adjustments:

Based upon the information developed to date, and the Company’s assessment of the same, the Company has preliminarily identified and recorded during the second quarter of fiscal 2012, $19 million of pre-tax adjustments with respect to the following fiscal years and has categorized such adjustments as either intentional accounting irregularities (“intentional irregularities”) or unintentional accounting errors (“unintentional errors”):

	Increase/(Decrease) in Income Before Taxes
(Amounts in millions)	FY08 & Prior	FY09	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(2)	$-	$1
Unintentional errors	(6)	(14)	(1)	1	(20)
	$4	$(21)	$(3)	$1	$(19)

As noted above, the Audit Committee investigation is still ongoing and the categorization of the adjustments noted above is subject to change. Such categorization is based on the information currently available to the Company.

The principal intentional irregularities relate to excess reserves of $8 million established in fiscal 2008 of $8 million to manage earnings, which reserves were reversed in fiscal 2009, while the unintentional errors include an incorrect accounting conclusion on a sale leaseback transaction in fiscal 2009 that triggered an impairment of $9 million and the inappropriate capitalization of transition costs of $3 million in fiscal 2011.  Included in the adjustments discussed above, the Company identified and recorded a $1 million pre-tax adjustment reducing income from continuing operations related to its review of the accounting treatment with respect to revenue recognition for one of its Australia customer contracts.

Nordic Region Adjustments:

The Nordic pre-tax adjustments recorded in the second quarter of fiscal 2012 totaled $6 million, which were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Nordic adjustments recorded in the first quarter of fiscal 2012 totaled $4 million and included $2 million in adjustments which were attributable to an understatement of accrued expenses associated with vendor invoices relating to fiscal 2011. These adjustments were identified late in the fiscal 2011 closing process, and due to the immaterial amounts involved, were not included in the Company’s consolidated fiscal 2011 statements. The Nordic adjustments in the first quarter of fiscal 2012 also included (i) $1 million of outsourcing contract costs amortized over a contract term (including an extension rather than just the original contract term) attributable to fiscal 2006-2012, and (ii) a $1 million error in the accounting for an operating lease attributable to fiscal 2010. The $1 million operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the Nordic operating lease, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries.

Other Adjustments:

The Company also identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions which increased income from continuing operations by $2 million for the second quarter and $1 million for the first six months of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The foregoing pre-tax out of period adjustments are related to the following consolidated balance sheet line items as of September 30, 2011:

•	Property and equipment ($22 million decrease)
•	Prepaid expenses and other current assets ($3 million decrease)
•	Lease liabilities ($2 million increase)
•	Accounts payable ($1 million decrease)
•	Accrued expenses and other current liabilities ($2 million increase)

The impact of the consolidated Nordic, Australia and other out of period adjustments is immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2012, first six months of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

The select line items of the Consolidated Condensed Statement of Operations for the second quarter and six months ended September 30, 2011, impacted by the Nordic, Australia, and other out of period adjustments (under the rollover method) are shown below:

	Quarter ended September 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,966	$11	$3,977
Costs of services (excludes depreciation and amortization, and settlement charge)	3,283	(11)	3,272
Selling, general and administrative	307	-	307
Depreciation and amortization	290	-	290
Interest expense	46	(3)	43
Other income	(6)	2	(4)
Income from continuing operations before taxes	(2,854)	23	(2,831)
Taxes on income	12	6	18
Income from continuing operations	(2,866)	17	(2,849)
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to CSC common shareholders	(2,877)	17	(2,860)
EPS – Diluted
Continuing operations	$(18.56)	$0.11	$(18.45)
Discontinued operations	-	-	-
Total	$(18.56)	$0.11	$(18.45)

	Six months ended September 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,999	$12	$8,011
Costs of services (excludes depreciation and amortization, and settlement charge)	6,648	(13)	6,635
Selling, general and administrative	571	-	571
Depreciation and amortization	568	(1)	567
Interest expense	88	(3)	85
Other income	(11)	1	(10)
Income from continuing operations before taxes	(2,753)	28	(2,725)
Taxes on income	(73)	8	(65)
Income from continuing operations	(2,680)	20	(2,660)
Income from discontinued operations, net of taxes	(1)	-	(1)
Net income attributable to CSC common shareholders	(2,694)	20	(2,674)
EPS – Diluted
Continuing operations	$(17.38)	$0.13	$(17.25)
Discontinued operations	(0.01)	-	(0.01)
Total	$(17.39)	$0.13	$(17.26)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Effect of Adjustments on Prior Year Financial Statements

During fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes that should have been recorded in prior fiscal years. The aggregate adjustments recorded in fiscal 2011 reduced income from continuing operations before taxes by $51 million ($34 million, net of taxes). The total out of period adjustments reported in fiscal 2011 were comprised of $91 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $36 million of the $40 million within MSS. The Company also recorded out of period income tax benefits during fiscal 2011 of $17 million, consisting of $12 million of income tax benefits related to the net out of period adjustments and $5 million of unrelated tax benefit adjustments.

During the second quarter and six months ended October 1, 2010, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $28 million ($11 million, net of taxes) and $34 million ($12 million, net of taxes), respectively, that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $39 million and $60 million for the second quarter and six months ended October 1, 2010, respectively, of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $11 million and $26 million, respectively, of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $9 million of the $11 million and $22 million of the $26 million for the second quarter and six months ended October 1, 2010, respectively, within MSS. These adjustments reduced MSS operating income (a non-GAAP measure) by $30 million and $38 million, for the second quarter and six months ended October 1, 2010, respectively, as discussed in Note 13, Segment Information. The Company also recorded out of period income tax benefits in the second quarter and six months ended October 1, 2010 of $17 million and $22 million, respectively, consisting of $4 million and $8 million of income tax benefits related to the net out of period adjustments and $13 million and $14 million of unrelated income tax benefit adjustments, respectively. These out of period recorded adjustments are primarily attributable to fiscal 2010.

The cumulative roll over impact of the out of period recorded adjustments, including those identified in fiscal 2012, are attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Income from continuing operations before taxes	Taxes on income	Net income attributable to CSC common shareholders
Fiscal 2011	$49	$16	$33
Fiscal 2010	(56)	(21)	(35)
Fiscal 2009	(24)	(6)	(18)
Prior fiscal years	3	3	-

Nordic Region Adjustments:

As part of closing the Company's financial statements for the second quarter and six months ended October 1, 2010, management identified and recorded out of period charges totaling $39 million and $60 million, respectively, in its Nordic operations. Based upon the Company's investigation, which extended into the fourth quarter of fiscal 2011, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the adjustments in the second quarter of fiscal 2011 and additional adjustments during the remainder of fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.

Other Adjustments:

During the second quarter and six months ended October 1, 2010, the Company also identified out of period adjustments of $11 million and $26 million, respectively, that increased income from continuing operations before taxes, of which $9 million and $22 million, respectively, relates to other MSS operations.

The remaining $2 million and $4 million of out of period adjustments during the second quarter and six months ended October 1, 2010 consists of a reduction of other accrued expenses related to non-MSS segments from an adjustment to corporate general and administrative expense. The Company also identified $13 million and $14 million of net out of period adjustments related to income tax benefits associated with complex tax positions in the second quarter and six months ended October 1, 2010.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011 and 2012 (in millions):

(Amounts in millions)	Quarter Ended October 1, 2010	Six Months Ended October 1, 2010
Operating costs inappropriately capitalized	$36	$52
Misapplication of US GAAP	4	7
Miscellaneous errors	(1)	1
Total Nordic adjustments	39	60
Operating costs inappropriately capitalized	(2)	(2)
Misapplication of US GAAP	-	1
Miscellaneous errors	4	-
Total Australian adjustments	2	(1)
Other adjustments	(12)	(23)
Effect on income from continuing operations before taxes	29	36
Income tax benefit	(4)	(8)
Other income tax adjustments	(13)	(14)
Effect on net income attributable to CSC common shareholders	$12	$14

The out of period adjustments during the second quarter and six months ended October 1, 2010 for inappropriately capitalized costs are related to the following consolidated balance sheet line items:

•	Outsourcing contract costs ($2 million and $10 million)
•	Prepaid expenses and other current assets ($31 million and $35 million)
•	Accounts receivable and other current assets ($1 million and $2 million)
•	Property and equipment ($0 million and $3 million)

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during the second quarter of fiscal 2011.

The select line items of the Consolidated Condensed Statement of Operations for the second quarter and six months ended October 1, 2010, impacted by the out of period adjustments, including those identified in fiscal 2012 (under the rollover method) are shown below:

	Quarter ended October 1, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,935	$34	$3,969
Costs of services (excludes depreciation and amortization, and settlement charge)	3,148	6	3,154
Selling, general and administrative	246	(1)	245
Depreciation and amortization	273	(1)	272
Interest expense	42	1	43
Other income	(9)	-	(9)
Income from continuing operations before taxes	245	29	274
Taxes on income	71	17	88
Income from continuing operations	174	12	186
Income from discontinued operations, net of taxes	19	-	19
Net income attributable to CSC common shareholders	184	12	196
EPS – Diluted
Continuing operations	$1.05	$0.08	$1.13
Discontinued operations	0.13	-	0.13
Total	$1.18	$0.08	$1.26

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six months ended October 1, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,845	$27	$7,872
Costs of services (excludes depreciation and amortization, and settlement charge)	6,318	(9)	6,309
Selling, general and administrative	489	1	490
Depreciation and amortization	529	(2)	527
Interest expense	83	1	84
Other income	(12)	-	(12)
Income from continuing operations before taxes	456	36	492
Taxes on income	137	22	159
Income from continuing operations	319	14	333
Income from discontinued operations, net of taxes	22	-	22
Net income attributable to CSC common shareholders	327	14	341
EPS – Diluted
Continuing operations	$1.95	$0.09	$2.04
Discontinued operations	0.14	-	0.14
Total	$2.09	$0.09	$2.18

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 – Earnings (Loss) Per Share

Basic and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	September 30, 2011	October 1, 2010

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(2,877)	$165
From discontinued operations	-	19
	$(2,877)	$184

Common share information:
Weighted average common shares outstanding for basic EPS	155.045	154.393
Dilutive effect of stock options and other equity awards	-	1.373
Shares for diluted earnings (loss) per share	155.045	155.766

Basic earnings (loss) per share:
Continuing operations	$(18.56)	$1.06
Discontinued operations	-	0.13
	$(18.56)	$1.19
Diluted earnings (loss) per share:
Continuing operations	$(18.56)	$1.05
Discontinued operations	-	0.13
	$(18.56)	$1.18

	Six Months Ended
(Amounts in millions, except per share data)	September 30, 2011	October 1, 2010

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(2,693)	$305
From discontinued operations	(1)	22
	$(2,694)	$327
Common share information:
Weighted average common shares outstanding for basic EPS	154.944	154.304
Dilutive effect of stock options and other equity awards	-	1.998
Shares for diluted earnings (loss) per share	154.944	156.302

Basic earnings (loss) per share:
Continuing operations	$(17.38)	$1.98
Discontinued operations	(0.01)	0.14
	$(17.39)	$2.12

Diluted earnings (loss) per share:
Continuing operations	$(17.38)	$1.95
Discontinued operations	(0.01)	0.14
	$(17.39)	$2.09

The computation of the diluted earnings (loss) per share for the quarter and six months ended September 30, 2011, excluded 1,277,573 and 2,273,975 of stock options and restricted stock units, respectively, whose effect, if included would have been anti-dilutive due to the Company’s net loss. In addition, stock options whose exercise price exceeded the average market price of the Company’s common stock, and therefore were anti-dilutive were excluded from the diluted earnings (loss) per share computation. The number of such shares related to stock options was 18,398,637 and 16,879,578 for the quarter and six months ended September 30, 2011, respectively, and 15,410,251 and 11,731,829 for the quarter and six months ended October 1, 2010, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6—Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and April 1, 2011:

	As of September 30, 2011
(Amounts in millions)		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$346	$346	$-	$-
Time deposits	78	78	-	-
Short-term investments	6	6	-	-
Derivative assets	2	-	2	-
Total assets	$432	$430	$2	$-

Liabilities:
Derivative liabilities	$9	$-	$9	$-
Total liabilities	$9	$-	$9	$-

	As of April 1, 2011
(Amounts in millions)		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$556	$556	$-	$-
Time deposits	241	241	-	-
Short-term investments	10	10	-	-
Derivative assets	9	-	9	-
Total assets	$816	$807	$9	$-

Liabilities:
Derivative liabilities	$4	$-	$4	$-
Total liabilities	$4	$-	$4	$-

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

Fair value measurements on a non-recurring basis

During the second quarter of fiscal 2012, as a result of annual and interim goodwill impairment assessments, goodwill was impaired with a charge of $2,685 million (see Note 14). The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company specific information.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values.  The carrying amount of the Company’s long-term debt was $2,478 million and $2,409 million and the estimated fair value was $2,619 million and $2,587 million as of September 30, 2011, and April 1, 2011, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company's credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of September 30, 2011, the Company had $15 million of accounts receivable and $8 million of related allowance for doubtful accounts with customers involved in bankruptcy proceedings.

Note 7—Foreign Currency Derivative Instruments

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

The notional amount of the foreign currency forward contracts outstanding as of September 30, 2011, and April 1, 2011, was $1,412 million and $787 million, respectively. The notional amount of option contracts outstanding as of September 30, 2011, and April 1, 2011, was $347 million and $676 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $2 million and $9 million, respectively, as of September 30, 2011. The estimated fair values of the foreign currency derivative assets and liabilities were $9 million and $4 million, respectively, as of April 1, 2011 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparty. As of September 30, 2011, there was one counterparty with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instrument, that the Company would incur is $1 million.

Note 8–Commercial Paper

During the six months ended September 30, 2011, the Company issued commercial paper with average maturities of one to three months, at a weighted average interest rate of 0.38%. The commercial paper is backed by the Company’s existing $1.5 billion multi-year committed revolving credit facility. There was $505 million of commercial paper outstanding at September 30, 2011, and none outstanding at April 1, 2011. The amount outstanding is included in short-term debt and current maturities of long-term debt.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9—Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	September 30, 2011		October 1, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$7	$2	$5
Interest cost	41	32	41	30
Expected return on assets	(36)	(32)	(39)	(31)
Amortization of unrecognized net loss and other	8	4	6	3
Net periodic pension cost	$15	$11	$10	$7

	Six Months Ended
(Amounts in millions)	September 30, 2011		October 1, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4	$14	$4	$15
Interest cost	82	64	82	59
Expected return on assets	(72)	(64)	(78)	(61)
Amortization of unrecognized net loss and other	17	8	12	12
Net periodic pension cost	$31	$22	$20	$25

The Company expects to contribute approximately $188 million to the defined benefit pension plans during fiscal 2012. During the quarter ended September 30, 2011, the Company contributed $41 million to the defined benefit pension plans.  During the six months ended September 30, 2011, the Company contributed $85 million to the defined benefit pension plans.

The components of net periodic benefit cost for postretirement benefit plans are as follows (amounts reported on a global basis):

	Quarter Ended
(Amounts in millions)	September 30, 2011	October 1, 2010
Other Postretirement Benefits
Service cost	$1	$1
Interest cost	3	3
Expected return on assets	(2)	(1)
Amortization of unrecognized net loss and other	2	3
Net provision for postretirement benefits	$4	$6

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010
Other Postretirement Benefits
Service cost	$2	$2
Interest cost	6	7
Expected return on assets	(4)	(3)
Amortization of unrecognized net loss and other	4	6
Net provision for postretirement benefits	$8	$12

The Company expects to contribute approximately $10 million to the postretirement benefit plans during fiscal 2012.  During the quarter ended September 30, 2011, the Company contributed $5 million to the postretirement benefit plans. During the six months ended September 30, 2011, the Company contributed $8 million to the postretirement benefit plans.

The Company received a $1 million subsidy in the six months ended September 30, 2011, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10—Income Taxes

The Company's effective tax rate was (0.4%) and 2.7% for the second quarter and six months ended September 30, 2011, and 29.8% and 30.4% for the second quarter and six months ended October 1, 2010. There were three major events that had a significant impact on the effective tax rate for the six months ended September 30, 2011, as compared to the effective tax rate for the six months ended October 1, 2010.  During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and had a favorable impact on the effective tax rate for the six months ended September 30, 2011 of 4.4%.  During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to the audit settlements and expiration of statute of limitations of approximately $112 million which had a favorable impact on the effective tax rate for the six months ended September 30, 2011 of 4.1%.  Also during the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge which was mostly not deductible for tax purposes.  The goodwill impairment charge had a significant impact on the effective tax rate for the second quarter and six months ended September 30, 2011 and was the primary driver of the remaining difference between the effective tax rate and statutory rate of 35%.

During the second quarter of fiscal 2012, the Company settled the IRS examination of its consolidated U.S. tax returns for fiscal 2005 through fiscal 2007.  The nature of the significant items subject to examination included depreciation, amortization, R&D credits, and U.S. related international tax issues.  In addition, the statute of limitations for fiscal 2005 through fiscal 2007 closed in September 2011.  Also, during the second quarter of fiscal 2012, the Company settled an audit for fiscal 2004 through 2005 in Canada.

During the six months ended September 30, 2011, the Company’s uncertain tax positions decreased by $185 million, net of $75 million of tax attributes and excluding interest and penalties, as compared to the fiscal year end 2011.  The decrease in uncertain tax positions related to the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012 was $186 million, net of $26 million of tax attributes and excluding interest and penalties.  In addition, there was an increase in uncertain tax positions of $13 million, net of $49 million of tax attributes, related to the acquisitions of iSOFT and AppLabs.  As of September 30, 2011, the Company's liability for uncertain tax positions was $220 million, which was included in non current liabilities on the Company's balance sheet, including interest of $29 million ($18 million net of tax) and penalties of $16 million.

During the six months ended September 30, 2011, the Company recorded an interest benefit of $38 million ($24 million net of tax) and had a net release of penalties of $18 million.  The reduction in interest and penalties was primarily a result of the settlement of the IRS examination and lapse of the statute of limitations.

As of September 30, 2011, the Company’s liability for uncertain tax positions included $123 million related to amounts that, if recognized, would affect the effective tax rate, excluding related interest and penalties.

The Company may also settle other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $23 million, excluding interest, penalties, and tax carryforwards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11—Stock Incentive Plans

As of September 30, 2011, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans.  For the quarter and six months ended September 30, 2011, and October 1, 2010, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	September 30, 2011	October 1, 2010
Cost of services	$3	$3
Selling, general and administrative	14	13
Total	$17	$16
Total net of tax	$11	$10

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010
Cost of services	$5	$6
Selling, general and administrative	17	24
Total	$22	$30
Total net of tax	$14	$18

The Company’s overall stock-based compensation granting practice has not changed year over year, except that with fiscal 2012’s long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past.  Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the six months ended September 30, 2011, by $3 million, which is predominantly represented by participants in selling, general and administrative positions. The changes in the underlying assumptions did not have a material impact on the fair value calculations. However, there was a significant decrease in the grant date fair market value for the Company’s annual award of stock-based compensation, granted in the quarter ended July 1, 2011, which further reduced the stock-based compensation expense for the six months ended September 30, 2011, in comparison to the same period of the prior year. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the six months ended September 30, 2011, and October 1, 2010, by $5 million and $6 million, respectively.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The weighted average grant date fair values of stock options granted during the six months ended September 30, 2011, and October 1, 2010, were $10.23 and $13.00 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	September 30, 2011	October 1, 2010
Risk-free interest rate	1.82%	2.39%
Expected volatility	31%	28%
Expected term	6.12 years	5.87 years
Dividend yield	1.77%	1.16%

During the six months ended September 30, 2011, and October 1, 2010, the Company realized income tax benefits related to all of its stock incentive plans of $6 million and $4 million, respectively.  An excess tax benefit of $2 million was realized during both the six months ended September 30, 2011, and October 1, 2010.

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock units and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs.  At September 30, 2011, 14,381,721 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of September 30, 2011
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 1, 2011	17,060,193	$47.00	5.54	$69
Granted	2,406,509	38.42
Exercised	(428,425)	35.97
Canceled/forfeited	(176,984)	44.33
Expired	(276,341)	51.01
Outstanding as of September 30, 2011	18,584,952	46.11	5.66	*

Vested and expected to vest in the future as of September 30, 2011	18,314,339	46.18	5.60	*
Exercisable as of September 30, 2011	13,605,632	47.33	4.45	*

*The aggregate intrinsic value rounds to less than $1 million.

The total intrinsic value of options exercised during the six months ended September 30, 2011, and October 1, 2010, was $5 million and $4 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the six months ended September 30, 2011, and October 1, 2010, was $15 million and $18 million, respectively.

As of September 30, 2011, there was $46 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.81 years.

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

A portion of the Other Equity Awards granted during the six months ended September 30, 2011, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards, while still outstanding, are reflected at the number of shares to be redeemed upon achievement of target performance measures.  During the six months ended September 30, 2011, performance-based RSUs representing 141,353 shares were cancelled due to the Company’s performance over the relevant two-year performance period.  Compensation expense was adjusted accordingly, as discussed above.

During the six months ended September 30, 2011, certain senior executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive (i) remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and (ii) after termination complies with certain non-competition covenants during the ten-year period.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of September 30, 2011
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	1,478,570	$46.10
Granted	821,546	37.72
Released/Redeemed	(267,621)	50.22
Forfeited/Canceled	(204,214)	42.83
Outstanding as of September 30, 2011	1,828,281	42.10

As of September 30, 2011, there was $40 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.15 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of September 30, 2011, 115,200 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	As of September 30, 2011
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	158,741	$45.34
Granted	37,800	30.07
Redeemed	(180)	42.69
Outstanding as of September 30, 2011	196,361	42.81

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12—Cash Flows – Supplemental Disclosures

Cash payments for interest were $90 million and $86 million for the six months ended September 30, 2011, and October 1, 2010, respectively.  Cash payments for income taxes, net of refunds, were $73 million and $125 million for the six months ended September 30, 2011, and October 1, 2010, respectively.

Non-cash investing activities include the following:

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010
Capital expenditures in accounts payable and accrued expenses	$68	$39
Capital expenditures through capital lease obligations	142	115
Assets acquired under long-term financing	49	115

Non-cash financing activities included common share dividends declared, but not yet paid of $31 million and $23 million for the six months ended September 30, 2011 and October 1, 2010, respectively.

Note 13—Segment Information

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

•	Managed Services Sector (MSS) – The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.

•
Business Solutions & Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

The following table summarizes operating results by reportable segment:

(Amounts in millions)	NPS(1)	MSS	BSS	Corporate	Eliminations	Total

Fiscal 2012
Quarter Ended September 30, 2011
Revenues	$1,436	$1,619	$945	$3	$(37)	$3,966
Operating income (loss)	(132)	45	34	(22)	-	(75)
Depreciation and amortization	40	206	38	6	-	290

Fiscal 2011
Quarter Ended October 1, 2010
Revenues	$1,509	$1,581	$869	$3	$(27)	$3,935
Operating income (loss)	153	88	84	(20)	-	305
Depreciation and amortization	31	199	35	7	-	272

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	NPS(1)	MSS	BSS	Corporate	Eliminations	Total

Fiscal 2012
Six Months Ended September 30, 2011
Revenues	$2,920	$3,238	$1,906	$6	$(71)	$7,999
Operating income (loss)	(14)	54	91	(26)	-	105
Depreciation and amortization	76	407	71	14	-	568

Fiscal 2011
Six Months Ended October 1, 2010
Revenues	$3,029	$3,179	$1,690	$7	$(60)	$7,845
Operating income (loss)	281	196	140	(35)	-	582
Depreciation and amortization	64	382	68	14	-	528

(1) The second quarter and six months amounts include $42 million reduction of revenue and $269 million in reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 16)

The operating results of NPS for fiscal 2011 have been recast from the results presented in the previously filed Form 10-Q to reflect the discontinued operations of a business sold in the second quarter of fiscal 2011.

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations.  Components of the measure are utilized to determine executive compensation along with other measures.

A reconciliation of consolidated operating (loss) income from continuing operations to income before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Operating (loss) income	$(75)	$305	$105	$582
Corporate G&A	(66)	(36)	(120)	(72)
Interest expense	(46)	(42)	(88)	(83)
Interest income	12	9	24	17
Goodwill impairment	(2,685)	-	(2,685)	-
Other income (expense)	6	9	11	12
(Loss) income from continuing operations before taxes	$(2,854)	$245	$(2,753)	$456

During the quarter and six months ended September 30, 2011, the Company recorded certain out of period adjustments related to its MSS segment which should have been recorded in prior fiscal years (see Note 4).  The following table summarizes the effect of the out of period adjustments on the MSS segment results for the quarter and six months ended September 30, 2011, as if the adjustments were recorded in the appropriate period.

	Quarter Ended September 30, 2011
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted

Revenues	$1,619	$3	$1,622
Operating income	45	18	63
Depreciation and amortization	206	-	206

	Six Months Ended September 30, 2011
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted

Revenues	$3,238	$7	$3,245
Operating income	54	23	77
Depreciation and amortization	407	(2)	405

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the quarter and six months ended October 1, 2010 and September 30, 2011, the Company recorded certain out of period adjustments primarily related to its MSS segment (see Note 4). The following table summarizes the effect of the out of period adjustments, including those identified in fiscal 2012, on the MSS segment results for the quarter and six months ended October 1, 2010, as if the adjustments were recorded in the appropriate periods.

	Quarter Ended October 1, 2010
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted

Revenues	$1,581	$34	$1,615
Operating income	88	32	120
Depreciation and amortization	199	(1)	198

	Six Months Ended October 1, 2010
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted

Revenues	$3,179	$27	$3,206
Operating income	196	41	237
Depreciation and amortization	382	(2)	380

Further out of period adjustments were identified in subsequent quarters of fiscal 2011. The total out of period adjustments recorded in fiscal 2011 and in fiscal 2012 that were attributable to the MSS Segment resulted in a decrease of $29 million in revenue and a decrease of $53 million in operating income of the MSS segment.

Note 14—Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended September 30, 2011:

(Amounts in millions)	NPS	MSS	BSS	Total

Goodwill gross	$753	$1,965	$1,339	$4,057
Accumulated impairment losses	-	-	(19)	(19)
Balance as of April 1, 2011, net	753	1,965	1,320	4,038

Additions	15	149	271	435
Foreign currency translation	-	7	(9)	(2)
Other reclassifications	-	96	(96)	-
Impairment losses	-	(2,074)	(611)	(2,685)

Goodwill gross	768	2,217	1,505	4,490
Accumulated impairment losses	-	(2,074)	(630)	(2,704)
Balance as of September 30, 2011, net	$768	$143	$875	$1,786

The addition to goodwill of $435 million comprises $434 million which relates to business acquisitions during fiscal 2012 (see Note 3), and $1 million of contingent consideration paid on achievement of agreed revenue targets relating to a fiscal 2009 NPS acquisition. The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances. The other reclassification relates to goodwill associated with the relative value attributable to MSS of its portion of the NHS contract cash flows. The impairment losses are discussed further below and include goodwill write-downs in three of the Company’s eight reporting units (the level at which goodwill is tested), two of which are in the BSS segment and the third is in the MSS segment.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates.  Such indicators may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss.  In this step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company estimates the fair value of each reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast. The market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the Company reevaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are primarily driven by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

In order to assess the reasonableness of the calculated reporting unit fair values, the Company also compares the sum of the reporting units’ fair values to its market capitalization (per share stock price times shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization).  The Company evaluates the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, the Company will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when CSC’s stock price is low, this reevaluation can result in lower estimated fair values of the reporting units.

The Company initiated its annual goodwill analysis in the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health).  Management believes that the decline in the estimated fair values of these reporting units during the second quarter is a result of a number of factors, including: the significant decline in the Company’s overall stock price over the past several months; an overall decline in the broader stock market which resulted in reduced performance metric multiples at comparable public companies; uncertainty caused by concerns about the ongoing SEC investigation into reported errors and irregularities; uncertainty over concerns about the Company’s growth prospects in light of operational issues at its MSS reporting unit; uncertainty over the continuation of the Company’s NHS contract in light of comments made by government officials in the U.K.; and government budget pressures at customers worldwide. Recent and forecasted operating performance also impacted the reporting units' fair value calculations. Prior to the second quarter of fiscal 2012, stock price declines were considered temporary. In addition, an evaluation of historical and forecasted operating results did not indicate it was more likely than not that the fair value of any reporting unit had fallen below carrying value, and therefore no interim goodwill impairment test was warranted.

At the end of the second quarter and subsequent to the date of the annual goodwill impairment test, the Company determined sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis as of September 30, 2011. These indicators included: a further significant and sustained decline in CSC’s stock price which resulted in market capitalization, adjusted for control premium, going below book value and remaining there for some time; further decreases in the performance metric multiples of comparable public companies, driving the market approach valuations lower; and additional evidence of certain reporting units’ performance short of forecasts used in the annual market and income based tests. In this interim goodwill impairment test, the BSS-GBS reporting unit again failed step one.

The Company has not been able to complete the second step of its goodwill impairment tests as of the issuance of these consolidated condensed financial statements primarily because of the complexity and the effort required to fair value all the assets and liabilities of the three reporting units which are spread across the globe.  However, during the process of conducting the second step of the annual goodwill impairment tests, the Company identified significant unrecognized intangible assets, primarily customer relationship and technology assets. The unrecognized intangible assets estimated at approximately $1.3 billion were predominantly attributable to unrecognized customer relationship assets in the MSS reporting unit and were driven by the Company’s high customer retention rates in this business. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded its best estimate of the goodwill impairment charge of $2,685 million, of which $2,074 million relates to the MSS, $453 million relates to BSS-GBS, and $158 million relates to BSS-Health. As of September 30, 2011, MSS had $143 million of remaining goodwill, which is all attributable to the fiscal 2012 second quarter acquisition of AppLabs (see Note 3). The BSS-GBS reporting unit had $0 of remaining goodwill, and the BSS-Health reporting unit had $60 million of remaining goodwill.  Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the third quarter.

The September 30, 2011 interim goodwill testing indicated that the fair values of two additional reporting units—BSS-Health and BSS-iSOFT—passed step one (after the impairment charges discussed above) but were not considered to be substantially in excess of carrying values. BSS-Health fair value was estimated to be approximately 6% in excess of carrying value, and as noted above has a remaining goodwill balance, after impairments recorded in the quarter, of $60 million at September 30, 2011, including $18 million that was allocated from the iSOFT acquisition. (In accordance with accounting standards, goodwill from acquisitions is allocated to the benefiting reporting units.) This remaining BSS-Health balance may be subject to change once the second step of the annual goodwill impairment review is completed in the third quarter. iSOFT, which was acquired during the second quarter (see Note 3), is a new reporting unit, and its fair value approximated its carrying value due to the proximity of its acquisition to the date of the interim goodwill impairment test. Goodwill allocated to the iSOFT reporting unit was $240 million as of September 30, 2011. Note, this balance is lower than the acquisition goodwill balance described in Note 3 due to the allocation of $18 million of goodwill to BSS-Health as well as foreign currency translation adjustments to the balance subsequent to the acquisition date. For the remaining reporting units with goodwill, fair values substantially exceeded carrying values.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Further significant declines in CSC’s stock price or further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test. The Company can provide no assurance that the significant assumptions used in the second quarter analysis will not change substantially, and any additional analysis could result in additional impairment charges.

The Company reviews long-lived assets, including intangible assets subject to amortization, consisting primarily of outsourcing contract costs, software and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the second quarter of fiscal 2012, we also tested our long-lived assets for impairment and concluded that these assets were not impaired.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of September 30, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$1,941	$1,319	$622
Software	2,033	1,347	686
Customer and other intangible assets	585	283	302
Total intangible assets	$4,559	$2,949	$1,610

	As of April 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$1,971	$1,324	$647
Software	1,853	1,291	562
Customer and other intangible assets	436	265	171
Total intangible assets	$4,260	$2,880	$1,380

The increase in Customer and Other Intangible Assets is primarily a result of the four acquisitions in fiscal 2012 (see Note 3) and as a result of the contract settlement with the Federal Government (see Note 16).

Amortization related to intangible assets was $115 million and $112 million for the quarters ended September 30, 2011, and October 1, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $13 million and $19 million in each of the respective quarters.  Amortization expense related to capitalized software was $58 million and $45 million for the quarters ended September 30, 2011, and October 1, 2010, respectively.

Amortization related to intangible assets was $222 million and $215 million for the six months ended September 30, 2011, and October 1, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $25 million and $34 million in each of the respective six months period.  Amortization expense related to capitalized software was $107 million and $87 million for the six months ended September 30, 2011, and October 1, 2010, respectively.

Estimated amortization expense related to intangible assets as of September 30, 2011, for the remainder of fiscal 2012 is $162 million, and for fiscal 2013 through fiscal 2016, is as follows: $319 million, $264 million, $188 million and $115 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15—Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of September 30, 2011, the Company had $247 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company uses standby letters of credit in lieu of cash to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of September 30, 2011, the Company had $73 million of outstanding standby letters of credit. The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of September 30, 2011:

(Amounts in millions)	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter	Total

Performance guarantees:
Surety bonds	$3	$28	$-	$31
Letters of credit	175	27	14	216
Standby letters of credit	36	27	10	73
Foreign subsidiary debt guarantees	175	632	-	807
Total	$389	$714	$24	$1,127

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

Contingencies

The Company and the U.K. National Health Service (NHS) are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment. Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million which would reduce the total contract value to approximately £2.1 billion or $3.3 billion. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment, various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSoft Group Limited, the acquisition of which was completed by the Company on July 29, 2011 (see Note 3). NHS has notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues. In response, the Company has cured or is in the process of curing the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations. Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default, it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Notwithstanding the dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU. Pennine subsequently elected not to continue with the Lorenzo deployment, and Humber NHS Foundation Trust has been confirmed as the early adopter for mental health functionality to replace Pennine Care Mental Health Trust.   CSC and the NHS are preparing to formally document this replacement under the contract.

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction in scope and related total contract value. Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties. The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011. Subsequent government reviews of the MOU are and have been occurring and final government approval is still pending. The Company has not been advised of a date by which final government action on the MOU is expected. A review of the overall NHS IT program for delivery of an integrated electronic patient records system, including but not limited to the Company’s contract with NHS, was conducted by the U.K. Major Projects Authority, the joint U.K. Cabinet Office-Treasury body which oversees large public sector projects, and is described further below.  The U.K. House of Commons Public Accounts Committee also undertook a review of the overall NHS IT program and issued its report on August 3, 2011. The Committee’s report is critical of the performance of the IT suppliers involved in the program, including that of the Company, and of NHS’ management of the program, as well as the benefits achieved under the program to date. Further, the Committee recommends that the Department of Health should review whether to continue the program and whether the remaining program funding should be spent elsewhere. The Committee also recommends that the Major Projects Authority exercise close scrutiny over the NHS’ continuing negotiations with the Company and that the government give serious consideration to whether the Company has proved itself fit to tender for other government work. Although NHS advised the Public Accounts Committee in the Committee’s May 23, 2011, public hearing that it intended to go forward with the IT program and to complete negotiations with the Company, and the Company has not been advised otherwise by NHS to date, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms would be negotiated and included in the MOU.

On September 22, 2011 the U.K. Major Projects Authority, the joint U.K. Cabinet Office – Treasury body which oversees large public sector projects, published in redacted form its “Programme Assessment Review of the National Programme for IT” (NPfIT) following completion of its review of the overall NHS IT program for delivery of an integrated electronic patient records system. The review included a review of the Company’s Local Service Provider contract. The Major Projects Authority concluded that the elements and vision of NPfIT relating to connectivity and flexibility remain valid, however the view of a single all encompassing service delivering full integration does not align with the needs of clinicians and should be simplified. The report also concluded that the Local Service Provider contracts, including the Company’s contract, are owned centrally but delivered into a care setting that is the responsibility of individual trusts and, therefore, authority and responsibility under these contracts in the future should be clearly aligned in the new NHS environment of local decision making. The Company has publicly expressed its full support for this direction, which was first announced by the NHS in September 2010, and believes that the significantly modified, more flexible approach proposed by the Company in the MOU to drive faster deployment and support more localized decision making will enable the U.K. government to reap the benefits required from past investments. In a statement issued on September 22, 2011, Cabinet Office ministers and NHS officials stated that they would continue to work with existing suppliers, such as the Company, to determine the best way to deliver services in a way which allows the local NHS to exercise choice while delivering the best value for money. The Company has reiterated to the U.K. government its view that these factors were key principles on which the parties conceived and negotiated the MOU. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU. However, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms will be negotiated and included in the MOU.

Progress is continuing in development and deployment projects under the contract in cooperation with the NHS, although progress has been constrained due to the uncertainty created by the government approval process.

As of September 30, 2011, the Company had a net investment in the contract of approximately £909 million ($1.4 billion), which includes primarily $257 million of receivables, $1,212 million of contractual work in progress recorded in prepaid expenses and other current assets, $38 million of advance contract payments recorded in deferred revenue, and $44 million of dedicated computer equipment. As a result of the contract amendment anticipated by the MOU, the Company estimates that total contract value will be reduced by £764 million ($1,194 million). The MOU also anticipates that the contract term will be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.3 to $3.1 billion) over that remaining term. During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the contract amendment anticipated by the MOU. These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the contract amendment as reflected in the MOU. With these amendments, the contract remains profitable and the Company would recover its investment. A decision by the U.K. government not to approve the terms of the MOU, however, could result in a charge to reduce the contract profitability recognized to date, reduce future contract profitability and have a material adverse impact on the Company’s cash flows and could impair the Company’s net investment in the contract.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On April 1, 2011, pursuant to the Company's Local Service Provider contract, the NHS made an advance payment to the Company of £200 million (currently approximately $313 million) related to the forecasted charges expected by the Company during fiscal year 2012. The amount of this advance payment contemplated the scope and deployment schedule expected under the MOU and the parties had anticipated that the MOU would be completed and contract amendment negotiations would be underway by September 30, 2011.  The advance payment agreement provided the NHS the option to require repayment of the advance payment if the parties were not progressing satisfactorily toward completion of the expected contract amendment by September 30, 2011. Because completion of the MOU has been subject to delays in government approvals and, as a result, contract amendment negotiations have not progressed, the NHS required the Company to repay approximately £170 million (approximately $265 million) of the April 1, 2011 advance payment on September 30, 2011, and the Company agreed and made the repayment as requested. Also on September 30, 2011, the NHS and the Company entered into an extended advance payment agreement providing for an advance payment of approximately £24 million (currently approximately $38 million) to the Company in respect of certain forecasted charges for the Company's fiscal year 2012. The extended advance payment agreement acknowledges that the Company’s Local Service Provider contract, as varied by the parties in 2010, is subject to ongoing discussions between the parties with the intention of entering into a memorandum of understanding setting out the commercial principles for a further set of updated agreements. The Company intends to discuss the extended advance payment structure and certain fiscal year 2012 deployment charges with the NHS in connection with the MOU negotiations. However, there can be no assurance that the parties will enter into the MOU or that the Company's forecasted charges under the contract for the remainder of fiscal year 2012 will not be materially adversely affected as a result of the delay in completing the MOU and the related contract amendment.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and would be subject to claims by the Company as further described below.  The Company believes that NHS, when considering its alternatives of maintaining the contract in existing or varied form or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees, damages and costs that may be payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  In addition, if NHS terminated the contract for convenience, possible claims that the Company has against NHS include claims for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies or for costs associated with change.  In the event of termination for convenience, the contract states that the total amount recoverable by the Company solely from termination fees payable by NHS is determined in accordance with a contractual formula. This formula includes a cap which varies by reference to the date of termination, but in any event decreases on a monthly basis with total elimination of termination fees by April 2015.  Based upon events to date, the Company does not anticipate that the NHS will terminate the contract.  However, if NHS had terminated the entire contract for convenience with immediate effect at September 30, 2011, the termination fee would have been capped at approximately £430 million ($672 million).  In addition, the Company would be entitled by way of termination fee to a sum to compensate for the profit that CSC would have earned over the following 12 months had the contract not been terminated. Additional amounts recoverable  from claims by the Company or any mitigation efforts by the Company, while they may be substantial,  are uncertain and cannot be reasonably estimated at this time.  The Company’s total recovery in a termination for convenience scenario, therefore, would depend on a number of factors  but would likely be materially less than the net asset value associated with the contract. Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

There can be no assurance that the Company and NHS will enter into the MOU or will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU. The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur. The failure to enter into the MOU, the final terms of any contract amendment that are less favorable than the MOU, a significant delay in completing a contract amendment, a failure to conclude a contract amendment, or a termination of the contract by NHS for convenience would result in a charge to reduce the contract profitability recognized to date and/or an impairment of the Company’s net investment in the contract and have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.

If the parties do not enter into the MOU and successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.  If the NHS wrongfully terminated the contract on the basis of alleged material breach by the Company, the Company believes that the Company’s recovery for damages would be substantial.

During the second quarter of fiscal 2012, the Company reached a definitive settlement agreement with the U.S. government in connection with its contract claims asserted under the Contract Disputes Act of 1978 (CDA) (see Note 16).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Audit Committee’s investigation also has been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been suspended.

The Audit Committee’s investigation also has been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting methodology. These activities are in the early stage (see Note 4).

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee’s Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers’ Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company’s disclosure of the Company’s investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company’s agreement with NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. Both motions are fully briefed,  a hearing was held on November 4, 2011, and the motions are now pending before the court. The defendants deny the allegations and intend to defend their position vigorously. It is not possible to make reasonable estimates of the amounts or range of losses that could result from this matter at this time.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 20110013376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company’s performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation.  The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters in the ordinary course of business.  Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies.  For these reasons, it is not possible to make reasonable estimates of the amount or range of loss that could result from these other matters at this time.  Company management does not, however, presently expect any of such other matters to have a material impact on the consolidated condensed financial statements of the Company.

Note 16—Settlement of Claims with U.S. Government

During the second quarter of fiscal 2012, the Company reached a definitive settlement agreement with the U.S. Government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA).  Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011.  In exchange, the Government received unlimited rights to the Company’s intellectual property developed to support the services delivered under the contract, and CSC has dismissed the claims and terminated legal actions against the Government and the Government has dismissed its counter claims against CSC. The contract extension contains a Requirements portion (Federal Acquisition Regulation ("FAR") 16.503) and an Indefinite Quantity portion (FAR 16.504) and is not subject to any minimum values.

The Company has recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million.  Of the pre-tax charge of $269 million, $42 million has been recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services.  The fair value of the contract extension has been recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or on a straight line basis, whichever is greater.

These claims relate to a contract that was awarded (the “Contract”) in December 1999 as a 10 year fixed price contract.  In April 2004, the contract was extended by two additional years.  Revenue recorded under the core Contract was initially recognized as a single profit center using the percentage of completion methodology based on the guidance in ASC 605-35.

During the course of the contract, CSC incurred significant costs for out-of-scope work that was a result of Government directed changes and delays.  Negotiations with the Government were initiated to recover the costs related to this work. During the second quarter of fiscal 2007, the Company filed its 14 interest bearing claims (collectively the “CDA Claims”), then totaling approximately $858 million, with the Government.   On September 11, 2007, the Company initiated litigation at the Armed Services Board of Contract Appeals (“ASBCA”), one of the two forums available for litigation of CDA claims.

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

Prior to the settlement, the Company believed it had valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and reiterated that opinion as recently as May 20, 2011.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and Six Months of Fiscal 2012 versus
Second Quarter and Six Months of Fiscal 2011

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011.  The following discusses the Company's results of operations and financial condition as of and for the second quarter and six months ended September 30, 2011, and the comparable period for the prior fiscal year.
Second Quarter Overview

Key operating results for the second quarter include:

•
Second quarter revenues were up 0.8% to $4.0 billion and six month revenues were up 2.0% to $8.0 billion compared to the prior year. On a constant currency basis,(1) revenues were down 2.7% for the quarter and down 2.2% for the first six months.

•
Loss from continuing operations before taxes for the second quarter of fiscal 2012 was $(2,854) million, compared to income from continuing operations before taxes of $245 million in the second quarter of fiscal 2011, a decrease of 1264.9%.   Loss from continuing operations before taxes for the first six months of fiscal 2012 was $(2,753) million, compared to income from continuing operations before taxes of $456 million in the second quarter of fiscal 2011, a decrease of 703.7%.

•
Operating income(2) for the quarter decreased 124.6% to a loss of $(75) million versus the fiscal 2011 second quarter, and operating income margins decreased to (1.89)% from 7.75% in the fiscal 2011 second quarter. For the first six months, operating income decreased 82.0% to $105 million, and operating income margins decreased to 1.31% from 7.42%.

•
Net loss attributable to CSC common shareholders for the second quarter was $(2,877) million, a decrease of 1663.6%, or $3,061 million, as compared to the prior year.  For the first six months, net loss attributable to CSC common shareholders was $(2,694) million, a decrease of 923.9% or $3,021 million, as compared to the prior year.

•
Diluted earnings (loss) per share (EPS) was $(18.56) and $(17.39) for the fiscal 2012 second quarter and first six months, a decrease from $1.18 and $2.09, respectively, in the prior year.  For the second quarter, diluted EPS was comprised of $(18.56) from continuing operations and none from discontinued operations, as compared to $1.05 and $0.13, respectively, in the prior year.  For the first six months, diluted EPS was comprised of $(17.38) from continuing operations and $(0.01) from discontinued operations, as compared to $1.95 and $0.14, respectively, in the prior year.

•	The Company recorded an estimated goodwill impairment charge of $2,685 million, of which $2,074 million relates to the MSS segment and $611 million relates to the BSS segment.

•
The Company reached a definitive settlement agreement with the U.S. government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA), and recorded a pre-tax charge of $269 million. The charge reflected the write down of claim related assets (unbilled receivables and deferred costs), offset by cash received of $277 million and the estimated fair value of a contract extension of $45 million.

•
Business awards of $6.6 billion were announced for the second quarter 2012, compared to $4.6 billion in the comparable prior fiscal year period. NPS was awarded $3.1 billion, MSS was awarded $2.6 billion, and BSS was awarded $0.9 billion.  Total backlog(3) at the end of second quarter of fiscal 2012 was $37.5 billion, a decrease of $4.3 billion as compared to the backlog at the end of the second quarter of fiscal 2011. Of the total $37.5 billion backlog, $6.2 billion is expected to be realized as revenue in the remainder of fiscal 2012.  Of the total backlog, $13.2 billion is not yet funded.

•	Days Sales Outstanding (DSO)(4) of 86 days compared to 90 days at the end of the second quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(5) at September 30, 2011, was 40.8% compared to 25.4% at fiscal year-end 2011.

•	Return on Investment (ROI)(6) for the four quarters ended September 30, 2011, was (21.3)%, down from 9.2% for the comparable prior period.

•	Cash used in operating activities was $40 million for the first six months of fiscal 2012, compared to cash provided of $342 million for the six months of fiscal 2011.

•	Cash used in investing activities was $903 million for the first six months of fiscal 2012, compared to $458 million for the six months of fiscal 2011.

•	Cash provided by financing activities was $119 million for the first six months of fiscal 2012, compared to cash used of $47 million for the six months of fiscal year 2011.

•	Free cash flow(7) for the six months of fiscal 2012 was $671 million outflow as compared to $132 million outflow for the six months of fiscal 2011, a decline of $539 million.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance at the segments and on a consolidated basis.  The Company's definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expenses, and segment G&A expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income before taxes, which includes costs excluded from the operating income definition such as goodwill impairment, corporate G&A, interest and other income. A reconciliation of consolidated operating income to income before taxes is as follows:

	Quarter Ended
(Amounts in millions)	September 30, 2011	October 1, 2010

Operating income (loss)	$(75)	$305
Corporate G&A	(66)	(36)
Interest expense	(46)	(42)
Interest income	12	9
Goodwill impairment	(2,685)	-
Other income	6	9
Income (loss) from continuing operations before taxes	$(2,854)	$245

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010

Operating income	$105	$582
Corporate G&A	(120)	(72)
Interest expense	(88)	(83)
Interest income	24	17
Goodwill impairment	(2,685)	-
Other income	11	12
Income (loss) from continuing operations before taxes	$(2,753)	$456

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

Adjusted Net Income (Loss) Reconciliation	Twelve Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010

Adjusted Net Income (Loss)	$(2,105)	$971
Less:
Interest expense	173	227
Tax effect of Interest Expense and Special Items	2	(53)
Net income (loss) attributable to CSC	$(2,280)	$797

(7)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities), and (3) payments on capital leases and other long-term asset financings. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below.

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

	Six Months Ended
(Amount in millions)	September 30, 2011	October 1, 2010

Free cash flow	$(671)	$(132)
Net cash used in investing activities	903	458
Acquisitions, net of cash acquired	(368)	(65)
Business dispositions	-	52
Short-term investments	3	(11)
Payments on capital leases and other long-term asset financings	93	40
Net cash (used in) provided by operating activities	$(40)	$342
Net cash used in investing activities	$(903)	$(458)
Net cash provided by (used in) financing activities	$119	$(47)

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

•
The NPS segment operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

•	The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property–based software solutions.

Results of Operations

Revenues

	Quarter Ended
(Amounts in millions)	September 30, 2011	October 1, 2010	Change	Percent

NPS	$1,436	$1,509	$(73)	(4.8)%
MSS	1,619	1,581	38	2.4
BSS	945	869	76	8.7
Corporate	3	3	-	-
Subtotal	4,003	3,962	41	1.0
Eliminations	(37)	(27)	(10)	-
Total Revenue	$3,966	$3,935	$31	0.8%

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010	Change	Percent

NPS	$2,920	$3,029	$(109)	(3.6)%
MSS	3,238	3,179	59	1.9
BSS	1,906	1,690	216	12.8
Corporate	6	7	(1)	-
Subtotal	8,070	7,905	165	2.1
Eliminations	(71)	(60)	(11)	-
Total Revenue	$7,999	$7,845	$154	2.0%

The factors affecting the percent change in revenues for the second quarter ended September 30, 2011, are as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Change	Total
NPS	0.6%	-	(5.4)%	(4.8)%
MSS	0.4	5.2%	(3.2)	2.4
BSS	4.8	6.3	(2.4)	8.7
Cumulative Net Percentage	1.4%	3.5%	(4.1)%	0.8%

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Change	Total
NPS	0.5%	-	(4.1)%	(3.6)%
MSS	0.2	6.1%	(4.4)	1.9
BSS	3.1	7.7	2.0	12.8
Cumulative Net Percentage	0.9%	4.2%	(3.1)%	2.0%

North American Public Sector

The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Amounts in millions)	September 30, 2011	October 1, 2010(3)	Change	Percent

Department of Defense(1)	$964	$1,074	$(110)	(10.2)%
Civil Agencies(1)	424	380	44	11.6
Other(2)	48	55	(7)	(12.7)
Total North American Public Sector	$1,436	$1,509	$(73)	(4.8)%

	Six Months Ended
(Amounts in millions)	September 30, 2011	October 1, 2010(3)	Change	Percent

Department of Defense(1)	$1,981	$2,165	$(184)	(8.5)%
Civil Agencies(1)	828	752	76	10.1
Other(2)	111	112	(1)	0.9
Total North American Public Sector	$2,920	$3,029	$(109)	(3.6)%

(1)	Certain fiscal 2012 and 2011 amounts were reclassified from Department of Defense to Civil Agencies to conform to the current year presentation.
(2)	Other revenues consist of revenue generated from state, local and select foreign governments as well as commercial contracts performed by the NPS segment.
(3)	Prior year amounts have been adjusted to exclude revenues of discontinued operations from two entities sold in fiscal 2011.

NPS revenue decreased $73 million, or 4.8%, in the second quarter of fiscal 2012 as compared to the same period in the prior year, and decreased $109 million, or 3.6% in the six month period. Year over year revenue benefited slightly from a small acquisition in the second quarter of fiscal 2012 and two small acquisitions in the second and third quarters of fiscal 2011, but were more than offset by declines elsewhere. Both for the second quarter and six month period, excluding the acquisitions, the revenue decrease is due to declines in certain Department of Defense (DOD) contracts, partially offset by revenue increases on contracts with Civil Agencies (Civil).

For the second quarter, the revenue decrease on the DOD contracts was due to a slowdown in new business awards with the U.S. Army and completion of existing task orders on a program with the U.S. Air Force, as well as slower than expected new program start-ups and reduction in scope of certain programs. The impact of a contract claims settlement with the U.S. Government also adversely impacted the quarter (see further discussion in Note 16 to the consolidated condensed financial statements).  Revenue increases on Civil contracts were primarily due to new contracts with the Department of Homeland Security (DHS) and the Department of Health and Human Services that commenced late in fiscal 2011. These revenue increases were partially offset by reduced revenue due to completion of certain contracts including contracts with the U.S. Census Bureau and reduced scope on programs with the Department of Transportation and the Environmental Protection Agency.

For the six month period, DOD revenue decreased primarily due to slower new business awards with the U.S. Army and the Missile Defense Agency, completion of existing task orders on a contract with the U.S. Air Force and slower than expected new program start-ups. This decline was partially offset by increased tasking on a contract with an intelligence agency.  Revenue increases on Civil contracts were primarily due to revenue on contracts with the DHS, partially offset by reduced revenue due to completion of a contract with the U.S. Census Bureau and reduced scope on programs with the Department of Transportation and the Environmental Protection Agency.

NPS won new contracts of $3.1 billion in the second quarter and $4.0 billion in the first six months of fiscal 2012 as compared to $2.9 billion and $4.1 billion in the comparable periods in the prior year. Significant contract wins include contracts with the U.S. Citizenship and Immigration Services (USCIS) and the U.S. Postal Service.

Managed Services Sector

MSS revenue increased $38 million, or 2.4%, in the second quarter of fiscal 2012 as compared to the same period in the prior year, and increased $59 million, or 1.9% for the six month period.  In constant currency, the revenue decreased $44 million, or 2.8%, for the quarter, and decreased $135 million, or 4.2%, for the six month period. Favorable currency impact was due to movement in the U.S dollar primarily versus the Australian dollar, British pound, the Euro, and the Nordic currencies. Acquisition revenue relates to MSS’ acquisition late in the fiscal 2012 second quarter of AppLabs, an India-based software testing and quality management service provider.

The decrease in revenue in constant currency, net of acquisition revenue, in the second quarter is primarily due to volume or scope reductions of $85 million, contract conclusions or terminations of $75 million, partially offset by growth on existing accounts of $36 million and revenue from new client engagements of $54 million won late in fiscal 2011 and in fiscal 2012.  The second quarter revenue was also adversely impacted by adjustments on long-term contracts accounted for under percentage-of-completion of $8 million.

The decrease in revenue in constant currency, excluding the impact of the acquisition, during the six month period is primarily due to volume or scope reductions of $160 million, contract conclusions or terminations of $153 million, partially offset by growth on existing accounts of $83 million and revenue from new client engagements of $93 million won late in fiscal 2011 and in fiscal 2012.  The six month revenue in fiscal 2012 was also adversely impacted by missed service level metrics due to delays on an outsourcing contract of $15 million, and adjustments on long-term contracts accounted for under percentage-of-completion of $26 million. Geographically, the decrease in constant currency revenue is primarily due to certain contract terminations and service level penalties in the Americas, lower revenues in the U.K. resulting from reduced client project spend on certain accounts and a lower level of scheduled milestone completions, partially offset by higher revenue growth in Asia.

MSS had new contract awards of $2.6 billion in the second quarter and $3.1 billion in the first six months of fiscal 2012 as compared to $0.8 billion and $2.0 billion in the comparable periods in the prior fiscal year.

Business Solutions and Services

BSS revenue increased $76 million, or 8.7%, in the second quarter of fiscal 2012 as compared to the same period in the prior year, and increased $216 million, or 12.8% for the six month period. In constant currency, revenue increased 2.4% for the second quarter and 5.1% for the six month period. Favorable currency impact was due to movement in the U.S. dollar primarily versus the Australian dollar and the Euro. Two fiscal 2012 second quarter acquisitions and two fiscal 2011 acquisitions in the second and third quarters provided $42 million, or 4.8%, of the second quarter year over year revenue growth, and $53 million, or 3.1%, of the six month revenue growth. Excluding the effect of acquisitions and currency, revenue decreased $21 million, or 2.4%, for the second quarter but increased $34 million, or 2.0%, for the six month period.

The lower second quarter revenue in constant currency, excluding the impact of acquisitions, was primarily due to year over year declines related to the contract with the U.K.’s National Health Service (“NHS”) and lower software license sales in the financial services operations. The shortfall on the NHS program primarily resulted from lower scheduled milestone achievements versus the prior year. Financial Services’ revenue reduced due to decline in software license sales.

The increase in the six month revenue in constant currency, excluding the impact of acquisitions, was due to increase in the consulting business revenue primarily in Americas and Australia, increases in revenue from the reseller and staffing businesses, offset partially by revenue decline in the Healthcare vertical due to the continuing softness in the Life Sciences market segment and certain project closures in North America, and a decline in revenue from the NHS program. The NHS revenue was down due to lower scheduled milestone achievements in the six months versus the prior year, partially offset by revenue from new business outside of the core contract.

BSS had new contract awards of $0.9 billion in the second quarter and $1.8 billion in the first six months of both fiscal 2012 and fiscal 2011.

Costs and Expenses

The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Costs of services (excludes depreciation and amortization and settlement charge)	$3,283	$3,148	82.8%	80.0%	2.8%
Costs of services - settlement charge (excluding amount charged to revenue of $42)	227	-	5.7	-	5.7
Selling, general and administrative	307	246	7.7	6.3	1.4
Depreciation and amortization	290	272	7.3	6.9	0.4
Goodwill impairment	2,685	-	67.7	-	67.7
Interest expense, net	34	33	0.9	0.8	0.1
Other (income) expense, net	(6)	(9)	(0.2)	(0.2)	-
Total	$6,820	$3,690	171.9%	93.8%	78.1%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Costs of services (excludes depreciation and amortization and settlement charge)	$6,648	$6,318	83.1%	80.6%	2.5%
Costs of services - settlement charge (excluding amount charged to revenue of $42)	227	-	2.8	-	2.8
Selling, general and administrative	571	489	7.1	6.3	0.8
Depreciation and amortization	568	528	7.1	6.7	0.4
Goodwill impairment	2,685	-	33.6	-	33.6
Interest expense, net	64	66	0.8	0.8	-
Other (income) expense, net	(11)	(12)	(0.1)	(0.2)	0.1
Total	$10,752	$7,389	134.4%	94.2%	40.2%

Out of Period Adjustments
As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating. On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation has been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been suspended.

The Audit Committee’s investigation also has been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting methodology. These activities are in the early stage.

Any out of period adjustments deemed necessary by the Company are hereinafter identified.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company’s conclusions relating to materiality of such adjustments, and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its controls over financial reporting. The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters. We are unable to predict how long the Division of Enforcement’s and Audit Committee’s investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance’s review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

Fiscal 2012

During the second quarter and through the first six months of fiscal 2012, the Company recorded various pre-tax adjustments, reducing income from continuing operations before taxes by $23 million and $28 million ($17 million and $20 million, net of tax), respectively, that should have been recorded in prior fiscal years, all but $2 million of these pre-tax adjustments relate to MSS.  Of the total pre-tax adjustments recorded through the first six months of fiscal 2012, $3 million relate to fiscal 2011.

Australia Adjustments:

Based upon the information developed to date, and the Company’s assessment of the same, the Company has preliminarily identified and recorded pre-tax adjustments with respect to the following fiscal years and has categorized such adjustments as either intentional accounting irregularities (“intentional irregularities”) or unintentional accounting errors (“unintentional errors”):

	Increase/(Decrease) in Income Before Taxes
(Amounts in millions)	FY08 & Prior	FY09	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(2)	-	$1
Unintentional errors	(6)	(14)	(1)	1	(20)
	$4	$(21)	$(3)	$1	$(19)

As noted above, the Audit Committee investigation is still ongoing and the categorization of the adjustments noted above is subject to change. Such categorization is based on the information currently available to the Company.

The principal intentional irregularities relate to excess reserves of $8 million established in fiscal 2008 to manage earnings, which reserves were reversed in fiscal 2009, while the unintentional errors include an incorrect accounting conclusion on a sale leaseback transaction in fiscal 2009 that triggered an impairment of $9 million and the inappropriate capitalization of transition costs of $3 million in fiscal 2011.  Included in the adjustments discussed above, the Company identified and recorded a $1 million pre-tax adjustment reducing income from continuing operations related to its review of the accounting treatment with respect to revenue recognition for one of its Australia customer contracts.

Nordic Region Adjustments:

The Nordic pre-tax adjustments recorded in the second quarter of fiscal 2012 totaled $6 million, which were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Nordic adjustments recorded in the first quarter of fiscal 2012 totaled $4 million and included $2 million in adjustments which were attributable to an understatement of accrued expenses associated with vendor invoices relating to fiscal 2011. These adjustments were identified late in the fiscal 2011 closing process, and due to the immaterial amounts involved, were not included in the Company’s consolidated fiscal 2011 statements. The Nordic adjustments in the first quarter of fiscal 2012 also included (i) $1 million of outsourcing contract costs amortized over a contract term (including an extension rather than just the original contract term) attributable to fiscal 2006-2012, and (ii) a $1 million error in the accounting for an operating lease attributable to fiscal 2010. The $1 million operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the Nordic operating lease, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries.

Other Adjustments:

The Company also identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions which increased income from continuing operations by $2 million for the second quarter and $1 million for the first six months of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct (see Note 4 to the Consolidated Condensed Financial Statements for additional information).

The impact of the consolidated Nordic, Australia and other out of period adjustments is immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2012, first six months of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

The select line items of the Consolidated Condensed Statement of Operations for the second quarter and six months ended September 30, 2011, impacted by the Nordic, Australia, and other out of period adjustments (under the rollover method) are shown below:

	Quarter ended September 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,966	$11	$3,977
Costs of services (excludes depreciation and amortization, and settlement charge)	3,283	(11)	3,272
Selling, general and administrative	307	-	307
Depreciation and amortization	290	-	290
Interest expense	46	(3)	43
Other income	(6)	2	(4)
Income from continuing operations before taxes	(2,854)	23	(2,831)
Taxes on income	12	6	18
Income from continuing operations	(2,866)	17	(2,849)
Income from discontinued operations, net of taxes	-	-	-
Net income attributable to CSC common shareholders	(2,877)	17	(2,860)
EPS – Diluted
Continuing operations	$(18.56)	$0.11	$(18.45)
Discontinued operations	-	-	-
Total	$(18.56)	$0.11	$(18.45)

	Six months ended September 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,999	$12	$8,011
Costs of services (excludes depreciation and amortization, and settlement charge)	6,648	(13)	6,635
Selling, general and administrative	571	-	571
Depreciation and amortization	568	(1)	567
Interest expense	88	(3)	85
Other income	(11)	1	(10)
Income from continuing operations before taxes	(2,753)	28	(2,725)
Taxes on income	(73)	8	(65)
Income from continuing operations	(2,680)	20	(2,660)
Income from discontinued operations, net of taxes	(1)	-	(1)
Net income attributable to CSC common shareholders	(2,694)	20	(2,674)
EPS – Diluted
Continuing operations	$(17.38)	$0.13	$(17.25)
Discontinued operations	(0.01)	-	(0.01)
Total	$(17.39)	$0.13	$(17.26)

Effect of Adjustments on Prior Year Financial Statements

During fiscal 2011, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes that should have been recorded in prior fiscal years. The aggregate adjustments recorded in fiscal 2011 reduced income from continuing operations before taxes by $51 million ($34 million, net of taxes). The total out of period adjustments reported in fiscal 2011 were comprised of $91 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $36 million of the $40 million within MSS. The Company also recorded out of period income tax benefits during fiscal 2011 of $17 million, consisting of $12 million of income tax benefits related to the net out of period adjustments and $5 million of unrelated tax benefit adjustments.

During the second quarter and six months ended October 1, 2010, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $28 million ($11 million, net of taxes) and $34 million ($12 million, net of taxes), respectively, that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $39 million and $60 million for the second quarter and six months ended October 1, 2010, respectively, of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $11 million and $26 million, respectively, of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with $9 million of the $11 million and $22 million of the $26 million for the second quarter and six months ended October 1, 2010, respectively, within MSS. These adjustments reduced MSS operating income (a non-GAAP measure) by $30 million and $38 million for the second quarter and six months ended October 1, 2010, respectively, as discussed in Note 13, Segment Information. The Company also recorded out of period income tax benefits in the second quarter and six months ended October 1, 2010 of $17 million and $22 million, respectively, consisting of $4 million and $8 million of income tax benefits related to the net out of period adjustments and $13 million and $14 million of unrelated income tax benefit adjustments, respectively. These out of period recorded adjustments are primarily attributable to fiscal 2010.

The cumulative roll over impact of the out of period recorded adjustments, including those identified in fiscal 2012, are attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Income from continuing operations before taxes	Taxes on income	Net income attributable to CSC common shareholders
Fiscal 2011	$49	$16	$33
Fiscal 2010	(56)	(21)	(35)
Fiscal 2009	(24)	(6)	(18)
Prior fiscal years	3	3	-

Nordic Region Adjustments:

As part of closing the Company's financial statements for the second quarter and six months ended October 1, 2010, management identified and recorded out of period charges totaling $39 million and $60 million, respectively, in its Nordic operations. Based upon the Company's investigation, which extended into the fourth quarter of fiscal 2011, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the adjustments in the second quarter of fiscal 2011 and additional adjustments during the remainder of fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.

Other Adjustments:

During the second quarter and six months ended October 1, 2010, the Company also identified out of period adjustments of $11 million and $26 million, respectively, that increased income from continuing operations before taxes, of which $9 million and $22 million, respectively, relates to other MSS operations.

The remaining $2 million and $4 million of out of period adjustments during the second quarter and six months ended October 1, 2010 consists of a reduction of other accrued expenses related to non-MSS segments from an adjustment to corporate general and administrative expense. The Company also identified $13 million and $14 million of net out of period adjustments related to income tax benefits associated with complex tax positions in the second quarter and six months ended October 1, 2010.

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during the second quarter of fiscal 2011. As the out of period adjustments identified and recorded in fiscal 2012 have an immaterial impact on fiscal 2011, they have not been incorporated in the above discussion or the schedules below.

The select line items of the Consolidated Condensed Statement of Operations for the second quarter and six months ended October 1, 2010, impacted by the out of period adjustments, including those identified in fiscal 2012 (under the rollover method) are shown below:

	Quarter ended October 1, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,935	$34	$3,969
Costs of services (excludes depreciation and amortization, and settlement charge)	3,148	6	3,154
Selling, general and administrative	246	(1)	245
Depreciation and amortization	273	(1)	272
Interest expense	42	1	43
Other income	(9)	-	(9)
Income from continuing operations before taxes	245	29	274
Taxes on income	71	17	88
Income from continuing operations	174	12	186
Income from discontinued operations, net of taxes	19	-	19
Net income attributable to CSC common shareholders	184	12	196
EPS – Diluted
Continuing operations	$1.05	$0.08	$1.13
Discontinued operations	0.13	-	0.13
Total	$1.18	$0.08	$1.26

	Six months ended October 1, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,845	$27	$7,872
Costs of services (excludes depreciation and amortization, and settlement charge)	6,318	(9)	6,309
Selling, general and administrative	489	1	490
Depreciation and amortization	529	(2)	527
Interest expense	83	1	84
Other income	(12)	-	(12)
Income from continuing operations before taxes	456	36	492
Taxes on income	137	22	159
Income from continuing operations	319	14	333
Income from discontinued operations, net of taxes	22	-	22
Net income attributable to CSC common shareholders	327	14	341
EPS – Diluted
Continuing operations	$1.95	$0.09	$2.04
Discontinued operations	0.14	-	0.14
Total	$2.09	$0.09	$2.18

Goodwill Impairment

The Company initiated its annual goodwill impairment analysis in the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health).  At the end of the second quarter, sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis, and the BSS-GBS reporting unit again had a fair value that was below carrying value. The Company was not able to complete its analysis as of the issuance of these consolidated financial statements but has recorded its best estimated goodwill impairment charge of $2,685 million, of which $2,074 million relates to the MSS reporting unit, $453 million relates to the BSS-GBS reporting unit, and $158 million relates to the BSS-Health reporting unit.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

Fair value of each reporting unit is estimated using a combination of an income approach and a market approach. The reasonableness of the estimated reporting unit fair values is assessed by comparing the sum of the fair values to CSC’s market capitalization (per share stock price times shares outstanding) and then calculating an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization).  The Company evaluates the control premium by comparison to control premiums of recent business combination transactions.  If the implied control premium is not reasonable in light of these recent transactions, the Company will reevaluate its fair value estimates of the reporting units by adjusting discount rates and/or other assumptions. When CSC’s stock price is low, this reevaluation can result in lower estimated fair values of the reporting units.

Management believes that the decline in the estimated fair values of these reporting units during the second quarter is a result of several factors, many of which affect the overall value of CSC. These factors include an overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and uncertainty about the Company’s overall value as reflected in CSC’s stock price decline over the past several months. As noted above, individual reporting unit fair values are adversely impacted when the Company’s stock price declines. Recent and forecasted operating performance also impacted the reporting unit's fair value calculations.

As noted above, the Company has not been able to complete the goodwill impairment tests as of the issuance of these consolidated financial statements primarily because of the complexity and the effort required to fair value all the assets and liabilities of the three reporting units which are spread across the globe. However, during the process of conducting the second steps of the annual and the interim goodwill impairment tests, the Company identified significant unrecognized intangible assets (primarily customer relationship and technology assets) which, along with fair value changes to the carrying values of other assets and liabilities as well as the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded its best estimate of the goodwill impairment charge of $2,685 million. Any adjustment to the estimated impairment loss based on completion of the measurement of the impairment will be recognized in the third quarter.

The September 30, 2011 interim goodwill testing indicated that the fair values of two additional reporting units—BSS-Health and BSS-iSOFT—passed step one but were not considered to be substantially in excess of carrying values. BSS-Health fair value was estimated to be approximately 6% in excess of carrying value, and has a remaining goodwill balance, after impairments recorded in the quarter, of $60 million at September 30, 2011. This remaining BSS-Health balance is subject to change once the second step of the goodwill impairment review is completed in the third quarter. iSOFT, which was acquired during the second quarter, is a new reporting unit, and its fair value approximated its carrying value due to the proximity of its acquisition to the interim goodwill impairment test. Goodwill allocated to the iSOFT reporting unit was $240 million as of September 30, 2011. For the remaining reporting units with goodwill, fair values substantially exceeded carrying values.

Further significant declines in CSC’s stock price or further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test. The Company can provide no assurance that the significant assumptions used in the second quarter analysis will not change substantially, and any additional analysis could result in additional impairment charges.

Costs of Services - Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. Government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA).  Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion (not subject to any minimum values) to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011.  As a result of settlement, the Company has recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million.  Of the pre-tax charge of $269 million, $42 million has been recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services.  The fair value of the contract extension has been recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater.  The contract extension contains a Requirements portion (Federal Acquisition Regulation ("FAR") 16.503) and an Indefinite Quantity portion (FAR 16.504) and is not subject to any minimum values. See Note 16 to the consolidated condensed financial statements for further discussion.

Costs of Services

Costs of services (COS) excluding settlement charges, as a percentage of revenue, increased 2.8 percentage points for the second quarter and 2.3 percentage points for the first six months of fiscal 2012. The increase was attributable to increase in the COS ratio of all three segments.

The NPS’ ratio increased primarily due to reduced revenue and adjustments on certain long-term contracts accounted for under percentage of completion. The higher MSS ratio was primarily driven by its operations in the Americas and Australia.

MSS’ Americas operations were impacted by delivery issues on certain new contracts and transition costs overruns. MSS’ EMEA operations were primarily impacted by delivery issues on certain existing contracts in the Nordic region and on one contract in the U.K., which resulted in recording adjustments, including forward losses of $70 million, $26 million of which was recorded as reduction of revenue. MSS’ Australian operations had higher costs of services primarily due to out of period adjustment (see Note 4 to Consolidated Condensed Financial Statements) and certain costs associated with workforce reduction.

BSS’ COS ratio increased primarily due to delivery issues in its consulting business in the Americas and Australia and continued softness and utilization issues in its consulting business in EMEA. The COS ratio was also adversely impacted by the recent acquisition of iSOFT, which had a relatively higher COS ratio than other BSS businesses.

The Company continues to undertake cost control measures to mitigate adverse impacts to the COS ratio.

Selling, General & Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue increased 1.4 percentage points for the second quarter of fiscal 2012 and increased 0.8 percentage points for the first six months of fiscal 2012 as compared to the prior year. The increased ratio for both the second quarter and the six month period is primarily due to higher legal fees incurred at the corporate level and increases in the BSS segment ratio.

The higher legal and other professional services fees, at the corporate level, are associated with the ongoing SEC and Audit Committee’s independent investigations into matters surrounding the out of period adjustments discussed previously. The Company will continue to incur such fees as these investigations are ongoing. In addition, the Company expects to incur additional legal and other professional fees in connection with various putative class action lawsuits that have been filed in federal court (see Note 15).

BSS’s SG&A ratio increased 2.9 percentage points for the second quarter of fiscal 2012 and increased 1.1 percentage points for the six month period as compared to the prior year, primarily as a result of iSOFT, including the related transaction and transition costs. Excluding the effects of the iSOFT acquisition, BSS’s SG&A ratio would have increased 0.4 percentage points for the second quarter and decreased 0.1 percentage points for the first six months of fiscal 2012 as compared to fiscal 2011. The increase in the second quarter is due to the increased long-term commissions in the financial services vertical.

MSS’s SG&A ratio increased 0.4 percentage points for both the second quarter and for the first six months of fiscal 2012 as compared to the prior year, primarily as a result of higher sales costs and lower revenues in the Americas region with certain overhead costs that could not be reduced proportionately.

NPS’s SG&A ratio decreased 0.4 percentage points for the second quarter and decreased 0.3 percentage points for fiscal 2012 as compared to the prior year primarily as a result of lower bid and proposal costs.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.4 percentage points both for the second quarter and for the first six months of fiscal 2012 when compared to the same periods of fiscal 2011. The higher ratio for both the second quarter and the six month period was primarily in the NPS and MSS segments. The increase is driven by increased depreciation of fixed assets and amortization of outsourcing costs, resulting from the new fiscal 2012 contracts as well as acquisitions and contracts acquired during the last six months of fiscal 2011. The acquisition of iSOFT also led to the increase in BSS’ and in the overall ratio.

Interest Expense, Net

Interest expense, net of interest income, increased $1 million in the fiscal 2012 second quarter as compared to the same period in the prior year, and declined $2 million for the six months.

Interest expense increased $4 million to $46 million during the second quarter and increased $5 million to $88 million during the six months of fiscal 2012 when compared to comparable periods in fiscal 2011 as the result of higher levels of debt and higher tax interest.  Higher interest expense was primarily due to increased borrowings for capital lease activities, tax interest on California audit assessments, borrowings for assets acquired under long term financings, and an increase in the issuance of commercial paper to meet short term liquidity requirements during fiscal 2012, offset by lower interest due to the repayment of a $1.5 billion credit facility in the third quarter of fiscal 2011.

Interest income increased $3 million to $12 million during the second quarter and increased $7 million to $24 million during the six months of fiscal 2012 when compared to fiscal 2011, higher interest income were primarily due to the combination of increase in interest rates and foreign cash balances in India.

Other Income, Net

Other income decreased $3 million to $6 million for the fiscal 2012 second quarter as compared to the same period in the prior year, and decreased $1 million to $11 million for the six months. Other income includes equity in earnings of unconsolidated affiliates, gains and losses due to impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities and the related hedges, and other miscellaneous gains and losses from the sale of non-operating assets.

The decrease in fiscal 2012 second quarter and six months as compared to fiscal 2011 was primarily due to other gains of a non-recurring $3 million from the sale of a BSS investment in a private entity in fiscal 2011 and reduction of equity earnings in fiscal 2012, offset by increases in foreign currency gains related to the Company’s foreign currency forwards and options program in fiscal 2012.

Taxes

The Company's effective tax rate was (0.4%) and 2.7% for the second quarter and six months ended September 30, 2011, and 29.8% and 30.4% for the second quarter and six months ended October 1, 2010. There were three major events that had a significant impact on the effective tax rate for the six months ended September 30, 2011, as compared to the effective tax rate for the six months ended October 1, 2010.  During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and had a favorable impact on the effective tax rate for the six months ended September 30, 2011 of 4.4%.  During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to the audit settlement and expiration of statute of limitations of approximately $112 million which had a favorable impact on the effective tax rate for the six months ended September 30, 2011 of 4.1%.  Also during the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge which was mostly not deductible for tax purposes. The goodwill impairment charge had a significant impact on the effective tax rate for the second quarter and six months ended September 30, 2011 and was the primary driver of the remaining difference between the effective tax rate and statutory tax rate of 35%.

During the second quarter of fiscal 2012, the Company settled the IRS examination of its consolidated U.S. tax returns for fiscal 2005 through fiscal 2007.  The nature of the significant items subject to examination included depreciation, amortization, R&D credits, and U.S. related international tax issues.  In addition, the statute of limitations for fiscal 2005 through fiscal 2007 closed in September 2011.  Also, during the second quarter of fiscal 2012, the Company settled an audit for fiscal 2004 through 2005 in Canada.

During the six months ended September 30, 2011, the Company’s uncertain tax positions decreased by $185 million, net of $75 million of tax attributes and excluding interest and penalties, as compared to the fiscal year end 2011.  The decrease in uncertain tax positions related to the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012 was $186 million, net of $26 million of tax attributes and excluding interest and penalties.  In addition, there was an increase in uncertain tax positions of $13 million, net of $49 million of tax attributes, related to the acquisitions of iSOFT and AppLabs.  As of September 30, 2011, the Company's liability for uncertain tax positions was $220 million, which was included in non current liabilities on the Company's balance sheet, including interest of $29 million ($18 million net of tax) and penalties of $16 million.

As of September 30, 2011, the Company’s liability for uncertain tax positions included $123 million related to amounts that, if recognized, would affect the effective tax rate, excluding related interest and penalties.

During the six months ended September 30, 2011, the Company recorded an interest benefit of $38 million ($24 million net of tax) and had a net release of penalties of $18 million.  The reduction in interest and penalties was primarily a result of the settlement of the IRS examination and lapse of the statute of limitations.  Going forward, interest expense is expected to continue to accrue at approximately $2 million quarterly (net of tax benefit) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings (Loss) Per Share

Earnings per share, on a diluted basis, decreased $19.74 and $19.47 for the second quarter and six months ended September 30, 2011, as compared to the same period of the prior fiscal year. The decrease was due to a decrease in net income attributable to CSC common shareholders of $3,061 million and $3,021 million for the second quarter and six months in fiscal 2012 as compared to fiscal 2011.

Net income attributable to CSC common shareholders decreased primarily due to a settlement charge of $269 million that resulted from the settlement of claims with the government (see Note 16) and goodwill impairment of $2,685 million (see Note 14).

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

Cash Flows

The Company’s cash flows were as follows:

	Six Months Ended
	September 30, 2011	October 1, 2010
(Amounts in millions)
Net cash (used in) provided by operating activities	$(40)	$342
Net cash used in investing activities	(903)	(458)
Net cash provided by (used in) financing activities	119	(47)
Effect of exchange rate changes on cash and cash equivalents	(35)	36
Net decrease in cash and cash equivalents	(859)	(127)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at quarter end	$978	$2,657

Net cash used in operations for the first six months of fiscal 2012 was $382 million lower than the net cash provided by operations of $342 in the comparable period of fiscal 2011. The decrease was primarily driven by the repayment of $265 million of advance payments to NHS in the second quarter of fiscal 2012 and higher vendor payments, offset by higher customer collections and lower cash taxes paid in the six months of fiscal 2012.

Net cash used in investing activities for the first six months of fiscal 2012 was $445 million higher than net cash used in the comparable period of the prior year. The increase was primarily due to payments for four business acquisitions in fiscal 2012, higher purchases of software on outsourcing contracts, and cash flows from business dispositions during fiscal 2011.

Net cash provided by financing activities for the first six months of fiscal 2012 was $119 million, a $166 million increase over the $47 million used for the comparable period of the prior year. This increase was primarily due to borrowings under the Company’s commercial paper program and existing credit facilities, offset by higher principal payments on long-term debt, including the debt acquired as a part of the iSOFT acquisition, and payments to CSC common stockholders and non-controlling interests.

Depreciation of certain foreign currencies against the U.S. dollar, primarily the Euro, the Australian dollar, and the Indian rupee, negatively impacted cash and cash equivalents by $71 million in the second quarter of fiscal 2012 as compared to the second quarter of the prior year.

Free cash flow decreased $539 million to an outflow of $671 million for the first six months of fiscal 2012 compared to an outflow of $132 million in the comparable period of the prior year. The decrease was primarily the result of repayment of advancement payments to NHS, increased software purchases, and higher principal payments against long-term debt, including debt acquired as part of the iSOFT acquisition as noted above.

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

Liquidity and Capital Resources

The balance of cash and cash equivalents was $978 million at September 30, 2011, and $1,837 million at April 1, 2011. The decreased balance is primarily a result of investing cash outflows of $903 million, partially offset by financing cash inflows of $119 million during the first six months of fiscal 2012.

Equity during the six months of fiscal 2012 decreased $2,824 million primarily from net loss attributable to CSC shareholders of $2,694 million, a decrease in accumulated other comprehensive income (AOCI) of $101 million, and dividends declared of $62 million. Net loss attributable to CSC shareholders was primarily due to two one-time charges, the settlement agreement with the U.S. government and the impairment of goodwill in three reporting units (see Note 14 and Note 16). The decrease in AOCI was primarily due to a decrease in foreign currency translation adjustments.

At the end of the first six months of fiscal 2012, CSC’s ratio of debt to total capitalization was 40.8%, up 15.4% from 25.4% at the end of fiscal year 2011 due to both the increase in debt and equity reductions due to goodwill impairment. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the second quarter of fiscal 2012 and as of fiscal year end 2011.

	As of
Amounts in millions	September 30, 2011	April 1, 2011
Debt	$3,265	$2,579
Equity	4,736	7,560
Total capitalization	$8,001	$10,139
Debt to total capitalization	40.8%	25.4%

At September 30, 2011, the Company had $787 million of short-term borrowings primarily comprised of $505 million of short-term commercial paper, and $198 million of current maturities of long-term debt. In addition, the Company had $2,478 million of long-term debt. The Company’s commercial paper program is backed by the $1.5 billion committed line of credit.

At September 30, 2011, the Company had approximately $733 million of non-U.S. dollar denominated cash and cash equivalents all of which is held outside of the U.S.  While cash outside the U.S. is not presently available to fund domestic operations or obligations without paying a significant amount of taxes upon their repatriation, as stated above, the Company’s non-U.S. cash has been and it is management’s intent that such cash will continue to be used to only fund non-U.S. acquisitions and capital needs. The recent acquisitions of AppLabs Technologies Private Limited and iSOFT Group in the second quarter of fiscal 2012 were completed with the use of non-U.S. cash.  Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

The Company's total liquidity is comprised of cash and cash equivalents plus any borrowing availability under its credit facility. As of September 30, 2011, the Company's total liquidity was approximately $2.0 billion comprised of $1.0 billion of available commercial paper drawdown and $1.0 billion of cash on hand.

In the opinion of management, the Company will be able to meet its short-term liquidity requirements for both the U.S. and international operations through the combination of cash flows from operating activities, current cash balances, the issuance of Commercial Paper and a $1.5 billion line of credit which expires on March 18, 2015. If there were any additional long term liquidity requirements (i.e. longer than 12 months), these would likely be financed by the issuance of debt, and/or equity securities.  Although the Company cannot offer any assurances on the terms of any issuances of debt or equity, the Company is confident that both the debt and equity markets will continue to be available to CSC.

The Company and the U.K. National Health Service (NHS) are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment. Since 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS have discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million which would reduce the total contract value to approximately £2.1 billion or $3.3 billion. Terms related to this scope modification and contract value reduction are included in the memorandum of understanding (MOU) described below.

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

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Notwithstanding the dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU. Pennine subsequently elected not to continue with the Lorenzo deployment, and Humber NHS Foundation Trust has been confirmed as the early adopter for mental health functionality to replace Pennine Care Mental Health Trust.   CSC and the NHS are preparing to formally document this replacement under the contract.

As described above, NHS and the Company have been in discussions since 2010 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction in scope and related total contract value. Beginning in the second half of fiscal year 2011, the MOU discussions have also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties. The MOU generally represents a non-binding agreement in principle; however, it includes a legally binding standstill agreement which provides that while the parties are negotiating a contract amendment to implement the terms of the MOU, neither party will pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011. Subsequent government reviews of the MOU are and have been occurring and final government approval is still pending. The Company has not been advised of a date by which final government action on the MOU is expected. A review of the overall NHS IT program for delivery of an integrated electronic patient records system, including but not limited to the Company’s contract with NHS, was conducted by the U.K. Major Projects Authority, the joint U.K. Cabinet Office-Treasury body which oversees large public sector projects, and is described further below.  The U.K. House of Commons Public Accounts Committee also undertook a review of the overall NHS IT program and issued its report on August 3, 2011. The Committee’s report is critical of the performance of the IT suppliers involved in the program, including that of the Company, and of NHS’ management of the program, as well as the benefits achieved under the program to date. Further, the Committee recommends that the Department of Health should review whether to continue the program and whether the remaining program funding should be spent elsewhere. The Committee also recommends that the Major Projects Authority exercise close scrutiny over the NHS’ continuing negotiations with the Company and that the government give serious consideration to whether the Company has proved itself fit to tender for other government work. Although NHS advised the Public Accounts Committee in the Committee’s May 23, 2011, public hearing that it intended to go forward with the IT program and to complete negotiations with the Company, and the Company has not been advised otherwise by NHS to date, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms would be negotiated and included in the MOU.

On September 22, 2011 the U.K. Major Projects Authority, the joint U.K. Cabinet Office – Treasury body which oversees large public sector projects, published in redacted form its “Programme Assessment Review of the National Programme for IT” (NPfIT) following completion of its review of the overall NHS IT program for delivery of an integrated electronic patient records system. The review included a review of the Company’s Local Service Provider contract. The Major Projects Authority concluded that the elements and vision of NPfIT relating to connectivity and flexibility remain valid, however the view of a single all encompassing service delivering full integration does not align with the needs of clinicians and should be simplified. The report also concluded that the Local Service Provider contracts, including the Company’s contract, are owned centrally but delivered into a care setting that is the responsibility of individual trusts and, therefore, authority and responsibility under these contracts in the future should be clearly aligned in the new NHS environment of local decision making. The Company has publicly expressed its full support for this direction, which was first announced by the NHS in September 2010, and believes that the significantly modified, more flexible approach proposed by the Company in the MOU to drive faster deployment and support more localized decision making will enable the U.K. government to reap the benefits required from past investments. In a statement issued on September 22, 2011, Cabinet Office ministers and NHS officials stated that they would continue to work with existing suppliers, such as the Company, to determine the best way to deliver services in a way which allows the local NHS to exercise choice while delivering the best value for money. The Company has reiterated to the U.K. government its view that these factors were key principles on which the parties conceived and negotiated the MOU. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU. However, there can be no assurance that the MOU will be approved nor, if it is approved, what final terms will be negotiated and included in the MOU.

Progress is continuing in development and deployment projects under the contract in cooperation with the NHS, although progress has been constrained due to the uncertainty created by the government approval process.

As of September 30, 2011, the Company had a net investment in the contract of approximately £909 million ($1.4 billion), which includes primarily $257 million of receivables, $1,212 million of contractual work in progress recorded in prepaid expenses and other current assets, $38 million of advance contract payments recorded in deferred revenue, and $44 million of dedicated computer equipment. As a result of the contract amendment anticipated by the MOU, the Company estimates that total contract value will be reduced by £764 million ($1,194 million). The MOU also anticipates that the contract term will be extended one year to June 2017 and the Company estimates revenue of £1.5 to £2.0 billion ($2.3 to $3.1 billion) over that remaining term. During the fourth quarter of fiscal year 2011, the Company recorded a contract inception-to-date adjustment reducing inception to date profit on the contract by $57 million and reduced the estimated margin rate for the remainder of the contract period, primarily due to increases in cost estimates for deployments, schedule delays and a reduced number of contractually required deployments under the contract amendment anticipated by the MOU. These adjustments reflect the Company’s estimated cost to complete the contract under the terms of the contract amendment as reflected in the MOU. With these amendments, the contract remains profitable and the Company would recover its investment. A decision by the U.K. government not to approve the terms of the MOU, however, could result in a charge to reduce the contract profitability recognized to date, reduce future contract profitability, have material adverse impact on the Company’s cash flows, and could impair the Company’s net investment in the contract.

On April 1, 2011, pursuant to the Company's Local Service Provider contract, the NHS made an advance payment to the Company of £200 million (currently approximately $313 million) related to the forecasted charges expected by the Company during fiscal year 2012. The amount of this advance payment contemplated the scope and deployment schedule expected under the MOU and the parties had anticipated that the MOU would be completed and contract amendment negotiations would be underway by September 30, 2011.  The advance payment agreement provided the NHS the option to require repayment of the advance payment if the parties were not progressing satisfactorily toward completion of the expected contract amendment by September 30, 2011. Because completion of the MOU has been subject to delays in government approvals and, as a result, contract amendment negotiations have not progressed, the NHS required the Company to repay approximately £170 million (approximately $265 million) of the April 1, 2011 advance payment on September 30, 2011, and the Company agreed and made the repayment as requested. Also on September 30, 2011, the NHS and the Company entered into an extended advance payment agreement providing for an advance payment of approximately £24 million (currently approximately $38 million) to the Company in respect of certain forecasted charges for the Company's fiscal year 2012. The extended advance payment agreement acknowledges that the Company’s Local Service Provider contract, as varied by the parties in 2010, is subject to ongoing discussions between the parties with the intention of entering into a memorandum of understanding setting out the commercial principles for a further set of updated agreements. The Company intends to discuss the extended advance payment structure and certain fiscal year 2012 deployment charges with the NHS in connection with the MOU negotiations. However, there can be no assurance that the parties will enter into the MOU or that the Company's forecasted charges under the contract for the remainder of fiscal year 2012 will not be materially adversely affected as a result of the delay in completing the MOU and the related contract amendment.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and would be subject to claims by the Company as further described below.  The Company believes that NHS, when considering its alternatives of maintaining the contract in existing or varied form or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees, damages and costs that may be payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  In addition, if NHS terminated the contract for convenience, possible claims that the Company has against NHS include claims for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies or for costs associated with change.  In the event of termination for convenience, the contract states that the total amount recoverable by the Company solely from termination fees payable by NHS is determined in accordance with a contractual formula. This formula includes a cap which varies by reference to the date of termination, but in any event decreases on a monthly basis with total elimination of termination fees by April 2015.  Based upon events to date, the Company does not anticipate that the NHS will terminate the contract.  However, if NHS had terminated the entire contract for convenience with immediate effect at September 30, 2011, the termination fee would have been capped at approximately £430 million ($672 million).  In addition, the Company would be entitled by way of termination fee to a sum to compensate for the profit that CSC would have earned over the following 12 months had the contract not been terminated. Additional amounts recoverable from claims by the Company or any mitigation efforts by the Company, while they may be substantial, are uncertain and cannot be reasonably estimated at this time.   The Company’s total recovery in a termination for convenience scenario, therefore, would depend on a number of factors but would likely be materially less than the net asset value associated with the contract. Future deployment delays caused by the Company could increase this shortfall materially until a contract amendment is signed.

There can be no assurance that the Company and NHS will enter into the MOU or will successfully conclude negotiations and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU. The time required to complete a contract amendment that are less favorable than the MOU, is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur. The failure to enter into the MOU, the final terms of any contract amendment, that are less favorable than the MOU, a significant delay in completing a contract amendment, a failure to conclude a contract amendment, or a termination of the contract by NHS for convenience would result in a charge to reduce the contract profitability recognized to date and/or an impairment of the Company’s net investment in the contract and have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.

If the parties do not enter into the MOU and successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.  If the NHS wrongfully terminated the contract on the basis of alleged material breach by the Company, the Company believes that the Company’s recovery for damages would be substantial.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies as of September 30, 2011, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011. For the six months ended September 30, 2011, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated condensed financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the consolidated condensed financial statements.

During the fiscal quarter ended September 30, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15, Commitments and Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies,” and Note 16, Settlement of Claims with U.S. Government, contained in Part I – Item 1 of this filing.  Such information is incorporated herein by reference and made a part hereof.

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

As previously disclosed, in fiscal year 2011, the Company initiated an investigation into certain accounting adjustments in our MSS segment, primarily involving accounting irregularities in the Nordic region.   Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation.  On January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation relating to these matters and other matters subsequently identified by the SEC, with which the Company is cooperating.  On May 2, 2011, the Audit Committee of the Board of Directors commenced an independent investigation into matters relating to MSS and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement and certain other accounting matters identified by the Audit Committee in the course of the investigation and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation.  Independent counsel has retained forensic accountants to assist their work.  Independent counsel also represents CSC on behalf of, and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.
The Audit Committee’s investigation also has been expanded to encompass the Company’s Operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been suspended.

The Audit Committee's investigation also has been expanded to encompass a review of (i) certain aspects of the Company's accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company's contracts and related disclosures that involve percentage of completion accounting methodology. These activities are in the early stage.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustment in the connection with the above-reference accounting errors, the Company’s conclusions regarding the materiality of such adjustments and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the Division of Enforcement and the Audit Committee, as well as the review of our financial disclosures by the Division of Corporation Finance, are continuing and could identify other accounting errors, irregularities and other areas of review.  As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business.  We are unable to predict how long the Division of Enforcement’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us.  In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance’s review of our financial disclosures or the outcome of such review.  Publicity surrounding the foregoing or any enforcement action as a result of the SEC’s investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition or results of operations. See Note 4 to the consolidated financial statements for further discussion.

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

CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system.  On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment.  Negotiation of the terms of the MOU have been confirmed by the NHS to be substantially completed in May 2011.  Subsequent government reviews of the MOU have occurred and are occurring and final government approval is still pending.  The Company has not been advised of a date by which final government action on the MOU is expected or whether, or on what terms, the MOU will be approved.

There can be no assurance that the Company and NHS will successfully conclude negotiations of the MOU and enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will reflect the terms of the MOU.  The time required to complete a contract amendment is uncertain and while the Company expects completion, signing and approval of a contract amendment in fiscal year 2012, further unexpected delays could occur. The failure to enter into the MOU, the final terms of any contract amendment, a significant delay in completing a contract amendment, a failure to conclude a contract amendment, or a termination of the contract by NHS for convenience would result in a charge to reduce the contract profitability recognized to date and/or an impairment of the Company's net investment in the contract and have a material adverse effect on the Company's consolidated financial position, results of operations and cash flow (see Notes 14 and 15 to the consolidated financial statements for further discussion).

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

9.	We could suffer additional losses due to asset impairment charges.

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

For fiscal 2011, approximately 37% of recognized revenues were denominated in currencies other than the U.S. dollar. As a result, we are exposed to various risks associated with operating in multiple countries including exposure to fluctuations in currency exchange rates. While this risk is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

We are required under the Sarbanes-Oxley Act of 2002 to provide a report from management to our shareholders on our internal control over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance that a material misstatement does not exist or to detect a material misstatement may cause us to be unable to meet our filing requirements and the resulting negative publicity may adversely affect our business, and our stock price may be materially and adversely affected.

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

20.	Security breaches or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

In the ordinary course of our business, we develop, install and maintain systems and networks which manage and store sensitive data of our customers, including personal information and information relating to sensitive government functions. The security and privacy of information stored or managed by our systems is subject to numerous international, U.S. federal and state laws. While we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

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

The Company enters into foreign currency forward contracts and options with a number of counterparties.  As of September 30, 2011, the Company had outstanding foreign currency forward contracts with a notional value of $1,412 million and outstanding option contracts with a notional value of $347 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract.  During an economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;
•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;
•
the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

25.	Catastrophic events or climate conditions may disrupt CSC’s business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 30, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 2, 2011 to July 29, 2011	-	$-	-	-
July 30, 2011 to August 26, 2011	384	$30.07	-	-
August 27, 2011 to September 30, 2011	1,647	$26.85	-	-

(1)
The Company accepted 2,031 shares of its common stock in the quarter ended September 30, 2011, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the new repurchase program. The approximate amount for which shares may yet be purchased under this program at September 30, 2011 is $935 million.

ITEM 4. REMOVED AND RESERVED

This section intentionally left blank.

ITEM 5. OTHER EVENTS

Reserved

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2	Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 2011)

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws effective December 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 12, 2010)

4.1	Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2008)

4.2	Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on From 8-K dated February 10, 2003)

4.3	First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 10, 2003)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.4	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.5	2011 Omnibus Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 8, 2011)

10.6	Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.7	Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.8	Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.9	Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.10	Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report ;on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarter Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.12	Form of Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.13	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.14	Form of International Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

Exhibit Number	Description of Exhibit

10.15	Form of International Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.16
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.17	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18	Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.19	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K dated December 4, 2007)

10.20	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.21	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.22	Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.23	Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.24	Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.25	Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.26	Form of Indemnification Agreement for officers(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)

10.27	2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)

10.34	Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1)

10.35	Retention Letter with Peter Allen effective August 22, 2011(1)

Exhibit Number	Description of Exhibit

10.36	Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2011)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K filed December 16, 2008)

101.INS	XBRL Instance(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation(2)

101.LAB	XBRL Taxonomy Extension Labels(2)

101.PRE	XBRL Taxonomy Extension Presentation(2)

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

COMPUTER SCIENCES CORPORATION

Date: November 9, 2011	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)