Form 10-Q/A
period 2011-09-30
COMPUTER SCIENCES CORP
filed 2011-11-16
CIK 23082

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

155,060,761shares of Common Stock, $1.00 par value, were outstanding on October 28, 2011.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Computer Sciences Corporation (“CSC” or the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Original Filing”) which was filed with the Securities and Exchange Commission on November 9, 2011.  CSC is filing this Amendment No. 1 solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T that was not included in the Original Filing.  Exhibit 101 includes information about CSC in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and CSC has not updated disclosures included therein to reflect any events that occurred subsequent to November 9, 2011.

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

10.17	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18	Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.19	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K dated December 4, 2007)

10.20	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.21	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.22	Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.23	Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.24	Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.25	Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.26	Form of Indemnification Agreement for officers(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)

10.27	2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

Exhibit Number	Description of Exhibit

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)

10.34	Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(2)

10.35	Retention Letter with Peter Allen effective August 22, 2011(2)

10.36	Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2011)

31.1	Section 302 Certification of the Chief Executive Officer(2)

31.2	Section 302 Certification of the Chief Financial Officer(2)

32.1	Section 906 Certification of the Chief Executive Officer(2)

32.2	Section 906 Certification of the Chief Financial Officer(2)

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