Form 10-Q
period 2011-12-30
COMPUTER SCIENCES CORP
filed 2012-02-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2011

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

155,074,995 shares of Common Stock, $1.00 par value, were outstanding on January 27, 2012.

(i)

PART I, ITEM 1.  FINANCIAL STATEMENTS
COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Revenues	$3,764	$3,995	$11,763	$11,840

Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	3,237	3,221	9,885	9,539
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	-	1,281	-
Costs of services - settlement charge (excludes amount charged to revenue of $42)	-	-	227	-
Selling, general and administrative	275	242	846	731
Depreciation and amortization	302	269	870	797
Goodwill impairment	60	-	2,745	-
Interest expense	43	43	131	126
Interest income	(8)	(8)	(32)	(25)
Other (income) expense, net	12	(2)	1	(14)
Total costs and expenses	5,202	3,765	15,954	11,154

(Loss) income from continuing operations before taxes	(1,438)	230	(4,191)	686
Taxes on income	(45)	(14)	(118)	123
(Loss) income from continuing operations	(1,393)	244	(4,073)	563
Income (loss) from discontinued operations, net of taxes	2	(1)	1	21
Net (loss) income	(1,391)	243	(4,072)	584

Less: Net (loss) income attributable to noncontrolling interest, net of tax	(1)	1	12	15
Net (loss) income attributable to CSC common shareholders	$(1,390)	$242	$(4,084)	$569

Earnings (loss) per share:
Basic:
Continuing operations	$(8.97)	$1.58	$(26.36)	$3.55
Discontinued operations	0.01	(0.01)	0.01	0.14
	$(8.96)	$1.57	$(26.35)	$3.69
Diluted:
Continuing operations	$(8.97)	$1.55	$(26.36)	$3.51
Discontinued operations	0.01	(0.01)	0.01	0.13
	$(8.96)	$1.54	$(26.35)	$3.64

Cash dividend per common share	$0.20	$0.20	$0.60	$0.50

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per share data)	December 30, 2011	April 1, 2011

ASSETS
Cash and cash equivalents	$898	$1,837
Receivables, net of allowance for doubtful accounts of $42 (2012) and $46 (2011)	3,296	3,719
Prepaid expenses and other current assets	477	2,001
Total current assets	4,671	7,557

Property and equipment, net of accumulated depreciation of $3,867 (2012) and $3,853 (2011)	2,470	2,496
Outsourcing contract costs, net	602	647
Software, net	666	562
Goodwill	1,718	4,038
Other assets	971	820
Total assets	$11,098	$16,120

LIABILITIES
Short-term debt and current maturities of long-term debt	$259	$170
Accounts payable	397	517
Accrued payroll and related costs	684	817
Other accrued expenses	1,198	1,291
Deferred revenue	642	987
Income taxes payable and deferred income taxes	212	396
Total current liabilities	3,392	4,178

Long-term debt, net of current maturities	2,470	2,409
Income tax liabilities and deferred income taxes	491	511
Other long-term liabilities	1,499	1,462

EQUITY
Common stock, par value $1 per share, authorized 750,000,000 shares, issued 163,568,728 (2012) and 162,873,485 (2011)	164	163
Additional paid-in capital	2,168	2,120
Retained earnings	2,118	6,296
Accumulated other comprehensive loss	(871)	(690)
Less: common stock in treasury, at cost, 8,507,298 shares (2012) and 8,392,668 shares (2011)	(389)	(385)
Total CSC stockholders’ equity	3,190	7,504
Noncontrolling interest in subsidiaries	56	56
Total equity	3,246	7,560
Total liabilities and equity	$11,098	$16,120

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Cash flows from operating activities:
Net (loss) income	$(4,072)	$584

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization and other non-cash charges	933	857
Goodwill impairment	2,745	-
Specified contract charge	1,485	-
Settlement charge	269	-
Stock based compensation	36	46
Provision for losses on accounts receivable	6	7
Unrealized foreign currency exchange loss (gain)	5	(5)
Loss (gain) on dispositions	6	(33)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	109	(50)
Decrease in liabilities	(842)	(602)

Net cash provided by operating activities	680	804

Cash flows from investing activities:
Purchases of property and equipment	(433)	(513)
Outsourcing contracts	(142)	(79)
Acquisitions, net of cash acquired	(368)	(158)
Business dispositions	-	54
Software purchased or developed	(172)	(127)
Other investing activities, net	27	88

Net cash used in investing activities	(1,088)	(735)

Cash flows from financing activities:
Net borrowings of commercial paper	-	335
Borrowings under lines of credit	94	47
Repayment of borrowings under lines of credit	(46)	(1,545)
Principal payments on long-term debt	(433)	(63)
Proceeds from stock options	15	26
Excess tax benefit from stock based compensation	2	2
Dividend payments	(93)	(46)
Other financing activities, net	(10)	(19)

Net cash used in financing activities	(471)	(1,263)

Effect of exchange rate changes on cash and cash equivalents	(60)	39

Net decrease in cash and cash equivalents	(939)	(1,155)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at end of period	$898	$1,629

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560

Comprehensive (loss) income:
Net (loss) income				(4,084)			(4,084)	12	(4,072)
Currency translation adjustment					(180)		(180)		(180)
Unfunded pension obligation					(1)		(1)		(1)
Comprehensive (loss) income							(4,265)	12	(4,253)
Stock based compensation expense			36				36		36
Stock option exercises and other common stock transactions	696	1	12			(4)	9		9
Cash dividends declared				(93)			(93)		(93)
Distributions and other				(1)			(1)	(12)	(13)
Balance at December 30, 2011	163,569	$164	$2,168	$2,118	$(871)	$(389)	$3,190	$56	$3,246

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Common Stock in	Total CSC	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Treasury	Equity	Interest	Equity
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508

Comprehensive income:
Net income				569			569	15	584
Currency translation adjustment					83		83		83
Unfunded pension obligation					78		78		78
Comprehensive income							730	15	745
Stock based compensation expense			46				46		46
Stock option exercises and other common stock transactions	786	1	26			(4)	23		23
Cash dividends declared				(77)			(77)		(77)
Distributions and other				(1)			(1)	(22)	(23)
Balance at December 31, 2010	163,020	$163	$2,078	$6,200	$(891)	$(383)	$7,167	$55	$7,222

See accompanying notes.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation
Computer Sciences Corporation (CSC or the Company) has prepared the unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarter and nine months ended December 30, 2011, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011 (fiscal 2011). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Consolidated Condensed Statements of Operations for the quarter and nine months ended December 31, 2010, have been recast from those presented in the previously filed Form 10-Q, to reflect discontinued operations of a business sold in the second quarter of fiscal 2011, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The Consolidated Condensed Statements of Operations for the quarter and nine months ended December 30, 2011 include separate line items for “Costs of services – specified contract charge”, “Costs of services – settlement charge” and “Goodwill impairment”.  The specified contract charge is discussed further in Note 15, the settlement charge is discussed further in Note 17, and the goodwill impairment is discussed further in Note 14.

The Company recognized significant changes in estimated profitability on certain contracts accounted for in accordance with the percentage of completion method. The net impact of these adjustments, excluding the specified contract write off, was a decrease in pre-tax earnings of $79 million and $124 million for the third quarter and nine months ended December 30, 2011, respectively, and a decrease in pre-tax earnings of $22 million and an increase in pre-tax earnings of $19 million, respectively, for the comparable periods in the prior year.

Depreciation expense was $201 million and $568 million for the quarter and nine months ended December 30, 2011, respectively, and $173 million and $515 million for the quarter and nine months ended December 31, 2010, respectively.

Contractual work in process balances at December 30, 2011, and April 1, 2011, of $40 million and $1,162 million, respectively, are included in prepaid expenses and other current assets. The significant change is further explained in Note 15.

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality, should they occur, would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $90 million.

The components of accumulated other comprehensive losses, net of taxes, are as follows:
	As of
(Amounts in millions)	December 30, 2011	April 1, 2011

Foreign currency translation adjustment	$104	$284
Unfunded pension obligation	(975)	(974)
Accumulated other comprehensive loss	$(871)	$(690)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2—Recent Accounting Pronouncements
New Accounting Standards

In November 2010, the FASB issued Accounting Standards Update (ASU) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—A Consensus of the FASB Emerging Issues Task Force.” The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in the update became effective at the beginning of CSC’s fiscal year ending March 30, 2012 (fiscal 2012) and did not have a material effect on CSC’s Consolidated Condensed Financial Statements.

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

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force," which amends Topic 605: Revenue Recognition. This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in the update establish a selling price hierarchy for determining the selling price of a deliverable and eliminate the residual method of allocation. The selling price used for each deliverable is based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Vendors are required to determine their best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The adoption of ASU 2009-13 is applicable only to non-software transactions as software transactions will continue to be accounted for using guidance applicable to software transactions. The Company adopted amendments in the update effective at the beginning of fiscal 2012 on a prospective basis, and they did not have a material effect on CSC's financial statements.

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

Standards Issued But Not Yet Effective

On June 16, 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.   On December 23, 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the requirement under ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income for all periods presented.  The amendments in both updates become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be CSC's fiscal 2013.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment.  The amendments in the ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary.  However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4.  The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test.  The entity may resume performing the qualitative assessment in any subsequent period.  The amendments in the update become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be CSC's fiscal 2013, with early adoption permitted.  The adoption of this amendment is not expected to have a material effect on CSC’s Consolidated Condensed Financial Statements.

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which provides guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements.  The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or subject to an enforceable master netting arrangement or similar agreement.  ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement.  The amendments in the update become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of the amendments of this update is not expected to have a material effect on CSC’s Consolidated Condensed Financial Statements.

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

CSC acquired all of the outstanding shares in iSOFT for cash consideration of $200 million, and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition.  The acquisition was funded through CSC’s existing cash balances.  Acquisition costs recorded during the third quarter and nine month period were $2 million and $11 million, respectively, and are included in the selling, general and administrative expenses in the Company’s consolidated condensed statement of operations for the nine months ended December 30, 2011.

Prior to the acquisition, the Company and iSOFT had a subcontracting agreement related to the development and delivery of software and IT services under the Company’s U.K. National Health Service (NHS) contract.  The agreement was effectively settled upon the completion of the acquisition.  The Company evaluated whether any settlement gain or loss arose due to the settlement of the pre-existing relationship, and determined that the subcontract was at market and no settlement gain or loss was recognized.

The results of iSOFT have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition within its Business Solutions and Services (BSS) segment.  During the nine months ended December 30, 2011, iSOFT contributed revenues of $81 million and an operating loss of $58 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles.  The operating loss was offset by currency gains of $15 million, resulting in an effective pre-tax loss of $43 million.  The currency gains, which resulted from unhedged inter-company loans are included in other income. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred on April 3, 2010 for all periods presented:
	As Reported		Pro Forma
	Quarter Ended		Quarter Ended
Amounts in millions, except per share data	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenue	$3,764	$3,995	$3,764	$4,048
Net (loss) income attributable to CSC common shareholders	(1,390)	242	(1,390)	221
Basic EPS	(8.96)	1.57	(8.96)	1.43
Diluted EPS	(8.96)	1.54	(8.96)	1.41

	As Reported		Pro Forma
	Nine Months Ended		Nine Months Ended
Amounts in millions, except per share data	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenue	$11,763	$11,840	$11,841	$11,984
Net (loss) income attributable to CSC common shareholders	(4,084)	569	(4,153)	475
Basic EPS	(26.35)	3.69	(26.79)	3.08
Diluted EPS	(26.35)	3.64	(26.79)	3.04

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations.  The information for the nine months ended December 30, 2011 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011, and the nine months ended December 31, 2010 information has been adjusted to exclude $290 million of goodwill impairment recorded by iSOFT in June 2010.  Additionally, the nine months ended December 30, 2011 information has been adjusted to exclude the transaction costs of $11 million, and the nine months ended December 31, 2010 information has been adjusted to include the transaction costs of $11 million.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:
(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$32
Trade and other receivables	117
Other current assets	11
Deferred tax assets	22
Intangible assets	212
Property and equipment	20
Trade payables and accrued expenses	(60)
Deferred revenue	(54)
Current income tax liabilities	(6)
Debt	(315)
Deferred taxes, uncertain tax positions, and other long-term liabilities	(67)
Total identifiable net assets acquired	(88)
Goodwill	288
Total purchase price	$200

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As of the acquisition date, the fair value of receivables approximated book value, which included billed and unbilled receivables and the historical allowance for uncollectible amounts of $10 million.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

Amounts in millions	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$92	10-13
Software	116	5-7
Trade names	4	1
Total intangible assets	$212

The entire amount of goodwill is associated with the Company’s Business Solutions and Services (BSS) segment, and is attributable to expected increases in the Company’s market capabilities, synergies from combining operations, and the value of the acquired workforce. Of the estimated total goodwill, $71 million is estimated to be tax deductible.

The opening balance sheet stated above includes adjustments to the valuation of net assets acquired, based on additional information that became available during the third quarter of fiscal 2012. The adjustments resulted in a net increase of $20 million to goodwill, primarily from a $10 million decrease in the preliminary estimated fair value of intangible assets.

The purchase price allocation is still in process, and the allocation shown above is preliminary and based upon estimates which may change as additional information becomes available primarily related to valuation of purchased intangible assets and the acquired tax balances.  The Company expects to finalize the purchase price allocation prior to the filing of the fiscal 2012 Annual Report on Form 10-K.

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

The results of AppLabs have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition.  During the nine months ended December 30, 2011, AppLabs contributed revenues of $34 million and a net loss of $1 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles.  The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$4
Trade receivables	20
Other current assets	8
Intangible assets	33
Property and equipment	4
Trade payables and accrued expenses	(27)
Deferred taxes and uncertain tax positions	(18)
Other liabilities	(2)
Total identifiable net assets acquired	22
Goodwill	149
Total purchase price	$171

As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

Amounts in millions	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$31	2-8
Software	2	1-5
Total intangible assets	$33

The entire amount of goodwill is associated with the Company’s Managed Services Sector (MSS) segment, and is attributable to expected increases in the Company’s market capabilities and the value of the acquired workforce.  None of the goodwill is expected to be tax deductible.

The purchase price allocation is still in process, and the allocation shown above is preliminary and based upon estimates which may change as additional information becomes available, primarily related to the valuation of purchased intangible assets and acquired tax balances.  The Company expects to finalize the purchase price allocation prior to the filing of the fiscal 2012 Annual Report on Form 10-K.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Acquisitions

During fiscal 2012, CSC also acquired two small privately-held entities for $28 million in all-cash transactions plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions will enhance CSC’s offerings in the healthcare information technology and financial services industries.

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

The allocation of purchase price discussed in the paragraph above is preliminary and based upon estimates which may change as additional information becomes available relative to the determination of the fair value of the assets and liabilities acquired, primarily as it relates to the acquired tax balances.  The Company expects to finalize the purchase price allocation prior to the filing of the fiscal 2012 Form 10-K.

During the second quarter of fiscal 2011, CSC acquired two separate privately-held companies for $61 million in cash. The purchase consideration for the acquisitions was allocated to the net assets acquired based on their respective fair values at the dates of acquisition. The total purchase consideration was allocated as $8 million to software, $16 million to acquired intangible assets, $1 million to property and equipment, and $36 million to goodwill. Of the total goodwill, $10 million is associated with CSC’s BSS segment and $26 million with the NPS segment.

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

Note 4—Out of Period Adjustments

As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

Each of the Audit Committee’s and the SEC’s separate investigations have been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended and/or terminated. These investigative activities are ongoing.

Each of the Audit Committee’s and the SEC’s separate investigations also have been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting method, including the Company’s contract with NHS. These investigative activities are ongoing.

In the course of the review of the Americas Outsourcing accounting practices, accounting conventions used by the Company relating to intraperiod cost allocations were identified which have been determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis. As a result of this review, the Company assessed other operating units for similar practices which existed in certain units but there was no material impact outside of a fiscal year.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are hereinafter identified in this Note 4.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Fiscal 2012

During the third quarter and through the first nine months of fiscal 2012, the Company recorded various pre-tax adjustments, reducing income from continuing operations before taxes by $3 million and $31 million ($1 million and $23 million, net of tax), respectively, that should have been recorded in prior fiscal years.  In addition, during the third quarter of fiscal 2012, the Company recorded $3 million of net pre-tax adjustments reducing income from continuing operations that should have been recorded in the first and second quarter of fiscal 2012 and had no impact on prior fiscal years. Of these adjustments, $21 million and $5 million related to the third quarter and for the first nine months of fiscal 2011, respectively. The Company also recorded a $3 million income tax benefit in the third quarter of fiscal 2012 attributable to the reversal of a deferred tax liability related to the goodwill impairment recorded in the second quarter of fiscal 2012.

Australia Adjustments:

Based upon the information developed to date, and the Company’s assessment of the same, the Company has preliminarily identified and recorded during the third quarter and through the first nine months of fiscal 2012, $1 million and $20 million, respectively, of pre-tax adjustments reducing income from continuing operations relating to its operations in Australia. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“other errors”). Other accounting errors include both unintentional errors and errors for which the categorization is unclear. The impact of the adjustments is attributable to the following prior fiscal years:
(Amounts in millions)	Increase/(Decrease) in Income Before Taxes
	FY08 & Prior	FY09	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$-	$(1)
Other errors	(5)	(16)	5	(3)	(19)
	$5	$(23)	$1	$(3)	$(20)

As noted above, the Audit Committee investigation is still ongoing and the categorization of the adjustments noted above is subject to change. Such categorization was provided to the Company through the independent investigation.

Nordic Region Adjustments:

The Nordic pre-tax adjustments impacting prior fiscal years both identified and recorded in the first nine months of fiscal 2012 totaled $10 million. In the third quarter of fiscal 2012, two adjustments were identified in the Nordic region. One adjustment was a $2 million pre-tax adjustment that should have been recognized in the second quarter of fiscal 2012 and was identified and recorded in the third quarter of fiscal 2012. This adjustment, which had no impact on prior fiscal years, reduced income from continuing operations in the third quarter of fiscal 2012 and was related to recognition of a forward loss on a software contract. The second Nordic adjustment identified in the third quarter of fiscal 2012 was a $2 million adjustment that was recorded by the Company in the second quarter of fiscal 2011. During the ongoing Nordic investigation, it was determined that this adjustment had not been disclosed in the Company’s fiscal 2011 out of period adjustments. The adjustment was related to the inappropriate capitalization of operating costs and reduced income from continuing operations in the second quarter of fiscal 2011 but does not have an impact on fiscal 2012. The Nordic adjustments disclosed in the first quarter of fiscal 2012 included a $1 million error in the accounting for an operating lease attributable to fiscal 2010. The operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011. The Company attributes the Nordic adjustments identified and/or recorded through the third quarter of fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the Nordic operating lease and the adjustment related to the inappropriate capitalization of operating costs, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries.

Other Adjustments:

The Company also identified certain out of period adjustments related to operations outside of the Nordics and Australia regions, which decreased income from continuing operations by $2 million and $1 million for the third quarter and for the first nine months, respectively, of fiscal 2012. In addition, $1 million of net pre-tax adjustments, reducing income from continuing operations related to operations outside of the Nordic region and Australia, were recorded in the third quarter of fiscal 2012 that should have been recorded in the first and second quarters of fiscal 2012 with no impact on prior fiscal years.  These adjustments primarily included $7 million of costs associated with a termination settlement of a MSS outsourcing contract that should have been recognized in the second quarter of fiscal 2012.   The termination settlement was reached in early November, 2011 just prior to the November 9, 2011 filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2012. Offsetting the termination settlement were two adjustments in operating units outside of MSS.  These adjustments included a $2 million adjustment related to a correction of a foreign currency adjustment for the iSOFT acquisition related to the second quarter of fiscal 2012 and $4 million in adjustments noted by the Company in its assessment of accounting conventions relating to the intraperiod cost allocations mentioned above.  The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The pre-tax out of period adjustments recorded by the Company in the nine months ended December 30, 2011 are related to the following consolidated balance sheet line items as of December 30, 2011:

•	Property and equipment ($24 million decrease)
•	Prepaid expenses and other current assets ($4 million decrease)
•	Accounts receivable ($10 million decrease)
•	Accounts payable ($1 million decrease)
•	Accrued expenses and other current liabilities ($6 million decrease)

The impact of the consolidated Nordic, Australia and other out of period adjustments recorded in fiscal 2012 is immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2012, first nine months of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

The select line items of the Consolidated Condensed Statement of Operations for the third quarter and nine months ended December 30, 2011, impacted by the Nordic, Australia, and other out of period adjustments (under the rollover method) are shown below. Certain adjustments reflected below only impacted quarters within the annual period.

	Quarter ended December 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,764	$8	$3,772
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	3,237	(13)	3,224
Selling, general and administrative	275	3	278
Depreciation and amortization	302	6	308
Interest expense	43	-	43
Other (income) expense	12	6	18
Income from continuing operations before taxes	(1,438)	6	(1,432)
Taxes on income	(45)	5	(40)
Income from continuing operations	(1,393)	1	(1,392)
Income from discontinued operations, net of taxes	2	-	2
Net income attributable to CSC common shareholders	(1,390)	1	(1,389)
EPS – Diluted
Continuing operations	$(8.97)	$0.01	$(8.96)
Discontinued operations	0.01	-	0.01
Total	$(8.96)	$0.01	$(8.95)

	Nine months ended December 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,763	$17	$11,780
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	9,885	(14)	9,871
Selling, general and administrative	846	1	847
Depreciation and amortization	870	(2)	868
Interest expense	131	(3)	128
Other (income) expense	1	4	5
Income from continuing operations before taxes	(4,191)	31	(4,160)
Taxes on income	(118)	8	(110)
Income from continuing operations	(4,073)	23	(4,050)
Income from discontinued operations, net of taxes	1	-	1
Net income attributable to CSC common shareholders	(4,084)	23	(4,061)
EPS – Diluted
Continuing operations	$(26.36)	$0.15	$(26.21)
Discontinued operations	0.01	-	0.01
Total	$(26.35)	$0.15	$(26.20)

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

During the third quarter and nine months ended December 31, 2010, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $21 million ($11 million, net of taxes) and $55 million ($23 million, net of taxes), respectively, that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $25 million and $85 million for the third quarter and nine months ended December 31, 2010, respectively, of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $4 million and $30 million, respectively, of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with all of the $4 million and $26 million of the $30 million for the third quarter and nine months ended December 31, 2010, respectively, within MSS. These adjustments reduced MSS operating income (a non-GAAP measure) by $20 million and $58 million for the third quarter and nine months ended December 31, 2010, respectively, as discussed in Note 13, Segment Information. The Company also recorded out of period income tax benefits in the third quarter and nine months ended December 31, 2010 of $10 million and $32 million, respectively, consisting of $4 million and $12 million of income tax benefits related to the net out of period adjustments and $6 million and $20 million of unrelated income tax benefit adjustments, respectively. These out of period recorded adjustments are primarily attributable to fiscal 2010.

The cumulative roll over impact of the out of period recorded adjustments, including those identified in fiscal 2012, is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Income from continuing operations before taxes	Taxes on income	Net income attributable to CSC common shareholders
Fiscal 2011	$44	$14	$30
Fiscal 2010	(50)	(18)	(32)
Fiscal 2009	(28)	(7)	(21)
Prior fiscal years	3	3	-

Nordic Region Adjustments:

As part of closing the Company's financial statements for the third quarter and nine months ended December 31, 2010, management identified and recorded pre-tax out of period charges totaling $25 million and $85 million, respectively, in its Nordic operations. Based upon the Company's investigation, which extended into the fourth quarter of fiscal 2011, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the adjustments in the third quarter of fiscal 2011 and additional adjustments during the remainder of fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.

Other Adjustments:

During the third quarter and nine months ended December 31, 2010, the Company also identified pre-tax out of period adjustments of $4 million and $30 million, respectively, that increased income from continuing operations before taxes, of which $4 million and $26 million, respectively, relates to other MSS operations.

The remaining $4 million of pre-tax out of period adjustments during the nine months ended December 31, 2010 consist of a reduction of other accrued expenses related to non-MSS segments from an adjustment to corporate general and administrative expense. The Company also identified $6 million and $20 million of net out of period adjustments related to income tax benefits associated with complex tax positions in the third quarter and nine months ended December 31, 2010.

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011 and 2012 (in millions). Certain adjustments reflected below only impacted quarters within the annual period:

(Amounts in millions)	Quarter Ended December 31, 2010	Nine Months Ended December 31, 2010
Operating costs inappropriately capitalized	$8	$61
Misapplication of US GAAP	7	13
Miscellaneous errors	9	10
Total Nordic adjustments	24	84
Operating costs inappropriately capitalized	(1)	(2)
Misapplication of US GAAP	4	3
Miscellaneous errors	(2)	(1)
Total Australia adjustments	1	0
Other adjustments	(25)	(33)
Effect on income from continuing operations before taxes	-	51
Income tax benefit	3	(10)
Other income tax adjustments	(6)	(20)
Effect on net income attributable to CSC common shareholders	$(3)	$21

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The out of period adjustments through the nine months ended December 31, 2010 for inappropriately capitalized costs are related to the following consolidated balance sheet line items:

•	Outsourcing contract costs ($12 million decrease)
•	Prepaid expenses and other current assets ($35 million decrease)
•	Accounts receivable and other current assets ($5 million decrease)
•	Property and equipment ($7 million decrease)

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during the third quarter of fiscal 2011.

The select line items of the Consolidated Condensed Statement of Operations for the third quarter and nine months ended December 31, 2010, impacted by the out of period adjustments, including those identified in fiscal 2012 (under the rollover method) are shown below. Adjustments include unrecorded items which have not been recorded due to self-correction in a subsequent period. Certain adjustments reflected below only impacted quarters within the annual period.

	Quarter ended December 31, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,995	$7	$4,002
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	3,221	8	3,229
Selling, general and administrative	242	1	243
Depreciation and amortization	269	(1)	268
Interest expense	43	(1)	42
Other (income) expense	(2)	-	(2)
Income from continuing operations before taxes	230	-	230
Taxes on income	(14)	3	(11)
Income from continuing operations	244	(3)	241
Income from discontinued operations, net of taxes	(1)	-	(1)
Net income attributable to CSC common shareholders	242	(3)	239
EPS – Diluted
Continuing operations	$1.55	$(0.02)	$1.53
Discontinued operations	(0.01)	-	(0.01)
Total	$1.54	$(0.02)	$1.52

	Nine months ended December 31, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,840	$33	$11,873
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	9,539	(14)	9,525
Selling, general and administrative	731	-	731
Depreciation and amortization	797	(3)	794
Interest expense	126	(1)	125
Other (income) expense	(14)	-	(14)
Income from continuing operations before taxes	686	51	737
Taxes on income	123	30	153
Income from continuing operations	563	21	584
Income from discontinued operations, net of taxes	21	-	21
Net income attributable to CSC common shareholders	569	21	590
EPS – Diluted
Continuing operations	$3.51	$0.13	$3.64
Discontinued operations	0.13	-	0.13
Total	$3.64	$0.13	$3.77

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 – Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share (EPS) are calculated as follows:

	Quarter Ended
(Amounts in millions, except per share data)	December 30, 2011	December 31, 2010

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(1,392)	$243
From discontinued operations	2	(1)
	$(1,390)	$242

Common share information:
Weighted average common shares outstanding for basic EPS	155.061	154.526
Dilutive effect of stock options and other equity awards	-	2.190
Shares for diluted earnings (loss) per share	155.061	156.716

Basic EPS:
Continuing operations	$(8.97)	$1.58
Discontinued operations	0.01	(0.01)
	(8.96)	$1.57

Diluted EPS:
Continuing operations	$(8.97)	$1.55
Discontinued operations	0.01	(0.01)
	$(8.96)	$1.54

	Nine Months Ended
(Amounts in millions, except per share data)	December 30, 2011	December 31, 2010

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(4,085)	$548
From discontinued operations	1	21
	$(4,084)	$569

Common share information:
Weighted average common shares outstanding for basic EPS	154.983	154.378
Dilutive effect of stock options and other equity awards	-	2.056
Shares for diluted earnings (loss) per share	154.983	156.434

Basic EPS:
Continuing operations	$(26.36)	$3.55
Discontinued operations	0.01	0.14
	$(26.35)	$3.69

Diluted EPS:
Continuing operations	$(26.36)	$3.51
Discontinued operations	0.01	0.13
	$(26.35)	$3.64

The computation of the diluted earnings (loss) per share for the quarter and nine months ended December 30, 2011, excluded 790,381 and 2,149,775 of stock options and restricted stock units, respectively, whose effect, if included, would have been anti-dilutive due to the Company’s net loss.  In addition, stock options whose exercise price exceeded the average market price of the Company’s common stock, and therefore were anti-dilutive, were excluded from the diluted earnings (loss) per share computation. The number of such shares related to stock options was 18,336,991 and 17,211,569 for the quarter and nine months ended December 30, 2011, respectively, and 9,730,532 and 9,597,005 for the quarter and nine months ended December 31, 2010, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6—Fair Value
Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2011, and April 1, 2011:

	As of December 30, 2011
(Amounts in millions)		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$282	$282	$-	$-
Time deposits	54	54	-	-
Short-term investments	6	6	-	-
Derivative assets	12	-	12	-
Total assets	$354	$342	$12	$-

Liabilities:
Derivative liabilities	$25	$-	$25	$-
Total liabilities	$25	$-	$25	$-

	As of April 1, 2011
(Amounts in millions)		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$556	$556	$-	$-
Time deposits	241	241	-	-
Short-term investments	10	10	-	-
Derivative assets	9	-	9	-
Total assets	$816	$807	$9	$-

Liabilities:
Derivative liabilities	$4	$-	$4	$-
Total liabilities	$4	$-	$4	$-

Derivative assets and liabilities include foreign currency forward and options contracts. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the period-end foreign currency exchange rates. The fair value of currency options is estimated based on external valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs.

The money market funds and time deposits are included and reported in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and the derivative liabilities are included in accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.
Fair value measurements on a non-recurring basis

During the first nine months of fiscal 2012, as a result of annual and interim goodwill impairment assessments, goodwill was impaired with a charge of $2,745 million (see Note 14). The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company specific information.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values.  The carrying amount of the Company’s long-term debt was $2,470 million and $2,409 million and the estimated fair value was $2,488 million and $2,587 million as of December 30, 2011, and April 1, 2011, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities.

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

The Company's credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company's services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.  As of December 30, 2011, the Company had $12 million of accounts receivable and $7 million of related allowance for doubtful accounts with customers involved in bankruptcy proceedings.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forwards and option contracts to manage risk of certain foreign currency assets and liabilities, including intercompany loans, and certain revenue streams denominated in non-functional currencies. For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging” and all changes in fair value are reported as part of other (income) expense, but the Company uses these instruments as economic hedges and not for speculative or trading purposes.

The notional amount of the foreign currency forward contracts outstanding as of December 30, 2011, and April 1, 2011, was $1,590 million and $787 million, respectively. The notional amount of option contracts outstanding as of December 30, 2011, and April 1, 2011, was $957 million and $676 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $12 million and $25 million, respectively, as of December 30, 2011. The estimated fair values of the foreign currency derivative assets and liabilities were $9 million and $4 million, respectively, as of April 1, 2011 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of December 30, 2011, there were four counterparties with concentration of credit risk and the maximum amount of loss, based on gross fair value of the foreign currency derivative instruments, that the Company would incur is $11 million.

Note 8–Commercial Paper
During the nine months ended December 30, 2011, the Company issued commercial paper with average maturities of one to three months, at a weighted average interest rate of 0.38%. The commercial paper is backed by the Company’s existing $1.5 billion multi-year committed revolving credit facility. There was no commercial paper outstanding at December 30, 2011 and April 1, 2011.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9—Pension and Other Benefit Plans
The Company and its subsidiaries offer a number of pension and postretirement healthcare and life insurance benefit plans.  The components of net periodic benefit cost for defined benefit pension plans are as follows:

	Quarter Ended
(Amounts in millions)	December 30, 2011		December 31, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$6	$2	$7
Interest cost	41	31	41	31
Expected return on assets	(37)	(32)	(39)	(32)
Amortization of unrecognized net loss and other	9	4	6	4
Net periodic pension cost	$16	$9	$10	$10

	Nine Months Ended
(Amounts in millions)	December 30, 2011		December 31, 2010
Pensions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$7	$20	$6	$22
Interest cost	123	95	123	90
Expected return on assets	(109)	(96)	(117)	(93)
Amortization of unrecognized net loss and other	26	12	18	16
Net periodic pension cost	$47	$31	$30	$35

The Company contributed $55 million and $140 million to the defined benefit pension plans during the quarter and nine months ended December 30, 2011, respectively. In aggregate, the Company expects to contribute $232 million during fiscal 2012. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2012.

The components of net periodic benefit cost for postretirement benefit plans are as follows (amounts reported on a global basis):

	Quarter Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Other Postretirement Benefits
Service cost	$-	$1
Interest cost	2	4
Expected return on assets	-	(2)
Amortization of unrecognized net loss and other	2	3
Net provision for postretirement benefits	$4	$6

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Other Postretirement Benefits
Service cost	$2	$3
Interest cost	8	11
Expected return on assets	(4)	(5)
Amortization of unrecognized net loss and other	6	9
Net provision for postretirement benefits	$12	$18

The Company expects to contribute approximately $13 million to the postretirement benefit plans during fiscal 2012.  During the quarter ended December 30, 2011, the Company contributed $4 million to the postretirement benefit plans. During the nine months ended December 30, 2011, the Company contributed $12 million to the postretirement benefit plans.

The Company received a $1 million subsidy in the nine months ended December 30, 2011, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10—Income Taxes

The Company’s effective tax rate was 3.1% and 2.8% for the third quarter and nine months ended December 30, 2011, and (6.1%) and 17.9% for the third quarter and nine months ended December 31, 2010. The following are the major events that had a significant impact on the effective tax rate for the nine months ended December 30, 2011, as compared to the effective tax rate for the nine months ended December 31, 2010:

•
During the third quarter of fiscal 2011, as a result of the audit settlement, the Company recognized benefits related to research and development (“R&D”) credits of approximately $68 million which had a favorable impact on the effective tax rate for the third quarter ended December 31, 2010 of 29.6%, and for the nine months ended December 31, 2010 of 9.9%.

•
During the the third quarter of fiscal 2012, as a result of the charge related to the U.K. National Health Service (NHS) contract, the Company established a valuation allowance of approximately $65 million against the prior year ending net deferred tax assets of the U.K. operating entities. The valuation allowance had an unfavorable impact on the tax rate for the third quarter ended December 30, 2011 of 4.5%, and for the nine months ended December 30, 2011 of 1.6%.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and had a favorable impact on the effective tax rate for the nine months ended December 30, 2011 of 2.9%.

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to the audit settlements and the expiration of statute of limitations of approximately $112 million which had a favorable impact on the effective tax rate for the nine months ended December 30, 2011 of 2.7%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge which was mostly not deductible for tax purposes. During the third quarter of fiscal 2012, the Company recorded an additional goodwill impairment charge of $60 million, which was also not deductible for tax purposes. The goodwill impairment charge had a significant impact on the effective tax rate for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the remaining difference between the effective tax rate and statutory tax rate of 35%.

•
During the third quarter of fiscal 2012, the Company recorded a $1.5 billion charge related to the NHS contract. The Company established a full valuation allowance against the net operating losses in the U.K. and did not record a tax benefit for the NHS charge. The NHS charge had a significant impact on the effective tax rate for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the remaining difference between the effective tax rate and statutory tax rate of 35%. The NHS contract is subject to ongoing negotiations, the outcome of which may produce objectively verifiable evidence that may require remeasurement of the valuation allowance in future periods.

During the nine months ended December 30, 2011, the Company’s uncertain tax positions decreased by $187 million, net of $75 million of tax attributes and excluding interest and penalties, as compared to the fiscal year end 2011.  The decrease in uncertain tax positions related to the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012 was $186 million, net of $26 million of tax attributes and excluding interest and penalties.  In addition, there was an increase in uncertain tax positions of $13 million, net of $49 million of tax attributes, related to the acquisitions of iSOFT and AppLabs during the second quarter of fiscal 2012.  As of December 30 2011, the Company's liability for uncertain tax positions was $217 million, and was included in other long-term liabilities, including interest of $30 million ($18 million net of tax) and penalties of $15 million.

During the nine months ended December 30, 2011, the Company recorded an interest benefit of $36 million ($23 million net of tax) and had a net release of penalties of $19 million.  The reduction in interest and penalties was primarily a result of the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012.

As of December 30, 2011, the Company’s liability for uncertain tax positions included $118 million related to amounts that, if recognized, would affect the effective tax rate, excluding related interest and penalties.

The Company may also settle other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment.  The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $20 million, excluding interest, penalties, and tax carryforwards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11—Stock Incentive Plans
As of December 30, 2011, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans.  For the quarter and nine months ended December 30, 2011, and December 31, 2010, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	December 30, 2011	December 31, 2010
Cost of services	$3	$3
Selling, general and administrative	11	13
Total	$14	$16
Total net of tax	$9	$10

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010
Cost of services	$8	$9
Selling, general and administrative	28	37
Total	$36	$46
Total net of tax	$22	$28

The Company’s overall stock-based compensation granting practice has not changed year over year, except that with fiscal 2012’s long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past.  Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the nine months ended December 30, 2011, by $7 million, which is predominantly represented by participants in selling, general and administrative positions. The changes in the underlying assumptions did not have a material impact on the fair value calculations. However, there was a significant decrease in the grant date fair market value for the Company’s annual award of stock-based compensation, granted in the quarter ended July 1, 2011, which further reduced the stock-based compensation expense for the nine months ended December 30, 2011, in comparison to the same period of the prior year. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the nine months ended December 30, 2011, and December 31, 2010, by $5 million and $6 million, respectively. Total stock-based compensation expense for the quarter and nine months ended December 30, 2011 includes $4 million of accelerated expense associated with the Company’s CEO whose announced retirement is expected to be effective on or before October 31, 2012.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The weighted average grant date fair values of stock options granted during the nine months ended December 30, 2011, and December 31, 2010, were $10.18 and $12.96 per share, respectively.  In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	December 30, 2011	December 31, 2010
Risk-free interest rate	1.80%	2.37%
Expected volatility	31%	28%
Expected term	6.11 years	5.86 years
Dividend yield	1.79%	1.17%

During the nine months ended December 30, 2011, and December 31, 2010, the Company realized income tax benefits related to all of its stock incentive plans of $6 million and $5 million, respectively.  An excess tax benefit of $2 million was realized during both the nine months ended December 30, 2011, and December 31, 2010.

Employee Incentive Plans

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock units and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors.  The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs.  At December 30, 2011, 14,267,030 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.
Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date.  Stock options are generally granted for a term of ten years.  Information concerning stock options granted under stock incentive plans is as follows:

	As of December 30, 2011
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 1, 2011	17,060,193	$47.00	5.54	$69
Granted	2,444,909	38.25
Exercised	(428,844)	35.95
Canceled/forfeited	(240,557)	44.24
Expired	(600,364)	49.42
Outstanding as of December 30, 2011	18,235,337	46.04	5.48	-

Vested and expected to vest in the future as of December 30, 2011	18,126,035	46.00	5.45	-
Exercisable as of December 30, 2011	13,326,504	47.31	4.29	-

The total intrinsic value of options exercised during the nine months ended December 30, 2011, and December 31, 2010, was $5 million and $6 million, respectively.  The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price.  The cash received from stock options exercised during the nine months ended December 30, 2011, and December 31, 2010, was $15 million and $26 million, respectively.

As of December 30, 2011, there was $36 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures.  The cost is expected to be recognized over a weighted-average period of 1.76 years.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years.  Restricted stock awards consist of shares of common stock of the Company issued at an exercise price of $0.  Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period.  Upon the vesting date, RSUs are automatically settled for shares of CSC common stock and dividend equivalents.  If prior to the settlement in full of the RSU, the employee is terminated, then the RSU is automatically cancelled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during the nine months ended December 30, 2011, consisted of performance-based RSUs.  The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period.  Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period.  Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes.  In the table below, such awards, while still outstanding, are reflected at the number of shares to be issued upon achievement of target performance measures.  During the nine months ended December 30, 2011, performance-based RSUs representing 141,353 shares were cancelled due to the Company’s performance over the relevant two-year performance period.  Compensation expense was adjusted accordingly, as discussed above.

During the nine months ended December 30, 2011, certain senior executives were awarded service-based RSUs for which the shares are issuable over the ten anniversaries following their termination, provided they (i) remain full-time employees of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and (ii) after termination comply with certain non-competition covenants during the ten-year period.
Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of December 30, 2011
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	1,478,570	$46.10
Granted	1,007,643	35.47
Released/Issued	(267,871)	50.21
Canceled/forfeited	(207,439)	42.75
Outstanding as of December 30, 2011	2,010,903	40.57

As of December 30, 2011, there was $36 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units.  The cost is expected to be recognized over a weighted-average period of 2.35 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors.  As of December 30, 2011, 115,200 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at an exercise price of $0.  Information concerning RSUs granted to nonemployee directors is as follows:

	As of December 30, 2011
	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	158,741	$45.34
Granted	37,800	30.07
Issued	(180)	42.69
Outstanding as of December 30, 2011	196,361	42.81

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12—Cash Flows – Supplemental Disclosures
Cash payments for interest were $104 million and $97 million for the nine months ended December 30, 2011, and December 31, 2010, respectively.  Cash payments for income taxes, net of refunds, were $115 million and $182 million for the nine months ended December 30, 2011, and December 31, 2010, respectively.

Non-cash investing activities include the following:

(Amounts in millions)	Nine Months ended
	December 30, 2011	December 31, 2010
Capital expenditures in accounts payable and accrued expenses	$40	$42
Capital expenditures through capital lease obligations	199	167
Assets acquired under long-term financing	25	115

Non-cash financing activities included common share dividends declared but not yet paid of $31 million, both for the nine months ended December 30, 2011 and December 31, 2010.

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

The following table summarizes operating results by reportable segment:

(Amounts in millions)	NPS	MSS	BSS(2)	Corporate	Eliminations	Total

Fiscal 2012
Quarter Ended December 30, 2011
Revenues	$1,379	$1,670	$740	$3	$(28)	$3,764
Operating income (loss)	65	108	(1,437)	(21)	-	(1,285)
Depreciation and amortization	43	215	45	(1)	-	302

Fiscal 2011
Quarter Ended December 31, 2010
Revenues	$1,469	$1,653	$899	$5	$(31)	$3,995
Operating income (loss)	116	110	85	(14)	-	297
Depreciation and amortization	33	197	31	8	-	269

(Amounts in millions)	NPS(1)	MSS	BSS(2)	Corporate	Eliminations	Total

Fiscal 2012
Nine Months Ended December 30, 2011
Revenues	$4,299	$4,908	$2,646	$9	$(99)	$11,763
Operating income (loss)	51	162	(1,346)	(47)	-	(1,180)
Depreciation and amortization	119	622	116	13	-	870

Fiscal 2011
Nine Months Ended December 31, 2010
Revenues	$4,498	$4,832	$2,589	$12	$(91)	$11,840
Operating income (loss)	397	306	225	(49)	-	879
Depreciation and amortization	97	579	99	22	-	797

(1)
The fiscal 2012 nine months amounts include $42 million reduction of revenue and $269 million in reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 17).

(2)
The fiscal 2012 third quarter and nine months amounts include $204 million reduction of revenue and $1,485 million in reduction of operating income as a result of the charge associated with the U.K. National Health Service contract (see Note 15).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
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

A reconciliation of consolidated operating (loss) income from continuing operations to income before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Operating (loss) income	$(1,285)	$297	$(1,180)	$879
Corporate G&A	(46)	(34)	(166)	(106)
Interest expense	(43)	(43)	(131)	(126)
Interest income	8	8	32	25
Goodwill impairment	(60)	-	(2,745)	-
Other income (expense), net	(12)	2	(1)	14
(Loss) income from continuing operations before taxes	$(1,438)	$230	$(4,191)	$686

During the quarter and nine months ended December 30, 2011, the Company recorded $5 million and $28 million of certain pre-tax out of period adjustments related to its MSS segment which should have been recorded in prior fiscal years (see Note 4). In addition to the $5 million of adjustments impacting prior years recorded in the third quarter of fiscal 2012, the Company recorded $9 million of adjustments in the third quarter of fiscal 2012 that should have been recorded in the first and second quarters of fiscal 2012 and had no impact on prior fiscal years. The following table summarizes the effect of the pre-tax out of period adjustments on the MSS segment results for the quarter and nine months ended December 30, 2011, as if the adjustments were recorded in the appropriate period.

	Quarter Ended December 30, 2011
(Amounts in millions)	As Reported	Increase/(Decrease)	As Adjusted

Revenues	$1,670	$-	$1,670
Operating income	108	14	122
Depreciation and amortization	215	(1)	214

	Nine Months Ended December 30, 2011
(Amounts in millions)	As Reported	Increase/(Decrease)	As Adjusted

Revenues	$4,908	$7	$4,915
Operating income	162	28	190
Depreciation and amortization	622	(2)	620

During the quarter and nine months ended December 31, 2010, and December 30, 2011, the Company identified and recorded certain out of period adjustments primarily related to its MSS segment (see Note 4).  The following table summarizes the effect of the pre-tax out of period adjustments, including those identified in fiscal 2012, on the MSS segment results for the quarter and nine months ended December 31, 2010, as if the adjustments were recorded in the appropriate periods.

	Quarter Ended December 31, 2010
(Amounts in millions)	As Reported	Increase/(Decrease)	As Adjusted

Revenues	$1,653	$10	$1,663
Operating income	110	8	118
Depreciation and amortization	197	(1)	196

	Nine Months Ended December 31, 2010
(Amounts in millions)	As Reported	Increase/(Decrease)	As Adjusted

Revenues	$4,832	$38	$4,870
Operating income	306	55	361
Depreciation and amortization	579	(3)	576

Further out of period adjustments were identified in the fourth quarter of fiscal 2011. The total out of period adjustments recorded in fiscal 2011 and in fiscal 2012 that were attributable to fiscal 2011 resulted in a decrease of $29 million in revenue and a decrease of $47 million in operating income of the MSS segment.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 14—Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 30, 2011:

(Amounts in millions)	NPS	MSS	BSS	Total

Goodwill gross	$753	$1,965	$1,339	$4,057
Accumulated impairment losses	-	-	(19)	(19)
Balance as of April 1, 2011, net	753	1,965	1,320	4,038

Additions	15	149	291	455
Foreign currency translation	-	(5)	(25)	(30)
Other reclassifications	-	96	(96)	-
Impairment losses	-	(2,074)	(671)	(2,745)

Goodwill gross	768	2,205	1,509	4,482
Accumulated impairment losses	-	(2,074)	(690)	(2,764)
Balance as of December 30, 2011, net	$768	$131	$819	$1,718

The addition to goodwill of $455 million is comprised of $454 million, which relates to business acquisitions during fiscal 2012 (see Note 3), and $1 million of contingent consideration paid on achievement of agreed revenue targets relating to a fiscal 2009 NPS acquisition. The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances. The other reclassification relates to goodwill associated with the relative value attributable to MSS of its portion of the NHS contract cash flows. The impairment losses are discussed further below and include goodwill write-downs in three of the Company’s eight reporting units (the level at which goodwill is tested), two of which are in the BSS segment and the third is the MSS segment.
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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss.  In this step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

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

The Company initiated its annual goodwill analysis in the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health).  Management believed that the decline in the estimated fair values of these reporting units during the second quarter was a result of a number of factors, including: the significant decline in the Company’s overall stock price over the first six months of fiscal 2011; an overall decline in the broader stock market which resulted in reduced performance metric multiples at comparable public companies; uncertainty caused by concerns about the ongoing SEC investigation into reported errors and irregularities; uncertainty over concerns about the Company’s growth prospects in light of operational issues at its MSS reporting unit; uncertainty over the continuation of the Company’s NHS contract in light of comments made by government officials in the U.K.; and government budget pressures at customers worldwide. Lower than forecasted operating performance also impacted the reporting units’ fair value calculations. Prior to the second quarter of fiscal 2012, stock price declines were considered temporary. In addition, an evaluation of historical and forecasted operating results did not indicate it was more likely than not that the fair value of any reporting unit had fallen below carrying value, and therefore no interim goodwill impairment test was warranted prior to the second quarter.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

During the process of conducting the second step of the annual goodwill impairment tests, the Company identified significant unrecognized intangible assets, primarily customer relationship and technology assets. The unrecognized intangible assets, estimated at approximately $1.3 billion, were predominantly attributable to unrecognized customer relationship assets in the MSS reporting unit and were driven by the Company’s high customer retention rates in this business. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded its best estimate of the goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. As of September 30, 2011, MSS had $143 million of remaining goodwill, which was all attributable to the fiscal 2012 second quarter acquisition of AppLabs (see Note 3). The BSS-GBS reporting unit had no remaining goodwill, and the BSS-Health reporting unit had $60 million of remaining goodwill.

The September 30, 2011 interim goodwill testing indicated that the fair values of two additional reporting units—BSS-Health and BSS-iSOFT—passed step one (after the impairment charges discussed above) but were not considered to be substantially in excess of carrying values. BSS-Health fair value was estimated to be approximately 6% in excess of carrying value, and as noted above had a remaining goodwill balance, after impairments recorded in the second quarter, of $60 million at September 30, 2011, including $18 million that was allocated from the iSOFT acquisition. (In accordance with accounting standards, goodwill from acquisitions is allocated to the benefiting reporting units.) iSOFT, which was acquired during the second quarter (see Note 3), is a new reporting unit, and its fair value approximated its carrying value due to the proximity of its acquisition to the date of the interim goodwill impairment test. Goodwill allocated to the iSOFT reporting unit was $240 million as of September 30, 2011. This balance was lower than the acquisition goodwill balance described in Note 3 due to the allocation of $18 million of goodwill to BSS-Health as well as foreign currency translation adjustments to the balance subsequent to the acquisition date.

During the third quarter, the Company completed all analyses related to its annual and second quarter interim goodwill impairment tests and reduced the impairment loss by recorded in the second quarter $3 million. The entire adjustment was in the BSS-Health reporting unit, and resulted from finalizing tax estimates and customer/technology asset fair values. Thus, the total second quarter goodwill impairment loss was $2,682 million, with $(3) million of it recorded in the third quarter.

At the end of the third quarter, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company concluded that such indicators were present for two of its reporting units, BSS-Health and BSS-iSOFT. With respect to BSS-Health, the loss of a significant customer, the failure to win some major bids for new business, and reduction in forecasted earnings was considered a triggering event for an interim goodwill impairment test. For BSS-iSOFT, the recent developments on the NHS contract were considered a triggering event (see Note 15). There were no triggering events for the remaining reporting units with goodwill.

In conducting the first step of the goodwill impairment test for the BSS-Health reporting unit in the third quarter, the factors stated above resulted in a reassessment of forecasted cash flow assumptions under an income approach, as well as a revised valuation using a market multiples fair value approach, which led the weighted average fair value of the reporting unit to be less than its carrying value, thus triggering the need to proceed to step two as noted below. For the BSS-iSOFT reporting unit, the weighted average fair value was estimated to be greater than its carrying value due to better than forecast performance on the core iSOFT business (not related to the NHS contract), and the second step of the impairment assessment was not necessary.

During the process of conducting the second step of the interim goodwill impairment test for BSS-Health, the Company estimated the hypothetical fair value of its tangible assets and the hypothetical unrecognized intangible assets, primarily customer relationship and technology assets, and recorded an impairment charge of $63 million. As a result, as of December 30, 2011, the BSS-Health reporting unit had no remaining goodwill.

Any further significant declines in CSC’s stock price or any further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test, which may result in further impairment charges.

The Company reviews long-lived assets, including intangible assets subject to amortization, consisting primarily of outsourcing contract costs, software and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparing the carrying values of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, an impairment is recorded for the amount by which the carrying amounts of the assets exceed the fair value of the assets. As a result of the impairment indicators described above, during the second and third quarters of fiscal 2012, the Company also tested its long-lived assets for impairment and concluded that these assets were not impaired.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of December 30, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$1,966	$1,364	$602
Software	2,041	1,375	666
Customer and other intangible assets	556	294	262
Total intangible assets	$4,563	$3,033	$1,530

	As of April 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net

Outsourcing contract costs	$1,971	$1,324	$647
Software	1,853	1,291	562
Customer and other intangible assets	436	265	171
Total intangible assets	$4,260	$2,880	$1,380

The increase in Customer and Other Intangible Assets is primarily a result of the four acquisitions in fiscal 2012 (see Note 3) and as a result of the contract settlement with the Federal Government (see Note 17).

Amortization related to intangible assets was $112 million and $111 million for the quarters ended December 30, 2011, and December 31, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $12 million and $17 million in each of the respective quarters.  Amortization expense related to capitalized software was $42 million and $42 million for the quarters ended December 30, 2011, and December 31, 2010, respectively.

Amortization related to intangible assets was $334 million and $326 million for the nine months ended December 30, 2011, and December 31, 2010, respectively, including reductions of revenue for outsourcing contract cost premiums amortization of $37 million and $51 million in each of the respective nine month periods.  Amortization expense related to capitalized software was $149 million and $130 million for the nine months ended December 30, 2011, and December 31, 2010, respectively.

Estimated amortization expense related to intangible assets as of December 30, 2011, for the remainder of fiscal 2012 is $114 million, and for fiscal 2013 through fiscal 2016, is as follows: $380 million, $302 million, $246 million and $161 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15—Cost of Services - Specified Contract Charge

As described more fully below, the Company recorded a charge of $1.5 billion in the fiscal 2012 third quarter, with $204 million recorded as a reduction of revenue, in connection with the Company’s ongoing negotiations with the U.K. National Health Service (NHS).

Background

The Company and the NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rate) contract under which the Company is developing and deploying an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties have entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment. In 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reduction to £764 million which would reduce the total contract value to approximately £2.1 billion or $3.3 billion. Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned memorandum of understanding (MOU) described below.

Since signing the 2009 contract amendment, various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSOFT Group Limited, which was acquired by the Company on July 29, 2011 (see Note 3). NHS notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues. In response, the Company has cured or is in the process of curing the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations. Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default, it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS was considering the full range of options it believed were available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Notwithstanding the dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU. Pennine subsequently elected not to continue with the Lorenzo deployment, and Humber NHS Foundation Trust became the early adopter for mental health functionality to replace Pennine Care Mental Health Trust. CSC and the NHS are negotiating an agreement to document this replacement under the contract.

As described above, NHS and the Company were in discussions in 2010 and 2011 regarding an MOU which would set forth an agreement in principle to the key terms of a reduction in scope, and related total contract value. Beginning in the second half of fiscal year 2011, the MOU discussions also included negotiation of terms and conditions which would form the basis for the parties’ future obligations under the contract and final resolution of all claims and disputes between the parties. The MOU generally represented a non-binding agreement in principle; however, it included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011. Subsequent government reviews of the MOU occurred as follows.  A review of the overall NHS IT program for delivery of an integrated electronic patient records system, including but not limited to the Company’s contract with NHS, was conducted by the U.K. Major Projects Authority, the joint U.K. Cabinet Office-Treasury body which oversees large public sector projects, and is described further below.  The U.K. House of Commons Public Accounts Committee also undertook a review of the overall NHS IT program and issued its report on August 3, 2011. The Committee’s report was critical of the performance of the IT suppliers involved in the program, including that of the Company, and of NHS’ management of the program, as well as the benefits achieved under the program to date. Further, the Committee recommended that the Department of Health should review whether to continue the program and whether the remaining program funding should be spent elsewhere. The Committee also recommended that the Major Projects Authority exercise close scrutiny over the NHS’ continuing negotiations with the Company and that the government give serious consideration to whether the Company has proved itself fit to tender for other government work. The NHS advised the Public Accounts Committee in the Committee’s May 23, 2011, public hearing that it intended to go forward with the IT program and to complete negotiations with the Company.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
On September 22, 2011 the U.K. Major Projects Authority published in redacted form its “Programme Assessment Review of the National Programme for IT” (NPfIT) following completion of its review of the overall NHS IT program for delivery of an integrated electronic patient records system. The review included a review of the Company’s Local Service Provider contract. The Major Projects Authority concluded that the elements and vision of NPfIT relating to connectivity and flexibility remain valid, however the view of a single all encompassing service delivering full integration does not align with the needs of clinicians and should be simplified. The report also concluded that the Local Service Provider contracts, including the Company’s contract, are owned centrally but delivered into a care setting that is the responsibility of individual trusts and, therefore, authority and responsibility under these contracts in the future should be clearly aligned in the new NHS environment of local decision making. The Company has publicly expressed its full support for this direction, which was first announced by the NHS in September 2010, and believes that the significantly modified, more flexible approach proposed by the Company in the MOU to drive faster deployment and support more localized decision making will enable the U.K. government to reap the benefits required from past investments. In a statement issued on September 22, 2011, Cabinet Office ministers and NHS officials stated that they would continue to work with existing suppliers, such as the Company, to determine the best way to deliver services in a way which allows the local NHS to exercise choice while delivering the best value for money. The Company reiterated to the U.K. government its view that these factors were key principles on which the parties conceived and negotiated the MOU.

In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU. In December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government. Notwithstanding the foregoing, CSC and the NHS have continued discussions in 2012 regarding proposals advanced by both parties.  These proposals contemplate significant scope modifications, reduced commitment by NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and the reduction in commitment referred to above, and contract value reductions that differ materially from those contemplated by the MOU. There can be no assurance that CSC and NHS will enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will be on terms favorable to CSC. The failure of the parties to enter into a contract amendment, a significant delay in entering into a contract amendment or the execution of a contract amendment on terms unfavorable to CSC could result in additional costs, and could have a material adverse effect on CSC’s consolidated financial position, results of operations and cash flows.

Q3 Contract charge

The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC has revised its estimate of revenues and costs at completion under this method to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1.5 billion contract charge as of December 30, 2011, including a $204 million reduction of revenue. This charge included the write-off of its work in process balance of $1,263 million, billed and unbilled receivables of $204 million and net other assets and liabilities of $18 million resulting in no material remaining net assets. While the contract is in a cumulative loss position as of December 30, 2011, an additional forward loss is not evident at this point and has not been accrued, but further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations, it is also reasonably possible that an agreement, if concluded, could result in a payment for the recovery of a portion of the amounts that have been written off as of December 30, 2011, and therefore generate a gain in the near term.  However, there can be no assurance that an agreement will be concluded, that any gain will be generated in the event an agreement is concluded or that any recovery will occur.

Other matters

On April 1, 2011, pursuant to the Company's Local Service Provider contract, the NHS made an advance payment to the Company of £200 million (currently approximately $313 million) related to the forecasted charges expected by the Company during fiscal year 2012. The amount of this advance payment contemplated the scope and deployment schedule expected under the MOU and the parties had anticipated that the MOU would be completed and contract amendment negotiations would be underway by September 30, 2011.  The advance payment agreement provided the NHS the option to require repayment of the advance payment if the parties were not progressing satisfactorily toward completion of the expected contract amendment by September 30, 2011. Because completion of the MOU had been subject to delays in government approvals and, as a result, contract amendment negotiations had not progressed, the NHS required the Company to repay approximately £170 million (approximately $265 million) of the April 1, 2011 advance payment on September 30, 2011, and the Company agreed and made the repayment as requested. As of December 30, 2011, the amount of advance contract payments outstanding was £24 million ($38 million). To the extent this amount is not used to offset charges, it will be repaid to NHS.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and would be subject to claims by the Company as further described below.  The Company believes that NHS, when considering its alternatives of maintaining the contract in existing or varied form or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees, damages and costs that may be payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers.  In addition, if NHS terminated the contract for convenience, possible claims that the Company has against NHS include claims for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies or for costs associated with change.  In the event of termination for convenience, the contract states that the total amount recoverable by the Company solely from termination fees payable by NHS is determined in accordance with a contractual formula. This formula includes a cap which varies by reference to the date of termination, but in any event decreases on a monthly basis with total elimination of termination fees by April 2015.  Based upon events to date, the Company does not anticipate that the NHS will terminate the contract.  However, if NHS had terminated the entire contract for convenience with immediate effect at December 30, 2011, the termination fee would have been capped at approximately £430 million ($672 million).  In addition, the Company would be entitled by way of termination fee to a sum to compensate for the profit that CSC would have earned over the following 12 months had the contract not been terminated. Additional amounts recoverable from claims by the Company or any mitigation efforts by the Company are uncertain and cannot be reasonably estimated at this time.  The Company’s total recovery in a termination for convenience scenario, therefore, would depend on a number of factors but would likely be greater than the net asset value associated with the contract, which as a result of the contract charge described above is approximately zero. Future deployment delays caused by the Company could, however, result in reduced recovery by the Company.

If the parties do not successfully conclude a contract amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.  If the NHS wrongfully terminated the contract on the basis of alleged material breach by the Company, the Company believes that it would be entitled to recovery for damages; however, the amount of any such recovery is uncertain and cannot be reasonably estimated at this time.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 16—Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds.  In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client.  As of December 30, 2011, the Company had $254 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of December 30, 2011, the Company had $71 million of outstanding stand-by letters of credit. The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 30, 2011:

(Amounts in millions)	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter	Total

Performance guarantees:
Surety bonds	$1	$30	$-	$31
Letters of credit	179	30	14	223
Stand-by letters of credit	11	50	10	71
Foreign subsidiary debt guarantees	-	786	-	786
Total	$191	$896	$24	$1,111

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

Contingencies

The Company has a contract with the U.K.’s National Health Service (NHS) to develop and deploy an integrated patient records system as a part of the U.K. Government’s NHS IT program. The Company has been in discussions with the NHS regarding proposals to significantly reduce the scope and value of the contract. See Note 15 for the status of the negotiations and the contingencies associated with the NHS contract.

During the second quarter of fiscal 2012, the Company reached a definitive settlement agreement with the U.S. Government in connection with its contract claims asserted under the Contract Disputes Act of 1978 (CDA) (see Note 17).

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

Each of the Audit Committee’s and the SEC’s separate investigations have been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended and/or terminated. These investigative activities are ongoing.

Each of the Audit Committee’s and the SEC’s separate investigations also have been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting method, including the Company’s contract with NHS. These investigative activities are ongoing.

In the course of the review of the Americas Outsourcing accounting practices, accounting conventions used by the Company relating to intraperiod cost allocations were identified which have been determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis.  As a result of this review, the Company assessed other operating units for similar practices which existed in certain units but there was no material impact outside of a fiscal year.

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

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee’s Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers’ Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company’s disclosure of the Company’s investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company’s agreement with NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. Both motions are fully briefed, a hearing was held on November 4, 2011, and the motions are now pending before the court. The defendants deny the allegations and intend to defend their position vigorously. It is not possible to make reasonable estimates of the amounts or range of losses that could result from this matter at this time.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 20110013376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company’s performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia.  On November 23, 2011, the plaintiff filed a motion to remand the case to state court.  Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court.  The Court granted the plaintiff’s request, dismissed the complaint without prejudice and denied the motion to remand as moot.  On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia, in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046).  Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant.  The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company’s performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys fees and costs.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 17—Settlement of Claims with U.S. Government

During the second quarter of fiscal 2012, the Company reached a definitive settlement agreement with the U.S. Government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA).  Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011.  In exchange, the Government received unlimited rights to the Company’s intellectual property developed to support the services delivered under the contract, and CSC dismissed the claims and terminated legal actions against the Government and the Government dismissed its counter claims against CSC. The contract extension contained a Requirements portion (Federal Acquisition Regulation (“FAR”) 16.503) and an Indefinite Quantity portion (FAR 16.504) and is not subject to any minimum values. In December 2011, the Company signed the contract modification based on the terms described above.

The Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million.  Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services.  The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or on a straight line basis, whichever is greater.

These claims relate to a contract that was awarded (the “Contract”) in December 1999 as a 10 year fixed price contract.  In April 2004, the contract was extended by two additional years.  Revenue recorded under the core Contract was initially recognized as a single profit center using the percentage of completion method based on the guidance in ASC 605-35, “construction-type and production-type contracts.”

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

In accordance with accepted practice, the Company amended its CDA Claims twice to reflect adjustments to the total value of the CDA Claims.  On December 24, 2009, the Government made a partial payment of $35 million on one of the CDA Claims.  Thereafter, CSC filed a second amended complaint with the ASBCA reducing the value of its CDA Claims by $35 million.   On November 19, 2010, the Government and the Company entered into a formal agreement to stay the CDA Claims litigation and engage in a non-binding alternate dispute resolution (“ADR”) process to resolve all outstanding CDA Claims and other issues associated with the contract.  As of July 1, 2011, the Company had 14 claims totaling approximately $675 million, excluding interest, asserted against the U.S. Federal Government under a single contract pending before the ASBCA.

Prior to the settlement, the Company believed it had valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims.  To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of Accounting Standards Codification (“ASC”) 605-35-25 were satisfied with respect to the Company’s assertions of Government breaches of the contract, Government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract.  The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and reiterated that opinion on May 20, 2011.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and Nine Months of Fiscal 2012 versus
Third Quarter and Nine Months of Fiscal 2011

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements.  These forward looking statements should be read in conjunction with our Annual Report on Form 10-K.  The reader should specifically consider the various risks discussed in the Risk Factors included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company).  The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011.  The following discusses the Company's results of operations and financial condition as of and for the third quarter and nine months ended December 30, 2011, and the comparable periods of the prior fiscal year.
Third Quarter Overview

Key operating results for the third quarter include:

•
Third quarter revenues were down 5.8% to $3.8 billion while the nine month revenues were down 0.7% to $11.8 billion. On a constant currency basis,(1) revenues were down 5.8% for the quarter and down 3.4% for the first nine months. Of the third quarter 5.8% decrease in revenue, 5.1% was due to the reduction in revenue associated with the contract with the U.K.’s National Health Service (NHS).

•
Loss from continuing operations before taxes for the third quarter of fiscal 2012 was $1,438 million, compared to income from continuing operations before taxes of $230 million in the third quarter of fiscal 2011, a decrease of 725.2%. Loss from continuing operations before taxes for the first nine months of fiscal 2012 was $4,191 million, compared to income from continuing operations before taxes of $686 million in the third quarter of fiscal 2011, a decrease of 710.9%.

•
Operating income(2) for the quarter decreased 532.7% to a loss of $1,285 million versus the fiscal 2011 third quarter, and operating income margins decreased to (34.14)% from 7.43% in the fiscal 2011 third quarter. For the first nine months, operating income decreased 234.2% to a loss of $1,180 million, and operating income margins decreased to (10.03)% from 7.42%.

•
Net loss attributable to CSC common shareholders for the third quarter was $1,390 million, a decrease of 674.4%, or $1,632 million, as compared to the prior year.  For the first nine months, net loss attributable to CSC common shareholders was $4,084 million, a decrease of 817.8% or $4,653 million, as compared to the prior year.

•
Diluted earnings (loss) per share (EPS) was $(8.96) and $(26.35) for the fiscal 2012 third quarter and first nine months, a decrease of $10.50 and $29.99, respectively, in the prior year.  For the third quarter, diluted EPS was comprised of $(8.97) from continuing operations and $0.01 from discontinued operations, as compared to $1.55 and $(0.01), respectively, in the prior year.  For the first nine months, diluted EPS was comprised of $(26.36) from continuing operations and $0.01 from discontinued operations, as compared to $3.51 and $0.13, respectively, in the prior year.

•	During the third quarter, the Company recorded a charge associated with the U.K. NHS contract of $1,485 million, which included a $204 million of reduction of revenue.

•
The Company recorded a goodwill impairment charge of $2,745 million during the first nine months of fiscal 2012.  During the third quarter, the Company recorded a $60 million goodwill impairment, all of which related to the BSS segment.  In the second quarter, the Company recorded an estimated goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS segment and $611 million related to the BSS segment.

•
Business awards of $4.1 billion were announced for the third quarter 2012, compared to $2.4 billion in the comparable prior fiscal year period. NPS was awarded $0.8 billion, MSS was awarded $2.4 billion, and BSS was awarded $0.9 billion.  Total backlog(3) at the end of the third quarter of fiscal 2012 was $35.0 billion, a decrease of $2.4 billion as compared to the backlog at the end of the third quarter of fiscal 2011. Of the total $35.0 billion backlog, $3.0 billion is expected to be realized as revenue in the remainder of fiscal 2012.  Of the total backlog, $13 billion is not yet funded.

•	Days Sales Outstanding (DSO)(4) of 76 days compared to 85 days at the end of the third quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(5) at December 30, 2011, was 45.7% compared to 25.4% at fiscal year-end 2011.

•	Return on Investment (ROI)(6) for the four quarters ended December 30, 2011, was (42.0)%, down from 9.7% for the comparable prior period.

•	Cash provided by operating activities was $680 million for the first nine months of fiscal 2012, compared to $804 million for the first nine months of fiscal 2011.

•	Cash used in investing activities was $1,088 million for the first nine months of fiscal 2012, compared to $735 million for the first nine months of fiscal 2011.

•	Cash used in financing activities was $471 million for the first nine months of fiscal 2012, compared to $1,263 million for the first nine months of fiscal year 2011.

•	Free cash flow(7) for the first nine months of fiscal 2012 was $172 million outflow as compared to $118 million inflow for the first nine months of fiscal 2011, a decline of $290 million.

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

	Quarter Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Operating (loss) income	$(1,285)	$297
Corporate G&A	(46)	(34)
Interest expense	(43)	(43)
Interest income	8	8
Goodwill impairment	(60)	-
Other income (expense), net	(12)	2
Loss (income) from continuing operations before taxes	$(1,438)	$230

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Operating income	$(1,180)	$879
Corporate G&A	(166)	(106)
Interest expense	(131)	(126)
Interest income	32	25
Goodwill impairment	(2,745)	-
Other income (expense), net	(1)	14
Loss (income) from continuing operations before taxes	$(4,191)	$686

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

Adjusted Net (Loss) Income Reconciliation	Twelve Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Adjusted net (loss) income	$(3,740)	$1,012
Less:
Interest expense	172	221
Tax effect of interest expense and special items	-	(35)
Net (loss) income attributable to CSC	$(3,912)	$826

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

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Free cash flow	$(172)	$118
Net cash used in investing activities	1,088	735
Acquisitions, net of cash acquired	(368)	(158)
Business dispositions	-	54
Short-term investments	3	(8)
Payments on capital leases and other long-term asset financings	129	63
Net cash provided by operating activities	$680	$804
Net cash used in investing activities	$(1,088)	$(735)
Net cash used in financing activities	$(471)	$(1,263)

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

•	The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as midsize services delivery to customers globally.

•	The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property–based software solutions.

Results of Operations

Revenues
	Quarter Ended
(Amounts in millions)	December 30, 2011	December 31, 2010	Change	Percent

NPS	$1,379	$1,469	$(90)	(6.1)%
MSS	1,670	1,653	17	1.0
BSS	740	899	(159)	(17.7)
Corporate	3	5	(2)	-
Subtotal	3,792	4,026	(234)	(5.8)
Eliminations	(28)	(31)	3	-
Total Revenue	$3,764	$3,995	$(231)	(5.8)%

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010	Change	Percent

NPS	$4,299	$4,498	$(199)	(4.4)%
MSS	4,908	4,832	76	1.6
BSS	2,646	2,589	57	2.2
Corporate	9	12	(3)	-
Subtotal	11,862	11,931	(69)	(0.6)
Eliminations	(99)	(91)	(8)	-
Total Revenue	$11,763	$11,840	$(77)	(0.7)%

The factors affecting the percent change in revenues for the third quarter ended December 30, 2011, are as follows:

	Quarter Ended
(Amounts in millions)	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Change	Total
NPS	0.8%	-	(6.9)%	(6.1)%
MSS	1.7	(0.1)%	(0.6)	1.0
BSS	6.5	0.2	(24.4)	(17.7)
Cumulative Net Percentage	2.5%	-%	(8.3)%	(5.8)%

	Nine Months Ended
(Amounts in millions)	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Change	Total
NPS	0.5%	-	(4.9)%	(4.4)%
MSS	0.7	4.0%	(3.1)	1.6
BSS	4.4	5.1	(7.3)	2.2
Cumulative Net Percentage	1.4%	2.8%	(4.9)%	(0.7)%

North American Public Sector
The Company's North American Public Sector revenues were generated from the following sources:

	Quarter Ended
(Amounts in millions)	December 30, 2011	December 31, 2010 (3)	Change	Percent

Department of Defense(1)	$921	$1,081	$(160)	(14.8)%
Civil Agencies(1)	392	348	44	12.6
Other(2)	66	40	26	65.0
Total North American Public Sector	$1,379	$1,469	$(90)	(6.1)%

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010 (3)	Change	Percent

Department of Defense(1)	$2,901	$3,244	$(343)	(10.6)%
Civil Agencies(1)	1,221	1,102	119	10.8
Other(2)	177	152	25	16.4
Total North American Public Sector	$4,299	$4,498	$(199)	(4.4)%

(1)	Certain fiscal 2011 amounts were reclassified from Department of Defense to Civil Agencies to conform to the current year presentation.
(2)	Other revenues consist of revenue generated from state, local and select foreign governments as well as commercial contracts performed by the NPS segment.
(3)	Prior year amounts have been adjusted to exclude revenues of discontinued operations from two entities sold in fiscal 2011.

NPS revenue decreased $90 million, or 6.1%, in the third quarter of fiscal 2012 as compared to the same period in the prior year, and decreased $199 million, or 4.4%, in the nine month period.  For both the third quarter and the nine months, the decline was due to Department of Defense (DOD) contracts, partially offset by revenue increases on contracts with Civil Agencies (Civil) and on Other contracts. Both the third quarter and nine month revenue also benefited slightly from the fiscal 2012 and 2011 acquisitions.

For both the third quarter and the nine month period, the revenue decrease on the DOD contracts was primarily due to a combination of the completion of existing task orders, reduced scope on certain contracts and a slowdown in replacement/new business awards primarily from the U.S. Army and from the U.S. Air Force. In addition, a stop work order received on a contract with the U.S. Air Force resulted in an adverse adjustment of $16 million.  For the nine month period, revenue was also adversely impacted by the contracts claims settlement with the U.S. Government in the second quarter (see Note 17).

The increase in revenue from Civil Agencies, for both the third quarter and the nine month period, was primarily due to new contracts and/or task orders with the Department of Homeland Security (DHS), the Department of Health and Human Services (DHHS) and the Social Security Administration that commenced during the quarter. These increases were partially offset by revenue that did not recur due to completion of the U.S. Census support as well as reduced scope on a contract with the Environmental Protection Agency (EPA).  The increase in Other revenue was due to increased scope on certain existing state government contracts.

NPS won new contracts of $0.8 billion in the third quarter and $4.8 billion in the first nine months of fiscal 2012 as compared to $0.5 billion and $4.6 billion in the comparable periods in the prior year.

Managed Services Sector

MSS revenue increased $17 million, or 1.0%, in the third quarter of fiscal 2012 as compared to the same period in the prior year, and increased $76 million, or 1.6%, for the nine month period.  In constant currency, the revenue increased $19 million, or 1.1%, for the quarter, and decreased $116 million, or 2.4%, for the nine month period. The foreign currency impact for the nine month period was primarily due to the movement in the U.S. dollar against the Australian Dollar, the British Pound, the Euro and the Danish Kroner. The acquisition revenue relates to MSS’ second quarter acquisition of AppLabs (see Note 3).

Excluding the impact of the acquisition and currency, the third quarter revenue decreased $10 million or 0.6%, primarily due to volume and scope reductions partially offset by growth on existing accounts of approximately $37 million. Revenue from new client engagements of $43 million was largely offset by contract conclusions and terminations of $42 million.

For the nine month period, excluding the impact of acquisition and currency, revenue decreased $150 million or 3.1%. The decrease was primarily due to volume and scope reductions partially offset by growth on existing accounts of approximately $115 million, contract conclusions and terminations of $196 million, partially offset by revenue from new client engagements of $136 million. Revenue was also adversely impacted by missed service level metrics due to delays on an outsourcing contract of $15 million and adjustments on long-term contracts accounted for under the percentage-of-completion method of $30 million.

MSS had new contract awards of $2.4 billion in the third quarter and $5.5 billion in the first nine months of fiscal 2012 as compared to $1.0 billion and $3.0 billion in the comparable periods in the prior fiscal year. New contract awards include successful recompetes.

Business Solutions and Services

BSS revenue decreased $159 million, or 17.7%, in the third quarter of fiscal 2012 as compared to the same period in the prior year, and increased $57 million, or 2.2% for the nine month period. In constant currency, revenue decreased $161 million, or 17.9%, for the third quarter and decreased $74 million, or 2.9%, for the nine month period. Favorable currency impact for the nine month period was due to movement in the U.S. dollar primarily versus the Australian dollar and the Euro. The July 2011 acquisition of iSOFT, plus other fiscal 2012 and fiscal 2011 acquisitions provided $58 million, or 6.5%, of the third quarter revenue growth, and $113 million, or 4.4%, of the nine month revenue growth. Excluding the effect of currency and acquisitions, revenue decreased $219 million, or 24.4%, for the third quarter and decreased $187 million, or 7.2%, for the nine month period.

The lower third quarter and nine month revenue in constant currency, excluding the impact of acquisitions, was primarily due to a fiscal 2012 third quarter $204 million reduction to revenue related to a contract with NHS (see Note 15). Excluding the NHS-related adjustment, third quarter and nine month revenue in constant currency, excluding acquisitions, decreased $14 million, or 1.6%, and increased $18 million, or 0.7%, respectively.

The remaining third quarter revenue decrease was due to shortfalls in BSS’ Healthcare and Financial Services verticals, partially offset by revenue increases in its consulting business. The Healthcare decrease is due to the continuing softness in the life sciences market segment, especially in Europe, and certain project closures in North America. Lower license sales caused the decline in the financial services vertical. The nine month revenue increase was primarily due to increases in the consulting business and other industry verticals in the U.S. market, partially offset by decreases in the Healthcare and Financial Services verticals for the reasons stated above.

BSS had new contract awards of $0.9 billion in the third quarter and $2.7 billion in the first nine months of both fiscal 2012 and fiscal 2011.

Costs and Expenses
The Company's costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Costs of services (excludes depreciation and amortization, contract charge, and settlement charge)	$3,237	$3,221	86.1%	80.6%	5.5%
Cost of services – specified contract charge (excludes amount charged to revenue of $204 million)	1,281	-	34.0	-	34.0
Selling, general and administrative	275	242	7.3	6.1	1.2
Depreciation and amortization	302	269	8.0	6.7	1.3
Goodwill impairment	60	-	1.6	-	1.6
Interest expense, net	35	35	0.9	0.9	-
Other (income) expense, net	12	(2)	0.3	(0.1)	0.4
Total	$5,202	$3,765	138.2%	94.2%	44.0%

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Costs of services (excludes depreciation and amortization, contract charge, and settlement charge)	$9,885	$9,539	84.1%	80.5%	3.6%
Costs of services – specified contract charge (excludes amount charged to revenue of $204 million)	1,281	-	10.9	-	10.9
Costs of services - settlement charge (excluding amount charged to revenue of $42)	227	-	1.9	-	1.9
Selling, general and administrative	846	731	7.2	6.2	1.0
Depreciation and amortization	870	797	7.4	6.7	0.7
Goodwill impairment	2,745	-	23.3	-	23.3
Interest expense, net	99	101	0.8	0.9	(0.1)
Other (income) expense, net	1	(14)	-	(0.1)	0.1
Total	$15,954	$11,154	135.6%	94.2%	41.4%

Out of Period Adjustments
As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

Each of the Audit Committee’s and the SEC’s separate investigations have been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended and/or terminated. These investigative activities are ongoing.

Each of the Audit Committee’s and the SEC’s separate investigations also have been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting method, including the Company’s contract with NHS. These investigative activities are ongoing.

In the course of the review of the Americas Outsourcing accounting practices, accounting conventions used by the Company relating to intraperiod cost allocations were identified which have been determined to be unintentional accounting errors.  The errors did not have an impact on a fiscal year basis.  As a result of this review, the Company assessed other operating units for similar practices which existed in certain units, but there was no material impact outside of a fiscal year.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are identified in Note 4 to the Consolidated Condensed Financial Statements.

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

Fiscal 2012

During the third quarter and through the first nine months of fiscal 2012, the Company recorded various pre-tax adjustments, reducing income from continuing operations before taxes by $3 million and $31 million ($1 million and $23 million, net of tax), respectively, that should have been recorded in prior fiscal years.  In addition, during  the third quarter of fiscal 2012, the Company recorded $3 million of net pre-tax adjustments reducing income from continuing operations that should have been recorded in the first and second quarter of fiscal 2012 and had no impact on prior fiscal years.  Of these adjustments, $21 and $5 million related to the third quarter and for the first nine months of fiscal 2011, respectively.  The Company also recorded a $2 million income tax benefit in the third quarter of fiscal 2012 attributable to the reversal of a deferred tax liability related to the goodwill impairment recorded in the second quarter of fiscal 2012.

Australia Adjustments:

Based upon the information developed to date, and the Company’s assessment of the same, the Company has preliminarily identified and recorded during the third quarter and through the first nine months of fiscal 2012, $1 million and $20 million, respectively, of pre-tax adjustments reducing income from continuing operations relating to its operations in Australia.  Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“other errors”).  Other accounting errors include both unintentional errors and errors for which the categorization is unclear.  The impact of the adjustments is attributable to the following prior fiscal years:

(Amounts in millions)	Increase/(Decrease) in Income Before Taxes
	FY08 & Prior	FY09	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$-	$(1)
Other errors	(5)	(16)	5	(3)	(19)
	$5	$(23)	$1	$(3)	$(20)

As noted above, the Audit Committee investigation is still ongoing and the categorization of the adjustments noted above is subject to change.  Such categorization was provided to the Company through the independent investigation.

Nordic Region Adjustments:

The Nordic pre-tax adjustments impacting prior fiscal years both identified and recorded in the first nine months of fiscal 2012 totaled $10 million.  In the third quarter of fiscal 2012, two adjustments were identified in the Nordic region.  One adjustment was a $2 million pre-tax adjustment that should have been recognized in the second quarter of fiscal 2012 was identified and recorded in the third quarter of fiscal 2012.  This adjustment, which had no impact on prior fiscal years, reduced income from continuing operations in the third quarter of fiscal 2012 and was related to recognition of a forward loss on a software contract.  The second Nordic adjustment identified in the third quarter of fiscal 2012 was a $2 million adjustment that was recorded by the Company in the second quarter of fiscal 2011.  During the ongoing Nordic investigation, it was determined that this adjustment had not been disclosed in the Company’s fiscal 2011 out of period adjustments.  The adjustment was related to the inappropriate capitalization of operating costs and reduced income from continuing operations in the second quarter of fiscal 2011 but does not have an impact on fiscal 2012.   The Nordic adjustments disclosed in the first quarter of fiscal 2012 included a $1 million error in the accounting for an operating lease attributable to fiscal 2010. The operating lease adjustment is a refinement of an error previously corrected and reported in fiscal 2011. The Company attributes the Nordic adjustments identified and/or recorded through the third quarter of fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than the adjustment relating to the Nordic operating lease and the adjustment related to the inappropriate capitalization of operating costs, which the Company attributes to suspected intentional misconduct by certain former employees of our Nordic subsidiaries.
Other Adjustments:

The Company also identified certain out of period adjustments related to operations outside of the Nordics and Australia regions, which decreased income from continuing operations by $2 million and $1 million for the third quarter and for the first nine months, respectively, of fiscal 2012. In addition, $1 million of net pre-tax adjustments, reducing income from continuing operations related to operations outside of the Nordic region and Australia, were recorded in the third quarter of fiscal 2012 that should have been recorded in the first and second quarters of fiscal 2012 with no impact on prior fiscal years.  These adjustments primarily included $7 million of costs associated with a termination settlement of a MSS outsourcing contract that should have been recognized in the second quarter of fiscal 2012.   The termination settlement was reached in early November, 2011 just prior to the November 9, 2011 filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2012. Offsetting the termination settlement were two adjustments in operating units outside of MSS. These adjustments included a $2 million adjustment related to a correction of a foreign currency adjustment for the iSOFT acquisition related to the second quarter of fiscal 2012 and $4 million in adjustments noted by the Company in its assessment of accounting conventions relating to the intraperiod cost allocations mentioned above.  The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

The impact of the consolidated Nordic, Australia and other out of period adjustments recorded in fiscal 2012 is immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2012, first nine months of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

The select line items of the Consolidated Condensed Statement of Operations for the third quarter and nine months ended December 30, 2011, impacted by the Nordic, Australia, and other out of period adjustments (under the rollover method) are shown below.  Certain adjustments reflected below only impacted quarters within the annual period.

	Quarter ended December 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,764	$8	$3,772
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	3,237	(13)	3,224
Selling, general and administrative	275	3	278
Depreciation and amortization	302	6	308
Interest expense	43	-	43
Other (income) expense	12	6	18
Income from continuing operations before taxes	(1,438)	6	(1,432)
Taxes on income	(45)	5	(40)
Income from continuing operations	(1,393)	1	(1,392)
Income from discontinued operations, net of taxes	2	-	2
Net income attributable to CSC common shareholders	(1,390)	1	(1,389)
EPS – Diluted
Continuing operations	$(8.97)	$0.01	$(8.96)
Discontinued operations	0.01	-	0.01
Total	$(8.96)	$0.01	$(8.95)

	Nine months ended December 30, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,763	$17	$11,780
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	9,885	(14)	9,871
Selling, general and administrative	846	1	847
Depreciation and amortization	870	(2)	868
Interest expense	131	(3)	128
Other (income) expense	1	4	5
Income from continuing operations before taxes	(4,191)	31	(4,160)
Taxes on income	(118)	8	(110)
Income from continuing operations	(4,073)	23	(4,050)
Income from discontinued operations, net of taxes	1	-	1
Net income attributable to CSC common shareholders	(4,084)	23	(4,061)
EPS – Diluted
Continuing operations	$(26.36)	$0.15	$(26.21)
Discontinued operations	0.01	-	0.01
Total	$(26.35)	$.015	$(26.20)

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

During the third quarter and nine months ended December 31, 2010, based on information then known by the Company, the Company recorded certain pre-tax adjustments reducing income from continuing operations before taxes by $21 million ($11 million, net of taxes) and $55 million ($23 million, net of taxes), respectively, that should have been recorded in prior fiscal years.  As discussed below, these recorded adjustments comprised $25 million and $85 million for the third quarter and nine months ended December 31, 2010, respectively, of charges reducing income from continuing operations before taxes originating out of the Company's MSS operations in the Nordic region, and $4 million and $30 million, respectively, of adjustments increasing income from continuing operations before taxes, principally out of other MSS businesses with all of the $4 million and $26 million of the $30 million for the third quarter and nine months ended December 31, 2010, respectively, within MSS. These adjustments reduced MSS operating income (a non-GAAP measure) by $20 million and $58 million for the third quarter and nine months ended December 31, 2010, respectively, as discussed in Note 13, Segment Information. The Company also recorded out of period income tax benefits in the third quarter and nine months ended December 31, 2010 of $10 million and $32 million, respectively, consisting of $4 million and $12 million of income tax benefits related to the net out of period adjustments and $6 million and $20 million of unrelated income tax benefit adjustments, respectively. These out of period recorded adjustments are primarily attributable to fiscal 2010.

The cumulative roll over impact of the out of period recorded adjustments, including those identified in fiscal 2012, is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Income from continuing operations before taxes	Taxes on income	Net income attributable to CSC common shareholders
Fiscal 2011	$44	$14	$30
Fiscal 2010	(50)	(18)	(32)
Fiscal 2009	(28)	(7)	(21)
Prior fiscal years	3	3	-

Nordic Region Adjustments:

As part of closing the Company's financial statements for the third quarter and nine months ended December 31, 2010, management identified and recorded pre-tax out of period charges totaling $25 million and $85 million, respectively, in its Nordic operations. Based upon the Company's investigation, which extended into the fourth quarter of fiscal 2011, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the adjustments in the third quarter of fiscal 2011 and additional adjustments during the remainder of fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries.

Other Adjustments:

During the third quarter and nine months ended December 31, 2010, the Company also identified pre-tax out of period adjustments of $4 million and $30 million, respectively, that increased income from continuing operations before taxes, of which $4 million and $26 million, respectively, relates to other MSS operations.

The remaining $4 million of pre-tax out of period adjustments during the nine months ended December 31, 2010 consist of a reduction of other accrued expenses related to non-MSS segments from an adjustment to corporate general and administrative expense. The Company also identified $6 million and $20 million of net out of period adjustments related to income tax benefits associated with complex tax positions in the third quarter and nine months ended December 31, 2010.

The net impact of the out of period adjustments was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during the third quarter of fiscal 2011.
The select line items of the Consolidated Condensed Statement of Operations for the third quarter and nine months ended December 31, 2010, impacted by the out of period adjustments, including those identified in fiscal 2012 (under the rollover method) are shown below.  Adjustments include unrecorded items which have not been recorded due to self-correction in a subsequent period. Certain adjustments reflected below only impacted quarters within the annual period.

	Quarter ended December 31, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,995	$7	$4,002
Costs of services (excludes depreciation and amortization, contract charge, and settlement charge)	3,221	8	3,229
Selling, general and administrative	242	1	243
Depreciation and amortization	269	(1)	268
Interest expense	43	(1)	42
Other (income) expense	(2)	-	(2)
Income from continuing operations before taxes	230	-	230
Taxes on income	(14)	3	(11)
Income from continuing operations	244	(3)	241
Income from discontinued operations, net of taxes	(1)	-	(1)
Net income attributable to CSC common shareholders	242	(3)	239
EPS – Diluted
Continuing operations	$1.55	$(0.02)	$1.53
Discontinued operations	(0.01)	-	(0.01)
Total	$1.54	$(0.02)	$1.52

	Nine months ended December 31, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,840	$33	$11,873
Costs of services (excludes depreciation and amortization, contract charge and settlement charge)	9,539	(14)	9,525
Selling, general and administrative	731	-	731
Depreciation and amortization	797	(3)	794
Interest expense	126	(1)	125
Other (income) expense	(14)	-	(14)
Income from continuing operations before taxes	686	51	737
Taxes on income	123	30	153
Income from continuing operations	563	21	584
Income from discontinued operations, net of taxes	21	-	21
Net income attributable to CSC common shareholders	569	21	590
EPS – Diluted
Continuing operations	$3.51	$0.13	$3.64
Discontinued operations	0.13	-	0.13
Total	$3.64	$0.13	$3.77

Goodwill Impairment
The Company initiated its annual goodwill impairment analysis at the beginning of the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health).  Furthermore, at the end of the second quarter, sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis, and the BSS-GBS reporting unit again had a fair value that was below carrying value. Management believed that the decline in the estimated fair values of these reporting units was a result of several factors, including uncertainty about the Company’s overall value as reflected in CSC’s stock price decline over the first half of fiscal 2012, overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and decline in forecasted operating performance of these reporting units.

The September 30, 2011 interim goodwill testing also indicated that the fair values of two reporting units – BSS-Health and BSS-iSOFT – passed step one but were not considered to be substantially in excess of carrying values. BSS-Health had a fair value estimated to be approximately 6% in excess of its carrying value. For iSOFT, which was acquired during the second quarter and was a new reporting unit, fair value approximated carrying value due to the proximity of its acquisition to the second quarter interim goodwill impairment test. For the remaining reporting units with goodwill, fair values substantially exceeded carrying values.

During the process of conducting the second steps of the annual and the interim goodwill impairment tests, the Company identified significant unrecognized intangible assets (primarily customer relationship and technology assets) which, along with fair value changes to the carrying values of other assets and liabilities as well as the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded a goodwill impairment charge of $2,685 million of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. By the end of the second quarter, the Company was not able to complete all the analyses associated with the annual and the interim impairment goodwill impairment tests primarily because of the complexity and the effort required to fair value all the assets and liabilities of the three reporting units which are spread across the globe, consequently, the amount of goodwill impairment recorded at the end of the second quarter represented management’s best estimate.

During the third quarter, the Company completed all analyses related to the annual and interim goodwill impairment tests, and identified adjustments that reduced the impairment loss recorded in the second quarter by $3 million. The entire adjustment was associated with the BSS-Health reporting unit, and resulted from finalizing tax estimates and customer/technology asset fair values. Thus, the total second quarter goodwill impairment loss was adjusted to $2,682 million.

At the end of the third quarter, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company concluded that such indicators were present for two of its reporting units, BSS-Health and BSS-iSOFT. With respect to BSS-Health, the loss of a significant customer, the failure to win some major bids for new business, and reduction in forecasted earnings was considered a triggering event for an interim goodwill impairment test. For BSS-iSOFT, the recent developments on the NHS contract were considered a triggering event (see Note 15). There were no triggering events for the remaining reporting units with goodwill.

In conducting the first step of the third quarter interim goodwill impairment test for the BSS-Health reporting unit, the factors stated above resulted in a reassessment of forecasted cash flow assumptions under an income approach, as well as a revised valuation using a market multiples fair value approach, which led the weighted average fair value of the reporting unit to be less than its carrying value, thus triggering the need to proceed to step two. For the BSS-iSOFT reporting unit, however, the weighted average fair value was estimated to be greater than its carrying value due to better than forecast performance on the core iSOFT business (not related to the NHS contract).

During the process of conducting the second step of the third quarter interim goodwill impairment test for BSS-Health, the Company estimated the hypothetical fair value of its tangible assets and the hypothetical unrecognized intangible assets, primarily customer relationship and technology assets, and recorded an impairment charge of $63 million. After recording the third quarter charge of $63 million, the BSS-Health reporting unit had no remaining goodwill as of December 30, 2011.

Any further significant declines in CSC’s stock price or any further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test.

Costs of Services - Specified Contract Charge
As more fully discussed in Note 15 to the Consolidated Condensed Financial Statements, CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system.  The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs.

On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment.  Negotiation of the terms of the MOU were substantially completed in May 2011.  Subsequent government reviews of the MOU occurred. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU.   In late December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government.  Notwithstanding the failure to reach agreement, CSC and the NHS have continued discussions in 2012 regarding proposals advanced by both parties reflecting scope modifications and contract value reductions that differ materially from those contemplated by the MOU.  There can be no assurance that CSC and NHS will enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will be on terms favorable to CSC.  The failure of the parties to enter into a contract amendment, a significant delay in entering into a contract amendment or the execution of a contract amendment on terms unfavorable to CSC could result in additional costs, and could have a material adverse effect on CSC’s consolidated financial position, results of operations and cash flows.

While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC has revised its estimate of revenues and costs at completion under the percentage of completion method to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1.5 billion contract charge as of December 30, 2011, including a $204 million reduction of revenue. This charge included the write-off of its work in process balance of $1,263 million, billed and unbilled receivables of $204 million and net other assets and liabilities of $18 million, resulting in no material remaining net assets. A forward loss is not evident at this point and has not been accrued, but additional losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations, it is also reasonably possible that an agreement, if concluded, could result in recovery of a portion of the amounts that have been written off as of December 30, 2011, and therefore generate a gain in the near term.   However, there can be no assurance that an agreement will be concluded, that any gain will be generated in the event an agreement is concluded or that any recovery will occur.

Costs of Services - Settlement Charge
During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. Government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA).  Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011.  In December 2011, the Company signed the contract modification based on the terms described above. As a result of settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million.  Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services.  The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater.  The contract extension contained a Requirements portion (Federal Acquisition Regulation (“FAR”) 16.503) and an Indefinite Quantity portion (FAR 16.504) and is not subject to any minimum values. See Note 17 to the Consolidated Condensed Financial Statements for further discussion.

Costs of Services

Costs of services (COS) excluding specified contract charge and settlement charges, as a percentage of revenue, increased 5.5 percentage points for the third quarter and 3.6 percentage points for the first nine months of fiscal 2012.

The third quarter increase was driven by BSS and NPS COS increases. BSS’ COS ratio was adversely impacted primarily by the write down of $204 million of NHS related revenues and by the recent acquisition of iSOFT, which had a relatively higher COS ratio than other BSS businesses. The NPS ratio increased primarily due to loss provisions recognized on two fixed price contracts accounted for under percentage of completion: one due to a stop work order on a U.S. Air Force contract for $16 million and the second on a U.S. Department of Labor contract for $23 million.

The nine-month increase in the COS ratio was driven by adverse trends for all three segments. BSS’ COS ratio was adversely impacted by both the NHS write down and the iSOFT acquisition as mentioned above, as well as  performance issues in its consulting business in South America. Lower license sales in BSS’ financial services group, which typically has higher margins, also had an adverse impact on the ratio.  The NPS ratio increased primarily due to the second quarter revenue adjustment related to the settlement with the U.S. Government of contract claims asserted under the Contract Disputes Act of 1978 (CDA), along with the third quarter loss provisions noted above. The MSS ratio was impacted by adverse adjustments of $92 million on certain long-term contracts accounted for under the percentage of completion method of which $30 million was recorded as reduction in revenue, plus start up issues on certain contracts, including transition costs overruns of $30 million, as well as recording certain out of period charges in Australia (see Note 4 to the Consolidated Condensed Financial Statements).

Selling, General & Administrative
Selling, general and administrative (SG&A) expense as a percentage of revenue increased 1.2 percentage points for the third quarter and increased 1.0 percentage points for the first nine months of fiscal 2012.  The higher ratio for the third quarter was due to higher costs at corporate general and administrative costs and increases in the BSS and MSS ratios. For the nine month period, the higher SG&A ratio was due to higher corporate costs and increases in the BSS ratio.

The higher corporate general and administrative costs, for both the third quarter and nine months, was primarily due to higher legal and professional fees of $13 million and $52 million, respectively, associated with the ongoing SEC and Audit Committee’s independent investigations into matters surrounding the out of period adjustments discussed previously. The Company will continue to incur such fees as these investigations are ongoing. In addition, the Company expects to incur additional legal and other professional fees in connection with various putative class action lawsuits that have been filed in federal court (see Note 16 to the Consolidated Condensed Financial Statements). The higher legal expenses were partially offset by reduction in the bonus accrual due to the Company’s current financial performance.

For both the third quarter and for the nine months, the higher BSS ratio was primarily due to the transaction and transition costs incurred related to the iSOFT acquisition and an adverse impact from the NHS revenue adjustment. The higher third quarter MSS ratio was due to investments in regional sales organization in the U.K and the Nordics.

Depreciation and Amortization
Depreciation and amortization (D&A) as a percentage of revenue increased 1.3 percentage points for the third quarter and 0.7 percentage points for the first nine months of fiscal 2012 when compared to the same periods of fiscal 2011.

The increase in the D&A ratio for both the third quarter and for the nine month period was driven by increases in each of the three segments. The higher BSS ratio is due to the NHS revenue adjustment of $204 million and higher amortization related to the acquired iSOFT intangible assets. The higher MSS ratio was primarily due to higher depreciation on fixed assets. The higher NPS ratio was primarily due to increased capital expenditures in support of U.S. Government contracts and higher amortization of acquired intangibles from both fiscal 2011 and fiscal 2012 acquisitions.

Interest Expense, Net
Interest expense, net of interest income, was flat in the third quarter of fiscal 2012 as compared to the same period in the prior year, and decreased $2 million for the nine months.

Interest expense remained constant at $43 million during the third quarter and increased $5 million to $131 million during the nine months of fiscal 2012 as compared to comparable periods in the prior year. Higher interest expense during the nine month period was primarily due to increased capital lease activity in MSS and higher tax interest payments, partially offset by lower interest due to the repayment of a $1.5 billion credit facility in the third quarter of fiscal 2011.

Interest income remained constant at $8 million during the third quarter and increased $7 million to $32 million during the nine months of fiscal 2012 as compared to comparable periods in the prior year. Higher interest income during the nine month period was primarily due to the higher interest earned on cash balances in India during the first two quarters of fiscal 2012.

Other (Income) Expense, Net
Other (income) expense, net decreased $14 million to $12 million for the third quarter of fiscal 2012 as compared to the same period in the prior year, and decreased $15 million to $1 million for the nine month period.

Other (income) expense, net includes gains and losses due to the impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities and the related hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Both the third quarter and the nine month decreases were primarily due to higher hedging costs in fiscal 2012 related to the Company’s foreign currency forwards and options program, and fiscal 2011 gains on sale of investment and non-controlling interest in a business, both of which did not recur in fiscal 2012.

Taxes
The Company’s effective tax rate was 3.1% and 2.8% for the third quarter and nine months ended December 30, 2011, and (6.1%) and 17.9% for the third quarter and nine months ended December 31, 2010. The following are the major events that had a significant impact on the effective tax rate for the nine months ended December 30, 2011, as compared to the effective tax rate for the nine months ended December 31, 2010:

•
During the third quarter of fiscal 2011, as a result of the audit settlement, the Company recognized benefits related to research and development (“R&D”) credits of approximately $68 million which had a favorable impact on the effective tax rate for the third quarter ended December 31, 2010 of 29.6% and for the nine months ended December 31, 2010 of 9.9%.

•
During the third quarter of fiscal 2012, as a result of the charge related to the U.K. National Health Service (NHS) contract, the Company established a valuation allowance of approximately $65 million against the prior year ending net deferred tax assets of the U.K. operating entities. The valuation allowance had an unfavorable impact on the tax rate for the three months ended December 30, 2011 of 4.5%, and for the nine months ended December 30, 2011 of 1.6%.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and had a favorable impact on the effective tax rate for the nine months ended December 30, 2011 of 2.9%.

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to the audit settlements and the expiration of statute of limitations of approximately $112 million which had a favorable impact on the effective tax rate for the nine months ended December 30, 2011 of 2.7%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge which was mostly not deductible for tax purposes.  During the third quarter of fiscal 2012, the Company recorded an additional goodwill impairment charge of $60 million, which was also not deductible for tax purposes. The goodwill impairment charge had a significant impact on the effective tax rate for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the remaining difference between the effective tax rate and statutory tax rate of 35%.

•
During the third quarter of fiscal 2012 the Company recorded a $1.5 billion charge related to the NHS contract. The Company established a full valuation allowance against the net operating losses in the U.K. and did not record a tax benefit for the NHS charge. The NHS charge had a significant impact on the effective tax rate for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the remaining difference between the effective tax rate and statutory tax rate of 35%. The NHS contract is subject to ongoing negotiations, the outcome of which may produce objectively verifiable evidence that may require remeasurement of the valuation allowance in future periods.

During the nine months ended December 30, 2011, the Company’s uncertain tax positions decreased by $187 million, net of $75 million of tax attributes and excluding interest and penalties, as compared to the fiscal year end 2011.  The decrease in uncertain tax positions related to the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012 was $186 million, net of $26 million of tax attributes and excluding interest and penalties.  In addition, there was an increase in uncertain tax positions of $13 million, net of $49 million of tax attributes, related to the acquisitions of iSOFT and AppLabs during the second quarter of fiscal 2012.  As of December 30, 2011, the Company's liability for uncertain tax positions was $217 million, which was included in other long term liabilities, including interest of $30 million ($18 million net of tax) and penalties of $15 million.

As of December 30, 2011, the Company’s liability for uncertain tax positions included $118 million related to amounts that, if recognized, would affect the effective tax rate, excluding related interest and penalties.

During the nine months ended December, 30, 2011, the Company recorded an interest benefit of $36 million ($23 million net of tax) and had a net release of penalties of $19 million.  The reduction in interest and penalties was primarily a result of the settlement of the IRS examination and lapse of the statute of limitations during the second quarter of fiscal 2012.  Going forward, interest expense is expected to continue to accrue at approximately $1.5 million quarterly (net of tax) on existing uncertain tax positions, before the effect of compounding or changes in interest rates, until payments are made or the underlying uncertain tax positions are resolved in the Company’s favor.  The Company is unable to predict when these events may occur.

Earnings (Loss) Per Share
Earnings (loss) per share, on a diluted basis, decreased $10.50 and $29.99 for the third quarter and nine months ended December 30, 2011, as compared to the same period of the prior fiscal year. These decreases were due to decreases in net income attributable to CSC common shareholders of $1,632 million and $4,653 million for the third quarter and nine months in fiscal 2012 as compared to fiscal 2011.

Net income attributable to CSC common shareholders decreased primarily due to a contract write off of $1,485 during the third quarter (see Note 15), a settlement charge of $269 million that resulted from the settlement of claims with the U.S. Federal Government during the second quarter (see Note 17), and a goodwill impairment of $2,745 million (see Note 14) that occurred during the first nine months of fiscal 2012.

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

During the third quarter of fiscal 2012, the Company recorded a $2 million adjustment to the taxes on gain on discontinued operations recorded in fiscal 2011. The adjustment reflects a true up to the tax provisions made in fiscal 2011.

Cash Flows

The Company’s cash flows were as follows:

	Nine Months Ended
(Amounts in millions)	December 30, 2011	December 31, 2010

Net cash provided by operating activities	$680	$804
Net cash used in investing activities	(1,088)	(735)
Net cash used in financing activities	(471)	(1,263)
Effect of exchange rate changes on cash and cash equivalents	(60)	39
Net decrease in cash and cash equivalents	(939)	(1,155)
Cash and cash equivalents at beginning of year	1,837	2,784
Cash and cash equivalents at quarter end	$898	$1,629

Net cash provided by operations for the first nine months of fiscal 2012 was $124 million lower than during the comparable period of fiscal 2011. The decrease was primarily driven by repayment of $265 million of advance payments to the NHS plus higher vendor payments, partly offset by $277 million received in connection with settlement of claims with the U.S. Government, as well as higher customer collections and lower cash taxes paid.

Net cash used in investing activities for the first nine months of fiscal 2012 was $353 million higher than during the comparable period of fiscal 2011. The increase was primarily due to payments for the fiscal 2012 second quarter iSOFT and AppLabs acquisitions, as well as higher purchases of software, increased outsourcing costs, and cash flows from fiscal 2011 business dispositions, which did not recur in fiscal 2012.

Net cash used in financing activities for the first nine months of fiscal 2012 was $792 million lower than during the comparable period of fiscal 2011. This decrease was primarily due to repayment of a $1.5 billion credit facility in the third quarter of fiscal 2011, partly offset by higher principal payments on long-term debt in fiscal 2012, including the debt acquired as a part of the iSOFT acquisition, and net borrowings under the Company’s commercial paper programs in fiscal 2012.

Depreciation of certain foreign currencies against the U.S. dollar, primarily the Euro, the Australian dollar, and the Indian rupee, negatively impacted cash and cash equivalents by $99 million during the first nine months of fiscal 2012 as compared to the same period in the prior year.

Free cash flow decreased $290 million to an outflow of $172 million for the first nine months of fiscal 2012 compared to an inflow of $118 million in the comparable period of the prior year primarily due to the repayment of the NHS advance contract payments and higher vendor payments, as described above.

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

Liquidity and Capital Resources
The balance of cash and cash equivalents was $898 million at December 30, 2011, and $1,837 million at April 1, 2011. The decreased balance is primarily a result of investing and financing cash outflows of $1,088 million and $471 million, respectively, partially offset by operating cash inflows of $680 million during the first nine months of fiscal 2012.

Equity during the nine months of fiscal 2012 decreased $4,314 million primarily from the net loss attributable to CSC shareholders of $4,084 million, an increase in accumulated other comprehensive loss (AOCL) of $181 million, and dividends declared of $93 million. The net loss attributable to CSC shareholders was primarily due to the goodwill impairment charge (see Note 14), write off associated with the U.K. National Health Service contract (see Note 15), and the charge associated with the settlement of claims with the U.S. Government (see Note 17). The increase in AOCL was primarily due to an adverse foreign currency translation adjustment.

At the end of the first nine months of fiscal 2012, CSC’s debt to total capitalization ratio was 45.7%, up 20.3% from 25.4% at the end of fiscal year 2011 primarily due to decrease in equity for the reasons mentioned above. The following table summarizes the Company’s debt to total capitalization ratio as of the end of the third quarter of fiscal 2012 and as of fiscal year end 2011.

	As of
Amounts in millions	December 30, 2011	April 1, 2011
Debt	$2,729	$2,579
Equity	3,246	7,560
Total capitalization	$5,975	$10,139
Debt to total capitalization	45.7%	25.4%

At December 30, 2011, the Company had $259 million of short-term borrowings comprised primarily of $191 million of current maturities of long-term debt. In addition, the Company had $2,470 million of long-term debt. The Company’s commercial paper program, which had no borrowings outstanding at December 30, 2011, is backed by a $1.5 billion committed line of credit.

At December 30, 2011, the Company had approximately $714 million of cash and cash equivalents held outside of the U.S.  The cash outside the U.S. is not presently available to fund U.S. operations or obligations without paying a significant amount of taxes upon their repatriation. It is management’s intent to use the foreign cash balances to fund non-U.S. acquisitions and capital needs. The recent acquisitions of iSOFT and AppLabs during the second quarter of fiscal 2012 were made with the use of non-U.S. cash.  Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

The Company's total liquidity is comprised of cash and cash equivalents plus any borrowing availability under its credit facility. As of December 30, 2011, the Company's total liquidity was approximately $2.4 billion comprised of $1.5 billion of available commercial paper drawdown and $0.9 billion of cash on hand.
In the opinion of management, the Company will be able to meet its short-term liquidity requirements for both the U.S. and international operations through the combination of cash flows from operating activities, current cash balances, the ability to issue Commercial Paper and a $1.5 billion line of credit which expires on March 18, 2015. If there were any additional long term liquidity requirements (i.e. longer than 12 months), these would likely be financed by the issuance of debt, and/or equity securities. Although the Company cannot offer any assurances on the terms of any issuances of debt or equity, the Company is confident that both the debt and equity markets will continue to be available to CSC.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company's market risk associated with interest rates and foreign currencies as of December 30, 2011, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2011. For the nine months ended December 30, 2011, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of December 30, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2011.
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

During the fiscal quarter ended December 30, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the Notes to the Consolidated Condensed Financial Statements: Note 15, Cost of Services – Specified Contract Charge, Note 16, Commitments and Contingencies under the caption “Contingencies,” and Note 17, Settlement of Claims with U.S. Government, contained in Part I – Item 1 of this filing.  Such information is incorporated herein by reference and made a part hereof.

ITEM 1A. RISK FACTORS
Past performance may not be a reliable indicator of future financial performance.  Future performance and historical trends may be adversely affected by the following factors, as well as other variables, and should not be relied upon to project future period results.

1.
Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for information technology outsourcing, business process outsourcing and consulting and systems integration services. In addition, worldwide economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

Worldwide economic conditions and political uncertainty may adversely impact our customers’ demand for our services in the markets in which we compete.  A general economic downturn may adversely affect our customers’ demand for consulting, systems integration and other IT services.  In addition, our government customers’ demand may also be affected by budgetary and political uncertainties, changing priorities, military conflicts and other events.

2.
We are subject to a formal SEC investigation and an SEC comment letter process relating to certain previously announced accounting adjustments in our MSS segment, primarily in Europe’s Nordic region, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

As previously disclosed in fiscal 2011, the Company initiated an investigation into certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

Each of the Audit Committee’s and the SEC’s separate investigations have been expanded to encompass the Company’s operations in Australia, and in the course of that investigation, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended and/or terminated. These investigative activities are ongoing.

Each of the Audit Committee’s and the SEC’s separate investigations also have been expanded to encompass a review of (i) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (ii) certain of the Company’s contracts and related disclosures that involve the percentage of completion accounting method, including the Company’s contract with NHS. These investigative activities are ongoing.

In addition, the SEC’s Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustment in connection with the above-referenced accounting errors, the Company’s conclusions regarding the materiality of such adjustments and the Company’s analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance’s comment letter process is ongoing, and the Company is continuing to cooperate with that process.

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

CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system.  On February 4, 2011, NHS formally notified the Company that it believes the Company’s failure to achieve a key milestone constitutes a breach of contract and NHS is considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it is considering and, in fact, NHS is considering the full range of options it believes are available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a negotiated but unsigned Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment.  Negotiations of the terms of the MOU were substantially completed in May 2011.  Subsequent government reviews of the MOU subsequently occurred. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU. In late December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government.

Notwithstanding the foregoing, CSC  and the NHS continued discussions in 2012 regarding proposals advanced by both parties reflecting scope modifications and contract value reductions that differ materially from those contemplated by the MOU.  There can be no assurance that CSC and NHS will enter into a contract amendment or, if a contract amendment is negotiated and entered into, that the contract amendment as finally negotiated will be on terms favorable to CSC.  The failure of the parties to enter into a contract amendment, a significant delay in entering into a contract amendment or the execution of a contract amendment on terms unfavorable to CSC could result in additional costs, and could have a material adverse effect on CSC’s consolidated financial position, results of operations and cash flows.

While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments and the uncertainty over the results of the negotiations, CSC has revised its estimate of revenues and costs at completion under this method to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1.5 billion contract charge as of December 30, 2011, including a $204 million reduction of revenue. This charge included a write-off of the Company’s work in process balance of $1,263 million,  billed and unbilled receivables of $204 million and net other assets and liabilities of $18 million, resulting in no material remaining net assets under the contract. While the contract is in a cumulative loss position as of December 30, 2011, an additional forward loss is not evident at this point and has not been accrued, but further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material.   In addition, depending on the outcome of the negotiations, it is also reasonably possible that an agreement, if concluded, could result in recovery of a portion of the amounts that have been written off as of December 30, 2011, and therefore generate a gain in the near term.   However, there can be no assurance that an agreement will be concluded, that any gain will be generated in the event an agreement is concluded or that any recovery will occur.

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

We test our goodwill for impairment during the second quarter every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 (Goodwill and Other Intangible Assets) and ASC 360 (Property, Plant and Equipment). If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

We also test certain equipment and deferred costs balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget.  If the projected cash flows of the particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract’s fair value.  These impairments could materially affect our reported net earnings.

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

For fiscal 2011, approximately 37% of recognized revenues were denominated in currencies other than the U.S. dollar.  The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally, may be adversely affected until stable exchange rates are established.  While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

The Company enters into foreign currency forward contracts and options with a number of counterparties.  As of December 30, 2011, the Company had outstanding foreign currency forward contracts with a notional value of $1,590 million and outstanding option contracts with a notional value of $957 million. The terms of these contracts are often customized and complex.  As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract.  During an economic downturn, the counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure.  In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition.  In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 30, 2011, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2011 to October 28, 2011	-	$-	-	-
October 29, 2011 to November 25, 2011	-	$-	-	-
November 26, 2011 to December 30, 2011	-	$-	-	-

(1)
The Company did not accept any shares of its common stock in the quarter ended December 30, 2011 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to vested RSUs.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the new repurchase program. The approximate amount for which shares may yet be purchased under this program at December 30, 2011 is $935 million.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER EVENTS

Reserved

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2	Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 2011)

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws effective December 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 12, 2010)

4.1	Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2008)

4.2	Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on From 8-K dated February 10, 2003)

4.3	First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 10, 2003)

10.1	1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998)

10.2	2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001)

10.3	2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004)

10.4	2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007)

10.5	2011 Omnibus Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 8, 2011)

10.6	Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.7	Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.8	Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.9	Form of Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.10	Form of Restricted Stock Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.11	Form of Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarter Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.12	Form of Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.13	Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.14	Form of International Service-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

Exhibit Number	Description of Exhibit

10.15	Form of International Performance-Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.16
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.17	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18	Separation Agreement with Russell H. Owen effective September 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2011)

10.19	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K dated December 4, 2007)

10.20	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.21	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.22	Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.23	Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.24	Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.25	Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)

10.27	2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Non-Employee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)

10.34	Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1)

10.35	Retention Letter with Peter Allen effective August 22, 2011(1)

Exhibit Number	Description of Exhibit

10.36	Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2011)

10.37	Retention Letter with Randy E. Phillips effective October 16, 2011

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K filed December 16, 2008)

101.INS	XBRL Instance(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation(2)

101.LAB	XBRL Taxonomy Extension Labels(2)

101.PRE	XBRL Taxonomy Extension Presentation(2)

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

COMPUTER SCIENCES CORPORATION

Date: February 8, 2011	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)