Form 10-Q/A
period 2011-12-30
COMPUTER SCIENCES CORP
filed 2012-02-09
CIK 23082

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Computer Sciences Corporation (“CSC” or the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011 (the “Original Filing”) which was filed with the Securities and Exchange Commission on February 8, 2012.  CSC is filing this Amendment No. 1 to provide:

-	The correctly dated signature page of the Original Filing, and

-
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

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and CSC has not updated disclosures included therein to reflect any events that occurred subsequent to February 8, 2012.

(As Corrected)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 8, 2012	By:	/s/ Donald G. DeBuck
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

10.17	Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18	Separation Agreement with Russell H. Owen effective September 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2011)

10.19	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K dated December 4, 2007)

10.20	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.21	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)

10.22	Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.23	Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.24	Senior Management and Key Employee Severance Agreement dated August 11, 2003, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.25	Amendment No. 1 to Senior Management and Key Employee Severance Agreement dated December 10, 2007, with Michael W. Laphen(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 12, 2007)

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)

10.27	2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)

10.28	1997 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)

10.29	2006 Non-Employee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)

10.30	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)

10.31	Form of Amendment to Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 6, 2005)

10.32	Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.33	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)

10.34	Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1)

10.35	Retention Letter with Peter Allen effective August 22, 2011(1)

Exhibit Number	Description of Exhibit

10.36	Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2011)

10.37	Retention Letter with Randy E. Phillips effective October 16, 2011

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K filed December 16, 2008)

101.INS	XBRL Instance(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels(2)

101.PRE	XBRL Taxonomy Extension Presentation(2)

(1) Management contract or compensatory plan or agreement
(2) Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Date: February 9, 2012	By:	/s/ Donald G. DeBuck
Donald G. DeBuck
Vice President and Controller
(Principal Accounting Officer)