Form 10-K
period 2012-03-30
COMPUTER SCIENCES CORP
filed 2012-05-29
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2012
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
☐ Yes  ☒   No
As of September 30, 2011, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $4,154,635,958.
There were 155,201,837 shares of the Registrant’s common stock outstanding as of May 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 30, 2012, are incorporated by reference into Part III hereof.

i

PART I

Item 1.	Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation, a Nevada corporation (CSC or the Company), is one of the world leaders in the information technology (IT) and professional services industry. Since it was founded more than 50 years ago in 1959, the Company has helped clients use IT more efficiently in order to improve their operations and profitability, focus on core competencies, and achieve business results such as increased agility and top-line growth.

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

IT outsourcing involves operating all or a portion of a customer’s technology infrastructure, including systems analysis, applications development, network operations, end-user computing and data center management. CSC also provides business process outsourcing, managing key transactional business functions for clients, such as procurement and supply chain, call centers and customer relationship management, credit services, claims processing and logistics. In addition, CSC provides an array of emerging services in the areas of Infrastructure as a Service (IaaS), Software as a Service (SaaS), Business Process as a Service (BPaaS), Platform as a Service (PaaS), Cyber Security Managed Services and other emerging technologies and associated service delivery models.

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

The Company also licenses sophisticated software systems including SaaS offerings for the financial services, healthcare and other industry-specific markets and provides a broad array of end-to-end business solutions that meet the needs of large commercial and government clients. The Company focuses on delivering results by combining industry-specific knowledge and process design and improvement expertise with innovative, high-quality global delivery models to provide flexible and scalable solutions. To do so, CSC draws on its vast experience in designing, building and maintaining large, complex, mission-critical systems and applies this knowledge to today’s business challenges.

While it maintains more than 100 vendor alliances to have access to the latest technology, CSC generally does not operate through exclusive agreements with hardware or software providers and believes this vendor neutrality enables it to better identify and manage solutions specifically tailored to each client’s needs.

Major Markets

CSC provides its services to clients around the world and in many commercial industries, as well as to governments of the U.S. federal, state, and local segments, in addition to other governments. The Company delivers these services through three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business

Solutions and Services (BSS). Geographically, CSC has major operations throughout North America, Europe, Asia and Australia. Segment and geographic information are included in Note 15 to the Consolidated Financial Statements for the year ended March 30, 2012. For a discussion of risks associated with our foreign operations, see Item 1A "Risk Factors".

The Company’s NPS line of business, providing IT-related and mission/operations-related services to the U.S. federal government since 1961, is a leading federal contractor and is one of its major IT service providers. CSC serves a broad federal customer base, including most civil departments and branches of the military, as well as the Department of Homeland Security and NASA. The Company provides a broad spectrum of services to the U.S. federal government, ranging from traditional systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

The Company’s MSS line of business provides information systems outsourcing services to clients in a broad array of industries, including aerospace and defense, automotive, chemical and natural resources, consumer goods, financial services, healthcare, manufacturing, retail and distribution, telecommunications, and technology. CSC's services are delivered through allocation of resources located both on a client's premises and through CSC's leveraged service centers around the world.

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

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2012	2011	2010
North American Public Sector	36%	37%	38%
Managed Services Sector	42	41	41
Business Solutions and Services	23	23	22
Subtotal	101	101	101
Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2012 Overview

During fiscal 2012, CSC announced new business contract awards, or bookings, valued at approximately $19.3 billion, comprised of $9.5 billion in MSS segment awards, $6 billion of NPS awards and $3.8 billion of awards with BSS. For NPS, announced values for indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of MSS announced awards is estimated at the time of contract signing and includes optional contract years. New contract bookings are recorded using then existing projections of service volumes and then existing currency exchange rates, and are not subsequently adjusted for volume or currency fluctuations. The announced values for BSS line of business awards are based on firm commitments.

A weak global economy throughout much of fiscal 2012 continued to cause soft demand for IT discretionary spending, which affects demand for the Company's products and services and in turn, may have an impact on the financial condition of the Company. Therefore, the Company continues to closely monitor client demand in order to appropriately respond to changing environments. The response of professional and IT service providers, including CSC, has been to continue exercising cost discipline, with careful management of headcount, capital expenditures, and other resources. Many of our government customers continue to experience uncertainty about their fiscal budgets due to the Budget Control Act of 2011. As a result, large program awards are delayed and customers are shifting to smaller and shorter term contracts.

In future periods, CSC’s results of operations and financial condition may be negatively affected by conditions in the various global markets in which the Company operates, or client budget constraints. The current economic environment increases the pressure on both businesses and governments around the world to adapt.

Economic conditions could impact the credit quality of CSC's receivables portfolio and, therefore, the level of provision for bad debts. CSC continues to review credit policies and collection efforts in both the origination of new business and the evaluation of existing projects.

Contract terminations, cancellations or delays could result from our performance or factors that are beyond our control, including the business, financial condition of the client, changes in ownership, management at our clients, changes in client strategies, the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs simultaneous with contract termination and the contract assets may become impaired. Consequently, our profit margins in subsequent periods could be lower than expected.

Currency fluctuations will continue to have an effect on both revenue and profit. The Company’s hedging program, however, attempts to mitigate some balance sheet risk, economic risk, and margin erosion.

Acquisitions and Divestitures

Acquisitions

During fiscal 2012, CSC acquired iSOFT Group Limited (iSOFT), a publicly-held company listed on the Australian Securities Exchange, for cash consideration of $200 million, and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition, in the Company's BSS segment. The acquisition complements and strengthens CSC's software products, healthcare integration and services portfolio, and its healthcare research and development capabilities as iSOFT provides advanced application solutions across both the public and private sectors.

In addition, CSC acquired three privately-held companies for an aggregate $201 million during fiscal 2012, the largest being the acquisition of AppLabs for $171 million in CSC's MSS segment, and the other two acquisitions in the NPS and BSS segments. The AppLabs acquisition enhances the Company's capabilities in application testing services and complements CSC's expertise in financial services, healthcare, manufacturing, chemical, energy, and natural resources and technology and consumer verticals. The acquisitions in the NPS and BSS segments enhance the Company's offerings in the healthcare information technology and financial services industries.

During fiscal 2011, CSC acquired four privately-held companies for $156 million; two of the acquisitions were made in CSC’s NPS segment and two in the BSS segment.

The NPS segment acquisitions enhanced the Company’s offerings and position in the key areas of cybersecurity and intelligence, surveillance and reconnaissance solutions, sensor integration, and in-theater analysis and exploitation.

The BSS segment acquisitions expanded CSC’s presence in the life sciences sector by enhancing its service offerings to include integrated, end-to-end business solutions for electronic regulatory submissions, integrating other acquired expertise with CSC’s established Cloud/SaaS capabilities, and expanding CSC’s presence and offerings in the chemical, energy and natural resources markets.

Divestitures

During fiscal 2011, CSC completed the divestiture of two immaterial businesses within its NPS segment whose ultimate customer is the U.S. federal government, one during the second quarter for consideration of approximately $56 million and another during the fourth quarter for consideration of approximately $65 million. Both of these divestitures were driven by governmental Organizational Conflict of Interest concerns. These divestitures have been reflected as discontinued operations in our financial statements.

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

More recently, the accelerating demand for multi-tenant infrastructure services, commonly referred to as Cloud Computing offerings, is continuing to alter the landscape of competition. New entrants to our markets are offering service models that change the decision criteria and contracting expectations of our target market. The Company has responded to these changing market conditions with new offerings and contracting structures that are intended to position CSC favorably.

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

EMPLOYEES

The Company has offices worldwide, and as of March 30, 2012, had approximately 98,000 employees. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and other materials required to be filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995, are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070. As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Periodic reports, proxy statements, information statements, and other information filed with or furnished by the Company to the SEC are available on the SEC’s website, www.sec.gov, or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A. Risk Factors.

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

1.
Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for information technology outsourcing, business process outsourcing and consulting and systems integration services. In addition, worldwide economic weakness and uncertainty could adversely affect our revenue and expenses.

Current weakness in worldwide economic conditions and political uncertainty may adversely impact our customers' demand for our services in the markets in which we compete, including our customers' demand for consulting, systems integration and other IT services. Our government customers' demand may also be affected by budgetary and political uncertainties, changing priorities, military conflicts and other events.

2.
We are the subject of ongoing SEC and Audit Committee investigations and an SEC comment letter process, which could divert management's focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

On May 2, 2011, the Audit Committee commenced its investigation into certain accounting errors and irregularities, primarily in our Nordic region and in our operations in Australia. This investigation is also reviewing certain aspects of our accounting practices within our Americas Outsourcing operation and certain of our contracts that involve the percentage of completion accounting method, including our contract with the U.K. National Health Service (NHS). As a result of this investigation, we have recorded certain out of period adjustments to our historical financial statements and taken certain remedial measures. The SEC is conducting its own investigation into the foregoing areas as well as certain related disclosure matters. See Note 2 to the Consolidated Financial Statements for a discussion of these investigations and adjustments.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding the Company's previously disclosed accounting adjustments, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the SEC's Division of Enforcement and the Audit Committee, as well as the review of our financial disclosures by the SEC's Division of Corporation Finance, are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of our business. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

3.
We are currently in negotiations with the United Kingdom's NHS to modify the terms of our contractual relationship. Failure to conclude a satisfactory resolution could materially adversely affect our consolidated financial condition, results of operations and cash flows.

CSC and the NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system. As a result of unresolved and continuing discussions between the Company and the NHS concerning possible modifications to such contract, the Company materially impaired its net investment in the contract and recorded a $1.5 billion contract charge as of December 31, 2011. In connection with continuing contract discussions, on

March 2, 2012, CSC and the NHS entered into a non-binding letter of intent (the “letter of intent”) pursuant to which the parties agreed to a set of high-level principles regarding contract scope modifications and value reductions and expressed their mutual intention to enter into a binding interim agreement (the “interim agreement”) reflecting such principles. The letter of intent also included a Lorenzo-related standstill agreement. Discussions concerning the interim agreement are still ongoing. The interim agreement, if agreed, will form the basis of an amendment and restatement of the existing NHS contract to be negotiated by the parties. Entry into the interim agreement, and ultimately the amendment, will require U.K. government approvals. There can be no assurance that such approvals will be obtained. While the parties intended to conclude a binding interim agreement by March 30, 2012, as previously disclosed, no agreement has yet been reached. The parties have continued discussions concerning the interim agreement. The previously disclosed Lorenzo related standstill agreement remains in effect through June 1, 2012.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by June 1, 2012 that the Lorenzo-related standstill arrangement will be extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

A significant delay in entering into the interim agreement or any amendment to the existing agreement or the execution of the interim agreement or any amendment on terms unfavorable to CSC could result in additional costs to CSC, which could be material. Failure to enter into the interim agreement, any amendment or other contract modifications could lead to material litigation between the Company and the NHS, including possible claims for breach of contract. Any of the foregoing circumstances could have a material adverse effect on CSC's consolidated financial position, results of operations and cash flows.

See Note 16 to the Consolidated Financial Statements for further discussion concerning the foregoing matters.

4.	Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36% of our revenue for fiscal 2012. While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, including deficit reduction measures, the cost of ongoing military conflicts, the cost of rebuilding infrastructure as a result of natural disasters, and the costs of other one-time adverse events such as the recent financial industry liquidity crisis, may reduce the U.S. federal government's demand and available funds for information technology projects, adversely impacting our NPS segment and our business. In addition, federal government budget uncertainty has resulted in a delay in government contract awards. Our revenue could be adversely affected by significant changes in federal spending priorities or policies, including:

◦	decreases in spending by federal agencies we support;

◦	changes in funding priorities;

◦	use of government employees for services previously provided by third party contractors;

◦	failure of Congress to pass legislation necessary to fund pending projects or to continue to fund projects that extend over multiple years; or

◦	delays in payment of invoices due to policy changes.

Any of these events could result in reductions to existing contracts and fewer future projects, which could adversely affect our results of operations and financial condition.

5.
Our contracts with the U.S. federal government contain provisions giving government customers certain rights that are unfavorable to us. Such provisions may materially and adversely affect our business and profitability.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. Our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

If any of these should occur, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

6.
Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows will be materially and adversely affected.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet the current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in consulting and systems integration and technology outsourcing markets will impact our future revenue growth and earnings.

7.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure play” companies that have a single product focus. This competition created by these companies may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current or achieve favorable operating margins for technology outsourcing contracts extended or renewed in the future.

Any reductions in margins will require that we effectively manage our cost structure. If we fail to effectively manage our cost structure during periods with declining margins, our results of operations will be adversely affected.

8.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

In fiscal 2012, Standard and Poor's Rating Services ("S&P") downgraded the Company from A- to BBB+ with a negative credit watch. On May 17, 2012, Moody's Investors Service, Inc. downgraded the Company's senior unsecured rating to Baa2 from Baa1 with a stable outlook and confirmed its short term rating at Prime-2. On May 22, 2012, S&P and Fitch Ratings LTD ("Fitch") lowered the Company's credit rating to BBB with a negative outlook.

Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies.

If further downgrades in our credit ratings were to occur, it could result in higher interest costs for certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Further downgrades could negatively impact the perception of the Company by lenders and other third parties. In addition, certain of the Company's major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

9.
We may be unable to identify future attractive acquisitions, which may adversely affect our growth. In addition, our ability to consummate and integrate acquisitions we consummate may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

We intend to identify strategic acquisitions that will allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that the Company will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.

10.	We could suffer additional losses due to asset impairment charges.

We test our goodwill for impairment during the second quarter every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 (Goodwill and Other Intangible Assets). If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of the particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. These impairments could materially affect our reported net earnings.

11.	Our customers may experience financial difficulties or may request out-of-scope work, and we may not be able to collect our receivables, materially and adversely affecting our profitability.

Over the course of a long-term contract, our customers' financial condition may change affecting their ability to pay their obligations and our ability to collect our fees for services rendered. Additionally, we may perform work for the federal government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the customers in support of their critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and success is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

12.	If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial and federal government contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to be able to complete the contracts in a timely manner. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

13.	We are defendants in pending litigation which may have a material and adverse impact on our profitability.

As noted in Part I, Item 3, Legal Proceedings, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our liquidity and earnings.

14.	Our contracts with U.S. governmental agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

We are engaged in providing services under contracts with agencies of the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with these requirements.

These investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm.

15.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our customers. As we noted above, the markets we serve are highly competitive and competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense for both on-shore and offshore locales. The loss of personnel could impair our ability to perform under certain of our contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

16.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

Select U.S. and non-U.S. government clients require CSC to maintain security clearances for certain Company facilities used in performance of classified contracts. Employees who perform under certain government contracts are required to possess appropriate personnel security clearances for access to classified information granted by their respective governments. The competition for qualified personnel who possess security clearance is very competitive in certain public sector markets. In the event that a government customer were to revoke the facility and/or personal clearances of all or substantially all of the employees performing work under a classified contract, such revocation could be grounds for termination of the contract by the government customer. Similarly, if the Company was unable to hire sufficient qualified and cleared personnel to meet its contractual commitments, its contract could be terminated for non-performance. Under either circumstance such termination, depending on the contract value, could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

17.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2012, approximately 38% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated by largely matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

18.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls.

We are required under the Sarbanes-Oxley Act of 2002 to include a report of management on the Company's internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of each fiscal year end, we may be exposed to negative publicity. The resulting negative publicity may materially and adversely affect our business and stock price.

19.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

20.
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

21.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the possibility that the U.S. federal government or the European Union may enact legislation which may provide significant disincentives to customers to offshore certain of their operations which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has recently experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

22.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

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

23.	Security breaches or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

As a U.S. government contractor and a provider of information technology services operating in a number of regulated industries and countries, we handle sensitive data of our clients, including personal information and information relating to sensitive government functions. In the ordinary course of our business, we develop, install and maintain systems and networks that manage and store this data. The security and privacy of information stored or managed by our systems is subject to numerous international, U.S. federal and state laws. While we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

24.	Changes in the Company's tax rates could affect its future results.

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

The recently proposed international tax provisions and expiring temporary tax provisions may adversely affect our results. The Company has significant operations overseas, and the new proposals may adversely affect our costs and margins. Also, some of these proposals may cause the Company to be less globally competitive as a U.S. tax liability would increase costs of doing business globally.

The India Finance Bill of 2012 (the “Indian Finance Bill”) has been approved by both houses of the Indian Parliament and, if signed into law, could have an adverse material impact on the Company's tax liabilities.

25.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for the Company to predict the ability of its clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to the Company's business as customers and suppliers may be unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect revenue.

26.	Our foreign currency hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options with a number of counterparties. As of March 30, 2012, we had outstanding foreign currency forward contracts with a notional value of $2,138 million and outstanding option contracts with a notional value of $785 million. The terms of these contracts are often customized and complex. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

27.
We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to bid on such projects effectively.

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design;

•
the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

28.	Catastrophic events or climate conditions may disrupt CSC's business.

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

On February 11, 2011, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-Q for the fiscal quarter ended October 1, 2010 and Form 10-Q for the fiscal quarter ended December 31, 2010. The Company responded to that letter, which has been followed by a series of new letters with additional comments from the Staff on subsequent filings. The Company has responded to each of these letters with supplemental information and analyses to address the comments from the Staff. The Staff's comments have focused on a number of issues and have requested, among other things, additional information regarding the Company's previously disclosed accounting adjustments, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments. See Risk Factor number 2 under "Item 1A. Risk Factors" in this Annual Report.

Item 2.	Properties

Following is a summary of properties owned and leased by CSC or its subsidiaries as of March 30, 2012:

Properties Owned	Approximate Square Footage	General Usage

Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Chennai, India	168,000	Computer and General Office
Daleville, Alabama	150,000	General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Moorestown, New Jersey	99,000	General Office
Berkeley Heights, New Jersey	95,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Vadodara, India	47,000	General Office
Singapore, Singapore	46,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	58,000	General Office

Properties Leased	Approximate Square Footage	General Usage
Washington, D.C. area	2,648,000	Computer and General Office
India	2,492,000	General Office
Texas	771,000	Computer and General Office
Australia & other Pacific Rim locations	651,000	Computer and General Office
New Jersey	607,000	General Office
Denmark	561,000	General Office
Germany	536,000	General Office
Georgia	503,000	General Office
United Kingdom	465,000	Computer and General Office
California	422,000	General Office
Florida	361,000	General Office
Michigan	255,000	General Office
France	242,000	General Office
New York	229,000	General Office
Ohio	226,000	General Office
North Carolina	216,000	General Office
Illinois	212,000	General Office
Wisconsin	208,000	General Office
Alabama	174,000	General Office
Minnesota	172,000	General Office
Connecticut	166,000	Computer and General Office
Canada	158,000	General Office
Iowa	157,000	General Office
Delaware	154,000	General Office
Missouri	141,000	General Office
Sweden	139,000	General Office
China	129,000	General Office
Spain	126,000	General Office
Kansas	114,000	General Office
Pennsylvania	104,000	General Office
Italy	101,000	General Office
Bulgaria	101,000	General Office
Various other U.S. and foreign locations	1,092,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2013 through 2028. We believe that all of the properties are well-maintained, suitable and adequate to meet current and anticipated requirements.

Item 3.	Legal Proceedings

The information required by this Item is set forth in Note 19, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing. Such information is incorporated herein by reference and made a part hereof.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant	Family Relationship
J. Michael Lawrie	58	2012	Indefinite	President and Chief Executive Officer	None
Michael J. Mancuso	69	2008	(1)	Vice President and Chief Financial Officer(1)	None
Peter Allen	51	2010	Indefinite	President, Global Sales and Marketing	None
James D. Cook	59	2010	Indefinite	President, Business Solutions and Services Sector	None
Donald G. DeBuck	54	2001	Indefinite	Vice President and Controller	None
William L. Deckelman, Jr.	54	2008	Indefinite	Vice President, General Counsel and Secretary	None
Guy Hains	60	2010	Indefinite	President, International	None
Peter F. Minan	50	2012	Indefinite	Vice President, Internal Audit	None
Randy E. Phillips	54	2008	Indefinite	Vice President, Corporate Development	None
James W. Sheaffer	66	2010	Indefinite	President, North American Public Sector	None

Business Experience of Executive Officers

J. Michael Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012. Prior to joining CSC, he served as the Chief Executive Officer of UK-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM's business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM's business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is currently the lead independent, non-executive Director of Juniper Networks, Inc. and is also a Trustee of Drexel University, Philadelphia.

Michael J. Mancuso was elected Vice President and Chief Financial Officer in 2008. In June 2006, after 13 years' service, Mr. Mancuso retired from General Dynamics Corporation, a company engaged in the field of mission-critical information systems and technologies, land and expeditionary combat systems, armaments and munitions, shipbuilding and marine systems and business aviation. Mr. Mancuso had served as Senior Vice President and Chief Financial Officer of General Dynamics from 1994 to his retirement. Before joining General Dynamics, Mr. Mancuso spent seven years with United Technologies, where he served as Vice President and Chief Financial Officer for the Commercial Engine Business of the Pratt & Whitney Group. He joined United Technologies Defense and Space Systems Group in 1986 as Group Financial Manager, moved to the Aerospace and Defense Section in 1989 as Director, Financial Planning and Analysis, and spent three years as Vice President, Finance and Administration for the Hamilton Standard Division. His background also includes 21 years with General Electric. Mr. Mancuso currently serves on the board of directors for The Shaw Group Inc. and SPX Corporation. Mr. Mancuso retired from CSC as of the date of the filing of this Annual Report on Form 10-K.

Peter Allen has served as the Acting President of Managed Services Sector since September 2011, and President of Global Sales and Marketing since February 2010. He also served as President of Strategy and Business Development for Managed Services Sector from October 2009 to February 2010. Mr. Allen was a Managing Partner at Technology Partners International, Inc. (TPI) from July 2001 to October 2009. Mr. Allen served as the Chairman of Data Dimensions Inc. from January 2000 to June 2001 and Chief Executive Officer and President from December 1998 to June 2001.

James D. Cook was appointed President, Business Solutions and Services Sector in 2009. Mr. Cook has previously served as CSC’s President, Financial Services Sector from 2001 to 2009. Prior to joining CSC in 1995, Mr. Cook held a wide range of executive positions at Philip Morris, Kraft Foods, General Electric, and Chase Manhattan Bank.

Donald G. DeBuck was elected Vice President and Controller in 2001. Mr. DeBuck also served as CSC's interim Chief Financial Officer from January 2008 through November 2008. He was Assistant Corporate Controller from 1998 to 2001, and Vice President of Finance and Administration for CSC's Communications Industry Services organization from 1996 to 1998.

William L. Deckelman, Jr. was elected Vice President, General Counsel and Secretary in 2008. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc., since March 2000, and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Guy Hains was appointed President, CSC International in 2009. Since his joining CSC in 1994, Mr. Hains has had a range of senior operational positions, including serving as Region President for UK, Holland and Scandinavia and as CSC's EMEA President from 2004 to 2009.

Peter F. Minan was elected Vice President, Internal Audit in March 2012. Mr. Minan recently retired from KPMG LLP, an international public accounting and advisory firm, after 28 years. While with KPMG, Mr. Minan held a number leadership positions in audit, accounting and operations. Most recently, he was partner-in-charge for KPMG's U.S. Climate Change and Sustainability Assurance Services and served as global lead audit partner for Fortune 500 multinational companies. Previously, he was national managing partner, U.S. Audit, and partner-in-charge of KPMG's Washington, DC/Baltimore audit practice.

Randy E. Phillips was elected Vice President, Corporate Development in 2008. Prior to joining CSC, Mr. Phillips served as President of China Corporate Development at Alcoa, Inc. since May 2006. From 2003 to 2006 Mr. Phillips served as Director of Corporate Development at Alcoa. Prior to joining Alcoa, he served as Vice President of Corporate Development at TRW Inc. from 1996 to 2003.

James W. Sheaffer was appointed President, North American Public Sector (NPS) in 2005. Mr. Sheaffer has previously served as Vice President for CSC's business area serving the United States Department of Treasury, including the Internal Revenue Service (2003-2005). Prior to joining the Company, Mr. Sheaffer spent 27 years at American Management Systems Inc, where he held a variety of senior executive positions.

(1)
Paul N. Saleh has been appointed as Vice President and Chief Financial Officer.  Mr. Saleh joined CSC on May 23, 2012 and his service as the Company's Chief Financial Officer commenced upon the retirement of Michael J. Mancuso. Prior to joining the Company, Mr. Saleh, 55, served as the Chief Financial Officer of Gannett Co. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications, and technology industries.  Prior to that, he served as Chief Financial Officer of Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008.  He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he held various other senior positions from 1997 to 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 4, 2012, the number of registered shareholders of Computer Sciences Corporation’s common stock was 7,044. The table shows the high and low sales prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2012		2011
Fiscal Quarter	High	Low	High	Low
1st	$51.43	$36.30	$55.86	$44.04
2nd	38.41	25.60	47.18	39.61
3rd	33.12	22.80	50.01	44.44
4th	33.80	23.27	56.61	45.45

Cash dividends declared on our common stock for each quarter of fiscal 2012 and fiscal 2011 are included in Selected Quarterly Financial Data (Unaudited) of this Annual Report on Form 10-K. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after its review of the then current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 30, 2012, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 31, 2011 to January 27, 2012	6,998	$24.16	—	$935,013,016
January 28, 2012 to February 24, 2012	1,285	$32.96	—	$935,013,016
February 25, 2012 to March 30, 2012	2,959	$31.55	—	$935,013,016

(1)
No shares of common stock in the quarter ended March 30, 2012 were tendered by employees in lieu of cash due to the Company in connection with the exercise of stock options. The Company accepted 11,242 shares of its common stock in the quarter ended March 30, 2012 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the new repurchase program. The approximate amount for which shares may yet be purchased under this program at March 30, 2012 is $935 million.

The Company did not repurchase any shares of its common stock in the fiscal quarter ended March 30, 2012.

(c)	Performance Graph

The following graph compares the cumulative total return on CSC stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended March 30, 2012)

$160
$140
$120
$100
$80
$60
$40
$20
$0
Mar 30, 2007
Mar 28, 2008
Apr 3, 2009
Apr 2, 2010
Apr 1, 2011
Mar 30, 2012
CSC
S&P 500 Total Return
S&P North American Technology Services Index Total Return

Indexed Return Chart (2007 = 100)
	Return 2008	Return 2009	Return 2010	Return 2011	Return 2012	CAGR
CSC Common Stock	-21.73%	-1.59%	35.12%	-7.61%	-37.74%	-9.74%
S&P 500 Index	-5.62%	-34.23%	42.85%	15.36%	8.00%	2.01%
S&P North American Technology Services Index	-10.81%	-16.29%	38.71%	19.67%	15.35%	7.40%

Assumes $100 invested on March 31, 2007, in Computer Sciences Corporation Common Stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages follow CSC fiscal years.

(d)	Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 6.	Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
Amounts in millions, except per share amounts	March 30, 2012	April 1, 2011	April 2, 2010	April 3, 2009	March 28, 2008
Total assets	$11,189	$16,120	$16,455	$15,619	$15,880
Debt
Long-term, net of current maturities	1,486	2,409	3,669	4,173	2,635
Short-term	43	29	21	32	310
Current maturities	1,211	141	54	30	529
Total	2,740	2,579	3,744	4,235	3,474
Stockholders’ equity	2,834	7,560	6,508	5,618	5,621
Working capital	347	3,379	4,300	3,691	1,333
Property and equipment
At cost	6,144	6,349	5,972	5,770	6,260
Accumulated depreciation and amortization	3,703	3,853	3,731	3,417	3,495
Property and equipment, net	$2,441	$2,496	$2,241	$2,353	$2,765
Current assets to current liabilities	1.1:1	1.8:1	2.0:1	1.9:1	1.2:1
Debt to total capitalization	49.2%	25.4%	36.5%	43.0%	38.2%

Book value per share	$18.28	$48.94	$42.27	$37.08	$37.19
Stock price range (high)	$51.43	$56.61	$58.36	$50.52	$63.76
Stock price range (low)	$22.80	$39.61	$35.95	$23.93	$36.91

	Five Year Review
	Fiscal Year
Amounts in millions, except per-share amount	2012(4)	2011(4)	2010(4)	2009	2008
Revenues	$15,877	$16,042	$15,921	$16,432	$16,190
Costs of services (excludes depreciation and amortization, contract charge, settlement charge and restructuring costs of $137 (2012))	13,406	12,925	12,618	13,000	12,883
Costs of services – specified contract charge (excludes amount charged to revenue of $204)(1)	1,281	—	—	—	—
Costs of services – settlement charge (excludes amount charged to revenue of $42)(2)	227	—	—	—	—
Selling, general and administrative	1,141	965	981	1,071	962
Depreciation and amortization	1,152	1,073	1,095	1,179	1,192
Restructuring costs	140	—	—	—	134
Goodwill impairment(3)(6)	2,745	—	—	4	-
Interest, net	138	131	225	220	150
Special items(7)	—	—	—	—	22
Other (income) expense, net	(6)	(20)	(20)	8	(58)
Total costs and expenses	20,224	15,074	14,899	15,482	15,285
(Loss) income from continuing operations before taxes	(4,347)	968	1,022	950	905
Taxes on income (benefit)	(121)	243	192	(173)	367
(Loss) income from continuing operations	(4,226)	725	830	950	905
Income (loss) from discontinued operations	1	34	4	(173)	367
Net (loss) income	(4,225)	759	834	1,123	559
Less:
Net income attributable to noncontrolling interest, net of tax	17	19	17	8	14
Net (loss) income attributable to CSC common shareholders	$(4,242)	$740	$817	$1,115	$545
Earnings (loss) per common share:
Basic:
Continuing operations	$(27.38)	$4.57	$5.35	$7.37	$3.13
Discontinued operations	0.01	0.22	0.01	-	0.13
	$(27.37)	$4.79	$5.36	$7.37	$3.26
Diluted:
Continuing operations	$(27.38)	$4.51	$5.27	$7.31	$3.08
Discontinued operations	0.01	0.22	0.01	-	0.12
	$(27.37)	$4.73	$5.28	$7.31	$3.20

Cash dividend per common share(5)	$0.80	$0.70	$—	$—	$—
Average common shares outstanding	155.012	154.488	152.462	151.388	167.233
Average common shares outstanding assuming dilution	155.012	156.605	154.754	152.614	170.168

(1)	Fiscal 2012 specified contract charge related to the Company’s contract with the U.K. National Health Service. See Note 16 of the Consolidated Financial Statements.

(2)	Fiscal 2012 settlement charge related to the contract settlement with the Federal Government. See Note 17 of the Consolidated Financial Statements.

(3)	Fiscal 2012 goodwill impairment charge related to MSS segment and two of the reporting units in the BSS segment. See Note 9 of the Consolidated Financial Statements.

(4)	The Company recorded various out of period adjustments in fiscal 2012, 2011 and 2010 that should have been recorded in prior fiscal years. See Note 2 of the Consolidated Financial Statements.

(5)	In Fiscal 2011, the Company implemented a regular quarterly dividend.

(6)	Fiscal 2009 goodwill impairment charge related to an Asian reporting unit in the BSS segment.

(7)	Fiscal 2008 special items represent charges for a global restructuring and for the retirement of the Company’s Chairman and Chief Executive Officer.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company's consolidated financial statements and associated notes as of and for the year ended March 30, 2012.

There are three primary objectives of this discussion:

1.	Provide a narrative on the consolidated financial statements, as presented through the eyes of management;

2.	Enhance the disclosures in the consolidated financial statements and footnotes by providing context within which the consolidated financial statements should be analyzed; and

3.	Provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, the management discussion and analysis is presented in the following sections:

Overview - includes a description of the Company's business, how it earns revenue and generates cash, as well as a discussion of the economic and industry factors, key business drivers, key performance indicators and fiscal 2012 highlights.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2010 to 2012, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also by describing the factors affecting changes in the major cost and expense categories.

Financial Condition - discusses causes of changes in cash flows and describes the Company's liquidity and available capital resources.

Critical Accounting Estimates - discusses the significant accounting policies that require critical judgments and estimates.

Overview

CSC provides information technology and business process outsourcing, consulting, systems integration and other information technology services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company's reportable segments are as follows:

•
The NPS segment provides services to the U.S. federal government and its agencies, civil departments and branches of military, and operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as mid-size services delivery to customers globally.

•	The BSS segment provides industry-specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

For additional information regarding our business segments, see Note 15 of the Consolidated Financial Statements.

Economic and Industry Factors

The Company's results of operations are impacted by economic conditions generally, including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe and/or prolonged economic downturn could adversely affect our clients' financial condition and the levels of business activities in the industries and geographies in which we operate. This may reduce demand for our services or depress pricing of those services and have a material adverse effect on our new contract bookings and results of operations. Particularly in light of recent economic uncertainty, we continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

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

The BSS and MSS segment markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers' decisions for discretionary spending on information technology (IT) projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

Outsourcing contracts are typically long-term relationships. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of the terms and scope of work, in order to meet clients' evolving business needs and our performance expectations.

More recently, the Company has implemented a strategy of promoting and selling defined solutions that require less customization and benefit from leveraged delivery at scale. Such solutions include our portfolio of Cloud-based Infrastructure-as-a-Service offerings, managed applications services and a range of discrete offerings for computing, storage, mobility and networking services.

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

Business Drivers

Revenue in all three lines of business is generated by providing services on a variety of contract types lasting from less than six months to ten years or more. Factors affecting revenue include the Company's ability to successfully:

•	bid on and win new contract awards,

•	satisfy existing customers and obtain add-on business and win contract re-competes,

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, global reach, experience, and results created, and

•	identify and integrate acquisitions and leverage them to generate new revenues.

Earnings are impacted by the above revenue factors and, in addition, the Company's ability to:

•	control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs,

•	anticipate headcount needs to avoid staff shortages or excesses,

•	accurately estimate various factors incorporated in contract bids and proposals,

•	develop offshore capabilities and migrate compatible service offerings offshore, and

•	manage foreign currency fluctuations related to international operations.

Cash flows are affected by the above earnings factors and, in addition, by the following factors:

•	timely management of receivables and payables,

•	investment opportunities available, particularly related to business acquisitions, dispositions and large outsourcing contracts, and

•	the ability to efficiently manage capital including debt and equity instruments.

Key Performance Indicators

The Company manages and assesses the performance of its business through various means, with the primary financial measures including new contract wins, revenue growth, margins, and cash flow.

New contract wins: In addition to being a primary driver of future revenue, new contract wins also provide management an assessment of the Company's ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or re-competed contracts, as well as numerous external factors.

Revenue growth: Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts. With a wide array of services offered, the Company is able to pursue additional work from existing customers. In addition, incremental increases in revenue will not necessarily result in linear increases in costs, particularly overhead and other indirect costs, thus potentially improving profit margins. Foreign currency fluctuations also impact revenue growth.

Margins: Margins reflect the Company's performance on contracts and ability to control costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of changes in the mix of businesses with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company's costs are denominated in the same currency as revenues, increased use of offshore support also exposes CSC to additional margin fluctuations.

Cash flow: Primary drivers of the Company's cash flow are earnings provided by the Company's operations and the use of capital to generate those earnings. Also contributing to short term cash flow results are movements in current asset and liability balances. The Company also regularly reviews the U.S. Generally Accepted Accounting Principles (GAAP) cash flow measurements of operating, investing and financing cash flows, as well as the non-GAAP measure free cash flow.

Fiscal 2012 Highlights

Fiscal 2012 results were adversely impacted by certain large adjustments that reduced revenue and increased costs. These significant adjustments are listed below and described in detail later in this section and also in the Results of Operations section.

	Impact of Adjustment
(Amounts in millions)	Favorable/(Unfavorable)
	Revenues	Costs	Loss from continuing operations before taxes
Specified contract charge	$(204)	$(1,281)	$(1,485)
Settlement charge	(42)	(227)	(269)
Restructuring costs	—	(140)	(140)
Goodwill impairment	—	(2,745)	(2,745)
Asset impairments	—	(156)	(156)
Net adjustments on contracts accounted for under the percentage of completion method	(83)	(148)	(231)
Legal and other fees on SEC and Audit Committee investigations	—	(67)	(67)
Transaction and transition costs associated with acquisition of iSOFT	—	(23)	(23)

The key operating results for fiscal 2012 include:

•
Revenues decreased $165 million or 1.0%, and decreased 2.9% on a constant currency basis(1). Of the 2.9% constant currency decrease, 1.5% was due to the reduction in revenue resulting from the charge associated with a U.K.’s National Health Service (NHS) contract and the settlement of claims associated with a U.S. Government contract. The revenue decrease was partially offset by an increase in revenue of 1.7% from the fiscal 2012 and fiscal 2011 acquisitions.

•	Loss from continuing operations before taxes was $4,347 million, compared to income from continuing operations before taxes of $968 million in fiscal 2011, a decrease of $5,315 million, or 549.1%.

•
Operating income(2) decreased 202.8% to a loss of $1,251 million as compared to operating income of $1,217 million in fiscal 2011, and operating income margins decreased to (7.9)% from 7.6% in the fiscal 2011.

•	Net loss attributable to CSC common shareholders was $4,242 million, a decrease of $4,982 million, or 673.2%, as compared to the prior year.

•
Diluted earnings (loss) per share (EPS) was $(27.37) for fiscal 2012, a decrease of $32.10 as compared to the prior year. For fiscal 2012, diluted EPS was comprised of $(27.38) from continuing operations and $0.01 from discontinued operations, as compared to $4.51 and $0.22, respectively, in the prior year.

•
During the second quarter, the Company reached a definitive settlement agreement with the U.S. government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA), and recorded a pre-tax charge of $269 million, which included a $42 million reduction of revenue. The charge reflected the write-down of claim related assets (unbilled receivables and deferred costs), offset by cash received of $277 million and the estimated fair value of a contract extension of $45 million.

•	During the third quarter, the Company recorded a charge associated with the U.K. NHS contract of $1,485 million, which included a $204 million reduction of revenue.

•
The Company recorded a goodwill impairment charge of $2,745 million during fiscal 2012. In the second quarter, the Company recorded an estimated goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS segment and $611 million related to the BSS segment. During the third quarter, the Company recorded a $60 million goodwill impairment, all of which related to the BSS segment.

•
During the fourth quarter, the Company recorded restructuring costs of $140 million, of which $108 million is related to the MSS segment, $31 million is related to the BSS segment, and $1 million is related to the NPS segment.

•
During fiscal 2012, the Company recorded $231 million of net adverse adjustments on long-term contracts accounted for under the percentage-of-completion method and $156 million of impairments of assets related primarily to outsourcing contracts with service delivery issues.

•
The Company announced contract awards of $19.3 billion, including new MSS segment awards of $9.5 billion, NPS segment awards of $6.0 billion, and BSS segment awards of $3.8 billion. Total backlog(3) at the end of fiscal 2012 was $36.4 billion, an increase of $0.4 billion as compared to the backlog at the end of fiscal 2011 of $36.0 billion. Of the total $36.4 billion backlog, $10.2 billion is expected to be realized as revenue in fiscal 2013. Of the total $36.4 billion, $12.3 billion is not yet funded.

•	Days Sales Outstanding (DSO)(4) was 70 days at March 30, 2012, an improvement from 79 days at April 1, 2011.

•
Debt-to-total capitalization ratio(5) was 49.2% at year-end, an increase of 23.8% points from 25.4% at fiscal 2011 year end, reflecting the current year net loss attributable to CSC common shareholders of $4,242 million with corresponding impact on CSC stockholders' equity.

•	Cash provided by operating activities was $1,176 million, as compared to $1,564 million during fiscal 2011.

•	Cash used in investing activities was $1,308 million, as compared to $892 million during fiscal 2011.

•	Cash used in financing activities was $581 million, as compared to $1,676 million during fiscal 2011.

•
Free cash flow(6) of $59 million in fiscal 2012 was down from $629 million in fiscal 2011, driven primarily by the Company's operating performance and net cash outflows associated with a U.K. NHS contract, partially offset by cash received from the U.S. government upon settlement of contract claims.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expense, and segment general and administrative (G&A) expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes, which includes costs excluded from the operating income definition such as goodwill impairment, corporate G&A, interest and other income. A reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Operating (loss) income	$(1,251)	$1,217	$1,395
Corporate G&A	(219)	(138)	(168)
Interest expense	(176)	(168)	(252)
Interest Income	38	37	27
Goodwill impairment	(2,745)	—	—
Other income (expense), net	6	20	20
(Loss) income from continuing operations before taxes	$(4,347)	$968	$1,022

(3)
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

(4)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes tax receivables and long-term receivables.

(5)	Debt-to-total capitalization ratio is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.

(6)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that of other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Free cash flow	$59	$629	$811
Net cash used in investing activities	1,308	892	790
Acquisitions, net of cash acquired	(374)	(158)	(5)
Business dispositions	2	119	14
Short-term investments	4	(9)	—
Payments on capital leases and other long-term asset financings	177	91	33
Net cash provided by operating activities	$1,176	$1,564	$1,643
Net cash used in investing activities	$(1,308)	$(892)	$(790)
Net cash used in provided by financing activities	$(581)	$(1,676)	$(487)

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

The Company’s significant wins and scope extensions during fiscal 2012 included the following:

NPS:

•	U.S. Army ($1.0 billion)

•	State of Maryland ($297 million)

•	U.S. Citizenship and Immigration Services ($291 million)

MSS:

•	BAE Systems ($800 million)

•	Educational Testing Service (over $200 million)

BSS:

•	Financial services industry clients ($1.6 billion)

•	Technology and consumer services industry clients ($863 million)

•	Health services industry clients ($497 million)

Cash and cash equivalents at March 30, 2012, was approximately $1.1 billion, down from $1.8 billion at April 1, 2011, a $744 million decrease. The decrease was a result of financing and investing cash outflows of $581 million and $1,308 million, respectively, during fiscal 2012, offset by operating cash inflows of $1,176 million. Net loss adjusted for non-cash charges drove the operating cash inflows, higher purchases of property and equipment and business acquisitions drove the investing cash outflows, and a repayment on the Company’s credit facility drove the financing outflows.

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

Results of Operations

Revenues

Revenues for the NPS, MSS, and BSS segments for fiscal 2012, fiscal 2011, and fiscal 2010 are as follows:

	Twelve Months Ended
	March 30, 2012		April 1, 2011		April 2, 2010
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
NPS	$5,703	(5.0)%	$6,002	(1.5)%	$6,095
MSS	6,618	0.5	6,583	2.0	6,451
BSS	3,677	3.0	3,570	2.5	3,483
Corporate	13		14		17
Subtotal	16,011	(1.0)	16,169	0.8	16,046
Eliminations	(134)		(127)		(125)
Total Revenue	$15,877	(1.0)%	$16,042	0.8%	$15,921

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended March 30, 2012 vs. April 1, 2011	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.6%	—	(5.6)%	(5.0)%
MSS	0.9	2.7%	(3.1)	0.5
BSS	4.8	3.5	(5.3)	3.0
Cumulative Net Percentage	1.7%	1.9%	(4.6)%	(1.0)%

Twelve Months Ended April 1, 2011 vs. April 2, 2010	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.2%	—	(1.7)%	(1.5)%
MSS	—	(0.1)%	2.1	2.0
BSS	0.9	(0.2)	1.8	2.5
Cumulative Net Percentage	0.3%	(0.1)%	0.6%	0.8%

North American Public Sector

The Company’s North American Public Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	March 30, 2012		April 1, 2011		April 2, 2010
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense(1)	$3,863	(10.0)%	$4,290	(2.8)%	$4,414
Civil agencies(1)	1,618	7.3	1,508	2.4	1,473
Other (2)	222	8.8	204	(1.9)	208
Total	$5,703	(5.0)%	$6,002	(1.5)%	$6,095

(1)	Certain fiscal 2011 and fiscal 2010 amounts were reclassified from Department of Defense to Civil Agencies to conform to the current year presentation.

(2)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

Fiscal 2012

NPS segment revenue decreased $299 million, or 5.0% as compared to fiscal 2011. This decrease was due to its Department of Defense group (DOD) contracts, which had a $427 million, or 10.0% decrease. Partially offsetting the decline in revenue on DOD contracts were increases in revenue from contracts with Civil Agencies (Civil), which had a $110 million, or 7.3% increase, and increases in revenue from Other contracts, which had a $18 million, or 8.8% increase. Fiscal 2012 NPS revenue was adversely impacted by net $29 million of adjustments on certain long term contracts accounted for under the percentage of completion method. Of such adjustments, $39 million reduced revenue and $10 million increased revenue.

The decreases in revenue on DOD contracts, primarily with the U.S. Army and the U.S. Air Force, were due to a combination of completion of existing task orders, a contract termination and net reduction in scope and tasking on other existing contracts. In addition, revenue was adversely impacted by the contract claims settlement with the U.S. Federal Government in the second quarter of $42 million (see Note 17 to the Consolidated Financial Statements) and by a $14 million adjustment on a contract with the U.S. Air Force accounted for under the percentage of completion method due to a stop work order.

The increase in revenue from Civil Agencies was primarily due to contracts with the Department of Homeland Security (DHS), the Department of Human and Health Services (DHHS) and the Social Security Administration that commenced during the second half of fiscal 2011. These increases were partially offset by revenue that did not recur due to contract completions, primarily the U.S. Census support contract, as well as reduced scope on certain other contracts, primarily with the Environmental Protection Agency (EPA), Department of Transportation, Department of Energy and the Internal Revenue Service.

The increase in revenue from Other contracts was primarily due to higher revenue on a contract with a state agency for the development of a healthcare administration system. The higher revenue on this contract was partially offset by a $25 million adverse adjustment resulting from revised estimates under the percentage-of-completion accounting method. Of the $25 million revenue reduction, $16 million was recorded in the fourth quarter.

Many of our government customers continue to experience uncertainty about their fiscal budgets due to the Budget Control Act of 2011. As a result, large program awards are delayed and customers are shifting to smaller and shorter term contracts.

NPS won new contracts of $6.0 billion during fiscal 2012 compared to $5.5 billion during fiscal 2011.

Fiscal 2011

NPS segment revenue decreased 1.5%, or $93 million, for fiscal 2011 as compared to fiscal 2010. Excluding two small acquisitions made at the end of the second and third quarters of fiscal 2011, revenue decreased 1.7%. DOD revenue declined slightly despite higher revenues on several programs. The increases were offset by contract completions, the adverse effects from reduced tasking on two U.S. Army contracts, as well as from the impact of a one-time, $65 million revenue benefit in fiscal 2010 from a claim settlement that did not repeat in fiscal 2011. Civil declines came primarily from contracts with the DHHS, the Department of Transportation and the EPA that either ended or experienced reductions in customer spending.

One factor affecting the overall year-over-year revenue decline was an ongoing uncertainty among many government customers about their fiscal budgets and potential budget cuts due to ongoing congressional debates and temporary continuing resolutions on the current budget. Also impacting the year-over-year change is the increasing trend in contested awards, thereby slowing the ultimate start date of many contracts. For example, CSC won a significant award with the Transportation Security Administration in fiscal 2010 but protests resulted in numerous delays of up to ten months. Another factor affecting many government contractors is the recent renewed government initiative to insource personnel rather than use external providers. The impact was not significant on CSC’s results given the nature of the types of services we provide, and we expect a diminished impact in the future as government agencies revisit the costs and benefits of such an initiative.

During fiscal 2011, the Company announced federal contract awards with a total value of $5.5 billion compared to $7.1 billion during fiscal 2010.

Managed Services Sector

Fiscal 2012

MSS segment revenue increased $35 million, or 0.5% as compared to fiscal 2011. In constant currency, revenue decreased $140 million, or 2.2%. The foreign currency impact was primarily due to the movement in the U.S. dollar against the Australian Dollar, the British Pound, the Euro and the Swiss Franc. MSS' second quarter acquisition of AppLabs (see Note 4 to the Consolidated Financial Statements) provided revenue of $60 million, or 0.9% of the revenue growth.

Excluding the impact of foreign currency effects and the acquisition, fiscal 2012 net internal revenue decreased $200 million, or 3.1% as compared to the prior year. This decrease was primarily due to net volume and scope reductions of approximately $140 million and contract conclusions and terminations of approximately $270 million, partially offset by revenue from new contracts of approximately $200 million. In addition, revenue was impacted by certain one-time adjustments, including adverse adjustments on long-term contracts accounted for under the percentage-of-completion method of $48 million and missed service level metrics of $10 million due to delays on certain outsourcing contracts, partially offset by a favorable adjustment on termination of a contract of $15 million. The MSS year-over-year revenue trend was also adversely impacted by out of period adjustments. The out of period revenue decreases recorded in fiscal 2012 and fiscal 2011 were $7 million and $33 million, respectively (see Notes 2 and 15 to the Consolidated Financial Statements).

During fiscal 2012, the Company announced contract awards with a total value of $9.5 billion compared to $5.0 billion during fiscal 2011. Fiscal 2012 new contracts awards include $5.1 billion of successful recompetes.

Fiscal 2011

MSS segment revenue grew $132 million, or 2.0% in fiscal 2011, and increased 2.1% excluding foreign currency effects. The overall MSS growth was primarily from a combination of new client engagements won in fiscal 2010 and 2011, which generated approximately $521 million revenue in fiscal 2011, as well as growth on existing accounts which contributed $297 million in year over year growth. Partly offsetting the increases were contract conclusions and terminations of $272 million plus volume and scope reductions on existing accounts totaling $384 million.

During fiscal 2011, the Company announced contract awards with a total value of $5.0 billion compared to $8.7 billion during fiscal 2010.

Business Solutions & Services

Fiscal 2012

BSS segment revenue increased $107 million, or 3.0% as compared to fiscal 2011. In constant currency, revenue decreased $18 million, or 0.5%. The foreign currency impact was primarily due to the movement in the U.S. dollar against the Australian Dollar, the British Pound and the Euro. The acquisition of iSOFT and the other fiscal 2012 and fiscal 2011 acquisitions provided $171 million, or 4.8% of the year-over-year revenue increase. Excluding the effect of foreign currency movements and acquisitions, BSS fiscal 2012 revenue decreased $189 million, or 5.3% over the prior year.

The lower net internal fiscal 2012 revenue was primarily due to a decrease in revenue on the U.K. NHS contract of $233 million, which was adversely impacted by the third quarter $204 million revenue write-down (see Note 16 to the Consolidated Financial Statements) and by fiscal 2011 milestone revenue of $23 million that did not recur in fiscal 2012. BSS' health vertical also had reduced revenue due to continuing softness in the life sciences market and certain project completions in North America. Both of these revenue decreases were partially offset by revenue increases in the other verticals of BSS' consulting group. The consulting group's growth was primarily in North America, which offset revenue shortfalls in other regions. The BSS year-over-year revenue trend was also adversely impacted by out of period adjustments. The out of period revenue adjustments recorded in fiscal 2012 and fiscal 2011 were revenue decreases of $15 million and revenue increases of $15 million, respectively (see Notes 2 and 15 to the Consolidated Financial Statements).

During fiscal 2012, BSS had contract awards of $3.8 billion compared to $3.5 billion in fiscal 2011.

Fiscal 2011

BSS segment revenue increased $87 million, or 2.5% in fiscal 2011, and increased 2.7% excluding foreign currency effects. Acquisitions accounted for approximately $29 million or 0.9% of the year-over-year increase. The remaining growth resulted primarily from increases in the BSS consulting business in financial services, which grew $58 million year over year, and from other consulting operations which were up $30 million, excluding acquisitions. Additional growth came from an Asia hardware resale business and an Australian IT staffing operation which contributed $23 million. Offsetting the increases was a revenue decline on the NHS by $46 million due to delays in milestone deliverables.

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

During fiscal 2011, BSS had contract awards of $3.5 billion compared to $3.4 billion in fiscal 2010.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	2012	2011	2010	2012	2011	2010
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $137 (2012))	$13,406	$12,925	$12,618	84.4%	80.6%	79.2%
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	—	—	8.1	—	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	227	—	—	1.4	—	—
Selling, general and administrative (excludes restructuring costs of $3 (2012))	1,141	965	981	7.2	6.0	6.2
Depreciation and amortization	1,152	1,073	1,095	7.3	6.7	6.9
Restructuring costs	140	—	—	0.9	—	—
Goodwill impairment	2,745	—	—	17.2	—	—
Interest expense, net	138	131	225	0.9	0.8	1.4
Other (income) expense, net	(6)	(20)	(20)	—	(0.1)	(0.1)
Total	$20,224	$15,074	$14,899	127.4%	94.0%	93.6%

Fiscal 2012

Total costs and expenses as a percentage of revenue for fiscal 2012 were 127.4%, up from 94.0% in fiscal 2011. The increase in the total costs and expenses ratio was primarily due to the goodwill impairment charge, the specified contract charge and the settlement charge, all of which were recorded prior to the fourth quarter, and the restructuring costs recorded during the fourth quarter of fiscal 2012. The total costs and expenses ratio was also impacted by certain out-of-period adjustments recorded during fiscal 2012, 2011 and 2010, as described below.

Cost of services, excluding depreciation and amortization, the specified contract charge, the settlement charge and the fourth quarter restructuring costs of $137 million, as a percentage of revenue increased 3.8% points to 84.4% from 80.6% in fiscal 2011, primarily as a result of certain adverse fourth quarter adjustments recorded by MSS as further discussed below. Selling, general and administrative expenses, excluding restructuring charges of $3 million, as a percentage of revenue increased 1.2 percentage points primarily due to the legal fees associated with the SEC and the Audit Committee's investigations of $67 million. Depreciation and amortization as a percentage of revenue increased 0.6 percentage points primarily due to higher capital expenditures on existing and new contracts.

Fiscal 2011

Costs and expenses as a percentage of revenue for fiscal 2011 was 94.0%, up from 93.6% in fiscal 2010. Cost of services rose 1.4 percentage points as a result of adverse adjustments in MSS and BSS including out of period adjustments primarily in MSS as further discussed below. Selling, general and administrative expense ratio and depreciation and amortization ratio both improved 0.2 percentage points as a result of ongoing cost and capital expenditure reduction initiatives. Other income of $20 million was primarily due to equity in earnings of unconsolidated affiliates and other miscellaneous gains.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed in fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation has been expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities have been identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. All of these investigative activities are ongoing.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are hereinafter identified in Note 2 to the Consolidated Financial Statements.

The Company believes the SEC also has expanded its investigation into the foregoing areas as well as into certain related disclosure matters. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the SEC's Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

During fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS.

The Company recorded $79 million of out of period adjustments in fiscal 2012, which included $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million within MSS and BSS, respectively.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Total Adjustments
Fiscal 2012	$—	$79	$79
Fiscal 2011	52	(29)	23
Fiscal 2010	(48)	(9)	(57)
Fiscal 2009 (unaudited)	(3)	(27)	(30)
Prior fiscal years (unaudited)	(1)	(14)	(15)

Nordic Region

As noted above, during fiscal 2011, the Company commenced an investigation into accounting irregularities in the Nordic Region. Based upon the Company's investigation, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the $92 million pre-tax adjustments recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. The Company attributes the $13 million in pre-tax adjustments recorded in the Nordic region in fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than a $1 million operating lease adjustment noted in the first quarter of fiscal 2012 which was a refinement of an error previously corrected and reported in fiscal 2011.

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended, terminated and/or resigned. Based upon the information developed to date, and the Company’s assessment of the same, the Company has identified and recorded during fiscal 2012, $23 million of adjustments reducing income from continuing operations before taxes relating to its operations in Australia. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other accounting errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation. The impact of the adjustments on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$1	$—
Other Errors	(7)	(16)	3	(3)	(23)
	$3	$(23)	$(1)	$(2)	$(23)

Americas Outsourcing

In the course of the independent investigation of Americas Outsourcing accounting practices, accounting conventions used by Americas Outsourcing relating to intraperiod cost allocations were determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis. The Company also determined that other operating units employed similar practices and made necessary corrections. The Company has determined that the impact of these corrections was not material on any fiscal year.

In addition to the adjustments discussed above, a $1 million out of period adjustment related to an understatement of a fiscal 2011 management incentive compensation expense disclosed in the first quarter of fiscal 2012 has been determined by the Company to be a $3 million out of period adjustment as a result of the investigation. This item included multiple components, a portion of which the Company previously considered not to be related to out of period errors. Based on the results of the independent investigation, the Company now attributes these adjustments to Other Errors, which include both unintentional errors and errors for which the categorization is unclear.

NHS

In fiscal 2012, $25 million of out of period adjustments reducing income from continuing operations related to the Company's NHS contract were identified and recorded. During the course of the investigation in fiscal 2012 of the percentage of completion accounting method used on the Company's NHS contract, certain accounting errors were identified related to costs incurred under the contract, which resulted in errors in the recognition of income from continuing operations that would have reduced by approximately $24 million the $1.5 billion write-off recorded by the Company in the third quarter of fiscal 2012. Although the Company has concluded that these errors do not appear to have any impact on amounts charged to the NHS, the errors have impacted the operating income recognized on the NHS contract. The exclusion of certain costs incurred under the contract caused the estimated margin at completion, which determines the operating income that is booked when revenue milestones are achieved, to be overstated. Although the Company has concluded that there is no cumulative impact as a result of the $1.5 billion charge relating to the NHS contract recorded as of December 30, 2011, operating income from fiscal year 2007 through and including fiscal 2011 has been overstated by a total of approximately $24 million and, therefore, the charge taken by the Company as of December 30, 2011 was overstated by approximately the same amount.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

Certain CSC finance employees based in the United Kingdom were aware prior to fiscal 2012 of the aforementioned errors, but those employees failed to appropriately correct the errors. Therefore, the Company has classified these errors as intentional. Such categorization was provided to the Company through the independent investigation. As a result, certain personnel have been suspended and additional disciplinary actions are being considered.

In addition to the NHS accounting errors discussed above, the Company identified and recorded a $1 million adjustment in fiscal 2012 to write off contract acquisition costs that were inappropriately capitalized in fiscal year 2008. The Company has classified this error as unintentional.

The investigation also identified a transaction which was treated as a cost item but should have been treated as a reduction in revenue. This has resulted in an overstatement of revenue and an overstatement of operating costs from fiscal 2008 to fiscal 2012 of $6 million.

The impact on income (loss) from continuing operations before taxes of the $25 million of out of period adjustments identified in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

(Amounts in millions)	Increase/(Decrease)
Fiscal 2011	$(8)
Fiscal 2010	(4)
Fiscal 2009 (unaudited)	(3)
Prior fiscal years (unaudited)	(10)

Fiscal 2012 Financial Impact Summary

As noted above, during fiscal 2012, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes by $79 million ($63 million, net of tax), that should have been recorded in prior fiscal years. The out of period adjustments recorded in fiscal 2012 were comprised principally of $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, $25 million of charges originating from the NHS contract in the Company's BSS segment and $16 million in the NPS segment. The NPS adjustments were identified by the Company and were primarily related to percentage of completion accounting adjustments.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The following table summarizes the cumulative effect on net income (loss) attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Nordics adjustments	$4	$6	$2	$1	$13
Australia adjustments	—	21	2	—	23
NHS adjustments	—	(1)	28	(2)	25
NPS adjustments	3	—	(4)	17	16
Other adjustments	2	(7)	6	1	2
Effect on income from continuing operations before taxes	9	19	34	17	79
Taxes on income	(2)	(4)	(2)	(8)	(16)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income attributable to CSC common shareholders	$8	$29	$22	$4	$63

The following table summarizes the cumulative effect on fiscal 2012 of the net income (loss) attributable to CSC common shareholders of the consolidated out of period adjustments recorded in fiscal 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(1)	3
Total Australia adjustments	—	21	2	—	23
NHS adjustments	—	(1)	28	(2)	25
NPS adjustments	3	—	(4)	17	16
Other adjustments	2	(7)	6	1	2
Effect on income from continuing operations before taxes	9	19	34	17	79
Taxes on income	(2)	(4)	(2)	(8)	(16)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income attributable to CSC common shareholders	$8	$29	$22	$4	$63

The select line items of the Consolidated Statement of Operations for the twelve months ended March 30, 2012, impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,877	$27	$15,904
Costs of services (excludes depreciation and amortization, contract charge, settlement charge, and restructuring costs)	13,406	(32)	13,374
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	(18)	1,263
Selling, general and administrative	1,141	1	1,142
Depreciation and amortization	1,152	(2)	1,150
Interest expense	176	(3)	173
Other (income) expense	(6)	2	(4)
(Loss) income from continuing operations before taxes	(4,347)	79	(4,268)
Taxes on income	(121)	16	(105)
(Loss) income from continuing operations	(4,226)	63	(4,163)
Income from discontinued operations, net of taxes	1	—	1
Net (loss) income attributable to CSC common shareholders	(4,242)	63	(4,179)
EPS – Diluted
Continuing operations	$(27.38)	$0.41	$(26.97)
Discontinued operations	0.01	—	0.01
Total	$(27.37)	$0.41	$(26.96)

The Company has determined that the impact of the consolidated Australia, Nordic, NHS and other out of period adjustments recorded in fiscal 2012 is immaterial to the consolidated results, financial position and cash flows for fiscal

2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

Effect of Adjustments on Prior Year Financial Statements

As noted above, during fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS. Based upon the Company's investigation, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the out of period adjustments identified and recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. These accounting irregularities included the inappropriate capitalization of operating costs, the misapplication of US GAAP and miscellaneous errors.

The following table summarizes the cumulative effect on fiscal 2011 of the net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011 and 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Quarter Ended
(Amounts in millions)	July 2, 2010	October 1, 2010	December 31, 2010	April 1, 2011	Total
Operating costs inappropriately capitalized	$15	$38	$8	$6	$67
Misapplication of US GAAP	4	3	6	(1)	12
Miscellaneous errors	1	(1)	9	(2)	7
Total Nordic adjustments	20	40	23	3	86
Operating costs inappropriately capitalized	—	(1)	(1)	—	(2)
Misapplication of US GAAP	—	1	3	(1)	3
Miscellaneous errors	(4)	5	(2)	(3)	(4)
Total Australia adjustments	(4)	5	—	(4)	(3)
NHS adjustments	—	(1)	(2)	(5)	(8)
NPS adjustments	4	2	(10)	(7)	(11)
Other adjustments	(8)	(6)	(16)	(11)	(41)
Effect on income from continuing operations before taxes	12	40	(5)	(24)	23
Taxes on income	2	—	8	9	19
Other income tax adjustments	(1)	(13)	(6)	17	(3)
Effect on net income attributable to CSC common shareholders	$13	$27	$(3)	$2	$39

The select line items of the Consolidated Statement of Operations for fiscal 2011 and fiscal 2010 impacted by the out of period adjustments, including those identified in fiscal 2012 under the rollover method are shown below.

	Twelve Months Ended April 1, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$16,042	$18	$16,060
Costs of services (excludes depreciation and amortization)	12,925	(8)	12,917
Selling, general and administrative	965	—	965
Depreciation and amortization	1,073	3	1,076
Interest expense	168	—	168
Other (income) expense	(20)	—	(20)
Income from continuing operations before taxes	968	23	991
Taxes on income	243	(16)	227
Income from continuing operations	725	39	764
Income from discontinued operations, net of taxes	34	—	34
Net income attributable to CSC common shareholders	740	39	779
EPS – Diluted
Continuing operations	$4.51	$0.25	$4.76
Discontinued operations	0.22	—	0.22
Total	$4.73	$0.25	$4.98

	Twelve Months Ended April 2, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,921	$(26)	$15,895
Costs of services (excludes depreciation and amortization)	12,618	32	12,650
Selling, general and administrative	981	(2)	979
Depreciation and amortization	1,095	(1)	1,094
Interest expense	252	2	254
Other (income) expense	(20)	—	(20)
Income from continuing operations before taxes	1,022	(57)	965
Taxes on income	192	(2)	190
Income from continuing operations	830	(55)	775
Income from discontinued operations, net of taxes	4	—	4
Net income attributable to CSC common shareholders	817	(55)	762
EPS – Diluted
Continuing operations	$5.27	$(0.36)	$4.91
Discontinued operations	0.01	—	0.01
Total	$5.28	$(0.36)	$4.92

The Company has determined that the net impact of the recorded out of period adjustments was immaterial to the consolidated results, financial position and cash flows for fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2011.

Goodwill Impairment

The Company initiated its annual goodwill impairment analysis at the beginning of the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health). Furthermore, at the end of the second quarter, sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis, and the BSS-GBS reporting unit again had a fair value that was below carrying value. Management believed that the decline in the estimated fair values of these reporting units was a result of several factors, including uncertainty about the Company's overall value as reflected in CSC's stock price decline over the first half of fiscal 2012, overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and decline in forecasted operating performance of these reporting units.

The September 30, 2011 interim goodwill testing also indicated that the fair values of two reporting units - BSS-Health and BSS-iSOFT - passed step one but were not considered to be substantially in excess of carrying values. BSS-Health had a fair value estimated to be approximately 6% in excess of its carrying value. For BSS-iSOFT, which was acquired during the second quarter and was a new reporting unit, fair value approximated carrying value due to the proximity of its acquisition to the second quarter interim goodwill impairment test. For the remaining reporting units with goodwill, fair values substantially exceeded carrying values.

During the process of conducting the second steps of the annual and the interim goodwill impairment tests, the Company identified significant unrecognized intangible assets (primarily customer relationship and technology assets) which, along with fair value changes to the carrying values of other assets and liabilities as well as the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded a goodwill impairment charge of $2,685 million of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. By the end of the second quarter, the Company was not able to complete all the analyses associated with the annual and the interim impairment goodwill impairment tests primarily because of the complexity and the effort required to fair value all the assets and liabilities of the three reporting units which are spread across the globe; consequently, the amount of goodwill impairment recorded at the end of the second quarter represented management's best estimate.

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

At the end of the third quarter, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company concluded that such indicators were present for two of its reporting units, BSS-Health and BSS-iSOFT. With respect to BSS-Health, the loss of a significant customer, the failure to win some major bids for new business, and reduction in forecasted earnings was considered a triggering event for an interim goodwill impairment test. For BSS-iSOFT, the recent developments on the NHS contract were considered a triggering event (see Note 16). There were no triggering events for the remaining reporting units with goodwill.

In conducting the first step of the third quarter interim goodwill impairment test for the BSS-Health reporting unit, the factors stated above resulted in a reassessment of forecasted cash flow assumptions under an income approach, as well as a revised valuation using a market multiples fair value approach, which led the weighted average fair value of the reporting unit to be less than its carrying value, thus triggering the need to proceed to step two. For the BSS-iSOFT reporting unit however, the weighted average fair value was estimated to be greater than its carrying value due to better than forecast performance on the core iSOFT business (not related to the NHS contract).

During the process of conducting the second step of the third quarter interim goodwill impairment test for BSS-Health, the Company estimated the fair value of its tangible assets and identified unrecognized intangible assets, primarily customer relationship and technology assets, and recorded an impairment charge of $63 million. After recording the third quarter charge of $63 million, the BSS-Health reporting unit had no remaining goodwill as of December 30, 2011 (see Note 9 to the Consolidated Financial Statements).

At the end of the fourth quarter, the Company assessed if there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units with goodwill and therefore an interim goodwill test was not required to be performed.

Any further significant declines in CSC's stock price or any further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test.

Cost of Services – Specified Contract Charge

As more fully discussed in Note 16 to the Consolidated Financial Statements, CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system. The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. As described more fully below, the Company recorded a charge of $1,485 million in the fiscal 2012 third quarter, with $204 million recorded as a reduction of revenue, in connection with the Company's ongoing negotiations with the NHS.

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination is the only option which it was considering and, in fact, NHS was considering the full range of options it believed were available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment. Negotiation of the terms of the MOU were substantially completed in May 2011. Subsequent government reviews of the MOU occurred. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU.  In late December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government. Notwithstanding the failure to reach agreement, CSC and the NHS continued discussions in 2012 regarding proposals advanced by both parties reflecting scope modifications and contract value reductions that differed materially from those contemplated by the MOU.

As a result of these discussions, CSC and the NHS entered into a non-binding letter of intent on March 2, 2012.

Under the letter of intent, the NHS and CSC have agreed to a set of high-level principles, which are intended to be reflected in a binding interim agreement to be entered into by the parties. The non-binding letter of intent contemplates that under the interim agreement, NHS will provide a commitment of a certain number of trusts, some to be named in the interim agreement and the remainder within six months, to receive the Lorenzo software product, which has been redefined into deployment units categorized as “base product” and “additional product” for pricing purposes. In addition to the amounts committed by NHS for the base product, additional amounts will be available from centrally available funds for additional products, supplemental trust activity and local configuration. The letter of intent also contemplates that the interim agreement will provide for a structured set of payments following certain product deliveries, as well as additional payments to CSC, which would cover, among other items, various deployments for the named trusts and payments for work already performed. Any payments would be made only if the binding interim agreement is entered into by the parties.

The letter of intent provides that the interim agreement will contain an optional purchase arrangement for those additional trusts (other than the committed named trusts) that choose to take a deployment of Lorenzo. Pricing will be the same as that applicable to the committed named trusts.

The letter of intent provides for an interim Lorenzo-related standstill arrangement and contemplates that a mutual release of all accrued claims with respect to the Lorenzo deployments will be included as part of the interim agreement. The interim agreement, if agreed, will form the basis of an amendment and restatement of the existing NHS contract to be negotiated by the parties. Entry into the interim agreement, and ultimately the amendment, will require U.K. government approvals. There can be no assurance that such approvals will be obtained.

While the parties intended to conclude a binding interim agreement by March 30, 2012, as previously disclosed, no agreement has yet been reached. The parties have continued discussions concerning the interim agreement. The previously disclosed Lorenzo-related standstill agreement remains in effect through June 1, 2012.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by June 1, 2012 that the Lorenzo-

related standstill arrangement will be extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC has revised its estimate of revenues and costs at completion under the percentage of completion method to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1,485 million contract charge as of December 30, 2011, including a $204 million reduction of revenue. This charge included the write-off of its work in process balance of $1,263 million, billed and unbilled receivables of $204 million and net other assets and liabilities of $18 million, resulting in no material remaining net assets. While the contract is in a cumulative loss position as of December 30, 2011, an additional forward loss is not evident and has not been accrued, but further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations, it is also reasonably possible that an agreement amending the terms of the NHS contract, if concluded, could result in a payment for the recovery of a portion of the amounts that have been written off as of March 30, 2012 and therefore generate a gain in the near term. However, there can be no assurance that an agreement with NHS will be concluded, that the terms of any such agreement would be favorable to CSC or as provided in the letter of intent, that any gain will be generated in the event such an agreement is concluded or that any recovery will occur.

Costs of Services – Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. Government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA). Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011. In December 2011, the Company signed the contract modification based on the terms described above. As a result of the settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million. Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services. The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater. The contract extension contained a Requirements portion and an Indefinite Quantity portion (and is not subject to any minimum values). See Note 17 to the Consolidated Financial Statements for further discussion.

Restructuring Costs

In March 2012, the Company initiated a series of restructuring actions primarily to address excess capacity issues across Europe and to align its workforce with current business needs. In addition to reducing headcount, these actions contemplate increased use of lower cost off-shore resources and optimal utilization of facilities, which includes vacating and consolidating office space. Actions under these plans commenced in March 2012 and are expected to be carried out through fiscal 2013. The restructuring actions envision reduction in the Company's workforce by approximately 1,900 employees, approximately 1,550 of which are in Europe, primarily in the U.K. and in the Nordic region, 200 in the United States and the remaining spread across Latin America, Asia and Australia.

A total of $140 million of restructuring costs were accrued in March 2012, which included $21 million of pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. Of the total restructuring costs of $140 million, $108 million relates to MSS, $31 million to BSS, and $1 million to NPS. Excluding the pension liability, the remaining $119 million of restructuring liability as of March 30, 2012, includes $112 million expected to be paid in fiscal 2013 and $7 million thereafter. The Company expects to incur additional restructuring costs in fiscal 2013 of approximately $59 million.

Costs of Services

Fiscal 2012

Costs of services (COS), excluding the specified contract charge, the settlement charge, and the restructuring charges, as a percentage of revenue increased to 84.4% for fiscal 2012 from 80.6% for fiscal 2011. Both fiscal 2012 and fiscal 2011 COS were adversely impacted by out of period adjustments recorded during these years but which were related to prior years. The amounts recorded in fiscal 2012 and fiscal 2011 were $25 million and $15 million, respectively, in MSS and $15 million and $4 million, respectively, in BSS. The fiscal 2012 increase in the COS ratio was primarily driven by adverse results in the MSS and the BSS segments.

The MSS COS ratio was impacted by adverse adjustments on long-term contracts accounted for under the percentage-of-completion method of $142 million of which $48 million was recorded as a reduction of revenue, impairment of tangible and intangible assets of $144 million associated primarily with service delivery issues on certain outsourcing contracts, and start-up issues on certain outsourcing contracts, including transition cost overruns of $34 million. Of these specific charges of $320 million, $171 million were recorded in the fourth quarter.

BSS' COS ratio was adversely impacted primarily by the NHS contract and the financial services business. Subsequent to the $1.5 billion NHS adjustment recorded in the third quarter and pending the finalization of a contract amendment, the Company recorded $29 million of operating losses in the fourth quarter (see Note 16 to the Consolidated Financial Statements). In addition, a year-over-year shift in BSS' financial services revenue mix, caused by a decline in the proportion of the higher margin license revenue, adversely impacted the BSS COS ratio. BSS COS ratio was impacted by adverse adjustments of $17 million on certain long-term contracts accounted for under the percentage-of-completion method of which $6 million was recorded as reduction in revenue.

The NPS COS ratio increased primarily as a result of recording $72 million of net adverse adjustments on certain long-term contracts accounted for under the percentage-of-completion method. The net adjustments included adverse adjustments of $130 million, of which $40 million reduced revenue, and favorable adjustments of $58 million of which $10 million increased revenue. Favorable adjustments included a $48 million COS benefit on a contract that had a similar adjustment in fiscal 2011. Of the total $72 million net adverse adjustments, $44 million was recorded in the fourth quarter.

Fiscal 2011

Costs of services as a percentage of revenue for fiscal 2011 increased to 80.6% from 79.2% for fiscal 2010, primarily driven by adverse changes in MSS' EMEA and Americas operations as well as from a significant adjustment on the NHS contract within the BSS segment. As discussed above, out of period adjustments recorded in MSS increased fiscal 2011 COS by $19 million and understated the reported fiscal 2010 COS by $33 million. Additionally in the Nordics region, operational issues including excess staffing capacity, performance issues, and lower revenue also increased the COS ratio in fiscal 2011. The MSS fiscal 2011 COS ratio was further adversely impacted by higher start-up and transition expenses on several contracts and a strengthening Indian rupee during fiscal 2011 which increased costs on U.S. dollar-denominated contracts.

Selling, General and Administrative

Fiscal 2012

Selling, general and administrative (SG&A) expense, excluding the restructuring charges, as a percentage of revenue increased to 7.2% for fiscal 2012 from 6.0% for fiscal 2011. The fiscal 2012 increase was primarily driven by an increase in corporate general & administrative (G&A) costs and a higher BSS ratio.

The corporate G&A costs increased year-over-year primarily due to higher legal and other fees of $67 million incurred mainly related to the ongoing SEC and Audit Committee investigations into the matters surrounding the out-of-period adjustments discussed previously. The Company will continue to incur such fees as these investigations are ongoing. In addition, the Company expects to incur additional legal and other professional fees in connection with various putative class action lawsuits that have been filed in federal court (see Note 19 to the Consolidated Financial Statements). Corporate G&A costs were higher also due to costs associated with the former CEO's severance of $7 million. These cost increases were partially offset by lower bonuses of $10 million and reduced stock compensation expense of $11 million, principally due to reduction in the probable outcome of performance based restricted stock units for certain executives.

The BSS ratio increased primarily due to iSOFT. iSOFT's SG&A ratio was adversely impacted by $23 million of transaction and transition costs incurred related to its acquisition.

Fiscal 2011

Selling, general and administrative expense improved 0.2% points to 6% as a percentage of revenue in fiscal 2011 compared to fiscal 2010. This improvement was driven by reductions in Corporate G&A costs through lower legal and professional fees, and incentive compensation while the business segments maintained consistent ratios with fiscal 2010.

Depreciation and Amortization

Fiscal 2012

Depreciation and amortization (D&A) as a percentage of revenue increased to 7.3% for fiscal 2012 from 6.7% for fiscal 2011. The increase in the fiscal 2012 ratio was driven by all three segments. The BSS ratio increased due to higher amortization expense associated with the acquired iSOFT intangible and tangible assets. The higher MSS ratio is due to higher capital expenditure on outsourcing contracts. The higher NPS ratio is due to higher fixed asset purchases on certain of its contracts, as well as amortization of acquired intangible assets from fiscal 2012 and 2011 acquisitions.

Fiscal 2011

D&A decreased 0.2% points to 6.7% of revenue in fiscal 2011 as compared to fiscal 2010. Lower D&A expense in both the MSS & BSS segments were the contributors to this performance reflecting the reducing levels of capital expenditures in fiscal 2010 and 2009 in line with the Company’s ongoing program.

Interest Expense and Interest Income

Fiscal 2012

Interest expense of $176 million in fiscal 2012 increased $8 million compared to fiscal 2011 due to an increase in capital leases in MSS. Interest income increased $1 million to $38 million in fiscal 2012. Higher interest income was primarily due to higher interest earned on cash balances in India during the first two quarters of fiscal 2012.

Fiscal 2011

Interest expense of $168 million in fiscal 2011 decreased $84 million compared to fiscal 2010. The lower interest expense is a result of lower debt levels during fiscal 2011 primarily due to the repayment of the 7.375% $500 million term note in the fourth quarter of fiscal 2010, and repayment of the $1.5 billion credit facility in the third quarter of fiscal 2011. The decrease in interest expense due to repayment of term notes and credit facility was slightly offset by higher interest on increased capital lease activity and interest on borrowings for assets acquired under long term financing primarily in the MSS segment.

Interest income increased $10 million to $37 million in fiscal 2011 due to the combination of increase in interest rates and in foreign cash balances, primarily in India, Australia and Asia.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2012, fiscal 2011, and fiscal 2010 are:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Foreign currency loss (gain)	$4	$(2)	$4
Equity in earnings of unconsolidated affiliates	(10)	(11)	(14)
Other gains	—	(7)	(10)
Total	$(6)	$(20)	$(20)

The Company reported other income of $6 million for fiscal 2012 compared to $20 million in fiscal 2011. Foreign currency loss of $4 million for fiscal 2012 was due to the movements in foreign currency exchange rates, primarily between the U.S. dollar and the Indian rupee, which adversely impacted the Company's foreign currency options. Reduction in other gains is due to fiscal 2011 gains on sale of an investment and non-controlling interest in a business, both of which did not recur in fiscal 2012.

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

The Company reported other income of $20 million for fiscal 2010 compared with $8 million of other expense in fiscal 2009. Other (gains) losses for fiscal 2010 primarily includes a gain of $6 million related to sale of the former corporate headquarters facility in El Segundo, California, a gain of $6 million from a positive worker's compensation claim experience on a business divested in fiscal 2005, and a $3 million loss related to a building for sale in Europe.

Taxes

The Company's effective tax rate (ETR) on (loss) income from continuing operations for fiscal years 2012, 2011, and 2010 was (2.8)%, 25.1%, and 18.8%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. The following are the major events that had a significant impact on the ETR in fiscal years ended 2012, 2011, and 2010.

In fiscal 2012, the ETR was primarily driven by:

•
The Company recorded a $1,485 million charge related to the NHS contract. Following the write-down, a full valuation allowance was established against the net operating losses in the U.K., which resulted in the Company not recording a tax benefit for the NHS charges. This charge and subsequent valuation allowance had a significant impact on the tax expense and ETR of $508 million and 12%, respectively.

•
The Company recorded a $2,745 million goodwill impairment charge which was mostly not deductible for tax purposes. This charge resulted in an impact to the tax expense and ETR of $838 million and 19%, respectively.

•
The Company settled various tax examinations and recognized income tax benefits related to audit settlements (and the expiration of statutes of limitations on audits) of approximately $111 million, which had a favorable impact on the ETR for the fiscal year of 3%.

•
The Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $114 million and had a favorable impact on the ETR for the fiscal year of 3%.

In fiscal 2011, the Company settled a portion of its U.S. federal income tax audit for the fiscal years 2005 through 2007 related specifically to research and development (R&D) credits. This favorable settlement of $68 million had a 7% impact on the ETR for the fiscal year ended 2011.

In fiscal 2010, the Company reversed a valuation allowance of $53 million associated with branch net operating loss carryforwards and the remeasurement of an uncertain tax position of $18 million for foreign tax credits as a result of an audit settlement. These items had a 7% impact on the ETR for the fiscal year.

As of March 30, 2012, in accordance with ASC 740-10, the Company's liability for uncertain tax positions was $257 million, including interest of $31 million, penalties of $15 million, and net of tax attributes of $76 million. During the year ended March 30, 2012, the Company had a net reduction of interest of $56 million ($36 million net of tax) and had a net reduction of penalties of $14 million. The net reduction of interest and penalties includes impacts of normal operations, audit settlements, and acquisitions.

A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 10 to the Consolidated Financial Statements.

The India Finance Bill of 2012 (the “Indian Finance Bill”) has been approved by both houses of the Indian Parliament and, if signed into law, could have an adverse material impact on the Company's tax liabilities. The provisions of the Indian Finance Bill provide for the taxation of indirect foreign investment in India, and would likely be applied retroactively for a period of years prior to the date of enactment subject to the current statute of limitations for tax assessments in India, which is 6 years. This Indian Finance Bill overrides the recent Vodafone ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. We expect that the Indian Finance Bill will be challenged in the Indian courts. However, there is no assurance that such a challenge will be successful.

CSC has engaged in transactions that could be subject to retroactive treatment under the Indian Finance Bill, including the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the Indian Finance Bill to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company is in the process of determining the amount of the potential exposure, but believes that this amount could be material. It is the intention of the Company to vigorously assert its defenses against any claims raised by the Indian Tax Authorities.
Earnings (Loss) Per Share and Share Base

Earnings (loss) per share (EPS), on a diluted basis, decreased $32.10 to $(27.37) in fiscal 2012. This decrease in EPS was due to net loss attributable to CSC common shareholders in fiscal 2012. The net loss attributable to CSC common shareholders was primarily due to the goodwill impairment charge of $2,745 million recorded during the second and third quarters (see Note 9), the contract charge associated with the U.K. NHS contract of $1,485 million recorded during the third quarter (see Note 16 to the Consolidated Financial Statements), the settlement charge of $269 million that resulted from the settlement of claims with the U.S. Federal Government during the second quarter (see Note 17 to the Consolidated Financial Statements), and restructuring costs of $140 million recorded during the fourth quarter (see Note 18 to the Consolidated Financial Statements). Delivery issues on certain MSS and NPS contracts resulted in recording forward losses on contracts accounted under the percentage-of-completion method, and asset impairments which also adversely impacted the EPS.

Diluted EPS for fiscal 2011 decreased $0.55 to $4.73 from $5.28 in fiscal 2010. The decrease is primarily due to the decrease in net income attributable to CSC common shareholders of 9.4% for fiscal 2011. Net income attributable to CSC common shareholders decreased $77 million in fiscal 2011 as compared to fiscal 2010, due to a combination of lower pre-tax earnings and higher taxes in fiscal 2011. The decrease in EPS was also due to an increase in the weighted average common shares and common stock equivalents during the fiscal year due to the year-over-year appreciation in the Company’s stock price.

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash from operations	$1,176	$1,564	$1,643
Net cash used in investing	(1,308)	(892)	(790)
Net cash used in from financing	(581)	(1,676)	(487)
Effect of exchange rate changes on cash and cash equivalents	(31)	57	121
Net (decrease) increase in cash and cash equivalents	(744)	(947)	487
Cash and cash equivalents at beginning of year	1,837	2,784	2,297
Cash and cash equivalents at end of year	$1,093	$1,837	$2,784

The Company’s cash and cash equivalents balance decreased by $744 million during fiscal 2012 compared to fiscal 2011. Net cash from operations decreased $388 million primarily driven by net cash outflows on the NHS contract. Cash used in investing activities increased $416 million compared to fiscal 2011 primarily due to acquisition of businesses and lower cash received from business dispositions and sale of assets. The decrease in cash used in financing activities is primarily due to repayment of $1.5 billion related to the old credit facility in the third quarter of fiscal 2011.

Operating Cash Flow

For fiscal 2012, net cash from operating activities of $1,176 million decreased $388 million as compared to fiscal 2011. The decrease is primarily due to higher payroll and related costs primarily due to the fiscal 2012 acquisitions, repayment of NHS advance contract payments (see Note 16 to the Consolidated Financial Statements), partially offset by receipt of cash upon settlement of claims with the U.S. government (see Note 17 to the Consolidated Financial Statements) and reduced cash taxes.

In fiscal 2011, net cash from operating activities of $1,564 million decreased $79 million as compared to fiscal 2010. The decrease is primarily due to reduced cash flows from advance contract payments of approximately $370 million, mainly from NHS, offset by higher collections from customers of approximately $100 million, reduced interest and tax payments of $97 million and $126 million, respectively. The reduced NHS advance contract payments are a result of delays in achieving certain milestones for Lorenzo Regional Care, as well as ongoing contract modification negotiations. The higher collections and reduced vendor payments are due to timing. The reduction in cash taxes paid is primarily due to additional pension contributions made in March 2010, which resulted in the Company generating a significant overpayment on its fiscal 2010 tax return which reduced cash tax payments made during fiscal 2011. Additionally, the Company made a cash payment to settle a tax audit with the German tax authorities during fiscal 2010, which did not recur in fiscal 2011.

Investing Cash Flow

Net cash used in investing activities for fiscal 2012 of $1.3 billion increased $416 million compared to fiscal 2011. The increase is primarily due to an increase in payments for business acquisitions of $216 million, and higher expenditures on software of $63 million. These increases were partially offset by lower purchases of property and equipment of $94 million, lower proceeds from the sale of property and equipment of $94 million, and lower proceeds from two divestitures of $117 million in fiscal 2011, which did not recur in fiscal 2012.

In fiscal 2011, investing cash outflows increased $102 million compared to fiscal 2010. The increase is primarily due to increase in payments for business acquisitions of $153 million, higher purchases of property and equipment and corporate assets of $85 million, partially offset by greater proceeds from two divestitures of $105 million and lower cash flow associated with outsourcing contracts of $38 million.

Financing Cash Flow

Net cash used in financing activities in fiscal 2012 was $581 million, a decrease of $1,095 million from fiscal 2011. This decrease is primarily due to repayment of $1.5 billion related to the old credit facility in the third quarter of fiscal 2011, partially offset by higher repayments on capital leases and other long-term debt.

In fiscal 2011, net cash used in financing activities was $1,676 million, an increase of $1,189 million from fiscal 2010. This increase is primarily due to repayment of a $1.5 billion credit facility in the third quarter, repurchase of $65 million of the Company's outstanding common stock in the fourth quarter under the previously announced $1 billion share repurchase program, and payment of cash dividends of $77 million.

Liquidity and Capital Resources

The balance of cash and cash equivalents was $1,093 million at March 30, 2012 and $1,837 million at April 1, 2011, and total equity decreased $4,726 million to $2,834 million during fiscal 2012. Of the total amount of cash and cash equivalents of $1,093 million at March 30, 2012, $788 million was held outside of the U.S.

At the end of fiscal 2012, CSC’s ratio of debt to total capitalization was 49.2%, an increase from 25.4% at the end of fiscal 2011, and from 36.5% at the end of fiscal 2010. The increase in the debt ratio for fiscal 2012 was primarily the result of a decrease in total equity associated with the fiscal 2012 net loss, driven by the goodwill impairment, the specified contract charges, and other charges and results discussed above.

The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year end 2012 and 2011:

Amount in millions	March 30, 2012	April 1, 2011
Debt	$2,740	$2,579
Equity	2,834	7,560
Total capitalization	$5,574	$10,139
Debt to total capitalization	49.2%	25.4%

At March 30, 2012, the Company had $43 million of short-term borrowings under uncommitted lines of credit with foreign banks, $1,211 million of current maturities and $1,486 million of long-term debt. The Company had no outstanding commercial paper as of March 30, 2012.

At April 1, 2011, the Company had $29 million of short-term borrowings under uncommitted lines of credit with foreign banks, $141 million of current maturities and $2,409 million of long-term debt. The Company had no outstanding commercial paper as of April 1, 2011.

On March 18, 2011, the Company entered into a new committed line of credit providing $1.5 billion of long term commercial paper backup which replaced the existing $1.5 billion line of credit that would have expired on July 12, 2012. The new line of credit expires on March 18, 2015. This line requires the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company is in full compliance with these requirements.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). In fiscal 2011, the Company repurchased 1.4 million shares in the open market for approximately $65 million in accordance with SEC rule 10-b18. The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the 2011 Repurchase Program. The company did not repurchase any shares in fiscal 2012.

In fiscal 2012, the Company continued paying quarterly cash dividends to its common stockholders. During the year, cash dividends of $0.80 per share or approximately $124 million were paid out. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of March 30, 2012, the Company’s total liquidity was approximately $2.6 billion, consisting of $1.1 billion of cash and the full $1.5 billion available under the 2015 credit facility. The Company may fund its short-term debt obligations through a combination of internally available cash balances, use of its existing $1.5 billion credit facility and/or new borrowings.

Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

Liquidity Risk

The cash held by the Company outside the U.S. is not presently available to fund U.S. operations or obligations without paying taxes upon its repatriation. It is management's intent to use the foreign cash balances to fund non-U.S. acquisitions, capital needs and other cash requirements. The recent acquisitions of iSOFT and AppLabs during the second quarter of fiscal 2012 were made with the use of non-U.S. cash. Continued uncertainty in the global economic conditions may affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance.

The Company’s ability to access the commercial paper and debt markets is dependent on liquidity in the credit markets as well as the Company’s financial position. On March 18, 2011, the Company entered into a committed line of credit providing $1.5 billion of long term commercial paper backup. This line of credit expires on March 18, 2015. Beginning in the third quarter of fiscal 2011, the Company was able to borrow against commercial paper to meet short term liquidity needs. As of March 30, 2012, there are no borrowings outstanding against commercial paper.

Our credit ratings and outlooks are summarized below. On May 17, 2012, Moody's lowered our long term credit rating from Baa1 with a negative watch to Baa2 with a stable outlook. Moody's confirmed its short term rating at Prime-2. In December 2011, S&P lowered our rating from A- to BBB+ with a negative credit watch. On May 22, 2012, S&P and Fitch lowered our credit rating to BBB with a negative outlook. These changes had no material impact on our current borrowing costs, and we believe they will not have a material impact on our ability to raise further debt financing in the future although the costs of such borrowing would increase. The ratings and outlooks issued by Moody's, S&P and Fitch appear in the table below:

Rating Agency	Rating	Outlook
Fitch	BBB	Negative
Moody's	Baa2	Stable
S&P	BBB	Negative

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, our financial position, resolution of the issues relating to the NHS contract and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs and access to capital markets.

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities and current cash balances. If these resources need to be augmented, major additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option as described in Note 20 to the Consolidated Financial Statements. However, there can be no assurances that the Company will be able to issue debt with acceptable terms in the future.

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees outstanding as of March 30, 2012:

(Amounts in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2015 & thereafter	Total
Performance guarantees:
Surety bonds	$29	$—	$—	$29
Letters of credit	176	2	16	194
Standby letters of credit	63	2	14	79
Foreign subsidiary guarantees	795	—	—	795
Total	$1,063	$4	$30	$1,097

For additional information on off balance sheet arrangements and contractual obligations see Note 19 to the Consolidated Financial Statements for further discussion.

The following table summarizes the Company’s payments on contractual obligations by period as of March 30, 2012:

(Amounts in millions)	1 year or less	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$1,000	$—	$—	$997	$1,997
Interest on fixed rate debt	119	156	130	98	503
Capital lease obligations	191	312	133	119	755
Bank debt	43	—	—	—	43
Operating leases	266	332	146	76	820
Minimum purchase obligations	598	425	29	—	1,052
Other long-term liabilities	52	71	2	2	127
Total	$2,269	$1,296	$440	$1,292	$5,297

The liability related to unrecognized tax benefits has been excluded from the table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined.

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

During fiscal 2013, the Company expects to make contributions of approximately $254 million to pension and $10 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2013 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2012, pension and other pension benefits contributions amounted to $262 million, an increase of $23 million from $239 million in fiscal 2011. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 12 to the Consolidated Financial Statements for further discussion.

Dividends

During fiscal 2012, quarterly dividends declared aggregated to $0.80 per share or $124 million. Of the total dividends declared, $93 million was paid in fiscal 2012 and the balance of $31 million was paid on April 16, 2012.

On May 15, 2012, the Board of Directors approved a dividend of $0.20 per share for the quarter ended March 30, 2012, payable on July 12, 2012 to the holders of record of the Company's common stock as of the close of business on June 14, 2012.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements under “Summary of Significant Accounting Policies.” The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the types of estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the consolidated financial statements.

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

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates. Revenue from our fixed unit price contracts, time and materials contracts and cost plus contracts is recognized based on objective criteria and is not subject to estimates that may change over time. However, for our fixed-price contracts that use percentage-of-completion accounting, which is approximately 7.8% percent of the Company’s revenues, the determination of revenues and costs requires significant judgment and estimation. Under this method we recognize revenue on a constant margin as contract milestones or other input or output based measures are achieved. Costs are deferred until contractual milestones or other output based or cost based measures are achieved. The method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. Such estimates are particularly difficult on activities involving state-of-the-art technologies such as system development projects. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor and the nature and complexity of the work to be performed. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Management regularly reviews project profitability and the underlying estimates.

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

Many of our contracts call for us to provide a range of services or elements to our customers. The total estimated revenue for these contracts is allocated to the various services or elements based vendor specific objective evidence (VSOE), third party evidence (TPE) or management's best estimate of selling price for the deliverables when VSOE or TPE are not available. Once the total estimated revenue has been allocated to the various contract elements, revenue for each element is recognized based on the relevant revenue recognition method for the services performed or elements delivered.

Estimates of total revenue at contract inception often differ materially from actual revenue due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Revenue recognition on software license sales that require significant customization

If significant customization is required in the delivery of a proprietary software product, and VSOE is available to support accounting for the software as a separate unit of account, revenue is recognized as the software customization services are performed in accordance with the percentage-of-completion method described above. Thus, cost and profit estimates are required over the life of the project, and changes in such estimates can have a material effect on results.

Capitalization of outsourcing contract costs

Certain costs incurred upon initiation of an outsourcing contract are deferred and amortized over the contract life. These costs consist of contract acquisition and transition/set-up costs, costs associated with installation of systems and processes, and amounts paid to clients in excess of the fair market value of assets acquired (i.e., premiums). Finance staff, working with program management, review costs to determine appropriateness for deferral in accordance with relevant accounting guidance.

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

Assumptions related to purchase accounting and goodwill

We account for acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments in determination of acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining their fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, but even those determinations can be based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Additional information obtained during the allocation period related to the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could result in material impacts to earnings.

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

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by ASC 715 Compensation – Retirement Benefits for fiscal 2012, 2011, and 2010 to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension and postretirement plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. We consider current market conditions such as changes in interest rates, in determining discount rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and postretirement plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. Please see Note 12 to the Consolidated Financial Statements for more details. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2012 and 2011 pension plan valuations was 6.8% and 7.5%, respectively. Holding all other assumptions constant, a one-half percentage increase or decrease in each of the assumed rates of return on plan assets would have decreased or increased, respectively, the fiscal 2012 net periodic pension cost by approximately $20 million.

An assumed discount rate is required to be used in each pension and postretirement plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2012 net periodic pension cost was 5.5% compared to 5.8% used for fiscal 2011. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the fiscal 2012 net periodic pension cost by approximately $13 million, or increased it by approximately $14 million, respectively. Some portion of the increase or decrease would be moderated by cost reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the consolidated financial statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized into earnings over time. During fiscal 2012 and 2011, the actual return on assets exceeded the expected return on assets, producing an actuarial gain. However, offsetting this actuarial gain was an actuarial loss increasing the projected benefit obligation of the Company's pension plans primarily due to the decline in discount rates. As a result, pension assets as a percentage of projected benefit obligations decreased during the fiscal year.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company utilizes fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. For the year ended March 30, 2012, a hypothetical 10% movement in interest rates would not have had a material impact on the Company’s consolidated results of operations or financial conditions.

Foreign Currency

As a large global organization the Company faces exposure to adverse movements in foreign currency exchange rates. During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these contracts by incurring costs in the same currency in which revenue is received, and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, the Company is able to mitigate a portion of the foreign currency risk to earnings. However, as the Company has increased its use of offshore support in recent years, it has become more exposed to currency fluctuations.

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

During fiscal 2012, approximately 38% of the Company’s revenue was generated outside of the United States. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings. For the year ended March 30, 2012, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would have impacted revenue by approximately 4% or $604 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4% or $604 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $36 million for the year ended March 30, 2012. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

As of March 30, 2012, the Company had approximately $788 million of cash and cash equivalents outside of the U.S. and approximately $43 million of non-U.S. dollar borrowings.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of March 30, 2012 and April 1, 2011	57
Consolidated Statements of Operations for the Twelve Months Ended March 30, 2012, April 1, 2011, and April 2, 2010	59
Consolidated Statements of Cash Flows for the Twelve Months Ended March 30, 2012, April 1, 2011, and April 2, 2010	60
Consolidated Statements of Changes in Equity for the Twelve Months Ended March 30, 2012, April 1, 2011, and April 2, 2010	61

Notes to Consolidated Financial Statements
Note 1–Summary of Significant Accounting Policies	62
Note 2–Independent Investigation and Out of Period Adjustments	71
Note 3–Discontinued Operations	78
Note 4–Acquisitions	79
Note 5–Receivables	83
Note 6–Fair Value	83
Note 7–Foreign Currency Derivative Instruments	85
Note 8–Intangible Assets	86
Note 9–Goodwill	87
Note 10–Income Taxes	90
Note 11–Debt	95
Note 12–Pension and Other Benefit Plans	96
Note 13–Stockholders' Equity	109
Note 14–Stock Incentive Plans	110
Note 15–Segment and Geographic Information	113
Note 16-Cost of Services - Specific Contract Charge	116
Note 17-Settlement of Claims with U.S. Government	121
Note 18-Restructuring Costs	121
Note 19–Commitments and Contingencies	122
Note 20–Agreement with Equifax	126

Selected Quarterly Financial Data (Unaudited)	127

Schedule

Schedule II, Valuation and Qualifying Accounts for the years ended March 30, 2012, April 1, 2011, and April 2, 2010	129

Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of March 30, 2012 and April 1, 2011 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three fiscal years in the period ended March 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of March 30, 2012 and April 1, 2011 and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 29, 2012

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	March 30, 2012	April 1, 2011

Current assets:
Cash and cash equivalents	$1,093	$1,837
Receivables, net of allowance for doubtful accounts of $51 (2012) and $46 (2011)	3,257	3,719
Prepaid expenses and other current assets	533	2,001
Total current assets	4,883	7,557
Intangible and other assets:
Software, net of accumulated amortization of $1,481 (2012) and $1,291 (2011)	649	562
Outsourcing contract costs, net of accumulated amortization of $1,240 (2012) and $1,324 (2011)	562	647
Goodwill	1,752	4,038
Other assets	902	820
Total intangible and other assets	3,865	6,067
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,267	1,221
Computers and related equipment	4,357	4,565
Furniture and other equipment	464	503
Construction in progress	56	60
	6,144	6,349
Less: accumulated depreciation and amortization	3,703	3,853
Property and equipment, net	2,441	2,496
Total Assets	$11,189	$16,120

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in millions, except shares)	March 30, 2012	April 1, 2011

Current liabilities:
Short-term debt and current maturities of long-term debt	$1,254	$170
Accounts payable	478	517
Accrued payroll and related costs	789	817
Accrued expenses and other current liabilities	1,339	1,291
Deferred revenue and advance contract payments	619	987
Income taxes payable and deferred income taxes	57	396
Total current liabilities	4,536	4,178

Long-term debt, net of current maturities	1,486	2,409
Income tax liabilities and deferred income taxes	357	511
Other long-term liabilities	1,976	1,462
Commitments and contingencies
CSC Stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 163,719,508 (2012) and 162,873,485 (2011)	164	163
Additional paid-in capital	2,168	2,120
Earnings retained for use in business	1,930	6,296
Accumulated other comprehensive loss	(1,093)	(690)
Less: common stock in treasury, at cost, 8,518,540 (2012) and 8,392,668 (2011)	(390)	(385)
Total CSC stockholders’ equity	2,779	7,504
Noncontrolling interest in subsidiaries	55	56
Total Equity	2,834	7,560
Total Liabilities and Equity	$11,189	$16,120

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	March 30, 2012	April 1, 2011	April 2, 2010

Revenues	$15,877	$16,042	$15,921

Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $137 (2012))	13,406	12,925	12,618
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	—	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	227	—	—
Selling, general and administrative (excludes restructuring costs of $3 (2012))	1,141	965	981
Depreciation and amortization	1,152	1,073	1,095
Restructuring costs	140	—	—
Goodwill impairment	2,745	—	—
Interest expense	176	168	252
Interest income	(38)	(37)	(27)
Other (income) expense, net	(6)	(20)	(20)
Total costs and expenses	20,224	15,074	14,899

(Loss) income from continuing operations before taxes	(4,347)	968	1,022
Taxes on income	(121)	243	192
(Loss) income from continuing operations	(4,226)	725	830
Income from discontinued operations, net of taxes	1	34	4
Net (loss) income	(4,225)	759	834
Less: Net income attributable to noncontrolling interest, net of tax	17	19	17
Net (loss) income attributable to CSC common shareholders	$(4,242)	$740	$817

Earnings (loss) per common share:
Basic:
Continuing operations	$(27.38)	$4.57	$5.35
Discontinued operations	0.01	0.22	0.01
	$(27.37)	$4.79	$5.36
Diluted:
Continuing operations	$(27.38)	$4.51	$5.27
Discontinued operations	0.01	0.22	0.01
	$(27.37)	$4.73	$5.28

Cash dividend per common share	$0.80	$0.70	$—

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net (loss) income	$(4,225)	$759	$834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,212	1,140	1,156
Goodwill impairment	2,745	—	—
Specified contract charge	1,485	—	—
Settlement charge	269	—	—
Stock based compensation	36	56	64
Deferred taxes	(115)	100	8
Loss (gain) on dispositions	30	(74)	(5)
Provision for losses on accounts receivable	18	7	23
Excess tax benefit from stock based compensation	(2)	(6)	(9)
Unrealized foreign currency exchange gain	(8)	(9)	(28)
Impairment losses and contract write-offs	156	23	23
Cash surrender value in excess of premiums paid	(7)	(6)	(5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	232	170	70
Increase in prepaid expenses and other current assets	(210)	(116)	(153)
Decrease in accounts payable and accrued expenses	(67)	(234)	(409)
Decrease in income taxes payable and income tax liability	(138)	(44)	(135)
(Decrease) increase in advances contract payments and deferred revenue	(247)	(204)	207
Other operating activities, net	12	2	2
Net cash provided by operating activities	1,176	1,564	1,643

Cash flows from investing activities:
Purchases of property and equipment	(569)	(663)	(578)
Outsourcing contracts	(179)	(138)	(176)
Acquisitions, net of cash acquired	(374)	(158)	(5)
Business dispositions	2	119	14
Software purchased and developed	(227)	(164)	(173)
Proceeds from sale of property and equipment	11	105	82
Other investing activities, net	28	7	46
Net cash used in investing activities	(1,308)	(892)	(790)

Cash flows from financing activities:
Borrowings under lines of credit	140	105	130
Repayment of borrowings under lines of credit	(120)	(1,599)	(137)
Principal payments on long-term debt	(485)	(92)	(537)
Proceeds from stock options and other common stock transactions	15	73	100
Excess tax benefit from stock based compensation	2	6	9
Repurchase of common stock and acquisition of treasury stock	—	(65)	(3)
Dividend payments	(124)	(77)	—
Other financing activities, net	(9)	(27)	(49)
Net cash used in financing activities	(581)	(1,676)	(487)
Effect of exchange rate changes on cash and cash equivalents	(31)	57	121
Net (decrease) increase in cash and cash equivalents	(744)	(947)	487
Cash and cash equivalents at beginning of year	1,837	2,784	2,297
Cash and cash equivalents at end of year	$1,093	$1,837	$2,784
(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 3, 2009	159,689	$160	$1,836	$4,893	$(1,004)	$(375)	$5,510	$108	$5,618
Comprehensive income:
Net income				817			817	17	834
Currency translation adjustment					242		242		242
Unfunded pension obligation					(290)		(290)		(290)
Comprehensive income							769	17	786
Stock based compensation expense			64				64		64
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	2,545	2	106				108		108
Noncontrolling interest distributions and other				(1)			(1)	(63)	(64)
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508
Comprehensive income:
Net income				740			740	19	759
Currency translation adjustment					261		261		261
Unfunded pension obligation					101		101		101
Comprehensive Income							1,102	19	1,121
Stock based compensation expense			56				56		56
Acquisition of treasury stock						(6)	(6)		(6)
Repurchase of common stock	(1,353)	(1)	(19)	(45)			(65)		(65)
Stock option exercises and other common stock transactions	1,992	2	77				79		79
Cash dividends declared				(108)			(108)		(108)
Noncontrolling interest distributions and other								(25)	(25)
Balance at April 1, 2011	162,873	$163	$2,120	6,296	$(690)	(385)	$7,504	56	$7,560
Comprehensive (loss) income:
Net (loss) income				(4,242)			(4,242)	17	(4,225)
Currency translation adjustment					(124)		(124)		(124)
Unfunded pension obligation					(279)		(279)		(279)
Comprehensive (loss) income							(4,645)	17	(4,628)
Stock-based compensation expense			36				36		36
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	847	1	12				13		13
Cash dividends declared				(124)			(124)		(124)
Noncontrolling interest distributions							—	(18)	(18)
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and notes are those of Computer Sciences Corporation, its subsidiaries, and those joint ventures and partnerships over which it exercises control, hereafter collectively referred to as “CSC” or “the Company.” Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Contractual work-in-process balances at March 30, 2012 and April 1, 2011, of $60 million and $1,162 million, respectively, are included in prepaid expenses and other current assets. Work-in-process of $1,263 million related to the Company's contract with the U.K. National Health Service (NHS) was written off as of December 30, 2011 (Note 16).

During fiscal 2012, the Company recognized significant impairments of tangible and intangible assets associated primarily with long-term contracts and significant adverse changes in long-term contracts accounted for under the percentage-of-completion method. The majority of these charges were recorded during the fourth quarter (unaudited) as noted below:

Impact on loss from continuing operations before taxes	Twelve Months Ended	Quarter Ended
(Amounts in millions)	March 30, 2012	March 30, 2012
Net unfavorable changes in estimated profitability of fixed price contracts(1)	$(231)	$(99)
Impairments of assets	(156)	(112)
Total	$(387)	$(211)

(1) Fiscal 2012 does not include the contract charge related to the Company’s contract with the NHS of $1,485 million (see Note 16).

Of the total impairments recorded during fiscal 2012, $75 million related to intangible assets, $72 million related to tangible assets and $9 million related to prepaid expenses and other current assets.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ from those estimates. Amounts subject to significant judgment and estimates include, but are not limited to, costs to complete fixed price contracts, cash flows used in the evaluation of impairment of goodwill, intangible assets, certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, valuation allowance on deferred tax assets, loss accruals for litigation, pension related liabilities, inputs used for computing stock-based compensation and the fair value of derivative instruments.

Revenue Recognition

The Company’s primary service offerings are information technology (IT) outsourcing and IT and other professional services. For arrangements that include multiple deliverables, revenue recognition involves the identification of separate units of accounting and allocation of the consideration to the units of accounting on the basis of their relative selling price. Revenue under such contracts is recognized based upon the levels of services delivered in the periods in which they are provided. Upfront fees for set up activities are deferred and recognized ratably over the period of performance. Costs are expensed as incurred except for direct and incremental set-up costs that are capitalized and amortized over the life of the agreement (see Outsourcing Contract Costs below).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue is recognized on unit-price contracts based on unit metrics times the agreed upon contract unit price or when services are delivered.

Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion. Eligible contracts include certain software development projects and fixed price arrangements with the U.S. federal government. Currently, approximately 7.8% percent of the Company’s revenues are recognized under this method. Progress towards completion is measured based on achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Loss (income) from continuing operations, before taxes, included the following adjustments on long term contracts accounted for under the percentage-of-completion method for the fiscal years presented:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Gross favorable	$58	$53	$44
Gross unfavorable (1)	(289)	(130)	(4)
Total net adjustments	$(231)	$(77)	$40

(1) Fiscal 2012 does not include the contract charge related to the Company’s contract with the NHS of $1,485 million (see Note 16).

The sale of proprietary software typically includes multiple deliverables such as a license to use the software, post contract customer support, and services. Revenue is allocated to the undelivered elements equal to their vendor-specific objective evidence of fair value with the remainder allocated to the delivered software license element. Vendor-specific objective evidence of fair value for the undelivered elements is determined based on the price charged where each deliverable is sold separately. Revenue allocated to each element is recognized when (1) a written contract is executed, (2) the element has been delivered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. If significant customization is required, and vendor-specific objective evidence (VSOE) is available to support accounting for the software as a separate unit of account, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method, utilizing an output method to measure progress to completion or other measures if they represent the best approximation of progress to completion. Costs incurred in connection with sales of proprietary software are expensed as incurred. Client contracts may include the provision of more than one of CSC’s services. Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by authoritative literature.

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Credit information files	10 to 20 years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

The cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation expense for fiscal years 2012, 2011, and 2010 was $763 million, $692 million, and $719 million, respectively.

Software, outsourcing contract costs and credit information files are amortized on a straight-line basis. Acquired contract related and customer related intangible assets are amortized in proportion to estimated undiscounted cash flow over the estimated life of the asset or on a straight line basis if cash flow cannot be reliably estimated.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company provides different forms of stock-based compensation to its employees and nonemployee directors. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures. The Company recognized stock-based compensation expense for fiscal 2012, fiscal 2011, and fiscal 2010 as follows:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Cost of services	$15	$12	$15
Selling, general and administrative	21	44	49
Total	$36	$56	$64
Total, net of tax	$23	$35	$40

The Company’s overall stock-based compensation granting practice has not changed year over year, except that with fiscal 2012's long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past. Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for fiscal 2012 by $12 million, which is predominantly represented by participants in selling, general and administrative positions. There was a significant decrease in the grant date fair market value for the Company's annual award of stock-based compensation granted in the quarter ended July 1, 2011, which further reduced the stock-based compensation expense for fiscal 2012 in comparison to the prior year. An adjustment to reflect actual forfeiture experience decreased stock-based compensation expense recognized for fiscal 2012 and fiscal 2011 by $5 million and $6 million, respectively. Total stock-based compensation expense for fiscal 2012 was not significantly impacted by the Company CEO's retirement effective March 19, 2012, as the total increase in expense from the accelerated vesting of grants was mostly offset by a decrease in expense due to forfeiture of grants per the succession agreement. The Company periodically evaluates its significant assumptions used in the fair value calculation. Beginning in fiscal 2011, the Company modified certain underlying assumptions in the fair value calculations, which did not have a material impact on the fair value calculations, as described below.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term was calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised. The Company determined separate

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions for the expected term of options granted based on two separate job tier classifications which had distinct historical exercise behavior. This resulted in separate fair value calculations by job tier. The risk-free interest rate was based on the zero coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options. In determining the overall risk-free interest rate for fiscal 2012, a range of interest rates from 0.86% to 2.35% was applied depending on the expected life of the grant. The Company continued to base expected volatility on a blended approach using an equal weighting of implied volatility and historical volatility. However, beginning with the first quarter of fiscal 2011, the historical volatility calculation was based on the Company’s seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected term of the stock options. The range of volatility used for fiscal 2012 was 29% to 45%. The dividend yield assumption was added concurrent with the introduction of a cash dividend in fiscal 2011 and is based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience, and in addition, an adjustment was made in fiscal 2012 to reflect actual forfeiture experience as discussed above.

The weighted average grant date fair values of stock options granted during fiscal 2012, fiscal 2011, and fiscal 2010 were $10.17, $12.95, and $15.15 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2012	2011	2010
Risk-free interest rate	1.80%	2.37%	2.20%
Expected volatility	31%	28%	41%
Expected term (in years)	6.11	5.85	4.14
Dividend yield	1.79%	1.17%	—

During fiscal 2012, fiscal 2011, and fiscal 2010, the Company's actual tax benefit realized for tax deductions from exercising stock options was of $7 million, $11 million, and $13 million, respectively, and an excess tax benefit of $2 million, $6 million, and $9 million, respectively, related to all of its stock incentive plans.

Acquisition Accounting and Goodwill

Under acquisition accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Goodwill is assessed for impairment at least annually or more frequently for each reporting unit if indicators of impairment exist (see Notes 4 and 9). Acquisition-related costs are expensed in the periods in which the costs are incurred, and the results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Fair Value

The Company uses the fair value measurement guidance to value certain of its assets and liabilities. Under this guidance, assets and liabilities are required to be valued based on assumptions used by a market participant, consistent with the following hierarchy of inputs:

Level 1—	Quoted prices unadjusted for identical assets or liabilities in an active market.
Level 2—	Inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities.
Level 3—	Unobservable inputs that reflect the entity’s own assumptions which market participants would use in pricing the asset or liability.

The assets and liabilities which are valued using the fair value measurement guidance, on a recurring basis, include the Company’s money market funds and money market deposits, time deposits, short-term investments, pension assets, and foreign currency derivatives comprised of forward and option contracts. The fair value of the forward contracts is based on quoted prices for similar but not identical derivative financial instruments; as such, the inputs are considered Level 2 inputs. Option contracts are valued using inputs which are based on quoted pricing intervals from external valuation

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

models, which do not involve management judgment and as such, these inputs are considered Level 2 inputs. Certain pension assets are valued using model based pricing methods that use observable market data; as such these inputs are considered Level 2 inputs. There were no significant assets or liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These include acquired assets and liabilities in a business combination, equity method investments, asset retirement obligations, long-lived assets and goodwill, which are recognized at fair value to the extent that they are deemed to be impaired or are classified as long-lived assets held to be disposed of by sale. The fair value in these instances is determined using Level 3 inputs.

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

Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses. Adjustments to unbilled amounts under contracts in progress, should they occur, would be recorded as a reduction of revenue.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Interest	$177	$173	$270
Taxes on income, net of refunds	139	219	345

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Capital expenditures in accounts payable and accrued expenses	$47	$122	$59
Capital expenditures through capital lease obligations	270	289	51
Assets acquired under long-term financing	32	115	—

Non-cash financing activities include common share dividends declared but not yet paid of $31 million.

Foreign Currency

The Company has determined that, generally, the local currency of its foreign affiliates is their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using year-end exchange rates while the income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (AOCI). The amount of currency translation adjustment included in AOCI, for the years ended March 30, 2012, April 1, 2011 and April 2, 2010, was $(124) million (net of taxes of $1 million), $261 million (net of taxes of $7 million) and $242 million (net of taxes of $19 million), respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(Amounts in millions, except per-share data)	March 30, 2012	April 1, 2011	April 2, 2010

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(4,243)	$706	$816
From discontinued operations	1	34	1
	$(4,242)	$740	$817
Common share information:
Weighted average common shares outstanding for basic EPS	155.012	154.488	152.462
Dilutive effect of stock options and equity awards	—	2.117	2.292
Shares for diluted earnings (loss) per share	155.012	156.605	154.754

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$(27.38)	$4.57	$5.35
Discontinued operations	0.01	0.22	0.01
Total	$(27.37)	$4.79	$5.36

Diluted EPS:
Continuing operations	$(27.38)	$4.51	$5.27
Discontinued operations	0.01	0.22	0.01
Total	$(27.37)	$4.73	$5.28

The computation of diluted earnings (loss) per share for the year ended March 30, 2012, excluded 442,228 and 1,064,959 of stock options and restricted stock units, respectively, whose effect, if included, would have been anti-dilutive due to the Company’s net loss. In addition, stock options whose exercise price exceeded the average market price of the Company’s common stock, and therefore were anti-dilutive, were excluded from the diluted earnings (loss) per share computation. The number of shares related to such stock options was 17,592,316, 9,431,834, and 10,100,293, for the years ended March 30, 2012, April 1, 2011, and April 2, 2010, respectively.

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and its international counterpart, IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011.

In November 2010, the FASB issued Accounting Standards Update (ASU) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts-A Consensus of the FASB Emerging Issues Task Force.” The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in the update became effective at the beginning of CSC's fiscal 2012 and did not have a material effect on CSC's Consolidated Financial Statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition-A Consensus of the FASB Emerging Issues Task Force.” The update establishes a revenue recognition model for contingent consideration that is payable upon achievement of an uncertain event, referred to as a milestone. The statement (1) limits the scope of this Issue to research or development arrangements and (2) requires that certain guidance be met for an entity to apply the milestone method (i.e., record the milestone payment in its entirety in the period received). The guidance in this Issue

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applies to milestones in multiple deliverable arrangements involving research or development transactions. The amendments in the update became effective at the beginning of CSC's fiscal 2012 and did not have a material effect on CSC's financial statements.

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

In October 2009, the FASB issued ASU 2009-14, "Certain Revenue Arrangements that include Software Elements-A Consensus of the FASB Emerging Issues Task Force," which amends Topic 985: Software, to exclude from the scope all tangible products containing both software and non-software components that function together to deliver the product's essential functionality. In addition, if the software contained in the tangible product is essential to the tangible product's functionality, the software is excluded from the scope of the software revenue guidance. The Company adopted amendments in the update effective at the beginning of fiscal 2012 on a prospective basis and they did not have a material effect on CSC's financial statements.

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

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment. The amendments in the ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary. However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4. The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The entity may resume performing the qualitative assessment in any subsequent period. The amendments in the update become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be CSC's fiscal 2013, with early adoption permitted. The adoption of this amendment is not expected to have a material effect on CSC's Consolidated Financial Statements.

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which provides guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are either offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in the update become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the amendments of this update is not expected to have a material effect on CSC's Consolidated Financial Statements.

Note 2 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed in fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation has been expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities have been identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. All of these investigative activities are ongoing.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are hereinafter identified in this Note 2.

The Company believes the SEC also has expanded its investigation into the foregoing areas as well as into certain related disclosure matters. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the SEC's Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

During fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS.

The Company recorded $79 million of out of period adjustments in fiscal 2012, which included $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million within MSS and BSS, respectively.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Total Adjustments
Fiscal 2012	$—	$79	$79
Fiscal 2011	52	(29)	23
Fiscal 2010	(48)	(9)	(57)
Fiscal 2009 (unaudited)	(3)	(27)	(30)
Prior fiscal years (unaudited)	(1)	(14)	(15)

Nordic Region

As noted above, during fiscal 2011, the Company commenced an investigation into accounting irregularities in the Nordic Region. Based upon the Company's investigation, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the $92 million pre-tax adjustments recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. The Company attributes the $13 million in pre-tax adjustments recorded in the Nordic region in fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than a $1 million operating lease adjustment noted in the first quarter of fiscal 2012 which was a refinement of an error previously corrected and reported in fiscal 2011.

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities have been identified. As a result, certain personnel in Australia have been reprimanded, suspended, terminated and/or resigned. Based upon the information developed to date, and the Company’s assessment of the same, the Company has identified and recorded during fiscal 2012, $23 million of adjustments reducing income from continuing operations before

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes relating to its operations in Australia. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other accounting errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation. The impact of the adjustments on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$1	$—
Other Errors	(7)	(16)	3	(3)	(23)
	$3	$(23)	$(1)	$(2)	$(23)

Americas Outsourcing

In the course of the independent investigation of Americas Outsourcing accounting practices, accounting conventions used by Americas Outsourcing relating to intraperiod cost allocations were determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis. The Company also determined that other operating units employed similar practices and made necessary corrections. The Company has determined that the impact of these corrections was not material on any fiscal year.

In addition to the adjustments discussed above, a $1 million out of period adjustment related to an understatement of a fiscal 2011 management incentive compensation expense disclosed in the first quarter of fiscal 2012 has been determined by the Company to be a $3 million out of period adjustment as a result of the investigation. This item included multiple components, a portion of which the Company previously considered not to be related to out of period errors. Based on the results of the independent investigation, the Company now attributes these adjustments to Other Errors, which include both unintentional errors and errors for which the categorization is unclear.

NHS

In fiscal 2012, $25 million of out of period adjustments reducing income from continuing operations related to the Company's NHS contract were identified and recorded. During the course of the investigation in fiscal 2012 of the percentage of completion accounting method used on the Company's NHS contract, certain accounting errors were identified related to costs incurred under the contract, which resulted in errors in the recognition of income from continuing operations that would have reduced by approximately $24 million the $1.5 billion write-off recorded by the Company in the third quarter of fiscal 2012. Although the Company has concluded that these errors do not appear to have any impact on amounts charged to the NHS, the errors have impacted the operating income recognized on the NHS contract. The exclusion of certain costs incurred under the contract caused the estimated margin at completion, which determines the operating income that is booked when revenue milestones are achieved, to be overstated. Although the Company has concluded that there is no cumulative impact as a result of the $1.5 billion charge relating to the NHS contract recorded as of December 30, 2011, operating income from fiscal year 2007 through and including fiscal 2011 has been overstated by a total of approximately $24 million and, therefore, the charge taken by the Company as of December 30, 2011 was overstated by approximately the same amount.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

Certain CSC finance employees based in the United Kingdom were aware prior to fiscal 2012 of the aforementioned errors, but those employees failed to appropriately correct the errors. Therefore, the Company has classified these errors as intentional. Such categorization was provided to the Company through the independent investigation. As a result, certain personnel have been suspended and additional disciplinary actions are being considered.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the NHS accounting errors discussed above, the Company identified and recorded a $1 million adjustment in fiscal 2012 to write off contract acquisition costs that were inappropriately capitalized in fiscal year 2008. The Company has classified this error as unintentional.

The investigation also identified a transaction which was treated as a cost item but should have been treated as a reduction in revenue. This has resulted in an overstatement of revenue and an overstatement of operating costs from fiscal 2008 to fiscal 2012 of $6 million.

The impact on income (loss) from continuing operations before taxes of the $25 million of out of period adjustments identified in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

(Amounts in millions)	Increase/(Decrease)
Fiscal 2011	$(8)
Fiscal 2010	(4)
Fiscal 2009 (unaudited)	(3)
Prior fiscal years (unaudited)	(10)

Fiscal 2012 Financial Impact Summary

As noted above, during fiscal 2012, the Company recorded various pre-tax adjustments reducing income from continuing operations before taxes by $79 million ($63 million, net of tax), that should have been recorded in prior fiscal years. The out of period adjustments recorded in fiscal 2012 were comprised principally of $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, $25 million of charges originating from the NHS contract in the Company's BSS segment and $16 million in the NPS segment. The NPS adjustments were identified by the Company and were primarily related to percentage of completion accounting adjustments.

Certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior years. Management does not believe that the effect of these additional items is material to the Company's financial statements. However, the investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The following table summarizes the cumulative effect on net income (loss) attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Nordics adjustments	$4	$6	$2	$1	$13
Australia adjustments	—	21	2	—	23
NHS adjustments	—	(1)	28	(2)	25
NPS adjustments	3	—	(4)	17	16
Other adjustments	2	(7)	6	1	2
Effect on income from continuing operations before taxes	9	19	34	17	79
Taxes on income	(2)	(4)	(2)	(8)	(16)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income attributable to CSC common shareholders	$8	$29	$22	$4	$63

The pre-tax out of period adjustments recorded by the Company during fiscal 2012 are related to the following

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet line items as of March 30, 2012:

•	Property and equipment ($32 million decrease)

•	Prepaid expenses and other current assets ($4 million decrease)

•	Accounts receivable ($24 million decrease)

•	Accrued expenses and other current liabilities ($19 million increase)

The following table summarizes the cumulative effect on fiscal 2012 of the net income (loss) attributable to CSC common shareholders of the consolidated out of period adjustments recorded in fiscal 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(1)	3
Total Australia adjustments	—	21	2	—	23
NHS adjustments	—	(1)	28	(2)	25
NPS adjustments	3	—	(4)	17	16
Other adjustments	2	(7)	6	1	2
Effect on income from continuing operations before taxes	9	19	34	17	79
Taxes on income	(2)	(4)	(2)	(8)	(16)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income attributable to CSC common shareholders	$8	$29	$22	$4	$63

The select line items of the Consolidated Statement of Operations for the twelve months ended March 30, 2012, impacted by the consolidated out of period adjustments under the rollover method are shown below.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,877	$27	$15,904
Costs of services (excludes depreciation and amortization, contract charge, settlement charge, and restructuring costs)	13,406	(32)	13,374
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	(18)	1,263
Selling, general and administrative	1,141	1	1,142
Depreciation and amortization	1,152	(2)	1,150
Interest expense	176	(3)	173
Other (income) expense	(6)	2	(4)
(Loss) income from continuing operations before taxes	(4,347)	79	(4,268)
Taxes on income	(121)	16	(105)
(Loss) income from continuing operations	(4,226)	63	(4,163)
Income from discontinued operations, net of taxes	1	—	1
Net (loss) income attributable to CSC common shareholders	(4,242)	63	(4,179)
EPS – Diluted
Continuing operations	$(27.38)	$0.41	$(26.97)
Discontinued operations	0.01	—	0.01
Total	$(27.37)	$0.41	$(26.96)

The Company has determined that the impact of the consolidated Australia, Nordic, NHS and other out of period adjustments recorded in fiscal 2012 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012.

Effect of Adjustments on Prior Year Financial Statements

As noted above, during fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS. Based upon the Company's investigation, review of the underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the out of period adjustments identified and recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. These accounting irregularities included the inappropriate capitalization of operating costs, the misapplication of US GAAP and miscellaneous errors.

The following table summarizes the cumulative effect on fiscal 2011 of the net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011 and 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
(Amounts in millions)	July 2, 2010	October 1, 2010	December 31, 2010	April 1, 2011	Total
Operating costs inappropriately capitalized	$15	$38	$8	$6	$67
Misapplication of US GAAP	4	3	6	(1)	12
Miscellaneous errors	1	(1)	9	(2)	7
Total Nordic adjustments	20	40	23	3	86
Operating costs inappropriately capitalized	—	(1)	(1)	—	(2)
Misapplication of US GAAP	—	1	3	(1)	3
Miscellaneous errors	(4)	5	(2)	(3)	(4)
Total Australia adjustments	(4)	5	—	(4)	(3)
NHS adjustments	—	(1)	(2)	(5)	(8)
NPS adjustments	4	2	(10)	(7)	(11)
Other adjustments	(8)	(6)	(16)	(11)	(41)
Effect on income from continuing operations before taxes	12	40	(5)	(24)	23
Taxes on income	2	—	8	9	19
Other income tax adjustments	(1)	(13)	(6)	17	(3)
Effect on net income attributable to CSC common shareholders	$13	$27	$(3)	$2	$39
The $65 million of out of period adjustments for inappropriately capitalized costs are related to the following consolidated balance sheet line items:

•	Outsourcing contract costs ($12 million decrease)

•	Prepaid expenses and other current assets ($35 million decrease)

•	Accounts receivable and other current assets ($4 million decrease)

•	Property and equipment ($13 million decrease)

•	Accrued expenses ($1 million increase)

The select line items of the Consolidated Statement of Operations for fiscal 2011 and fiscal 2010 impacted by the out of period adjustments, including those identified in fiscal 2012 under the rollover method are shown below.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended April 1, 2011
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$16,042	$18	$16,060
Costs of services (excludes depreciation and amortization)	12,925	(8)	12,917
Selling, general and administrative	965	—	965
Depreciation and amortization	1,073	3	1,076
Interest expense	168	—	168
Other (income) expense	(20)	—	(20)
Income from continuing operations before taxes	968	23	991
Taxes on income	243	(16)	227
Income from continuing operations	725	39	764
Income from discontinued operations, net of taxes	34	—	34
Net income attributable to CSC common shareholders	740	39	779
EPS – Diluted
Continuing operations	$4.51	$0.25	$4.76
Discontinued operations	0.22	—	0.22
Total	$4.73	$0.25	$4.98

	Twelve Months Ended April 2, 2010
(Amounts in millions, except per share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$15,921	$(26)	$15,895
Costs of services (excludes depreciation and amortization)	12,618	32	12,650
Selling, general and administrative	981	(2)	979
Depreciation and amortization	1,095	(1)	1,094
Interest expense	252	2	254
Other (income) expense	(20)	—	(20)
Income from continuing operations before taxes	1,022	(57)	965
Taxes on income	192	(2)	190
Income from continuing operations	830	(55)	775
Income from discontinued operations, net of taxes	4	—	4
Net income attributable to CSC common shareholders	817	(55)	762
EPS – Diluted
Continuing operations	$5.27	$(0.36)	$4.91
Discontinued operations	0.01	—	0.01
Total	$5.28	$(0.36)	$4.92

The Company has determined that the net impact of the recorded out of period adjustments was immaterial to the consolidated results, financial position and cash flows for fiscal 2011. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2011.

Note 3 –	Discontinued Operations

During fiscal 2012, CSC recorded a pre-tax loss from discontinued operations of $2 million ($1 million, net of tax) to reflect

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the true up of working capital and capital expenditures in accordance with the purchase agreement of the fourth quarter fiscal 2011 divestiture discussed below. In fiscal 2012, CSC also recorded a $3 million adjustment to the taxes on gain on discontinued operations recorded in fiscal 2011. The adjustment reflects a change in the estimated tax provisions made in fiscal 2011.

During fiscal 2011, CSC completed the divestiture of two businesses within its NPS segment whose ultimate customer is the U.S. federal government. One divestiture was in the second quarter for cash consideration of $56 million, and the other during the fourth quarter for cash consideration of $65 million, of which $63 million was received in fiscal 2011 and the remaining $2 million was collected in fiscal 2012. Both of the divestitures were driven by the Governmental Organizational Conflict of Interest concerns. The divestitures resulted in total pre-tax gains of $59 million (after-tax gains of approximately $28 million) representing the excess of the proceeds over the carrying value of the net assets of the divested businesses (which included current assets of $38 million, property and equipment and other long-lived assets of $8 million, goodwill of $23 million, liabilities of $12 million), net of transaction costs of $5 million.

During the second quarter of fiscal 2010, CSC sold a Hong Kong value-added reseller business within its BSS segment for consideration of $34 million. The divestiture resulted in a total pre-tax gain of $1 million.

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010

Operations
Revenue	$—	$102	$207
Income from discontinued operations, before taxes	—	10	16
Taxes on income	—	(4)	(6)
Net income from discontinued operations	—	6	10

Disposal
(Loss) gain on disposition, before taxes	$(2)	$59	$1
Tax benefit (expense) on income	3	(31)	(7)
Gain (loss) on disposition, net of taxes	1	28	(6)

Income from discontinued operations, net of taxes	$1	$34	$4

The higher effective tax rate for gain on sale of discontinued operations is primarily driven by non-deductible tax goodwill associated with the sale of an NPS business in fiscal 2011 and foreign income inclusions in U.S. income related to the sale of a Hong Kong business in fiscal 2010.

Note 4 –	Acquisitions

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

CSC acquired all of the outstanding shares in iSOFT for cash consideration of $200 million and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition.  The acquisition was funded through CSC’s existing cash balances. Acquisition costs recorded during the twelve months ended March 30, 2012 were $11 million and are included in the selling, general and administrative expenses in the Company’s Consolidated Statement of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations for the twelve months ended March 30, 2012.

Prior to the acquisition, the Company and iSOFT had a subcontracting agreement related to the development and delivery of software and IT services under the Company’s NHS contract. The agreement was effectively settled upon the completion of the acquisition. The Company evaluated whether any settlement gain or loss arose due to the settlement of the pre-existing relationship, and determined that the subcontract was at market and no settlement gain or loss was recognized.

The results of iSOFT have been included in the Company’s consolidated financial statements from the date of acquisition within its Business Solutions and Services (BSS) segment. For the twelve months ended March 30, 2012, iSOFT contributed revenues of $139 million and an operating loss of $93 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles. The operating loss was offset by currency gains of $18 million, resulting in an effective loss of $75 million before interest and taxes. The currency gains, which resulted from unhedged inter-company loans, are included in other income. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred on April 3, 2010 for all periods presented:

	As Reported		Pro Forma
	Twelve Months Ended		Twelve Months Ended
(Amounts in millions, except per-share data)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenue	$15,877	$16,042	$15,955	$16,236
Net (loss) income attributable to CSC common shareholders	(4,242)	740	(4,344)	618
Basic EPS	$(27.37)	$4.79	$(28.02)	$4.00
Diluted EPS	(27.37)	4.73	(28.02)	3.95

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the twelve months ended March 30, 2012 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011, and the twelve months ended April 1, 2011 information has been adjusted to exclude $290 million of goodwill impairment recorded by iSOFT in June 2010. Additionally, the twelve months ended March 30, 2012 information has been adjusted to exclude the transaction costs of $11 million, and the twelve months ended April 1, 2011 information has been adjusted to include the transaction costs of $11 million.

The fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments to the valuation of net assets acquired based on additional information that became available since the date of acquisition, are summarized as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$26
Trade and other receivables	114
Other current assets	14
Deferred tax assets	12
Intangible assets	198
Property and equipment	21
Other non-current assets	3
Trade payables and accrued expenses	(62)
Deferred revenue	(54)
Debt	(315)
Deferred taxes, uncertain tax positions, and other long-term liabilities	(59)
Total identifiable net assets acquired	(102)
Goodwill	302
Total cash purchase price	$200

As of the acquisition date, the fair value of receivables approximated book value, which included billed and unbilled receivables and the historical allowance for uncollectible amounts of $10 million.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

(Amounts in millions)	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$92	10-13
Software	102	2-7
Trade names	4	1
Total intangible assets	$198

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

The results of AppLabs have been included in the Company’s consolidated financial statements from the date of acquisition. For the twelve months ended March 30, 2012, AppLabs contributed revenues of $60 million and net income of $2 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles. The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

The fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments to the valuation of net assets acquired based on additional information that became available since the date of acquisition, are

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

summarized as follows:

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$4
Trade receivables	20
Other current assets	8
Intangible assets	26
Property and equipment	4
Trade payables and accrued expenses	(26)
Deferred taxes and uncertain tax positions	(20)
Other liabilities	(2)
Total identifiable net assets acquired	14
Goodwill	157
Total purchase price	$171

As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable.

The components of the intangible assets acquired and their respective estimated useful lives are as follows:

(Amounts in millions)	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$25	2-8
Software	1	1-5
Total intangible assets	$26

The entire amount of goodwill is associated with the Company’s Managed Services Sector (MSS) segment and is attributable to expected increases in the Company’s market capabilities and the value of the acquired workforce. None of the goodwill is expected to be tax deductible.

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

The purchase prices were allocated to net assets acquired based on estimates of fair values at the dates of acquisition as: $8 million to current assets, $2 million to property and equipment, $7 million to intangible assets, $6 million to liabilities and $17 million to goodwill. Identified intangible assets consist primarily of customer related intangibles with useful lives of 4-10 years. Of the $17 million goodwill, $14 million is associated with the Company’s North American Public Sector (NPS) segment and $3 million with the BSS segment. The $14 million goodwill associated with the NPS segment is expected to be tax deductible.

During fiscal 2011, CSC acquired four privately-held companies for $156 million. Two of the acquisitions are related to CSC's NPS segment and enhance the Company's cyber security, intelligence and analysis capabilities that support the national security and intelligence communities. Two of the acquisitions are related to CSC's BSS segment and augment

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's healthcare business process outsourcing, software design and development, and our consulting practice within the chemical, energy and natural resources markets. The purchase consideration for the acquisitions was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The total purchase consideration was allocated as $17 million to current assets, $5 million to property and equipment and other long term assets, $22 million to customer-related intangible assets, $19 million to other intangible assets, $20 million to liabilities assumed, and $113 million to goodwill. Identified other intangible assets include software, noncompetition agreements, trade names and in-process research and development. The weighted average amortization period for the customer-related intangible assets ranges from seven to ten years, and for other intangible assets it ranges from three to eight years. Of the total goodwill, $72 million is associated with CSC’s NPS segment and $41 million with the BSS segment; $69 million of the total goodwill is tax deductible. The aggregate amount of acquisition costs for the transactions amounted to $1 million and was expensed as incurred.

Pro forma financial information is not presented as the impact of these acquisitions was immaterial to CSC’s consolidated results.

Note 5 –	Receivables

Receivables consist of the following:

(Amounts in millions)	March 30, 2012	April 1, 2011
Billed trade accounts	$1,794	$2,026
Unbilled recoverable amounts under contracts in progress	1,300	1,521
Other receivables	163	172
Total	$3,257	$3,719

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of government audit activities, achievement of project milestones or upon acceptance by the customer.

Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, which are expected to be collected after fiscal year 2013 totaled $78 million.

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 12), that are measured at fair value on a recurring basis as of March 30, 2012 and April 1, 2011:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 30, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$299	$299	$—	$—
Time deposits	102	102	—	—
Short term investments	6	6	—	—
Derivative assets	12	—	12	—
Total assets	$419	$407	$12	$—

Liabilities:
Derivative liabilities	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

	April 1, 2011
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$556	$556	$—	$—
Time deposits	241	241	—	—
Short term investments	10	10	—	—
Derivative assets	9	—	9	—
Total assets	$816	$807	$9	$—

Liabilities:
Derivative liabilities	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

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

The money market funds and deposit accounts and time deposits are included and reported in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and derivative liabilities are included in other accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense.

Fair value measurements on a non-recurring basis

During fiscal 2012, as a result of annual and interim goodwill impairment assessments, goodwill was impaired with a charge of $2,745 million (see Note 9). The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company-specific information. The Company used the combination of the income and the market approach techniques to measure fair value of the reporting units, and a combination of the income, cost and market approach techniques to determine the fair value of the assets and liabilities comprising reporting units. The fair value adjustment to goodwill was computed as the difference between the fair value of the reporting unit and the fair value of underlying assets and liabilities. The unobservable inputs used to fair value the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting units were based on Company-specific information such as revenue and cost growth rates, profit margins and discount rates. The unobservable inputs used to fair value the underlying assets and liabilities were also based on Company-specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, cost estimates and guideline transactions data.

Additionally, due to performance issues on certain of its outsourcing contracts, the Company recorded impairment of primarily long-lived assets of $156 million and $23 million for fiscal 2012 and fiscal 2011, respectively. The computation of the fair value of the impaired assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company-specific information. The Company used the income approach technique to fair value the assets. The unobservable inputs used were based on Company specific information and included, primarily, estimates of revenue and cost growth rates, profit margins and discount rates.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amounts of the Company's company-owned-life-insurance policies approximates their fair value. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,073 million and $2,068 million and the estimated fair value was $1,190 million and $2,246 million as of March 30, 2012, and April 1, 2011, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of March 30, 2012, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, and $6 million of other assets with customers involved in bankruptcy proceedings.

Note 7 –	Foreign Currency Derivative Instruments

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

The notional amount of the foreign currency forward contracts outstanding as of March 30, 2012 and April 1, 2011 was $2,138 million and $787 million, respectively. The notional amount of option contracts outstanding as of March 30, 2012

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and April 1, 2011 was $785 million and $676 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $12 million and $14 million, respectively, as of March 30, 2012, and $9 million and $4 million, respectively, as of April 1, 2011 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of March 30, 2012, there were four counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $11 million.

Note 8 –	Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	March 30, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,802	$1,240	$562
Software	2,130	1,481	649
Customer and other intangible assets	599	306	293
Total intangible assets	$4,531	$3,027	$1,504

	As of
	April 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,971	$1,324	$647
Software	1,853	1,291	562
Customer and other intangible assets	436	265	171
Total intangible assets	$4,260	$2,880	$1,380

Amortization expense for the years ended March 30, 2012, April 1, 2011, and April 2, 2010 was $389 million, $381 million, and $375 million, respectively. In addition, the amortization of outsourcing contract cost premium, which is recorded as a reduction of revenue, was $53 million, $63 million, and $59 million, respectively (see Note 1).

Estimated amortization related to intangible assets, including amortization of contract cost premium, as of March 30, 2012, for fiscal 2013 through fiscal 2017, is as follows: $388 million, $327 million, $265 million, $177 million, and $128 million, respectively.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	March 30, 2012	April 1, 2011
Purchased software	$353	$363
Internally developed commercial software	293	191
Internally developed internal-use software	3	8
Total	$649	$562

Amortization expense related to purchased software was $149 million, $135 million, and $117 million, for the years ended March 30, 2012, April 1, 2011, and April 2, 2010, respectively. Amortization expense related to internally developed

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commercial software was $47 million, $34 million, and $31 million, for the years ended March 30, 2012, April 1, 2011, and April 2, 2010, respectively. Amortization expense related to internally developed internal-use software was $4 million, $6 million, and $9 million, for the years ended March 30, 2012, April 1, 2011, and April 2, 2010, respectively.

During fiscal 2012, the Company recorded an impairment of $75 million to intangible assets primarily due to performance issues on certain long-term outsourcing contracts within its MSS segment.

Note 9 –	Goodwill

The following tables summarize the changes in the carrying amount of goodwill by segment for the years ended March 30, 2012, and April 1, 2011, respectively:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$753	$1,965	$1,339	$4,057
Accumulated impairment losses	—	—	(19)	(19)
Balance as of April 1, 2011, net	753	1,965	1,320	4,038

Additions	15	157	304	476
Foreign currency translation	—	3	(20)	(17)
Other reclassifications	—	96	(96)	—
Impairment losses	—	(2,074)	(671)	(2,745)

Goodwill, gross	768	2,221	1,527	4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	$768	$147	$837	$1,752

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$694	$1,920	$1,271	$3,885
Accumulated impairment losses	—	—	(19)	(19)
Balance as of April 2, 2010, net	694	1,920	1,252	3,866

Additions	82	—	41	123
Deductions	(23)	—	(2)	(25)
Foreign currency translation	—	45	29	74
Impairment losses	—	—	—	—

Goodwill, gross	753	1,965	1,339	4,057
Accumulated impairment losses	—	—	(19)	(19)
Balance as of April 1, 2011, net	$753	$1,965	$1,320	$4,038

The fiscal 2012 additions to goodwill of $476 million consists of $475 million related to acquisition of four new businesses, one in the NPS segment, one in the MSS segment and two in the BSS segment (see Note 4), and $1 million of contingent consideration paid on achievement of agreed revenue targets relating to a fiscal 2009 NPS acquisition. The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances. The other reclassification relates to goodwill associated with the relative value attributable to MSS of its portion of the NHS contract cash flows. The impairment losses which are discussed further below, include goodwill write-downs in three of the Company’s eight reporting units (the level at which goodwill is tested), two of which are in the BSS segment and the third is the MSS segment.

The fiscal 2011 additions to goodwill of $123 million consists of $113 million related to the acquisition of four new

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

businesses, two in the NPS segment and two in the BSS segment, and $10 million of contingent consideration paid in relation to a fiscal 2009 acquisition in the NPS segment (see Note 4). Of the total deduction of $25 million, $23 million relates to the divestiture of two businesses within the NPS segment (see Note 3).

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

In order to assess the reasonableness of the calculated reporting unit fair values, the Company also compares the sum of the reporting units’ fair values to the Company's market capitalization (per share stock price times number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the reasonableness of the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, the Company will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when CSC’s stock price is low, this reevaluation can result in lower estimated fair values of the reporting units.

The Company initiated its annual goodwill analysis in the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health). Management believed that the decline in the estimated fair values of these reporting units during the second quarter was a result of a number of factors, including: the significant decline in the Company’s overall stock price over the first six months of fiscal 2012; an overall decline in the broader stock market which resulted in reduced performance metric multiples at comparable public companies; uncertainty caused by concerns about the ongoing SEC investigation into reported errors and irregularities; concerns about the Company’s growth prospects in light of operational issues at its MSS reporting unit; uncertainty over the continuation of the Company’s NHS contract in light of comments made by government officials in the U.K.; and government budget pressures on customers worldwide. Lower than forecast operating performance also impacted the reporting units’ fair value calculations. Prior to the second

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of fiscal 2012, the Company's stock price declines were considered temporary. In addition, an evaluation of historical and forecast operating results did not indicate it was more likely than not that the fair value of any reporting unit had fallen below carrying value, and therefore no interim goodwill impairment test was warranted prior to the second quarter.

At the end of the second quarter and subsequent to the date of the annual goodwill impairment test, the Company determined sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis as of September 30, 2011. These indicators included: a further significant and sustained decline in CSC’s stock price which resulted in market capitalization, adjusted for control premium, going below book value and remaining there for some time; further decreases in the performance metric multiples of comparable public companies, driving the market approach valuations lower; and additional evidence of certain reporting units’ performance which fell short of forecasts used in the annual market and income based tests. In this interim goodwill impairment test, the BSS-GBS reporting unit again failed step one.

During the process of conducting the second step of the annual goodwill impairment tests, the Company identified significant unrecognized intangible assets, primarily customer relationship and technology assets. The unrecognized intangible assets, estimated at approximately $1.3 billion, were predominantly attributable to unrecognized customer relationship assets in the MSS reporting unit and were driven by the Company’s high customer retention rates in this business. The combination of these unrecognized intangible assets and other unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded its best estimate of the goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. As of September 30, 2011, MSS had $143 million of remaining goodwill, which was all attributable to the fiscal 2012 second quarter acquisition of AppLabs (see Note 4). The BSS-GBS reporting unit had no remaining goodwill, and the BSS-Health reporting unit had $60 million of remaining goodwill.

The September 30, 2011 interim goodwill tests indicated that the fair values of two additional reporting units—BSS-Health and BSS-iSOFT—passed step one (after the impairment charges discussed above) but were not considered to be substantially in excess of carrying values. BSS-Health fair value was estimated to be approximately 6% in excess of carrying value, and as noted above had a remaining goodwill balance, after impairments recorded in the second quarter, of $60 million at September 30, 2011, including $18 million that was allocated from the iSOFT acquisition. (In accordance with accounting standards, goodwill from acquisitions is allocated to the benefiting reporting units.) BSS-iSOFT, which was acquired during the second quarter (see Note 4), is a new reporting unit, and its fair value approximated its carrying value due to the proximity of its acquisition to the date of the interim goodwill impairment test.

During the third quarter, the Company completed all analyses related to its annual and second quarter interim goodwill impairment tests and reduced the impairment loss recorded in the second quarter by $3 million. The entire adjustment was in the BSS-Health reporting unit, and resulted from finalizing tax estimates and customer/technology asset fair values. Thus, the total second quarter goodwill impairment loss was $2,682 million, with ($3 million) of it recorded in the third quarter.

At the end of the third quarter, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company concluded that such indicators were present for two of its reporting units, BSS-Health and BSS-iSOFT. With respect to BSS-Health, the loss of a significant customer, the failure to win some major bids for new business, and reduction in forecasted earnings was considered a triggering event for an interim goodwill impairment test. For BSS-iSOFT, the recent developments on the NHS contract were considered a triggering event (see Note 16). There were no triggering events for the remaining reporting units with goodwill.

In conducting step one of the goodwill impairment test for the BSS-Health reporting unit in the third quarter, the factors stated above resulted in a reassessment of forecasted cash flow assumptions under an income approach, as well as a revised valuation using a market multiples fair value approach, which led the weighted average fair value of the reporting unit to be less than its carrying value, thus triggering the need to proceed to step two as noted below. For the BSS-iSOFT

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting unit, the weighted average fair value was estimated to be greater than its carrying value due to better than forecast performance on the core iSOFT business, and step two of the impairment assessment was not necessary.

During the process of conducting step two of the interim goodwill impairment test for BSS-Health, the Company estimated the fair value of its tangible assets and the unrecognized intangible assets, primarily customer relationship and technology assets, and recorded an impairment charge of $63 million. As a result, as of December 30, 2011, the BSS-Health reporting unit had no remaining goodwill.

The Company tested its long-lived assets for impairment in conjunction with the annual and the second and third quarter interim goodwill impairment tests and concluded that these assets were not impaired.

At the end of the fourth quarter, the Company assessed if there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units with goodwill and therefore an interim goodwill test was not required to be performed. Any further significant declines in CSC’s stock price or any further significant adverse changes in the business climate or operating results could result in the need to perform additional impairment analysis of goodwill in future periods prior to the next annual test, which may result in further impairment charges.

Note 10 –	Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Domestic entities	$(1,701)	$582	$447
Entities outside the United States	(2,646)	386	575
Total	$(4,347)	$968	$1,022

The income tax (benefit) expense on (loss) income from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Current:
Federal	$(121)	$19	$85
State	16	23	(31)
Foreign	99	101	130
	(6)	143	184

Deferred:
Federal	(139)	87	44
State	(21)	7	(19)
Foreign	45	6	(17)
	(115)	100	8
Total income tax expense (benefit)	$(121)	$243	$192

The current (benefit) provision for fiscal years 2012, 2011, and 2010, includes interest and penalties of $(53) million, $5 million, and $2 million, respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
	March 30, 2012	April 1, 2011	April 2, 2010
Statutory rate	(35.0)%	35.0%	35.0%
State income tax, net of federal tax	(0.2)	1.5	1.2
Change in uncertain tax positions	0.6	(2.5)	(2.8)
Foreign tax rate differential	(0.8)	(4.6)	(6.6)
Income tax credits	(1.0)	(8.7)	(0.8)
Valuation allowance	18.6	2.6	(5.6)
Change in entity tax status	(2.6)	—	—
Tax audit settlements	(2.6)	—	—
Goodwill impairment	19.3	—	—
Other items, net	0.9	1.8	(1.6)
Effective tax rate	(2.8)%	25.1%	18.8%

In fiscal 2012, the ETR was primarily driven by:

•
The Company recorded a $1,485 million charge related to the NHS contract. Following the write-down, a full valuation allowance was established against the net operating losses in the U.K., which resulted in the Company not recording a tax benefit for the NHS charges. This charge and subsequent valuation allowance had a significant impact on the tax expense and ETR of $508 million and 12%, respectively.

•
The Company recorded a $2,745 million goodwill impairment charge which was mostly not deductible for tax purposes. This charge resulted in an impact to the tax expense and ETR of $838 million and 19%, respectively.

•
The Company settled various tax examinations and recognized income tax benefits related to audit settlements (and the expiration of statutes of limitations on audits) of approximately $111 million, which had a favorable impact on the ETR for the fiscal year of 3%.

•
The Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $114 million and had a favorable impact of the ETR for the fiscal year of 3%.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	March 30, 2012	April 1, 2011
Deferred Tax Assets
Employee benefits	$705	$601
Tax loss/credit carryforwards	899	246
Accrued interest	52	40
State taxes	13	17
Foreign gain/loss on exchange	6	4
Other assets	92	97
Total Deferred Tax Assets	1,767	1,005
Valuation allowance	(951)	(96)
Net Deferred Tax Assets	816	909

Deferred Tax Liabilities
Depreciation and amortization	(387)	(495)
Contract accounting	(90)	(313)
Investment basis differences	(128)	(142)
Other liabilities	(65)	(30)
Total Deferred Tax Liabilities	(670)	(980)

Total Deferred Tax Assets (Liabilities)	$146	$(71)

Income tax related assets are included in the accompanying balance sheet as follows. Prepaid expenses and other current assets include the current portion of deferred tax assets of $19 million and $18 million as of March 30, 2012 and April 1, 2011, respectively. Receivables include income taxes receivable of $98 million and $74 million as of March 30, 2012 and April 1, 2011, respectively. Other assets include non-current deferred tax assets of $272 million and $324 million as of March 30, 2012 and April 1, 2011, respectively, and non-current income taxes receivable and prepaid taxes of $154 million and $73 million as of March 30, 2012 and April 1, 2011, respectively.

Income tax related liabilities are included in the accompanying balance sheet as follows. Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $46 million and $208 million as of March 30, 2012 and April 1, 2011, respectively, the current portion of income taxes payable of $11 million and $18 million as of March 30, 2012 and April 1, 2011, respectively, and the current portion of liability for uncertain tax positions of $0 million and $171 million as of March 30, 2012 and April 1, 2011, respectively. Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current liability for uncertain tax positions of $257 million and $306 million as of March 30, 2012 and April 1, 2011, respectively, and the non-current portion of deferred tax liabilities of $99 million and $205 million as of March 30, 2012 and April 1, 2011, respectively, the non-current portion of income taxes payable of $1 million and $0 million as of March 30, 2012 and April 1, 2011, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The change in the valuation allowance was $855 million in fiscal year 2012. This change is primarily due to the valuation allowance recorded in the U.K. as discussed above. Additionally, a valuation allowance was recorded in Luxembourg as a result of losses that are not expected to be realized.

The Company has available foreign net operating loss (NOL) carryforwards of $3,272 million and $881 million, federal

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOL carryforwards of $14 million and $5 million, and state NOL carryforwards of $467 million and $581 million as of March 30, 2012 and April 1, 2011, respectively. In addition, the Company has federal tax credit carryforwards of $4 million as of March 30, 2012. The Company also has state credit carryforwards of $69 million and $73 million as of March 30, 2012 and April 1, 2011, respectively. The foreign NOL carryforwards as of March 30, 2012 can be carried over indefinitely, except for $209 million which expire at various dates through 2022. The federal NOL and tax credit carryforwards as of March 30, 2012 expire at various dates through 2032. The state NOL and credit carryforwards as of March 30, 2012 expire at various dates through 2032.

The Company is currently the beneficiary of tax holiday incentives in India, some of which expired in fiscal year 2010 and most of which expired in fiscal year 2011. The remaining tax holiday incentives in India will expire through 2026. As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $1 million, $13 million, and $21 million, during fiscal years 2012, 2011, and 2010, respectively. The per share effects were $0.01, $0.08, and $0.14, for fiscal years 2012, 2011, and 2010, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 30, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The cumulative undistributed earnings of the Company's foreign subsidiaries were approximately $2,023 million as of March 30, 2012. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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

As of March 30, 2012, the Company’s liability for uncertain tax positions was $257 million, including interest of $31 million, penalties of $15 million, and net of tax attributes of $76 million. As of April 1, 2011, the Company’s liability for uncertain tax positions was $477 million, including interest of $88 million, penalties of $29 million, and net of tax attributes of $66 million.

Uncertain tax positions decreased from $477 million to $257 million during the fiscal year ended March 30, 2012. The decrease was primarily a result of the settlement of the IRS examination and lapse of the statute of limitations in the second quarter of fiscal 2012 in the amount of $263 million. In addition, uncertain tax positions increased by $21 million as a result of the acquisitions of iSOFT and AppLabs during the second quarter of fiscal 2012.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Balance at Beginning of Fiscal Year	$426	$442	$442
Gross increases related to prior year tax positions	27	22	47
Gross decreases related to prior year tax positions	(134)	(41)	(29)
Gross increases related to current year tax positions	29	14	13
Settlements	(115)	(15)	(36)
Current year acquisitions	56	—	—
Foreign exchange and others	(2)	4	5
Balance at End of Fiscal Year	$287	$426	$442

The Company’s liability for uncertain tax positions at March 30, 2012, April 1, 2011, and April 2, 2010, includes $155 million, $266 million, and $272 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 30, 2012, the Company had a net reduction of interest of $56 million ($36 million net of tax) and had a net reduction of penalties of $14 million, and as of March 30, 2012, has recognized a liability for interest of $31 million ($23 million net of tax) and penalties of $15 million. The net reduction of interest and penalties include impacts of normal operations, audit settlements, and acquisitions. During the year ended April 1, 2011, the Company accrued interest expense of $3 million ($2 million net of tax) and accrued penalties of $2 million, and as of April 1, 2011, has recognized a liability for interest of $88 million ($58 million net of tax) and penalties of $29 million. During the year ended April 2, 2010, the Company accrued an interest benefit of $3 million ($3 million net of tax) and had a net release of penalties of $1 million, and as of April 2, 2010, recognized a liability for interest of $85 million ($56 million net of tax) and penalties of $27 million.

Tax Examination Status:

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2001 and forward
Australia	2007 and forward
Canada	2006 and forward
Denmark	2007 and forward
France	2005 and forward
Germany	2006 and forward
India	2006 and forward
United Kingdom	2010 and forward

It is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may change by a significant amount. The Company may settle certain tax examinations, have lapses in statute of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions up to approximately $11 million, excluding interest, penalties, and tax carryforwards.

Note 11 –	Debt

The following is a summary of the Company's debt as of March 30, 2012 and April 1, 2011:

(Amounts in millions)	March 30, 2012	April 1, 2011	Effective Rate
6.50% term notes, due March 2018	$997	$997	6.56%
5.50% term notes, due March 2013	699	699	5.61%
5.00% term notes, due February 2013	300	299	5.16%
Capitalized lease liabilities	574	445
Borrowings for assets acquired under long-term financing	84	97
Notes payable	43	13
Borrowings under committed lines of credit	43	—
Total debt	2,740	2,550
Less: short term debt and current maturities of long term debt	1,254	141
Total long-term debt	$1,486	$2,409

Short-term debt and current maturities of long-term debt

Foreign subsidiaries of the Company had $43 million and $29 million of borrowings outstanding under uncommitted lines of credit with certain foreign banks, as of March 30, 2012, and April 1, 2011, respectively. CSC has provided parent guarantees for up to $795 million of these short-term lines of credit which carry no commitment fees or significant covenants. The weighted average interest rate on borrowings under these short-term lines of credit was 2.1% at March 30, 2012, and 4.8% at April 1, 2011.

The Company typically issues commercial paper with average maturities of one to three months. The commercial paper is backed by the $1.5 billion Credit Facility discussed below. As of both March 30, 2012 and April 1, 2011, the Company had no borrowings outstanding against commercial paper.

Both the 5.50% term notes and the 5.00% term notes noted above are due for repayment in fiscal 2013 and have been reclassified as short-term debt.

Long term debt

On March 18, 2011, the Company entered into a committed line of credit for $1.5 billion (Credit Facility) that expires on March 18, 2015. The Credit Facility bears a variable rate of interest. The Company can elect to borrow at a prime rate, as published by the Bank of America, plus a margin or at a one, two, three, or six month LIBOR plus a margin. The margin varies with the credit ratings of the Company. As of both March 30, 2012 and April 1, 2011, the Company had no amounts outstanding on this Credit Facility.

The Credit Facility and the term notes are unsecured and require the Company to maintain certain financial ratios. The Company was in compliance with all financial covenants at March 30, 2012.

Capitalized lease liabilities represent amounts due under leases for the use of computers and other equipment. Included in property and equipment are related assets of $940 million (at March 30, 2012) and $730 million (at April 1, 2011), less accumulated amortization of $341 million and $199 million, respectively. Amortization of assets under capital leases is included in depreciation expense.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain asset purchases under outsourcing contracts were financed by borrowing from customers. These borrowings carry a rate of interest from 0.0% to 6.5% and will mature over the next four years. The related assets included in property and equipment, software, contract purchase costs and other intangible assets were $44 million, $45 million, $86 million, and $10 million, respectively.

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for years subsequent to March 30, 2012, are as follows:

Fiscal Year	Amount (in millions)
2013	$1,093
2014	35
2015	36
2016	1
2017	1
Thereafter	1,000
Total	$2,166

The future minimum lease payments required to be made under the capital leases as of March 30, 2012, are as follows:

Fiscal Year	Amount (in millions)
2013	$192
2014	174
2015	137
2016	86
2017	47
Thereafter	119
Total minimum lease payments	755
Less: Amount representing interest	181
Present value of net minimum lease payments	574
Less: Current maturities of capital lease obligations	161
Long-term capitalized lease liabilities	$413

Note 12 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans, as described below. All plans are accounted for using the guidance of ASC 710 "Compensation - General" and ASC 715 “Compensation—Retirement Benefits” and are measured as of the end of the fiscal year.

Contributory, defined benefit pension plans have been generally available to U.S. and U.K. employees. However, as discussed below, the largest U.S. and U.K. defined benefit plans are now frozen for most participants. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has two supplemental executive retirement plans (SERP), which are non-qualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992, as well as healthcare, dental and life insurance benefits for certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

CSC utilizes actuarial methods to recognize the expense for pension and other postretirement benefit plans. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension and other postretirement benefit costs may occur

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants and changes in the level of benefits provided.

In March 2012, the Company initiated a restructuring plan to reduce headcount as discussed further in Note 18. Some of the employees affected participate in a certain U.K. pension plan which requires additional pension benefits to be paid to terminated employees. Contractual termination benefits totaling $20 million are reflected in the projected benefit obligation at the end of 2012 and recognized in net periodic pension cost during fiscal 2012.

On April 7, 2010, the Company announced an action to discontinue the accrual of future benefits for certain U.K. pension plans, effective July 1, 2010. As a result of this plan amendment, the Company recognized a curtailment loss of $0.4 million in the fourth quarter of fiscal 2010. In addition, the Company remeasured the amended U.K. plans’ pension expense for fiscal 2011 to reflect (a) a new discount rate of 5.6%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants. The U.K. plans’ discount rate was derived from a published rate: Markit iBoxx GBP Corporates AA 15+ Years Index. This remeasurement resulted in a $75 million reduction to the pension benefit obligation.

On May 20, 2009, the Company’s Board of Directors adopted a “freeze” amendment to the Computer Sciences Corporation Employee Pension Plan (the Plan) whereby effective July 10, 2009, the further accrual of all benefits ceased for most participants in the Plan. As a result of this plan amendment, the Company remeasured the Plan’s pension expense for fiscal 2010 to reflect (a) a new discount rate of 7.5%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants. The discount rate was derived from averaging two independent third-party sources: the Aon Yield Curve and the Citigroup Above Median Pension Discount Curve (due to the actuary’s merger with another firm, the Aon Yield Curve is no longer provided; CSC replaced the Aon Yield Curve with the Aon Hewitt Top Quartile Yield Curve in fiscal 2011 and the Aon Hewitt AA Only Above Median Curve in fiscal 2012). Both yield curves are constructed to parallel the bond portfolio that would be constructed for a plan similar in size and timing of payments to the Company’s plan. This remeasurement resulted in a $115 million reduction to the pension benefit obligation, which improved the funded status of the Plan. Additionally, the Company recognized a benefit resulting from the reversal of a prior service credit of $13 million in the quarter ended July 3, 2009.

In response to the passage of the Patient Protection and Affordable Care Act of 2010 (PPACA), a number of changes were made to the underlying healthcare coverage offered to certain US retirees. In conjunction with those changes, the Company established limits on the level of employer subsidy it will provide to some retirees. The plans were amended and the impact of these changes is first reflected on April 1, 2011. In addition, although many administrative provisions of PPACA have not yet been promulgated by regulatory agencies, CSC included its best estimate of their financial impact into the benefit obligation for its U.S. postretirement benefit plans as of April 1, 2011, and the impact on fiscal 2011’s net periodic benefit cost was immaterial. In 2012, the retiree medical plans were further amended to allow Medicare Part D subsidies from 2012 and beyond to be collected by the healthcare provider. This subsequent change is reflected as of March 30, 2012 and the impact on fiscal 2012's net periodic benefit cost was immaterial.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

Reconciliation of Projected Benefit Obligation	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Projected benefit obligation at beginning of year	$2,921	$2,702	$2,470	$2,334
Service cost	10	9	33	32
Interest cost	164	164	128	122
Plan participants’ contributions	3	3	8	11
Amendments	—	—	(11)	1
Business/contract acquisitions	—	—	61	25
Contractual termination benefits	—	—	20	—
Settlement/curtailment	—	—	(36)	(106)
Actuarial loss (gain)	314	158	151	(56)
Benefits paid	(128)	(115)	(70)	(70)
Foreign currency exchange rate changes	—	—	(22)	177
Projected benefit obligation at end of year	$3,284	$2,921	$2,732	$2,470

Reconciliation of Fair Value of Plan Assets	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Fair value of plan assets at beginning of year	$2,276	$2,088	$2,083	$1,730
Actual return on plan assets	140	232	148	111
Employer contribution	128	68	121	157
Plan participants’ contributions	3	3	8	11
Benefits paid	(128)	(115)	(70)	(70)
Business/contract acquisitions	—	—	47	22
Plan settlement	—	—	(31)	(23)
Foreign currency exchange rate changes	—	—	(11)	145
Fair value of plan assets at end of year	$2,419	$2,276	$2,295	$2,083

Funded status at end of year	$(865)	$(645)	$(437)	$(387)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Non-current assets	$—	$—	$13	$15
Current liabilities - Accrued expenses and other current liabilities	(8)	(7)	(9)	(8)
Non-current liabilities - Other long-term liabilities	(857)	(638)	(441)	(394)
Net amount recorded	$(865)	$(645)	$(437)	$(387)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of March 30, 2012 and April 1, 2011 that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net transition obligation	$—	$—	$5	$6
Prior service cost	7	9	2	14
Net actuarial loss	1,077	790	712	603
Accumulated other comprehensive loss	$1,084	$799	$719	$623

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of March 30, 2012 and April 1, 2011:

	U.S. Plans		Non-U.S. Plans
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Discount rate	4.8%	5.7%	4.7%	5.2%
Rates of increase in compensation levels (1)	4.1%	4.3%	4.1%	4.0%

(1) The weighted average calculation is computed using rates of increase for active plans where participants are accruing future benefits. For fiscal 2012 and 2011, the weighted average rate for all pension plans, including frozen plans, is 0.7% and 0.7%, respectively, for U.S. Plans, and 0.9% and 1.0%, respectively, for Non-U.S. Plans.

The following table lists selected information for the pension plans as of March 30, 2012 and April 1, 2011:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Projected benefit obligation	$3,284	$2,921	$2,732	$2,470
Accumulated benefit obligation	3,259	2,889	2,655	2,406
Fair value of plan assets	2,419	2,276	2,295	2,083

	Plans with Projected Benefit Obligation In Excess of Plan Assets (U.S. and Non-U.S.)		Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Projected benefit obligation	$5,845	$5,235	$5,844	$5,111
Accumulated benefit obligation	5,770	5,152	5,770	5,055
Fair value of plan assets	4,531	4,189	4,530	4,086

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010	March 30, 2012	April 1, 2011	April 2, 2010
Service cost	$10	$9	$33	$33	$32	$39
Interest cost	164	164	165	128	122	107
Expected return on assets	(146)	(157)	(159)	(129)	(128)	(91)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service costs	2	2	2	1	1	1
Amortization of unrecognized net loss	32	23	6	13	18	22
Contractual termination benefit	—	—	—	20	—	—
Settlement/curtailment	—	—	(13)	2	—	—
Net periodic pension cost	$62	$41	$34	$69	$46	$79

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010	March 30, 2012	April 1, 2011	April 2, 2010
Net actuarial (gain) / loss	$319	$83	$63	$133	$(118)	$326
Prior service (credit) / cost	—	—	—	(11)	—	—
Amortization of:
Transition (asset) /obligation	—	—	—	(1)	(1)	(1)
Prior service (credit) / cost	(2)	(2)	14	(1)	(1)	10
Net actuarial (gain) / loss	(32)	(23)	(6)	(20)	(24)	(21)
Foreign currency exchange rate changes	—	—	—	(4)	—	(1)
Total recognized in other comprehensive income	$285	$58	$71	$96	$(144)	$313

Other comprehensive (gain) loss related to unamortized pension costs for the years ended March 30, 2012, April 1, 2011, and April 2, 2010 was $257 million (net of taxes of $124 million), $(62) million (net of taxes of $20 million), and $264 million (net of taxes of $130 million), respectively.

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, $3 million and $59 million, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	March 30, 2012	April 1, 2011	April 2, 2010	March 30, 2012	April 1, 2011	April 2, 2010
Discount or settlement rates	5.7%	6.2%	7.9%	5.2%	5.3%	6.7%
Expected long-term rates of return on assets	7.5%	8.3%	8.5%	6.1%	6.7%	6.9%
Rates of increase in compensation levels (1)	4.3%	4.3%	4.3%	4.1%	4.1%	3.4%

(1) The weighted average calculation is computed using rates of increase for active plans where participants are accruing future benefits. For fiscal 2012

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2011, the weighted average for all pension plans, including frozen plans, is 0.7% and 0.7%, respectively, for U.S. Plans, and 1.0% and 4.1%, respectively, for Non-U.S. Plans.

U.S. pension assets are held in a trust that includes both separate accounts and commingled funds. Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds. The U.S. pension trust and the U.K. pension plans account for 89% of the total pension plan assets.

Information about the expected cash flows for pension plans as of March 30, 2012, is as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Employer contributions:
2013 (expected)	$111	$143

Expected Benefit Payments:
2013	$142	$83
2014	142	86
2015	154	94
2016	166	97
2017	177	105
2018-2022	1,026	641

No plan assets are expected to be returned to the Company in the next fiscal year.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

Reconciliation of Accumulated Postretirement Benefit Obligation
(Amounts in millions)	March 30, 2012	April 1, 2011
Accumulated benefit obligation at beginning of year	$214	$256
Service cost	3	4
Interest cost	11	15
Plan participants’ contributions	—	1
Business/contract acquisitions	—	2
Amendments	21	(51)
Actuarial loss (gain)	20	(1)
Benefits paid	(16)	(13)
Retiree drug subsidy reimbursement	1	—
Foreign currency exchange rate changes	(1)	1
Accumulated benefit obligation at end of year	$253	$214

Reconciliation of Fair Value of Plan Assets
(Amounts in millions)	March 30, 2012	April 1, 2011
Fair value of plan assets at beginning of year	$79	$69
Actual return on plan assets	5	8
Employer contribution	13	14
Plan participants’ contributions	—	1
Benefits paid	(16)	(13)
Fair value of plan assets at end of year	$81	$79

Funded status at end of year	$(172)	$(135)

The following table provides the amounts recorded in the Company’s consolidated balance sheets:

(Amounts in millions)	March 30, 2012	April 1, 2011
Current liabilities	$(5)	$(5)
Non-current liabilities	(167)	(130)
Net amount recorded	$(172)	$(135)

The following is a summary of amounts in accumulated other comprehensive loss as of March 30, 2012 and April 1, 2011 that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

(Amounts in millions)	March 30, 2012	April 1, 2011
Net transition obligation	$—	$1
Prior service (gain) cost	(19)	(47)
Net actuarial loss	123	116
Accumulated other comprehensive loss	$104	$70

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for other postretirement benefit plans as of March 30, 2012 and April 1, 2011:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Accumulated postretirement benefit obligation	$253	$214	$253	$214
Fair value of plan assets	81	79	81	79

As of March 30, 2012 and April 1, 2011, the Company had no postretirement healthcare plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of March 30, 2012 and April 1, 2011:

	March 30, 2012	April 1, 2011
Discount rate	4.5%	5.3%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.1% for fiscal 2012, declining to 5.0% for 2026 and subsequent years for retirees whose age is less than 65. For retirees whose age is 65 or older, the assumed healthcare cost trend used in measuring accumulated postretirement benefit obligation was 8.2% for fiscal 2012, declining to 5.0% for 2026 and subsequent years. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 30, 2012	$14	$(11)
Effect on net periodic postretirement benefit cost for fiscal 2012	—	—

The net periodic benefit cost for other postretirement benefit plans included the following components:

(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Service cost	$3	$4	$2
Interest cost	11	14	12
Expected return on assets	(6)	(6)	(5)
Amortization of transition obligation	1	2	2
Amortization of prior service costs	(6)	—	—
Recognized actuarial loss	13	10	6
Net provision for postretirement benefits	$16	$24	$17

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income included the following components:

(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Net actuarial (gain) / loss	$21	$(1)	$49
Prior service (credit) / cost	21	(50)	2
Amortization of:
Transition (asset) /obligation	(1)	(3)	(2)
Prior service (credit) / cost	6	—	—
Actuarial (gain) / loss	(13)	(10)	(5)
Foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive income	$34	$(64)	$44

Other comprehensive (gain) loss related to unamortized postretirement benefit plan costs for the years ended March 30, 2012, April 1, 2011, and April 2, 2010 was $22 million (net of taxes of $12 million), $(39) million (net of taxes of $21 million), and $27 million (net of taxes of $14 million), respectively.

The estimated net transitional obligation, prior service gain and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0 million, $(2) million and $16 million, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows. See the above discussion of Pension Plans for how the assumptions are developed.

Fiscal Year End	2012	2011	2010
Discount or settlement rates	5.3%	6.1%	7.7%
Expected long-term rates of return on assets(1)	7.2%	8.3%	8.5%

(1) The Company had no other postretirement benefit plan assets outside the U.S.

Information about the expected cash flows for other postretirement benefit plans follows. No significant cash flow is expected for other postretirement benefit plans outside the U.S.

(Amounts in millions)	Employer Contributions

2013 (expected)	$10

Expected Benefit Payments
2013	$13
2014	15
2015	17
2016	18
2017	19
2018-2022	98

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in U.S. and non-U.S. companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments.

Risks include, but are not limited to, longevity risk, inflation risk, and the risk of changes in market conditions that reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates. These risks, among others, could cause the plans’ funded status to deteriorate, increasing reliance on Company contributions. Derivatives are permitted although their use is limited. They are primarily used in the U.S. pension trust fixed income portfolios for duration and interest rate risk management and equity portfolios to gain market exposure. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

For the U.S. pension trust, an allocation range by asset class is developed. The allocation had a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. Asset allocations are monitored closely and investment reviews are conducted regularly. The Company’s allocation range for its U.S. pension trust was 49% – 69% equities, 34% – 44% fixed income securities and 0% – 10% cash and other investments.

Retirement Plan Asset Valuation Techniques

Cash equivalents are primarily short term money market commingled funds that are categorized as Level 2, except for funds that have quoted prices in active markets, which are classified as Level 1. They are valued at cost plus accrued interest which approximates fair value.

Fixed income separate accounts are categorized as Level 2. These investments are generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

U.S. and global equity separate accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation. Most of the plans' insurance contracts are categorized as level 2 while one plan has a level 3 insurance contract.

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 30, 2012 are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,419	$2,295
Fair value of other postretirement benefit plan assets	81	—
Total fair value of retirement plan assets as of March 30, 2012	$2,500	$2,295

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
Global/International	$25	$34	$—	$59
U.S. Domestic Stocks	40	—	—	40
Domestic Equity commingled funds	5	1,040	—	1,045
Global Equity commingled funds	—	250	—	250
Global Equity mutual funds	93	—	—	93
Fixed Income:
U.S. Treasuries	—	72	—	72
U.S. Government Agencies	—	10	—	10
Non U.S. Government	—	2	—	2
Mortgage and asset backed securities	—	118	—	118
Corporate(b)	—	82	—	82
Fixed income commingled funds	3	689	—	692
Other fixed income securities	—	—	—	—
Cash equivalents	8	58	—	66
Total	$174	$2,355	$—	$2,529
Unsettled Trade Receivable and Accrued Income				84
Unsettled Trade Payable and Accrued Expenses				(113)
Fair value of assets for U.S. pension and postretirement medical plans as of March 30, 2012				$2,500

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$40	$—	$40
Global/International Equity commingled funds	—	757	—	757
Global equity mutual funds	78	—	—	78
Fixed Income:
Fixed income commingled funds	115	1,104	—	1,219
Insurance contracts	—	141	5	146
Cash equivalents	—	13	—	13
Other	—	42	—	42
Total	$193	$2,097	$5	$2,295
Unsettled Trades				—
Fair value of non-U.S. pension assets as of March 30, 2012				$2,295

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.

(b)	Primarily investment grade.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of April 1, 2011	$—
Asset acquired in purchase of iSOFT	3
Actual return on plan assets relating to assets still held at the reporting date	—
Actual return on plan assets relating to assets sold during the period	—
Purchases, sales, and settlements	2
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 30, 2012	$5

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of April 1, 2011, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,276	$2,083
Fair value of other postretirement benefit plan assets	79	—
Total fair value of retirement plan assets as of April 1, 2011	$2,355	$2,083

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
Global/International	$75	$23	$—	$98
U.S. Domestic Stocks	—	—	—	—
Domestic Equity commingled funds	5	934	—	939
Global Equity commingled funds	—	257	—	257
Global Equity mutual funds	93	—	—	93
Fixed Income:
U.S. Treasuries	—	95	—	95
U.S. Government Agencies	—	14	—	14
Non U.S. Government	—	1	—	1
Mortgage and asset backed securities	—	141	—	141
Corporate(b)	—	78	—	78
Fixed income commingled funds	3	637	—	640
Other fixed income securities	—	10	—	10
Cash equivalents	1	77	—	78
Total	$177	$2,267	$—	$2,444
Unsettled Trade Receivable and Accrued Income				86
Unsettled Trade Payable and Accrued Expenses				(175)
Fair value of assets for U.S. pension and postretirement medical plans as of April 1, 2011				$2,355

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-U.S. PENSION PLAN ASSETS
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$43	$—	$43
Global/International Equity commingled funds	—	671	—	671
Global equity mutual funds	78	—	—	78
Fixed Income:
Fixed income commingled funds	112	1,011	—	1,123
Insurance contracts	—	137	—	137
Cash equivalents	—	15	—	15
Other	—	13	—	13
Total	$190	$1,890	$—	$2,080
Unsettled Trades				3
Fair value of non-U.S. pension assets as of April 1, 2011				$2,083

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.

(b)	Primarily investment grade.

The asset allocation of pension plans at March 30, 2012 and April 1, 2011, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Equity securities	59%	57%	38%	38%
Debt securities	39%	40%	53%	54%
Cash and other	2%	3%	9%	8%
Total	100%	100%	100%	100%

The asset allocation for U.S. other postretirement benefit plans at March 30, 2012 and April 1, 2011, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	March 30, 2012	April 1, 2011
Equity securities	30%	53%
Debt securities	20%	37%
Cash and other	50%	10%
Total	100%	100%

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two step process; the first step discounts the stream of expected annual benefit payments using high-quality corporate bond yields. In step two, the sum of each year’s discounted benefit payments are used to determine a single equivalent discount rate. More specifically, the discount rate was determined by discounting each future year’s expected benefit payments (excluding future service) by a corresponding rate in two nationally recognized independent third party yield curves, going out 99 years into the future. The discounting of future benefit payments resulted in an equivalent present value as if all future benefits were discounted at the single rate (average of two).

In fiscal 2012 the UK pension plans began using the AA Corporate Bond Mercer Pension Discount Yield Curve to set the discount rate. This yield curve approach determines a single equivalent discount rate from a curve based on market data using sample scheme cash flow data as a proxy to scheme specific liability cash flows. The benefits of the Mercer Pension Discount Yield Curve over the iBoxx GBP Corporates AA +15 index is that it provides the flexibility to use cash flow data over the average duration of the pension scheme's liabilities rather than over a set time period of 15 years. For years prior to fiscal 2012, the U.K. discount rate assumption was set by reference to the yield on the iBoxx GBP AA rated +15 years corporate bond index with an appropriate adjustment for duration if necessary after considering yield curve models and conditions in credit markets.

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 30, 2012, plan assets included 10,234,401 shares of the Company’s common stock. During fiscal 2012, fiscal 2011, and fiscal 2010, the Company contributed $223 million, $207 million, and $203 million, respectively.

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $129 million as of March 30, 2012 and $124 million as of April 1, 2011. The Company’s expense under the Plan totaled $8 million, $8 million, and $7 million, for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

Note 13 –	Stockholders’ Equity

Stock Repurchase Program

In December 2010, the Company’s board of directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission rules, market conditions, and applicable state and federal legal requirements. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. During fiscal 2012, no shares were purchased through open market purchases.

In the fourth quarter of fiscal 2011, 1,353,000 shares were purchased through open market purchases for an aggregate consideration of $65 million at a weighted average price of $48.01 per share. The shares repurchased were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the shares repurchased was allocated between additional paid-in capital and retained earnings.

Treasury Stock Transactions

In fiscal 2012, the Company accepted 21,755 shares of its common stock in lieu of cash in connection with exercise of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock options, and 104,117 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Similarly, in fiscal 2011, the Company accepted 55,962 shares of its common stock in lieu of cash in connection with exercise of stock options, and 51,935 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Dividends

During fiscal 2012, the Company declared cash dividends per common share of $0.80 totaling $124 million. Of the total dividends declared, $31 million was unpaid as of March 30, 2012.

Similarly, in fiscal 2011, the Company declared cash dividends per common share of $0.70 totaling $108 million. Of the total dividends declared, $31 million was unpaid as of April 1, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax effects, are as follows:

	As of
(Amounts in millions)	March 30, 2012	April 1, 2011
Foreign currency translation adjustment	$160	$284
Unfunded pension adjustment	(1,253)	(974)
Accumulated other comprehensive loss	$(1,093)	$(690)

Note 14 –	Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of restricted stock units (RSUs). As of March 30, 2012, 14,885,007 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees. See Stock-Based Compensation section of Note 1 for further details.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans during fiscal 2012, fiscal 2011, and fiscal 2010 is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of April 3, 2009	18,294,562	$47.15	5.53	$23
Granted	2,891,730	42.65
Exercised	(2,448,783)	41.45
Canceled/Forfeited	(349,836)	49.11
Expired	(1,379,276)	57.04
Outstanding as of April 2, 2010	17,008,397	46.36	5.58	141
Granted	2,818,874	48.23
Exercised	(1,868,544)	40.61
Canceled/Forfeited	(324,612)	46.00
Expired	(573,922)	55.52
Outstanding as of April 1, 2011	17,060,193	47.00	5.54	69
Granted	2,457,509	38.18
Exercised	(428,844)	35.95
Canceled/Forfeited	(579,069)	41.75
Expired	(776,227)	49.05
Outstanding as of March 30, 2012	17,733,562	46.13	5.08	1
Vested and expected to vest in the future as of March 30, 2012	17,556,850	46.18	5.04	1
Exercisable as of March 30, 2012	13,473,538	47.31	4.00	1

	March 30, 2012
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$8.29-$42.12	6,255,325	$38.64	5.81	3,565,061	$38.37
$42.21-$48.61	6,860,748	46.94	4.95	5,391,491	46.67
$48.65-$60.25	4,617,489	55.06	4.30	4,516,986	55.12
	17,733,562			13,473,538

The total intrinsic value of options exercised during fiscal 2012, fiscal 2011, and fiscal 2010, was $5 million, $22 million, and $30 million, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price. The total grant date fair value of stock options vested during fiscal 2012, fiscal 2011, and fiscal 2010, was $27 million, $40 million, and $31 million, respectively. The cash received from stock options exercised during fiscal 2012, fiscal 2011, and fiscal 2010, was $15 million, $73 million, and $100 million, respectively.

As of March 30, 2012, there was $28 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.67 years.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Equity Awards

Other Equity Awards, including restricted stock and RSUs, generally vest over periods of three to five years. Restricted stock awards consist of shares of common stock of the Company issued at a price of $0. Upon issuance to an employee, shares of restricted stock become outstanding, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions which limit the sale or transfer during the restriction period. Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents. If, prior to the redemption in full of the RSU, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during fiscal 2012 consisted of performance-based RSUs. The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a two or three-year period. Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During fiscal 2012, certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans during fiscal 2012, fiscal 2011, and fiscal 2010, is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	881,504	$49.41
Granted	627,542	42.31
Released/Issued	(164,553)	49.52
Canceled/Forfeited	(189,825)	47.34
Outstanding as of April 2, 2010	1,154,668	45.88
Granted	492,523	48.15
Released/Issued	(151,893)	50.40
Canceled/Forfeited	(16,728)	51.94
Outstanding as of April 1, 2011	1,478,570	46.10
Granted	1,009,743	35.45
Released/Issued	(419,351)	48.21
Canceled/Forfeited	(328,037)	41.44
Outstanding as of March 30, 2012	1,740,925	40.29

As of March 30, 2012, there was $24 million of total unrecognized compensation expense related to unvested restricted stock units, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.42 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012, 115,200 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2012, fiscal 2011, and fiscal 2010 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 3, 2009	113,021	$45.96
Granted	20,800	48.97
Released/Issued	(600)	37.81
Canceled/Forfeited	—	—
Outstanding as of April 2, 2010	133,221	46.47
Granted	25,700	39.46
Released/Issued	(180)	42.69
Canceled/Forfeited	—	—
Outstanding as of April 1, 2011	158,741	45.34
Granted	37,800	30.07
Released/Issued	(180)	42.69
Canceled/Forfeited	—	—
Outstanding as of March 30, 2012	196,361	42.81

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

Note 15 –	Segment and Geographic Information

CSC provides IT and business process outsourcing, consulting, systems integration and other IT services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors: North American Public Sector, Managed Services Sector, and Business Solutions and Services.

The Company’s reportable segments are as follows:

•
North American Public Sector (NPS) – The NPS segment provides services to the U.S. federal government and its agencies, civil departments and branches of military, and operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	Managed Services Sector (MSS) – The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.

•
Business Solutions and Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes operating results by reportable segment:

Twelve Months Ended
(Amounts in millions	NPS(1)	MSS	BSS(2)	Corporate	Eliminations	Total
March 30, 2012
Revenues	$5,703	$6,618	$3,677	$13	$(134)	$15,877
Operating income (loss)	132	19	(1,337)	(65)	—	(1,251)
Depreciation and amortization	162	815	159	16	—	1,152

April 1, 2011
Revenues	$6,002	$6,583	$3,570	$14	$(127)	$16,042
Operating income (loss)	528	481	280	(72)	—	1,217
Depreciation and amortization	133	777	132	31	—	1,073

April 2, 2010
Revenues	$6,095	$6,451	$3,483	$17	$(125)	$15,921
Operating income (loss)	524	633	316	(77)	(1)	1,395
Depreciation and amortization	132	809	143	11	—	1,095

(1)	The fiscal 2012 amounts include $42 million reduction of revenue and $269 million in reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 17).

(2)	The fiscal 2012 amounts include $204 million reduction of revenue and $1,485 million in reduction of operating income as a result of the charge associated with the NHS contract (see Note 16).

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 30, 2012	April 1, 2011	April 2, 2010
Operating (loss) income	$(1,251)	$1,217	$1,395
Corporate G&A	(219)	(138)	(168)
Interest expense	(176)	(168)	(252)
Interest income	38	37	27
Goodwill impairment	(2,745)	—	—
Other income (expense), net	6	20	20
(Loss) income from continuing operations before taxes	$(4,347)	$968	$1,022

During fiscal 2012 and fiscal 2011, the Company recorded certain pre-tax out-of-period adjustments related to its MSS and BSS segments which should have been recorded in prior fiscal years (See Note 2). The following tables summarize the effect of the pre-tax out-of-period adjustments on the MSS and BSS segment results for fiscal 2012, fiscal 2011 and fiscal 2010, as if the adjustments had been recorded in the appropriate year.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 30, 2012
Revenues	$6,618	$7	$6,625
Operating income (loss)	19	34	53
Depreciation and amortization	815	(2)	813

April 1, 2011
Revenues	$6,583	$33	$6,616
Operating income (loss)	481	46	527
Depreciation and amortization	777	3	780

April 2, 2010
Revenues	$6,451	$(21)	$6,430
Operating income (loss)	633	(51)	582
Depreciation and amortization	809	(1)	808

Twelve Months Ended	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted

March 30, 2012
Revenues	$3,677	$15	$3,692
Operating (loss) income	(1,337)	29	(1,308)
Depreciation and amortization	159	—	159

April 1, 2011
Revenues	$3,570	$(15)	$3,555
Operating income (loss)	280	(10)	270
Depreciation and amortization	132	—	132

April 2, 2010
Revenues	$3,483	$(4)	$3,479
Operating income (loss)	316	(5)	311
Depreciation and amortization	143	—	143

Revenue by country is based on the location of the selling business unit. Property and equipment, total assets and capital expenditures (purchase of property and equipment) information is based on the physical location of the asset. Geographic revenue, property and equipment, net, total assets, and capital expenditures for the three years ended March 30, 2012, April 1, 2011, and April 2, 2010, is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 30, 2012
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$9,699	$1,576	$2,538	$2,064	$15,877
Property and Equipment, net	1,406	367	237	431	2,441
Total Assets	6,198	1,329	1,115	2,547	11,189
Capital Expenditures	444	77	90	218	829

	April 1, 2011
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$10,125	$1,869	$2,367	$1,681	$16,042
Property and Equipment, net	1,396	403	291	406	2,496
Total Assets	6,855	2,998	3,884	2,383	16,120
Capital Expenditures	577	116	100	179	972

	April 2, 2010
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$10,062	$1,923	$2,478	$1,458	$15,921
Property and Equipment, net	1,274	372	264	331	2,241
Total Assets	5,312	3,046	3,882	4,215	16,455
Capital Expenditures	345	100	92	97	634

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government which accounted for 35%, 36%, and 37% of the Company’s revenues for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. At March 30, 2012 and April 1, 2011, approximately 33% and 41% of the Company’s net accounts receivables was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2012, fiscal 2011, or fiscal 2010.

Note 16 –	Cost of Services – Specified Contract Charge

As described more fully below, the Company recorded a charge of $1.5 billion in the fiscal 2012 third quarter, with $204 million recorded as a reduction of revenue, in connection with the Company’s ongoing negotiations with the U.K. National Health Service (NHS).

NHS Agreement

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

In 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million which would reduce the total contract value to approximately £2.1 billion or $3.3 billion. Terms related to this scope modification and contract value reduction

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were included in a negotiated but unsigned memorandum of understanding (MOU), which is described in greater detail below.

As previously disclosed, CSC was informed by NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government. Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim agreement between the parties. The letter of intent, which is without prejudice and is described in greater detail below, contemplates that under the interim agreement the NHS would provide a commitment of a certain number of trusts, some to be named in the interim agreement and the remainder within six months, to receive the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subcontractor, iSOFT Group Limited, and which has been redefined into deployment units categorized as "base product" and "additional product" for pricing purposes.

While the parties intended to conclude a binding interim agreement by March 30, 2012, as previously disclosed, no agreement has yet been reached. The parties have continued discussions concerning the interim agreement. The previously disclosed Lorenzo-related standstill agreement remains in effect through June 1, 2012.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by June 1, 2012 that the Lorenzo-related standstill arrangement will be extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

Background

Since CSC and NHS signed the 2009 contract amendment discussed above, various disputes have arisen between the parties, primarily related to delays in development and deployment of the Lorenzo software product. NHS notified the Company of various alleged events of default under the contract related to these delays and other alleged operational issues. In response, the Company has cured or is in the process of curing the alleged events of default, asserted that failures and breaches of contract on the part of NHS have caused these delays and issues, paid certain immaterial amounts as delay deductions into escrow under the contract for final resolution as part of the expected contract amendment, or otherwise disputed these allegations. Except as described below with regard to NHS’ allegations related to Pennine Care NHS Foundation Trust (Pennine), when NHS has notified the Company of alleged events of default, it has generally reserved its rights without demanding, pursuing or otherwise asserting further remedies.

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination was the only option which it is considering and, in fact, NHS was considering the full range of options it believed were available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Notwithstanding the dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU. Pennine subsequently elected not to continue with the Lorenzo deployment, and Humber NHS Foundation Trust became the early adopter for mental health functionality to replace Pennine Care Mental Health Trust. CSC and the NHS are negotiating an agreement to document this replacement under the contract.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 22, 2011 the U.K. Major Projects Authority published in redacted form its “Programme Assessment Review of the National Programme for IT” (NPfIT) following completion of its review of the overall NHS IT program for delivery of an integrated electronic patient records system. The review included a review of the Company’s Local Service Provider contract. The Major Projects Authority concluded that the elements and vision of NPfIT relating to connectivity and flexibility remain valid, however the view of a single all encompassing service delivering full integration does not align with the needs of clinicians and should be simplified. The report also concluded that the Local Service Provider contracts, including the Company’s contract, are owned centrally but delivered into a care setting that is the responsibility of individual trusts and, therefore, authority and responsibility under these contracts in the future should be clearly aligned in the new NHS environment of local decision making. The Company publicly expressed its full support for this direction, which was first announced by the NHS in September 2010, and believes that the significantly modified, more flexible approach proposed by the Company in the MOU to drive faster deployment and support more localized decision making would enable the U.K. government to reap the benefits required from past investments. In a statement issued on September 22, 2011, Cabinet Office ministers and NHS officials stated that they would continue to work with existing suppliers, such as the Company, to determine the best way to deliver services in a way which allows the local NHS to exercise choice while delivering the best value for money. The Company reiterated to the U.K. government its view that these factors were key principles on which the parties conceived and negotiated the MOU.

In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU. In late December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government. Notwithstanding the foregoing, CSC and the NHS continue discussions in 2012 regarding proposals advanced by both parties, which led to the execution of the letter of intent discussed above.

Under the March 2, 2012 letter of intent executed by CSC and NHS, the parties have agreed to a set of high-level principles, which are intended to be reflected in a binding interim agreement to be entered into by the parties. The non-binding letter of intent contemplates that under the interim agreement, NHS will provide a commitment of a certain number of trusts, some to be named in the interim agreement and the remainder within six months, to receive the Lorenzo software product, which has been redefined into deployment units categorized as “base product” and “additional product” for pricing purposes. In addition to the amounts committed by NHS for the base product, additional amounts will be available from centrally available funds for additional products, supplemental trust activity and local configuration. The letter of intent also contemplates that the interim agreement will provide for a structured set of payments following certain product deliveries, as well as additional payments to CSC, which would cover, among other items, various deployments for the named trusts and payments for work already performed. Any payments would be made only if the binding interim agreement is entered into by the parties.

The letter of intent provides that the interim agreement will contain an optional purchase arrangement for those additional trusts (other than the committed named trusts) that choose to take a deployment of Lorenzo. Pricing will be the same as that applicable to the committed named trusts.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The letter of intent provides for an interim Lorenzo-related standstill arrangement and contemplates that a mutual release of all accrued claims with respect to the Lorenzo deployments will be included as part of the interim agreement. The interim agreement, if agreed, will form the basis of an amendment and restatement of the existing NHS contract to be negotiated by the parties. Entry into the interim agreement, and ultimately the amendment, will require U.K. government approvals. There can be no assurance that such approvals will be obtained.

While the parties intended to conclude a binding interim agreement by March 30, 2012, as previously disclosed, no agreement has yet been reached. The parties have continued discussions concerning the interim agreement. The previously disclosed Lorenzo-related standstill agreement remains in effect through June 1, 2012.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by June 1, 2012 that the Lorenzo-related standstill arrangement will be extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

Contract charge

The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC has revised its estimate of revenues and costs at completion under this method to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1,485 million contract charge as of December 30, 2011, including a $204 million reduction of revenue. This charge included the write-off of its work in process balance of $1,263 million, billed and unbilled receivables of $204 million and net other assets and liabilities of $18 million, resulting in no material remaining net assets. While the contract is in a cumulative loss position as of December 30, 2011, an additional forward loss is not evident and has not been accrued, but further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations discussed above, it is also reasonably possible that an agreement amending the terms of the NHS contract, if concluded, could result in a payment for the recovery of a portion of the amounts that have been written off as of March 30, 2012, and therefore generate a gain in the near term. However, there can be no assurance that an agreement with NHS will be concluded, that the terms of any such agreement would be favorable to CSC or as provided in the letter of intent, that any gain will be generated in the event such an agreement is concluded or that any recovery will occur.

Other matters

On April 1, 2011, pursuant to the Company's Local Service Provider contract, the NHS made an advance payment to the Company of £200 million (currently approximately $319 million) related to the forecasted charges expected by the Company during fiscal year 2012. The amount of this advance payment contemplated the scope and deployment schedule expected under the MOU and the parties had anticipated that the MOU would be completed and contract amendment negotiations would be underway by September 30, 2011. The advance payment agreement provided the NHS the option to require repayment of the advance payment if the parties were not progressing satisfactorily toward completion of the expected contract amendment by September 30, 2011. Because completion of the MOU had been subject to delays in government approvals and, as a result, contract amendment negotiations had not progressed, the NHS required the Company to repay approximately £170 million (approximately $265 million) of the April 1, 2011 advance payment on September 30, 2011, and the Company agreed and made the repayment as requested. The Company repaid the remaining advance contract payment during March 2012.

NHS has the right to terminate the contract for convenience, in which case NHS would owe significant termination fees to the Company and would be subject to claims by the Company as further described below. The Company believes that NHS, when considering its alternatives of maintaining the contract in existing or varied form or terminating the contract, will consider costs and risks that NHS may incur over and above those related to termination fees, damages and costs

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that may be payable to the Company and the associated legal processes, including the cost of initiating and managing a public tender procedure or procedures to obtain one or more suitable replacement suppliers, the operational risk of switching suppliers at this stage in the contract with the Company, the cost of alternative suppliers, and the cost of obtaining exit management services from the Company to ensure an orderly transition to one or more replacement suppliers. In addition, if NHS terminated the contract for convenience, possible claims that the Company has against NHS include claims for compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies or for costs associated with change. In the event of termination for convenience, the contract states that the total amount recoverable by the Company solely from termination fees payable by NHS is determined in accordance with a contractual formula. This formula includes a cap which varies by reference to the date of termination, but in any event decreases on a monthly basis with total elimination of termination fees by April 2015. Based upon events to date, the Company does not anticipate that the NHS will terminate the contract. However, if NHS had terminated the entire contract for convenience with immediate effect at March 30, 2012, the termination fee would have been capped at approximately £430 million ($672 million). In addition, the Company would be entitled by way of termination fee to a sum to compensate for the profit that CSC would have earned over the following 12 months had the contract not been terminated. Additional amounts recoverable from claims by the Company or any mitigation efforts by the Company are uncertain and cannot be reasonably estimated at this time. The Company’s total recovery in a termination for convenience scenario, therefore, would depend on a number of factors but would likely be greater than the net asset value associated with the contract, which as a result of the contract charge described above is approximately zero. Future deployment delays caused by the Company could, however, result in reduced recovery by the Company.

If the parties do not successfully conclude an amendment, either or both parties could elect to assert claims against the other for breach of contract or similar claims. Subject to a legal obligation to mitigate its damages and subject to contractual limits of the Company’s liability, NHS could elect in this event to seek delay damages under the contract or terminate the contract and seek damages from the Company, including alleged damages for the cost of a replacement system and for unrealized savings and benefits under the contract. The Company could assert claims against NHS for breach of contract and seek damages from NHS, including compensation due to delays and excess costs caused by NHS or for contractual deployment delay remedies. If NHS wrongfully seeks to terminate the contract and refuses to withdraw its termination notice following the Company's demand, the Company could assert a claim for wrongful termination and seek damages for repudiatory breach of contract. Although the parties have not asserted claims formally in any arbitration or other legal proceeding, there can be no assurance that in any such proceeding NHS will not assert claims against the Company for damages in a material amount. The Company believes that the NHS contract is enforceable and that NHS has no existing right to terminate the contract. However, contractual disputes and litigation of this nature are complex and inherently uncertain and the Company’s position is subject to the ongoing review and evaluation of new facts and information which may come to the Company’s attention. If a contractual dispute or litigation ensues, the outcome is uncertain and there can be no assurance that the Company would prevail or that the NHS would not obtain a judgment and a material award of damages against the Company which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. If the NHS wrongfully terminated the contract on the basis of alleged material breach by the Company, the Company believes that it would be entitled to recovery for damages; however, the amount of any such recovery is uncertain and cannot be reasonably estimated at this time.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 –	Settlement of Claims with U.S. Government

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

In accordance with accepted practice, the Company amended its CDA Claims twice to reflect adjustments to the total value of the CDA Claims.  On December 24, 2009, the Government made a partial payment of $35 million on one of the CDA Claims.  Thereafter, CSC filed a second amended complaint with the ASBCA reducing the value of its CDA Claims by $35 million. On November 19, 2010, the Government and the Company entered into a formal agreement to stay the CDA Claims litigation and engage in a non-binding alternate dispute resolution (“ADR”) process to resolve all outstanding CDA Claims and other issues associated with the contract. As of July 1, 2011, the Company had fourteen claims totaling approximately $675 million, excluding interest, asserted against the U.S. Federal Government under a single contract pending before the ASBCA.

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

Note 18 –	Restructuring Costs

In March 2012, the Company initiated restructuring actions primarily impacting its MSS segment. The objectives of this plan are to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under this plan commenced in March 2012 and

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are expected to be carried out through fiscal 2013, which will result in additional changes.

The restructuring costs accrued in fiscal 2012 comprises costs associated with employee terminations and costs associated with vacating and consolidating office space. The restructuring costs also include pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will paid out over several years as part of normal pension distributions. Total restructuring costs recorded are $140 million, of which $137 million is included in cost of services and $3 million is included in selling, general and administrative expenses. Of the total $140 million restructuring costs, $108 million relates to MSS, $31 million to BSS, and $1 million to NPS.

The following table shows the composition of the restructuring liability as of March 30, 2012:

(Amounts in millions)	Costs expensed in fiscal 2012	Less: costs not affecting restructuring liability (1)	Cash paid	Other (2)	Restructuring liability as of March 30, 2012
Workforce reductions	$131	$(20)	$—	$(1)	$110
Facilities costs	9	—	—	—	9
Total	$140	$(20)	$—	$(1)	$119

(1) Charge primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2) Foreign currency translation adjustments

Of the total $119 million restructuring liability as of March 30, 2012, $112 million is included in accrued expenses and other current liabilities and $7 million is included in other long-term liabilities.

Note 19 –	Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $329 million, $331 million, and $296 million, for the years ended March 30, 2012, April 1, 2011, and April 2, 2010, respectively. In addition, the Company also has $14 million of sublease income to be received through 2019.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 30, 2012, are as follows:

Fiscal Year
(Amounts in millions)	Real Estate	Equipment
2013	$228	$38
2014	175	24
2015	122	11
2016	84	3
2017	59	—
Thereafter	76	—
	$744	$76

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $598 million in fiscal 2013, $328 million in fiscal 2014, and $97 million in fiscal 2015, $25 million in fiscal 2016, $4 million in fiscal 2017, and none thereafter.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of March 30, 2012, the Company had $223 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of March 30, 2012, the Company had $79 million of outstanding stand-by letters of credit. The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, such guarantees have a one-year term and are renewed annually.

The foreign subsidiary debt guarantees are corporate guarantees issued to secure uncommitted credit facilities for the benefit of the Company's foreign business units.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 30, 2012:

(Amounts in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter	Total
Performance guarantees:
Surety bonds	$29	$—	$—	$29
Letters of credit	176	2	16	194
Stand-by letters of credit	63	2	14	79
Foreign subsidiary guarantees	795	—	—	795
Total	$1,063	$4	$30	$1,097

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

Contingencies

The Company has a contract with the U.K.'s National Health Service (NHS) to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. The Company is currently in discussions with the NHS with respect to a binding interim agreement reflecting principles agreed to by the parties in a letter of intent dated March 2, 2012. See Note 16 for the status of the negotiations and the contingencies associated with the NHS contract.

During the second quarter of fiscal 2012, the Company reached a definitive settlement agreement with the U.S. Government in connection with its contract claims asserted under the Contract Disputes Act of 1978 (CDA) (see Note 17).

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

officers and directors asserting claims for declarative and injunctive relief related to stock option backdating. The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court. This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint. On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF. On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010. Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010. A hearing took place on August 18, 2010. A decision is still pending. It is not possible to make reasonable estimate of the amount or range of loss, if any, that could result from this matter at this time.

As previously disclosed in fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC's investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel has retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of and under the exclusive direction of the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

The Audit Committee’s investigation has been expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities have been identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. All of these investigative activities are ongoing.

The Company believes the SEC also has expanded its investigation into the foregoing areas as well as into certain related disclosure matters. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigations being conducted by the SEC's Division of Enforcement and the Audit Committee as well as the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the Division of Enforcement's and Audit Committee's investigations will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. Both motions are fully briefed, a hearing was held on November 4, 2011, and the motions are now pending before the court. The defendants deny the allegations and intend to defend their position vigorously. It is not possible to make reasonable estimates of the amounts or range of losses that could result from this matter at this time.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 20110013376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012.

CSC was informally advised by the Danish Justice Department on February 3, 2012 that the project known as POLSAG, a document and records management modernization program for the Danish police, will be abandoned, which affects CSC's contract with the Justice Department. Subsequently, the customer notified CSC of certain alleged material breaches of the contract relating to defect correction and performance testing. CSC denies the customer's allegations, maintains that it is not in material breach of the contract and will defend its position vigorously. CSC currently estimates the range of loss on this matter would be $18 million to $37 million, and has accrued $18 million as of March 30, 2012.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 –	Agreement with Equifax

The Company has an agreement (the Operating Agreement) with Equifax Inc. and its subsidiary, Equifax Credit Information Services, Inc. (ECIS), pursuant to which a subsidiary of the Company is an affiliated credit bureau (a “Bureau”) of ECIS and utilizes ECIS' credit database to provide credit reporting services from the ECIS system for resale to customers. The Bureau retains ownership of its credit files stored in the ECIS system and receives revenues generated from the sale of the credit information they contain. The Bureau pays ECIS a fee for the services it provides to the Bureau based on each report supplied by the ECIS system.

Pursuant to the Operating Agreement, the Company has an option to require ECIS to purchase CSC's credit reporting business (the “Put Option”). The Put Option requires six months' advance notice and expires on August 1, 2013. The exercise price of the Put Option is an amount to be agreed to by the parties at the time of exercise, but if the parties are not able to reach an agreement, the exercise price would be equal to the appraised value of the credit reporting business.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2012(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
Revenues	$4,033	$3,966	$3,764	$4,114
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	3,365	3,283	3,237	3,521
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	—	—	1,281	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	—	227	—	—
Restructuring costs	—	—	—	140
Goodwill impairment	—	2,685	60	—
Income (loss) from continuing operations before taxes	101	(2,854)	(1,438)	(156)
Income (loss) from continuing operations, net of taxes	186	(2,866)	(1,393)	(153)
(Loss) income from discontinued operations, net of taxes	(1)	—	2
Net income (loss) attributable to CSC common shareholders	183	(2,877)	(1,390)	(158)

Earnings (loss) per common share continuing operations(1)
Basic
Income (loss) from continuing operations	$1.19	$(18.56)	$(8.97)	$(1.02)
(Loss) income from discontinued operations	$(0.01)	$—	$0.01	$—
Diluted
Income (loss) from continuing operations	$1.18	$(18.56)	$(8.97)	$(1.02)
(Loss) income from discontinued operations	$(0.01)	$—	$0.01	$—
Cash dividend per common share	$0.20	$0.20	$0.20	$0.20

	Fiscal 2011(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,910	$3,935	$3,995	$4,202
Cost of services (excluding depreciation and amortization)	3,170	3,148	3,221	3,386
Income from continuing operations before taxes	211	245	230	282
Income from continuing operations, net of taxes	145	174	244	162
Income (loss) from discontinued operations, net of taxes	3	19	(1)	13
Net income attributable to CSC common shareholders	143	184	242	171

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.91	$1.06	$1.58	$1.02
Income (loss) from discontinued operations	$0.02	$0.13	$(0.01)	$0.08
Diluted
Income from continuing operations	$0.89	$1.05	$1.55	$1.01
Income (loss) from discontinued operations	$0.02	$0.13	$(0.01)	$0.08
Cash dividend per common share	$0.15	$0.15	$0.20	$0.20

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

(2)
As discussed in Note 2, the Company recorded various out of period adjustments in fiscal 2012 and fiscal 2011. The additional tables below reflect the net effect on the reported amounts above if the adjustments had been reported in the appropriate quarter. There was no change to discontinued operations figures from the out of period adjustments.

(3)
As discussed in Note 1, in the fourth quarter of fiscal 2012, the Company recognized significant impairments of tangible and intangible assets associated primarily with long-term contracts and significant adverse changes in long-term contracts accounted for under the percentage-of-completion method

The following tables show the net effect of the out of period adjustments on selected quarterly reported amounts:

Increase (Decrease)	Fiscal 2012
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$(6)	$12	$6	$15
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $137 (2012))	(14)	6	(20)	(4)
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1	—	(21)	2
Income from continuing operations before taxes	9	19	34	17
Net income (loss) attributable to CSC common shareholders	8	29	22	4

Earnings per common share continuing operations
Basic	$0.05	$0.19	$0.13	$0.03
Diluted	$0.05	$0.19	$0.13	$0.03

Increase (Decrease)	Fiscal 2011
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$(8)	$33	$6	$(13)
Cost of services (excluding depreciation and amortization)	(21)	(4)	11	6
Income from continuing operations before taxes	12	40	(5)	(24)
Net income attributable to CSC common shareholders	13	27	(3)	2

Earnings per common share continuing operations
Basic	$0.08	$0.16	$(0.02)	$0.01
Diluted	$0.08	$0.16	$(0.02)	$0.01

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For year ended March 30, 2012
Allowance for doubtful receivables	$46	$18	$10	$(23)	$51
For year ended April 1, 2011
Allowance for doubtful receivables	47	7	2	(10)	46
For the year ended April 2, 2010
Allowance for doubtful receivables	55	23	1	(32)	47

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of March 30, 2012 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2012.

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

As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of March 30, 2012, was effective.

The Company’s internal control over financial reporting as of March 30, 2012, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 133.

Date: May 29, 2012

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the fiscal quarter ended March 30, 2012, which materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of March 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 30, 2012 of the Company and our report dated May 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 29, 2012

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

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.” Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1-Election of Directors”; "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance"; “Corporate Governance”; and “Additional Information-Business for 2012 Annual Meeting,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation” and “Corporate Governance,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of March 30, 2012. See Note 14, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,670,848	$41.58	15,000,207	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	19,670,848		15,000,207

1Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs. Includes 112,200 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 1,237,619 and 2,647,388 shares available for future issuance under the 2004 and 2007 Incentive Plans, respectively. Each of these plans permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2007 plan, 2,647,388 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 1,323,694 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

Includes 11,000,000 shares available for future granting under the 2011 Omnibus Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2011 plan, 11,000,000 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 5,500,000 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2011 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

Information required by this Item will appear in the Proxy Statement under the heading “Proposal 3-Ratification of Independent Auditors-Fees,” which section is incorporated herein by reference.

Item 15. Exhibits, Financial Schedules
(1) and (2) Consolidated Financial Statements and Financial Statement Schedule
These documents are included in the response to Item 8 of this report. See the index on page 55.

(3) Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated April 5, 2011)

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws dated as of February 7, 2012.
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
10.11
Form of Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.12
Form of Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.13
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.14
Form of International Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.15
Form of International Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.16
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.17
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009)

10.18	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 4, 2007)
10.19	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 4, 2007)
10.20
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 13.1 to the Company's Current Report on Form 8-K dated February 7, 2012)

10.21	Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1)
10.22	Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1)
10.23	Performance Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1)
10.24	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)
10.25
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.26
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.27	Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)
10.28	2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)
10.29	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.30	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)
10.31	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)
10.32	Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.35 to the Company's Current Report on Form 8-K dated December 6, 2005)
10.33
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.34	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)
10.35
Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1) (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011)

10.36
Retention Letter with Peter Allen effective August 22, 2011(1) (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011)

10.37
Retention Letter with Randy Phillips, effective October 16, 2011(1)(incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011)

10.38
Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011)

10.39	Separation Agreement with Russell H. Owen effective September 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2011)
21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
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

(1)Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated: May 29, 2012	By:	/s/ J. Michael Lawrie
	Name:	J. Michael Lawrie
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President, Chief Executive Officer and Director	May 29, 2012
J. Michael Lawrie	(Principal Executive Officer)

/s/ Michael J. Mancuso	Vice President and Chief Financial Officer	May 29, 2012
Michael J. Mancuso	(Principal Financial Officer)

/s/ Donald G. DeBuck	Vice President and Controller	May 29, 2012
Donald G. DeBuck	(Principal Accounting Officer)

/s/ Rodney F. Chase	Chairman of the Board of Directors	May 29, 2012
Rodney F. Chase

/s/ Irving W. Bailey II	Director	May 29, 2012
Irving W. Bailey

/s/ David J. Barram	Director	May 29, 2012
David J. Barram

/s/ Stephen L. Baum	Director	May 29, 2012
Stephen L. Baum

/s/ Erik Brynjolfsson	Director	May 29, 2012
Erik Brynjolfsson

/s/ Judith R. Haberkorn	Director	May 29, 2012
Judith R. Haberkorn

/s/ F. Warren McFarlan	Director	May 29, 2012
F. Warren McFarlan

/s/ Chong Sup Park	Director	May 29, 2012
Chong Sup Park

/s/ Thomas H. Patrick	Director	May 29, 2012
Thomas H. Patrick