Form 10-Q
period 2012-06-29
COMPUTER SCIENCES CORP
filed 2012-08-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3170 Fairview Park Drive
Falls Church, Virginia	22042
(Address of principal executive offices)	(zip code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
155,330,902 shares of Common Stock, $1.00 par value, were outstanding on July 27, 2012.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended
(Amounts in millions, except per-share amounts)	June 29, 2012	July 1, 2011

Revenues	$3,957	$4,033

Costs of services (excludes depreciation and amortization and restructuring costs)	3,253	3,365
Selling, general and administrative	291	264
Depreciation and amortization	263	278
Restructuring costs	27	—
Interest expense	45	42
Interest income	(5)	(12)
Other (income) expense, net	9	(5)
Total costs and expenses	3,883	3,932

Income from continuing operations before taxes	74	101
Taxes on income	32	(85)
Income from continuing operations	42	186
Loss from discontinued operations, net of taxes	—	(1)
Net income	42	185
Less: Net income attributable to noncontrolling interest, net of tax	2	2
Net income attributable to CSC common shareholders	$40	$183

Earnings per common share:
Basic:
Continuing operations	$0.26	$1.19
Discontinued operations	—	(0.01)
	$0.26	$1.18
Diluted:
Continuing operations	$0.26	$1.18
Discontinued operations	—	(0.01)
	$0.26	$1.17

Cash dividend per common share	$0.20	$0.20

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011

Net income	$42	$185

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(127)	41
Pension and other postretirement benefit plans	14	1
Other comprehensive (loss) income, net of tax	(113)	42

Comprehensive (loss) income	(71)	227
Less: Comprehensive income attributable to noncontrolling interest	3	2
Comprehensive (loss) income attributable to CSC common shareholders	$(74)	$225

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	June 29, 2012	March 30, 2012

ASSETS
Cash and cash equivalents	$1,000	$1,093
Receivables, net of allowance for doubtful accounts of $49 (2013) and $51 (2012)	3,252	3,257
Prepaid expenses and other current assets	547	533
Total current assets	4,799	4,883

Property and equipment, net of accumulated depreciation $3,662 (2013) and $3,703 (2012)	2,359	2,441
Software, net of accumulated amortization of $1,493 (2013) and $1,481 (2012)	642	649
Outsourcing contract costs, net of accumulated amortization of $1,213 (2013) and $1,240 (2012)	544	562
Goodwill	1,721	1,752
Other assets	861	902
Total Assets	$10,926	$11,189

LIABILITIES
Short-term debt and current maturities of long-term debt	$1,257	$1,254
Accounts payable	465	478
Accrued payroll and related costs	753	789
Accrued expenses and other current liabilities	1,264	1,339
Deferred revenue and advance contract payments	610	619
Income taxes payable and deferred income taxes	60	57
Total current liabilities	4,409	4,536

Long-term debt, net of current maturities	1,461	1,486
Income tax liabilities and deferred income taxes	362	357
Other long-term liabilities	1,966	1,976

EQUITY
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 163,913,696 (2013) and 163,719,508 (2012)	164	164
Additional paid-in capital	2,173	2,168
Earnings retained for use in business	1,939	1,930
Accumulated other comprehensive loss	(1,207)	(1,093)
Less: common stock in treasury, at cost, 8,582,990 shares (2013) and 8,518,540 shares (2012)	(391)	(390)
Total CSC stockholders’ equity	2,678	2,779
Noncontrolling interest in subsidiaries	50	55
Total Equity	2,728	2,834
Total Liabilities and Equity	$10,926	$11,189

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$42	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash charges	279	292
Stock based compensation	7	5
Loss on dispositions	3	2
Provision for losses on accounts receivable	1	2
Unrealized foreign currency exchange (gain) loss	(22)	4
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in assets	(97)	(247)
Increase (decrease) in liabilities	8	(289)
Net cash provided by (used in) operating activities	221	(46)

Cash flows from investing activities:
Purchases of property and equipment	(122)	(161)
Outsourcing contracts	(31)	(50)
Acquisitions, net of cash acquired	—	(8)
Software purchased and developed	(46)	(111)
Other investing activities, net	20	(4)
Net cash used in investing activities	(179)	(334)

Cash flows from financing activities:
Net borrowings of commercial paper	—	200
Borrowings under lines of credit	54	52
Repayment of borrowings under lines of credit	(48)	(9)
Principal payments on long-term debt	(65)	(37)
Proceeds from stock options and other common stock transactions	—	13
Excess tax benefit from stock based compensation	—	2
Dividend payments	(31)	(31)
Other financing activities, net	(7)	4
Net cash (used in) provided by financing activities	(97)	194
Effect of exchange rate changes on cash and cash equivalents	(38)	15
Net decrease in cash and cash equivalents	(93)	(171)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at end of period	$1,000	$1,666

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				40			40	2	42
Other comprehensive income (loss)					(114)		(114)	1	(113)
Stock based compensation expense			7				7		7
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	194	—	(2)				(2)		(2)
Cash dividends declared				(31)			(31)		(31)
Noncontrolling interest distributions and other						1	1	(8)	(7)
Balance at June 29, 2012	163,914	$164	2,173	1,939	$(1,207)	(391)	$2,678	50	$2,728

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Net income				183			183	2	185
Other comprehensive income					42		42		42
Stock based compensation expense			5				5		5
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	630	1	13				14		14
Cash dividends declared				(31)			(31)		(31)
Balance at July 1, 2011	163,503	$164	$2,138	$6,448	$(648)	$(389)	$7,713	$58	$7,771

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarter ended June 29, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (fiscal 2012). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Income from continuing operations, before taxes, included the following adjustments due to changes in estimated profitability on long term contracts accounted for under the percentage-of-completion method:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Gross favorable	$9	$2
Gross unfavorable	(28)	(45)
Total net adjustments	$(19)	$(43)

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality, should they occur, would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $70 million and $78 million as of June 29, 2012 and March 30, 2012, respectively.

Depreciation expense was $178 million and $182 million for the quarters ended June 29, 2012 and July 1, 2011, respectively.

The changes in accumulated other comprehensive loss are as follows:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes	(127)	13	(114)
Balance at June 29, 2012	$33	$(1,240)	$(1,207)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

On June 16, 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the requirement under ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income for all periods presented. As this guidance impacts presentation only, it had no effect on the Company's financial condition, results of operations, or cash flows. The Company adopted the amendments in the updates effective at the beginning of fiscal 2013 using the two-statement approach.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment. The amendments in the ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary. However, if the entity concludes that fair value is more likely than not less than its carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4. The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The entity may resume performing the qualitative assessment in any subsequent period. The Company adopted the amendments in the update effective at the beginning of fiscal 2013 on a prospective basis, and they did not have a material effect on CSC's Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which provides guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in the update become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the amendments of this update is not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the amendments in the ASU an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in the ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if the most recent annual or interim financial statements have not yet been issued. The adoption of the amendments of this ASU is not expected to have a material effect on CSC's consolidated financial statements.

Note 3 –	Acquisitions

iSOFT Acquisition in Fiscal 2012

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

CSC acquired all of the outstanding shares in iSOFT for cash consideration of $200 million and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition.

The results of iSOFT have been included in the Company’s Consolidated Condensed Financial Statement from the date of acquisition within its Business Solutions and Services (BSS) segment. For the three months ended June 29, 2012, iSOFT contributed revenues of $54 million and a net operating loss of $28 million. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred on April 3, 2010 for all periods presented:

	As Reported		Pro Forma
	Quarter Ended		Quarter Ended
(Amounts in millions, except per-share data)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$3,957	$4,033	$3,957	$4,096
Net income attributable to CSC common shareholders	40	183	40	118
Basic EPS	$0.26	$1.18	$0.26	$0.76
Diluted EPS	$0.26	$1.17	$0.26	$0.76

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the three months ended July 1, 2011 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

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

As of the acquisition date, the fair value of receivables approximated book value, which included billed and unbilled receivables and the historical allowance for uncollectible billed amounts of $10 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The components of the intangible assets acquired and their respective estimated useful lives at the date of acquisition are as follows:

(Amounts in millions)	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$92	10-13
Software	102	2-7
Trade names	4	1
Total intangible assets	$198

The entire amount of goodwill is associated with the Company’s BSS segment and is attributable to expected increases in the Company’s market capabilities, synergies from combining operations, and the value of the acquired workforce. Of the total goodwill, $71 million is estimated to be tax deductible.

AppLabs Acquisition in Fiscal 2012

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

CSC acquired all outstanding shares of AppLabs for cash consideration of $171 million.

The results of AppLabs have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition. For the three months ended June 29, 2012, AppLabs contributed revenues of $28 million and no net income. The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

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

Other Acquisitions in Fiscal 2012

Also during fiscal 2012, CSC acquired two small privately-held entities for $28 million in all-cash transactions plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions will enhance CSC’s offerings in the healthcare information technology and financial services industries.

The results of the acquired businesses have been included in the Company’s Consolidated Condensed Financial Statements from the dates of acquisition. The pro forma financial information for these acquisitions is not presented as these acquisitions, both individually and in the aggregate, are not material to CSC’s consolidated results.

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

Note 4 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed in fiscal 2011 and fiscal 2012, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. The Audit Committee determined in August 2012 that its independent investigation is complete and the Committee has instructed its independent counsel to cooperate with the SEC Division of Enforcement by completing production of documents and providing any further information requested by the SEC Division of Enforcement.

In fiscal 2012 and subsequently during fiscal 2013, certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2013 and prior fiscal years. At this time, management does not believe that the effect of these additional items will be material to the Company's financial statements. However, the Company's investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first quarter of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Fiscal 2013 First Quarter Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$1	$1
Fiscal 2012	—	79	—	79
Fiscal 2011	52	(29)	(1)	22
Fiscal 2010	(48)	(9)	—	(57)
Prior fiscal years (unaudited)	(4)	(41)	—	(45)

Fiscal 2013 Financial Impact Summary

During the first quarter of fiscal 2013, the Company recorded various adjustments primarily in its NPS and BSS segments

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

reducing income from continuing operations before taxes by $1 million and increasing net income by $5 million that should have been recorded in prior fiscal years. The out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $17 million of charges reducing income from continuing operations before taxes and $16 million of adjustments increasing income from continuing operations before taxes. The $17 million of pre-tax charges and $16 million of offsetting pre-tax credits included $10 million and $4 million, respectively of adjustments identified by the Company late in the fiscal 2012 closing process, and due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. The $17 million of pre-tax charges also included $7 million of adjustments identified and recorded by the Company in the first quarter of fiscal 2013 primarily related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses. Included in the $16 million of offsetting pre-tax credits were $12 million of adjustments identified and recorded by the Company in the first quarter of fiscal 2013 consisting of $10 million of reductions to accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012 and a $2 million correction of incentive compensation costs recorded in fiscal 2012. As noted above, the NPS and BSS segments were primarily impacted by the net out of period adjustments recorded in the first quarter of fiscal 2013 with income from continuing operations before taxes for NPS and BSS reduced by $6 million and increased by $4 million, respectively. The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

In fiscal 2012 and subsequently during fiscal 2013 certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2013 and prior fiscal years. At this time, management does not believe that the effect of these additional items will be material to the Company's financial statements. However, the Company's investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The select line items of the Consolidated Statement of Operations for the three months ended June 29, 2012, impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Three Months Ended June 29, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,957	$9	$3,966
Costs of services (excludes depreciation and amortization and restructuring costs)	3,253	3	3,256
Selling, general and administrative	291	—	291
Depreciation and amortization	263	—	263
Restructuring costs	27	5	32
Interest expense	45	—	45
Other (income) expense	9	—	9
Income from continuing operations before taxes	74	1	75
Taxes on income	32	6	38
Income from continuing operations	42	(5)	37
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	40	(5)	35
EPS – Diluted
Continuing operations	$0.26	$(0.03)	$0.23
Discontinued operations	—	—	—
Total	$0.26	$(0.03)	$0.23

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 29, 2012 are related to the following consolidated balance sheet line items:

•	Prepaid expenses ($2 million decrease)

•	Property and equipment ($1 million decrease)

•	Deferred revenue ($8 million increase)

•	Accrued expenses and other current liabilities ($10 million decrease)

The Company has determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2013.

Effect of Adjustments on Prior Year Financial Statements

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. During the first quarter of fiscal 2012, based on information then known by the Company, the Company identified and recorded out of period adjustments primarily to cost of services reducing income from continuing operations before taxes by $5 million within its MSS segment. The $5 million in pre-tax adjustments were comprised of $4 million of charges in MSS' Nordic operations and $1 million related to other MSS operations attributable to an understatement of accrued expenses in fiscal 2011 due to errors in the calculation of management incentive compensation. As a result of the ongoing investigation, the $1 million error was subsequently determined by the Company to be a $3 million out of period adjustment. This item included multiple components, a portion of which the Company previously considered not to be related to out of period errors. Based on the results of the independent investigation, the Company now attributes the $3 million adjustment to Other Errors, which include both unintentional errors and errors for which the categorization is unclear.

Further out of period adjustments were identified in subsequent quarters of fiscal 2012. The aggregate fiscal 2012 adjustments, including those noted above with respect to the first quarter of fiscal 2012, reduced income from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million within MSS and BSS, respectively.

The select line items of the Consolidated Statement of Operations for the three months ended July 1, 2011 impacted by the out of period adjustments, including those recorded in the first quarter of fiscal 2013, under the rollover method are shown below.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended July 1, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$4,033	$(8)	$4,025
Costs of services (excludes depreciation and amortization)	3,365	(15)	3,350
Selling, general and administrative	264	—	264
Depreciation and amortization	278	(1)	277
Interest expense	42	—	42
Other (income) expense	(5)	(1)	(6)
Income from continuing operations before taxes	101	9	110
Taxes on income	(85)	1	(84)
Income from continuing operations	186	8	194
Loss from discontinued operations, net of taxes	(1)	—	(1)
Net income attributable to CSC common shareholders	183	8	191
EPS – Diluted
Continuing operations	$1.18	$0.05	$1.23
Discontinued operations	(0.01)	—	(0.01)
Total	$1.17	$0.05	$1.22

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company for the three months ended July 1, 2011 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($6 million increase)

•	Prepaid expenses ($1 million decrease)

•	Deferred revenue ($2 million decrease)

•	Accrued expenses ($16 million increase)

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2012.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 –	Earnings Per Share

Basic earnings per common share (EPS) and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	June 29, 2012	July 1, 2011

Net income attributable to CSC common shareholders:
From continuing operations	$40	$184
From discontinued operations	—	(1)
	$40	$183
Common share information:
Weighted average common shares outstanding for basic EPS	155.227	154.844
Dilutive effect of stock options and equity awards	0.420	1.147
Shares for diluted earnings per share	155.647	155.991

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.26	$1.19
Discontinued operations	—	(0.01)
Total	$0.26	$1.18

Diluted EPS:
Continuing operations	$0.26	$1.18
Discontinued operations	—	(0.01)
Total	$0.26	$1.17

The computation of diluted earnings per share excluded stock options which were antidilutive, as their exercise price exceeded the average market price of the Company’s common stock. The number of shares related to such stock options was 18,651,252 and 12,694,954 for the quarters ended June 29, 2012, and July 1, 2011, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of June 29, 2012 and March 30, 2012:

	As of
	June 29, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$384	$384	$—	$—
Time deposits	41	41	—	—
Short term investments	5	5	—	—
Derivative assets	2	—	2	—
Total assets	$432	$430	$2	$—

Liabilities:
Derivative liabilities	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

	As of
	March 30, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$299	$299	$—	$—
Time deposits	102	102	—	—
Short term investments	6	6	—	—
Derivative assets	12	—	12	—
Total assets	$419	$407	$12	$—

Liabilities:
Derivative liabilities	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

The money market funds and deposit accounts and time deposits are reported in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and derivative liabilities are included in other accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators and remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the three months ended June 29, 2012.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $1,060 million and $1,073 million and the estimated fair value was $1,150 million and $1,190 million as of June 29, 2012, and March 30, 2012, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2. The Company's company-owned-life-insurance policies are recorded at their cash surrender value.

The primary financial instruments other than derivatives (see Note 7) which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of June 29, 2012, the Company had $24 million of accounts receivable, $8 million of related allowance for doubtful accounts, and $4 million of other assets with customers involved in bankruptcy proceedings.

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

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forward and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans and certain revenues denominated in non-functional currencies. For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging” and all changes in fair value are reported as part of other (income) expense. The Company uses these instruments as economic hedges and not for speculative or trading purposes.

The notional amount of the foreign currency forward contracts outstanding as of June 29, 2012 and March 30, 2012 was $1,964 million and $2,138 million, respectively. The notional amount of option contracts outstanding as of June 29, 2012 and March 30, 2012 was $526 million and $785 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $2 million and $18 million, respectively, as of June 29, 2012, and $12 million and $14 million, respectively, as of March 30, 2012 (see Note 6).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of June 29, 2012, there were five counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $2 million.

Note 8 –	Commercial Paper

During the first quarter of fiscal 2013, the Company issued commercial paper with an average maturity of less than one month, at a weighted average interest rate of 0.72%. The commercial paper is backed by the Company's existing $1.5 billion credit facility that matures on March 18, 2015. As of both June 29, 2012 and March 30, 2012, the Company had no borrowings outstanding against commercial paper.

Note 9 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$3	$2	$8	$7
Interest cost	40	41	31	32
Expected return on assets	(40)	(36)	(31)	(32)
Amortization of unrecognized net loss and other	11	9	5	4
Contractual termination benefits	—	—	5	—
Net periodic pension cost	$14	$16	$18	$11

During the quarter ended June 29, 2012, the Company recorded additional contractual termination benefits for a certain U.K. pension plan of $5 million based on revised estimates related to the restructuring plan to reduce headcount initiated in March 2012. These contractual termination benefits are reflected in the projected benefit obligation at the end of the quarter and recognized in net periodic pension cost during the first quarter.

The Company contributed $56 million to the defined benefit pension plans during the quarter ended June 29, 2012 and expects to contribute approximately $251 million during fiscal 2013. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2013.

The components of net periodic benefit cost for postretirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Service cost	$1	$1
Interest cost	3	3
Expected return on assets	(2)	(2)
Amortization of unrecognized net loss and other	4	2
Net provision for postretirement benefits	$6	$4

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the quarter ended June 29, 2012, the Company contributed $1 million to the postretirement benefit plans. The Company expects to contribute approximately $10 million to the postretirement benefit plans during fiscal 2013.

The Company received a $1 million subsidy in the quarter ended June 29, 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Note 10 –	Income Taxes

The Company's effective tax rate (ETR) was 43.2% and (84.2)% for the first quarters ended June 29, 2012 and July 1, 2011, respectively. The primary driver of the ETR in the first quarter of fiscal 2013 was a net increase in valuation allowances in non-US jurisdictions and the global mix of income. The primary driver of the ETR in the first quarter of fiscal 2012 was an election made by the Company to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced ETR by 119.8%

There were no material changes to uncertain tax positions in the first quarter of fiscal 2013 compared to fiscal year-end 2012.

The Company may settle tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $7 million, excluding interest, penalties, and tax carryforwards.

Note 11 –	Stock Incentive Plans

As of June 29, 2012, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarters ended June 29, 2012 and July 1, 2011, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Cost of services	$3	$2
Selling, general and administrative	4	3
Total	$7	$5
Total, net of tax	$4	$3

The Company’s overall stock-based compensation granting practice has not changed year over year, except that starting with fiscal 2012's long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past. Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the quarter ended June 29, 2012 by $3 million, which is predominantly represented by participants in selling, general and administrative positions. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the quarters ended June 29, 2012 and July 1, 2011 by $3 million and $5 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The weighted average grant date fair values of stock options granted during the quarters ended June 29, 2012 and July 1, 2011 were $7.03, and $10.28 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Quarter Ended
	June 29, 2012	July 1, 2011
Risk-free interest rate	1.13%	1.83%
Expected volatility	36%	31%
Expected term (in years)	6.45	6.13
Dividend yield	2.87%	1.75%

During the quarters ended June 29, 2012 and July 1, 2011, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $2 million and $5 million, respectively, and an excess tax benefit of $0 million and $2 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs. As of June 29, 2012, 10,293,825 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans is as follows:

	For the Quarter Ended June 29, 2012
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 30, 2012	17,733,562	$46.13	5.08	$1
Granted	2,773,443	26.44
Exercised	(14,549)	11.40
Canceled/Forfeited	(226,055)	40.85
Expired	(1,158,463)	46.09
Outstanding as of June 29, 2012	19,107,938	43.36	5.63	—
Vested and expected to vest in the future as of June 29, 2012	18,759,164	43.63	5.54	—
Exercisable as of June 29, 2012	14,300,388	46.87	4.38	—

The total intrinsic value of options exercised during the quarters ended June 29, 2012 and July 1, 2011, was $0 million and $5 million, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price. The cash received from stock options exercised during the quarters ended June 29, 2012 and July 1, 2011, was $0 million and $13 million, respectively.

As of June 29, 2012, there was $41 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.01 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Equity Awards

Other Equity Awards include RSUs that generally vest over periods of three to five years. RSUs consist of shares of common stock of the Company issued at a price of $0. Upon the vesting date, RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents. If, prior to the redemption in full of the RSU, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.

A portion of the Other Equity Awards granted during the quarter ended June 29, 2012 consisted of performance-based RSUs. The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period. Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the quarter ended June 29, 2012, certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 or over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	For the Quarter Ended June 29, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	1,740,925	$40.29
Granted	1,411,995	26.55
Released/Issued	(178,939)	44.70
Canceled/Forfeited	(378,985)	35.87
Outstanding as of June 29, 2012	2,594,996	31.60

As of June 29, 2012, there was $51 million of total unrecognized compensation expense related to unvested restricted stock units, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.57 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of June 29, 2012, 105,700 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	For the Quarter Ended June 29, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	196,361	$42.81
Granted	9,500	26.39
Released/Issued	—	—
Canceled/Forfeited	—	—
Outstanding as of June 29, 2012	205,861	42.05

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

Note 12 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Interest	$17	$12
Taxes on income, net of refunds	32	40

Non-cash investing activities include the following:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Capital expenditures in accounts payable and accrued expenses	$46	$89
Capital expenditures through capital lease obligations	45	54

Non-cash financing activities included common share dividends declared but not yet paid of $31 million for both quarters ended June 29, 2012 and July 1, 2011.

Note 13 –	Segment Information

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•	Managed Services Sector (MSS) – The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.

•
Business Solutions and Services (BSS) – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

The following table summarizes operating results by reportable segment:

(Amounts in millions)	NPS	MSS	BSS	Corporate	Eliminations	Total

Fiscal 2013
Quarter ended June 29, 2012
Revenues	$1,368	$1,635	$985	$3	$(34)	$3,957
Operating income (loss)	101	95	16	(29)	—	183
Depreciation and amortization	41	184	36	2	—	263

Fiscal 2012
Quarter ended July 1, 2011
Revenues	$1,484	$1,619	$961	$3	$(34)	$4,033
Operating income (loss)	118	9	57	(4)	—	180
Depreciation and amortization	36	201	33	8	—	278

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Operating income	$183	$180
Corporate G&A	(60)	(54)
Interest expense	(45)	(42)
Interest income	5	12
Other income (expense), net	(9)	5
Income from continuing operations before taxes	$74	$101

During the first quarter of fiscal 2013 and fiscal 2012, the Company recorded certain pre-tax out-of-period adjustments related to its MSS and BSS segments which should have been recorded in prior fiscal years (See Note 4). The following tables summarize the effect of the pre-tax out-of-period adjustments on the NPS, MSS and BSS segment results for the first quarter of fiscal 2013 and fiscal 2012, as if the adjustments had been recorded in the appropriate period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 29, 2012
Revenues	$1,368	$—	$1,368
Operating income	101	6	107
Depreciation and amortization	41	—	41

Quarter ended July 1, 2011
Revenues	$1,484	$(2)	$1,482
Operating income	118	3	121
Depreciation and amortization	36	—	36

	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 29, 2012
Revenues	$1,635	$2	$1,637
Operating income	95	1	96
Depreciation and amortization	184	—	184

Quarter ended July 1, 2011
Revenues	$1,619	$1	$1,620
Operating income	9	8	17
Depreciation and amortization	201	(1)	200

	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 29, 2012
Revenues	$985	$7	$992
Operating income	16	(4)	12
Depreciation and amortization	36	—	36

Quarter ended July 1, 2011
Revenues	$961	$(7)	$954
Operating income	57	(3)	54
Depreciation and amortization	33	—	33

Further out of period adjustments were identified in subsequent quarters of fiscal 2012. The total out of period adjustments impacting fiscal 2012 that were attributable to the NPS segment resulted in a decrease of $5 million in revenue and a decrease of $10 million in operating income of the NPS segment. The total out of period adjustments impacting fiscal 2012 that were attributable to the MSS segment resulted in a decrease of $5 million in revenue and a decrease of $33 million in operating income of the MSS segment. The total out of period adjustments impacting fiscal 2012 attributable to the BSS segment resulted in a decrease of $7 million in revenue and a decrease of $34 million in operating income of the BSS segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 14 –	Goodwill and Other Intangible Assets

Goodwill

The following tables summarize the changes in the carrying amount of goodwill by segment for the quarter ended June 29, 2012:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$768	$2,221	$1,527	$4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	768	147	837	1,752

Additions	—	—	—	—
Foreign currency translation	—	(15)	(16)	(31)
Other reclassifications	—	—	—	—
Impairment losses	—	—	—	—

Goodwill, gross	768	2,206	1,511	4,485
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of June 29, 2012, net	$768	$132	$821	$1,721

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

During the first quarter of fiscal 2013, the Company evaluated whether there were factors which would indicate there is a potential impairment of goodwill as of June 29, 2012. The Company considered, among other factors, the Company's fiscal 2013 forecast, the outlook for the Company's business and industry, the Company's market capitalization, and the potential US federal government budget sequestration to determine if an interim goodwill impairment test was required. Based on that evaluation, the Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and an interim impairment test was not necessary as of June 29, 2012. The Company will perform its annual goodwill analysis in the second quarter, and any further significant declines in CSC’s stock price or any further significant adverse changes in the business climate or operating results could result in impairment charges.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	June 29, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,757	$1,213	$544
Software	2,135	1,493	642
Customer and other intangible assets	591	318	273
Total intangible assets	$4,483	$3,024	$1,459

	As of
	March 30, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,802	$1,240	$562
Software	2,130	1,481	649
Customer and other intangible assets	599	306	293
Total intangible assets	$4,531	$3,027	$1,504

Amortization expense was $85 million and $95 million for the quarters ended June 29, 2012, and July 1, 2011, respectively. In addition, the amortization of outsourcing contract cost premium, which is recorded as a reduction of revenue, was $10 million and $12 million for the quarters ended June 29, 2012, and July 1, 2011, respectively. Amortization expense related to capitalized software was $43 million and $49 million for the quarters ended June 29, 2012, and July 1, 2011, respectively.

Estimated amortization expense related to intangible assets as of June 29, 2012, for the remainder of fiscal 2013 is $306 million, and for fiscal 2014 through fiscal 2017, is as follows: $340 million, $275 million, $188 million and $131 million, respectively.

Note 15 –	Restructuring Costs

In March 2012, the Company initiated restructuring actions primarily impacting its MSS segment. The objectives of this plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under this plan commenced in March 2012 and are expected to be carried out through fiscal 2013, which will result in additional charges.

The net restructuring costs accrued in the first quarter of fiscal 2013 comprise costs associated with employee terminations. The net restructuring costs also include pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions. Total additional net restructuring costs recorded in the first quarter of fiscal 2013 were $27 million. Of the total $27 million, $13 million relates to MSS and $14 million to BSS.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table shows the composition of the restructuring liability as of June 29, 2012:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013 (1)	Less: costs not affecting restructuring liability (2)	Cash paid	Other (3)	Restructuring liability as of June 29, 2012
Workforce reductions	$110	$27	$(6)	$(30)	$(5)	$96
Facilities costs	9	—	—	(1)	—	8
Total	$119	$27	$(6)	$(31)	$(5)	$104

(1)	Fiscal 2013 restructuring expense is net of $7 million in accrual reductions based on revised estimates of headcount reductions.
(2) Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(3) Foreign currency translation adjustments

Of the total $104 million restructuring liability as of June 29, 2012, $100 million is included in accrued expenses and other current liabilities and $4 million is included in other long-term liabilities.

Note 16 –	Contract with the U.K. National Health Service

The Agreement

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

In 2010, as part of the U.K. government’s austerity program and to address delays in development and deployments, the Company and NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million which would reduce the total contract value to approximately £2.1 billion or $3.3 billion. Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned memorandum of understanding (MOU), which is described in greater detail below.

As previously disclosed, CSC was informed by NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government. Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim agreement between the parties. The letter of intent, which is without prejudice and is described in greater detail below, contemplates that under the interim agreement the NHS would provide a commitment of a certain number of trusts, some to be named in the interim agreement and the remainder within six months, to receive the Lorenzo software product, the principal software product under the contract owned and licensed by the Company’s subsidiary, iSOFT Group Limited, and which has been redefined into deployment units categorized as "base product" and "additional product" for pricing purposes.

While the parties intended to conclude a binding interim agreement by June 29, 2012, as previously disclosed, no agreement was reached by this date. On May 31, 2012, the previously disclosed Lorenzo-related standstill agreement was extended to August 31, 2012. Discussions concerning the interim agreement are continuing positively.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by August 31, 2012 that the Lorenzo-related standstill arrangement will be further extended. Likewise, there can be no assurance that if the interim agreement

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

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

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone related to the Pennine Lorenzo deployment by January 28, 2011, constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination was the only option which it was considering and, in fact, NHS was considering the full range of options it believed were available to NHS. The Company has disputed the alleged breach. NHS is not at this time actively pursuing this claim under the dispute resolution procedures of the contract. Notwithstanding the dispute, both NHS and the Company continued discussions with the intention of finalizing the terms of the MOU. Pennine subsequently elected not to continue with the Lorenzo deployment, and Humber NHS Foundation Trust (Humber) became the early adopter for mental health functionality to replace Pennine Care Mental Health Trust. CSC and the NHS negotiated an agreement to document this replacement under the contract and the deployment to Humber went live in the first quarter of fiscal 2013.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

While the parties intended to conclude a binding interim agreement by June 29, 2012, as previously disclosed, no agreement was reached by this date. On May 31, 2012, the previously disclosed Lorenzo-related standstill agreement was extended to August 31, 2012. Discussions concerning the interim agreement are continuing positively.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by August 31, 2012 that the Lorenzo-related standstill arrangement will be further extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Contract accounting

The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC revised its estimate of revenues and costs at completion under this method during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1,485 million contract charge in the third quarter of fiscal 2012, resulting in no material remaining net assets. The Company concluded that an additional forward loss was not evident at the end of the third quarter of fiscal 2012, so no further loss was accrued. This conclusion was re-affirmed at the end of the fourth quarter of fiscal 2012.

The Company continues to account for the contract under the percentage of completion method, and will evaluate on a quarterly basis whether or not a forward loss is evident. The Company will also evaluate whether it is appropriate to record contract-related net assets, which should only be recorded if recoverability of the assets is considered probable. Costs will be recorded as incurred and revenue recorded as earned. During the fourth quarter of fiscal 2012, expenses exceeded revenue, resulting in a pre-tax loss of $32 million. Under percentage of completion accounting guidance, the excess costs could be deferred and an asset recorded, if no future loss is expected. However, the Company determined that costs should not be deferred at fiscal 2012 year-end due to uncertainty over whether such an asset could be recovered given the uncertainty surrounding ongoing negotiations.

During the quarter, the Company earned revenues of $88 million and incurred costs of $68 million. The excess revenue was primarily a result of achieving a key milestone associated with the Lorenzo Care Management software on the contract that was agreed to by the NHS, as well as from delivery of the software at three sites. Because of uncertainty over the future profitability of the contract, the Company accrued additional costs of $20 million so as to record no profit for the quarter. The Company has concluded that a further loss is not evident based on the current status of its negotiations with the NHS. The Company's net investment in the contract at the end of the first quarter of fiscal 2013 was approximately $97 million, consisting primarily of $144 million of billed and unbilled receivables, partially offset by deferred revenue and accrued expenses. The receivables included $56 million associated with the Lorenzo Care Management revenue noted above as well as additional balances associated with ongoing non-Lorenzo activities.

While the contract is in a cumulative loss position, and while a forward loss is not evident and has not been accrued, further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations discussed above, it is also reasonably possible that an agreement amending the terms of the NHS contract, if concluded, could result in a payment to the Company for the recovery of a portion of the amounts that have been written off and therefore generate a gain in the near term, net of the Company's net investment in the contract of approximately $97 million. However, there can be no assurance that an agreement with NHS will be concluded, that the terms of any such agreement would be favorable to CSC or as provided in the letter of intent, that any gain will be generated in the event such an agreement is concluded or that any recovery will occur.

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

COMPUTER SCIENCES CORPORATION
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

However, if NHS had terminated the entire contract for convenience with immediate effect at June 29, 2012, the termination fee would have been capped at approximately £329 million ($515 million). In addition, the Company would be entitled by way of termination fee to a sum to compensate for the profit that CSC would have earned over the following twelve months had the contract not been terminated. Additional amounts recoverable from claims by the Company or any mitigation efforts by the Company are uncertain and cannot be reasonably estimated at this time. The Company’s total recovery in a termination for convenience scenario, therefore, would depend on a number of factors but would likely be greater than the net asset value associated with the contract, which at June 29, 2012 is $97 million. Future deployment delays caused by the Company could, however, result in reduced recovery by the Company.

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

Note 17 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of June 29, 2012, the Company had $211 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of June 29, 2012, the Company had $79 million of outstanding stand-by letters of credit. The Company also guarantees working capital lines of credit for certain of its non-U.S. business units with local financial institutions. Generally, such guarantees have a one-year term and are renewed annually.

The foreign subsidiary debt guarantees are corporate guarantees issued to secure uncommitted credit facilities for the benefit of the Company's foreign business units.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 29, 2012:

(Amounts in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter	Total
Performance guarantees:
Surety bonds	$15	$14	$—	$29
Letters of credit	137	28	17	182
Stand-by letters of credit	53	13	13	79
Foreign subsidiary guarantees	404	383	—	787
Total	$609	$438	$30	$1,077

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

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating. The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court. This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint. On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF. On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010. Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010. On July 16, 2012, the court dismissed the plaintiff's case with prejudice.

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC's investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. The Audit Committee determined in August 2012 that its independent investigation is complete and the Committee has instructed its independent counsel to cooperate with the SEC Division of Enforcement by completing production of documents and providing any further information requested by the SEC Division of Enforcement.
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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. A status check is scheduled for September 18, 2012.

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
First Quarter of Fiscal 2013 versus
First Quarter of Fiscal 2012

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The following discusses the Company's results of operations and financial condition as of and for the first quarter ended June 29, 2012, and the comparable period of the prior fiscal year.

First Quarter Overview

The key operating results for the first quarter of fiscal 2013 include:

•	Revenues decreased $76 million or 1.9%, and increased 0.7% on a constant currency basis(1). The revenue decrease includes an increase in revenue of 2.3% from the fiscal 2012 acquisitions.

•	Income from continuing operations before taxes was $74 million, compared to $101 million in the first quarter of fiscal 2012, a decrease of $27 million, or 26.7%.

•
Operating income(2) increased 1.7% to $183 million as compared to $180 million for the same period of fiscal 2012, and operating income margin increased to 4.62% from last year's first quarter margin of 4.46%.

•	Earnings before interest and taxes(3) (EBIT) of $114 million decreased by $17 million from the first quarter of fiscal 2012. EBIT margin declined to 2.9% from last year's first quarter margin of 3.2%.

•
Net income attributable to CSC common shareholders was $40 million, a decrease of $143 million, or 78.1%, as compared to the same period in the prior year, primarily driven by a first quarter fiscal 2012 discrete tax benefit of $121 million, which did not recur in the first quarter of fiscal 2013.

•	Diluted earnings per share (EPS) was $0.26 for the first quarter of fiscal 2013, a decrease of $0.91 as compared to the same period in the prior year.

•
The Company announced contract awards of $4.0 billion, including new NPS segment awards of $0.9 billion, MSS segment awards of $2.2 billion, and BSS segment awards of $0.9 billion. Total backlog(4) at the end of the first quarter of fiscal 2013 was $36.1 billion, an increase of $0.6 billion as compared to the backlog at the end of fiscal 2012 of $35.5 billion. Of the total $36.1 billion backlog, $8.4 billion is expected to be realized as revenue in the remainder of fiscal 2013. Of the total $36.1 billion, $12 million is not yet funded.

•
Days Sales Outstanding (DSO)(5) was 72 days at June 29, 2012, an improvement from 87 days at the end of the first quarter of the prior fiscal year. A contract settlement with the U.S. Government as well as operational improvements contributed to the DSO improvement.

•
Debt-to-total capitalization ratio(6) was 49.9% at June 29, 2012, an increase of 0.7 percentage points from 49.2% at March 30, 2012, primarily due to a reduction in equity from foreign currency translation adjustments.

•	Cash provided by operating activities was $221 million, as compared to cash used of $46 million for the first quarter of fiscal 2012.

•	Cash used in investing activities was $179 million, as compared to $334 million for the first quarter of fiscal 2012.

•	Cash used in financing activities was $97 million, as compared to cash provided of $194 million for the first quarter of fiscal 2012.

•
Free cash flow(7) of $(25) million for the first quarter of fiscal 2013 was favorable to the $(403) million for the first quarter of fiscal 2012, driven primarily by reduced payments for purchases for property and equipment and software, and improved operating cash flow primarily due to higher collections of accounts receivable.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment general and administrative (G&A) expense, excluding corporate G&A. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes, which includes costs excluded from the operating income definition such as goodwill impairment, corporate G&A, interest and other income (expense). A reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Operating income	$183	$180
Corporate G&A	(60)	(54)
Interest expense	(45)	(42)
Interest Income	5	12
Other income (expense), net	(9)	5
Income from continuing operations before taxes	$74	$101

(3)
Earnings before interest and taxes (EBIT) is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from other companies. We define EBIT as revenue less costs of services, selling, general and administrative expenses, depreciation and amortization, goodwill impairment, restructuring costs, and other income (expense). EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to net income from continuing operations is as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Earnings before interest and taxes	$114	$131
Interest expense	(45)	(42)
Interest Income	5	12
Taxes on Income	(32)	85
Net Income from continuing operations	$42	$186

(4)
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

(5)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes income tax receivables and long-term receivables.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011
Free cash flow	$(25)	$(403)
Net cash used in investing activities	179	334
Acquisitions, net of cash acquired	—	(8)
Business dispositions	2	—
Short-term investments	—	(6)
Payments on capital leases and other long-term asset financings	65	37
Net cash provided by (used in) operating activities	$221	$(46)
Net cash used in investing activities	$(179)	$(334)
Net cash (used in) provided by financing activities	$(97)	$194

Reportable Segments

CSC provides information technology (IT) and business process outsourcing, consulting and systems integration services and other professional services to its customers. The Company targets the delivery of these services within three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS).

The Company's reportable segments in fiscal 2013 and 2012 are as follows:

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

Results of Operations

Revenues

Revenues for the NPS, MSS, and BSS segments for the first quarter of fiscal 2013 and fiscal 2012 are as follows:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011	Change	Percent Change
NPS	$1,368	$1,484	$(116)	(7.8)%
MSS	1,635	1,619	16	1.0
BSS	985	961	24	2.5
Corporate	3	3
Subtotal	3,991	4,067	(76)	(1.9)
Eliminations	(34)	(34)
Total Revenue	$3,957	$4,033	$(76)	(1.9)%

The major factors affecting the percent change in revenues for the first quarter ended June 29, 2012 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.7%	—	(8.5)%	(7.8)%
MSS	1.7	(3.8)%	3.1	1.0
BSS	5.6	(4.5)	1.4	2.5
Cumulative Net Percentage	2.3%	(2.6)%	(1.6)%	(1.9)%

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	June 29, 2012	July 1, 2011	Change	Percent Change
Department of Defense (1)	$921	$1,016	$(95)	(9.4)%
Civil Agencies (1)	388	404	(16)	(4.0)
Other (2)	59	64	(5)	(7.8)
Total	$1,368	$1,484	$(116)	(7.8)%

(1)	Certain fiscal 2012 amounts were reclassified from Department of Defense to Civil Agencies to conform to the current year presentation.

(2)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS first quarter revenue decreased $116 million, or 7.8%, as compared to the first quarter of fiscal 2012. This decrease was due to revenue decreases in the Department of Defense group (DOD) contracts, which decreased $95 million, or 9.4%, revenue decreases from contracts with Civil Agencies, which decreased $16 million, or 4.0%, and revenue decreases from Other contracts, which decreased $5 million, or 7.8%.

The decrease in revenue on DOD contracts was due to a combination of completion of task orders on Iraq and Afghanistan related contracts and a contract termination, partially offset by net increases in scope and tasking on existing contracts. The decrease in revenue from Civil Agencies was primarily due to reduced scope on existing contracts, timing of certain contractual milestones, and contract termination, partially offset by increased revenue on new fiscal 2012 contracts.

NPS' first quarter revenue decrease continues to reflect the ongoing uncertainty in government budgets and the difficulties customers are facing in awarding new initiatives. Delays in award decisions continue to be the most significant issue in the industry, with delays ranging from six to eighteen months on submitted proposals.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government's debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DOD baseline spending reductions over the next 10 years, starting in 2013. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Budget Control Act of 2011 will be implemented starting in January 2013. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. In June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. The DOD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of DOD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the operating results of the NPS business. While DOD would sustain the bulk of sequestration cuts affecting the Company, Civil Agencies may be significantly impacted as well.

During the first quarters of both fiscal 2013 and 2012, NPS won new contracts of $0.9 billion.

Managed Services Sector

MSS segment revenue increased $16 million, or 1.0%, as compared to the first quarter of fiscal 2012. In constant currency, revenue increased $78 million, or 4.8%. The adverse foreign currency impact was primarily due to the movement in the U.S. dollar against the Euro, the Danish Kroner and the British Pound. MSS' fiscal 2012 acquisition of AppLabs provided revenue of $28 million, or 1.7% of the revenue growth. Excluding the impact of foreign currency effects and the acquisition, net internal revenue for the first quarter increased $50 million, or 3.1% as compared to the same period in the prior year.

The increase in MSS' net internal revenue was primarily due to revenue from new client engagements acquired in fiscal 2012 and fiscal 2013 of $79 million, partially offset by revenue declining due to contract terminations, conclusions and modifications of existing contracts of $43 million. MSS revenue comparisons were also favorably impacted by one time adverse revenue adjustments in the first quarter of fiscal 2012 which did not recur in fiscal 2013.

During the first quarter of fiscal 2013, the Company announced contract awards with a total value of $2.2 billion compared to $0.5 billion during the same period in fiscal 2012.

Business Solutions & Services

BSS segment revenue increased $24 million, or 2.5%, as compared to the first quarter of fiscal 2012. In constant currency, revenue increased $67 million, or 7.0%. The adverse foreign currency impact was due to the movement in the U.S. dollar primarily against the Euro, the Australian Dollar and the British Pound. The acquisition of iSOFT provided $54 million, or 5.6% of revenue increase. Excluding the impact of foreign currency and the iSOFT acquisition, revenue for the first quarter increased $13 million, or 1.4%, over the same period in the prior year.

The increase in BSS net internal revenue was primarily from a contract with the U.K.'s National Health Service (NHS) , mostly offset by a revenue decrease in a BSS value-added reseller business in Asia. Revenue on the NHS contract was higher by approximately $40 million primarily due to recording revenue from achieving a key milestone associated with the Lorenzo Care Management software. The milestone was related to delivering the patient administration software functionality to the NHS. Revenue was also favorably impacted by deployment of Lorenzo Care Management software at three NHS trust sites. The revenue from BSS' reseller business in Asia decreased due to conclusion of certain key contracts in the first quarter of fiscal 2012 and as a result revenue from these contracts did not recur.

BSS year-over-year revenue trend was also adversely impacted by out of period adjustments. Revenue for the first quarter of fiscal 2013 was adversely impacted by $7 million of out of period adjustments, whereas revenue for the first quarter of fiscal 2012 was favorably impacted by $7 million, resulting in a year-over-year adverse impact of $14 million (see Note 4 to the Consolidated Condensed Financial Statements).

During the first quarters of both fiscal 2013 and fiscal 2012, BSS had contract awards of $0.9 billion.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage Point Change
(Amounts in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,253	$3,365	82.2%	83.5%	(1.3)%
Selling, general and administrative	291	264	7.4	6.5	0.9
Depreciation and amortization	263	278	6.6	6.9	(0.3)
Restructuring costs	27	—	0.7	—	0.7
Interest expense, net	40	30	1.0	0.7	0.3
Other (income) expense, net	9	(5)	0.2	(0.1)	0.3
Total	$3,883	$3,932	98.1%	97.5%	0.6%

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed in fiscal 2011 and fiscal 2012, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company’s investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has subsequently been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. The Audit Committee determined in August 2012 that its independent investigation is complete and the Committee has instructed its independent counsel to cooperate with the SEC Division of Enforcement by completing production of documents and providing any further information requested by the SEC Division of Enforcement.
In fiscal 2012 and subsequently during fiscal 2013, certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2013 and prior fiscal years. At this time, management does not believe that the effect of these additional items will be material to the Company's financial statements. However, the Company's investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of

Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first quarter of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Fiscal 2013 First Quarter Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$1	$1
Fiscal 2012	—	79	—	79
Fiscal 2011	52	(29)	(1)	22
Fiscal 2010	(48)	(9)	—	(57)
Prior fiscal years (unaudited)	(4)	(41)	—	(45)

Fiscal 2013 Financial Impact Summary

During the first quarter of fiscal 2013, the Company recorded various adjustments primarily in its NPS and BSS segments reducing income from continuing operations before taxes by $1 million and increasing net income by $5 million that should have been recorded in prior fiscal years. The out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $17 million of charges reducing income from continuing operations before taxes and $16 million of adjustments increasing income from continuing operations before taxes. The $17 million of pre-tax charges and $16 million of offsetting pre-tax credits included $10 million and $4 million, respectively of adjustments identified by the Company late in the fiscal 2012 closing process, and due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. The $17 million of pre-tax charges also included $7 million of adjustments identified and recorded by the Company in the first quarter of fiscal 2013 primarily related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses. Included in the $16 million of offsetting pre-tax credits were $12 million of adjustments identified and recorded by the Company in the first quarter of fiscal 2013 consisting of $10 million of reductions to accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012 and a $2 million correction of incentive compensation costs recorded in fiscal 2012. As noted above, the NPS and BSS segments were primarily impacted by the net out of period adjustments recorded in the first quarter of fiscal 2013 with income from continuing operations before taxes for NPS and BSS reduced by $6 million and increased by $4 million, respectively. The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

In fiscal 2012 and subsequently during fiscal 2013 certain additional items have been identified but not yet recorded related to the NHS contract that could have an effect on the amount and the allocation of the out of period adjustments for fiscal 2013 and prior fiscal years. At this time, management does not believe that the effect of these additional items will be material to the Company's financial statements. However, the Company's investigation into these additional items is ongoing, and the amount could change and the allocation across years is likely to change.

The select line items of the Consolidated Statement of Operations for the three months ended June 29, 2012, impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Three Months Ended June 29, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,957	$9	$3,966
Costs of services (excludes depreciation and amortization and restructuring costs)	3,253	3	3,256
Selling, general and administrative	291	—	291
Depreciation and amortization	263	—	263
Restructuring costs	27	5	32
Interest expense	45	—	45
Other (income) expense	9	—	9
Income from continuing operations before taxes	74	1	75
Taxes on income	32	6	38
Income from continuing operations	42	(5)	37
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	40	(5)	35
EPS – Diluted
Continuing operations	$0.26	$(0.03)	$0.23
Discontinued operations	—	—	—
Total	$0.26	$(0.03)	$0.23

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 29, 2012 are related to the following consolidated balance sheet line items:

•	Prepaid expenses ($2 million decrease)

•	Property and equipment ($1 million decrease)

•	Deferred revenue ($8 million increase)

•	Accrued expenses and other current liabilities ($10 million decrease)

The Company has determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2013.

Effect of Adjustments on Prior Year Financial Statements

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. During the first quarter of fiscal 2012, based on information then known by the Company, the Company identified and recorded out of period adjustments primarily to cost of services reducing income from continuing operations before taxes by $5 million within its MSS segment. The $5 million in pre-tax adjustments were comprised of $4 million of charges in MSS' Nordic operations and $1 million related to other MSS operations attributable to an understatement of accrued expenses in fiscal 2011 due to errors in the calculation of management incentive compensation. As a result of the ongoing investigation, the $1 million error was subsequently determined by the Company to be a $3 million out of period adjustment. This item included multiple components, a portion of which the Company previously considered not to be related to out of period errors. Based on the results of the independent investigation, the Company now attributes the $3 million adjustment to Other Errors, which include both unintentional errors and errors for which the categorization is unclear.

Further out of period adjustments were identified in subsequent quarters of fiscal 2012. The aggregate fiscal 2012 adjustments, including those noted above with respect to the first quarter of fiscal 2012, reduced income from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges in the Nordic region, $23 million of charges in the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million within MSS and BSS, respectively.

The select line items of the Consolidated Statement of Operations for the three months ended July 1, 2011 impacted by the out of period adjustments, including those recorded in the first quarter of fiscal 2013, under the rollover method are shown below.

	Three Months Ended July 1, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$4,033	$(8)	$4,025
Costs of services (excludes depreciation and amortization)	3,365	(15)	3,350
Selling, general and administrative	264	—	264
Depreciation and amortization	278	(1)	277
Interest expense	42	—	42
Other (income) expense	(5)	(1)	(6)
Income from continuing operations before taxes	101	9	110
Taxes on income	(85)	1	(84)
Income from continuing operations	186	8	194
Loss from discontinued operations, net of taxes	(1)	—	(1)
Net income attributable to CSC common shareholders	183	8	191
EPS – Diluted
Continuing operations	$1.18	$0.05	$1.23
Discontinued operations	(0.01)	—	(0.01)
Total	$1.17	$0.05	$1.22

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company for the three months ended July 1, 2011 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($6 million increase)

•	Prepaid expenses ($1 million decrease)

•	Deferred revenue ($2 million decrease)

•	Accrued expenses ($16 million increase)

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2012.

Costs of Services

Costs of services (COS), excluding the restructuring charges, as a percentage of revenue decreased to 82.2% for the first quarter of fiscal 2013 from 83.5% for the first quarter of fiscal 2012. The decrease was primarily driven by a lower MSS ratio, partially offset by a higher BSS ratio. The NPS ratio remained flat. Out of period adjustments impacted COS for the first quarter of fiscal 2013 favorably by $3 million and the first quarter of fiscal 2012 adversely by $15 million, resulting in a year-over-year favorable impact of $18 million (see Note 4 to the Consolidated Condensed Financial Statements).

The MSS COS ratio was favorably impacted primarily by operational improvements on contracts which experienced adverse performance-based adjustments in the first quarter of fiscal 2012, including service-level penalties and adjustments on contracts accounted for under percentage of completion, which did not repeat in the first quarter of fiscal 2013. Improvements in the COS ratio were partially offset by start-up issues on certain new contracts.

BSS' COS ratio was adversely impacted primarily by the core NHS contract. While revenues were slightly higher on the NHS contract in the first quarter versus the prior year, the Company recorded no margin on this revenue under the percentage of completion accounting method, as it is unable to estimate the final outcome of the contract other than to conclude that a further loss is not considered evident. See further discussion in Note 16 to the Consolidated Condensed Financial Statements. In addition, the recent acquisition of iSOFT, which had a relatively higher COS ratio than other BSS businesses, adversely impacted BSS' COS ratio.

The NPS COS ratio was flat. The impact of net adverse adjustments on certain contracts accounted for under the percentage of completion method of $23 million was offset by the higher profit margins on other fixed price contracts. The fiscal 2013 net adjustments included $28 million of adverse adjustments, primarily relating to a U.S. Department of Labor contract and $5 million of favorable adjustments.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue increased to 7.4% for the first quarter of fiscal 2013 from 6.5% for the first quarter of fiscal 2012. The increase was primarily driven by increases in the BSS and MSS ratios. The NPS ratio remained flat.

The BSS ratio increased primarily due to iSOFT and the BSS financial services business, partially offset by a reduced ratio associated with a NHS contract. iSOFT's SG&A ratio was adversely impacted primarily by continuing transition costs. The financial services business had higher marketing and selling expenses and the NHS ratio was favorable due to higher fiscal 2013 revenues while the costs remained flat. The MSS ratio increased due to higher marketing and selling costs and higher costs associated with a U.K. sales center established late in the first quarter of fiscal 2012. The SG&A ratio was also impacted by higher Corporate G&A mainly due to higher professional fees and sales and marketing costs.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased to 6.6% for the first quarter of fiscal 2013 from 6.9% for the first quarter of fiscal 2012. The decrease was due to a decrease in the MSS ratio, partially offset by increases in the NPS and BSS ratios.

The decreased MSS ratio was due to reduced depreciation and amortization expense as a result of significant impairment of fixed and intangible assets recorded in fiscal 2012 and reduced amortization on certain contracts due to contract conclusions, partially offset by higher depreciation and amortization on assets acquired from Applabs. The BSS ratio was higher primarily due to the acquisition of iSOFT, primarily offset by reduced depreciation on the NHS contract due to certain assets reaching the end of their useful lives. The NPS ratio increased due to higher capital expenditures on certain Civil contracts.

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

Restructuring costs recorded in the first quarter of fiscal 2013 of $27 million included $5 million of pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions, and was net of $7 million of reversal of accrual based on revised estimated headcount. Of the total $27 million, $13 million relates to MSS and $14 million to BSS.

Excluding the pension liability, the restructuring liability as of June 29, 2012, was $104 million of which $100 million is expected to be paid in fiscal 2013 and $4 million thereafter.

Interest Expense and Interest Income

Interest expense of $45 million in the first quarter of fiscal 2013 increased $3 million when compared to the same period in fiscal 2012 due to higher interest on capital leases and interest on borrowings by iSOFT, which was acquired at the end of the second quarter.

Interest income of $5 million in the first quarter of fiscal 2013 decreased $7 million when compared to the same period in fiscal 2012 due to reduced cash balances outside the U.S.

Other (Income) Expense, Net

Other (income) expense, was a net expense of $9 million for the first quarter of fiscal 2013 as compared to a net income of $5 million for the first quarter of fiscal 2012. The increase in net expense of $14 million was primarily due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and related hedges.

Taxes

The Company's effective tax rate (ETR) was 43.2% and (84.2)% for the first quarters ended June 29, 2012 and July 1, 2011, respectively. The primary driver of the ETR in the first quarter of fiscal 2013 was a net increase in valuation allowances in non-US jurisdictions and the global mix of income. The primary driver of the ETR in the first quarter of fiscal 2012 was an election made by the Company to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced the ETR by 119.8%.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2013 compared to fiscal year-end 2012.

The Finance Act 2012 ("the Act") was signed into law in India on May 28th, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The Act overrides the recent Vodafone ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The Act has been challenged in the Indian courts. However, there is no assurance that such a challenge will be successful.

CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company believes that the Act does not apply to these prior acquisitions and that is has strong defenses against any claims that might be raised by the Indian tax authorities.

Earnings Per Share and Share Base

Earnings per share (EPS), on a diluted basis, for the first quarter of fiscal 2012 was $0.26 and decreased $0.91 from the first quarter of fiscal 2012. The decrease in EPS was the result of a decrease in income before taxes of $27 million and increase in tax expense of $117 million. The increase in the tax expense was primarily due to recognition of valuation allowances associated with certain non-U.S. CSC subsidiaries, change in global mix of income before taxes and non-recurrence of discrete tax benefits that were recognized during the first quarter of fiscal 2012.

Cash Flows

	Quarter Ended
Amounts in millions	June 29, 2012	July 1, 2011
Net cash provided by (used in) operating activities	$221	$(46)
Net cash used in investing activities	(179)	(334)
Net cash (used in) provided by financing activities	(97)	194
Effect of exchange rate changes on cash and cash equivalents	(38)	15
Net decrease in cash and cash equivalents	(93)	(171)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at the end of period	$1,000	$1,666

For the first quarter of fiscal 2013, net cash from operating activities of $221 million increased $267 million as compared to the first quarter of fiscal 2012. The increase is primarily due to higher collections of accounts receivable across all segments of $350 million, partially offset by higher payroll payments of $75 million, primarily due to annual salary increases and acquisitions that occurred in the second quarter of fiscal 2012.

Net cash used in investing activities for the first quarter of fiscal 2013 was $179 million, a decrease of $155 million compared to the first quarter of fiscal 2012. The decrease is primarily due to lower expenditures on software of $65 million, lower purchases of property and equipment of $39 million, and lower expenditures on outsourcing contract costs of $19 million.

Net cash used in financing activities in the first quarter of fiscal 2013 was $97 million, a decrease of $291 million compared to the first quarter of fiscal 2012. This decrease is primarily due to $200 million in net borrowings of commercial paper in the first quarter of fiscal 2012 that did not recur in the first quarter of fiscal 2013.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended March 30, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $1 billion at June 29, 2012 and $1.1 billion at March 30, 2012. At June 29, 2012, the Company had approximately $684 million of cash and cash equivalents held outside of the U.S. A substantial amount of cash held outside of the U.S. can be made available through the settlement of intercompany loans in a tax efficient manner to fund U.S. obligations. However, should the Company determine to repatriate cash held by the Company outside the U.S. as dividends, it could be required to pay additional taxes. It is generally management's intent to permanently reinvest the earnings of its foreign operations. The fiscal 2012 acquisitions of iSOFT and AppLabs were made with the use of non-U.S. cash.

At the end of the first quarter of fiscal 2013, CSC’s ratio of debt to total capitalization was 49.9%, an increase from 49.2% at the end of fiscal 2012. The increase in the debt ratio was primarily the result of a decrease in total equity, which was driven by an increase in accumulated other comprehensive loss (AOCL) of $114 million and dividend declared of $31 million, partially offset by an increase in net income of $40 million. The increase in AOCL was primarily due to adverse foreign currency translation adjustments. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the first quarter of fiscal 2013 and as of fiscal year end 2012:

	As of
(Amounts in millions)	June 29, 2012	March 30, 2012
Debt	$2,718	$2,740
Equity	2,728	2,834
Total capitalization	$5,446	$5,574
Debt to total capitalization	49.9%	49.2%

At June 29, 2012, the Company had $46 million of short-term borrowings under uncommitted lines of credit with foreign banks, $1,211 million of current maturities of long-term debt, $1,461 million of long-term debt, and no borrowings outstanding against the Company's commercial paper program.

The Company has a committed line of credit of $1.5 billion, which serves as collateral to the Company's commercial paper program. This facility, which expires on March 18, 2015, requires the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company is in compliance with these requirements.

During the first quarter of fiscal 2013, the Company paid quarterly cash dividends to its common stockholders of $0.20 per share or approximately $31 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of June 29, 2012, the Company’s total liquidity was approximately $2.5 billion, consisting of $1.0 billion of cash and cash equivalents and the full $1.5 billion available under the 2015 credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future, including repayment of $1 billion of its long-term debt which is due in the fourth quarter of fiscal 2013 and the fiscal 2013 pension and other post employment benefits funding obligations, through the combination of cash flows from operating activities and current cash balances. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option with Equifax. However, there can be no assurances that the Company will be able to issue debt with acceptable terms in the future.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance. Continued uncertainty in the global economic conditions may also affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

The three major rating agencies that rate the Company's debt have taken ratings actions during the first quarter of fiscal 2013. On May 17, 2012, Moody's lowered the Company's long term credit rating from Baa1 with a negative watch to Baa2 with a stable outlook. Moody's confirmed its short term rating at P-2. In December 2011, S&P lowered the Company's rating from A- to BBB+ with a negative credit watch. On May 22, 2012, S&P and Fitch lowered the credit rating to BBB with a negative outlook and a short term rating of A-2 and F-3 respectively. These changes in our credit ratings had no material impact on our current borrowing costs, and we believe they will not have a material impact on our ability to raise further debt financing in the future although the costs of such borrowing would increase. The ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB	Negative	F-3
Moody's	Baa2	Stable	P-2
S&P	BBB	Negative	A-2

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

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the 2011 Repurchase Program. The Company did not repurchase any shares during the first quarter of fiscal 2013.

Contract with the U.K. National Health Services

As more fully discussed in Note 16 to the Consolidated Condensed Financial Statements, CSC and NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system. The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. As described more fully below, the Company is currently in negotiations with the NHS to agree on a modified contract.

On February 4, 2011, NHS formally notified the Company that it believed the Company’s failure to achieve a key milestone constituted a breach of contract and NHS was considering its position on termination of all or parts of the contract; however, NHS subsequently clarified that its notice was not intended to suggest that termination was the only option which it was considering and, in fact, NHS was considering the full range of options it believed were available to NHS. Notwithstanding this dispute, both NHS and the Company continued discussions leading to agreement on the terms of a Memorandum of Understanding (MOU), the terms of which would ultimately be reflected in a contract amendment. Negotiation of the terms of the MOU were substantially completed in May 2011. Subsequent government reviews of the MOU occurred. In November 2011, the Company, the NHS and Cabinet officials resumed discussions on the MOU and the way forward, which included discussions regarding a proposed contract amendment with different scope modifications and contract value reductions than those contemplated by the MOU.  In late December 2011, CSC was informed that neither the MOU nor the contract amendment then under discussion would be approved by the government. Notwithstanding the failure to reach agreement, CSC and the NHS continued discussions in 2012 regarding proposals advanced by both parties reflecting scope modifications and contract value reductions that differed materially from those contemplated by the MOU.

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

While the parties intended to conclude a binding interim agreement by June 29, 2012, as previously disclosed, no agreement was reached by this date. On May 31, 2012, the previously disclosed Lorenzo-related standstill agreement was extended to August 31, 2012. Discussions concerning the interim agreement are continuing positively.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement or if the parties do not enter into the interim agreement or an amendment by August 31, 2012 that the Lorenzo-related standstill arrangement will be further extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

The contract has been accounted for using the percentage of completion method based on management’s best estimates of total contract revenue and costs. While software development and deployment activities continue in cooperation with the NHS, because of the December 2011 communication rejecting the MOU referred to above, the proposals to significantly reduce the scope and value of the Lorenzo deployments, and the uncertainty over the results of these negotiations, CSC revised its estimate of revenues and costs at completion under the percentage of completion method during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of this change in estimate, the Company recorded a $1,485 million contract charge in fiscal 2012. The Company concluded that an additional forward loss was not evident at the end of the third quarter of fiscal 2012, so no further loss was accrued. This conclusion was re-affirmed at the end of the fourth quarter of fiscal 2012. The Company continues to account for the contract under the percentage of completion method, and will evaluate on a quarterly basis whether or not a forward loss is evident. The Company will also evaluate whether it is appropriate to record contract-related net assets, which should only be recorded if recoverability of the assets is considered probable. Costs will be recorded as incurred and revenue recorded as earned. During the fourth quarter of fiscal 2012, expenses exceeded revenue, resulting in a pre-tax loss of $32 million. Under percentage of completion accounting guidance, the excess costs could be deferred and an asset recorded, if no future loss is expected. However, the Company determined that costs should not be deferred at fiscal 2012 year-end due to uncertainty over whether such an asset could be recorded given the uncertainty surrounding ongoing negotiations.

During the quarter, the Company earned revenues of $88 million and incurred costs of $68 million. The excess revenue was primarily a result of achieving a key milestone associated with the Lorenzo Care Management software on the contract that was agreed to by the NHS, as well as from delivery of the software at three sites. Because of uncertainty over the future profitability of the contract, the Company accrued additional costs of $20 million so as to record no profit for the quarter. The Company has concluded that a further loss is not evident based on the current status of its negotiations with the NHS. The Company's net investment in the contract at the end of the first quarter of fiscal 2013 was approximately $97 million, consisting primarily of $144 million of billed and unbilled receivables, partially offset by deferred revenue and accrued expenses. The receivables included $56 million associated with the Lorenzo Care Management revenue noted above as well as additional balances associated with ongoing non-Lorenzo activities.

While the contract is in a cumulative loss position, and while a forward loss is not evident and has not been accrued, further losses could be incurred by CSC depending on the outcome of negotiations, the terms of any potential agreement, or if no agreement is concluded. The Company is unable to estimate the amount of such additional costs; however, such costs could be material. In addition, depending on the outcome of the negotiations, it is also reasonably possible that an agreement amending the terms of the NHS contract, if concluded, could result in a payment to the Company for the recovery of a portion of the amounts that have been written off as of June 29, 2012 and therefore generate a gain in the near term, net of the Company's net investment in the contract of approximately $97 million. However, there can be no assurance that an agreement with NHS will be concluded, that the terms of any such agreement would be favorable to CSC or as provided in the letter of intent, that any gain will be generated in the event such an agreement is concluded or that any recovery will occur.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim Consolidated Condensed Financial Statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2012. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Condensed Financial Statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; estimates used to determine deferred income taxes; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze legal and tax contingencies and litigation. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, we caution that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. For the quarter ended June 29, 2012, there has been no significant change in related market risk factors.

Item 4. Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of June 29, 2012 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2012.

Changes in Internal Controls

“Internal controls over financial reporting” is a process designed by, or under the supervision of, the issuer's principal executive and financial officers, and effected by the issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the consolidated financial statements.

During the fiscal quarter ended June 29, 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 17, Commitments & Contingencies of the Notes to the Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this filing. Such information is incorporated herein by reference and made a part hereof.

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

2.
We are the subject of an ongoing SEC investigation and an SEC comment letter process, which could divert management's focus, result in substantial investigation expenses and have an adverse impact on our reputation and financial condition and results of operations.

On May 2, 2011, the Audit Committee commenced its investigation into certain accounting errors and irregularities, primarily in our Nordic region and in our operations in Australia. This investigation also reviewed certain aspects of our accounting practices within our Americas Outsourcing operation and certain of our contracts that involve the percentage of completion accounting method, including our contract with the U.K. National Health Service (NHS). As a result of this investigation, we have recorded certain out of period adjustments to our historical financial statements and taken certain remedial measures. The SEC is conducting its own investigation into the foregoing areas as well as certain related disclosure matters. See Note 4 to the Consolidated Condensed Financial Statements for a discussion of these investigations and adjustments.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance, are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of time of our senior management has been focused on these matters that otherwise would have been focused on the growth of our business. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

3.
We are currently in negotiations with the United Kingdom's NHS to modify the terms of our contractual relationship. Failure to conclude a satisfactory resolution could materially adversely affect our consolidated financial condition, results of operations and cash flows.

CSC and the NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system. As a result of unresolved and continuing discussions between the Company and the NHS concerning possible modifications to such contract, the Company materially impaired its net investment in the contract and recorded a $1.5 billion contract charge as of December 31, 2011. In connection with continuing contract discussions, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent (the “letter of intent”) pursuant to which the parties agreed to a set of high-level principles regarding contract scope modifications and value reductions and expressed their mutual intention to enter into a binding interim agreement (the “interim agreement”) reflecting such principles. The letter of intent also included a Lorenzo-related standstill agreement. Discussions concerning the interim agreement are still ongoing. The interim agreement, if agreed, will form the basis of an amendment and restatement of the existing NHS contract to be negotiated by the parties. Entry into the interim agreement, and ultimately the amendment, will require U.K. government approvals. There can be no assurance that such approvals will be obtained. While the parties intended to conclude a binding interim agreement by June 29, 2012, as previously disclosed, no agreement was reached by this date. On May 31, 2012, the previously disclosed Lorenzo-related standstill agreement was extended to August 31, 2012. Discussions concerning the interim agreement are continuing positively.

There can be no assurance that CSC and NHS will enter into the interim agreement or any amendment to the existing agreement, or if the parties do not enter into the interim agreement or an amendment by August 31, 2012, that the Lorenzo-related standstill arrangement will be further extended. Likewise, there can be no assurance that if the interim agreement or any amendment are negotiated and entered into, that such documents as finally negotiated will be on terms favorable to CSC or as provided in the letter of intent.

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

See Note 16 to the Consolidated Condensed Financial Statements for further discussion concerning the foregoing matters.

4.	Our largest customer, the U.S. federal government, accounts for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36% of our revenue for fiscal 2012. While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, including deficit reduction measures, the cost of ongoing military conflicts, the cost of rebuilding infrastructure as a result of natural disasters, and the costs of other one-time adverse events such as the recent financial industry liquidity crisis, may reduce the U.S. federal government's demand and available funds for information technology projects, adversely impacting our NPS segment and our business. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government's debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DOD baseline spending reductions over the next 10 years, starting in 2013. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Budget Control Act of 2011 will be implemented starting in January 2013. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. In June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. The DOD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of DOD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the operating results of our NPS business. While DOD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies may be significantly impacted as well. While we believe that our business is well-positioned in areas that the DOD has indicated area areas of focus for future defense spending, the impact of the Budget Control Act remains uncertain and our business and industry could be materially adversely affected.

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

As noted in Part II, Item 1, Legal Proceedings and Note 17 to the Consolidated Condensed Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur charges which may have a material and adverse impact on our liquidity and earnings.

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

We enter into foreign currency forward contracts and options with a number of counterparties. As of June 29, 2012, we had outstanding foreign currency forward contracts with a notional value of $1,964 million and outstanding option contracts with a notional value of $526 million. The terms of these contracts are often customized and complex. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 29, 2012, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 31, 2012 to April 27, 2012	348	$31.26	—	$935,013,016
April 28, 2012 to May 25, 2012	225	$29.41	—	$935,013,016
May 26, 2012 to June 29, 2012	63,877	$26.26	—	$935,013,016

(1)
The Company accepted 56,172 shares of its common stock in the quarter ended June 29, 2012, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 8,278 shares of its common stock in the quarter ended June 29, 2012, from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the new repurchase program. The approximate amount for which shares may yet be purchased under this program at June 29, 2012 is $935 million.

The Company did not repurchase any shares of its common stock in the fiscal quarter ended June 29, 2012.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

a.	The Company held its Annual Meeting of Stockholders on August 7, 2012.

b.
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for director as listed in the Proxy Statement, and all such nominees were elected.

The stockholders elected each of the nine nominees to the Board of Directors.

With respect to each nominee, the results of the vote were as follows:

Name	For	Against	Abstain	Broker Non-Votes

Irving W. Bailey, II	121,980,550	11,032,511	135,225	8,325,152
David Barram	119,163,414	13,630,667	354,205	8,325,152
Stephen L. Baum	118,598,968	14,194,328	354,990	8,325,152
Erik Brynjolfsson	131,576,526	1,417,865	153,895	8,325,152
Rodney F. Chase	119,088,292	13,711,113	348,881	8,325,152
Judith R. Haberkorn	122,628,059	10,389,433	130,794	8,325,152
J. Michael Lawrie	131,715,376	1,272,080	160,830	8,325,152
Chong Sup Park	116,380,953	16,636,091	131,242	8,325,152
Lawrence A. Zimmerman	131,993,328	1,014,780	140,178	8,325,152

c.	The stockholders approved, by non-binding vote, the Company's executive compensation.

For:	109,639,661
Against:	23,297,576
Abstain:	211,049
Broker Non-Votes:	8,325,152

d.	The stockholders ratified the appointment of Deloitte and Touche LLP as the Company's independent auditors for the 2013 fiscal year.

For:	126,847,607
Against:	14,485,065
Abstain:	140,766
Broker Non-Votes:	—

e.
On August 7, 2012, the Company's Board declared a dividend of $0.20 per share for the quarter ended June 29, 2012, payable on October 4, 2012, to the holders of the Company's common stock as of the close of business on September 5, 2012.

Item 6. Exhibits
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

3.2	Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)
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
10.20
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 13.1 to the Company's Current Report on Form 8-K dated February 7, 2012)

10.21
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.22
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.23
Performance Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.24	Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh (1)
10.25	Service Based Inducement Restricted Stock Unit Award Agreement, dated July 16, 2012, between the Company and Sunita Holzer (1)
10.26	Form of Performance Based Restricted Stock Unit Award Agreement for Employees(1)
10.27	Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1)
10.28	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 4, 2007)
10.29
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 1, 2007)

10.3
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.31	Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010)
10.32	2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)
10.33	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.34	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)
10.35	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)
10.36	Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.35 to the Company's Current Report on Form 8-K dated December 6, 2005)
10.37
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.38	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011)

10.39
Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1) (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011)

10.40
Retention Letter with Peter Allen effective August 22, 2011(1) (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011)

10.41
Retention Letter with Randy Phillips, effective October 16, 2011(1)(incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011)

10.42
Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011)

10.43	Separation Agreement with Russell H. Owen effective September 16, 2011 (1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2011)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
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

COMPUTER SCIENCES CORPORATION

Dated:	August 8, 2012	By:	/s/ Donald G. DeBuck
		Name:	Donald G. DeBuck
		Title:	Vice President and Controller
(Principal Accounting Officer)