Form 10-Q
period 2012-09-28
COMPUTER SCIENCES CORP
filed 2012-11-06
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 28, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
155,368,699 shares of Common Stock, $1.00 par value, were outstanding on October 26, 2012.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Revenues	$3,854	$3,966	$7,811	$7,999

Costs of services (excludes depreciation and amortization, settlement charge and restructuring costs ($56 and $83 for the second quarter and first six months of fiscal 2013))	2,994	3,283	6,247	6,648
Cost of services – settlement charge (excludes amount charged to revenue of $42 (fiscal 2012))	—	227	—	227
Selling, general and administrative (excludes restructuring costs ($2 for both the second quarter and first six months of fiscal 2013))	301	307	592	571
Depreciation and amortization	273	290	536	568
Goodwill impairment	—	2,685	—	2,685
Restructuring costs	58	—	85	—
Interest expense	45	46	90	88
Interest income	(5)	(12)	(10)	(24)
Other (income) expense, net	(14)	(6)	(5)	(11)
Total costs and expenses	3,652	6,820	7,535	10,752

Income (loss) from continuing operations before taxes	202	(2,854)	276	(2,753)
Taxes on income	64	12	96	(73)
Income (loss) from continuing operations	138	(2,866)	180	(2,680)
Loss from discontinued operations, net of taxes	—	—	—	(1)
Net income (loss)	138	(2,866)	180	(2,681)
Less: net income attributable to noncontrolling interest, net of tax	8	11	10	13
Net income (loss) attributable to CSC common shareholders	$130	$(2,877)	$170	$(2,694)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.84	$(18.56)	$1.09	$(17.38)
Discontinued operations	—	—	—	(0.01)
	$0.84	$(18.56)	$1.09	$(17.39)
Diluted:
Continuing operations	$0.83	$(18.56)	$1.09	$(17.38)
Discontinued operations	—	—	—	(0.01)
	$0.83	$(18.56)	$1.09	$(17.39)

Cash dividend per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net income (loss)	$138	$(2,866)	$180	$(2,681)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	39	(142)	(88)	(101)
Pension and other postretirement benefit plans	21	(1)	35	—
Other comprehensive income (loss), net of taxes	60	(143)	(53)	(101)

Comprehensive income (loss)	198	(3,009)	127	(2,782)
Less: comprehensive (loss) income attributable to noncontrolling interest, net of taxes	(11)	11	(8)	13
Comprehensive income (loss) attributable to CSC common shareholders	$209	$(3,020)	$135	$(2,795)

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	September 28, 2012	March 30, 2012

ASSETS
Cash and cash equivalents	$1,850	$1,093
Receivables, net of allowance for doubtful accounts of $43 (2013) and $51 (2012)	3,102	3,257
Prepaid expenses and other current assets	516	533
Total current assets	5,468	4,883

Property and equipment, net of accumulated depreciation $3,624 (2013) and $3,703 (2012)	2,335	2,441
Software, net of accumulated amortization of $1,548 (2013) and $1,481 (2012)	634	649
Outsourcing contract costs, net of accumulated amortization of $955 (2013) and $1,240 (2012)	539	562
Goodwill	1,768	1,752
Other assets	905	902
Total Assets	$11,649	$11,189

LIABILITIES
Short-term debt and current maturities of long-term debt	$988	$1,254
Accounts payable	386	478
Accrued payroll and related costs	712	789
Accrued expenses and other current liabilities	1,276	1,339
Deferred revenue and advance contract payments	607	619
Income taxes payable and deferred income taxes	46	57
Total current liabilities	4,015	4,536

Long-term debt, net of current maturities	2,399	1,486
Income tax liabilities and deferred income taxes	358	357
Other long-term liabilities	1,992	1,976

EQUITY
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 164,006,077 (2013) and 163,719,508 (2012)	164	164
Additional paid-in capital	2,181	2,168
Earnings retained for use in business	2,038	1,930
Accumulated other comprehensive loss	(1,128)	(1,093)
Less: common stock in treasury, at cost, 8,643,386 shares (2013) and 8,518,540 shares (2012)	(392)	(390)
Total CSC stockholders’ equity	2,863	2,779
Noncontrolling interest in subsidiaries	22	55
Total Equity	2,885	2,834
Total Liabilities and Equity	$11,649	$11,189

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$180	$(2,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	560	611
Goodwill impairment	—	2,685
Settlement charge	—	269
Stock-based compensation	20	22
Loss on dispositions	11	3
Provision for losses on accounts receivable	3	6
Unrealized foreign currency exchange (gain) loss	(71)	10
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	55	(217)
Decrease in liabilities	(93)	(748)
Net cash provided by (used in) operating activities	665	(40)

Cash flows from investing activities:
Purchases of property and equipment	(215)	(301)
Outsourcing contracts	(61)	(96)
Acquisitions, net of cash acquired	(34)	(368)
Software purchased and developed	(89)	(146)
Other investing activities, net	33	8
Net cash used in investing activities	(366)	(903)

Cash flows from financing activities:
Net borrowings of commercial paper	—	505
Borrowings under lines of credit	126	79
Repayment of borrowings under lines of credit	(143)	(19)
Borrowings on long-term debt, net of discount	699	—
Principal payments on long-term debt	(120)	(395)
Proceeds from stock options and other common stock transactions	1	15
Excess tax benefit from stock-based compensation	—	2
Dividend payments	(62)	(62)
Other financing activities, net	(32)	(6)
Net cash provided by financing activities	469	119
Effect of exchange rate changes on cash and cash equivalents	(11)	(35)
Net increase (decrease) in cash and cash equivalents	757	(859)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at end of period	$1,850	$978

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				170			170	10	180
Other comprehensive loss					(35)		(35)	(18)	(53)
Stock-based compensation expense			20				20		20
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	286	—	(7)				(7)		(7)
Cash dividends declared				(62)			(62)		(62)
Noncontrolling interest distributions and other						—	—	(25)	(25)
Balance at September 28, 2012	164,006	$164	2,181	2,038	$(1,128)	(392)	$2,863	22	$2,885

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Net income (loss)				(2,694)			(2,694)	13	(2,681)
Other comprehensive loss					(101)		(101)		(101)
Stock-based compensation expense			22				22		22
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	695	1	14				15		15
Cash dividends declared				(62)			(62)		(62)
Noncontrolling interest distributions and other				(1)			(1)	$(12)	(13)
Balance at September 30, 2011	163,568	$164	$2,156	$3,539	$(791)	$(389)	$4,679	$57	$4,736

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarter and six months ended September 28, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (fiscal 2012). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Income from continuing operations, before taxes and non-controlling interest, and diluted earnings per share from continuing operations included the following adjustments due to changes in estimated profitability on long-term contracts accounted for under the percentage-of-completion method:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share data)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Gross favorable	$55	$45	$64	$47
Gross unfavorable	(32)	(39)	(60)	(98)
Total net adjustments, before taxes and non-controlling interest	$23	$6	$4	$(51)

Impact on diluted EPS from continuing operations	$—	$(0.07)	$(0.08)	$(0.36)

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and should they occur, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States and other governments that are expected to be collected after one year totaled $58 million and $78 million as of September 28, 2012 and March 30, 2012, respectively.

Depreciation expense was $184 million and $362 million for the quarter and six months ended September 28, 2012, respectively, and $185 million and $367 million for the quarter and six months ended September 30, 2011, respectively.

The changes in accumulated other comprehensive loss are as follows:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes and non-controlling interest	(89)	54	(35)
Balance at September 28, 2012	$71	$(1,199)	$(1,128)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

On June 16, 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The change did not have an effect on the Company's financial condition, results of operations, or cash flows. The Company adopted the amendments in the updates effective at the beginning of fiscal 2013 using the two-statement approach.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment. The amendments in this ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary. However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4. The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The entity may resume performing the qualitative assessment in any subsequent period. The Company adopted the amendments in the update effective at the beginning of fiscal 2013 on a prospective basis, and they did not have a material effect on CSC's Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which provides guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in financial statements. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in the update become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the amendments of this update is not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the amendments in this ASU is not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

Note 3 –	Acquisitions

Fiscal 2013 Acquisition

During the second quarter, CSC acquired a privately-held entity for $35 million in an all cash transaction. The acquisition will enhance CSC's strategy of offering customers greater value through data expertise and intellectual property within CSC's Big Data and Analytics portfolio. The purchase price was allocated to net assets acquired based on preliminary estimates of fair value at the date of acquisition as: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. The goodwill is associated with the Company's North American Public Sector (NPS) segment and is expected to be tax deductible.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The results of the acquired business have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition. The pro forma financial information for this acquisition is not presented as it is not material to CSC’s consolidated results.

Fiscal 2012 Acquisitions

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

The results of iSOFT have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition within its Business Solutions and Services (BSS) segment. For the quarter and six months ended September 28, 2012, iSOFT contributed revenues of $49 million and $103 million, respectively, and a net operating loss of $20 million and $48 million, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred at the beginning of fiscal 2011:

	Quarter Ended
	As Reported	Pro Forma
(Amounts in millions, except per-share data)	September 30, 2011	September 30, 2011
Revenue	$3,966	$3,981
Net loss attributable to CSC common shareholders	(2,877)	(2,888)
Basic EPS	$(18.56)	$(18.62)
Diluted EPS	$(18.56)	$(18.62)

	Six Months Ended
	As Reported	Pro Forma
(Amounts in millions, except per-share data)	September 30, 2011	September 30, 2011
Revenue	$7,999	$8,077
Net loss attributable to CSC common shareholders	(2,694)	(2,727)
Basic EPS	$(17.39)	$(17.60)
Diluted EPS	$(17.39)	$(17.60)

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the six months ended September 30, 2011 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011. Additionally, the six months ended September 30, 2011 information has been adjusted to exclude transaction costs of $9 million.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The results of AppLabs have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition within the Managed Services Sector (MSS) segment. For the quarter and six months ended September 28, 2012, AppLabs contributed revenues of $25 million and $53 million, respectively, and net operating income of $3 million and $6 million, respectively. The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

Other Acquisitions

Also during fiscal 2012, CSC acquired two privately-held entities for $28 million in cash plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions will enhance CSC’s offerings in the healthcare information technology and financial services industries.

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

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed, in fiscal 2011 the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in this investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist with their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As previously disclosed, in fiscal 2012 and in the first quarter of fiscal 2013 the Company had identified but not yet recorded certain additional items related to the NHS contract that could have an effect on the amount and the allocation of the prior period adjustments. During the second quarter of fiscal 2013, the Company continued its analysis of these items related to the NHS contract and recorded net credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. These adjustments result primarily from accounting errors identified by the Company related to costs incurred under the contract. At this time, although the Company's investigation into these items is still ongoing, management does not believe that the effect of the items identified and recorded are material to the Company's financial statements.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are described in this Note 4.

The Company believes the SEC has expanded its investigation into the foregoing areas as well as into certain related disclosure matters. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors or irregularities or other areas of review. As a result, CSC has incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of the Company's senior management's time has been focused on these matters that otherwise would have been focused on the growth of the Company. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, CSC is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for the Company, could have an adverse impact on its reputation, business, financial condition, results of operations or cash flows.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first six months of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	First Six Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$(7)	$(7)
Fiscal 2012	—	79	(13)	66
Fiscal 2011	52	(29)	(13)	10
Fiscal 2010	(48)	(9)	18	(39)
Prior fiscal years (unaudited)	(4)	(41)	15	(30)

Fiscal 2013 Financial Impact Summary

During the second quarter and through the first six months of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million and $7 million, respectively, that should have been recorded in prior fiscal years ($10 million and $13 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The $8 million pre-tax out of period adjustments recorded in the second quarter of fiscal 2013 consisted primarily of $9 million of net adjustments increasing income from continuing operations before taxes related to the Company's investigation of the use of percentage of completion accounting on the NHS contract. Such adjustments result primarily from accounting errors identified by the Company related to costs incurred under the NHS contract.

As previously reported, based on information then known by the Company, the out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $6 million of net adjustments reducing income from continuing operations before taxes identified by the Company late in the fiscal 2012 closing process, and due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. Also in the first quarter of fiscal 2013, the Company identified and recorded $5 million of net pre-tax adjustments increasing income from continuing operations that should have been recorded in prior fiscal years. The $5 million of net pre-tax adjustments consisted primarily of charges related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses offset by credits primarily related to corrections of $10 million to reduce accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012.

The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

The cumulative impact on income (loss) from continuing operations before taxes of the out of period adjustments identified in the first six months of fiscal 2013 and in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	First Six Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$(9)	$(9)
Fiscal 2012	25	(13)	12
Fiscal 2011	(7)	(12)	(19)
Fiscal 2010	(4)	18	14
Prior fiscal years (unaudited)	(14)	16	2

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The select line items of the Consolidated Statement of Operations for the quarter and six months ended September 28, 2012 impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Quarter Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,854	$2	$3,856
Costs of services (excludes depreciation and amortization and restructuring costs)	2,994	13	3,007
Selling, general and administrative	301	(2)	299
Depreciation and amortization	273	—	273
Restructuring costs	58	—	58
Interest expense	45	—	45
Other (income) expense	(14)	1	(13)
Income from continuing operations before taxes	202	(10)	192
Taxes on income	64	—	64
Income from continuing operations	138	(10)	128
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	130	(10)	120
EPS – Diluted
Continuing operations	$0.83	$(0.06)	$0.77
Discontinued operations	—	—	—
Total	$0.83	$(0.06)	$0.77

	Six Months Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,811	$11	$7,822
Costs of services (excludes depreciation and amortization and restructuring costs)	6,247	12	6,259
Selling, general and administrative	592	—	592
Depreciation and amortization	536	1	537
Restructuring costs	85	5	90
Interest expense	90	—	90
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	276	(7)	269
Taxes on income	96	6	102
Income from continuing operations	180	(13)	167
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	170	(13)	157
EPS – Diluted
Continuing operations	$1.09	$(0.08)	$1.01
Discontinued operations	—	—	—
Total	$1.09	$(0.08)	$1.01

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the six months ended September 28, 2012 are related to the following consolidated balance sheet line items:

•	Prepaid expenses ($6 million increase);

•	Deferred revenue ($9 million increase); and

•	Accrued expenses and other current liabilities ($10 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2013, first six months of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Effect of Adjustments on Prior Year Financial Statements

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments reduced income from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million of adjustments within MSS and BSS, respectively.

During the second quarter and six months ended September 30, 2011, based on information then known by the Company, the Company recorded, primarily in the Nordic Region and Australia, net pre-tax adjustments reducing income from continuing operations before taxes by $23 million and $28 million ($17 million and $20 million, net of tax), respectively, that should have been recorded in prior fiscal years. All but $2 million of these pre-tax adjustments relate to MSS.

Nordic Region Adjustments

The Nordic pre-tax adjustments recorded in the second quarter and first six months of fiscal 2012 totaled $6 million and $10 million, respectively, and were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct (other than a $1 million operating lease adjustment, which was a refinement of an error previously corrected and reported in fiscal 2011).

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. Based on the information then known by the Company, the Company recorded $19 million of pre-tax adjustments during the second quarter and during the six months ended September 30, 2011. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other accounting errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The impact of the Australia adjustments recorded during the first six months of fiscal 2012 on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(2)	$—	$1
Other Errors	(6)	(14)	(1)	1	(20)
	$4	$(21)	$(3)	$1	$(19)

The principal intentional irregularities relate to excess reserves of $8 million established in fiscal 2008 to manage earnings, which reserves were reversed in fiscal 2009, while the unintentional errors include an incorrect accounting conclusion on a sale leaseback transaction in fiscal 2009 that triggered an impairment of $9 million and the inappropriate capitalization of transition costs of $3 million in fiscal 2011. In addition, included in the adjustments discussed above, the Company identified and recorded a $1 million pre-tax adjustment reducing income from continuing operations related to its review of the accounting treatment with respect to revenue recognition for one of its Australia customer contracts.

Other Adjustments

The Company also identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions, which increased income from continuing operations by $2 million for the second quarter and $1 million for the first six months of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

The following table summarizes the cumulative effect on net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, fiscal 2012 and the six months ended September 28, 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Increase/(Decrease)
(Amounts in millions)	Quarter Ended September 30, 2011	Six Months Ended September 30, 2011
Nordic adjustments	$6	$10
Australia adjustments	20	20
Other adjustments	(10)	(6)
Effect on loss from continuing operations before taxes	16	24
Taxes on income	(3)	(5)
Other income tax adjustments	14	15
Effect on net loss attributable to CSC common shareholders	$27	$34

The select line items of the Consolidated Statement of Operations for the quarter and six months ended September 30, 2011 impacted by the out of period adjustments, including those recorded in the first six months of fiscal 2013, under the rollover method are shown below.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended September 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,966	$8	$3,974
Costs of services (excludes depreciation and amortization)	3,283	6	3,289
Selling, general and administrative	307	(2)	305
Depreciation and amortization	290	(8)	282
Interest expense	46	(3)	43
Other (income) expense	(6)	(1)	(7)
Income from continuing operations before taxes	(2,854)	16	(2,838)
Taxes on income	12	(11)	1
Income from continuing operations	(2,866)	27	(2,839)
Loss from discontinued operations, net of taxes	—	—	—
Net income attributable to CSC common shareholders	(2,877)	27	(2,850)
EPS – Diluted
Continuing operations	$(18.56)	$0.17	$(18.39)
Discontinued operations	—	—	—
Total	$(18.56)	$0.17	$(18.39)

	Six Months Ended September 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,999	$—	$7,999
Costs of services (excludes depreciation and amortization)	6,648	(8)	6,640
Selling, general and administrative	571	(2)	569
Depreciation and amortization	568	(9)	559
Interest expense	88	(3)	85
Other (income) expense	(11)	(2)	(13)
Income from continuing operations before taxes	(2,753)	24	(2,729)
Taxes on income	(73)	(10)	(83)
Income from continuing operations	(2,680)	34	(2,646)
Loss from discontinued operations, net of taxes	(1)	—	(1)
Net income attributable to CSC common shareholders	(2,694)	34	(2,660)
EPS – Diluted
Continuing operations	$(17.38)	$0.22	$(17.16)
Discontinued operations	(0.01)	—	(0.01)
Total	$(17.39)	$0.22	$(17.17)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company through the six months ended September 30, 2011 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($2 million decrease);

•	Prepaid expenses ($6 million increase);

•	Property and equipment ( $30 million decrease); and

•	Accrued expenses ($2 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2012 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during the second quarter of fiscal 2012.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 –	Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted earnings (loss) per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	September 28, 2012	September 30, 2011

Net income (loss) attributable to CSC common shareholders	$130	$(2,877)

Common share information:
Weighted average common shares outstanding for basic EPS	155.360	155.045
Dilutive effect of stock options and equity awards	0.394	—
Shares for diluted earnings per share	155.754	155.045

Earnings (loss) per share – basic and diluted:
Basic EPS	$0.84	$(18.56)

Diluted EPS	$0.83	$(18.56)

	Six Months Ended
(Amounts in millions, except per-share amounts)	September 28, 2012	September 30, 2011

Net income (loss) attributable to CSC common shareholders:
From continuing operations	$170	$(2,693)
From discontinued operations	—	(1)
	$170	$(2,694)
Common share information:
Weighted average common shares outstanding for basic EPS	155.293	154.944
Dilutive effect of stock options and equity awards	0.449	—
Shares for diluted EPS	155.742	154.944

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$1.09	$(17.38)
Discontinued operations	—	(0.01)
Total	$1.09	$(17.39)

Diluted EPS:
Continuing operations	$1.09	$(17.38)
Discontinued operations	—	(0.01)
Total	$1.09	$(17.39)

The computation of diluted earnings (loss) per share excluded options to purchase 336,770 shares of common stock and 940,803 restricted stock units, for the quarter ended September 30, 2011, and options to purchase 997,491 shares of common stock and 1,276,484 restricted stock units for the six months ended September 30, 2011 whose effect, if included, would have been anti-dilutive due to the Company's net loss. In addition, stock options whose exercise price exceeded the average market price of the Company’s common stock and therefore were anti-dilutive, were excluded from the diluted earnings (loss) per share computation. The number of shares related to such stock options was 18,393,875 and 18,553,562 for the quarter and six months ended September 28, 2012, respectively, and 18,398,637 and 16,879,578 for the quarter and six months ended September 30, 2011, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of September 28, 2012 and March 30, 2012:

	As of
	September 28, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$1,219	$1,219	$—	$—
Time deposits	30	30	—	—
Short term investments	6	6	—	—
Derivative assets	3	—	3	—
Total assets	$1,258	$1,255	$3	$—

Liabilities:
Derivative liabilities	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

	As of
	March 30, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$299	$299	$—	$—
Time deposits	102	102	—	—
Short term investments	6	6	—	—
Derivative assets	12	—	12	—
Total assets	$419	$407	$12	$—

Liabilities:
Derivative liabilities	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

The Company's money market funds and deposit accounts and time deposits are reported in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and derivative liabilities are included in other accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the six months ended September 28, 2012.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $2,003 million and $1,073 million, and the estimated fair value was $2,186 million and $1,190 million, as of September 28, 2012, and March 30, 2012, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2. CSC's company-owned life insurance policies are recorded at their cash surrender value.

The primary financial instruments other than derivatives (see Note 7) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of September 28, 2012, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, and $5 million of other assets with customers involved in bankruptcy proceedings.

Note 7 –	Foreign Currency Derivative Instruments

As a large global organization, the Company faces exposure to adverse movements in foreign currency exchange rates. During the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these transactions by incurring costs to service such contracts in the same currency in which revenue is received. Short-term contract financing requirements are met by borrowing in the same currency. By generally matching revenues, costs and borrowings to the same currency, the Company has been able to substantially mitigate foreign currency risk to earnings. However, as business practices evolve, the Company is increasing its use of offshore support and is therefore becoming more exposed to currency fluctuations.

The Company established policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forward and option contracts to hedge certain foreign currency assets and liabilities, including intercompany loans and certain revenues denominated in non-functional currencies. For accounting purposes, these foreign currency contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in fair value are reported as part of other (income) expense. The Company uses these instruments as economic hedges and not for speculative or trading purposes.

The notional amount of the foreign currency forward contracts outstanding as of September 28, 2012 and March 30, 2012 was $1,340 million and $2,138 million, respectively. The notional amount of option contracts outstanding as of September 28, 2012 and March 30, 2012 was $342 million and $785 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $3 million and $4 million, respectively, as of September 28, 2012, and $12 million and $14 million, respectively, as of March 30, 2012 (see Note 6).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of September 28, 2012, there were four counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $3 million.

Note 8 –	Debt

The following is a summary of the Company's debt as of September 28, 2012 and March 30, 2012:

(Amounts in millions)	September 28, 2012	March 30, 2012
4.45% term notes, due September 2022	$349	$—
6.50% term notes, due March 2018	997	997
2.50% term notes, due September 2015	350	—
5.50% term notes, due March 2013	700	699
5.00% term notes, due February 2013	300	300
Capitalized lease liabilities	572	574
Borrowings for assets acquired under long-term financing	90	84
Other borrowings	29	86
Total debt	3,387	2,740
Less: short-term debt and current maturities of long-term debt	988	1,254
Total long-term debt	$2,399	$1,486

On September 18, 2012, the Company issued $700 million of senior unsecured and unsubordinated notes (new term notes) comprised of $350 million 2.500% Senior Notes due September 15, 2015 and $350 million 4.450% Senior Notes due September 15, 2022. The new term notes are recorded net of debt discount of $1 million. The Company also incurred deferred debt issuance costs of $5 million, which along with the debt discount will be amortized over the respective terms of the new term notes using the effective interest method. The new term notes are senior unsecured and unsubordinated obligations and rank equally with all other existing and future senior unsecured and unsubordinated indebtedness, including any borrowings under the existing $1.5 billion credit facility, and senior to all future subordinated debt. Interest is payable semi-annually on September 15 and March 15 beginning March 15, 2013. The proceeds from the new term notes will be used to redeem a portion of the 5.50% term notes, due March 2013, and the 5.00% term notes, due February 2013, as described below.

In addition, on September 18, 2012, the Company entered into a four-year, unsecured, delayed-draw $250 million term loan credit facility maturing on September 18, 2016. Under this facility, the Company has an option to request an increase in the commitment up to a maximum amount of $350 million. Interest on borrowings under this facility is based on prime rate or LIBOR plus a daily margin, and is payable quarterly. Quarterly principal repayments of 2.5% of borrowings commence December 31, 2013. Costs associated with establishing this term loan of $1 million have been deferred and will be amortized over the term of the agreement. As of September 28, 2012 there were no borrowings outstanding under this facility.

On September 12, 2012, the Company delivered a notice of early redemption with respect to the Company’s outstanding $700 million 5.50% Senior Notes, due March 2013 and $300 million 5.00% Senior Notes due February 2013. These notes were redeemed on October 19, 2012 using the proceeds from the issuance of the new term notes and $250 million in proceeds drawn from the term loan credit facility mentioned above (see Note 19). Since the Company had the intent and ability to refinance $250 million of the senior notes due in 2013 on a long-term basis, such an amount has been excluded from current maturities of long-term debt as of September 28, 2012.

Both the new senior notes and the new term loan agreement contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default, including a cross-default to payment

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

defaults on principal payments aggregating $125 million or to other events if the effect is to accelerate or permit acceleration of such debt.

During the first six months of fiscal 2013, the Company issued commercial paper with an average maturity of less than one month at a weighted average interest rate of 0.72%. The commercial paper is backed by the Company's existing $1.5 billion credit facility that matures on March 18, 2015. As of both September 28, 2012 and March 30, 2012, the Company had no borrowings outstanding against commercial paper.
Both the new $250 million term loan credit facility and existing $1.5 billion credit facility require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants as of September 28, 2012.

Note 9 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$2	$2	$6	$7
Interest cost	38	41	29	32
Expected return on assets	(36)	(36)	(30)	(32)
Amortization of unrecognized net loss and other	10	8	5	4
Contractual termination benefits	—	—	1	—
Net periodic pension cost	$14	$15	$11	$11

	Six Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$5	$4	$14	$14
Interest cost	78	82	60	64
Expected return on assets	(76)	(72)	(61)	(64)
Amortization of unrecognized net loss and other	21	17	10	8
Contractual termination benefits	—	—	6	—
Net periodic pension cost	$28	$31	$29	$22

During the quarter and six months ended September 28, 2012, the Company recorded additional contractual termination benefits for a certain U.K. pension plan of $1 million and $6 million, respectively, based on revised estimates related to the restructuring plan to reduce headcount initiated in March 2012. These contractual termination benefits are reflected in the projected benefit obligation at the end of the quarter and recognized in net periodic pension cost as of the second quarter.

During the second quarter of fiscal 2013, a pension plan in Norway was amended to change the index used to benchmark pension payment increases. The plan was remeasured at July 1, 2012, the effective date of the amendment, resulting in a reduction to the projected benefit obligation by $28 million, improving the plan's funded status. The plan's fiscal 2013 expense was also remeasured for the remaining 9 months of the fiscal year using a new discount rate of 4%.

The Company contributed $61 million and $117 million to the defined benefit pension plans during the quarter and six months ended September 28, 2012, respectively. In aggregate, the Company expects to contribute approximately $252 million during fiscal 2013. Additional contributions may be required to meet funding levels as required by Section 430 of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2013.

During the second quarter of fiscal 2013, the Internal Revenue Service issued guidance for the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which was passed by Congress earlier in the year. MAP-21 established funding stabilization provisions, which starting in calendar year 2012 allows plan sponsors to defer contributions to their pension plans. The Company has evaluated the provisions of the new law and does not plan to defer contributions in calendar year 2012.

The components of net periodic benefit cost for postretirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Service cost	$1	$1
Interest cost	3	3
Expected return on assets	(1)	(2)
Amortization of unrecognized net loss and other	3	2
Net provision for postretirement benefits	$6	$4

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Service cost	$2	$2
Interest cost	6	6
Expected return on assets	(3)	(4)
Amortization of unrecognized net loss and other	7	4
Net provision for postretirement benefits	$12	$8

The Company contributed $3 million and $4 million to the postretirement benefit plans during the quarter and six months ended September 28, 2012, respectively. The Company expects to contribute approximately $10 million to the postretirement benefit plans during fiscal 2013.

The Company received a $1 million subsidy during the six months ended September 28, 2012 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Note 10 –	Income Taxes

The Company's effective tax rate (ETR) was 31.7% and 34.8% for the quarter and six months ended September 28, 2012, respectively and (0.4)% and 2.7% for the quarter and six months ended September 30, 2011, respectively. The following are the primary drivers of the ETR for the six months ended September 28, 2012 and September 30, 2011.

•
During the second quarter and six months ended September 28, 2012, there was an increase in valuation allowances in non-US jurisdictions which was partially offset by an exclusion of income due to a shareholder exemption as well as a change in the global mix of income.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the second quarter and six months ended September 28, 2012 by 3.2% and 2.3%, respectively.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced the ETR for the six months ended September 30, 2011 by 4.4%.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to audit settlements and the expiration of the statute of limitations of approximately $112 million which reduced the ETR for the six months ended September 30, 2011 by 4.1%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge, which was mostly not deductible for tax purposes. The goodwill impairment charge had a significant impact on the ETR for the second quarter and six months ended September 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

There were no material changes to uncertain tax positions as of the second quarter of fiscal 2013 compared to fiscal year-end 2012.

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

As of September 28, 2012, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarter and six months ended September 28, 2012 and September 30, 2011, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Cost of services	$3	$3
Selling, general and administrative	10	14
Total	$13	$17
Total, net of tax	$9	$11

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Cost of services	$6	$5
Selling, general and administrative	14	17
Total	$20	$22
Total, net of tax	$13	$14

The Company’s overall stock-based compensation granting practice has not changed year over year, except that starting with fiscal 2012's long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past. Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the six months ended September 28, 2012 by $3 million, which is predominantly represented by participants in selling, general and administrative positions. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the six months ended September 28, 2012 and September 30, 2011 by $3 million and $5 million, respectively.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant date fair values of stock options granted during the quarters ended September 28, 2012 and September 30, 2011 were $7.21, and $10.23 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended
	September 28, 2012	September 30, 2011
Risk-free interest rate	1.14%	1.82%
Expected volatility	36%	31%
Expected term (in years)	6.59	6.12
Dividend yield	2.90%	1.77%

During the six months ended September 28, 2012 and September 30, 2011, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $2 million and $6 million, respectively, and an excess tax benefit of $0 million and $2 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs. As of September 28, 2012, 10,493,053 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under stock incentive plans is as follows:

	As of September 28, 2012
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 30, 2012	17,733,562	$46.13	5.08	$1
Granted	3,530,863	26.93
Exercised	(44,987)	23.54
Canceled/Forfeited	(411,284)	38.47
Expired	(2,931,926)	44.47
Outstanding as of September 28, 2012	17,876,228	42.84	5.92	19
Vested and expected to vest in the future as of September 28, 2012	17,484,059	43.14	5.84	17
Exercisable as of September 28, 2012	12,585,047	47.35	4.54	—

The total intrinsic value of options exercised during the six months ended September 28, 2012 and September 30, 2011, was less than $1 million and $5 million, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price. The cash received from stock options exercised during the quarters ended September 28, 2012 and September 30, 2011 was $1 million and $15 million, respectively.

As of September 28, 2012, there was $38 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.09 years.

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

A portion of the Other Equity Awards granted during the quarter ended September 28, 2012 consisted of performance-based RSUs. The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period. Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the six months ended September 28, 2012, certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive (i) remains a full-time employee of the Company until reaching the earlier of (a) age 65 or (b) age 55 or over with at least ten years of service and (ii) after termination complies with certain non-competition covenants during the ten-year period.

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of September 28, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	1,740,925	$40.29
Granted	1,608,522	26.69
Released/Issued	(190,166)	44.89
Canceled/Forfeited	(490,038)	40.81
Outstanding as of September 28, 2012	2,669,243	31.18

As of September 28, 2012, there was $49 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.43 years.

Nonemployee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of September 28, 2012, 72,400 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of September 28, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	196,361	$42.81
Granted	42,800	30.30
Released/Issued	(50,716)	43.30
Canceled/Forfeited	—	—
Outstanding as of September 28, 2012	188,445	39.85

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

Note 12 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Interest	$90	$90
Taxes on income, net of refunds	74	73

Non-cash investing activities include the following:

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Capital expenditures in accounts payable and accrued expenses	$28	$68
Capital expenditures through capital lease obligations	86	142
Assets acquired under long-term financing	—	49

Non-cash financing activities included common share dividends declared but not yet paid of $31 million for both the six months ended September 28, 2012 and September 30, 2011, respectively.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes operating results by reportable segment:

(Amounts in millions)	NPS(1)	MSS	BSS	Corporate	Eliminations	Total

Quarter ended September 28, 2012
Revenues	$1,375	$1,583	$921	$3	$(28)	$3,854
Operating income (loss)	150	88	64	(4)	—	298
Depreciation and amortization	40	189	39	5	—	273

Quarter ended September 30, 2011
Revenues	$1,436	$1,619	$945	$3	$(37)	$3,966
Operating income (loss)	(132)	45	34	(22)	—	(75)
Depreciation and amortization	40	206	38	6	—	290

(Amounts in millions)	NPS(1)	MSS	BSS	Corporate	Eliminations	Total

Six months ended September 28, 2012
Revenues	$2,743	$3,218	$1,906	$6	$(62)	$7,811
Operating income (loss)	251	183	80	(33)	—	481
Depreciation and amortization	81	373	75	7	—	536

Six months ended September 30, 2011
Revenues	$2,920	$3,238	$1,906	$6	$(71)	$7,999
Operating income (loss)	(14)	54	91	(26)	—	105
Depreciation and amortization	76	407	71	14	—	568

(1)
The quarter and six months ended September 30, 2011 amounts include $42 million reduction of revenue and $269 million in reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 17).

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

Reconciliation of consolidated operating income (loss) to income (loss) from continuing operations before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Operating income (loss)	$298	$(75)	$481	$105
Corporate G&A	(70)	(66)	(130)	(120)
Interest expense	(45)	(46)	(90)	(88)
Interest income	5	12	10	24
Goodwill impairment	—	(2,685)	—	(2,685)
Other income (expense), net	14	6	5	11
Income (loss) from continuing operations before taxes	$202	$(2,854)	$276	$(2,753)

During the quarter and six months ended September 28, 2012 and September 30, 2011, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal years (see Note 4). The following tables summarize the effect of the pre-tax out of period adjustments on the NPS, MSS and BSS segment results for the quarter and six months ended September 28, 2012 and September 30, 2011, as if the adjustments had been recorded in the appropriate period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 28, 2012
Revenues	$1,375	$1	$1,376
Operating income	150	3	153
Depreciation and amortization	40	—	40

Quarter ended September 30, 2011
Revenues	$1,436	$2	$1,438
Operating loss	(132)	1	(131)
Depreciation and amortization	40	—	40

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 28, 2012
Revenues	$2,743	$—	$2,743
Operating income	251	6	257
Depreciation and amortization	81	—	81

Six months ended September 30, 2011
Revenues	$2,920	$—	$2,920
Operating loss	(14)	3	(11)
Depreciation and amortization	76	—	76

	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 28, 2012
Revenues	$1,583	$2	$1,585
Operating income	88	—	88
Depreciation and amortization	189	—	189

Quarter ended September 30, 2011
Revenues	$1,619	$2	$1,621
Operating income	45	9	54
Depreciation and amortization	206	—	206

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 28, 2012
Revenues	$3,218	$3	$3,221
Operating income	183	2	185
Depreciation and amortization	373	—	373

Six months ended September 30, 2011
Revenues	$3,238	$4	$3,242
Operating income	54	17	71
Depreciation and amortization	407	(1)	406

	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 28, 2012
Revenues	$921	$—	$921
Operating income	64	(12)	52
Depreciation and amortization	39	—	39

Quarter ended September 30, 2011
Revenues	$945	$4	$949
Operating income	34	1	35
Depreciation and amortization	38	—	38

	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 28, 2012
Revenues	$1,906	$9	$1,915
Operating income	80	(13)	67
Depreciation and amortization	75	1	76

Six months ended September 30, 2011
Revenues	$1,906	$(4)	$1,902
Operating income	91	(2)	89
Depreciation and amortization	71	—	71

Further out of period adjustments were identified in subsequent quarters of fiscal 2012 and in the first six months of fiscal 2013. The total out of period adjustments impacting fiscal 2012 that were attributable to the NPS segment resulted in a decrease of $5 million in revenue and a decrease of $10 million in operating income. The total out of period adjustments impacting fiscal 2012 that were attributable to the MSS segment resulted in a decrease of $5 million in revenue and a decrease of $33 million in operating income. The total out of period adjustments impacting fiscal 2012 attributable to the BSS segment resulted in a decrease of $6 million in revenue and a decrease of $22 million in operating income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 14 –	Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the quarter ended September 28, 2012:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$768	$2,221	$1,527	$4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	768	147	837	1,752

Additions	25	—	—	25
Foreign currency translation	—	(6)	(3)	(9)
Other reclassifications	—	(11)	11	—

Goodwill, gross	793	2,204	1,535	4,532
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of September 28, 2012, net	$793	$130	$845	$1,768

The addition to goodwill relates to an acquisition in the North American Public Sector (NPS) segment (see Note 3). The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

The Company had a change in reporting units within its BSS segment at the beginning of fiscal 2013 as it combined the previously separate iSOFT and BSS-Health reporting units, along with the NHS contract, into one BSS-Global Health reporting unit. The change reflects the integration of all aspects of the Company's healthcare business and the resulting management and monitoring of all healthcare operating results within the healthcare business. As a result of this change in reporting units, $11 million of MSS' goodwill has been reclassified to BSS.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between annual testing dates. Such indicators may include a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment. The amendments in this ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing the two-step impairment test is unnecessary. However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4. The entity may bypass the initial qualitative assessment for any reporting unit and proceed directly to the first step of the two-step impairment test. During the second quarter of fiscal 2013, the Company performed its annual impairment test of goodwill, choosing to bypass the initial qualitative assessment and proceeding directly to the first step of the impairment test for all reporting units, and concluded that no impairment had occurred.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	September 28, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,494	$955	$539
Software	2,182	1,548	634
Customer and other intangible assets	597	333	264
Total intangible assets	$4,273	$2,836	$1,437

	As of
	March 30, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,802	$1,240	$562
Software	2,130	1,481	649
Customer and other intangible assets	599	306	293
Total intangible assets	$4,531	$3,027	$1,504

Amortization related to intangible assets was $107 million and $115 million for the quarters ended September 28, 2012, and September 30, 2011, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $12 million and $13 million in each of the respective quarters. Amortization expense related to capitalized software was $53 million and $58 million for the quarters ended September 28, 2012, and September 30, 2011, respectively.

Amortization related to intangible assets was $202 million and $222 million for the six months ended September 28, 2012, and September 30, 2011, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $22 million and $25 million in each of the respective six month periods. Amortization expense related to capitalized software was $96 million and $107 million for the six months ended September 28, 2012, and September 30, 2011, respectively.

Estimated amortization expense related to intangible assets as of September 28, 2012, for the remainder of fiscal 2013 is $203 million, and for each of the fiscal years 2014, 2015, 2016, and 2017, is as follows: $334 million, $272 million, $185 million and $141 million, respectively.

Note 15 –	Restructuring Costs

Fiscal 2013 Plan

In September 2012, the Company initiated additional restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including assessment of management span of control and layers. Actions under the Fiscal 2013 Plan commenced in September 2012 and management expects that further actions will be taken during the remainder of fiscal 2013 which could result in additional charges.

Total restructuring costs for the Fiscal 2013 Plan recorded during the second quarter were $53 million, including $5 million in pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The composition of the restructuring liability for the Fiscal 2013 Plan, as of September 28, 2012, is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013	Less: costs not affecting restructuring liability (1)	Cash paid	Other	Restructuring liability as of September 28, 2012
Workforce reductions	$—	$53	$(5)	$—	$—	$48

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its MSS segment. The objectives of the Fiscal 2012 Plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 and are expected to be carried out through fiscal 2013 which could result in additional charges.

The net restructuring costs for the Fiscal 2012 Plan accrued during the second quarter and the first six months of fiscal 2013 were $5 million and $32 million, respectively, and consist of costs associated with employee terminations. The net restructuring costs include pension benefit augmentations of $1 million that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.

The composition of the restructuring liability for the Fiscal 2012 Plan, as of September 28, 2012, is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013 (1)	Less: costs not affecting restructuring liability (2)	Cash paid	Other (3)	Restructuring liability as of September 28, 2012
Workforce reductions	$110	$32	$(2)	$(80)	$(1)	$59
Facilities costs	9	—	—	(3)	—	6
Total	$119	$32	$(2)	$(83)	$(1)	$65

(1)	Fiscal 2013 restructuring expense is net of $11 million in accrual reductions based on revised estimates of headcount reductions.
(2) Consists of $1 million of pension benefit augmentation, which is recorded as a pension liability, and $1 million of additional vacation accrual.
(3) Foreign currency translation adjustments.

The composition of restructuring expenses for the first six months of fiscal 2013 by segment is as follows:

(Amounts in millions)	Fiscal 2013 Plan	Fiscal 2012 Plan	Total
NPS	$1	$—	$1
MSS	46	14	60
BSS	6	18	24
Total	$53	$32	$85

Of the total $113 million restructuring liability as of September 28, 2012, $109 million is included in accrued expenses and other current liabilities and $4 million is included in other long-term liabilities.

Note 16 –	Contract with the U.K. National Health Service

Reference is hereby made to CSC's Form 10-K for the fiscal year ended March 30, 2012 and its Form 10-Q for the quarter ended June 29, 2012 for previously disclosed information concerning CSC's contract with the U.K. National Health Service (NHS) relating to an integrated electronic patient records system. Historical background is also presented below.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Interim Agreement Contract Change Note
On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amends the terms of the parties' current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product (the current contract as amended by the IACCN, the "modified agreement"). The modified agreement forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement.
Under the modified agreement, the parties have redefined the scope of the Lorenzo products and have established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A flexible arrangement has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the modified agreement, the NHS will not be subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC will continue to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.
Pursuant to the IACCN, the parties have agreed to a mutual release of all past or future disputed amounts under the contract through the date of the interim agreement, August 31, 2012. In conjunction with the IACCN, CSC received a payment of approximately £68 million ($110 million) net of value added tax.

Historical Background Concerning NHS Contract

The Company and the NHS are parties to a contract (originally having a value of £2.9 billion or approximately $5.4 billion at originally announced exchange rates) under which the Company has developed and deployed an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment.

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would reduce the total contract value to approximately £2.1 billion or $3.4 billion (at the September 28, 2012 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

agreement between the parties. The letter of intent contemplated that under the interim agreement, the NHS would provide a commitment of a certain number of trusts to receive the Lorenzo software product, and the Lorenzo product was redefined into deployment units categorized as "Base Product" and "Additional Product" (in each case, as described below) for pricing purposes. The letter of intent also included a standstill agreement related to the Lorenzo product. While the parties originally intended to conclude a binding interim agreement by June 29, 2012, no agreement was reached by that date. On May 31, 2012, the standstill agreement was extended to August 31, 2012.

On August 31, 2012, the parties entered into the IACCN.

Principal Components of IACCN

The IACCN sets the terms relating to the delivery of the Lorenzo product and associated services as described below.

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the modified agreement, the NHS will not be subject to any trust volume commitment for the Lorenzo product (there are no changes in quantities for non-Lorenzo deployments), and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there will be a far greater degree of interaction with the trusts under the modified agreement, as the Company will work with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to have completed NHS assurance during 2013. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product's three modules, neither the NHS nor any trust is obliged to purchase or deploy any of those modules.

5.
New trusts taking deployments of the Lorenzo product will receive ongoing managed services from the Company for a period of five years from the date such deployment is complete, provided deployment is complete or substantially complete by July 7, 2016. The services include hosting of the software and trust data at the Company's data center as well as support and maintenance, including regulatory updates and other changes over the term of the contract. Under contract terms existing prior to the IACCN, all services were to expire upon the end of the contract term of July 7, 2016, subject to an optional one year extension and an exit transition period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage of completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1,485 million contract charge in that quarter, resulting in no material remaining net assets.

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company has concluded preliminarily that it will account for the modified agreement as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. Other payments related to development and deployment will be deferred and amortized over the remaining associated hosting period.

As stated above, the Company has determined that the modified agreement should be accounted for under services accounting, which the Company believes is the most appropriate accounting approach compared to alternative methods. Given the history of the NHS program and the complexity of this agreement, we have submitted a pre-clearance letter to the SEC's Office of the Chief Accountant, which is in the final stages of review.

The Company's net investment in the contract at the end of the second quarter of fiscal 2013 was approximately $(61) million, consisting primarily of $144 million of deferred revenue, partially offset by $87 million of billed and unbilled receivables.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Note 18 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of September 28, 2012, the Company had $32 million of outstanding surety bonds and $155 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of September 28, 2012, the Company had $82 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 28, 2012:

(Amounts in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter	Total
Surety bonds	$8	$24	$—	$32
Letters of credit	111	28	16	155
Stand-by letters of credit	52	15	15	82
Total	$171	$67	$31	$269

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights (including rights in patents (with or without geographic limitations),

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Contingencies

The Company has a contract with the U.K.'s National Health Service (NHS) to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note which amends the terms of the current contract and forms the basis on which the parties will finalize a full restatement of the contract. See Note 16 for further information relating to the NHS contract and the interim agreement.

On May 29, 2009, a class action lawsuit entitled Shirley Morefield vs. Computer Sciences Corporation, et al., Case # A-09-591338-C, was brought in state court in Clark County, Nevada, against the Company and certain current and former officers and directors asserting claims for declarative and injunctive relief related to stock option backdating. The alleged factual basis for the claims is the same as that which was alleged in a prior derivative case, In re CSC Shareholder Derivative Litigation, CV 06-5288, filed in U.S. District Court in Los Angeles, which was dismissed on August 9, 2007, by such court. This dismissal was affirmed on appeal by the Ninth Circuit, which judgment is final. The defendants in the Morefield case deny the allegations in the complaint. On June 30, 2009, the Company removed the case to the United States District Court for the District of Nevada, Case No. 2:09-cv-1176-KJD-GWF. On motion made by the plaintiffs, the District Court remanded the case to state court on February 18, 2010. Defendants filed a motion to dismiss on April 30, 2010, and plaintiffs filed their opposition on June 14, 2010. On July 16, 2012, the court dismissed the plaintiff's case with prejudice. No appeal was taken by the plaintiffs. This case is now concluded.

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC's investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Division of Enforcement in its investigation. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of our senior management's time has been focused on these matters that otherwise would have been focused on the growth of the Company. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. The defendants deny the allegations and intend to defend their position vigorously. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 9, 2012, the parties submitted a motion to continue the stay pending discovery in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, the court granted the parties' joint motion. In accordance with the joint motion, CSC will provide to the plaintiff certain discovery produced in In re Computer Sciences Corporation Securities Litigation. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. On September 5, 2012, Defendants notified the court of the Eastern District of Virginia's ruling in In re Computer Sciences Corporation Securities Litigation. On September 11, 2012, the parties filed a joint status report proposing a schedule for the filing of an amended complaint by plaintiff and for motion to dismiss briefing. Plaintiff filed an amended complaint on September 28, 2012, and defendants were required to file motions to dismiss by October 29, 2012. As discussed below, on October 23, 2012, the parties filed a stipulation that, if approved, would extend the time for defendants to respond to the complaint to November 30, 2012. On October 31, 2012, the parties also filed a joint motion to stay the case pending discovery in In re Computer Sciences Corporation Securities Litigation. A hearing is scheduled for November 8, 2012. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On October 16, 2012, a separate shareholder derivative action entitled Daniel Himmel v. Michael W. Laphen et al. (No. A-12-670190-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Board of Directors and the Company as a nominal defendant. The Himmel complaint is substantively similar to the Bainto complaint, but includes a claim for unjust enrichment and seeks additional injunctive relief. On October 23, 2012, the parties filed a stipulation with the court that, if approved, would consolidate the Bainto and Himmel actions, appoint the two plaintiff law firms as co-lead counsel, declare the amended complaint in Bainto the operative complaint and extending the defendants' time to respond to the complaint to November 30, 2012. On October 31, 2012, the parties also filed a joint motion to stay the case pending discovery in In re Computer Sciences Corporation Securities Litigation with CSC providing the plaintiffs with certain discovery produced in In re Computer Sciences Corporation Securities Litigation. A hearing is scheduled for November 8, 2012. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On October 19, 2012, a putative class action complaint was filed in the United States District Court of the Southern District of Indiana, entitled Andrea M. Childress v. Experian Information Services, Inc. and CSC Credit Services , Inc. The complaint alleges Fair Credit Reporting Act claims regarding reports prepared about consumers who filed for Chapter 13 bankruptcy protection and subsequently withdrew their bankruptcy filing before court approval of a bankruptcy plan. Plaintiff, on behalf of the class, seeks statutory and punitive damages, injunctive relief and attorneys' fees. The Company

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

intends to vigorously defend the allegations. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

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

Note 19 –	Subsequent Events

On October 19, 2012, the Company used the proceeds received from the issuance of new term notes and $250 million drawn from the new term loan credit facility to fund the early redemption of its 5.50% senior notes due March 2013 and the 5.00% senior notes due February 2013. This early debt extinguishment resulted in the recognition of a $19 million loss, which was recorded during the third quarter of fiscal 2013 (see Note 8).

On October 18, 2012, CSC, its wholly owned subsidiary, CSC Computer Sciences Italia S.r.l. (the "Transferor") and the Transferor's wholly owned subsidiary, CSC Italia S.r. l. ("CSC Italia") and Dedagroup S.p.A. (the "Transferee") entered into a Transfer Agreement (the "Agreement") pursuant to which the Transferor will transfer all of the outstanding equity of CSC Italia to Transferee for one Euro. In addition, pursuant to the Agreement, certain employees of the Transferor will be transferred to CSC Italia and certain employees of CSC Italia will be transferred to the the Transferor at the closing. Approximately 1,000 employees of CSC Italia will be transferred to the Transferor at closing. At the closing, the Agreement also contemplates that the Transferor will make an equity contribution of 27 million Euros to CSC Italia, which will remain with CSC Italia upon the transfer to the Transferee. This amount will be adjusted based on a customary reconciliation to a referenced net equity position at the closing, as well as pursuant to various provisions governing the transfer of employees between the Transferor and CSC Italia. The closing of the transactions contemplated by the Agreement is expected to occur in December 2012. Assets and liabilities of CSC Italia, at September 28, 2012, included current assets of $45 million, long-term assets of $1 million, current liabilities of $27 million, and long-term liabilities of $16 million.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and Six Months of Fiscal 2013 versus
Second Quarter and Six Months of Fiscal 2012

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with our Annual Report on Form 10-K. The reader should specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The following discusses the Company's financial condition and results of operations as of and for the second quarter and six months ended September 28, 2012, and the comparable periods of the prior fiscal year.

Second Quarter Overview

The key operating results for the second quarter and for the first six months of fiscal 2013 include:

•
Second quarter revenues decreased $112 million, or 2.8%, to $3,854 million, while the six month revenues decreased $188 million, or 2.4%, to $7,811 million as compared to the second quarter and six months of the prior fiscal year. On a constant currency basis,(1) revenues decreased $21 million or 0.5% for the quarter and increased $8 million or 0.1% for the first six months.

•
Income from continuing operations before taxes for the second quarter of fiscal 2013 was $202 million, compared to a loss from continuing operations before taxes of $2,854 million in the second quarter of fiscal 2012, an increase of $3,056 million. Income from continuing operations before taxes for the first six months of fiscal 2013 was $276 million, compared to a loss from continuing operations before taxes of $2,753 million for the same period of 2012, an increase of $3,029 million.

•
Operating income(2) for the second quarter increased to $298 million as compared to an operating loss of $75 million for the second quarter of fiscal 2012, and operating income margin increased to 7.7% from last year's second quarter margin of (1.9)%. For the first six months, operating income increased to $481 million as compared to $105 million for the same period of 2012, and operating income margins increased to 6.2% from 1.3%.

•
Earnings before interest and taxes(3) (EBIT) for the second quarter of fiscal 2013 increased to $242 million as compared to a loss before interest and taxes of $2,820 million for the second quarter of fiscal 2012. EBIT margin improved to 6.3% from last year's second quarter margin of (71.1)%. For the first six months of fiscal 2013, EBIT of $356 million increased by $3,045 million from the first six months of fiscal 2012. EBIT margin improved to 4.6% from last year's first six months margin of (33.6)%.

•
Net income attributable to CSC common shareholders for the second quarter of fiscal 2013 was $130 million, an increase of $3,007 million, as compared to the same period in the prior year. For the first six months of fiscal 2013, net income attributable to CSC common shareholders was $170 million, an increase of $2,864 million, as compared to the same period in the prior year.

•
Diluted earnings per share (EPS) was $0.83 for the second quarter of fiscal 2013, an increase of $19.39 as compared to $(18.56) for the same period in the prior year. Diluted EPS was $1.09 for the first six months of fiscal 2013, an increase of $18.48 as compared to $(17.39) for the same period in the prior year.

•
During the second quarter of fiscal 2013, the Company recorded restructuring costs of $58 million, of which $47 million is related to the MSS segment, $10 million is related to the BSS segment and $1 million is related to the NPS segment. For the first six months of fiscal 2013, the Company recorded restructuring costs of $85 million, of which $60 million is related to the MSS segment, $24 million is related to the BSS segment and $1 million is related to the NPS segment.

•
The Company announced contract awards of $4.2 billion for the second quarter of fiscal 2013, including new NPS segment awards of $1.1 billion, MSS segment awards of $2.2 billion, and BSS segment awards of $0.9 billion. Total backlog(4) at the end of the second quarter of fiscal 2013 was $34.8 billion, a decrease of $2.7 billion as compared to the backlog at the second quarter of fiscal 2012 of $37.5 billion. Of the total $34.8 billion backlog, $5.9 billion is expected to be realized as revenue in the remainder of fiscal 2013. Of the total $34.8 billion, $11.7 billion is not yet funded.

•	Days Sales Outstanding (DSO)(5) was 72 days at September 28, 2012, an improvement from 86 days at the end of the second quarter of the prior fiscal year.

•
Debt-to-total capitalization ratio(6) was 54.0% at September 28, 2012, an increase of 4.8 percentage points from 49.2% at March 30, 2012, primarily due to new long-term borrowings secured during the second quarter.

•
Cash provided by operating activities was $665 million for the first six months of fiscal 2013, as compared to cash used in operating activities of $40 million for the first six months of fiscal 2012, primarily due to higher cash flow of $450 million, associated with the NHS contract.

•
Cash used in investing activities was $366 million for the first six months of fiscal 2013, as compared to $903 million for the first six months of fiscal 2012, primarily due to lower expenditures on acquisitions.

•
Cash provided by financing activities was $469 million for the first six months of fiscal 2013, as compared to cash provided of $119 million for the first six months of fiscal 2012, primarily due to proceeds from new the senior notes.

•
Free cash flow(7) of $212 million for the first six months of fiscal 2013 was favorable to the $671 million outflow for the first six months of fiscal 2012, driven primarily by higher year-over-year cash flow associated with the NHS contract, and reduced payments for purchases for property and equipment and software.

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

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Operating income	$298	$(75)
Corporate G&A	(70)	(66)
Interest expense	(45)	(46)
Interest Income	5	12
Goodwill impairment	—	(2,685)
Other income (expense), net	14	6
Income from continuing operations before taxes	$202	$(2,854)

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Operating income	$481	$105
Corporate G&A	(130)	(120)
Interest expense	(90)	(88)
Interest Income	10	24
Goodwill impairment	—	(2,685)
Other income (expense), net	5	11
Income from continuing operations before taxes	$276	$(2,753)

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

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Earnings before interest and taxes	$242	$(2,820)
Interest expense	(45)	(46)
Interest Income	5	12
Taxes on Income	(64)	(12)
Net Income from continuing operations	$138	$(2,866)

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Earnings before interest and taxes	$356	$(2,689)
Interest expense	(90)	(88)
Interest Income	10	24
Taxes on Income	(96)	73
Net Income from continuing operations	$180	$(2,680)

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011
Free cash flow	$212	$(671)
Net cash used in investing activities	366	903
Acquisitions, net of cash acquired	(34)	(368)
Business dispositions	2	—
Short-term investments	—	3
Payments on capital leases and other long-term asset financings	119	93
Net cash provided by (used in) operating activities	$665	$(40)
Net cash used in investing activities	$(366)	$(903)
Net cash provided by financing activities	$469	$119

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

Results of Operations

Revenues

Revenues for the NPS, MSS, and BSS segments for the quarter and six months ended September 28, 2012 and September 30, 2011 are as follows:

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	Change	Percent Change
NPS	$1,375	$1,436	$(61)	(4.2)%
MSS	1,583	1,619	(36)	(2.2)
BSS	921	945	(24)	(2.5)
Corporate	3	3	-	-
Subtotal	3,882	4,003	(121)	(3.0)
Eliminations	(28)	(37)	9	-
Total Revenue	$3,854	$3,966	$(112)	(2.8)%

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	Change	Percent Change
NPS	$2,743	$2,920	$(177)	(6.1)%
MSS	3,218	3,238	(20)	(0.6)
BSS	1,906	1,906	—	—
Corporate	6	6	—	-
Subtotal	7,873	8,070	(197)	(2.4)
Eliminations	(62)	(71)	9	-
Total Revenue	$7,811	$7,999	$(188)	(2.4)%

The major factors affecting the percent change in revenues for the quarter and six months ended September 28, 2012 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.6%	—	(4.8)%	(4.2)%
MSS	1.2	(3.3)%	(0.1)	(2.2)
BSS	1.4	(3.9)	—	(2.5)
Cumulative Net Percentage	1.1%	(2.3)%	(1.6)%	(2.8)%

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.7%	—	(6.8)%	(6.1)%
MSS	1.5	(3.6)%	1.5	(0.6)
BSS	3.5	(4.2)	0.7	—
Cumulative Net Percentage	1.7%	(2.5)%	(1.6)%	(2.4)%

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	Change	Percent Change
Department of Defense	$938	$964	$(26)	(2.7)%
Civil Agencies	382	424	(42)	(9.9)
Other (1)	55	48	7	14.6
Total	$1,375	$1,436	$(61)	(4.2)%

	Six Months Ended
(Amounts in millions)	September 28, 2012	September 30, 2011	Change	Percent Change
Department of Defense	$1,859	$1,981	$(122)	(6.2)%
Civil Agencies	770	828	(58)	(7.0)
Other (1)	114	111	3	2.7
Total	$2,743	$2,920	$(177)	(6.1)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue decreased $61 million, or 4.2%, in the second quarter of fiscal 2013, and decreased $177 million or 6.1% in the first six months of fiscal 2013, as compared to similar periods of fiscal 2012. For both the second quarter and the six months ended September 28, 2012, the NPS revenue decline was due to revenue decreases on both Department of Defense group (DOD) contracts and contracts with Civil Agencies. These decreases were slightly offset by revenue increases from Other contracts. NPS' second quarter and six months' revenue included $9 million and $10 million, respectively, of net favorable adjustments on certain contracts accounted for under the percentage of completion method. NPS' second quarter and six months' year-over-year revenue comparisons also benefited from fiscal 2012 adverse adjustments on certain contracts accounted for under the percentage of completion method, which did not repeat in fiscal 2013.

The second quarter decrease in revenue from DOD contracts was due to reduced revenue of $66 million from contracts primarily with the U.S. Air Force that either had concluded or were winding down and reduced revenue due to net reduction in tasking on existing contracts of $7 million. The quarter-over-quarter revenue trend, however, benefited from the second quarter fiscal 2012 non-recurring adverse adjustment to revenue of $42 million, resulting from the settlement on a contract with the U.S. Army.

The second quarter decrease in revenue from Civil Agencies was primarily due to a net reduction in scope on existing contracts of $43 million, reduced revenue of $10 million from contracts with the Department of Commerce and the Department of State which either concluded or are winding down, and reduced revenue due to timing of certain contractual milestones of $5 million. These revenue decreases were partially offset by increased revenue of $30 million on a contract with the Department of State, which commenced late in fiscal 2012 and ramped up in fiscal 2013.

The six month decrease in revenue from DOD contracts was due to reduced revenue from contracts primarily with the U.S. Air Force that either had concluded or were winding down of $136 million, and reduced revenue due to a net reduction in tasking on existing contracts of $28 million. The year-over-year revenue trend, however, benefited from the second quarter fiscal 2012 adverse non-recurring adjustment to revenue of $42 million, resulting from the settlement on a contract with the U.S. Army.

The six month decrease in revenue from Civil Agencies was primarily due to a net reduction in scope on existing contracts of $81 million, and reduced revenue of $11 million due to the conclusion of a contract with the Department of Commerce. These revenue decreases were partially offset by increased revenue of $47 million on a contract with the Department of State, which commenced late in fiscal 2012 and fully ramped up in fiscal 2013.

NPS' revenue decreases continue to reflect the ongoing uncertainty in government budgets and the difficulties customers are facing in awarding new initiatives. Delays in award decisions continue to be the most significant issue in the industry, with delays ranging from six to eighteen months on submitted proposals.

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

During the quarter and six months ended September 28, 2012, NPS won new contracts of $1.1 billion and $2.0 billion, as compared to $3.1 billion and $4.0 billion in the comparable periods in the prior year.

Managed Services Sector

MSS segment revenue decreased $36 million, or 2.2%, and decreased $20 million, or 0.6%, for the quarter and six months ended September 28, 2012, respectively, as compared to the same periods of fiscal 2012. In constant currency, revenue increased $18 million, or 1.1%, and $96 million, or 3.0%, for the quarter and six months ended September 28, 2012, respectively. The adverse foreign currency impact was primarily due to the movement in the U.S. dollar against the Euro, the Danish kroner, and the British pound. MSS' fiscal 2012 acquisition of AppLabs provided revenue of $20 million, or 1.2%, and $48 million, or 1.5%, of the revenue growth for the quarter and six months ended September 28, 2012, respectively. Excluding the impact of foreign currency and the acquisition, net internal revenue for the second quarter decreased $2 million, or 0.1%, but increased $48 million, or 1.5% in the first six months of fiscal 2013 as compared to the same periods of fiscal 2012.

The decrease in MSS' net internal revenue for the second quarter of $2 million was a result of reduced revenue from contracts that terminated or concluded of $46 million, and reduced revenue from existing contracts primarily due to price-downs, contract modifications and lower pass-through revenue of $57 million mostly offset by increased revenue from new client engagements acquired in late fiscal 2012 and fiscal 2013 of $90 million, and the favorable impact of adverse fiscal 2012 revenue adjustments of $11 million that did not recur in fiscal 2013.

The increase in MSS' net internal revenue for the six month period ended September 28, 2012 of $48 million was primarily due to increased revenue from new client engagements acquired in late in fiscal 2012 and fiscal 2013 of $173 million, and favorable impact of adverse fiscal 2012 revenue adjustments of $30 million that did not recur in fiscal 2013 partially offset by reduced revenue from contracts that terminated or concluded of $91 million and reduced revenue from existing contracts due to price-downs, contract modifications and lower pass-through revenue of $64 million.

MSS has new contract awards of $2.2 billion in the second quarter and $4.4 billion in the first six months of fiscal 2013 as compared to $2.6 billion and $3.1 billion in the comparable periods of fiscal 2012. Fiscal 2013 second quarter and first six months awards included $2.1 billion and $2.7 billion of successful recompetes.

Business Solutions & Services

BSS segment revenue for the second quarter of fiscal 2013 decreased $24 million, or 2.5%, as compared to the same period of fiscal 2012, but remained flat for the six month period ended September 28, 2012. In constant currency, revenue increased $13 million, or 1.4%, and $80 million, or 4.2%, for the quarter and six months ended September 28, 2012, respectively. The adverse foreign currency impact was due to the movement in the U.S. dollar primarily against the Euro, the Australian dollar, and the British pound. The acquisition of iSOFT provided $13 million (for the one month counted as acquisition revenue, prior to the anniversary of the acquisition) or 1.4% for the quarter, and $67 million, or 3.5% of the revenue growth for the six months ended September 28, 2012, respectively. Excluding the impact of foreign currency and the iSOFT acquisition, BSS revenue remained flat for the quarter for the quarter ended September 28, 2012 and increased $13 million, or 0.7%, for the six months ended September 28, 2012, as compared to the same periods in the prior year.

The increase in BSS net internal revenue, for the six month period, was primarily due to revenue increases on a contract with the U.K.'s National Health Service (NHS) and revenue increases on iSOFT, partly offset by revenue decreases in its Health vertical and in its professional technology staffing business in Australia. In addition, the six month revenue was adversely impacted by a decline in the value-added reseller business in Asia. Revenue on the NHS contract was higher for the six month period, primarily due to recording revenue from achieving a key milestone associated with the Lorenzo Care Management software and deployment of the software at three NHS trust sites. The milestone was related to delivering the patient administration software functionality to the NHS. iSOFT revenue was higher because the prior year revenue was adversely impacted by purchase accounting adjustments that involved deferral of revenue. The revenue from BSS' value-added reseller business in Asia decreased due to conclusion of certain key contracts and as a result revenue from these contracts did not recur.

BSS year-over-year revenue trend was also impacted by out of period adjustments. Revenue for the second quarter of fiscal 2013 was favorably impacted by $4 million of out of period adjustments, whereas revenue for the first six months of fiscal 2013 was adversely impacted by $13 million (see Note 4 to the Consolidated Condensed Financial Statements).

BSS has new contract awards of $0.9 billion in the second quarter and $1.8 billion in the first six months of both fiscal 2013 and 2012.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	of Revenue Change
Costs of services (excludes depreciation and amortization, settlement charge and restructuring costs)	$2,994	$3,283	77.8%	82.8%	(5.0)%
Cost of services – settlement charge (excludes amount charged to revenue of $42 (fiscal 2012))	—	227	—	5.7	(5.7)
Selling, general and administrative (excludes restructuring costs)	301	307	7.8	7.7	0.1
Depreciation and amortization	273	290	7.1	7.3	(0.2)
Goodwill impairment	—	2,685	—	67.7	(67.7)
Restructuring costs	58	—	1.5	—	1.5
Interest expense, net	40	34	1.0	0.9	0.1
Other (income) expense, net	(14)	(6)	(0.4)	(0.2)	(0.2)
Total	$3,652	$6,820	94.8%	171.9%	(77.1)%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	of Revenue Change
Costs of services (excludes depreciation and amortization, settlement charge and restructuring costs)	$6,247	$6,648	80.0%	83.1%	(3.1)%
Cost of services – settlement charge (excludes amount charged to revenue of $42 (fiscal 2012))	—	227	—	2.8	(2.8)
Selling, general and administrative (excludes restructuring costs)	592	571	7.6	7.1	0.5
Depreciation and amortization	536	568	6.9	7.1	(0.2)
Goodwill impairment	—	2,685	—	33.6	(33.6)
Restructuring costs	85	—	1.1	—	1.1
Interest expense, net	80	64	1.0	0.8	0.2
Other (income) expense, net	(5)	(11)	(0.1)	(0.1)	—
Total	$7,535	$10,752	96.5%	134.4%	(37.9)%

Costs of Services

Costs of services (COS), excluding the settlement charge and restructuring charges, as a percentage of revenue decreased 5.0 percentage points for the second quarter and 3.1 percentage points for the first six months of fiscal 2013. Out of period adjustments favorably impacted the second quarter COS by $13 million. Out of period adjustments impacted COS for the first six months of fiscal 2013 favorably by $12 million and the first six months of fiscal 2012 adversely by $8 million, resulting in a year-over-year favorable impact of $20 million (see Note 4 to the Consolidated Condensed Financial Statements).

The decrease in the COS ratio was due to decreases in COS ratios for all three segments. The MSS COS ratio, for both the second quarter and the six month period, was favorably impacted by operational improvements on contracts which experienced adverse performance-based adjustments in fiscal 2012, including adjustments on long-term contracts accounted for under the percentage of completion method, asset impairments, and transition cost overruns. The MSS COS ratio for the six month period benefited from a year-over-year reduction in adverse contract adjustments of $51 million, of which $34 million was a favorable adjustment to revenue.

The BSS ratio was favorably impacted by reduced costs, including tighter control over overhead spending, and an improved ratio on the NHS contract due to greater revenues resulting from achievement of a milestone and reversal of certain expense accruals and resolution of outstanding items upon signing of the new agreement with the customer on August 31, 2012. The BSS COS ratio for the six month period also benefited from a year-over-year reduction in adverse contract adjustments of $11 million, of which $5 million was a favorable adjustment to revenue.

The lower NPS ratio was primarily due to the impact of a fiscal 2012 revenue reduction of $42 million resulting from a contract settlement with the U.S. Federal government, and a contract specific impairment charge of $9 million that did not recur in fiscal 2013. The NPS COS ratio for the second quarter benefited from a year-over-year increase in favorable contract adjustments of $14 million, of which $18 million was a favorable adjustment to revenue.

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

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue increased 0.1 percentage points for the second quarter of fiscal 2013, and increased 0.5 percentage points for the first six months fiscal 2013, as compared to the same periods of fiscal 2012.

The second quarter ratio increased primarily due to a higher MSS ratio, partially offset by a lower BSS ratio. Lower legal fees associated with the SEC investigation and class action lawsuits of $27 million, partially offset by higher external professional fees of $11 million, during the second quarter had a favorable impact on the quarterly SG&A ratio. The lower second quarter BSS ratio was primarily due to iSOFT, which had lower SG&A expense in fiscal 2013 as compared to fiscal 2012. iSOFT's fiscal 2012 SG&A expense included certain acquisition and transition costs of $10 million, which did not repeat in fiscal 2013. In addition, iSOFT's fiscal 2013 SG&A expense had a lower run rate due to cost take out activity, including back office integration.

The higher SG&A ratio for the first six months period was primarily due to a higher MSS ratio. The higher MSS ratio, for both the second quarter and the six month period, was due to increased costs associated with the U.K. Sales Center, which did not fully start until the second quarter of fiscal 2012, and additional costs in Australia associated primarily with the independent investigation and the related remediation. For the six month period, higher external professional fees of $16 million offset the lower legal fees of $11 million.

Goodwill Impairment

The Company initiated its fiscal 2012 annual goodwill impairment analysis at the beginning of the second quarter of fiscal 2012 and concluded that fair value was below carrying value for three reporting units: Managed Services Sector (MSS), Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health). At the end of the second quarter, sufficient indicators existed to require performance of an additional, interim goodwill impairment analysis, and the BSS-GBS reporting unit again had a fair value that was below carrying value. Management believed that the decline in the estimated fair values of these reporting units was a result of several factors, including uncertainty about the Company's overall value as reflected in CSC's stock price decline over the first half of fiscal 2012, overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and decline in forecasted operating performance of these reporting units.

By the end of the second quarter of fiscal 2012, the Company had not been able to complete its analysis as of the issuance of the consolidated financial statements and therefore recorded its best estimated goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. During the third quarter of fiscal 2012, the Company completed its goodwill impairment analysis and identified adjustments that reduced the impairment loss recorded during the second quarter by $3 million, to $2,682 million.

During the second quarter of fiscal 2013, the Company performed its annual impairment test of goodwill, choosing to bypass the initial qualitative assessment and proceeding directly to the first step of the impairment test for all reporting units, and concluded that no impairment had occurred

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 0.2 percentage points for both the second quarter and the first six months of fiscal 2013, as compared to the same periods of fiscal 2012. The decrease in the D&A ratio, for both the second quarter and the six month period, was primarily due to a lower MSS ratio. The lower MSS ratio was caused by reduced depreciation and amortization expense as a result of significant impairments of fixed and intangible assets recorded in fiscal 2012, reduced amortization on certain contracts due to contract conclusions, and reduced capital expenditures on contracts.

Restructuring Costs

Fiscal 2013 Plan

In September 2012, the Company initiated additional restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including assessment of management span of control and layers. Actions under the Fiscal 2013 Plan commenced in September 2012 and are expected to be carried out through fiscal 2013. Additional restructuring actions may be initiated under this plan during the remainder of fiscal 2013, including rationalization of facilities, which may result in additional costs to the Company. Total restructuring costs recorded in the second quarter of fiscal 2013 for the Fiscal 2013 Plan were $53 million.

Fiscal 2012 Plan

In March 2012, the Company initiated a series of restructuring actions (Fiscal 2012 Plan) primarily to address excess capacity issues and to align its workforce with current business needs, primarily in Europe. In addition to reducing headcount, these actions contemplate increased use of lower cost off-shore resources and optimal utilization of facilities, which includes vacating and consolidating office space. Actions under the Fiscal 2012 Plan commenced in March 2012 and are expected to be carried out through fiscal 2013. Total restructuring costs recorded during the second quarter and the first six months of fiscal 2013, for the Fiscal 2012 plan, were $5 million and $32 million, respectively.

Total restructuring costs recorded during the quarter and six months ended September 28, 2012 were $58 million and $85 million, respectively, which included $1 million and $6 million, respectively, of pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. The restructuring costs recorded for the six months ended September 28, 2012 were net of a reversal of $11 million, of the accrual recorded at the end of fiscal 2012, based on a revised estimated headcount to be terminated.

Of the total restructuring expense recorded for the first six months of fiscal 2013 of $85 million, $1 million relates to NPS, $60 million to MSS, and $24 million to BSS.

Excluding the pension liability, the restructuring liability as of September 28, 2012, was $113 million of which $109 million is expected to be paid in fiscal 2013 and $4 million thereafter.

Interest Expense and Interest Income

Interest expense of $45 million in the second quarter of fiscal 2013 decreased $1 million when compared to the same period in fiscal 2012 due to lower interest on capital leases partly offset by higher interest on the $1.5 billion credit facility and new senior notes issued at the end of the second quarter of fiscal 2013. Interest expense of $90 million in the first six months of fiscal 2013 increased $2 million when compared to the same period in fiscal 2012, primarily due to higher interest on the $1.5 billion credit facility and the new senior notes issued at the end of the second quarter of fiscal 2013. As disclosed previously, the Company successfully secured financing for the redemption of the $1 billion of debt maturing in the fourth quarter of fiscal 2013. The Company redeemed the entire $1 billion of debt on October 19, 2012, which resulted in the recognition of a $19 million loss on extinguishment during the third quarter of fiscal 2013.

Interest income of $5 million in the second quarter of fiscal 2013 decreased $7 million when compared to the same period in fiscal 2012 due to reduced cash balances outside the U.S. Interest income of $10 million in the first six months of fiscal 2013 decreased $14 million as compared to the same period in fiscal 2012 due to reduced cash balances outside the U.S.

Other (Income) Expense, Net

Other (income) expense, net increased $8 million to $(14) million for the second quarter of fiscal 2013 as compared to the same period in the prior year, and decreased $6 million to $(5) million for the six months of fiscal 2013 as compared to the same period in fiscal 2012.

Other (income) expense, net includes gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

The second quarter increase in other income of $8 million and the first six months of fiscal 2013 decrease in other income of $6 million, as compared to the same periods in the prior year were primarily due to the impact of movement in the foreign currency exchange rates on the Company's foreign currency derivatives.

Taxes

The Company's effective tax rate (ETR) was 31.7% and 34.8% for the second quarter and six months ended September 28, 2012 and (0.4)% and 2.7% for the second quarter and six months ended September 30, 2011. The following are the primary drivers of the ETR for the six months ended September 28, 2012 and September 30, 2011.

•
During the second quarter and six months ended September 28, 2012, there was an increase in valuation allowances in non-US jurisdictions which was partially offset by an exclusion of income due to a shareholder exemption as well as a change to the global mix of income.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the second quarter and six months ended September 28, 2012 by 3.2% and 2.3%, respectively.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $121 million and reduced the ETR for the six months ended September 30, 2011 by 4.4%.

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to audit settlements and the expiration of the statute of limitations of approximately $112 million which reduced the ETR for the six months ended September 30, 2011 of 4.1%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge which was mostly not deductible for tax purposes. The goodwill impairment charge had a significant impact on the ETR for the second quarter and six months ended September 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

There were no material changes to uncertain tax positions as of the second quarter of fiscal 2013 compared to fiscal year-end 2012.

The Finance Act of 2012 ("the Act") was signed into law in India on May 28th, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The Act overrides the recent Vodafone ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The Act has been challenged in the Indian courts. However, there is no assurance that such a challenge will be successful.

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

Earnings Per Share and Share Base

Earnings per share (EPS), on a diluted basis, increased $19.39 and $18.48 for the quarter and six months ended September 28, 2012, respectively. The increase in EPS was the result of an increase in income before taxes from continuing operations of $3,056 million and $3,029 million for quarter and six months ended September 28, 2012, partially offset by an increase in tax expense of $169 million for the six months ended September 28, 2012.

Income before taxes increased primarily due to the fiscal 2012 second quarter settlement charge of $269 million that resulted from the settlement of claims with the government (see Note 17) and the fiscal 2012 second quarter goodwill impairment of $2,685 million, which did not recur in fiscal 2013. The increase in the tax expense was primarily due to recognition of valuation allowances associated with certain non-U.S. subsidiaries, change in global mix of income before taxes and non-recurrence of discrete tax benefits that were recognized during the first quarter of fiscal 2012.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed, in fiscal 2011 the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in this investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC’s Division of Enforcement and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist with their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC’s Division of Enforcement.

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

As previously disclosed, in fiscal 2012 and in the first quarter of fiscal 2013 the Company had identified but not yet recorded certain additional items related to the NHS contract that could have an effect on the amount and the allocation of the prior period adjustments. During the second quarter of fiscal 2013, the Company continued its analysis of these items related to the NHS contract and recorded net credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. These adjustments result primarily from accounting errors identified by the Company related to costs incurred under the contract. At this time, management does not believe that the effect of the items identified and recorded are material to the Company's financial statements.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are hereafter identified in Note 4 to the Consolidated Condensed Financial Statements.

The Company believes the SEC has expanded its investigation into the foregoing areas as well as into certain related disclosure matters. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors or irregularities or other areas of review. As a result, CSC has incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of the Company's senior management's time has been focused on these matters that otherwise would have been focused on the growth of the Company. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, CSC is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for the Company, could have an adverse impact on its reputation, business, financial condition, results of operations or cash flows.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first six months of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	First Six Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$(7)	$(7)
Fiscal 2012	—	79	(13)	66
Fiscal 2011	52	(29)	(13)	10
Fiscal 2010	(48)	(9)	18	(39)
Prior fiscal years (unaudited)	(4)	(41)	15	(30)

Fiscal 2013 Financial Impact Summary

During the second quarter and through the first six months of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million and $7 million, respectively, that should have been recorded in prior fiscal years ($10 million and $13 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

The $8 million pre-tax out of period adjustments recorded in the second quarter of fiscal 2013 consisted primarily of $9 million of adjustments increasing income from continuing operations before taxes related to the Company's investigation of the use of percentage of completion accounting on the NHS contract. Such adjustments result primarily from accounting errors identified by the Company related to costs incurred under the NHS contract.

As previously reported, based on information then known by the Company, the out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $6 million of net adjustments reducing income from continuing operations before taxes identified by the Company late in the fiscal 2012 closing process, and due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. Also in the first quarter of fiscal 2013, the Company identified and recorded $5 million of net pre-tax adjustments increasing income from continuing operations that should have been recorded in prior fiscal years. The $5 million of net pre-tax adjustments consisted primarily of charges related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses offset by credits primarily related to corrections of $10 million to reduce accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012.

The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

The cumulative impact on income (loss) from continuing operations before taxes of the out of period adjustments identified in the first six months of fiscal 2013 and in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	First Six Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$(9)	$(9)
Fiscal 2012	25	(13)	12
Fiscal 2011	(7)	(12)	(19)
Fiscal 2010	(4)	18	14
Prior fiscal years (unaudited)	(14)	16	2

The select line items of the Consolidated Statement of Operations for the quarter and six months ended September 28, 2012 impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Quarter Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,854	$2	$3,856
Costs of services (excludes depreciation and amortization and restructuring costs)	2,994	13	3,007
Selling, general and administrative	301	(2)	299
Depreciation and amortization	273	—	273
Restructuring costs	58	—	58
Interest expense	45	—	45
Other (income) expense	(14)	1	(13)
Income from continuing operations before taxes	202	(10)	192
Taxes on income	64	—	64
Income from continuing operations	138	(10)	128
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	130	(10)	120
EPS – Diluted
Continuing operations	$0.83	$(0.06)	$0.77
Discontinued operations	—	—	—
Total	$0.83	$(0.06)	$0.77

	Six Months Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,811	$11	$7,822
Costs of services (excludes depreciation and amortization and restructuring costs)	6,247	12	6,259
Selling, general and administrative	592	—	592
Depreciation and amortization	536	1	537
Restructuring costs	85	5	90
Interest expense	90	—	90
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	276	(7)	269
Taxes on income	96	6	102
Income from continuing operations	180	(13)	167
Income from discontinued operations, net of taxes	—	—	—
Income attributable to CSC common shareholders	170	(13)	157
EPS – Diluted
Continuing operations	$1.09	$(0.08)	$1.01
Discontinued operations	—	—	—
Total	$1.09	$(0.08)	$1.01

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2013, first six months of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Effect of Adjustments on Prior Year Financial Statements

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments reduced income from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million of adjustments within MSS and BSS, respectively.

During the second quarter and six months ended September 30, 2011, based on information then known by the Company, the Company recorded, primarily in the Nordic Region and Australia, net pre-tax adjustments reducing income from continuing operations before taxes by $23 million and $28 million ($17 million and $20 million, net of tax), respectively, that should have been recorded in prior fiscal years. All but $2 million of these pre-tax adjustments relate to MSS.

Nordic Region Adjustments

The Nordic pre-tax adjustments recorded in the second quarter and first six months of fiscal 2012 totaled $6 million and $10 million, respectively, and were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct (other than a $1 million operating lease adjustment, which was a refinement of an error previously corrected and reported in fiscal 2011).

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. Based on the information then known by the Company, the Company recorded $19 million of pre-tax adjustments during the second quarter and during the six months ended September 30, 2011. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other accounting errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation.

The impact of the Australia adjustments recorded during the first six months of fiscal 2012 on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(2)	$—	$1
Other Errors	(6)	(14)	(1)	1	(20)
	$4	$(21)	$(3)	$1	$(19)

The principal intentional irregularities relate to excess reserves of $8 million established in fiscal 2008 to manage earnings, which reserves were reversed in fiscal 2009, while the unintentional errors include an incorrect accounting conclusion on a sale leaseback transaction in fiscal 2009 that triggered an impairment of $9 million and the inappropriate capitalization of transition costs of $3 million in fiscal 2011. In addition, included in the adjustments discussed above, the Company identified and recorded a $1 million pre-tax adjustment reducing income from continuing operations related to its review of the accounting treatment with respect to revenue recognition for one of its Australia customer contracts.

Other Adjustments

The Company also identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions, which increased income from continuing operations by $2 million for the second quarter and $1 million for the first six months of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

The following table summarizes the cumulative effect on net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, fiscal 2012 and the six months ended September 28, 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Increase/(Decrease)
(Amounts in millions)	Quarter Ended September 30, 2011	Six Months Ended September 30, 2011
Nordic adjustments	$6	$10
Australia adjustments	20	20
Other adjustments	(10)	(6)
Effect on loss from continuing operations before taxes	16	24
Taxes on income	(3)	(5)
Other income tax adjustments	14	15
Effect on net loss attributable to CSC common shareholders	$27	$34

The select line items of the Consolidated Statement of Operations for the quarter and six months ended September 30, 2011 impacted by the out of period adjustments, including those recorded in the first six months of fiscal 2013, under the rollover method are shown below.

	Quarter Ended September 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,966	$8	$3,974
Costs of services (excludes depreciation and amortization)	3,283	6	3,289
Selling, general and administrative	307	(2)	305
Depreciation and amortization	290	(8)	282
Interest expense	46	(3)	43
Other (income) expense	(6)	(1)	(7)
Income from continuing operations before taxes	(2,854)	16	(2,838)
Taxes on income	12	(11)	1
Income from continuing operations	(2,866)	27	(2,839)
Loss from discontinued operations, net of taxes	—	—	—
Net income attributable to CSC common shareholders	(2,877)	27	(2,850)
EPS – Diluted
Continuing operations	$(18.56)	$0.17	$(18.39)
Discontinued operations	—	—	—
Total	$(18.56)	$0.17	$(18.39)

	Six Months Ended September 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,999	$—	$7,999
Costs of services (excludes depreciation and amortization)	6,648	(8)	6,640
Selling, general and administrative	571	(2)	569
Depreciation and amortization	568	(9)	559
Interest expense	88	(3)	85
Other (income) expense	(11)	(2)	(13)
Income from continuing operations before taxes	(2,753)	24	(2,729)
Taxes on income	(73)	(10)	(83)
Income from continuing operations	(2,680)	34	(2,646)
Loss from discontinued operations, net of taxes	(1)	—	(1)
Net income attributable to CSC common shareholders	(2,694)	34	(2,660)
EPS – Diluted
Continuing operations	$(17.38)	$0.22	$(17.16)
Discontinued operations	(0.01)	—	(0.01)
Total	$(17.39)	$0.22	$(17.17)

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2012 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during the second quarter of fiscal 2012.

Cash Flows

	Six Months Ended
Amounts in millions	September 28, 2012	September 30, 2011
Net cash provided by (used in) operating activities	$665	$(40)
Net cash used in investing activities	(366)	(903)
Net cash provided by financing activities	469	119
Effect of exchange rate changes on cash and cash equivalents	(11)	(35)
Net increase (decrease) in cash and cash equivalents	757	(859)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at the end of period	$1,850	$978

For the first six months of fiscal 2013, net cash from operating activities of $665 million increased $705 million as compared to the first six months of fiscal 2012. The increase is primarily due to higher cash flow of $450 million, associated with the NHS contract. During the second quarter of fiscal 2013, the Company received $185 million from the NHS, $110 million in relation to the settlement agreement (see Note 16 of the Consolidated Condensed Financial Statements) and $75 million primarily related to achievement of a milestone during the first quarter, and in contrast, CSC repaid the NHS $265 million of advance contract payments during the second quarter of fiscal 2012. Excluding the impact of NHS, net cash provided by operating activities increased $255 million, primarily due to higher cash collections of $145 million, lower vendor payments of $50 million, and lower payroll related payments of $160 million, partly offset by higher restructuring payments of $80 million.

Net cash used in investing activities for the first six months of fiscal 2013 was $366 million, a decrease of $537 million compared to the first six months of fiscal 2012. The decrease is primarily due to lower expenditures on acquisitions of $334 million, lower purchases of property and equipment of $86 million, lower software purchases of $57 million, and lower expenditures on outsourcing contract costs of $35 million.

Net cash provided by financing activities in the first six months of fiscal 2013 was $469 million, an increase of $350 million compared to the first six months of fiscal 2012. The increase is primarily due to the net proceeds from new the senior notes of $699 million as well as lower repayments on long-term debt of $275 million associated with the fiscal 2012 repayment of debt acquired as part of the iSOFT acquisition. The year-over-year increase was partly offset by lower borrowings on commercial paper of $505 million and higher net repayments on lines-of-credit of $77 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1.85 billion at September 28, 2012 and $1.1 billion at March 30, 2012. At September 28, 2012, the Company had approximately $802 million of cash and cash equivalents held outside of the U.S. A substantial amount of cash held outside of the U.S. can be made available through the settlement of intercompany loans in a tax efficient manner to fund U.S. obligations. However, should the Company determine to repatriate cash held by the Company outside the U.S. as dividends, it could be required to pay additional taxes. It is generally management's intent to permanently reinvest the earnings of its foreign operations. The cash held outside of the U.S. can be used to fund acquisitions such as the fiscal 2012 acquisitions of iSOFT and AppLabs.

At the end of the second quarter of fiscal 2013, CSC’s ratio of debt to total capitalization was 54.0%, an increase from 49.2% at the end of fiscal 2012. The increase in the debt ratio was primarily the result of an increase in total debt with issuances of the $700 million of senior unsecured and unsubordinated notes on September 18, 2012 (see Note 8, Debt of the Notes to the Consolidated Condensed Financial Statements). Equity during the six month period of fiscal 2013 also increased driven by net income of $180 million offset by an increase in other comprehensive loss of $53 million, dividends declared of $62 million, and payments made to non-controlling interest holders of $25 million. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the second quarter of fiscal 2013 and as of fiscal year end 2012:

	As of
(Amounts in millions)	September 28, 2012	March 30, 2012
Debt	$3,387	$2,740
Equity	2,885	2,834
Total capitalization	$6,272	$5,574
Debt to total capitalization	54.0%	49.2%

At September 28, 2012, the Company had $25 million of short-term borrowings under uncommitted lines of credit with foreign banks, $963 million of current maturities of long-term debt, $2,399 million of long-term debt, and no borrowings outstanding against the Company's commercial paper program.

The Company has a committed line of credit of $1.5 billion, which serves as collateral to the Company's commercial paper program. This facility, which expires on March 18, 2015, requires the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company is in compliance with these requirements as of September 28, 2012.

During the first six months of fiscal 2013, the Company paid quarterly cash dividends to its common stockholders of $0.40 per share or approximately $62 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of September 28, 2012, the Company’s total liquidity was approximately $3.6 billion, consisting of $1.85 billion of cash and cash equivalents, the full $1.5 billion available under the 2015 credit facility, and the full $250 million term loan credit facility (see Note 8 to the Notes to the Consolidated Condensed Financial Statements). In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future, including the fiscal 2013 pension and other post employment benefits funding obligations, through the combination of cash flows from operating activities and current cash balances. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities and/or the exercise of the put option with Equifax. As disclosed previously, the Company successfully secured financing for the redemption of the $1 billion of debt maturing in the fourth quarter of fiscal 2013. The Company redeemed the entire $1 billion of debt on October 19, 2012, resulting in the recognition of a $19 million loss on extinguishment during the third quarter of fiscal 2013. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

On October 19, 2012, the Company used the proceeds received from the issuance of new term notes and $250 million drawn from the term loan credit facility to fund the early redemption of its 5.50% senior notes due March 2013 and its 5.00% senior notes due February 2013 (see Note 19 of the Notes to the Consolidated Condensed Financial Statements).

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

The three major rating agencies that rate the Company's debt took ratings actions during the first quarter of fiscal 2013. On May 17, 2012, Moody's lowered the Company's long term credit rating from Baa1 with a negative watch to Baa2 with a stable outlook. Moody's confirmed its short term rating at P-2. In December 2011, S&P lowered the Company's rating from A- to BBB+ with a negative credit watch. On May 22, 2012, S&P and Fitch lowered the credit rating to BBB with a negative outlook and a short term rating of A-2 and F-3 respectively. These changes in our credit ratings had no material impact on our current borrowing costs, and we believe they will not have a material impact on our ability to raise further debt financing in the future although the costs of such borrowing would increase. The ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

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

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the 2011 Repurchase Program. The Company did not repurchase any shares during the first six months of fiscal 2013, and dollar value of shares that may yet be purchased under this program is $935 million.

Contract with the U.K. National Health Service

Reference is hereby made to CSC's Form 10-K for the fiscal year ended March 30, 2012 and its Form 10-Q for the quarter ended June 29, 2012 for previously disclosed information concerning CSC's contract with the U.K. National Health Service (NHS) relating to an integrated electronic patient records system. Historical background is also presented below.

Interim Agreement Contract Change Note
On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amends the terms of the parties' current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product (the current contract as amended by the IACCN, the "modified agreement"). The modified agreement forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement.
Under the modified agreement, the parties have redefined the scope of the Lorenzo products and have established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A flexible arrangement has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the modified agreement, the NHS will not be subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC will continue to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.

Pursuant to the IACCN, the parties have agreed to a mutual release of all past or future disputed amounts under the contract through the date of the interim agreement, August 31, 2012. In conjunction with the IACCN, CSC received a payment of approximately £68 million ($110 million) net of value added tax.

Historical Background Concerning NHS Contract

The Company and the NHS are parties to a contract (originally having a value of £2.9 billion or approximately $5.4 billion at originally announced exchange rates) under which the Company has developed and deployed an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment.

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would reduce the total contract value to approximately £2.1 billion or $3.4 billion (at the September 28, 2012 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim agreement between the parties. The letter of intent contemplated that under the interim agreement, the NHS would provide a commitment of a certain number of trusts to receive the Lorenzo software product, and the Lorenzo product was redefined into deployment units categorized as "Base Product" and "Additional Product" (in each case, as described below) for pricing purposes. The letter of intent also included a standstill agreement related to the Lorenzo product. While the parties originally intended to conclude a binding interim agreement by June 29, 2012, no agreement was reached by that date. On May 31, 2012, the standstill agreement was extended to August 31, 2012.

On August 31, 2012, the parties entered into the IACCN.

Principal Components of IACCN

The IACCN sets the terms relating to the delivery of the Lorenzo product and associated services as described below.

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the modified agreement, the NHS will not be subject to any trust volume commitment for the Lorenzo product (there are no changes in quantities for non-Lorenzo deployments), and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there will be a far greater degree of interaction with the trusts under the modified agreement, as the Company will work with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to have completed NHS assurance during 2013. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product's three modules, neither the NHS nor any trust is obliged to purchase or deploy any of those modules.

5.
New trusts taking deployments of the Lorenzo product will receive ongoing managed services from the Company for a period of five years from the date such deployment is complete, provided deployment is complete or substantially complete by July 7, 2016. The services include hosting of the software and trust data at the Company's data center as well as support and maintenance, including regulatory updates and other changes over the term of the contract. Under contract terms existing prior to the IACCN, all services were to expire upon the end of the contract term of July 7, 2016, subject to an optional one year extension and an exit transition period.

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage of completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1,485 million contract charge in that quarter, resulting in no material remaining net assets.

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company has concluded preliminarily that it will account for the modified agreement as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. Other payments related to development and deployment will be deferred and amortized over the remaining associated hosting period.

As stated above, the Company has determined that the modified agreement should be accounted for under services accounting, which the Company believes is the most appropriate accounting approach compared to alternative methods. Given the history of the NHS program and the complexity of this agreement, we have submitted a pre-clearance letter to the SEC's Office of the Chief Accountant, which is in the final stages of review.

The Company's net investment in the contract at the end of the second quarter of fiscal 2013 was approximately $(61) million, consisting primarily of $144 million of deferred revenue, partially offset by $87 million of billed and unbilled receivables.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. For the quarter ended September 28, 2012, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of September 28, 2012 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2012.

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

During the fiscal quarter ended September 28, 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 18, Commitments & Contingencies of the Notes to the Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding the Company's previously disclosed accounting adjustments, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance, are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of our senior management's time has been focused on these matters that otherwise would have been focused on the growth of our business. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

3.
We have entered into a binding interim agreement contract change note ("IACCN") which amends the terms of the current contract with the United Kingdom's NHS and forms the basis on which we will finalize a full restatement of the current contract. Under the IACCN, the NHS will not be subject to any trust volume commitment for Lorenzo products and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity.

CSC and the NHS are parties to a £2.9 billion (approximately $5.4 billion at originally announced exchange rates) contract under which the Company is developing and deploying an integrated electronic patient records system. As a result of unresolved and continuing discussions between the Company and the NHS concerning possible modifications to such contract, the Company materially impaired its net investment in the contract and recorded a $1.5 billion contract charge as of December 31, 2011. In connection with continuing contract discussions, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent (the “letter of intent”) pursuant to which the parties agreed to a set of high-level principles regarding contract scope modifications and value reductions and expressed their mutual intention to enter into a binding interim agreement reflecting such principles. The letter of intent also included a Lorenzo-related standstill agreement. On August 31, 2012, CSC and NHS entered into the IACCN, which has been approved by all required U.K. government officials, and which amends the terms of the parties' current contract (the "modified agreement"). Under the IACCN, the parties have agreed to a mutual release of all past or future disputed amounts under the contract through the date of the IACCN. The modified agreement will form the basis of an amendment and restatement of the existing NHS contract to be negotiated by the parties.

Under the modified agreement, the NHS will not be subject to any trust volume commitment for Lorenzo (there are no changes in quantities for non-Lorenzo deployments), and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

See Note 16 to the Consolidated Condensed Financial Statements for further discussion concerning the foregoing matters.

4.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36% of our revenue for fiscal 2012. While the pipeline for government projects continues to be generally less affected by economic downturns, the U.S. budget deficit, including deficit reduction measures, the cost of ongoing military conflicts, the cost of rebuilding infrastructure as a result of natural disasters, and the costs of other one-time adverse events such as the recent financial industry liquidity crisis, may reduce the U.S. federal government's demand and available funds for information technology projects, adversely impacting our NPS segment and our business. In August 2011, the government enacted the Budget Control Act of 2011, which increased the U.S. Government's debt ceiling but also included a variety of measures to reduce the nation's deficit. Some of these measures are addressed in current planned but not enacted budgets that reflect reduced government spending. The Budget Control Act of 2011 also required appointment of a Joint Select Committee on Deficit Reduction to report on recommendations for additional deficit reduction measures. While the Committee was appointed, it could not agree on a set of recommendations. Because the Joint Select Committee on Deficit Reduction's lack of recommendations, and the continued lack of other Congressional action meeting Budget Control Act of 2011 criteria for deficit reduction, or repeal or amendment of the Budget Control Act of 2011 itself, the Budget Control Act of 2011 requires further budget cuts (or sequestration). Starting in January 2013, sequestration would lead to across the board reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. The DOD has taken the position that such reductions would generate significant operational risks and will threaten the programs critical to our nation's security. Such significant reduction in levels of DOD spending causing cancellations or delays in existing DoD contracts or programs could have a material impact on the operating results of our NPS business. Sequestration would also reduce spending on civil programs and agencies at rates comparable to DOD reductions. While our NPS business continues to position itself to minimize adverse effects of government spending cuts, the impact of the sequestration currently mandated by the Budget Control Act of 2011 (or any replacement for such sequestration) remains uncertain. Our NPS business could be materially adversely affected by continued uncertainty and if sequestration goes into effect or its replacement continues the uncertainty or creates program cuts of similar magnitude.

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

Federal government contracts contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts. Our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, and compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

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

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet the current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up-to-date solutions utilizing new technologies which meet evolving customer needs in consulting and systems integration and technology outsourcing markets will impact our future revenue growth and earnings.

7.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well-capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure play” companies that have a single product focus. The competition created by these companies may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current or achieve favorable operating margins for technology outsourcing contracts extended or renewed in the future.

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

We intend to identify strategic acquisitions that will allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that the Company will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure, thereby reducing our margins and return on investment.

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

We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. These impairments could materially affect our reported net earnings.

11.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

Over the course of a long-term contract, our customers' financial condition may change such that their ability to pay their obligations and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal government, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

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

13.	We are defendants in pending litigation that may have a material and adverse impact on our profitability.

As noted in Part II, Item 1, Legal Proceedings and Note 18 to the Consolidated Condensed Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

14.	Our contracts with U.S. governmental agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

We are engaged in providing services under contracts with U.S. government agencies. These contracts are subject to extensive legal and regulatory requirements and, from time to time, such agencies investigate whether our operations are being conducted in accordance with these requirements. These investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm.

15.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. As we noted above, the markets we serve are highly competitive and competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense for both on-shore and offshore locales. The loss of personnel could impair our ability to perform under certain of our contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

16.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

Select U.S. and non-U.S. government clients require CSC to maintain security clearances for certain Company facilities used in the performance of classified contracts. Employees who perform under certain government contracts are required to possess appropriate personnel security clearances for access to classified information granted by their respective governments. The competition for qualified personnel who possess security clearance is very strong in certain public sector markets. In the event that a government customer were to revoke the facility and/or personnel clearances of all or substantially all of the employees performing work under a classified contract, such revocation could be grounds for termination of the contract by the government customer. Similarly, if the Company is unable to hire sufficient qualified and cleared personnel to meet its contractual commitments, a contract could be terminated for non-performance. Under either circumstance, such termination, depending on the contract value, could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

17.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2012, approximately 38% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated largely by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that some of our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in approximately seventy countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, taxation, statutory reporting, trade restrictions and other regulations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

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

20.
Our contracts generally contain provisions under which a customer may terminate the contract prior to completion. Early contract terminations may materially and adversely affect our revenues and profitability.

Our contracts typically contain provisions by which customers may terminate the contract prior to completion of the term of the contract. These contracts generally allow the customer to terminate the contract for convenience upon providing written notice. If a contract is terminated for convenience, we seek, either by defined contract schedules or through negotiations, recovery of our property, plant, equipment, outsourcing costs, investments, and other intangibles. However, there is no assurance we will be able to fully recover our investments.

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

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has recently experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

22.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in some instances, require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

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

The recently proposed international tax provisions and expiring temporary tax provisions may adversely affect our results. The Company has significant operations overseas, and the new proposals may adversely affect our costs and margins. Also, some of these proposals may cause the Company to be less competitive globally as a U.S. tax liability would increase costs of doing business globally.

25.	We may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for the Company to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to the Company's business if customers and suppliers are unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenue.

26.	Our foreign currency hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options with a number of counterparties. As of September 28, 2012, we had outstanding foreign currency forward contracts with a notional value of $1,340 million and outstanding option contracts with a notional value of $342 million. The terms of these contracts are often customized and complex. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 28, 2012, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 30, 2012 to July 27, 2012	261	$24.18	—	$935,013,016
July 28, 2012 to August 24, 2012	—	—	—	$935,013,016
August 25, 2012 to September 28, 2012	60,135	$33.06	—	$935,013,016

(1)
The Company accepted 50,335 shares of its common stock in the quarter ended September 28, 2012, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 10,061 shares of its common stock in the quarter ended September 28, 2012, from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)	On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to

$1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at September 28, 2012 is $935 million.

The Company did not repurchase any shares of its common stock in the fiscal quarter ended September 28, 2012.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on April 5, 2011)

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010)

3.2	Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)
3.3	Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on August 10, 2012)
4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 15, 2008)

4.2
Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 14, 2003)

4.3
First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 14, 2003)

4.4
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 19, 2012)

4.5
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 19, 2012)

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

10.18	Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 4, 2007)
10.19	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 4, 2007)
10.20
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 13.1 to the Company's Current Report on Form 8-K filed on February 8, 2012)

10.21
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.22
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.23
Performance Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012)

10.24
Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh (1) (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012)

10.25
Service Based Inducement Restricted Stock Unit Award Agreement, dated July 16, 2012, between the Company and Sunita Holzer (1) (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012)

10.26
Form of Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012)

10.27
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012)

10.28	Service Based Inducement Stock Option Award Agreement, dated August 15, 2012, between the Company and Thomas E. Hogan(1)*
10.29	Deferred Compensation Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 4, 2007)
10.30
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2007)

10.31
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010)

10.32	Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010)
10.33	2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010)
10.34	1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997)
10.35	2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006)
10.36	Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005)
10.37	Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.35 to the Company's Current Report on Form 8-K filed on December 6, 2005)
10.38
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011)

10.39	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2011)
10.40
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

10.42
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

10.44	Separation Agreement with Russell H. Owen effective September 16, 2011 (1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011)
10.45
Term Loan Agreement, dated as of September 18 , 2012, by and between the Company, the financial institutions named therein, as lenders, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2012)

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1
Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to Exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K filed on December 16, 2008)

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)Management contract or compensatory plan or agreement
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	November 6, 2012	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)