Form 10-Q
period 2012-12-28
COMPUTER SCIENCES CORP
filed 2013-02-06
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 28, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
153,483,884 shares of Common Stock, $1.00 par value, were outstanding on January 25, 2013.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011

Revenues	$3,781	$3,687	$11,434	$11,527

Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs ($18 and $101 for the third quarter and first nine months of fiscal 2013))	2,995	3,186	9,141	9,730
Cost of services – specified contract charge (excludes amount charged to revenue of $204 (fiscal 2012))	—	1,281	—	1,281
Cost of services – settlement charge (excludes amount charged to revenue of $42 (fiscal 2012))	—	—	—	227
Selling, general and administrative (excludes restructuring costs ($8 and $10 for the third quarter and first nine months of fiscal 2013))	278	272	864	838
Depreciation and amortization	270	301	806	868
Goodwill impairment	—	60	—	2,745
Restructuring costs	26	—	111	—
Interest expense	57	42	147	129
Interest income	(4)	(8)	(14)	(32)
Other expense (income), net	4	12	(1)	1
Total costs and expenses	3,626	5,146	11,054	15,787

Income (loss) from continuing operations before taxes	155	(1,459)	380	(4,260)
Taxes on income	32	(38)	106	(78)
Income (loss) from continuing operations	123	(1,421)	274	(4,182)
Income from discontinued operations, net of taxes	390	30	419	110
Net income (loss)	513	(1,391)	693	(4,072)
Less: net income (loss) attributable to noncontrolling interest, net of tax	3	(1)	13	12
Net income (loss) attributable to CSC common shareholders	$510	$(1,390)	$680	$(4,084)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.77	$(9.15)	$1.68	$(27.06)
Discontinued operations	2.52	0.19	2.70	0.71
	$3.29	$(8.96)	$4.38	$(26.35)
Diluted:
Continuing operations	$0.77	$(9.15)	$1.67	$(27.06)
Discontinued operations	2.50	0.19	2.69	0.71
	$3.27	$(8.96)	$4.36	$(26.35)

Cash dividend per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011

Net income (loss)	$513	$(1,391)	$693	$(4,072)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2	(79)	(86)	(180)
Pension and other postretirement benefit plans	14	(1)	49	(1)
Other comprehensive income (loss), net of taxes	16	(80)	(37)	(181)

Comprehensive income (loss)	529	(1,471)	656	(4,253)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of taxes	3	(1)	(5)	12
Comprehensive income (loss) attributable to CSC common shareholders	$526	$(1,470)	$661	$(4,265)

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	December 28, 2012	March 30, 2012

ASSETS
Cash and cash equivalents	$2,198	$1,093
Receivables, net of allowance for doubtful accounts of $42 (2013) and $51 (2012)	2,939	3,257
Prepaid expenses and other current assets	481	533
Total current assets	5,618	4,883

Property and equipment, net of accumulated depreciation $3,649 (2013) and $3,703 (2012)	2,264	2,441
Software, net of accumulated amortization of $1,543 (2013) and $1,481 (2012)	628	649
Outsourcing contract costs, net of accumulated amortization of $958 (2013) and $1,240 (2012)	532	562
Goodwill	1,523	1,752
Other assets	695	902
Total Assets	$11,260	$11,189

LIABILITIES
Short-term debt and current maturities of long-term debt	$231	$1,254
Accounts payable	373	478
Accrued payroll and related costs	662	789
Accrued expenses and other current liabilities	1,275	1,339
Deferred revenue and advance contract payments	629	619
Income taxes payable and deferred income taxes	117	57
Total current liabilities	3,287	4,536

Long-term debt, net of current maturities	2,398	1,486
Income tax liabilities and deferred income taxes	360	357
Other long-term liabilities	1,898	1,976

EQUITY
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 162,243,419 (2013) and 163,719,508 (2012)	162	164
Additional paid-in capital	2,171	2,168
Earnings retained for use in business	2,471	1,930
Accumulated other comprehensive loss	(1,112)	(1,093)
Less: common stock in treasury, at cost, 8,691,952 shares (2013) and 8,518,540 shares (2012)	(395)	(390)
Total CSC stockholders’ equity	3,297	2,779
Noncontrolling interest in subsidiaries	20	55
Total Equity	3,317	2,834
Total Liabilities and Equity	$11,260	$11,189

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income (loss)	$693	$(4,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and other non-cash charges	842	933
Goodwill impairment	—	2,745
Specified contract charge	—	1,485
Settlement charge	—	269
Stock-based compensation	36	36
(Gain) loss on dispositions	(689)	6
Provision for losses on accounts receivable	6	6
Excess tax benefit from stock based compensation	(1)	—
Unrealized foreign currency exchange (gain) loss	(72)	5
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	131	109
Increase (decrease) in liabilities	132	(842)
Net cash provided by operating activities	1,078	680

Cash flows from investing activities:
Purchases of property and equipment	(310)	(433)
Outsourcing contracts	(90)	(142)
Acquisitions, net of cash acquired	(34)	(368)
Business dispositions, net	958	—
Software purchased and developed	(121)	(172)
Other investing activities, net	71	27
Net cash provided by (used in) investing activities	474	(1,088)

Cash flows from financing activities:
Net borrowings of commercial paper	—	—
Borrowings under lines of credit	128	94
Repayment of borrowings under lines of credit	(156)	(46)
Borrowings on long-term debt, net of discount	949	—
Principal payments on long-term debt	(1,172)	(433)
Proceeds from stock options and other common stock transactions	4	15
Excess tax benefit from stock-based compensation	1	2
Repurchase of common stock and acquisition of treasury stock	(59)	—
Dividend payments	(93)	(93)
Other financing activities, net	(35)	(10)
Net cash used in financing activities	(433)	(471)
Effect of exchange rate changes on cash and cash equivalents	(14)	(60)
Net increase (decrease) in cash and cash equivalents	1,105	(939)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at end of period	$2,198	$898

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				680			680	13	693
Other comprehensive loss					(19)		(19)	(18)	(37)
Stock-based compensation expense			35				35		35
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	494	—	(4)				(4)		(4)
Share repurchase program	(1,971)	(2)	(28)	(46)			(76)		(76)
Cash dividends declared				(93)			(93)		(93)
Noncontrolling interest distributions and other			—	—	—	—	—	(30)	(30)
Balance at December 28, 2012	162,243	$162	$2,171	$2,471	$(1,112)	$(395)	$3,297	$20	$3,317

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Net income (loss)				(4,084)			(4,084)	12	(4,072)
Other comprehensive loss					(181)		(181)		(181)
Stock-based compensation expense			36				36		36
Acquisition of treasury stock						(4)	(4)		(4)
Stock option exercises and other common stock transactions	696	1	12			—	13		13
Cash dividends declared				(93)			(93)		(93)
Noncontrolling interest distributions and other				(1)			(1)	$(12)	(13)
Balance at December 30, 2011	163,569	$164	$2,168	$2,118	$(871)	$(389)	$3,190	$56	$3,246

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarter and nine months ended December 28, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (fiscal 2012). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Consolidated Condensed Statements of Operations for the quarter and the nine months ended December 30, 2011 have been recast from those presented in previously filed Forms 10-Q to reflect discontinued operations of the two businesses sold in fiscal 2013 (see Note 3).

Income from continuing operations, before taxes and non-controlling interest, and diluted earnings per share from continuing operations included the following adjustments due to changes in estimated profitability on long-term contracts accounted for under the percentage-of-completion method:

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share data)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Gross favorable	$26	$—	$90	$47
Gross unfavorable (1)	(44)	(81)	(104)	(179)
Total net adjustments, before taxes and non-controlling interest	$(18)	$(81)	$(14)	$(132)

Impact on diluted EPS from continuing operations	$(0.18)	$(0.43)	$(0.20)	$(0.80)

(1) Fiscal 2012 does not include the contract charge related to the Company’s contract with the NHS of $1,485 million (see Note 17).

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales primarily to the United States (U.S.) and other governments that are expected to be collected after one year totaled $53 million and $78 million as of December 28, 2012 and March 30, 2012, respectively.

Depreciation expense was $176 million and $538 million for the quarter and nine months ended December 28, 2012, respectively, and $201 million and $568 million for the quarter and nine months ended December 30, 2011, respectively.

The changes in accumulated other comprehensive loss are as follows:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes and non-controlling interest	(86)	67	(19)
Balance at December 28, 2012	$74	$(1,186)	$(1,112)

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

Standards Issued But Not Yet Effective

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which was subsequently amended on January 31, 2013 when the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." Together these Updates provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in the update become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the amendments of these updates is not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

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

Note 3 –	Acquisitions and Divestitures

Fiscal 2013 Acquisition

During the second quarter, CSC acquired a privately-held entity for $35 million in an all cash transaction. The entity was acquired primarily to enhance CSC's strategy of offering customers greater value through data expertise and intellectual property. The purchase price was allocated to net assets acquired based on preliminary estimates of fair value at the date of acquisition as: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. The goodwill is associated with the Company's North American Public Sector (NPS) segment and is expected to be tax deductible.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The financial results of the acquired business have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition. Pro forma financial information for this acquisition is not presented as it is not material to CSC’s consolidated results.

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

The financial results of iSOFT have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition within its Business Solutions and Services (BSS) segment. For the quarter and nine months ended December 28, 2012, iSOFT contributed revenues of $56 million and $159 million, respectively, and a net operating loss of $24 million and $72 million, respectively. For the quarter and nine months ended December 30, 2011, iSOFT contributed revenues of $49 million and $81 million, respectively, and a net operating loss of $30 million and $58 million, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred at the beginning of fiscal 2011:

	Nine Months Ended
	As Reported	Pro Forma
(Amounts in millions, except per-share data)	December 30, 2011	December 30, 2011
Revenue	$11,527	$11,605
Net loss attributable to CSC common shareholders	(4,084)	(4,153)
Basic EPS	$(26.35)	$(26.79)
Diluted EPS	$(26.35)	$(26.79)

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the nine months ended December 30, 2011 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011. Additionally, the nine months ended December 30, 2011 information has been adjusted to exclude transaction costs of $11 million.

AppLabs Acquisition

On September 13, 2011, CSC acquired AppLabs Technologies Private Limited (AppLabs), a company headquartered in India, which significantly enhances CSC’s capabilities in application testing services as well as shortening the time-to-market process. The AppLabs acquisition complements CSC’s expertise in financial services, healthcare, manufacturing, chemical, energy and natural resources, and technology and consumer verticals. CSC acquired 100% of the outstanding shares of AppLabs for cash consideration of $171 million.

The financial results of AppLabs have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition within the Managed Services Sector (MSS) segment. For the quarter and nine months ended December 28, 2012, AppLabs contributed revenues of $23 million and $76 million, respectively, and net operating income of $2 million and $7 million, respectively. For the quarter and nine months ended December 30, 2011, AppLabs contributed revenues of $28 million and $34 million, respectively, and net operating income of $3 million and $4 million, respectively. Pro forma financial information is not presented as this acquisition is not material to CSC’s consolidated financial statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Acquisitions

Also during fiscal 2012, CSC acquired two privately-held entities for aggregate consideration of $28 million in cash plus additional consideration of up to $2 million contingent on achieving agreed-upon revenue targets for future periods through the end of May 2014. These entities were acquired to enhance CSC’s offerings in the healthcare information technology and financial services industries.

The financial results of the acquired businesses have been included in the Company’s Consolidated Condensed Financial Statements from the dates of acquisition. Pro forma financial information is not presented as these acquisitions, both individually and in the aggregate, are not material to CSC’s consolidated financial statements.

Divestitures

During the third quarter of fiscal 2013, CSC completed the divestiture of its credit services business and its Italian consulting and system integration business. Both of these businesses were a part of the Company's BSS segment and the divestitures reflect the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services.

The Company received cash proceeds of $1 billion upon sale of its credit services business and paid $35 million ($43 million including the cash on the divested entity's books) in relation to the divestment of the Italian consulting and system integration business. These two divestitures resulted in a total pre-tax gain of $699 million (after-tax gain of $376 million), representing the excess of the proceeds over the carrying value of the net assets of the divested businesses, net of transaction costs of $8 million. The divested assets and liabilities included current assets of $102 million, property and equipment and other long-lived assets of $5 million, goodwill of $241 million, and liabilities of $47 million. Both divestitures are reported in the Company's Consolidated Condensed Statements of Operations as income from discontinued operations, net of taxes.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Operations
Revenue	$70	$77	$228	$236
Income from discontinued operations, before taxes	23	21	74	69
Tax expense (benefit)	9	(7)	31	(40)
Net income from discontinued operations	$14	$28	$43	$109

Disposal
Gain on disposition, before taxes	$699	$—	$699	$—
Tax expense (benefit)	323	(2)	323	(1)
Gain on disposition, net of taxes	$376	$2	$376	$1

Income from discontinued operations, net of taxes	$390	$30	$419	$110

The tax benefit for the three months ended December 30, 2011 was the result of applying the annual effective tax rate to discontinued operations, which was in excess of the U.S. domestic tax rate applicable to such discontinued operations in prior quarters. For the nine months ended December 30, 2011, discontinued operations reflects a tax benefit of approximately $82 million due to the change in tax status of one of the Company's foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit. This benefit is allocable to discontinued operations as such foreign subsidiary was disposed of during the current fiscal year.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In fiscal 2013, the main driver between the book and tax gain on the sale of the credit services business is related to goodwill of approximately $241 million that is not deductible for tax purposes. In addition, there was a significant tax benefit that was realized on the divestment of the Italian consulting and system integration business.

In the third quarter of fiscal 2013, the Company also entered into a definitive agreement to sell Paxus, its Australian information technology staffing business unit. This divestiture did not qualify to be presented as discontinued operations because of CSC's significant continuing business relationship with the divested entity. As of December 28, 2012, the assets and liabilities of Paxus have been classified as held for sale in the Company's Consolidated Condensed Balance Sheet, as follows: $37 million included in current assets, $1 million included in non-current assets, and $17 million included in current liabilities. The divestiture of Paxus was completed on January 25, 2013 (see Note 20).

Note 4 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed, in fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in this investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

As previously disclosed, in fiscal 2012, and in the first quarter of fiscal 2013, the Company had identified but not yet recorded certain additional items related to the NHS contract that could have an effect on the amount and the allocation of the prior period adjustments. During the second quarter of fiscal 2013, based on its analysis of these items, the Company recorded net credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. These adjustments resulted primarily from accounting errors identified by the Company related to costs incurred under the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

contract. During the third quarter of fiscal 2013, additional accounting errors were identified related to the Company's use of the percentage of completion accounting method on its NHS contract. Such adjustments, which were self-correcting, had no rollover impact on income (loss) from continuing operations before taxes during the first nine months of fiscal 2013. Based on information provided by the independent counsel, the Company believes that a small portion of such adjustments should be characterized as intentional accounting irregularities.

The following is the cumulative rollover impact on income (loss) from continuing operations before taxes of the out of period adjustments related to the Company's NHS contract:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	First Nine Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$(9)	$(9)
Fiscal 2012	25	10	35
Fiscal 2011	(7)	(15)	(22)
Fiscal 2010	(4)	18	14
Prior fiscal years (unaudited)	(14)	(4)	(18)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors or irregularities or other areas of review. As a result, CSC has incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of the Company's senior management's time that otherwise would have been focused on the growth of the Company has been focused on these matters. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, CSC is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for the Company, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are described in this Note 4.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments (including the out of period adjustments related to the NHS contract) in the first nine months of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	First Nine Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$(4)	$(4)
Fiscal 2012	—	79	10	89
Fiscal 2011	52	(29)	(17)	6
Fiscal 2010	(48)	(9)	15	(42)
Prior fiscal years (unaudited)	(4)	(41)	(4)	(49)

Fiscal 2013 Financial Impact Summary

During the third quarter and through the first nine months of fiscal 2013, the Company identified and recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $3 million and increasing income from continuing operations before taxes by $4 million, respectively, that should have been recorded in prior fiscal years ($3 million and $13 million, net of tax and including discrete tax benefits). In addition, during the third quarter of fiscal 2013, the Company recorded $3 million of net pre-tax adjustments increasing income from continuing operations before taxes and $2 million of net pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the second and first quarters of fiscal 2013, respectively.

The $3 million pre-tax out of period adjustments recorded in the third quarter of fiscal 2013 resulted primarily from correcting the useful lives of property and equipment that were inconsistent with established CSC accounting conventions. This error occurred in connection with a BSS contract in France.

As noted above, during the third quarter of fiscal 2013, the Company identified additional prior period errors related to the use of the percentage of completion accounting method on its NHS contract. Such errors, which were self-correcting, have no impact on income from continuing operations before taxes for fiscal 2013. Had such adjustments been recorded in fiscal 2012, income from continuing operations before taxes would have increased by $22 million. For fiscal 2011, income from continuing operations before taxes would have decreased by $3 million. For fiscal 2010, there would have been no impact on income from continuing operations before taxes. For fiscal 2009 and prior periods, income from continuing operations before taxes would have decreased by $19 million.

As previously reported, during the second quarter and through the first six months of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million and $7 million, respectively, that should have been recorded in prior fiscal years ($10 million and $13 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The select line items of the Consolidated Statement of Operations for the quarter and nine months ended December 28, 2012 impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Quarter Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,781	$1	$3,782
Costs of services (excludes depreciation and amortization and restructuring costs)	2,995	2	2,997
Selling, general and administrative	278	1	279
Depreciation and amortization	270	(4)	266
Restructuring costs	26	2	28
Interest expense	57	(1)	56
Other (income) expense	4	(1)	3
Income from continuing operations before taxes	155	2	157
Taxes on income	32	3	35
Income from continuing operations	123	(1)	122
Income from discontinued operations, net of taxes	390	—	390
Income attributable to CSC common shareholders	510	(1)	509
EPS – Diluted
Continuing operations	$0.77	$(0.01)	$0.76
Discontinued operations	2.50	—	2.50
Total	$3.27	$(0.01)	$3.26

	Nine Months Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,434	$10	$11,444
Costs of services (excludes depreciation and amortization and restructuring costs)	9,141	12	9,153
Selling, general and administrative	864	(1)	863
Depreciation and amortization	806	(2)	804
Restructuring costs	111	5	116
Interest expense	147	—	147
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	380	(4)	376
Taxes on income	106	9	115
Income from continuing operations	274	(13)	261
Income from discontinued operations, net of taxes	419	—	419
Income attributable to CSC common shareholders	680	(13)	667
EPS – Diluted
Continuing operations	$1.67	$(0.08)	$1.59
Discontinued operations	2.69	—	2.69
Total	$4.36	$(0.08)	$4.28

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 28, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses ($8 million increase);

•	Property and equipment ($4 million decrease);

•	Deferred revenue ($9 million increase); and

•	Accrued expenses and other current liabilities ($10 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2013, first nine months of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

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

During the third quarter and through the first nine months of fiscal 2012, based on information then known by the Company, the Company recorded, primarily in the Nordic Region and Australia, net pre-tax adjustments reducing income from continuing operations before taxes by $3 million and $31 million ($1 million and $23 million, net of tax), respectively, that should have been recorded in prior fiscal years.

Nordic Region Adjustments

The Nordic pre-tax adjustments recorded in the third quarter and first nine months of fiscal 2012, based on information then known by the Company, totaled $2 million and $10 million, respectively, and were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct (other than a $1 million operating lease adjustment, which was a refinement of an error previously corrected and reported in fiscal 2011).

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. Based on the information then known by the Company, the Company recorded $1 million and $20 million of pre-tax adjustments reducing income from continuing operations during the third quarter and the nine months ended December 30, 2011, respectively. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other Errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The impact of the Australia adjustments recorded during the first nine months of fiscal 2012 on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$—	$(1)
Other Errors	(5)	(16)	5	(3)	(19)
	$5	$(23)	$1	$(3)	$(20)

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

NHS Adjustments

As noted above, during fiscal 2012 and through the first nine months of fiscal 2013, the Company has identified certain accounting errors related to the Company's use of the percentage of completion accounting method on its NHS contract. The impact of such errors would be to increase income from continuing operations before taxes by $47 million and $43 million for the third quarter and first nine months of fiscal 2012, respectively.

Other Adjustments

Based on information then known by the Company, the Company identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions, which decreased income from continuing operations by $2 million and $1 million for the third quarter and for the first nine months, respectively, of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.
The following table summarizes the cumulative effect on net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, fiscal 2012 and the nine months ended December 28, 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Increase/(Decrease)
(Amounts in millions)	Quarter Ended December 30, 2011	Nine Months Ended December 30, 2011
Nordic adjustments	$2	$12
Australia adjustments	2	22
NHS adjustments	47	43
Other adjustments	—	(3)
Effect on loss from continuing operations before taxes	51	74
Taxes on income	(12)	(2)
Effect on net loss attributable to CSC common shareholders	$39	$72

The select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 30, 2011 impacted by the out of period adjustments, including those recorded in the first nine months of fiscal 2013, under the rollover method are shown below.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended December 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,687	$45	$3,732
Costs of services (excludes depreciation and amortization)	3,186	(20)	3,166
Selling, general and administrative	272	4	276
Depreciation and amortization	301	7	308
Interest expense	42	—	42
Other (income) expense	12	3	15
Income from continuing operations before taxes	(1,459)	51	(1,408)
Taxes on income	(38)	12	(26)
Income from continuing operations	(1,421)	39	(1,382)
Loss from discontinued operations, net of taxes	30	—	30
Net income attributable to CSC common shareholders	(1,390)	39	(1,351)
EPS – Diluted
Continuing operations	$(9.15)	$0.25	$(8.90)
Discontinued operations	0.19	—	0.19
Total	$(8.96)	$0.25	$(8.71)

	Nine Months Ended December 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,527	$40	$11,567
Costs of services (excludes depreciation and amortization)	9,730	(32)	9,698
Selling, general and administrative	838	2	840
Depreciation and amortization	868	(2)	866
Interest expense	129	(3)	126
Other (income) expense	1	1	2
Income from continuing operations before taxes	(4,260)	74	(4,186)
Taxes on income	(78)	2	(76)
Income from continuing operations	(4,182)	72	(4,110)
Loss from discontinued operations, net of taxes	110	—	110
Net income attributable to CSC common shareholders	(4,084)	72	(4,012)
EPS – Diluted
Continuing operations	$(27.06)	$0.46	$(26.60)
Discontinued operations	0.71	—	0.71
Total	$(26.35)	$0.46	$(25.89)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company through the nine months ended December 30, 2011 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($48 million decrease);

•	Prepaid expenses and other current assets ($40 million increase);

•	Property and equipment ($26 million decrease);

•	Accrued expense ($42 million increase); and

•	Deferred revenue ($2 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2012

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

and prior periods. Consequently, the cumulative effect of these adjustments was recorded during the third quarter of fiscal 2012.

Note 5 –	Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted earnings (loss) per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	December 28, 2012	December 30, 2011

Net income (loss) attributable to CSC common shareholders
From continuing operations	$120	$(1,420)
From discontinued operations	390	30
	$510	$(1,390)
Common share information:
Weighted average common shares outstanding for basic EPS	155.039	155.061
Dilutive effect of stock options and equity awards	1.045	—
Shares for diluted earnings per share	156.084	155.061

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$0.77	$(9.15)
Discontinued operations	2.52	0.19
Total	$3.29	$(8.96)

Diluted EPS:
Continuing operations	$0.77	$(9.15)
Discontinued operations	2.50	0.19
Total	$3.27	$(8.96)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
(Amounts in millions, except per-share amounts)	December 28, 2012	December 30, 2011

Net income (loss) attributable to CSC common shareholders:
From continuing operations	$261	$(4,194)
From discontinued operations	419	110
	$680	$(4,084)
Common share information:
Weighted average common shares outstanding for basic EPS	155.209	154.983
Dilutive effect of stock options and equity awards	0.639	—
Shares for diluted EPS	155.848	154.983

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$1.68	$(27.06)
Discontinued operations	2.70	0.71
Total	$4.38	$(26.35)

Diluted EPS:
Continuing operations	$1.67	$(27.06)
Discontinued operations	2.69	0.71
Total	$4.36	$(26.35)

The computation of diluted earnings (loss) per share excluded options to purchase 24,193 shares of common stock and 766,188 restricted stock units, for the quarter ended December 30, 2011, and options to purchase 826,872 shares of common stock and 1,322,903 restricted stock units for the nine months ended December 30, 2011 whose effect, if included, would have been anti-dilutive due to the Company's net loss. In addition, stock options whose exercise price exceeded the average market price of the Company’s common stock and therefore were anti-dilutive, were excluded from the diluted earnings (loss) per share computation. The number of shares related to such stock options was 14,211,065 and 17,843,771 for the quarter and nine months ended December 28, 2012, respectively, and 18,336,991 and 17,211,569 for the quarter and nine months ended December 30, 2011, respectively.

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of December 28, 2012 and March 30, 2012:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of
	December 28, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$1,381	$1,381	$—	$—
Time deposits	199	199	—	—
Short term investments	5	5	—	—
Derivative assets	4	—	4	—
Total assets	$1,589	$1,585	$4	$—

Liabilities:
Derivative liabilities	$2	$—	$2	$—
Total liabilities	$2	$—	$2	$—

	As of
	March 30, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$299	$299	$—	$—
Time deposits	102	102	—	—
Short term investments	6	6	—	—
Derivative assets	12	—	12	—
Total assets	$419	$407	$12	$—

Liabilities:
Derivative liabilities	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

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

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the nine months ended December 28, 2012.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $2,012 million and $1,073 million, and the estimated fair value was $2,237 million and $1,190 million, as of December 28, 2012, and March 30, 2012, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2. CSC's company-owned life insurance policies are recorded at their cash surrender value.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of December 28, 2012, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

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

The notional amount of the foreign currency forward contracts outstanding as of December 28, 2012 and March 30, 2012 was $1,219 million and $2,138 million, respectively. The notional amount of option contracts outstanding as of December 28, 2012 and March 30, 2012 was $128 million and $785 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $4 million and $2 million, respectively, as of December 28, 2012, and $12 million and $14 million, respectively, as of March 30, 2012 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risk. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of December 28, 2012, there were seven counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $4 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 –	Debt

The following is a summary of the Company's debt as of December 28, 2012 and March 30, 2012:

(Amounts in millions)	December 28, 2012	March 30, 2012
4.45% term notes, due September 2022	$349	$—
6.50% term notes, due March 2018	997	997
2.50% term notes, due September 2015	350	—
5.50% term notes, due March 2013	—	699
5.00% term notes, due February 2013	—	300
Four-Year Term Loan Credit Facility	250	—
Capitalized lease liabilities	564	574
Borrowings for assets acquired under long-term financing	102	84
Other borrowings	17	86
Total debt	2,629	2,740
Less: short-term debt and current maturities of long-term debt	231	1,254
Total long-term debt	$2,398	$1,486

On September 18, 2012, the Company issued $700 million of senior unsecured and unsubordinated notes (new term notes) comprised of $350 million 2.50% Senior Notes due September 15, 2015 and $350 million 4.45% Senior Notes due September 15, 2022. The new term notes were recorded net of debt discount of $1 million. The Company also incurred deferred debt issuance costs of $5 million, which along with the debt discount will be amortized over the respective terms of the new term notes using the effective interest method. The new term notes are senior unsecured and unsubordinated obligations and rank equally with all other existing and future senior unsecured and unsubordinated indebtedness, including any borrowings under the existing $1.5 billion credit facility, and senior to all future subordinated debt. Interest is payable semi-annually on September 15 and March 15 beginning March 15, 2013. The proceeds from the new term notes were used to redeem a portion of the 5.50% term notes, due March 2013, and the 5.00% term notes, due February 2013, as described below.

In addition, on September 18, 2012, the Company entered into a four-year, unsecured, delayed-draw $250 million term loan credit facility (new facility) maturing on September 18, 2016. Under the new facility, the Company has an option to request an increase in the commitment up to a maximum amount of $350 million. Interest on borrowings under the new facility is based on prime rate or LIBOR plus a daily margin, and is payable quarterly. Quarterly principal repayments of 2.5% of borrowings commence December 31, 2013. Costs associated with establishing the new facility of $1 million have been deferred and will be amortized over the term of the agreement. On October 17, 2012, the Company borrowed $250 million under the new facility and used the proceeds to redeem a portion of the 5.50% and 5.00% term notes due in the fourth quarter of 2013, as described below.

On September 12, 2012, the Company delivered a notice of early redemption with respect to the Company’s outstanding $700 million 5.50% Senior Notes due March 2013 and $300 million 5.00% Senior Notes due February 2013. On October 19, 2012, the Company used the proceeds received from the issuance of new term notes and the $250 million drawn from the new facility to fund the early redemption of the 5.00% and 5.50% term notes due February 2013 and March 2013, respectively, resulting in the recognition of a $19 million loss recorded to interest expense during the third quarter of fiscal 2013.

Both the new term notes and the new facility agreement contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default, including a cross-default to payment defaults on principal payments aggregating $125 million or to other events if the effect is to accelerate or permit acceleration of such debt.

During the first quarter of fiscal 2013, the Company issued commercial paper with an average maturity of less than one month at a weighted average interest rate of 0.72%. The commercial paper is backed by the Company's existing $1.5

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

billion credit facility that matures on March 18, 2015. The Company did not issue commercial paper during the second and third quarters of fiscal 2013. As of both December 28, 2012 and March 30, 2012, the Company had no borrowings outstanding against commercial paper.
Both the new $250 million term loan credit facility and existing $1.5 billion credit facility require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants as of December 28, 2012.

Note 9 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Service cost	$3	$3	$8	$6
Interest cost	39	41	34	31
Expected return on assets	(38)	(37)	(34)	(32)
Amortization of unrecognized net loss and other	10	9	5	4
Contractual termination benefits	—	—	1	—
Net periodic pension cost	$14	$16	$14	$9

	Nine Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Service cost	$8	$7	$22	$20
Interest cost	117	123	94	95
Expected return on assets	(114)	(109)	(95)	(96)
Amortization of unrecognized net loss and other	31	26	15	12
Contractual termination benefits	—	—	7	—
Net periodic pension cost	$42	$47	$43	$31

During the quarter and nine months ended December 28, 2012, the Company recorded additional contractual termination benefits for a certain U.K. pension plan of $1 million and $7 million, respectively. These restructuring costs represent revisions of estimates related to the Fiscal 2012 Plan and new restructuring costs under the Fiscal 2013 Plan (see Note 16). These contractual termination benefits are reflected in the projected benefit obligation at the end of the quarter and recognized in net periodic pension cost as of the third quarter.

During the second quarter of fiscal 2013, a pension plan in Norway was amended to change the index used to benchmark pension payment increases. The plan was remeasured at July 1, 2012, the effective date of the amendment, resulting in a reduction to the projected benefit obligation by $28 million, improving the plan's funded status. The plan's fiscal 2013 expense was also remeasured for the remaining nine months of the fiscal year using a new discount rate of 4%.

The Company contributed $93 million and $210 million to the defined benefit pension plans during the quarter and nine months ended December 28, 2012, respectively. In aggregate, the Company expects to contribute approximately $658 million during fiscal 2013. The Company made a discretionary contribution of $400 million to one of its U.S. pension plans during the fourth quarter of fiscal 2013. The impact of the contribution should reduce future net periodic pension cost. In addition to this discretionary contribution, additional contributions may be required to meet funding levels as required by

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Section 430 of the U.S. Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2013.

During the second quarter of fiscal 2013, the U.S. Internal Revenue Service (IRS) issued guidance for the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which was passed by Congress earlier in the year. MAP-21 established funding stabilization provisions, which starting in calendar year 2012 allows plan sponsors to defer contributions to their pension plans. The Company evaluated the provisions of the new law and did not defer contributions in calendar year 2012.

The components of net periodic benefit cost for postretirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Service cost	$1	$—
Interest cost	3	2
Expected return on assets	(1)	—
Amortization of unrecognized net loss and other	3	2
Net provision for postretirement benefits	$6	$4

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Service cost	$3	$2
Interest cost	9	8
Expected return on assets	(4)	(4)
Amortization of unrecognized net loss and other	10	6
Net provision for postretirement benefits	$18	$12

The Company contributed $0 million and $4 million to the postretirement benefit plans during the quarter and nine months ended December 28, 2012, respectively. The Company expects to contribute approximately $8 million to the postretirement benefit plans during fiscal 2013.

The Company received a $1 million subsidy during the nine months ended December 28, 2012 in connection with the U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003.

Note 10 –	Income Taxes

The Company's effective tax rate (ETR) was 20.6% and 27.9% for the quarter and nine months ended December 28, 2012, respectively, and 2.6% and 1.8% for the quarter and nine months ended December 30, 2011, respectively. The following are the primary drivers of the ETR for the nine months ended December 28, 2012 and December 30, 2011. For the tax impact of discontinued operations, see Note 3.

•
During the third quarter and nine months ended December 28, 2012 there was a decrease in valuation allowances in non-U.S. jurisdictions due to (i) a shift in the global mix of income which impacted the ETR by 7.1% and 2.9%, respectively and (ii) expected capital gains from the sale of certain other assets which impacted the ETR by 5.6% and 2.3%, respectively.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the nine months ended December 28, 2012 by 1.7%.

•
During the third quarter of fiscal 2012, the Company recorded a $1,485 million charge related to the NHS contract. The Company established a full valuation allowance against the net operating losses in the U.K. and did not record a tax benefit for the NHS charge. The NHS charge had a significant impact on the ETR for the third

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

quarter and nine months ended December 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

•
During the third quarter of fiscal 2012, as a result of the charge related to the NHS contract, the Company established a valuation allowance of approximately $65 million against the prior year ending net deferred tax assets of the U.K. operating entities. The valuation allowance had an unfavorable impact on the ETR for the third quarter and nine months ended December 30, 2011 of 4.5% and 1.5%, respectively.

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to audit settlements and the expiration of the statute of limitations of approximately $112 million which reduced the ETR for the nine months ended December 30, 2011 by 2.6%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge, which was mostly not deductible for tax purposes. During the third quarter of fiscal 2012, the Company recorded an additional goodwill impairment charge of $60 million, which was also not deductible for tax purposes. The goodwill impairment charge had a significant impact on the ETR for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $32 million in continuing operations (the balance of the benefit is now shown in discontinued operations) and reduced the ETR for the nine months ended December 30, 2011 by 0.7%.

There were no material changes to uncertain tax positions as of the third quarter of fiscal 2013 compared to year-end of fiscal 2012.

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal years 2008 through 2010, and the Company expects to reach a settlement during fiscal year 2014. The significant items subject to examination primarily include foreign income inclusions under subpart F and related foreign tax credits. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $90 million, excluding interest, penalties, and tax carryforwards.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted and extended several expired or expiring temporary business tax provisions, including the active financing income exception, the controlled foreign corporation look through rule, and the research and development credit. Pursuant to ASC 740, the effects of new legislation are recognized in the period of enactment. Therefore, the impact of the Act will be recorded in the fourth quarter and is expected to have a significant impact on the ETR.

Note 11 –	Stock Incentive Plans

As of December 28, 2012, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarter and nine months ended December 28, 2012 and December 30, 2011, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Cost of services	$5	$3
Selling, general and administrative	11	11
Total	$16	$14
Total, net of tax	$10	$9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Cost of services	$11	$8
Selling, general and administrative	25	28
Total	$36	$36
Total, net of tax	$23	$22

The Company’s overall stock-based compensation granting practice has not changed year over year, except that starting with fiscal 2012's long-term incentive program, restricted stock units (RSUs) represent a larger portion of total stock-based compensation awards than in the past. Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs decreased stock-based compensation expense recognized for the nine months ended December 28, 2012 by $3 million, which is predominantly represented by participants in selling, general and administrative positions. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the nine months ended December 28, 2012 and December 30, 2011 by $3 million and $5 million, respectively.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant date fair values of stock options granted during the nine months ended December 28, 2012 and December 30, 2011 were $7.27, and $10.18 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	December 28, 2012	December 30, 2011
Risk-free interest rate	1.14%	1.80%
Expected volatility	36%	31%
Expected term (in years)	6.59	6.11
Dividend yield	2.88%	1.79%

During the nine months ended December 28, 2012 and December 30, 2011, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $3 million and $6 million, respectively, and an excess tax benefit of $1 million and $2 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors of the Company (Compensation Committee). The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs. As of December 28, 2012, 11,061,469 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of December 28, 2012
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 30, 2012	17,733,562	$46.13	5.08	$1
Granted	3,644,573	27.14
Exercised	(189,457)	30.48
Canceled/Forfeited	(626,915)	37.16
Expired	(3,451,852)	44.91
Outstanding as of December 28, 2012	17,109,911	42.83	5.72	45
Vested and expected to vest in the future as of December 28, 2012	16,778,977	43.10	5.65	42
Exercisable as of December 28, 2012	12,034,893	47.44	4.33	3

The total intrinsic value of options exercised during the nine months ended December 28, 2012 and December 30, 2011, was $1 million and $5 million, respectively. The total intrinsic value of stock options is based on the difference between the fair market value of the Company’s common stock less the applicable exercise price. The cash received from stock options exercised during the nine months ended December 28, 2012 and December 30, 2011 was $4 million and $15 million, respectively.

As of December 28, 2012, there was $33 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.97 years.

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

A portion of the Other Equity Awards granted during the quarter ended December 28, 2012 consisted of performance-based RSUs. The number of units that ultimately vest pursuant to such awards is dependent upon the Company’s achievement of certain specified performance criteria generally over a three-year period. Awards are redeemed for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be redeemed upon achievement of target performance measures.

During the nine months ended December 28, 2012, certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s termination, provided the executive (i) remains a full-time employee of the Company until reaching the earlier of (a) age 65 or (b) age 55 or over with at least ten years of service and (ii) after termination complies with certain non-competition covenants during the ten-year period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning Other Equity Awards granted under stock incentive plans is as follows:

	As of December 28, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	1,740,925	$40.29
Granted	1,698,839	25.86
Released/Issued	(254,238)	40.18
Canceled/Forfeited	(578,840)	39.68
Outstanding as of December 28, 2012	2,606,686	31.04

As of December 28, 2012, there was $42 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.29 years.

Nonemployee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of December 28, 2012, 72,400 shares of CSC common stock remained available for grant to nonemployee directors as RSUs or other stock-based incentives.

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	As of December 28, 2012
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 30, 2012	196,361	$42.81
Granted	42,800	30.30
Released/Issued	(50,716)	43.30
Canceled/Forfeited	—	—
Outstanding as of December 28, 2012	188,445	39.85

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

Note 12 –	Share Repurchase Program

In December 2010, the Company’s board of directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases in compliance with Securities and Exchange Commission rules, and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the repurchase program. Prior to the third quarter of fiscal 2013, $935 million was available for the repurchase of shares under the program.

During the quarter ended December 28, 2012, the Company utilized proceeds received from the sale of its credit services business (see Note 3) to purchase 1,971,200 shares through open market purchases for an aggregate consideration of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

$77 million, at a weighted average price of $39.04 per share. Of the aggregate consideration of $77 million, $18 million was recorded as an accrued liability for shares purchased but not yet settled in cash by December 28, 2012.

The repurchased shares were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings.

As of the end of the third fiscal quarter 2013, $858 million is available for the repurchase of shares.

Note 13 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Interest	$127	$104
Taxes on income, net of refunds	107	115

Non-cash investing activities include the following:

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Capital expenditures in accounts payable and accrued expenses	$28	$40
Capital expenditures through capital lease obligations	124	199
Assets acquired under long-term financing	19	25

Non-cash financing activities included common share dividends declared but not yet paid of $31 million for both the nine months ended December 28, 2012 and December 30, 2011, respectively.

Note 14 –	Segment Information

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

The following table summarizes operating results by reportable segment. BSS results for fiscal 2012 have been adjusted from amounts previously reported to reflect the removal of revenue and costs associated with discontinued operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	NPS	MSS	BSS(2)	Corporate	Eliminations	Total

Quarter ended December 28, 2012
Revenues	$1,340	$1,620	$853	$3	$(35)	$3,781
Operating income (loss)	137	125	36	(30)	—	268
Depreciation and amortization	40	195	32	3	—	270

Quarter ended December 30, 2011
Revenues	$1,379	$1,670	$663	$3	$(28)	$3,687
Operating income (loss)	65	108	(1,459)	(21)	—	(1,307)
Depreciation and amortization	43	215	44	(1)	—	301

(Amounts in millions)	NPS(1)	MSS	BSS(2)	Corporate	Eliminations	Total

Nine months ended December 28, 2012
Revenues	$4,083	$4,838	$2,601	$9	$(97)	$11,434
Operating income (loss)	388	308	65	(63)	—	698
Depreciation and amortization	121	568	107	10	—	806

Nine months ended December 30, 2011
Revenues	$4,299	$4,908	$2,410	$9	$(99)	$11,527
Operating income (loss)	51	162	(1,417)	(47)	—	(1,251)
Depreciation and amortization	119	622	114	13	—	868

(1)
The nine months ended December 30, 2011 amounts include $42 million reduction of revenue and $269 million reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 18).

(2)
The third quarter and nine months ended December 30, 2011 amounts include $204 million reduction of revenue and $1,485 million reduction in operating income as a result of the charge associated with the NHS contract (see Note 17).

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

Reconciliation of consolidated operating income (loss) to income (loss) from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Operating income (loss)	$268	$(1,307)	$698	$(1,251)
Corporate G&A	(56)	(46)	(186)	(166)
Interest expense	(57)	(42)	(147)	(129)
Interest income	4	8	14	32
Goodwill impairment	—	(60)	—	(2,745)
Other (expense) income, net	(4)	(12)	1	(1)
Income (loss) from continuing operations before taxes	$155	$(1,459)	$380	$(4,260)

During the quarter and nine months ended December 28, 2012 and December 30, 2011, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal years (see Note 4). The following tables summarize the effect of the pre-tax out of period adjustments on the NPS, MSS and BSS segment results for the quarter and nine months ended December 28, 2012 and December 30, 2011, as if the adjustments had been recorded in the appropriate period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 28, 2012
Revenues	$1,340	$—	$1,340
Operating income	137	—	137
Depreciation and amortization	40	—	40

Quarter ended December 30, 2011
Revenues	$1,379	$(4)	$1,375
Operating income	65	(5)	60
Depreciation and amortization	43	—	43

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 28, 2012
Revenues	$4,083	$—	$4,083
Operating income	388	6	394
Depreciation and amortization	121	—	121

Nine months ended December 30, 2011
Revenues	$4,299	$(4)	$4,295
Operating income	51	(2)	49
Depreciation and amortization	119	—	119

	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 28, 2012
Revenues	$1,620	$1	$1,621
Operating income	125	1	126
Depreciation and amortization	195	—	195

Quarter ended December 30, 2011
Revenues	$1,670	$(4)	$1,666
Operating income	108	12	120
Depreciation and amortization	215	(1)	214

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 28, 2012
Revenues	$4,838	$1	$4,839
Operating income	308	2	310
Depreciation and amortization	568	—	568

Nine months ended December 30, 2011
Revenues	$4,908	$—	$4,908
Operating income	162	29	191
Depreciation and amortization	622	(2)	620

	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 28, 2012
Revenues	$853	$—	$853
Operating income	36	1	37
Depreciation and amortization	32	(4)	28

Quarter ended December 30, 2011
Revenues	$663	$53	$716
Operating loss	(1,459)	48	(1,411)
Depreciation and amortization	44	—	44

	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 28, 2012
Revenues	$2,601	$9	$2,610
Operating income	65	(10)	55
Depreciation and amortization	107	(2)	105

Nine months ended December 30, 2011
Revenues	$2,410	$44	$2,454
Operating loss	(1,417)	45	(1,372)
Depreciation and amortization	114	—	114

Further out of period adjustments were identified in subsequent quarters of fiscal 2012 and in the first nine months of fiscal 2013 that had an impact on fiscal 2012. The impact of such adjustments on fiscal 2012 attributable to the NPS segment would be to increase revenue by $5 million and increase operating income by $10 million. The impact of such adjustments on fiscal 2012 attributable to the MSS segment would be to increase revenue by $6 million and increase operating income by $33 million. The impact of such adjustments on fiscal 2012 attributable to the BSS segment would be to increase revenue by $42 million and decrease operating loss by $45 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15 –	Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 28, 2012:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$768	$2,221	$1,527	$4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	768	147	837	1,752

Additions	25	—	—	25
Deductions	—	—	(241)	(241)
Foreign currency translation	—	(10)	(3)	(13)
Other reclassifications	—	(11)	11	—

Goodwill, gross	793	2,200	1,294	4,287
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of December 28, 2012, net	$793	$126	$604	$1,523

The addition to goodwill relates to an acquisition in the NPS segment (see Note 3). The deduction relates to the divestiture of a business in the BSS segment (see Note 3). The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

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

Due to the divestiture of two businesses in the third quarter of fiscal 2013, and specifically due to the allocation of $241 million of goodwill from one of our reporting units to the disposed credit services business, we assessed the goodwill

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

remaining on that reporting unit's balance sheet for potential impairment. We performed the first step of the two-step of the goodwill impairment test and concluded that the goodwill remaining on the reporting unit, after allocation of goodwill to the divested credit services business, was not impaired. For the other reporting units with goodwill, we evaluated whether there were factors which would indicate a potential impairment of goodwill as of December 28, 2012. The Company considered, among other factors, any significant changes in the Company's fiscal 2013 forecast since the annual impairment test was performed, the outlook for the Company's business and industry, the Company's market capitalization, and the current economic environment and outlook. Based on that evaluation, the Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and, as a result, it was unnecessary to perform the first step of the two-step impairment testing process as of December 28, 2012.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	December 28, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,490	$958	$532
Software	2,171	1,543	628
Customer and other intangible assets	514	266	248
Total intangible assets	$4,175	$2,767	$1,408

	As of
	March 30, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,802	$1,240	$562
Software	2,130	1,481	649
Customer and other intangible assets	599	306	293
Total intangible assets	$4,531	$3,027	$1,504

Amortization related to intangible assets was $106 million and $112 million for the quarters ended December 28, 2012, and December 30, 2011, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $9 million and $12 million in each of the respective quarters. Amortization expense related to capitalized software was $52 million and $42 million for the quarters ended December 28, 2012, and December 30, 2011, respectively.

Amortization related to intangible assets was $308 million and $334 million for the nine months ended December 28, 2012, and December 30, 2011, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $31 million and $37 million in each of the respective nine month periods. Amortization expense related to capitalized software was $148 million and $149 million for the nine months ended December 28, 2012, and December 30, 2011, respectively.

Estimated amortization expense related to intangible assets as of December 28, 2012, for the remainder of fiscal 2013 is $105 million, and for each of the fiscal years 2014, 2015, 2016, and 2017, is as follows: $316 million, $253 million, $171 million and $128 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 16 –	Restructuring Costs

The Company recorded $26 million and $111 million of restructuring costs for the third quarter and nine months ended December 28, 2012, respectively, as described below.

Fiscal 2013 Plan

In September 2012, the Company initiated additional restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers. Actions under the Fiscal 2013 Plan commenced in September 2012 and management expects that further actions will be taken during the remainder of fiscal 2013 which could result in additional charges.

Total restructuring costs for the Fiscal 2013 Plan recorded during the third quarter and first nine months of fiscal 2013 were $25 million and $78 million, respectively, including pension benefit augmentations of $1 million and $6 million, respectively, that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.

The composition of the restructuring liability for the Fiscal 2013 Plan as of December 28, 2012 is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of December 28, 2012
Workforce reductions	$—	$72	$(6)	$(6)	$1	$61
Other(2)	$—	$6	$—	$—	$—	$6
	$—	$78	$(6)	$(6)	$1	$67

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

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

The net restructuring costs for the Fiscal 2012 Plan accrued during the third quarter and the first nine months of fiscal 2013 were $1 million and $33 million, respectively, and consist of costs associated with employee terminations. The net restructuring costs for nine months include pension benefit augmentations of $1 million that are due to certain employees in accordance with legal or contractual obligations, which will be paid out over several years as part of normal pension distributions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The composition of the restructuring liability for the Fiscal 2012 Plan as of December 28, 2012 is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013	Less: costs not affecting restructuring liability (1)	Cash paid	Other (2)	Restructuring liability as of December 28, 2012
Workforce reductions	$110	$33	$(3)	$(104)	$(2)	$34
Facilities costs	9	—	—	(4)	—	5
Total	$119	$33	$(3)	$(108)	$(2)	$39

(1) Charges primarily consist of $1 million of pension benefit augmentation, which is recorded as a pension liability, and $1 million of additional vacation accrual.
(2) Foreign currency translation adjustments.

The composition of restructuring expenses, for the quarter and first nine months of fiscal 2013, by segment is as follows:

	Quarter Ended December 28, 2012
(Amounts in millions)	Fiscal 2013 Plan	Fiscal 2012 Plan	Total
NPS	$2	$—	$2
MSS	10	(2)	8
BSS	5	3	8
Corporate	$8	$—	$8
Total	$25	$1	$26

	Nine Months Ended December 28 2012
(Amounts in millions)	Fiscal 2013 Plan	Fiscal 2012 Plan	Total
NPS	$3	$—	$3
MSS	56	12	68
BSS	11	21	32
Corporate	$8	$—	$8
Total	$78	$33	$111

Of the total $106 million restructuring liability as of December 28, 2012, $103 million is included in accrued expenses and other current liabilities and $3 million is included in other long-term liabilities.

Note 17 –	Contract with the U.K. National Health Service

Reference is hereby made to CSC's Form 10-K for the fiscal year ended March 30, 2012 and its Form 10-Q for the quarter ended September 28, 2012 for previously disclosed information concerning CSC's contract with the NHS relating to an integrated electronic patient records system. Historical background is also presented below.

Interim Agreement Contract Change Note
On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product (the current contract as amended by the IACCN, the "modified agreement"). The modified agreement forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Under the modified agreement, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under the contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the modified agreement, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.
Pursuant to the IACCN, the parties agreed to a mutual release of all past or future disputed amounts under the contract through the date of the interim agreement, August 31, 2012. In conjunction with the IACCN, CSC received a payment of approximately £68 million ($110 million) net of value added tax.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would reduce the total contract value to approximately £2.1 billion or $3.4 billion (at the December 28, 2012 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Principal Components of IACCN

The IACCN sets the terms relating to the delivery of the Lorenzo product and associated services as described below.

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the modified agreement, the NHS is no longer subject to any trust volume commitment for the Lorenzo product (there were no changes in quantities for non-Lorenzo deployments), and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the modified agreement, as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to have completed NHS assurance during 2013; and one of these modules was accepted as having completed such assurance as at the end of December 2012. Although the NHS assurance of the Base Product's seven modules and one of the three Additional Product's modules is complete and the Company and the NHS are committed to complete the assurance of the remaining Additional Product's two modules, neither the NHS nor any trust is obliged to purchase or deploy any of those modules.

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

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the modified agreement as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016.

Any future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

Note 18 –	Settlement of Claims with U.S. Government

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

These claims relate to a contract that was awarded (the “Contract”) in December 1999 as a 10-year fixed price contract. In April 2004, the contract was extended by two additional years. Revenue recorded under the core Contract was initially recognized as a single profit center using the percentage of completion method based on the guidance in ASC 605-35, “construction-type and production-type contracts.”

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Note 19 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of December 28, 2012, the Company had $32 million of outstanding surety bonds and $153 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of December 28, 2012, the Company had $82 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 28, 2012:

(Amounts in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter	Total
Surety bonds	$3	$29	$—	$32
Letters of credit	109	28	16	153
Stand-by letters of credit	52	15	15	82
Total	$164	$72	$31	$267

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amends the terms of the current contract and forms the basis on which the parties will finalize a full restatement of the contract. See Note 17 for further information relating to the NHS contract and the IACCN.

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation. The SEC's investigative activities are ongoing. In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of our senior management's time that otherwise would have been focused on the growth of the Company has been focused on these matters. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on January 30, 2013. On December 14, 2012, the court issued an order extending the expert discovery deadline to February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. Motions for summary judgment are due on March 18, 2013. Trial is scheduled for May 21, 2013. The defendants deny the allegations and intend to defend their position vigorously. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeds in In re Computer Sciences Corporation Securities Litigation. The order requires defendants to provide to the plaintiff certain of the discovery

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

produced in the federal action. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. On September 5, 2012, Defendants notified the court of the Eastern District of Virginia's ruling in In re Computer Sciences Corporation Securities Litigation. On September 11, 2012, the parties filed a joint status report proposing a schedule for the filing of an amended complaint by plaintiff and for motion to dismiss briefing. Plaintiff filed an amended complaint on September 28, 2012. Upon stipulation of the parties, the court consolidated the Bainto case and Himmel case (described below) and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeds in In re Computer Sciences Corporation Securities Litigation. The order requires Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On October 16, 2012, a separate shareholder derivative action entitled Daniel Himmel v. Michael W. Laphen et al. (No. A-12-670190-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The Himmel complaint is substantively similar to the Bainto complaint, but includes a claim for unjust enrichment and seeks additional injunctive relief. Upon stipulation of the parties, the court consolidated the Bainto case (describe above) and the Himmel case and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeds in In re Computer Sciences Corporation Securities Litigation. The order requires Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On December 20, 2012, a separate shareholder derivative complaint entitled Shirley Morefield v Irving W. Bailey, II, et al, (Case No. 1:120V1468GBL/TCB) was filed in the United States District Court for the Eastern District of Virginia. The complaint names certain of CSC's current and former directors and officers as defendants and the Company as a nominal defendant. The complaint is similar to the Hung complaint but asserts only a claim for breach of fiduciary duty and alleges that the plaintiff made a demand on the CSC Board prior to commencing suit and that such demand was refused. Motions to dismiss are due March 18, 2013. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On October 19, 2012, a putative class action complaint was filed in the United States District Court of the Southern District of Indiana, entitled Andrea M. Childress v. Experian Information Services, Inc. and CSC Credit Services , Inc. The complaint alleges Fair Credit Reporting Act claims regarding reports prepared about consumers who filed for Chapter 13 bankruptcy protection and subsequently withdrew their bankruptcy filing before court approval of a bankruptcy plan. Plaintiff, on behalf of the class, seeks statutory and punitive damages, injunctive relief and attorneys' fees. On February 4, 2013, CSC was dismissed without prejudice from this lawsuit by plaintiff's notice filed with the court.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 20 –	Subsequent Events

On December 31, 2012, using the proceeds from sale of its Credit Services business to Equifax, the Company contributed $400 million to its U.S. pension plan trust.

On January 25, 2013, the Company completed the divestiture of Paxus, its Australian staffing business for consideration of $78 million, for an estimated pre-tax gain on sale of $38 million (see Note 3).

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and Nine Months of Fiscal 2013 versus
Third Quarter and Nine Months of Fiscal 2012

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The following discusses the Company's financial condition and results of operations as of and for the third quarter and nine months ended December 28, 2012, and the comparable periods of the prior fiscal year.

Overview

The key operating results for the third quarter and for the first nine months of fiscal 2013 include:

•
Third quarter revenues increased $94 million, or 2.5%, to $3,781 million, while the nine month revenues decreased $93 million, or 0.8%, to $11,434 million as compared to the third quarter and nine months of the prior fiscal year. On a constant currency basis,(1) revenues increased $102 million, or 2.8%, and $106 million, or 0.9%, for the quarter and first nine months, respectively.

•
Income from continuing operations before taxes for the third quarter of fiscal 2013 was $155 million, compared to a loss from continuing operations before taxes of $1,459 million in the third quarter of fiscal 2012, an increase of $1,614 million. Income from continuing operations before taxes for the first nine months of fiscal 2013 was $380 million, compared to a loss from continuing operations before taxes of $4,260 million for the same period of 2012, an increase of $4,640 million.

•
Income from discontinued operations, net of taxes for the third quarter of fiscal 2013 was $390 million, compared to $30 million in the same period of fiscal 2012, an increase of $360 million. Income from continuing operations before taxes for the first nine months of fiscal 2013 was $419 million, compared to $110 million for the same period of fiscal 2012, and increase of $309 million. The increases for both the third quarter and the nine-month period, due to the third quarter divestitures of the Company's Credit Services and the Italian consulting and system integration businesses.

•
Operating income(2) for the third quarter increased to $268 million as compared to an operating loss of $1,307 million for the third quarter of fiscal 2012, and operating income margin increased to 7.1% from last year's third quarter margin of (35.4)%. For the first nine months, operating income increased to $698 million as compared to an operating loss of $1,251 million for the same period of 2012, and operating income margins increased to 6.1% from (10.9)%.

•
Earnings before interest and taxes(3) (EBIT) for the third quarter of fiscal 2013 increased to $208 million as compared to a loss before interest and taxes of $1,425 million for the third quarter of fiscal 2012. EBIT margin improved to 5.5% from last year's third quarter margin of (38.6)%. For the first nine months of fiscal 2013, EBIT of $513 million increased by $4,676 million from the first nine months of fiscal 2012. EBIT margin improved to 4.5% from last year's first nine months margin of (36.1)%.

•
Net income attributable to CSC common shareholders for the third quarter of fiscal 2013 was $510 million, an increase of $1,900 million, as compared to the same period in the prior year. For the first nine months of fiscal 2013, net income attributable to CSC common shareholders was $680 million, an increase of $4,764 million, as compared to the same period in the prior year.

•
Diluted earnings per share (EPS) was $3.27 for the third quarter of fiscal 2013, an increase of $12.23 as compared to $(8.96) for the same period in the prior year. Diluted EPS was comprised of $0.77 from continuing operations and $2.50 from discontinued operations, as compared to $(9.15) and $0.19, respectively, in the prior year. Diluted EPS was $4.36 for the first nine months of fiscal 2013, an increase of $30.71 as compared to $(26.35) for the same period in the prior year. Diluted EPS was comprised of $1.67 from continuing operations and $2.69 from discontinued operations, as compared to $(27.06) and $0.71, respectively, in the prior year.

•
During the third quarter of fiscal 2013, the Company recorded restructuring costs of $26 million, of which $8 million is related to the MSS segment, $8 million is related to the BSS segment, $2 million is related to the NPS segment and $8 million is related to Corporate. For the first nine months of fiscal 2013, the Company recorded restructuring costs of $111 million, of which $68 million is related to the MSS segment, $32 million is related to the BSS segment, $3 million is related to the NPS segment and $8 million is related to Corporate.

•
The Company announced contract awards of $3.0 billion for the third quarter of fiscal 2013, including new NPS segment awards of $0.7 billion, MSS segment awards of $1.4 billion, and BSS segment awards of $0.9 billion. Total backlog(4) at the end of the third quarter of fiscal 2013 was $34.3 billion, a decrease of $0.7 billion as compared to the backlog at the end of the third quarter of fiscal 2012 of $35.0 billion. Of the total $34.3 billion backlog, $3.1 billion is expected to be realized as revenue in the remainder of fiscal 2013. Of the total $34.3 billion, $11.2 billion is not yet funded.

•	Days Sales Outstanding (DSO)(5) was 71 days at December 28, 2012, an improvement from 77 days at the end of the third quarter of the prior fiscal year.

•
Debt-to-total capitalization ratio(6) was 44.2% at December 28, 2012, a decrease of 5.0 percentage points from 49.2% at March 30, 2012, due to the early redemption of the 5.50% and 5.00% term notes, both due in 2013, and increase in equity due to higher net income attributable to CSC shareholders.

•
Cash provided by operating activities was $1,078 million for the first nine months of fiscal 2013, as compared to $680 million for the first nine months of fiscal 2012, primarily due to a cash inflow from the settlement with the U.S. government, and higher net cash flows related to the NHS contract, as well as lower vendor and payroll-related payments, partly offset by lower cash receipts and higher restructuring payments.

•
Cash provided by investing activities was $474 million for the first nine months of fiscal 2013, as compared to cash used of $1,088 million for the first nine months of fiscal 2012, primarily due to net proceeds of the divestitures of two businesses in the third quarter and lower expenditures on acquisitions and property and equipment.

•
Cash used in financing activities was $433 million for the first nine months of fiscal 2013, as compared to $471 million for the first nine months of fiscal 2012, primarily due to higher net borrowings in fiscal 2013, partially offset by cash used for share repurchases.

•
Free cash flow(7) of $457 million for the first nine months of fiscal 2013 was favorable to the $172 million outflow for the first nine months of fiscal 2012, driven primarily by higher year-over-year cash inflow associated with the NHS contract, the settlement with the U.S. government, and reduced payments for capital expenditures.

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

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Operating income (loss)	$268	$(1,307)
Corporate G&A	(56)	(46)
Interest expense	(57)	(42)
Interest Income	4	8
Goodwill impairment	—	(60)
Other expense, net	(4)	(12)
Income (loss) from continuing operations before taxes	$155	$(1,459)

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Operating income (loss)	$698	$(1,251)
Corporate G&A	(186)	(166)
Interest expense	(147)	(129)
Interest Income	14	32
Goodwill impairment	—	(2,745)
Other income (expense), net	1	(1)
Income (loss) from continuing operations before taxes	$380	$(4,260)

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

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Earnings (loss) before interest and taxes	$208	$(1,425)
Interest expense	(57)	(42)
Interest income	4	8
Taxes on income	(32)	38
Net income (loss) from continuing operations	$123	$(1,421)

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Earnings (loss) before interest and taxes	$513	$(4,163)
Interest expense	(147)	(129)
Interest income	14	32
Taxes on income	(106)	78
Net income (loss) from continuing operations	$274	$(4,182)

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011
Free cash flow	$457	$(172)
Net cash (provided by) used in investing activities	(474)	1,088
Acquisitions, net of cash acquired	(34)	(368)
Business dispositions	958	—
Short-term investments	—	3
Payments on capital leases and other long-term asset financings	171	129
Net cash provided by operating activities	$1,078	$680
Net cash provided by (used in) investing activities	$474	$(1,088)
Net cash used in financing activities	$(433)	$(471)

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

Results of Operations

Revenues

Revenues for the NPS, MSS, and BSS segments for the quarter and nine months ended December 28, 2012 and December 30, 2011 are as follows:

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	Change	Percent Change
NPS	$1,340	$1,379	$(39)	(2.8)%
MSS	1,620	1,670	(50)	(3.0)
BSS	853	663	190	28.7
Corporate	3	3	-	-
Subtotal	3,816	3,715	101	2.7
Eliminations	(35)	(28)	(7)	-
Total Revenue	$3,781	$3,687	$94	2.5%

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	Change	Percent Change
NPS	$4,083	$4,299	$(216)	(5.0)%
MSS	4,838	4,908	(70)	(1.4)
BSS	2,601	2,410	191	7.9
Corporate	9	9	—	-
Subtotal	11,531	11,626	(95)	(0.8)
Eliminations	(97)	(99)	2	-
Total Revenue	$11,434	$11,527	$(93)	(0.8)%

The major factors affecting the percent change in revenues for the quarter and nine months ended December 28, 2012 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.3%	—	(3.1)%	(2.8)%
MSS	—	(0.2)%	(2.8)	(3.0)
BSS	—	(0.7)	29.4	28.7
Cumulative Net Percentage	0.1%	(0.3)%	2.7%	2.5%

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
NPS	0.6%	—	(5.6)%	(5.0)%
MSS	1.0	(2.4)%	—	(1.4)
BSS	2.8	(3.3)	8.4	7.9
Cumulative Net Percentage	1.2%	(1.7)%	(0.3)%	(0.8)%

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	Change	Percent Change
Department of Defense	$944	$921	$23	2.5%
Civil Agencies	337	392	(55)	(14.0)
Other (1)	59	66	(7)	(10.6)
Total	$1,340	$1,379	$(39)	(2.8)%

	Nine Months Ended
(Amounts in millions)	December 28, 2012	December 30, 2011	Change	Percent Change
Department of Defense	$2,803	$2,901	$(98)	(3.4)%
Civil Agencies	1,107	1,221	(114)	(9.3)
Other (1)	173	177	(4)	(2.3)
Total	$4,083	$4,299	$(216)	(5.0)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue decreased $39 million, or 2.8%, in the third quarter of fiscal 2013, and decreased $216 million, or 5.0%, in the first nine months of fiscal 2013, as compared to similar periods of fiscal 2012.

The third quarter revenue decrease was primarily driven by a $55 million decrease in Civil Agencies (Civil) revenue, partially offset by a $23 million increase in Department of Defense (DOD) revenue. The decrease in revenue from Civil contracts was due to reduced revenue on contracts primarily with the Department of Labor, NASA, and the Department of Commerce, which either concluded, were winding down, or had reduced scope. These decreases were partially offset by increased revenue on contracts with the Department of State, which ramped up in fiscal 2013, and the Department of

Homeland Security, which expanded in fiscal 2013. In addition, Civil revenue was adversely impacted by a $12 million adjustment that reduced revenue resulting from a termination for convenience on a contract with Department of Labor. The increase in revenue from DOD contracts was due to a favorable wage determination settlement of $18 million on a contract with the Air Force and a fiscal 2012 forward loss that reduced revenue by $16 million on an U.S. Air Force contract that did not repeat in fiscal 2013, partially offset by net scope decreases on existing contracts.

For the nine months ended December 28, 2012, the NPS revenue decline was due to revenue decreases on both DOD and Civil contracts. The nine month decrease in revenue from DOD contracts was due to revenue decreases on contracts primarily with the U.S. Air Force of $108 million and the U.S. Army of $58 million that either had concluded or were winding down, partially offset by a favorable wage settlement of $26 million on a contract with the Air Force and a fiscal 2012 adverse adjustment of $42 million resulting from a contract settlement with the U.S. Federal government, which did not repeat in fiscal 2013. The nine month decrease in Civil revenue was due to reduced revenue on contracts primarily with NASA, the Department of Labor, the Department of Commerce, and the Department of State, which either concluded, were winding down, or had reduced scope. These decreases were partially offset by increased revenue on certain other contracts with the Department of State which ramped up in fiscal 2013 and the Department of Homeland Security, which expanded in fiscal 2013. Included in the $114 million Civil revenue reduction is a $12 million adverse adjustment resulting from a contract settlement on a contract with Department of Labor. NPS' nine month year-over-year revenue trend benefited from $26 million of fiscal 2012 net adverse adjustments on certain contracts accounted for under the percentage of completion method, which did not repeat in fiscal 2013.

During the quarter and nine months ended December 28, 2012, NPS won new contracts of $0.7 billion and $2.7 billion, as compared to $0.8 billion and $4.8 billion in the comparable periods in the prior year, respectively.

NPS' revenue decreases continue to reflect the ongoing uncertainty in government budgets and the difficulties customers are facing in awarding new initiatives. Delays in award decisions continue to be the most significant issue in the industry, with delays ranging from nine to eighteen months on submitted proposals.

The U.S. government fiscal issues, and continued uncertainty regarding the timing and magnitude of U.S. government budget reductions, may reduce the U.S. federal government's demand and available funds for IT projects, which would materially adversely impact our NPS segment and our business. We closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The Budget Control Act of 2011 (“BCA”) commits the U.S. government to reduce the federal deficit over ten years through caps on discretionary spending. The BCA established a Congressional Joint Select Committee on Deficit Reduction responsible for identifying an additional $1.2 trillion, in deficit reductions by November 23, 2011. However, the failure to produce a deficit reduction proposal by this deadline triggered “sequestration”, which calls for automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a ten-year period. Sequestration was to have gone into effect on January 2, 2013, but The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013 contained provisions that delayed sequestration provisions of the BCA for two months and reduced the mandatory reduction from to $85 billion. In September 2012, the Office of Management and Budget delivered to Congress a report detailing how sequestration would be implemented but failed to describe how reductions would occur at levels below the account level (i.e., at the project, program and activity level). As a result, there remains significant uncertainty about the implementation of sequestration and its affect on U.S. federal government IT and services contracting.

In addition, the U.S. federal government is currently operating under a continuing resolution, rather than an approved budget, which is scheduled to expire on March 31, 2013. While the continuing resolution averts a government shutdown, it also contains restrictions on starting new programs and increasing ongoing programs beyond current service levels, which could limit our ability to grow our NPS business. On December 31, 2012, the government officially reached its borrowing limits (known as the debt ceiling). On January 23, 2012, the U.S. House of Representatives passed a bill that would allow U.S. federal government borrowing through May 18, 2013 to be exempt from the debt ceiling. The United States Senate passed the bill on January 31, 2013 and the President is expected to sign the extension into law.

Managed Services Sector

MSS segment revenue decreased $50 million, or 3.0%, and decreased $70 million, or 1.4%, for the quarter and nine months ended December 28, 2012, respectively, as compared to the same periods of fiscal 2012. In constant currency, revenue for the third quarter decreased $47 million, or 2.8%, and revenue for the nine month period increased $49 million, or 1.0%, as compared to the same period of fiscal 2012.

The net adverse foreign currency impact for the third quarter was due to the unfavorable movement in the U.S. dollar primarily against the Euro and the Danish kroner, partially offset by favorable movement against the British pound. The nine-month revenue growth was unfavorably impacted by foreign currency movement in the U.S. dollar against the Euro, the Danish Kroner and the Swiss Franc. The MSS' fiscal 2012 acquisition of AppLabs provided $48 million, or 1.0% of the revenue growth for the nine months ended December 28, 2012. Excluding the impact of foreign currency and the acquisition, net internal revenue increased $1 million in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

The decrease in MSS' net internal revenue for the third quarter of $47 million was a result of reduced revenue of $73 million from contracts that terminated or concluded, and reduced revenue of $80 million from existing contracts primarily due to price-downs, contract modifications and lower pass-through revenue; partially offset by increased revenue of $106 million from new client engagements acquired in late fiscal 2012 and fiscal 2013.

The increase in MSS' net internal revenue for the nine month period ended December 28, 2012 of $1 million was primarily due to increased revenue of $282 million from new client engagements acquired in fiscal 2013 and in late in fiscal 2012, and favorable impact of adverse fiscal 2012 revenue adjustments of $38 million, on contracts accounted for under percentage of completion method, that did not recur in fiscal 2013, partially offset by reduced revenue from contracts that terminated or concluded of $166 million and reduced revenue from existing contracts due to price-downs, contract modifications and lower pass-through revenue of $153 million.

MSS had new contract awards of $1.4 billion in the third quarter and $5.8 billion in the first nine months of fiscal 2013 as compared to $2.4 billion and $5.5 billion in the same periods of fiscal 2012. Fiscal 2013 third quarter and first nine months awards included $0.7 billion and $3.3 billion of successful recompetes.

Business Solutions & Services

BSS segment revenue for the third quarter of fiscal 2013 increased $190 million, or 28.7%, as compared to the same period of fiscal 2012, and increased $195 million, or 29.4% in constant currency. For the nine-month period, BSS revenue increased $191 million, or 7.9%, as compared to the same period of fiscal 2012, and increased $271 million, or 11.2% in constant currency.

Both the third quarter and nine-month revenue increases were primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract charge, which did not recur. Excluding the adverse NHS contract revenue charge, BSS third quarter revenue decreased $14 million, or 1.6%, and decreased $9 million, or 1.0%, in constant currency; and the nine-month revenue decreased $13 million, or 0.5%, and increased $67 million, or 2.6%, in constant currency.

The net adverse foreign currency impact for the third quarter of fiscal 2013 was due to the adverse movement in the U.S. Dollar against the Euro, partially offset by a favorable movement against the Australian Dollar and the British Pound. The nine-month revenue growth was unfavorably impacted by foreign currency movement in the U.S. Dollar of $80 million, or 3.3%, primarily against the Euro, the Australian dollar, and the Brazilian Real. The nine-month revenue benefited from iSOFT acquisition revenue of $67 million. Excluding the impact of the adverse NHS adjustment, impact of foreign currency movement and the iSOFT acquisition, BSS revenue for the third quarter and nine months ended December 28, 2012, decreased $9 million, or 1.0%, and was flat for the quarter and nine months ended December 28, 2012, respectively, as compared to the same periods in the prior year.

The decrease in BSS net internal revenue for the quarter ended December 28, 2012 was primarily due to revenue decreases in its professional technology staffing business in Australia, resulting from budgetary constraints faced by key customers. The decrease in BSS net internal revenue, for the nine-month period ended December 28, 2012, was due to revenue decreases in its professional technology staffing business in Australia for the reasons mentioned above, revenue decreases in its financial services and health groups, partially offset by revenue increases on a contract with the NHS and year-over-year post-acquisition revenue increases on iSOFT.

The nine-month revenue increase relating to a NHS contract was primarily due to recording revenue from achieving a key milestone associated with the Lorenzo Care Management software, deployment of the software at three NHS trust sites, and revenue indexation for fiscal 2013. The iSOFT revenue was higher because the prior year revenue was adversely impacted by purchase accounting adjustments that involved deferral of revenue. The revenue decrease in BSS' financial services group was primarily due to the continuing economic challenges in Europe. The revenue decrease in BSS' health services group was due to the continuing challenges in the U.S. healthcare market.

BSS year-over-year revenue trend was also impacted by out of period adjustments. The third quarter fiscal 2013 revenue trend was adversely impacted by $53 million, which was due to favorable fiscal 2012 revenue adjustments not repeating in fiscal 2013. The nine month fiscal 2013 revenue trend was adversely impacted by $35 million of out of period adjustments, which comprised $9 million of favorable adjustments in fiscal 2013 and $44 million of fiscal 2012 adjustments that did not repeat in fiscal 2013. (See Note 4 to the Consolidated Condensed Financial Statements).

BSS had new contract awards of $0.9 billion in the third quarter and $2.7 billion in the first nine months of both fiscal 2013 and 2012.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011	of Revenue Change
Costs of services (excludes depreciation and amortization, specified contract charge, and restructuring costs)	$2,995	$3,186	79.2%	86.5%	(7.3)%
Cost of services – specified contract charge (excludes amount charged to revenue of $204 (fiscal 2012))	—	1,281	—	34.7	(34.7)
Selling, general and administrative (excludes restructuring costs)	278	272	7.4	7.4	—
Depreciation and amortization	270	301	7.1	8.2	(1.1)
Goodwill impairment	—	60	—	1.6	(1.6)
Restructuring costs	26	—	0.7	—	0.7
Interest expense, net	53	34	1.4	0.9	0.5
Other expense (income), net	4	12	0.1	0.3	(0.2)
Total	$3,626	$5,146	95.9%	139.6%	(43.7)%

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011	of Revenue Change
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	$9,141	$9,730	79.9%	84.5%	(4.6)%
Cost of services – specified contract charge (excludes amount charged to revenue of $204 (fiscal 2012))	—	1,281	—	11.1	(11.1)
Cost of services – settlement charge (excludes amount charged to revenue of $42 (fiscal 2012))	—	227	—	2.0	(2.0)
Selling, general and administrative (excludes restructuring costs)	864	838	7.6	7.3	0.3
Depreciation and amortization	806	868	7.0	7.5	(0.5)
Goodwill impairment	—	2,745	—	23.8	(23.8)
Restructuring costs	111	—	1.0	—	1.0
Interest expense, net	133	97	1.2	0.8	0.4
Other expense (income), net	(1)	1	—	—	—
Total	$11,054	$15,787	96.7%	137.0%	(40.3)%

Costs of Services

Costs of services (COS), excluding the settlement charge, specified contract charge and restructuring charges, as a percentage of revenue decreased 7.3 percentage points for the third quarter and 4.6 percentage points for the first nine months of fiscal 2013.

The year-over-year COS trend was adversely impacted by out of period adjustments. The third quarter COS was adversely impacted by $22 million, primarily by favorable fiscal 2012 out of period adjustments not repeating in fiscal 2013. The nine month COS was adversely impacted by $44 million, which comprised $12 million of adverse fiscal 2013 out of period adjustments and $32 million of favorable fiscal 2012 out of period adjustments which did not repeat in fiscal 2013 (see Note 4 to the Consolidated Condensed Financial Statements).

The lower MSS COS ratio for both the third quarter and the nine month period of fiscal 2013 was primarily due to year-over-year operational improvements on contracts which had performance issues in fiscal 2012, reduced headcount charges in Europe where restructuring actions were taken, reduced low-margin product resales to a customer in fiscal 2013 as compared to fiscal 2012, and certain fiscal 2012 contract impairments that did not recur in fiscal 2013. These cost reductions were partly offset by an adverse third quarter year-over-year trend in adjustments on contracts accounted for under the percentage of completion method, of $26 million.

The lower BSS COS ratio for both the third quarter and the nine-month period of fiscal 2013 was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million, associated with a contract with the NHS. In addition, both the third quarter and the nine-month BSS COS ratio was favorably impacted by lower costs within BSS' consulting services in the Americas due to lower revenues and staff reductions, and adversely impacted by a higher COS ratio on the NHS contract due to change in the accounting model from the percentage of completion method to a services based model. The nine-month COS ratio was favorably impacted by a year-over-year change of $12 million related to adjustments on contracts accounted for under percentage of completion.

The lower third quarter NPS COS ratio was primarily due to termination for convenience of a Department of Labor contract, which resulted in a net favorable adjustment of $22 million, including a favorable cost adjustment of $34 million and an adverse revenue adjustment of $12 million, and due to adverse fiscal 2012 adjustments of $39 million, on contracts accounted for under the percentage of completion method, which did not repeat in fiscal 2013. In addition to the factors that caused a lower third quarter ratio, the fiscal 2012 revenue reduction of $42 million resulting from a contract settlement with the U.S. government resulted in a lower nine-month fiscal 2013 NPS COS ratio. Overall, the NPS COS ratio for the third quarter and nine months benefited from lower, year-over-year, net adverse adjustments on contracts accounted for under the percentage of completion method. The net adverse adjustments to costs were lower by $70 million and $42 million, for the third quarter and nine-months, respectively, as compared to the prior year.

Costs of Services – Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. government in its contract claims asserted under the Contract Disputes Act of 1978 (CDA). Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011. In December 2011, the Company signed the contract modification based on the terms described above. As a result of the settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million. Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services. The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater. The contract extension contained a Requirements portion and an Indefinite Quantity portion (and is not subject to any minimum values). See Note 18 to the Consolidated Condensed Financial Statements for further discussion.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense as a percentage of revenue remained flat for the third quarter of fiscal 2013, and increased 0.3 percentage points for the first nine months of fiscal 2013, as compared to the same periods of fiscal 2012.

The SG&A ratio was flat for the quarter and modestly increased for the nine-month period primarily due to higher corporate general and administrative expenses and a higher MSS ratio, mostly offset by lower BSS and NPS ratios.

Corporate General & Administrative expenses were higher both for the third quarter and the first nine months of fiscal 2013, as compared to the same periods in the prior year. For the third quarter, the higher expenses were primarily due to higher consulting and advisory expenses primarily related to the Company's financial and infrastructure transformation. For the nine-month period, in addition to the reasons mentioned above, the year-over-year increase was also due ramp up of internal audit fees, with an partial offset from lower legal fees related to the SEC investigation and the class action cases. As the Company continues its financial and infrastructure transformation, additional expenses are expected to be incurred during the remainder of fiscal 2013 and during fiscal 2014.

The higher MSS ratio, for both the third quarter and the nine-month period, was due to increased costs associated with setting up of the the U.K. Sales Center, which did not fully start until the third quarter of fiscal 2012, higher marketing costs within Europe, and additional costs in Australia associated primarily with the independent investigation and the related remediation.

Both the lower third quarter and the lower nine-month BSS ratios were primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with a contract with NHS, and due to lower expenses of iSOFT. iSOFT had a lower SG&A ratio due to a lower run rate due to cost take out activity, including back office integration, and fiscal 2012 acquisition and transition costs of $10 million, which did not repeat in fiscal 2013.

The lower NPS ratio, for both the third quarter and the nine-month period of fiscal 2013, as compared to the same periods in fiscal 2012, was primarily due to cost reduction initiatives and lower bid and proposal costs due to delays in government procurements.

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

At the end of the third quarter of fiscal year 2012, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value and concluded that such indicators were present for only two of its reporting units, BSS-Health and BSS-iSOFT. In conducting the first step of the goodwill impairment test for BSS-Health, factors including the loss of a significant customer, failure to win some major bids for new business, and reduction in forecasted earnings resulted in a reassessment of forecasted cash flow assumptions under an income approach as well as a revised valuation using a market multiples fair value approach. This led to the weighted average fair value of the reporting unit to be less than its carrying value, thus triggering the need to proceed to step two. For BSS iSOFT, however, the weighted average fair value was estimated to be greater than its carrying value due to better than forecasted performance on the core iSOFT business (not related to the NHS contract).

During the process of conducting the second step of the goodwill impairment test for BSS-Health, the Company estimated the hypothetical fair value of its tangible assets and unrecognized intangible assets, primarily customer relationships and technology assets, and recorded an impairment charge of $63 million. After recording this impairment charge, the BSS-Health reporting unit had no remaining goodwill as of December 30, 2011.

During the second quarter of fiscal 2013, the Company performed its annual impairment test of goodwill, choosing to bypass the initial qualitative assessment and proceeding directly to the first step of the impairment test for all reporting units, and concluded that no impairment had occurred.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 1.1 percentage points for both the third quarter and the first nine months of fiscal 2013, as compared to the same periods of fiscal 2012.

The lower BSS D&A ratio, for each of the third quarter and nine-months of fiscal 2013, was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract, and due to lower depreciation expense due to certain data center assets, associated with the NHS contract, coming to the end of their useful lives.

The lower MSS D&A ratio was caused by reduced depreciation and amortization expense as a result of significant impairments of fixed and intangible assets recorded in fiscal 2012, and reduced capital expenditures.

The lower third quarter NPS D&A ratio is due to reduced depreciation related to assets used in connection with contracts, which have concluded or are winding down. The nine-month NPS ratio is higher than for the previous year primarily due to the impact of lower year-over-year revenue.

Restructuring Costs

Total restructuring costs recorded during the quarter and nine months ended December 28, 2012 were $26 million and $111 million, respectively, which included $1 million and $7 million, respectively, of pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions.

Fiscal 2013 Plan

In September 2012, the Company initiated additional restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including assessment of management span of control and layers. Actions under the Fiscal 2013 Plan commenced in September 2012 and are expected to be carried out through fiscal 2013. Additional restructuring actions may be initiated under this plan during the remainder of fiscal 2013, including rationalization of facilities, which may result in additional costs to the Company. Total restructuring costs recorded during the third quarter and first nine months of fiscal 2013 for the Fiscal 2013 Plan were $25 million and $78 million, respectively.

Fiscal 2012 Plan

In March 2012, the Company initiated a series of restructuring actions (Fiscal 2012 Plan) primarily to address excess capacity issues and to align its workforce with current business needs, primarily in Europe. In addition to reducing headcount, these actions contemplate increased use of lower cost off-shore resources and optimal utilization of facilities, which includes vacating and consolidating office space. Actions under the Fiscal 2012 Plan commenced in March 2012 and are expected to be carried out through fiscal 2013. Total restructuring costs recorded during the third quarter and the first nine months of fiscal 2013 for the Fiscal 2012 plan were $1 million and $33 million, respectively.

Of the total restructuring expense recorded for the first nine months of fiscal 2013 of $111 million, $3 million relates to NPS, $68 million to MSS, $32 million to BSS, and $8 million to Corporate.

Excluding the pension liability, the restructuring liability as of December 28, 2012, was $106 million, of which $103 million is expected to be paid in the next twelve months and $3 million thereafter.

Income from Discontinued Operations

During the third quarter of fiscal 2013, CSC completed the divestiture of its credit services business and its Italian consulting and system integration business. Both of these businesses were a part of the Company's BSS segment and the divestitures reflect the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services. The Company received cash proceeds of $1 billion upon sale of its credit services business and paid $35 million ($43 million including cash on divested entity's balance sheet) in relation to the divestment of the Italian consulting and system integration business.

For the quarter ended December 28, 2012, income from discontinued operations, net of taxes, was $390 million, which comprised net income from discontinued operations of $14 million and a net gain on disposition, net of taxes, of $376 million. For the nine months ended December 28, 2012, income from discontinued operations, net of taxes, was $419 million, which comprised net income from discontinued operations of $43 million and a net gain on disposition, net of taxes, of $376 million.

Interest Expense and Interest Income

Interest expense of $57 million in the third quarter of fiscal 2013 increased $15 million and increased $18 million to $147 million for the nine months of fiscal 2013, when compared to similar periods of fiscal 2012. The increase in interest expense for both the third quarter and the nine-month period was primarily due to recognition of a $19 million loss associated with the early redemption of the 5.50% and 5.00% Senior Notes due 2013, partially offset by lower interest expense associated with the new 4.45% $350 million Senior Notes due 2022 and 2.50% $350 million Senior Notes due 2015 issued in fiscal 2013, and the new $250 million term loan credit facility, issued during the third quarter (see Note 8 to the Consolidated Condensed Financial Statements).

Interest income of $4 million in the third quarter of fiscal 2013 decreased $4 million and interest income of $14 million in the first nine months of fiscal 2013 decreased $18 million as compared to the same periods in fiscal 2012 primarily due to reduced cash balances outside the U.S.

Other (Income) Expense, Net

Other (income) expense, net primarily comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

For both the third quarter and nine months of fiscal 2013, movement of foreign currency exchange rates used to fair value Company's foreign currency derivatives, favorably impacted other (income) expense, net. For the third quarter of fiscal 2013, other expense decreased $8 million to $4 million, as compared to the same period in the prior year; and for the nine-month period, other expense decreased $2 million to result in other income, net of $1 million, as compared to the same period in fiscal 2012.

Taxes

The Company's effective tax rate (ETR) was 20.6% and 27.9% for the quarter and nine months ended December 28, 2012, respectively, and 2.6% and 1.8% for the quarter and nine months ended December 30, 2011, respectively. The following are the primary drivers of the ETR for the nine months ended December 28, 2012 and December 30, 2011. For the tax impact of discontinued operations see Note 3 to the Consolidated Condensed Financial Statements.

•
During the third quarter and nine months ended December 28, 2012, there was a decrease in valuation allowances in non-U.S. jurisdictions due to (i) a shift in the global mix of income which impacted the ETR by 7.1% and 2.9%, respectively and (ii) expected capital gains from the sale of certain other assets which impacted the ETR by 5.6% and 2.3%, respectively.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the nine months ended December 28, 2012 by 1.7%.

•
During the third quarter of fiscal 2012, the Company recorded a $1,485 million charge related to the U.K. NHS contract. The Company established a full valuation allowance against the net operating losses in the U.K. and did not record a tax benefit for the NHS charge. The NHS charge had a significant impact on the ETR for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

•
During the third quarter of fiscal 2012, as a result of the charge related to the NHS contract, the Company established a valuation allowance of approximately $65 million against the prior year ending net deferred tax assets of the U.K. operating entities. The valuation allowance had an unfavorable impact on the ETR for the third quarter and nine months ended December 30, 2011 of 4.5% and 1.5%, respectively.

•
During the second quarter of fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to audit settlements and the expiration of the statute of limitations of approximately $112 million which reduced the ETR for the nine months ended December 30, 2011 by 2.6%.

•
During the second quarter of fiscal 2012, the Company recorded a $2.7 billion goodwill impairment charge, which was mostly not deductible for tax purposes. During the third quarter of fiscal 2012, the Company recorded an additional goodwill impairment charge of $60 million, which was also not deductible for tax purposes. The goodwill impairment charge had a significant impact on the ETR for the third quarter and nine months ended December 30, 2011 and was one of the primary drivers of the difference between the ETR and statutory tax rate of 35%.

•
During the first quarter of fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $32 million in continuing operations (the balance of the benefit is now shown in discontinued operations) and reduced the ETR for the nine months ended December 30, 2011 by 0.7%.

There were no material changes to uncertain tax positions as of the third quarter of fiscal 2013 compared to year-end of fiscal 2012.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (Act) was enacted and extended several expired or expiring temporary business tax provisions, including the active financing income exception, the controlled foreign corporation look through rule, and the research and development credit. Pursuant to ASC 740, the effects of new legislation are recognized in the period of enactment. Therefore, the impact of the Act will be recorded in the fourth quarter and is expected to have a significant impact on the ETR.

The Finance Act of 2012 ("the Finance Act") was signed into law in India on May 28th, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The Finance Act overrides the recent Vodafone ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The Finance Act has been challenged in the Indian courts. However, there is no assurance that such a challenge will be successful.

CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the Finance Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company believes that the Finance Act does not apply to these prior acquisitions and that is has strong defenses against any claims that might be raised by the Indian tax authorities.

Earnings Per Share and Share Base

Earnings per share (EPS), on a diluted basis, increased $12.23 and $30.71 for the quarter and nine months ended December 28, 2012, respectively. The increase in EPS was the result of an increase in income before taxes from continuing operations of $1,614 million and $4,640 million for the quarter and nine months ended December 28, 2012, partially offset by an increase in tax expense of $184 million for the nine months ended December 28, 2012.

Income before taxes increased primarily due to the fiscal 2012 second quarter settlement charge of $269 million that resulted from the settlement of claims with the government (see Note 18 to the Consolidated Condensed Financial Statements), a contract write-off of $1,485 during the fiscal year 2012 third quarter (see Note 17) and goodwill impairment of $2,745 million during the first nine months of fiscal year 2012, which did not recur in fiscal 2013 (see Note 15 to the Consolidated Condensed Financial Statements). The increase in the tax expense was primarily due to decrease in valuation allowances in certain non-U.S. subsidiaries due to changes in the global mix of income before taxes, expected capital gains in Australia due to the expected sale of Paxus, and non-recurrence of certain discrete tax benefits that were recognized during fiscal 2012 (see Note 10 to the Consolidated Condensed Financial Statements).

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

Background

As previously disclosed, in fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in this investigation. On January 28, 2011, the Company was notified by the SEC’s Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC’s Division of Enforcement as well as matters under investigation by the Audit Committee of the Board of Directors, as further described below. The Company is cooperating in the SEC’s investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation and (iii) certain of the Company’s accounting practices that involve the percentage of completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement. The SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

As previously disclosed, in fiscal 2012, and in the first quarter of fiscal 2013, the Company had identified but not yet recorded certain additional items related to the NHS contract that could have an effect on the amount and the allocation of the prior period adjustments. During the second quarter of fiscal 2013, based on its analysis of these items, the Company recorded net credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. These adjustments resulted primarily from accounting errors identified by the Company related to costs incurred under the contract. During the third quarter of fiscal 2013, additional accounting errors were identified related to the Company's use of the percentage of completion accounting method on its NHS contract. Such adjustments, which were self-correcting, had no rollover impact on income (loss) from continuing operations before taxes during the first nine months of fiscal 2013. Based on information provided by the independent counsel, the Company believes that a small portion of such adjustments should be characterized as intentional accounting irregularities.

The following is the cumulative rollover impact on income (loss) from continuing operations before taxes of the out of period adjustments related to the Company's NHS contract:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	First Nine Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$(9)	$(9)
Fiscal 2012	25	10	35
Fiscal 2011	(7)	(15)	(22)
Fiscal 2010	(4)	18	14
Prior fiscal years (unaudited)	(14)	(4)	(18)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors or irregularities or other areas of review. As a result, CSC has incurred and will continue to incur significant legal and accounting expenditures, and a significant amount of the Company's senior management's time that otherwise would have been focused on the growth of the Company has been focused on these matters. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, CSC is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for the Company, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Any out of period adjustments identified, including items that self corrected within a fiscal year, by the Company to date are described in Note 4.

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments (including the out of period adjustments related to the NHS contract) in the first nine months of fiscal 2013, fiscal 2012 and fiscal 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	First Nine Months Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$(4)	$(4)
Fiscal 2012	—	79	10	89
Fiscal 2011	52	(29)	(17)	6
Fiscal 2010	(48)	(9)	15	(42)
Prior fiscal years (unaudited)	(4)	(41)	(4)	(49)

Fiscal 2013 Financial Impact Summary

During the third quarter and through the first nine months of fiscal 2013, the Company identified and recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $3 million and increasing income from continuing operations before taxes by $4 million, respectively, that should have been recorded in prior fiscal years ($3 million and $13 million, net of tax and including discrete tax benefits). In addition, during the third quarter of fiscal 2013, the Company recorded $3 million of net pre-tax adjustments increasing income from continuing operations before taxes and $2 million of net pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the second and first quarters of fiscal 2013.

The $3 million pre-tax out of period adjustments recorded in the third quarter of fiscal 2013 resulted primarily from correcting the useful lives of property and equipment that were inconsistent with established CSC accounting conventions. This error occurred in connection with a BSS contract in France.

As noted above, during the third quarter of fiscal 2013, the Company identified additional prior period errors related to the use of the percentage of completion accounting method on its NHS contract. Such errors, which were self-correcting, have no impact on income from continuing operations before taxes for fiscal 2013. Had such adjustments been recorded in fiscal 2012, income from continuing operations before taxes would have increased by $22 million. For fiscal 2011, income from continuing operations before taxes would have decreased by $3 million. For fiscal 2010, there would have been no impact on income from continuing operations before taxes. For fiscal 2009 and prior periods, income from continuing operations before taxes would have decreased by $19 million.

As previously reported, during the second quarter and through the first six months of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million and $7 million, respectively, that should have been recorded in prior fiscal years ($10 million and $13 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

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

The select line items of the Consolidated Statement of Operations for the quarter and nine months ended December 28, 2012 impacted by the consolidated out of period adjustments under the rollover method are shown below.

	Quarter Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,781	$1	$3,782
Costs of services (excludes depreciation and amortization and restructuring costs)	2,995	2	2,997
Selling, general and administrative	278	1	279
Depreciation and amortization	270	(4)	266
Restructuring costs	26	2	28
Interest expense	57	(1)	56
Other (income) expense	4	(1)	3
Income from continuing operations before taxes	155	2	157
Taxes on income	32	3	35
Income from continuing operations	123	(1)	122
Income from discontinued operations, net of taxes	390	—	390
Income attributable to CSC common shareholders	510	(1)	509
EPS – Diluted
Continuing operations	$0.77	$(0.01)	$0.76
Discontinued operations	2.50	—	2.50
Total	$3.27	$(0.01)	$3.26

	Nine Months Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,434	$10	$11,444
Costs of services (excludes depreciation and amortization and restructuring costs)	9,141	12	9,153
Selling, general and administrative	864	(1)	863
Depreciation and amortization	806	(2)	804
Restructuring costs	111	5	116
Interest expense	147	—	147
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	380	(4)	376
Taxes on income	106	9	115
Income from continuing operations	274	(13)	261
Income from discontinued operations, net of taxes	419	—	419
Income attributable to CSC common shareholders	680	(13)	667
EPS – Diluted
Continuing operations	$1.67	$(0.08)	$1.59
Discontinued operations	2.69	—	2.69
Total	$4.36	$(0.08)	$4.28

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 28, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses ($8 million increase);

•	Property and equipment ($4 million decrease);

•	Deferred revenue ($9 million increase); and

•	Accrued expenses and other current liabilities ($10 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2013, first nine months of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

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

During the third quarter and through the first nine months of fiscal 2012, based on information then known by the Company, the Company recorded, primarily in the Nordic Region and Australia, net pre-tax adjustments reducing income from continuing operations before taxes by $3 million and $31 million ($1 million and $23 million, net of tax), respectively, that should have been recorded in prior fiscal years.

Nordic Region Adjustments

The Nordic pre-tax adjustments recorded in the third quarter and first nine months of fiscal 2012, based on information then known by the Company, totaled $2 million and $10 million, respectively, and were primarily attributable to an understatement of amortization expense resulting from the use of incorrect useful lives for purchased software licenses. The Company attributes these Nordic adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct (other than a $1 million operating lease adjustment, which was a refinement of an error previously corrected and reported in fiscal 2011).

Australia

In the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. Based on the information then known by the Company, the Company recorded $1 million and $20 million of pre-tax adjustments reducing income from continuing operations during the third quarter and the nine months ended December 30, 2011, respectively. Such adjustments have been categorized as either intentional accounting irregularities (“intentional irregularities”) or other accounting errors (“Other Errors”). Other Errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation.

The impact of the Australia adjustments recorded during the first nine months of fiscal 2012 on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	FY08 & Prior (unaudited)	FY09 (unaudited)	FY10	FY11	Total
Intentional irregularities	$10	$(7)	$(4)	$—	$(1)
Other Errors	(5)	(16)	5	(3)	(19)
	$5	$(23)	$1	$(3)	$(20)

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

NHS Adjustments

As noted above, during fiscal 2012 and through the first nine months of fiscal 2013, the Company has identified certain accounting errors related to the Company's use of the percentage of completion accounting method on its NHS contract. The impact of such errors would be to increase income from continuing operations before taxes by $47 million and $43 million for the third quarter and first nine months of fiscal 2012, respectively.

Other Adjustments

Based on information then known by the Company, the Company identified certain out of period adjustments related to MSS operations outside of the Nordics and Australia regions, which decreased income from continuing operations by $2 million and $1 million for the third quarter and for the first nine months, respectively, of fiscal 2012. The Company attributes these adjustments to miscellaneous errors and not to any accounting irregularities or intentional misconduct.

The following table summarizes the cumulative effect on net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, fiscal 2012 and the nine months ended December 28, 2012. Certain adjustments reflected below only impacted quarters (unaudited) within the annual period.

	Increase/(Decrease)
(Amounts in millions)	Quarter Ended December 30, 2011		Nine Months Ended December 30, 2011
Nordic adjustments	$2		$12
Australia adjustments	2		22
NHS adjustments	47		43
Other adjustments	—		(3)
Effect on loss from continuing operations before taxes	51	'	74
Taxes on income	(12)		(2)
Effect on net loss attributable to CSC common shareholders	$39		$72

The select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 30, 2011 impacted by the out of period adjustments, including those recorded in the first nine months of fiscal 2013, under the rollover method are shown below.

	Quarter Ended December 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,687	$45	$3,732
Costs of services (excludes depreciation and amortization)	3,186	(20)	3,166
Selling, general and administrative	272	4	276
Depreciation and amortization	301	7	308
Interest expense	42	—	42
Other (income) expense	12	3	15
Income from continuing operations before taxes	(1,459)	51	(1,408)
Taxes on income	(38)	12	(26)
Income from continuing operations	(1,421)	39	(1,382)
Loss from discontinued operations, net of taxes	30	—	30
Net income attributable to CSC common shareholders	(1,390)	39	(1,351)
EPS – Diluted
Continuing operations	$(9.15)	$0.25	$(8.90)
Discontinued operations	0.19	—	0.19
Total	$(8.96)	$0.25	$(8.71)

	Nine Months Ended December 30, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$11,527	$40	$11,567
Costs of services (excludes depreciation and amortization)	9,730	(32)	9,698
Selling, general and administrative	838	2	840
Depreciation and amortization	868	(2)	866
Interest expense	129	(3)	126
Other (income) expense	1	1	2
Income from continuing operations before taxes	(4,260)	74	(4,186)
Taxes on income	(78)	2	(76)
Income from continuing operations	(4,182)	72	(4,110)
Loss from discontinued operations, net of taxes	110	—	110
Net income attributable to CSC common shareholders	(4,084)	72	(4,012)
EPS – Diluted
Continuing operations	$(27.06)	$0.46	$(26.60)
Discontinued operations	0.71	—	0.71
Total	$(26.35)	$0.46	$(25.89)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company through the nine months ended December 30, 2011 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($48 million decrease);

•	Prepaid expenses ($40 million increase);

•	Property and equipment ($26 million decrease);

•	Accrued expense ($42 million increase); and

•	Deferred revenue ($2 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2012 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2012 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during the third quarter of fiscal 2012.

Cash Flows

	Nine Months Ended
Amounts in millions	December 28, 2012	December 30, 2011
Net cash provided by operating activities	$1,078	$680
Net cash provided by (used in) investing activities	474	(1,088)
Net cash used in financing activities	(433)	(471)
Effect of exchange rate changes on cash and cash equivalents	(14)	(60)
Net increase (decrease) in cash and cash equivalents	1,105	(939)
Cash and cash equivalents at beginning of year	1,093	1,837
Cash and cash equivalents at the end of period	$2,198	$898

Net cash provided by operating activities for the first nine months of fiscal 2013 was $1,078 million, an increase of $398 million compared to the first nine months of fiscal 2012. The increase is primarily due to higher cash flow of $450 million, associated with the NHS contract, lower payroll related payments of $269 million reflecting lower headcount, lower vendor payments partially offset by higher restructuring payments of $114 million, higher pension plan funding of $70 million, non-

recurrence of cash inflow of $277 million received in the third quarter of fiscal 2012 in connection with settlement of claims with the U.S. government, and lower cash collections.

The higher cash inflow associated with the NHS contract was due to the second quarter receipt of $185 million, $110 million in relation to the settlement agreement (see Note 17 to the Consolidated Condensed Financial Statements) and $75 million primarily related to achievement of a milestone during the first quarter, and non-recurrence of the fiscal 2012 repayment to the NHS of $265 million.

Net cash provided by investing activities for the first nine months of fiscal 2013 was $474 million, an increase of $1,562 million compared to the first nine months of fiscal 2012. The year-over-year increase is primarily due to net proceeds of $958 million from the fiscal 2013 divestitures (see Note 3 to the Consolidated Condensed Financial Statements), lower cash used for purchase of property and equipment, software and contract premium of $226 million, and lower cash used for acquisitions of $334 million.

Net cash used in financing activities in the first nine months of fiscal 2013 was $433 million, a decrease of $38 million compared to the first nine months of fiscal 2012. The decrease is primarily due to higher net borrowings in fiscal 2013 as compared to fiscal 2012, partially offset by cash used for share repurchases of $59 million and higher payments to non-controlling interests of $25 million. The higher net borrowings comprised proceeds from issuance of new long-term debt of $983 million, and higher repayments on long-term debt of $849 million (see Note 8 to the Consolidated Condensed Financial Statements).

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

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 billion at December 28, 2012 and $1.1 billion at March 30, 2012. At December 28, 2012, the Company had approximately $762 million of cash and cash equivalents held outside of the U.S. A substantial amount of cash held outside of the U.S. can be made available through the settlement of intercompany loans in a tax efficient manner to fund U.S. obligations. However, should the Company determine to repatriate cash held by the Company outside the U.S. as dividends, it could be required to pay additional taxes. It is generally management's intent to permanently reinvest the earnings of its foreign operations. The cash held outside of the U.S. can be used to fund acquisitions such as the fiscal 2012 acquisitions of iSOFT and AppLabs.

At the end of the second quarter of fiscal 2013, CSC’s ratio of debt to total capitalization was 44.2%, a decrease from 49.2% at the end of fiscal 2012. The decrease in the ratio was the result of a decrease of $111 million in total debt and the increase in total equity of $483 million, arising largely from increases in retained earnings. The increase in retained earnings during the nine month period of fiscal 2013 was primarily driven by net income attributable to CSC common shareholders of $680 million, partially offset by dividends declared of $93 million. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the third quarter of fiscal 2013 and as of fiscal year end 2012:

	As of
(Amounts in millions)	December 28, 2012	March 30, 2012
Debt	$2,629	$2,740
Equity	3,317	2,834
Total capitalization	$5,946	$5,574
Debt to total capitalization	44.2%	49.2%

At December 28, 2012, the Company had $13 million of short-term working capital borrowings outstanding at its international subsidiaries under uncommitted lines of credit with foreign banks, $218 million of current maturities of long-term debt, $2,398 million of long-term debt, no borrowings outstanding against the Company's commercial paper program, and no amounts drawn under the Company's committed revolving credit facility (see Note 8 of the Consolidated Condensed Financial Statements).

The Company's committed line of credit of $1.5 billion serves as collateral to the Company's commercial paper program. This revolving credit facility, which expires on March 18, 2015, requires the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company was in compliance with these requirements as of December 28, 2012.

During the second quarter, the Company successfully secured financing for the redemption of $1 billion of debt originally scheduled to mature in the fourth quarter of fiscal 2013. On October 19, 2012, the Company used the proceeds received from the issuance of new term notes and $250 million drawn from the new term loan credit facility to fund the early redemption of its 5.50% senior notes due March 2013 and its 5.00% senior notes due February 2013 (see Note 8 to the Consolidated Condensed Financial Statements) resulting in the recognition of a $19 million loss on debt extinguishment during the third quarter of fiscal 2013.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the 2011 Repurchase Program. During the third quarter of fiscal 2013, using the proceeds from sale of its credit services business to Equifax, the Company repurchased 1,971,200 shares of its common shares at an aggregate cost of $77 million in both open market purchases and pursuant to a Rule 10b5-1 share repurchase plan authorized by CSC.

During the first nine months of fiscal 2013, the Company paid quarterly cash dividends to its common stockholders aggregating to $0.60 per share or approximately $93 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of December 28, 2012, the Company’s total liquidity, including the pre-tax proceeds received from the sale of its credit services business to Equifax that closed on December 28, 2012, was approximately $3.7 billion, consisting of $2.2 billion of cash and cash equivalents, and the full $1.5 billion available under the 2015 credit facility (see Note 8 to the Consolidated Condensed Financial Statements).

In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and from available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

Subsequent to the third quarter of fiscal 2013, the Company contributed $400 million to its US pension plan trust and repurchased an additional 150,000 shares at an aggregate cost of $6 million pursuant to the 2011 Repurchase Program.

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

Contract with the U.K. National Health Service

Reference is hereby made to CSC's Form 10-K for the fiscal year ended March 30, 2012 and its Form 10-Q for the quarter ended September 28, 2012 for previously disclosed information concerning CSC's contract with the NHS relating to an integrated electronic patient records system. Historical background is also presented below.

Interim Agreement Contract Change Note
On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product (the current contract as amended by the IACCN, the "modified agreement"). The modified agreement forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement.
Under the modified agreement, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the modified agreement, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.
Pursuant to the IACCN, the parties agreed to a mutual release of all past or future disputed amounts under the contract through the date of the interim agreement, August 31, 2012. In conjunction with the IACCN, CSC received a payment of approximately £68 million ($110 million) net of value added tax.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would reduce the total contract value to approximately £2.1 billion or $3.4 billion (at the December 28, 2012 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

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

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the modified agreement, the NHS is no longer subject to any trust volume commitment for the Lorenzo product (there were no changes in quantities for non-Lorenzo deployments), and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there will is a far greater degree of interaction with the trusts under the modified agreement, as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to have completed NHS assurance during 2013; and one of these modules was accepted as having completed such assurance as at the end of December 2012. Although the NHS assurance of the Base Product's seven modules and one of the three Additional Product's modules is complete and the Company and the NHS are committed to complete the assurance of the remaining Additional Product's two modules, neither the NHS nor any trust is obliged to purchase or deploy any of those modules.

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

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the modified agreement as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016.

Any future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012. For the quarter ended December 28, 2012, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of December 28, 2012 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2012.

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

During the fiscal quarter ended December 28, 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 19, Commitments & Contingencies, to the Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

3.
We have entered into a binding interim agreement contract change note ("IACCN") which amends the terms of the current contract with the NHS and forms the basis on which we will finalize a full restatement of the current contract. Under the IACCN, the NHS will not be subject to any trust volume commitment for Lorenzo products and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity.

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

See Note 17 to the Consolidated Condensed Financial Statements for further discussion concerning the foregoing matters.

4.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36% of our revenue for fiscal 2012. The U.S. government fiscal issues, and continued uncertainty regarding the timing and magnitude of U.S. government budget reductions, may reduce the U.S. federal government's demand and available funds for IT projects, which would materially adversely impact our NPS segment and our business.

We closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The Budget Control Act of 2011 (“BCA”) commits the U.S. government to reduce the federal deficit over ten years through caps on discretionary spending. The BCA established a

Congressional Joint Select Committee on Deficit Reduction responsible for identifying an additional $1.2 trillion in deficit reductions by November 23, 2011. However, the failure to produce a deficit reduction proposal by this deadline triggered “sequestration”, which calls for automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a ten-year period. Sequestration was to have gone into effect on January 2, 2013, but The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013 contained provisions that delayed sequestration provisions of the BCA for two months and reduced the mandatory reduction from to $85 billion. In September 2012, the Office of Management and Budget delivered to Congress a report detailing how sequestration would be implemented but failed to describe how reductions would occur at levels below the account level (i.e., at the project, program and activity level). As a result, there remains significant uncertainty about the implementation of sequestration and its affect on U.S. federal government IT and services contracting. In addition, the U.S. federal government is currently operating under a continuing resolution, rather than an approved budget, which is scheduled to expire on March 31, 2013. While the continuing resolution averts a government shutdown, it also contains restrictions on starting new programs and increasing ongoing programs beyond current service levels, which could limit our ability to grow our NPS business. On December 31, 2012, the government officially reached its borrowing limits (known as the debt ceiling). On January 23, 2012, the U.S. House of Representatives passed a bill that would allow U.S. federal government borrowing through May 18, 2013 to be exempt from the debt ceiling. The United States Senate passed the bill on January 31, 2013and the President is expected to sign the extension into law.

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

As noted in Part II, Item 1, Legal Proceedings and Note 19 to the Consolidated Condensed Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

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

We enter into foreign currency forward contracts and options with a number of counterparties. As of December 28, 2012, we had outstanding foreign currency forward contracts with a notional value of $1,219 million and outstanding option contracts with a notional value of $128 million. The terms of these contracts are often customized and complex. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

28.	Catastrophic events or climate conditions may disrupt our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 28, 2012, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 29, 2012 to October 26, 2012	1,704	$31.77	—	$935,013,016
October 27, 2012 to November 23, 2012	20,096	$35.73	—	$935,013,016
November 24, 2012 to December 28, 2012	1,997,966	$39.05	1,971,200	$858,026,342

(1)
The Company accepted 24,442 shares of its common stock in the quarter ended December 28, 2012, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 24,124 shares of its common stock in the quarter ended December 28, 2012, from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at December 28, 2012 is $858 million.

The Company repurchased 1,971,200 shares of its common stock in the fiscal quarter ended December 28, 2012 pursuant to the share repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 10, 2012) (file number 121024334))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.3
First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.4
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Asset Purchase Agreement, dated as of December 1, 2012, by and among Computer Sciences Corporation, CSC Credit Services, Inc., Equifax Inc. and Equifax Information Services LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed December 3, 2012) (file number 121236237))

10.2	Deferred Compensation Plan, amended and restated effective as of December 31, 2012.*
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1
Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to Exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K (filed on December 16, 2008) (file number 081252513))

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

COMPUTER SCIENCES CORPORATION

Dated:	February 5, 2013	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)