Form 10-K
period 2013-03-29
COMPUTER SCIENCES CORP
filed 2013-05-15
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

As of September 28, 2012, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $4,956,615,996.
There were 150,228,623 shares of the Registrant’s common stock outstanding as of May 3, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 29, 2013, are incorporated by reference into Part III hereof.

i

PART I

Item 1.	Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC or the Company), is a global leader of information technology (IT) and professional services and solutions. Since the Company was founded in 1959, CSC has helped develop and integrate IT assets in support of operational efficiency, new growth initiatives and other business objectives. The Company’s 90,000 employees serve approximately 2,500 clients in more than 70 countries. Clients include commercial enterprises and the U.S. federal government, as well as state, local and non-U.S. government agencies. The Company is incorporated in the state of Nevada.

The Company's mission is to enable superior returns on our client's technology investments through best-in-class industry solutions, domain expertise and global scale. CSC generally does not operate through exclusive agreements with hardware or software providers and believes this vendor neutrality enables the Company to better identify and manage solutions specifically tailored to each client’s needs.

CSC's management team has strived to create shareholder value by aligning its assets with its strategy, executing its $1.0 - $1.2 billion cost takeout program, and prudent capital deployment. The Company completed four divestitures in fiscal 2013 in order to better align our assets with its strategy of leading the next generation of IT services and solutions. The Company's cost takeout program is focused on four areas: 1) supply chain and procurement savings, 2) workforce optimization, 3) enterprise overhead reduction, and 4) contract management discipline. The cost takeout program was initiated in fiscal 2012 and extends through fiscal 2014. CSC's priorities for capital deployment include 1) reinvesting in the core business, 2) pursuing strategic acquisitions, 3) ensuring a strong financial position with ample access to liquidity, and 4) returning cash to shareholders.

Services and Sectors

The Company delivers IT services and solutions through three broad service lines or sectors: North American Public Sector (NPS), Managed Services Sector (MSS), and Business Solutions and Services (BSS). Geographically, CSC has major operations throughout North America, Europe, Asia and Australia. Segment and geographic information are included in Note 16 to the Consolidated Financial Statements for the year ended March 29, 2013. For a discussion of risks associated with our foreign operations, see Item 1A "Risk Factors".

NPS

NPS provides IT-related and mission/operations-related services to the U.S. federal government. NPS's customer base includes most branches of the military and many civil departments, as well as the Department of Homeland Security and NASA. The Company provides systems integration and outsourcing to complex project management and technical services. Key offerings include enterprise modernization, telecommunications and networking, managed services, base and range operations, and training and simulation.

MSS

MSS provides information systems outsourcing services to clients in a broad array of industries, including financial services, healthcare, manufacturing, and other diversified industries. IT outsourcing involves operating all or a portion of a customer's technology infrastructure, including systems analysis, applications development, network operations, end-user computing and data center management. In addition, MSS provides an array of emerging services in the areas of Infrastructure as a Service (IaaS), Software as a Service (SaaS), Business Process as a Service (BPaaS), Platform as a Service (PaaS), Cyber Security Managed Services and other emerging technologies and associated service delivery models. CSC's services are delivered through allocation of resources located both on a client's premises and through CSC's service centers around the world.

BSS

BSS serves a broad array of industries, providing industry-specific solutions in areas such as consulting and systems integration, business process outsourcing, and intellectual property-based software to chemical, energy and natural resources, financial services, technology and consumer, manufacturing, healthcare, and public sector organizations. Consulting and professional services include advising clients on the strategic acquisition and utilization of IT and on business strategy, security, modeling, simulation, engineering, operations, change management and business process reengineering. Systems integration encompasses designing, developing, implementing and integrating complete information systems. In prior periods, BSS provided professional technology staffing services in Australia, computer equipment repair and maintenance services in Asia, and credit reporting services in the United States. These businesses were divested in fiscal 2013.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2013	2012	2011
North American Public Sector	36%	37%	39%
Managed Services Sector	43	43	42
Business Solutions and Services	22	21	20
Subtotal	101	101	101
Corporate and Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2013 Overview

During fiscal 2013, CSC announced contract awards, or bookings, with a total contract value (TCV) of approximately $13.8 billion, consisting of $3.5 billion of NPS awards, $6.9 billion of MSS awards, and $3.4 billion of BSS awards. The total commercial awards represented through MSS and BSS of $10.3 billion was lower than the $12.8 billion of awards during fiscal 2012. Additionally, fiscal 2013 NPS awards of $3.5 billion compare with fiscal 2012 awards of $6.0 billion, reflecting softness in demand among public sector clients. These amounts have been adjusted for discontinued operations.

New business contributed $8.5 billion and $12.4 billion to the TCV of fiscal 2013 and 2012 contract awards, respectively. The TCV of renewals and recompetes was $5.3 billion and $6.4 billion, during fiscal 2013 and fiscal 2012, respectively.

For NPS, announced values for indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. The bookings value of MSS announced awards is estimated at the time of contract signing and includes optional contract years. New contract bookings are recorded using then-existing projections of service volumes and then-existing currency exchange rates, and are not subsequently adjusted for volume or currency fluctuations. The announced values for BSS line of business awards are based on firm commitments.

Although commercial demand for IT services and solutions grew modestly during the year, CSC did not benefit materially from this trend because the Company embarked on a concerted program to review, rationalize, and modernize its portfolio of service offerings. As part of the broader transformation of CSC's business operations, its go-to-market organizations, programs, and offerings were thoroughly assessed relative to competitive position, profitability, and scalable delivery. The effect of these reviews and realignments impacted the Company's lead generation activities. Win rates on the business opportunities pursued by the Company's sales force were sustained at historical levels, but the absolute volume of new business proposals submitted declined year-over-year. Fiscal 2013 was a year focused on rebuilding both the portfolio of service offerings and the organizations, processes, and channels through which those offerings are taken to market.

Many of our government customers continue to experience uncertainty about their fiscal budgets due to the Budget Control Act of 2011 and sequestration. As a result, large program awards are delayed and government customers are shifting to smaller and shorter term contracts.

In future periods, CSC’s results of operations and financial condition may be negatively affected by conditions in the various global markets in which the Company operates or client budget constraints. Economic conditions could impact the credit quality of CSC's receivables portfolio and, therefore, the level of provision for bad debts. CSC continues to review credit policies and collection efforts in both the origination of new business and the evaluation of existing projects.

Contract terminations, cancellations or delays could result from our performance or factors that are beyond our control, including the business or financial condition of the client, changes in client ownership or management, and changes in client strategies, the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs simultaneously with contract termination, and the contract assets may become impaired. Consequently, our profit margins in subsequent periods could be lower than expected.

Currency fluctuations will continue to have an effect on both revenue and profit. The Company’s foreign currency risk management program, however, attempts to mitigate some of the economic and margin risk.

Acquisitions and Divestitures

Acquisitions

During fiscal 2013,CSC acquired 42Six Solutions, LLC (42Six) for $35 million in an all cash transaction. 42Six, a software development company specializing in providing analytics and applications software products and services for the U.S. government intelligence community and the Department of Defense, was acquired primarily to enhance CSC's strategy of offering customers greater value through data expertise and intellectual property. This acquisition is related to the Company's NPS segment.

During fiscal 2012, CSC acquired iSOFT Group Limited (iSOFT), a publicly-held company listed on the Australian Securities Exchange, for cash consideration of $200 million, and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition, in the Company's BSS segment. The acquisition complements and strengthens CSC's software products, healthcare integration and services portfolio, and its healthcare research and development capabilities, as iSOFT provides advanced application solutions across both the public and private sectors.

In addition, CSC acquired three privately-held companies for an aggregate purchase price of $201 million during fiscal 2012, the largest being the acquisition of AppLabs for $171 million in CSC's MSS segment, and the other two acquisitions in the NPS and BSS segments. The AppLabs acquisition enhances the Company's capabilities in application testing services and complements CSC's expertise in financial services, healthcare, manufacturing, chemical, energy, and natural resources and technology and consumer markets. The acquisitions in the NPS and BSS segments enhance the Company's offerings in the healthcare IT and financial services industries.

During fiscal 2011, CSC acquired four privately-held companies for an aggregate purchase price of $156 million; two of the acquisitions are included in CSC’s NPS segment and two were included in the BSS segment.

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

Divestitures

As described below, during fiscal 2013 CSC divested three businesses that qualified for discontinued operations presentation. As a result, CSC's results from continuing operations, for all periods presented, have been recast to exclude the results of the divested businesses.

During the third quarter of fiscal 2013, CSC completed the divestiture of its U.S. based credit services business for cash proceeds of approximately $1.0 billion and its Italian consulting and system integration business for a cash payment of $35 million. During the fourth quarter of fiscal 2013, CSC completed the divestiture of one of its enterprise systems integration businesses based in Singapore and Malaysia for consideration of approximately $104 million. This business was primarily involved in the reselling of enterprise hardware and software and providing the related maintenance services. All of these businesses were primarily a part of the Company's BSS segment and the divestitures reflect the Company's ongoing initiative to focus on next-generation technology services.

Additionally, during the fourth quarter of fiscal 2013, the Company divested its Australian information technology staffing unit, Paxus, for cash consideration of approximately $79 million. Due to CSC's ongoing business involvement with Paxus, this divestiture did not qualify to be presented as discontinued operations, and therefore its results are included in continuing operations.

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

For further discussion of these acquisitions and divestitures, see Notes 3 and 4 to the Consolidated Financial Statements.

Competition

The IT and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by the Company. Some of these are large industrial firms, including computer manufacturers and major aerospace firms that may have greater financial resources than CSC and, in some cases, may have greater capacity to perform services similar to those provided by the Company. In addition, the increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC. Offshore IT outsourcers selling directly to end-users have captured an increasing share of awards as they compete directly with U.S. domestic suppliers of these services. The Company continues to increase resources in offshore locations to mitigate somewhat this market development.

More recently, the accelerating demand for multi-tenant infrastructure services, commonly referred to as Cloud Computing offerings, is continuing to alter the landscape of competition. New entrants to our markets are offering service models that change the decision criteria and contracting expectations of our target market. The Company has responded to these changing market conditions with new offerings that are intended to position CSC favorably.

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility, better quality, a higher level of experience, or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the BSS, MSS and NPS markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of IT and professional services it provides, including consulting and software and systems design, implementation and integration, IT and business process outsourcing and technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of March 29, 2013, had approximately 90,000 employees. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and other materials required to be filed with or furnished to the U.S. Securities and Exchange Commission (SEC) on or after January 19, 1995, are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Periodic reports, proxy statements, information statements, and other information filed with or furnished by the Company to the SEC are available on the SEC’s website, www.sec.gov, or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A. "Risk Factors."

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

1.
Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for IT outsourcing, business process outsourcing and consulting and systems integration services. In addition, worldwide economic weakness and uncertainty could adversely affect our revenue and expenses.

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

On May 2, 2011, the Audit Committee commenced its investigation into certain accounting errors and irregularities, primarily in our Nordic region and in our operations in Australia. This investigation also reviewed certain aspects of our accounting practices within our Americas Outsourcing operation and certain of our contracts that involve the percentage-of-completion accounting method, including our contract with the U.K. National Health Service (NHS). As a result of this investigation, we have recorded certain out of period adjustments to our historical financial statements and taken certain remedial measures.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against us. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

See Note 2 to the Consolidated Financial Statements for a discussion of these investigations and adjustments.

3.
On August 31, 2012, we entered into a binding interim agreement contract change note (IACCN) with the NHS, which amends the terms of the then current contract with the NHS and forms the basis on which we will finalize a full restatement of the current contract. Under the IACCN, the NHS will not be subject to any trust volume commitment for Lorenzo products and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity.

CSC and the NHS are parties to a contract under which the Company is developing and deploying an integrated electronic patient records system. On August 31, 2012, after a series of negotiations, CSC and NHS entered into the IACCN, which has been approved by all required U.K. government officials, and which amended the terms of the parties' then current contract. Under the IACCN, the parties have agreed to a mutual release of all past or future disputed amounts under the contract through the date of the IACCN. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN. The IACCN will form the basis of an amendment and restatement of the existing NHS contract which the parties are in the process of negotiating.

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

See Note 18 to the Consolidated Financial Statements for further discussion concerning the foregoing matters.

4.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36.0% of our revenue for fiscal 2013. The U.S. government fiscal issues, and continued uncertainty regarding the timing and magnitude of U.S. government budget reductions, may reduce the U.S. federal government's demand and available funds for IT projects, which would have a material adverse impact on our NPS segment and our business.

We closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The Budget Control Act of 2011 (“BCA”) commits the U.S. government to reduce the federal deficit over ten years through caps on discretionary spending. The BCA established a Congressional Joint Select Committee on Deficit Reduction responsible for identifying an additional $1.2 trillion in deficit reductions by November 23, 2011. However, the failure to produce a deficit reduction proposal by this deadline triggered sequestration, which calls for automatic spending cuts split between defense and non-defense programs beginning in 2013 and continuing over a ten-year period. Sequestration was to have gone into effect on January 2, 2013, but The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013 contained provisions that delayed sequestration provisions of the BCA for two months and reduced the mandatory reduction to $85 billion. The sequestration order was approved by the President on March 1, 2013. As a result of sequestration, we have already begun to see our federal government customers becoming more cautious with contract awards and spending, resulting in shorter contract durations, smaller award values and an inclination towards extension of existing customers, and we expect this behavior to continue until the uncertainties are resolved. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we are already experiencing reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised by May 19, 2013, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. government may issue a stop work order and later order the work to resume or may terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

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

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in consulting and systems integration and technology outsourcing markets will impact our future revenue growth and earnings.

7.
Our primary markets, technology outsourcing and consulting and systems integration, are highly competitive markets. If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure play” companies that have a single product focus. The competition created by these companies may place downward pressure on operating margins in our industry, particularly for technology outsourcing contract extensions or renewals. As a result, we may not be able to maintain our current operating margins, or achieve favorable operating margins, for technology outsourcing contracts extended or renewed in the future.

Any reductions in margins will require that we effectively manage our cost structure. If we fail to effectively manage our cost structure during periods with declining margins, our results of operations will be adversely affected.

8.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

In fiscal 2012, Standard and Poor's Rating Services ("S&P") downgraded the Company from A- to BBB+ with a negative credit watch. On May 17, 2012, Moody's Investors Service, Inc. downgraded the Company's senior unsecured rating to Baa2 from Baa1 with a stable outlook and confirmed its short term rating at Prime-2. On May 22, 2012, S&P and Fitch Ratings LTD ("Fitch") lowered the Company's credit rating to BBB with a negative outlook. On March 5, 2013 and March 8, 2013, S&P and Fitch, respectively, raised the Company's outlook to stable.

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

If further downgrades in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Further downgrades could negatively impact the perception of the Company by lenders and other third parties. In addition, certain of the Company's major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

9.
We may be unable to identify future attractive acquisitions, which may adversely affect our growth. In addition, our ability to consummate or integrate acquisitions we consummate may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

We intend to identify strategic acquisitions that will allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that the Company will be able to manage such integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure, thereby reducing our margins and return on investment.

10.	We could suffer additional losses due to asset impairment charges.

We test our goodwill for impairment during the second quarter of every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 "Goodwill and Other Intangible Assets". If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required.

We also test certain equipment and deferred cost balances associated with contracts when the contract is materially underperforming or is expected to materially underperform in the future, as compared to the original bid model or budget. If the projected cash flows of a particular contract are not adequate to recover the unamortized cost balance of the asset group, the balance is adjusted in the tested period based on the contract's fair value. Either of these impairments could materially affect our reported net earnings.

11.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

Over the course of a long-term contract, our customers' financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the U.S. federal government, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

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

As noted in Part I, Item 3, "Legal Proceedings" and Note 20 to the Consolidated Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

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

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. As noted above, the markets we serve are highly competitive and competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense for both on-shore and offshore locales. The loss of personnel could impair our ability to perform under certain of our contracts, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

16.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

Select U.S. and non-U.S. government clients require CSC to maintain security clearances for certain of our facilities used in the performance of classified contracts. Employees who perform under certain government contracts are required to possess appropriate personnel security clearances for access to classified information granted by the respective government. The competition for qualified personnel who possess security clearance is very strong in certain public sector markets. In the event that a government customer were to revoke the facility and/or personnel clearances of all or substantially all of the employees performing work under a classified contract, such revocation could be grounds for termination of the contract by the government customer. Similarly, if the Company is unable to hire sufficient qualified and cleared personnel to meet contractual commitments, a contract could be terminated for non-performance. Under either circumstance, such termination, depending on the contract value, could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

17.	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

For fiscal 2013, approximately 38% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated largely by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in approximately seventy countries and our operations in these countries are subject to the local legal and political environments. Our operations are subject to, among other things, employment, tax, statutory reporting, trade restriction and other regulations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

18.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

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

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has recently experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

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

24.	Changes in the Company's tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of its income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

25.	We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for the Company to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to our business if customers and suppliers are unable to obtain financing to meet payment or delivery obligations to the Company. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenue.

26.	Our foreign currency hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options with a number of counterparties. As of March 29, 2013, we had outstanding foreign currency forward contracts with a notional value of $993 million and outstanding option contracts with a notional value of $744 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

27.
We derive significant revenue and profit from contracts awarded through competitive bidding processes, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to bid on such projects effectively.

We derive significant revenue and profit from contracts that are awarded through competitive bidding processes. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

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

The Company and its customers are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. Our revenues and results of operations may be adversely affected by the passage of climate change and other environmental legislation and regulations. For example, new legislation or regulations may result in increased costs directly relating to our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

Item 1B.	Unresolved Staff Comments

On February 11, 2011, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-Q for the fiscal quarter ended October 1, 2010 and Form 10-Q for the fiscal quarter ended December 31, 2010. The Company responded to that letter, which has been followed by a series of new letters with additional comments from the Staff on subsequent filings. The Company has responded to each of these letters with supplemental information and analyses to address the comments from the Staff. The Staff's comments have focused on a number of issues and have requested, among other things, additional information regarding the Company's previously disclosed accounting adjustments, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments. See Risk Factor number 2 under Item 1A. "Risk Factors" in this Annual Report.

On August 23, 2012, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 30, 2012. The Staff requested additional information and provided comments related to our acquisition of iSOFT Group Limited, revenue recognition policies and litigation matters. The Company responded to that letter and believes that it has addressed the Staff's comments. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

Item 2.	Properties

Following is a summary of properties owned and leased by CSC or its subsidiaries as of March 29, 2013:

Properties Owned	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Chennai, India	159,000	General Office
Daleville, Alabama	150,000	General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Berkeley Heights, New Jersey	95,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Vadodara, India	47,000	General Office
Singapore, Singapore	46,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	62,000	General Office

Properties Leased	Approximate Square Footage	General Usage
Washington, D.C. area	2,525,000	Computer and General Office
India	1,880,000	General Office
Australia & other Pacific Rim locations	613,000	Computer and General Office
Germany	605,000	General Office
New Jersey	549,000	General Office
California	514,000	General Office
United Kingdom	464,000	Computer and General Office
Texas	421,000	Computer and General Office
Florida	356,000	General Office
Denmark	350,000	General Office
North Carolina	261,000	General Office
Pennsylvania	242,000	General Office
France	240,000	General Office
New York	229,000	General Office
Michigan	228,000	General Office
Illinois	215,000	General Office
Wisconsin	208,000	General Office
Canada	195,000	General Office
Connecticut	175,000	Computer and General Office
Minnesota	172,000	General Office
Iowa	157,000	General Office
Delaware	154,000	General Office
Ohio	153,000	General Office
Alabama	148,000	General Office
Spain	146,000	General Office
Sweden	140,000	General Office
China	125,000	General Office
Kansas	102,000	General Office
Bulgaria	101,000	General Office
Various other U.S. and foreign locations	1,089,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2014 through 2029. We believe that all of the properties are well-maintained, suitable and adequate to meet current and anticipated requirements.

Item 3.	Legal Proceedings

The information required by this Item is set forth in Note 20, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing. Such information is incorporated herein by reference and made a part hereof.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	59	2012	Indefinite	President and Chief Executive Officer	None
Paul N. Saleh	56	2012	Indefinite	Executive Vice President and Chief Financial Officer	None
Gary M. Budzinski	56	2012	Indefinite	Executive Vice President and General Manager, Global Infrastructure Services	None
Thomas R. Colan	57	2012	Indefinite	Vice President and Controller	None
James D. Cook	60	2009	Indefinite	Executive Vice President and General Manager, Global Industries	None
William L. Deckelman, Jr.	55	2008	Indefinite	Executive Vice President and General Counsel	None
Thomas E. Hogan	53	2012	Indefinite	Executive Vice President and General Manager, Global Business Services	None
Sunita Holzer	52	2012	Indefinite	Executive Vice President and Chief Human Resources Officer	None
John P. Maguire	52	2013	Indefinite	Executive Vice President and General Manager for Global Sales and Marketing and Regional Operations	None
David W. Zolet	53	2012	Indefinite	Executive Vice President and General Manager, North American Public Sector	None

Business Experience of Executive Officers

J. Michael Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012 and as a member of its Board of Directors in February 2012. Prior to joining CSC, he served as the Chief Executive Officer of UK-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM's business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM's business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is currently the lead independent, non-executive Director of Juniper Networks, Inc. and is also a Trustee of Drexel University, Philadelphia.

Paul N. Saleh joined CSC as Vice President and Chief Financial Officer on May 23, 2012. His current CSC job title is Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications, and technology industries.  Prior to that, he served as Chief Financial Officer of Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008.  He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001.

Gary M. Budzinski was appointed Executive Vice President and General Manager, Managed Services Sector in June 2012 and currently is the Executive Vice President and General Manager, Global Infrastructure Services. Prior to joining CSC, Mr. Budzinski was CEO and Founder of Integrity Innovation International, LLC, a private IT consulting firm from 2011 to 2012. Prior to that, he was Senior Vice President and General Manager at Hewlett Packard's Technology Services business unit from 2005 to 2011.

Thomas R. Colan was appointed Vice President, Controller and Principal Accounting Officer in August, 2012. Prior to joining the Company, Mr. Colan served as Executive Vice President and Chief Accounting Officer at Discovery Communications from 2008 to 2012. Prior to his tenure at Discovery Communications, Mr. Colan served as Senior Vice President, Controller and Treasurer at AOL Online/Time Warner. Prior to that, he held various financial leadership positions at GTE, Planning Research Corporation and Coopers & Lybrand.

James D. Cook is currently the Executive Vice President and General Manager, Global Industries. He served as President, Business Solutions and Services Sector from 2009 to 2012. Mr. Cook is currently the Executive Vice President and General Manager, Global Industries and has previously served as CSC's President, Financial Services Sector from 2001 to 2009. Prior to joining CSC in 1995, Mr. Cook held a wide range of executive positions at Philip Morris, Kraft Foods, General Electric, and Chase Manhattan Bank.

William L. Deckelman, Jr. is Executive Vice President and General Counsel. Mr. Deckelman joined CSC in January 2008 and served as Vice President, General Counsel and Secretary from 2008 to 2012. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc., since March 2000, and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Thomas E. Hogan was appointed Executive Vice President and General Manager, Business Solutions and Services Sector in June 2012 and is currently the Executive Vice President and General Manager, Global Business Services. Prior to joining the Company, Mr. Hogan held senior positions at Hewlett Packard from 2006 to 2011 and served as Executive Vice President of Sales & Marketing from 2006 to 2011. Prior to that, he was CEO of Vignette, a publicly held software company that specializes in enterprise content management.

Sunita Holzer joined CSC as Vice President and Chief Human Resources Officer in June 2012. Her current job title is Executive Vice President and Chief Human Resources Officer. Prior to joining the Company, Ms. Holzer served as Executive Vice President, Human Resources at Chubb Insurance from 2003 to 2012. Prior to her tenure at Chubb Insurance, she was Vice President of Human Resources for GE Capital Corporate and also held positions at American Express and AIG.

John P. Maguire was appointed Executive Vice President and General Manager, Global Sales & Marketing and Regional Operations in May 2013. Prior to joining the Company, Mr. Maguire served as Senior Vice President at Hewlett-Packard from 2011 to 2013. Prior to that, he served as Managing Partner at Accenture from 2002 to 2011. Prior to that he served as Vice President at IBM from 1984 to 2002.

David W. Zolet is Executive Vice President and General Manager, North American Public Sector in June 2012. Mr. Zolet joined CSC as Vice President of Business Development in the North American Public Sector in July 2010 and was promoted to President, North American Public Sector in June 2012. Prior to his tenure at the Company, from 2009 to 2012, Mr. Zolet was a Vice President of Public Sector Systems Integration at IBM. Prior to that, he held various senior positions at Northrop Grumman Corporation.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of April 29, 2013, the number of registered shareholders of Computer Sciences Corporation’s common stock was 6,315. The table shows the high and low sales prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2013		2012
Fiscal Quarter	High	Low	High	Low
1st	$30.28	$23.10	$51.43	$36.30
2nd	34.74	22.19	38.41	25.60
3rd	40.63	30.15	33.12	22.80
4th	50.59	39.02	33.80	23.27

Cash dividends declared on our common stock for each quarter of fiscal 2013 and fiscal 2012 are included in Selected Quarterly Financial Data (Unaudited) of this Annual Report on Form 10-K. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 29, 2013 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 29, 2012 to January 25, 2013	192,942	$40.01	150,000	$852,089,072
January 26, 2013 to February 22, 2013	1,201,341	$47.91	1,200,000	$794,971,697
February 23, 2013 to March 29, 2013	3,469,734	$48.76	3,386,452	$629,875,583

(1)
The Company accepted 49,458 shares of common stock in the quarter ended March 29, 2013 tendered by employees in lieu of cash due to the Company in connection with the exercise of stock options. The Company accepted 78,107 shares of its common stock in the quarter ended March 29, 2013 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a share repurchase program authorizing up to $1 billion in repurchases of shares of the Company’s outstanding common stock. CSC is implementing the program through purchases made in open market transactions in compliance with SEC Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the new repurchase program. The Company repurchased 4,736,452 shares of its common stock in the fiscal quarter ended March 29, 2013 under the share repurchase program.

(c) Performance Graph

The following graph compares the cumulative total return on CSC common stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index.

CSC Total Shareholder Return
(Period Ended March 29, 2013)

Indexed Return Chart (2008 = 100)
	Return 2009	Return 2010	Return 2011	Return 2012	Return 2013	CAGR
CSC common stock	-1.59%	35.12%	-7.61%	-37.74%	68.31%	5.18%
S&P 500 Index	-34.23%	42.85%	15.36%	8.00%	13.96%	5.93%
S&P North American Technology Services Index	-16.96%	37.63%	18.49%	15.36%	18.02%	13.02%

Assumes $100 invested on March 28, 2008, in CSC common ctock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages follow CSC fiscal years.

(d) Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 6.	Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
Amounts in millions, except per share amounts	March 29, 2013	March 30, 2012	April 1, 2011	April 2, 2010	April 3, 2009
Total assets	$11,251	$11,189	$16,120	$16,455	$15,619
Debt
Long-term, net of current maturities	2,498	1,486	2,409	3,669	4,173
Short-term	—	43	29	21	32
Current maturities	234	1,211	141	54	30
Total	2,732	2,740	2,579	3,744	4,235
Stockholders’ equity	3,160	2,834	7,560	6,508	5,618
Debt to total capitalization	46.4%	49.2%	25.4%	36.5%	43.0%

	Five Year Review
	Fiscal Year
Amounts in millions, except per-share amount	2013(5)	2012(1)(5)	2011(1)(5)	2010(1)(5)	2009(5)
Revenues	$14,993	$15,364	$15,582	$15,505	$16,006
Costs of services (excludes depreciation and amortization, contract charge, settlement charge and restructuring costs of $137 (2012))	11,851	13,019	12,578	12,303	12,684
Costs of services – specified contract charge (excludes amount charged to revenue of $204)(2)	—	1,281	—	—	—
Costs of services – settlement charge (excludes amount charged to revenue of $42)(3)	—	227	—	—	—
Restructuring costs	264	140	—	—	—
Goodwill impairment(4)(7)	—	2,745	—		4
Income (loss) from continuing operations before taxes	480	(4,454)	878	939	859
Taxes on income (benefit)	(35)	(84)	202	156	(213)
Income (loss) from continuing operations, net of taxes	515	(4,370)	676	783	1,072
Income (loss) from discontinued operations, net of taxes	464	145	83	51	51
Net income (loss) attributable to CSC common shareholders	$961	(4,242)	740	$817	$1,115
Earnings (loss) per common share:
Basic:
Continuing operations	$3.22	$(28.31)	$4.25	$5.05	$7.03
Discontinued operations	3.00	0.94	0.54	.31	0.34
	$6.22	$(27.37)	$4.79	$5.36	$7.37
Diluted:
Continuing operations	$3.20	(28.31)	4.20	$4.97	$6.98
Discontinued operations	2.98	0.94	0.53	.31	0.33
	$6.18	(27.37)	4.73	$5.28	$7.31

Cash dividend per common share(6)	$0.80	$0.80	$0.70	$—	$—

(1)	Fiscal 2012 and prior year amounts have been recast to present discontinued operations for divestments of three BSS businesses in fiscal 2013.

(2)	Fiscal 2012 specified contract charge related to the Company’s contract with the U.K. National Health Service. See Note 18 of the Consolidated Financial Statements.

(3)	Fiscal 2012 settlement charge related to the contract settlement with the federal government. See Note 19 of the Consolidated Financial Statements.

(4)	Fiscal 2012 goodwill impairment charge related to MSS segment and two of the reporting units in the BSS segment. See Note 9 of the Consolidated Financial Statements.

(5)	The Company recorded various out of period adjustments in fiscal 2013, 2012, 2011 and 2010 that should have been recorded in prior fiscal years. See Note 2 of the Consolidated Financial Statements.

(6)	In Fiscal 2011, the Company implemented a regular quarterly dividend.

(7)	Fiscal 2009 goodwill impairment charge related to an Asian reporting unit in the BSS segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company's consolidated financial statements and associated notes as of and for the year ended March 29, 2013.

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

To achieve these objectives, the management discussion and analysis is presented in the following sections:

Overview - includes a description of the Company's business, how it earns revenue and generates cash, as well as a discussion of economic and industry factors, key business drivers, key performance indicators and fiscal 2013 highlights.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2011 through fiscal 2013, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also describing the factors affecting changes in the the Company's major cost and expense categories.

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

The Company's reportable segments are as follows:

•
The NPS segment provides services to the U.S. federal government and its agencies, civil departments and branches of the military, and operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	The MSS segment provides large-scale infrastructure and application outsourcing solutions offerings as well as mid-size services delivery to customers globally.

•	The BSS segment provides industry-specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

For additional information regarding our business segments, see Note 16 of the Consolidated Financial Statements.

During fiscal 2013, the Company was in the process of changing its operating model and realigning executive management accordingly. In the first quarter of fiscal 2014, the Company expects that it will commence operating under the new model and its operating and reportable segments will change to align with this new model.

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

Our results of operations are also affected by levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of our performance.

Revenues are driven by our ability to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients, and therefore generate revenues, depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

The BSS and MSS segment markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers' decisions for discretionary spending on IT projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

Outsourcing contracts are typically long-term relationships. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of the terms and scope of work in order to meet clients' evolving business needs and performance expectations.

More recently, the Company has rationalized its service offerings and implemented a strategy of selling defined solutions that require less customization and benefit from leveraged delivery at scale. Such solutions include our portfolio of Cloud-based Infrastructure-as-a-Service offerings, managed applications services and a range of discrete offerings for computing, storage, mobility and networking services.

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

Business Drivers

Revenue in all three lines of business is generated by providing services on a variety of contract types lasting from less than six months to ten years or more. Factors affecting revenue include the Company's ability to successfully:

•	bid on and win new contract awards,

•	satisfy existing customers and obtain add-on business and win contract recompetes,

•	compete on services offered, delivery models offered, technical ability and innovation, quality, flexibility, global reach, experience, and results created, and

•	identify and integrate acquisitions and leverage them to generate new revenues.

Earnings are impacted by the above revenue factors and, in addition, the Company's ability to:

•	control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs,

•	anticipate talent needs to avoid staff shortages or excesses,

•	accurately estimate various factors incorporated in contract bids and proposals,

•	develop offshore capabilities and migrate compatible service offerings offshore, and

•	manage foreign currency fluctuations related to international operations.

Cash flows are affected by the above earnings factors and, in addition, by the following factors:

•	timely management of receivables and payables,

•	investment opportunities available, particularly related to business acquisitions, dispositions and large outsourcing contracts,

•	tax obligations, and

•	the ability to efficiently manage capital deployed for outsourcing contracts, software, and property, plant and equipment.

Key Performance Indicators

The Company manages and assesses the performance of its business through various means, with the primary financial measures including new contract wins, revenue, operating margins, and free cash flow.

New contract wins: In addition to being a primary driver of future revenue, new contract wins also provide management an assessment of the Company's ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.

Revenue: Revenue is a product of contracts won in prior periods, known as backlog, and work secured in the current year. Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts. Foreign currency fluctuations also impact revenue.

Operating margins: Operating margins reflect the Company's performance on contracts and ability to control costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of changes in the mix of businesses with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company's costs are denominated in the same currency as revenues, increased use of offshore support also exposes CSC to additional margin fluctuations.

Free cash flow: Primary drivers of the Company's free cash flow are earnings provided by the Company's operations and the use of capital to generate those earnings. Also contributing to short-term cash flow results are movements in current asset and liability balances.

Fiscal 2013 Highlights

The key operating results for fiscal 2013 include:

•	Revenues decreased $371 million, or 2.4%, to $14,993 million compared to fiscal 2012. On a constant currency basis(1), revenues decreased $164 million or 1.1%.

•	Operating income(2) increased to $900 million as compared to an operating loss of $1,359 million in fiscal 2012. The operating income margins increased to 6.0% from (8.8)% in fiscal 2012.

•
Earnings before interest and taxes(3) (EBIT) increased to $641 million as compared to a loss before interest and taxes of $(4,317) million in fiscal 2012. The EBIT margin increased to 4.3% from (28.1)% in fiscal 2012.

•	Income from continuing operations before taxes was $480 million, compared to a loss from continuing operations before taxes of $(4,454) million in fiscal 2012.

•	Income from discontinued operations, net of taxes was $464 million, compared to $145 million in fiscal 2012.

•	Net income attributable to CSC common shareholders was $961 million, an increase from $(4,242) million in the prior year.

•	Diluted earnings (loss) per share (EPS) from continuing operations was $3.20 as compared to $(28.31) in the prior year.

•	Diluted EPS from discontinued operations was $2.98 as compared to $0.94 in the prior year.

•
In fiscal 2013, the Company recorded restructuring costs of $264 million, of which $190 million related to MSS, $39 million to BSS, $13 million to NPS and $22 million to Corporate. In fiscal 2012, the Company recorded restructuring costs of $140 million, of which $108 million was related to MSS, $31 million to BSS, $1 million to NPS and none to Corporate.

•	The Company announced contract awards of $13.8 billion, including MSS segment awards of $6.9 billion, NPS segment awards of $3.5 billion, and BSS segment awards of $3.4 billion.

•
Total backlog(4) at the end of fiscal 2013 was $34.4 billion, a decrease of $2.0 billion as compared to the backlog at the end of fiscal 2012 of $36.4 billion. Of the total $34.4 billion backlog, $10.5 billion is expected to be realized as revenue in fiscal 2014, and $11.4 billion is not yet funded.

•	Days Sales Outstanding (DSO)(5) was 73 days at March 29, 2013, a change from 72 days at March 30, 2012.

•	Debt-to-total capitalization ratio(6) was 46.4% at the end of fiscal 2013, a decrease of 2.8 percentage points from 49.2% at the end of fiscal 2012.

•	Cash provided by operating activities was $1,119 million, as compared to $1,176 million during fiscal 2012.

•	Cash provided by investing activities was $456 million, as compared to cash used of $1,308 million during fiscal 2012.

•	Cash used in financing activities was $589 million, as compared to $581 million during fiscal 2012.

•	Free cash flow(7) was $264 million, as compared to $59 million in fiscal 2012.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance of the Company's segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expense, and segment general and administrative (G&A) expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes, which includes costs excluded from the operating income definition such as goodwill impairment, corporate G&A, interest and other income. A reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Operating (loss) income	$900	$(1,359)	$1,125
Corporate G&A	(293)	(219)	(138)
Interest expense	(183)	(175)	(167)
Interest Income	22	38	37
Goodwill impairment	—	(2,745)	—
Other income, net	34	6	21
Income (loss) from continuing operations before taxes	$480	$(4,454)	$878

(3)
EBIT is a non-U.S. GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from other companies. We define EBIT as revenue less costs of services, selling, general and administrative expenses, depreciation and amortization, goodwill impairment, restructuring costs, and other income (expense). EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to net income from continuing operations is as follows:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Earnings (loss) before interest and taxes	$641	$(4,317)	$1,008
Interest expense	(183)	(175)	(167)
Interest income	22	38	37
Taxes on income	35	84	(202)
Income (loss) from continuing operations	$515	$(4,370)	$676

(4)
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. CSC's backlog, for all periods presented, have been recast to exclude the backlog relating to discontinued operations.

For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. Business awards for MSS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. BSS award values are based on firm commitments, with the exception of deals greater than $20 million and contract terms greater than two years. In those instances, BSS estimates are based on projections of service volumes and currency exchange rates at the time of contract signing and include option years. CSC's business awards, for all periods presented, have been recast to exclude the awards relating to discontinued operations.

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

(7)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that used by other companies. We define free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Free cash flow	$264	$59	$678
Net cash used in investing activities	(456)	1,308	892
Acquisitions, net of cash acquired	(34)	(374)	(158)
Business dispositions	1,108	2	119
Short-term investments	—	4	—
Payments on capital leases and other long-term asset financings	237	177	33
Net cash provided by operating activities	$1,119	$1,176	$1,564
Net cash provided by (used in) investing activities	$456	$(1,308)	$(892)
Net cash used in financing activities	$(589)	$(581)	$(1,676)

Results of Operations

Revenues

Revenues for the NPS, MSS, and BSS segments for fiscal 2013, 2012, and 2011 are as follows:

	Twelve Months Ended
	March 29, 2013		March 30, 2012		April 1, 2011
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
NPS	$5,391	(5.5)%	$5,703	(5.0)%	$6,002
MSS	6,457	(2.2)	6,602	0.3	6,583
BSS	3,272	2.9	3,180	2.3	3,110
Corporate	13		13		14
Subtotal	15,133	(2.4)	15,498	(1.3)	15,709
Eliminations	(140)		(134)		(127)
Total Revenue	$14,993	(2.4)%	$15,364	(1.4)%	$15,582

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended March 29, 2013 vs. March 30, 2012	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
NPS	0.5%	—	(6.0)%	(5.5)%
MSS	0.7	(1.9)%	(1.0)	(2.2)
BSS	2.1	(2.6)	3.4	2.9
Cumulative Net Percentage	0.9%	(1.3)%	(2.0)%	(2.4)%

Twelve Months Ended March 30, 2012 vs. April 1, 2011	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
NPS	0.6%	—	(5.6)%	(5.0)%
MSS	0.9	2.7%	(3.3)	0.3
BSS	5.5	3.6	(6.8)	2.3
Cumulative Net Percentage	1.7%	1.8%	(4.9)%	(1.4)%

The Company's fiscal 2013 revenue decreased $371 million as compared to fiscal 2012. This decrease was primarily due to reduction in net internal revenue of $299 million and the adverse impact of foreign currency movement of $207 million, partially offset by $141 million of revenue from acquisitions.

The Company's fiscal 2012 revenue decreased $218 million as compared to fiscal 2011. This decrease was primarily due to reduction in net internal revenue of $762 million, partially offset by favorable impact of foreign currency movement of $284 million and $268 million of revenue from acquisitions.

North American Public Sector

The Company’s NPS Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	March 29, 2013		March 30, 2012		April 1, 2011
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$3,687	(4.6)%	$3,863	(10.0)%	$4,290
Civil agencies	1,473	(9.0)	1,618	7.3	1,508
Other (1)	231	4.1	222	8.8	204
Total	$5,391	(5.5)%	$5,703	(5.0)%	$6,002

(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

Fiscal 2013

NPS segment revenue decreased $312 million, or 5.5%, as compared to fiscal 2012. This decline was due to decreases on both Department of Defense (DOD) and Civil Agencies (Civil) contracts, of $176 million, or 4.6%, and $145 million, or 9.0%, respectively.

The revenue decrease on DOD contracts was comprised of reduced revenue of $96 million on certain contracts with the U.S. Air Force and other DOD agencies that either had concluded or were winding down, and reduced revenue of $140 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army and the U.S. Navy. The year-over-year revenue trend, however, benefited from the fiscal 2012 adverse adjustment to revenue of $42 million resulting from the settlement on a contract with the U.S. Army, which did not recur, and an increase in revenue of $19 million from a wage determination settlement on a contract with the U.S. Air Force, which occurred in the third quarter of fiscal 2013.

The revenue decrease on contracts with Civil was primarily due to a net reduction in scope and tasking on existing contracts of $138 million, primarily on contracts with NASA and the U.S. Postal Service, and reduced revenue of $92 million due to the programs winding down or ending with the Department of State, Department of Commerce, Department of Labor and the Environmental Protection Agency (EPA), along with reduced revenue due to timing of certain contractual milestones of $12 million. These revenue decreases were partially offset by increased revenue of $97 million on contracts with the Department of State and Department of Homeland Security (DHS), which fully ramped up in fiscal 2013.

NPS revenue trend benefited $34 million from adjustments recorded on contracts accounted for under the percentage-of-completion method. Fiscal 2013 had net favorable adjustments of $5 million as compared to $29 million of net adverse adjustments in fiscal 2012.

NPS won contracts of $3.5 billion during fiscal 2013 compared to $6.0 billion during fiscal 2012. These amounts included $1.1 billion and $1.3 billion of recompetes, respectively. The decrease was due to two large awards that occurred in fiscal 2012.

As previously reported, and reinforced by sequestration, NPS' federal government customers are becoming more cautious with contract awards and spending, resulting in shorter contract durations, smaller award values and an inclination towards extension of existing contracts. We expect this trend to continue for the foreseeable future.

Fiscal 2012

NPS segment revenue for fiscal 2012 decreased $299 million, or 5.0%, as compared to fiscal 2011. This decrease was due to its DOD contracts, which had a $427 million, or 10.0%, decrease. Partially offsetting the decline in revenue on DOD contracts were increases in revenue from contracts with Civil , which had a $110 million, or 7.3%, increase, and increases in revenue from Other contracts, which had a $18 million, or 8.8%, increase. Fiscal 2012 NPS revenue was adversely impacted by net $29 million of adjustments on certain long-term contracts accounted for under the percentage-of-completion method. Of such adjustments, $39 million reduced revenue and $10 million increased revenue.

The decreases in revenue on DOD contracts, primarily with the U.S. Army and the U.S. Air Force, were due to a combination of completion of existing task orders, a contract termination and net reduction in scope and tasking on other existing contracts. In addition, revenue was adversely impacted by the contract claims settlement with the U.S. federal government in the second quarter of $42 million (see Note 19 to the Consolidated Financial Statements) and by a $14 million adjustment on a contract with the U.S. Air Force accounted for under the percentage-of-completion method due to a stop work order.

The increase in revenue from Civil was primarily due to contracts with the DHS, the Department of Human and Health Services (DHHS) and the Social Security Administration that commenced during the second half of fiscal 2011. These increases were partially offset by revenue that did not recur due to contract completions, primarily the U.S. Census support contract, as well as reduced scope on certain other contracts, primarily with the EPA, Department of Transportation, Department of Energy and the Internal Revenue Service.

The increase in revenue from Other contracts was primarily due to higher revenue on a contract with a state agency for the development of a healthcare administration system. The higher revenue on this contract was partially offset by a $25 million adverse adjustment resulting from revised estimates under the percentage-of-completion accounting method. Of the $25 million revenue reduction, $16 million was recorded in the fourth quarter of fiscal 2012.

During fiscal 2012, many of our government customers continued to experience uncertainty about their fiscal budgets due to the Budget Control Act of 2011. As a result, large program awards were delayed and customers shifted to smaller and shorter term contracts.

NPS won new contracts of $6.0 billion during fiscal 2012 as compared to $5.5 billion during fiscal 2011.

Managed Services Sector

Fiscal 2013

MSS segment revenue decreased $145 million, or 2.2%, as compared to fiscal 2012. In constant currency, revenue decreased $22 million, or 0.3%. The unfavorable foreign currency impact was primarily due to the movement in the U.S. dollar against the euro, the Danish kroner, and the British pound. MSS' fiscal 2012 acquisition of AppLabs resulted in an increase of revenue for the year of $48 million, or 0.7% of the revenue growth for fiscal 2013. Excluding the impact of foreign currency and the acquisition, net internal revenue decreased $70 million, or 1.0%, as compared to the same period of fiscal 2012.

The decrease in MSS' net internal revenue for fiscal 2013 of $70 million was primarily due to reduced revenue of $267 million from contracts that terminated or concluded and reduced revenue of $276 million from existing contracts primarily due to price-downs, contract modifications and lower pass-through revenue. Partially offsetting these decreases was increased revenue from new client engagements acquired in late in fiscal 2012 and fiscal 2013 of $391 million, favorable impact of a year-over-year change in revenue adjustments of $54 million related to adjustments on contracts accounted for under the percentage-of-completion method, and $28 million of other fiscal 2013 favorable revenue adjustments relating primarily to contract settlements with certain customers.

Included in the MSS revenue change described above is a $5 million year-over-year favorable impact of out of period adjustments. MSS' fiscal 2013 revenue was adversely impacted by $1 million of out of period adjustments where as the fiscal 2012 revenue was adversely impacted by $6 million of out of period adjustments (see Notes 2 and 16 to the Consolidated Financial Statements).

During fiscal 2013, the MSS had contract awards with a total value of $6.9 billion compared to $9.5 billion during fiscal 2012. These amounts included $4 billion and $5.1 billion of recompetes, respectively. Additionally, the decrease in awards was mainly due to the Company being more selective in its bid and proposal activity, and the awards that were bid on being of shorter duration and, thus, lower total contract value. Prospectively, the Company plans to focus on securing new business through greater cross selling between segments and targeting a greater number of market renewals.

Fiscal 2012

MSS segment revenue increased $19 million, or 0.3%, as compared to fiscal 2012. In constant currency, revenue decreased $156 million, or 2.4%. The foreign currency impact was primarily due to the movement in the U.S. dollar against the Australian dollar, the British pound, the euro and the Swiss franc. MSS' second quarter acquisition of AppLabs (see Note 4 to the Consolidated Financial Statements) provided revenue of $60 million, or 0.9% of the revenue growth.

Excluding the impact of foreign currency effects and the acquisition, fiscal 2012 net internal revenue decreased $216 million, or 3.3%, as compared to the prior year. This decrease was primarily due to net volume and scope reductions of approximately $140 million and contract conclusions and terminations of approximately $200 million, partially offset by revenue from new contracts of approximately $270 million. In addition, revenue was impacted by certain one-time adjustments, including adverse adjustments on long-term contracts accounted for under the percentage-of-completion method of $48 million and missed service level metrics of $10 million due to delays on certain outsourcing contracts, partially offset by a favorable adjustment on termination of a contract of $15 million. The MSS year-over-year revenue trend was also adversely impacted by out of period adjustments. The out of period revenue decreases recorded in fiscal 2012 and fiscal 2011 were $7 million and $33 million, respectively (see Notes 2 and 15 to the Consolidated Financial Statements).

During fiscal 2012, MSS had contract awards with a total value of $9.5 billion as compared to $5 billion during fiscal 2011.

Business Solutions & Services

Fiscal 2013

BSS segment revenue increased $92 million, or 2.9%, as compared to fiscal 2012. In constant currency, revenue increased $176 million or 5.5%. The twelve-month revenue growth was unfavorably impacted by foreign currency movement in the U.S. dollar of $84 million, or 2.6%, primarily against the euro, the Brazilian real, the British pound and the Australian dollar.

The acquisition of iSOFT and the other fiscal 2012 acquisitions provided $67 million, or 2.1% of the year-over-year revenue increase. Excluding the effect of foreign currency movements and acquisitions, BSS fiscal 2013 revenue increased $109 million, or 3.4%, over the prior year. The increase in BSS net internal revenue includes the impact of the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract charge, which did not recur in fiscal 2013. Excluding the adverse NHS contract revenue charge, BSS fiscal 2013 net internal revenue decreased $95 million, or 2.8%.

The decrease in BSS net internal revenue for fiscal 2013, excluding the impact of the adverse fiscal 2012 NHS revenue adjustment, was due to revenue decreases primarily in its professional technology staffing business in Australia, in its financial services group, and in its healthcare group. These revenue decreases were partially offset by revenue increases on contracts with the NHS.

The year-over-year revenue decrease from the Australian staffing business was $90 million. This was due to a combination of a slowdown in its business, prior to its sale, from reduced demand from certain of its key customers, and its sale on January 25, 2013. The revenue decrease of $37 million in the financial services group was due to lower license sales and services revenue in European markets. The revenue decrease in the health services of $35 million was due to a combination of lower revenue in the Nordic and U.S. markets. The revenue increase relating to the NHS contract, excluding the fiscal 2012 write-off, was primarily due to recording revenue from achieving a key milestone associated with the Lorenzo Care Management software, deployment of the software at three NHS trust sites, and revenue indexation for fiscal 2013.

BSS revenue increase included $17 million of favorable adjustments on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included favorable adjustments of $11 million as compared to fiscal 2012 revenue that included adverse adjustments of $6 million.

BSS year-over-year revenue trend was also favorably impacted by $32 million of out of period adjustments. Fiscal 2013 revenue included $13 million of adverse out of period adjustments, whereas fiscal 2012 included $45 million of adverse adjustments. (see Notes 2 and 16 to the Consolidated Financial Statements).

During fiscal 2013, BSS had contract awards of $3.4 billion compared to $3.3 billion in fiscal 2012. The fiscal 2013 amount included $0.2 billion of recompetes. There were no recompete awards in fiscal 2012.

Fiscal 2012

BSS segment revenue increased $70 million, or 2.3%, as compared to fiscal 2011. In constant currency, revenue decreased $40 million, or 1.3%. The foreign currency impact was primarily due to the movement in the U.S. dollar against the Australian dollar, the British pound and the euro. The acquisition of iSOFT and the other fiscal 2012 and fiscal 2011 acquisitions provided $171 million, or 5.5%, of the year-over-year revenue increase. Excluding the effect of foreign currency movements and acquisitions, BSS fiscal 2012 revenue decreased $211 million, or 6.8%, compared to the prior year.

The lower net internal fiscal 2012 revenue was primarily due to a decrease in revenue on the NHS contract of $233 million, which was adversely impacted by the third quarter $204 million revenue write-down (see Note 18 to the Consolidated Financial Statements) and by fiscal 2011 milestone revenue of $23 million that did not recur in fiscal 2012. BSS' health vertical also had reduced revenue due to continuing softness in the life sciences market and certain project completions in North America. Both of these revenue decreases were partially offset by revenue increases in the other verticals of BSS' consulting group. The consulting group's growth was primarily in North America, which offset revenue shortfalls in other regions. The BSS year-over-year revenue trend was also adversely impacted by out of period adjustments. The out of period revenue adjustments recorded in fiscal 2012 and fiscal 2011 were revenue decreases of $15 million and revenue increases of $15 million, respectively (see Notes 2 and 16 to the Consolidated Financial Statements).

During fiscal 2012, BSS had contract awards of $3.3 billion compared to $3.8 billion in fiscal 2011.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	March 29, 2013	March 30, 2012	April 1, 2011	2013	2012	2011
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $238 (2013) and $137 (2012))	$11,851	$13,019	$12,578	78.9%	84.7%	80.7%
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	—	1,281	—	—	8.3	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	—	227	—	—	1.5	—
Selling, general and administrative (excludes restructuring costs of $26 (2013) and $3 (2012))	1,195	1,128	949	8.0	7.3	6.1
Depreciation and amortization	1,076	1,147	1,068	7.2	7.5	6.9
Restructuring costs	264	140	—	1.8	0.9	—
Goodwill impairment	—	2,745	—	—	17.9	—
Interest expense, net	161	137	130	1.1	0.9	0.8
Other income, net	(34)	(6)	(21)	(0.2)	—	(0.1)
Total	$14,513	$19,818	$14,704	96.8%	129.0%	94.4%

Costs of Services

Fiscal 2013

Costs of services (COS), excluding the specified contract charge, the settlement charge, and the restructuring charges noted above, as a percentage of revenue decreased to 78.9% for fiscal 2013 from 84.7% for fiscal 2012. The year-over-year COS trend was favorably impacted by out of period adjustments of $33 million, which was comprised of $6 million of favorable fiscal 2013 out of period adjustments and $27 million of adverse fiscal 2012 out of period adjustments which did not repeat in fiscal 2013 (see Note 2 to the Consolidated Financial Statements).

The fiscal 2013 NPS COS ratio decreased primarily due to a net favorable year-over-year adjustment to COS of $98 million on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included $55 million of favorable adjustments as compared to fiscal 2012, which had $43 million of adverse adjustments. Of the $98 million, $94 million related to three contracts, one each with the Department of Labor, U.S. Air Force and the State of North Carolina. The NPS COS ratio also benefited from a $42 million adverse fiscal 2012 revenue adjustment resulting from a contract settlement with the U.S. government that did not recur, and $34 million year-over-year net favorable revenue adjustment on contracts accounted for under the percentage-of-completion method.

The lower MSS COS ratio for fiscal 2013 was primarily due to year-over-year operational improvements on contracts which had performance issues in fiscal 2012. The operational improvements were a result of continued focus on troubled accounts, greater focus on cost take out by standardization of products and processes including diagnostics and re-engineering and greater focus on delivery. This year-over-year improvement was illustrated by reduced year-over-year adverse impact of asset impairments of $138 million, net favorable year-over-year adjustments to COS and revenue on contracts accounted for under the percentage-of-completion method of $32 million and $54 million, respectively, and reduced year-over-year impact of transition cost overruns of $16 million. The COS also benefited from operational efficiencies resulting from the implementation of the turnaround strategy, such as improved cost controls, headcount reductions through restructuring, centralized procurement, better discipline around contract management, rationalized organizational spans and layers, and reduced enterprise overhead. These efficiencies are partially offset by costs related to start-up issues on certain new contracts.

The lower BSS COS ratio for fiscal 2013 was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with a contract with the NHS. In addition, the BSS COS ratio was favorably impacted by lower costs within BSS' consulting services due to staff reductions, and adversely impacted by a higher COS ratio in the financial services group due to lower revenue. The twelve-month COS ratio was favorably impacted by a year-over-year change of $34 million related to adjustments on contracts accounted for under the percentage-of-completion method, including a year-over-year favorable adjustment to revenue of $17 million.

Fiscal 2012

COS, excluding the specified contract charge, the settlement charge, and the restructuring charges noted above, as a percentage of revenue increased to 84.7% for fiscal 2012 from 80.7% for fiscal 2011. Both fiscal 2012 and fiscal 2011 COS were adversely impacted by out of period adjustments recorded during these years but which were related to prior years. The amounts recorded in fiscal 2012 and fiscal 2011 were $25 million and $15 million, respectively, in MSS and $15 million and $4 million, respectively, in BSS. The fiscal 2012 increase in the COS ratio was primarily driven by adverse results in the MSS and BSS segments.

The MSS COS ratio was impacted by adverse adjustments on long-term contracts accounted for under the percentage-of-completion method of $142 million of which $48 million was recorded as a reduction of revenue, impairment of tangible and intangible assets of $144 million associated primarily with service delivery issues on certain outsourcing contracts, and start-up issues on certain outsourcing contracts, including transition cost overruns of $34 million. Of these specific charges of $320 million, $171 million were recorded in the fourth quarter of fiscal 2012.

BSS' COS ratio was adversely impacted primarily by the NHS contract and the financial services business. Subsequent to the $1.5 billion NHS adjustment recorded in the third quarter of fiscal 212, and pending the finalization of a contract amendment, the Company recorded $29 million of operating losses in the fourth quarter (see Note 18 to the Consolidated Financial Statements). In addition, a year-over-year shift in BSS' financial services revenue mix, caused by a decline in the proportion of the higher margin license revenue, adversely impacted the BSS COS ratio. BSS COS ratio was impacted by adverse adjustments of $17 million on certain long-term contracts accounted for under the percentage-of-completion method, of which $6 million was recorded as reduction in revenue.

The NPS COS ratio increased primarily as a result of recording $72 million of net adverse adjustments on certain long-term contracts accounted for under the percentage-of-completion method. The net adjustments included adverse adjustments of $130 million, of which $40 million reduced revenue, and favorable adjustments of $58 million, of which $10 million increased revenue. Favorable adjustments included a $48 million COS benefit on a contract that had a similar adjustment in fiscal 2011. Of the total $72 million net adverse adjustments, $44 million was recorded in the fourth quarter of fiscal 2012.

Costs of Services – Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. government relating to its contract claims asserted under the Contract Disputes Act of 1978 (CDA). Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011. In December 2011, the Company signed the contract modification based on the terms described above. As a result of the settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million. Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services. The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater. The contract extension contained a Requirements portion and an Indefinite Quantity portion (and is not subject to any minimum values). See Note 19 to the Consolidated Financial Statements for further discussion.

Selling, General and Administrative

Fiscal 2013

Selling, general and administrative (SG&A) expense, excluding the restructuring charges, as a percentage of revenue increased to 8.0% for fiscal 2013 from 7.3% for fiscal 2012. The fiscal 2013 increase was primarily driven by an increase in corporate general & administrative (G&A) costs and a higher MSS ratio, partially offset by decreases in NPS and BSS ratios.

The higher MSS ratio was primarily due to the reclassification of $17 million of costs from COS to SG&A in fiscal 2013. In addition, there were higher costs in fiscal 2013 associated with the remediation efforts of investigation findings (see Note 2 of the Consolidated Financial Statements).

The lower NPS ratio was primarily due to the cost reduction initiatives and lower bid and proposal costs due to delays in government procurements, fewer opportunities and more selectivity in the bid process towards higher margin targets.

The lower BSS ratio was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with a contract with the NHS. The lower ratio was also attributable to a lower run rate within iSOFT due to cost take out activity, including back office integration, and fiscal 2012 acquisition and transition costs of $10 million, which did not repeat in fiscal 2013.

Corporate G&A for fiscal 2013 was $293 million and increased $74 million as compared to the prior year. The higher fiscal 2013 expense was primarily due to accrual of $97.5 million on account of the settlement of the consolidated shareholder securities class action lawsuit (see Note 20 to the Consolidated Financial Statements). This amount was partially offset by $45 million that was recoverable under the Company's corporate insurance policies. In addition, the fiscal 2013 increase was also due to higher professional fees of $20 million primarily associated with the Company's financial transformation, higher internal audit fees of $10 million, and higher stock-based compensation and bonus expense. Partially offsetting the increases in the Corporate G&A was net reduced legal fees associated with the SEC investigation and class action lawsuits due to $45 million of insurance claims that offset the fiscal 2013 legal expenses of $78 million.

Fiscal 2012

SG&A expense, excluding the restructuring charges, as a percentage of revenue increased to 7.3% for fiscal 2012 from 6.1% for fiscal 2011. The fiscal 2012 increase was primarily driven by an increase in corporate G&A costs and a higher BSS ratio.

The corporate G&A costs increased year-over-year primarily due to higher legal and other fees of $67 million incurred, mainly related to the ongoing SEC and Audit Committee investigations into the matters surrounding the out of period adjustments and additional legal and other professional fees in connection with consolidated securities class action lawsuits filed in federal court (see Note 20 to the Consolidated Financial Statements). Corporate G&A costs were also higher due to costs associated with the former CEO's severance of $7 million. These cost increases were partially offset by lower bonuses of $10 million and reduced stock compensation expense of $11 million, principally due to reduction in the probable outcome of performance-based restricted stock units for certain executives.

The BSS ratio increased primarily due to the acquisition of iSOFT. iSOFT's SG&A ratio was adversely impacted by $23 million of transaction and transition costs incurred related to its acquisition.

Goodwill Impairment

During the second quarter of fiscal 2013, the Company performed its annual impairment test of goodwill, proceeding directly to the first step of the impairment test, for all reporting units and concluded that no impairment had occurred.

Due to the divestiture of our credit services business in the third quarter of fiscal 2013, which caused the allocation of $241 million of goodwill from our BSS-Financial Services (BSS-FS) reporting unit to that disposed business, we assessed the goodwill remaining on BSS-FS' balance sheet for potential impairment. We performed the first step of the two-step goodwill impairment test and concluded that the goodwill remaining on BSS-FS' balance sheet, after the allocation of goodwill to the divested business, was not impaired.

During the fourth quarter of fiscal 2013, for reporting units with goodwill, we evaluated whether there were factors which would indicate a potential impairment of goodwill. The Company considered, among other factors, any significant changes in the Company's fiscal 2013 forecast since the annual impairment test was performed, the outlook for the Company's business and industry, the Company's market capitalization, and the current economic environment and outlook. Based on that evaluation, the Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of the reporting units below their carrying amounts, and, as a result, it was unnecessary to perform the first step of the two-step impairment testing process.

Based on the Company's fiscal 2012 annual goodwill impairment analysis performed during the second quarter, it was concluded that fair value was below carrying value for three reporting units: MSS, BSS Global Business Solutions (BSS-GBS) and the BSS Healthcare Group (BSS-Health). Management believed that the decline in the estimated fair values of these reporting units was a result of several factors, including uncertainty about the Company's overall value as reflected in CSC's stock price decline over the first half of fiscal 2012, overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and decline in forecasted operating performance of these reporting units. At that time, the Company recorded its best estimated goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. During the third quarter of fiscal 2012, based on the finalization of the annual test begun in the prior quarter, the Company recorded adjustments that reduced the impairment loss recorded in the second quarter by $3 million, to $2,682 million.

In the third quarter of fiscal 2012, the Company recorded an impairment charge of $63 million on the goodwill related to its reporting unit BSS-Health. After recording this impairment charge, the BSS-Health reporting unit had no remaining goodwill.

Depreciation and Amortization

Fiscal 2013

Depreciation and amortization (D&A) as a percentage of revenue decreased to 7.2% for fiscal 2013 from 7.5% for fiscal 2012. The decrease in the fiscal 2013 ratio was driven by decreases in the MSS and BSS segments.

The lower MSS ratio was due to reduced D&A expense as a result of significant impairments of fixed and intangible assets recorded in fiscal 2012, as well as a reduction in capital expenditures in fiscal 2013. The lower BSS ratio was due to the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract, as well due to lower depreciation expense due to certain data center assets associated with the NHS contract coming to the end of their useful lives.

Fiscal 2012

D&A as a percentage of revenue increased to 7.5% for fiscal 2012 from 6.9% for fiscal 2011. The increase in the fiscal 2012 ratio was driven by all three segments. The BSS ratio increased due to higher amortization expense associated with the acquired iSOFT intangible and tangible assets. The higher MSS ratio is due to higher capital expenditure on outsourcing contracts. The higher NPS ratio is due to higher fixed asset purchases on certain of its contracts, as well as amortization of acquired intangible assets from fiscal 2012 and 2011 acquisitions.

Restructuring Costs

During fiscal 2013, the Company continued its efforts to reduce its staffing and facility costs and engaged in additional restructuring actions that were first commenced in the fourth quarter of fiscal 2012. The fiscal 2013 actions (the "Fiscal 2013 Plan") related primarily to reducing headcount in order to align resources to support business needs, including assessment of management span of control and layers, and further increase the use of lower cost off-shore resources. In contrast, the fiscal 2012 restructuring efforts (the "Fiscal 2012 Plan") were designed primarily to address excess capacity issues and alignment of workforce with current business needs, primarily in Europe.

Total restructuring costs recorded during fiscal 2013 and 2012 were $264 million and $140 million, respectively. There were no restructuring costs for fiscal 2011. The amounts recorded in fiscal 2013 and 2012 included $22 million and $20 million, respectively, of pension benefit augmentations that were due to certain employees in accordance with legal or contractual obligations and which will be paid out over several years as part of normal pension distributions.

The total fiscal 2013 restructuring costs of $264 million comprised $233 million under the Fiscal 2013 Plan and $31 million under the Fiscal 2012 Plan, as compared to total fiscal 2012 restructuring costs of $140 million.

Of the total restructuring expense recorded for fiscal 2013 of $264 million, $13 million related to NPS, $190 million to MSS, $39 million to BSS, and $22 million to Corporate.

Income from Discontinued Operations

During fiscal 2013, CSC completed the divestiture of three businesses within its BSS segment, reflecting the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services. These divestitures have been presented separately as discontinued operations in the Consolidated Statement of Operations and the prior years have been recast to reflect the divestitures.

The fiscal 2013 income from discontinued operations, net of taxes was $464 million, and included $47 million of net income from the operations of the divestitures and $417 million of gain on disposition, net of taxes from sale of the businesses.The fiscal 2012 income from discontinued operations, net of taxes was $145 million, and included $1 million gain on disposition, net of taxes (see Note 3 to the Consolidated Financial Statements).

During fiscal 2011, CSC completed the divestiture of two businesses within its NPS segment whose ultimate customer was the U.S. federal government. These divestitures resulted in total pre-tax gains of $59 million (after-tax gains of approximately $28 million).

Interest Expense and Interest Income

Fiscal 2013

Interest expense of $183 million in fiscal 2013 increased $8 million compared to fiscal 2012. The higher interest expense was primarily due to the loss of $19 million associated with the early redemption of the 5.50% and 5.00% Senior Notes due 2013, partially offset by lower interest expense associated with the issuances of new Senior Notes (see Note 11 of the Consolidated Financial Statements). Interest income decreased $16 million to $22 million in fiscal 2013 primarily due to reduced average cash balances outside the U.S., primarily in India, where both the rate of interest and average cash balances are typically higher than other non-U.S. jurisdictions.

Fiscal 2012

Interest expense of $175 million in fiscal 2012 increased $8 million compared to fiscal 2011 due to an increase in capital leases in MSS. Interest income increased $1 million to $38 million in fiscal 2012. Higher interest income was primarily due to higher interest earned on cash balances in India during the first two quarters of fiscal 2012.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2013, fiscal 2012, and fiscal 2011 are:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Foreign currency loss (gain)	$17	$4	$(2)
Equity in earnings of unconsolidated affiliates	(9)	(10)	(11)
Other gains	(42)	—	(8)
Total	$(34)	$(6)	$(21)

Fiscal 2013

The foreign currency loss increased $13 million primarily due to movement in the U.S. dollar primarily versus the Indian Rupee, which caused a year-over-year increase in mark-to-market charge of $12 million. The other gains were primarily comprised of the $38 million gain on our sale of Paxus, the Australian staffing business.

Fiscal 2012

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

Taxes

The Company's effective tax rate (ETR) on (loss) income from continuing operations for fiscal years 2013, 2012, and 2011 was (7.3)%, (1.9)%, and 23%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the U.S., legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 10 to the Consolidated Financial Statements. For the tax impact of discontinued operations, see Note 3 to the Consolidated Financial Statements.

In fiscal 2013, the ETR was primarily driven by:

•
The Company executed an internal restructuring whereby a significant operating subsidiary was recapitalized. Certain securities issued pursuant to the recapitalization were subsequently sold to a third party. The sale resulted in the recognition of a capital loss of approximately $640 million, which reduced tax expense and the ETR by $248 million and 51.8%, respectively.

•
A valuation allowance recorded for certain of the Company's German subsidiaries related to net operating losses and other net deferred tax assets. The impact to tax expense and the ETR was an increase of $77 million and 16%, respectively.

•
An increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $27.6 million and 5.8%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $11.5 million and 2.4%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $29.6 million and 6.2%, respectively.

•
Local losses on investment write-downs in Luxembourg (i) increased the valuation allowance and the ETR by $240.5 million and 50.2%, respectively, and (ii) decreased the foreign rate differential and ETR by $240.5 million and 50.2%, respectively.

In fiscal 2012, the ETR was primarily driven by:

•
The Company recorded a $1,485 million charge related to the NHS contract. Following the write-down, a full valuation allowance was established against the net operating losses in the U.K., which resulted in the Company not recording a tax benefit for the NHS charges. This charge and subsequent valuation allowance had a significant impact on the tax expense and ETR of $508 million and 11.3%, respectively.

•
The Company recorded a $2,745 million goodwill impairment charge, which was mostly not deductible for tax purposes. This charge resulted in an impact to the tax expense and ETR of $838 million and 18.8%, respectively.

•
The Company settled various tax examinations and recognized income tax benefits related to audit settlements (and the expiration of statutes of limitations on audits) of approximately $111 million, which had a favorable impact on the ETR for the fiscal year of 2.5%.

•
The Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions, which resulted in an income tax benefit of approximately $32 million and had a favorable impact on the ETR for the fiscal year of 0.7%.

In fiscal 2011, the Company settled a portion of its U.S. federal income tax audit for the fiscal years 2005 through 2007 related specifically to research and development (R&D) credits. This favorable settlement of $68 million had a 7.7% impact on the ETR for the fiscal year ended 2011.

As of March 29, 2013, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $262 million, including interest of $38 million, penalties of $17 million, and net of tax attributes of $32 million. During the year ended March 29, 2013, the Company accrued interest expense of $7 million ($5 million net of tax) and accrued penalties of $2 million.

The Finance Act of 2012 (the Finance Act) was signed into law in India on May 28th, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The Finance Act overrides the recent Vodafone ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The Finance Act has been challenged in the Indian courts. However, there is no assurance that such a challenge will be successful. CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the Finance Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company believes that the Finance Act does not apply to these prior acquisitions and that it has strong defenses against any claims that might be raised by the Indian tax authorities.

Earnings (Loss) Per Share and Share Base

Fiscal 2013

Earnings (loss) per share (EPS), on a diluted basis, increased $33.55 to $6.18 in fiscal 2013. This increase in total diluted EPS was comprised of increase in EPS from continuing operations of $31.51 and increase in EPS from discontinued operations of $2.04.

The increase in EPS from continuing operations was primarily due to the adverse fiscal 2012 charges not recurring in fiscal 2013. These fiscal 2012 charges included goodwill impairment of $2,745 million (see Note 9 to the Consolidated Financial Statements), the NHS contract related charge of $1,485 million (see Note 18 to the Consolidated Financial Statements), the settlement charge of $269 million resulting from settlement of claims with the federal government (see Note 19 to the Consolidated Financial Statements) and reduced impact of net adjustments on contracts accounted for under the percentage-of-completion method (see Note 1 to the Consolidated Financial Statements) and asset impairments (see Note 8 to the Consolidated Financial Statements).

The increase in EPS from discontinued operations was primarily due to the gain, net of taxes of $417 million on the disposition of the U.S. based credit services business and enterprise systems integration business in Malaysia and Singapore.

Fiscal 2012

Diluted EPS for fiscal 2012 decreased $32.10 to $(27.37) from $4.73 in fiscal 2011. The decrease in diluted EPS was due to the net loss attributable to CSC common shareholders in fiscal 2012 which was primarily due to the goodwill impairment charge of $2,745 million recorded during the second and third quarters of fiscal 2012 (see Note 9 to the Consolidated Financial Statements), the contract charge associated with the NHS contract of $1,485 million recorded during the third quarter of fiscal 2012 (see Note 18 to the Consolidated Financial Statements), the settlement charge of $269 million that resulted from the settlement of claims with the U.S. federal government during the second quarter of fiscal 2012 (see Note 19 to the Consolidated Financial Statements), and restructuring costs of $140 million recorded during the fourth quarter of fiscal 2012 (see Note 17 to the Consolidated Financial Statements). Delivery issues on certain MSS and NPS contracts resulted in recording forward losses on contracts accounted for under the percentage-of-completion method and asset impairments which also adversely impacted the EPS for fiscal 2012.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the

Company’s accounting practices that involve the percentage-of-completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to the materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with these matters.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2013, 2012 and 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$6	$6
Fiscal 2012	—	79	7	86
Fiscal 2011	52	(29)	(22)	1
Fiscal 2010	(48)	(9)	14	(43)
Prior fiscal years (unaudited)	(4)	(41)	(4)	(49)

See Note 16 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2013, 2012 and 2011.

Fiscal 2013 Adjustments Financial Impact Summary

During fiscal 2013, the Company identified and recorded net adjustments decreasing income from continuing operations before taxes by $6 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2013 is comprised of the following:

•
net adjustments decreasing fourth quarter pre-tax income by $9 million resulting primarily from the correction of inappropriately capitalized operating costs originating from MSS, a software revenue recognition correction originating from the Company's Business Solutions and Services (BSS) segment and the correction of understated payroll and related expenses at Corporate;

•
net adjustments decreasing third quarter pre-tax income by $1 million primarily resulting from the correction of useful lives of property and equipment in service at a BSS contract that were inconsistent with established CSC accounting conventions;

•
net adjustments increasing second quarter pre-tax income by $5 million primarily resulting from the correction of accounting errors identified by the Company related to costs incurred under the NHS contract (see below for more discussion of out of period adjustments related to the Company's NHS contract); and

•
net adjustments decreasing first quarter pre-tax income by $1 million primarily resulting from the corrections of fiscal 2012 revenue recognized on a software contract in the Company's BSS segment, corrections of fiscal 2012 restructuring cost accruals originating primarily from the Company's BSS and MSS segments and corrections to record adjustments originating primarily from the Company's North American Public Sector (NPS) and MSS segments that were identified late in the close process but not included in the Company's consolidated fiscal 2012 financial statements.

Adjustments recorded during fiscal 2013 that should have been recorded in prior fiscal years increased income from continuing operations by $7 million. This increase is attributable to the tax effect of the adjustments described above and $5 million of discrete tax benefits that should have been recorded in prior fiscal years. The discrete tax benefits are primarily attributable to the adjustment of the deferred tax liability related to intellectual property assets.

NHS

As previously disclosed in fiscal 2012 and in the first quarter of fiscal 2013, the Company had identified certain additional items related to the investigation of the Company's use of the percentage-of-completion accounting method used on the NHS contract. During the second quarter of fiscal 2013, based on its analysis of these items, the Company recorded net credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. During the third quarter of fiscal 2013, the Company identified additional prior period errors. Such errors identified in the third quarter, which were self-correcting in the third quarter of fiscal 2012, have no impact on income from continuing operations before taxes for fiscal 2013. The accounting errors identified during fiscal 2013 are primarily related to either costs incurred under the contract or the estimation of contract revenues and costs at completion, which resulted in the overstatement of income from continuing operations before taxes. The Company has concluded that there is no cumulative impact of this overstatement as a result of the $1.5 billion specified contract charge recorded as of December 30, 2011 being overstated by the same amount.

The Company has concluded that the errors identified during fiscal 2013 do not appear to have any impact on amounts charged to the NHS. Based on information provided by independent counsel, the Company believes that a small portion of such adjustments should be characterized as intentional accounting irregularities. The impact on income (loss) from continuing operations before taxes of the out of period adjustments identified in fiscal 2013 related to the Company's NHS contract is attributable to the following prior fiscal years:

Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments
Fiscal 2013	$(9)
Fiscal 2012	10
Fiscal 2011	(15)
Fiscal 2010	18
Prior fiscal years (unaudited)	(4)

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2013 but had no net impact on the full year fiscal 2013 results:

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
NHS adjustments	$—	$(9)	$—	$—	$(9)
Other adjustments	3	12	4	(4)	15
Effect on income from continuing operations before taxes	3	3	4	(4)	6
Taxes on income	(2)	(1)	(4)	(1)	(8)
Other income tax adjustments	(2)	—	(2)	(1)	(5)
Effect on income from discontinued operations, net of taxes	—	—	(28)	28	—
Effect on net income attributable to CSC common shareholders	$(1)	$2	$(30)	$22	$(7)

Out of period adjustments recorded in fiscal 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,993	14	$15,007
Costs of services (excludes depreciation and amortization and restructuring costs)	11,851	6	11,857
Selling, general and administrative (excluding restructuring costs)	1,195	(1)	1,194
Depreciation and amortization	1,076	(2)	1,074
Restructuring costs	264	5	269
Interest expense	183	—	183
Other (income) expense	(34)	—	(34)
Income from continuing operations before taxes	480	6	486
Taxes on income	(35)	13	(22)
Income from continuing operations	515	(7)	508
Income from discontinued operations, net of taxes	464	—	464
Net income attributable to CSC common shareholders	961	(7)	954
EPS – Diluted
Continuing operations	$3.20	$(0.04)	$3.16
Discontinued operations	2.98	—	2.98
Total	$6.18	$(0.04)	$6.14

The out of period adjustments affecting income from continuing operations before taxes during the twelve months ended March 29, 2013 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($15 million increase);

•	Outsourcing contract costs ($1 million decrease);

•	Other assets ($6 million decrease);

•	Property and equipment ($5 million decrease);

•	Accrued payroll and related costs ($9 million increase);

•	Accrued expenses and other current liabilities ($12 million decrease); and

•	Deferred revenue ($13 million increase).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Fiscal 2012 Adjustments Financial Impact Summary

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments increased the loss from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million of adjustments within MSS and BSS, respectively. Further adjustments were identified and recorded in fiscal 2013 related to fiscal 2012 that increased the net error by $7 million.

Nordic Region

The Company attributes the $13 million in pre-tax adjustments recorded in the Nordic region in fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than a $1 million operating lease adjustment noted in the first quarter of fiscal 2012 which was a refinement of an error previously corrected and reported in fiscal 2011.

Australia

As previously disclosed, in the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. As a result, certain personnel in Australia have been reprimanded, terminated and/or resigned. The Company attributes the $23 million of pre-tax adjustments recorded in fiscal 2012 to either intentional accounting irregularities (intentional irregularities) or other accounting errors (Other Errors). Other Errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation. The impact of the adjustments on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2008 & Prior (unaudited)	Fiscal 2009 (unaudited)	Fiscal 2010	Fiscal 2011	Total
Intentional irregularities	$10	$(7)	$(4)	$1	$—
Other Errors	(7)	(16)	3	(3)	(23)
	$3	$(23)	$(1)	$(2)	$(23)

NHS

As previously disclosed, in fiscal 2012, $25 million of out of period adjustments reducing income from continuing operations related to the Company's NHS contract were identified and recorded. During the course of the investigation in fiscal 2012 of the percentage-of-completion accounting method used on the Company's NHS contract, certain accounting errors were identified related to costs incurred under the contract, which resulted in errors in the recognition of income from continuing operations that would have reduced by approximately $24 million the $1.5 billion write-off recorded by the Company in the third quarter of fiscal 2012. Although the Company has concluded that these errors do not appear to have any impact on amounts charged to the NHS, the errors have impacted the operating income recognized on the NHS contract. The exclusion of certain costs incurred under the contract caused the estimated margin at completion, which determines the operating income that is booked when revenue milestones are achieved, to be overstated. Although the Company has concluded that there is no cumulative impact as a result of the $1.5 billion charge relating to the NHS contract recorded as of December 30, 2011, operating income from fiscal year 2007 through and including fiscal 2011 has been overstated by a total of approximately $24 million and, therefore, the charge taken by the Company as of December 30, 2011 was overstated by approximately the same amount.

Certain additional items had been identified related to the NHS contract that could have had an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. These additional items were subject to further investigation and therefore were not recorded in fiscal 2012. See our discussion of fiscal 2013 adjustments above for further information regarding the impact of such items.

Certain CSC finance employees based in the U. K. were aware prior to fiscal 2012 of the aforementioned errors, but those employees failed to appropriately correct the errors. Therefore, the Company has classified these errors as intentional. Such categorization was provided to the Company through the independent investigation. As a result, certain personnel have been suspended.

The impact on income (loss) from continuing operations before taxes of the $25 million of out of period adjustments identified in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments
Fiscal 2012	$25
Fiscal 2011	(7)
Fiscal 2010	(4)
Prior fiscal years (unaudited)	(14)

NPS

As previously reported, in fiscal 2012 the Company identified and recorded pre-tax adjustments reducing income from continuing operations before taxes by $16 million. Such adjustments were identified by the Company and were primarily related to the percentage-of-completion accounting adjustments.

Americas Outsourcing

As previously disclosed, in the course of the independent investigation of Americas Outsourcing accounting practices, accounting conventions used by Americas Outsourcing relating to intraperiod cost allocations were determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis. The Company also determined that other operating units employed similar practices and made necessary corrections.

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2012 and fiscal 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2012, but had no net impact on the full year fiscal 2012 results:

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(1)	3
Total Australia adjustments	—	21	2	—	23
NHS adjustments	(2)	(2)	46	(7)	35
NPS adjustments	3	1	(5)	11	10
Other adjustments	2	(11)	5	9	5
Effect on income (loss) from continuing operations before taxes	7	15	50	14	86
Taxes on income	(2)	(3)	(2)	(4)	(11)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income (loss) attributable to CSC common shareholders	$6	$26	$38	$5	$75

Out of period adjustments recorded during fiscal 2012 and fiscal 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$15,364	$56	$15,420
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	13,019	(27)	12,992
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	3	1,284
Selling, general and administrative (excludes restructuring costs)	1,128	2	1,130
Depreciation and amortization	1,147	(2)	1,145
Restructuring costs	140	(5)	135
Interest expense	175	(3)	172
Other (income) expense	(6)	2	(4)
Loss from continuing operations before taxes	(4,454)	86	(4,368)
Taxes on income	(84)	11	(73)
Loss from continuing operations	(4,370)	75	(4,295)
Income from discontinued operations, net of taxes	145	—	145
Net loss attributable to CSC common shareholders	(4,242)	75	(4,167)
EPS – Diluted
Continuing operations	$(28.31)	$0.48	$(27.83)
Discontinued operations	0.94		0.94
Total	$(27.37)	$0.48	$(26.89)

The out of period adjustments affecting loss from continuing operations before taxes during the twelve months ended March 30, 2012 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($66 million decrease);

•	Prepaid expenses and other current assets ($44 million increase);

•	Other assets ($6 million increase);

•	Property and equipment ($29 million decrease);

•	Accrued payroll and related costs ($2 million decrease);

•	Accrued expenses and other current liabilities ($46 million increase); and

•	Deferred revenue ($3 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2012 and fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012 and fiscal 2013.

Fiscal 2011 Adjustments Financial Impact Summary

As previously reported, during fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS. Further adjustments were identified and recorded in fiscal 2012 and 2013 related to fiscal 2011 that reduced the net error by $29 million and $22 million, respectively.

Nordic Region

As noted above, during fiscal 2011, the Company commenced an investigation into accounting irregularities in the Nordic region. Based upon the Company's investigation, review of underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the $92 million of pre-tax adjustments recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. These accounting irregularities included the inappropriate capitalization of operating costs, the misapplication of U.S. GAAP and miscellaneous errors.

The following table summarizes the cumulative effect on the fiscal 2011 net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, 2012 and 2013. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2011, but had no net impact on the full year fiscal 2011 results:

	Fiscal 2011
	Quarter Ended
(Amounts in millions)	July 2, 2010	October 1, 2010	December 31, 2010	April 1, 2011	Total
Operating costs inappropriately capitalized	$15	$38	$8	$6	$67
Misapplication of US GAAP	4	3	6	(1)	12
Miscellaneous errors	1	(1)	9	(2)	7
Total Nordic adjustments	20	40	23	3	86
Operating costs inappropriately capitalized	—	(1)	(1)	—	(2)
Misapplication of US GAAP	—	1	3	(1)	3
Miscellaneous errors	(4)	5	(2)	(3)	(4)
Total Australia adjustments	(4)	5	—	(4)	(3)
NHS adjustments	(10)	(2)	(5)	(5)	(22)
NPS adjustments	4	2	(10)	(7)	(11)
Other adjustments	(9)	(8)	(18)	(14)	(49)
Effect on income from continuing operations before taxes	1	37	(10)	(27)	1
Taxes on income	4	1	9	10	24
Other income tax adjustments	(1)	(13)	(6)	18	(2)
Effect on net income attributable to CSC common shareholders	$4	$25	$(7)	$1	$23

Out of period adjustments recorded during fiscal 2011, 2012 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended April 1, 2011 under the rollover method:

	Twelve Months Ended April 1, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$15,582	$1	$15,583
Costs of services (excludes depreciation and amortization)	12,578	(4)	12,574
Selling, general and administrative	949	1	950
Depreciation and amortization	1,068	3	1,071
Interest expense	167	—	167
Other (income) expense	(21)	—	(21)
Income from continuing operations before taxes	878	1	879
Taxes on income	202	(22)	180
Income from continuing operations	676	23	699
Income from discontinued operations, net of taxes	83	—	83
Net income attributable to CSC common shareholders	740	23	763
EPS – Diluted
Continuing operations	$4.20	$0.15	$4.35
Discontinued operations	0.53	—	0.53
Total	$4.73	$0.15	$4.88

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013, 2012, and 2011 is immaterial to the consolidated results, financial position and cash flows for fiscal 2011 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2011.

Contract with the U.K. National Health Service

Reference is hereby made to CSC's Form 10-Q for the quarters ended September 28, 2012 and December 28, 2012 for previously disclosed information concerning CSC's contract with the NHS relating to an integrated electronic patient records system. Historical background is also presented below.

Interim Agreement Contract Change Note

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN. The IACCN, and such letter agreement, forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement. CSC and the NHS are in the process of negotiating the revised project agreement.

Under the IACNN, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under the contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the IACCN, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.

Pursuant to the letter agreement signed on March 28, 2013, the parties agreed to modify a small number of financial terms of the IACCN and the NHS confirmed it would make a change compensation payment in accordance with the terms of the IACCN. The NHS paid the change compensation payment of £10 million ($15 million) net of value added tax to CSC on March 28, 2013 in full and final satisfaction of all costs and claims by CSC arising from changes to Lorenzo that CSC delivered up to a certain version of the product, in addition to a small number of other changes.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would have reduced the total contract value to approximately £2.1 billion or $3.2 billion (at the March 29, 2013 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim agreement between the parties. The letter of intent contemplated that under the interim agreement, the NHS would provide a commitment of a certain number of trusts to receive the Lorenzo software product, and the Lorenzo product was redefined into deployment units categorized as "Base Product" and "Additional Product" (in each case, as described below) for pricing purposes. The letter of intent also included a standstill agreement related to the Lorenzo product. While the parties originally intended to conclude a binding interim agreement by June 29, 2012, no agreement was reached by that date. On May 31, 2012, the standstill agreement was extended to August 31, 2012. On August 31, 2012, the parties entered into the IACCN. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACNN.

Principal Components of IACCN

The IACCN sets the terms relating to the delivery of the Lorenzo product and associated services as described below.

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the IACCN, the NHS is no longer subject to any trust volume commitment for the Lorenzo product (there were no changes in quantities for non-Lorenzo deployments), and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the IACCN, as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed or substantially completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to complete NHS assurance during 2013. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product modules, neither the NHS nor any trust is obligated to purchase or deploy any of those modules.

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.5 billion contract charge in that quarter, resulting in no material remaining net assets.

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the IACCN as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016.

The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash from operations	$1,119	$1,176	$1,564
Net cash provided by (used in) investing	456	(1,308)	(892)
Net cash used in from financing	(589)	(581)	(1,676)
Effect of exchange rate changes on cash and cash equivalents	(25)	(31)	57
Net increase (decrease) in cash and cash equivalents	961	(744)	(947)
Cash and cash equivalents at beginning of year	1,093	1,837	2,784
Cash and cash equivalents at end of year	$2,054	$1,093	$1,837

Operating Cash Flow

Net cash provided by operating activities for fiscal 2013 of $1,119 million decreased $57 million as compared to fiscal 2012. The decrease was primarily due to higher pension plan funding of $500 million, restructuring payments of $166 million, and non-recurrence of cash inflow of $277 million received in the third quarter of fiscal 2012 in connection with settlement of claims with the U.S. government. These decreases were partially offset by a year-over-year favorable impact of $450 million associated with the NHS contract as described below, lower payroll-related payments of $340 million reflecting lower headcount, and higher cash collections from customers.

The year-over-year favorable cash impact associated with the NHS contract in fiscal 2013 was due to the second quarter receipt of $185 million, $110 million in relation to the settlement agreement (see Note 18 to the Consolidated Financial Statements) and $75 million primarily related to the achievement of a milestone during the first quarter, and non-recurrence of the fiscal 2012 repayment to the NHS of $265 million.

For fiscal 2012, net cash from operating activities of $1,176 million decreased $388 million as compared to fiscal 2011. The decrease is primarily due to higher payroll and related costs primarily due to the fiscal 2012 acquisitions and repayment of NHS advance contract payments (see Note 18 to the Consolidated Financial Statements), partially offset by receipt of cash upon settlement of claims with the U.S. government (see Note 19 to the Consolidated Financial Statements) and reduced cash taxes.

Investing Cash Flow

Net cash provided by investing activities for fiscal 2013 of $456 million increased $1,764 million compared to fiscal 2012. The increase is primarily due to net proceeds of $1,108 million from the fiscal 2013 divestitures (see Note 3 to the Consolidated Financial Statements), less net cash used for purchase of property and equipment and software and payment of outsourcing costs of $324 million, and less cash used for acquisitions of $340 million.

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

Financing Cash Flow

Net cash used in financing activities in fiscal 2013 was $589 million, an increase of $8 million from fiscal 2012. The increase was primarily due to share repurchases of $283 million, higher payments to non-controlling interests of $12 million, and higher debt issuance costs of $8 million, partially offset by higher net proceeds from borrowings of $263 million and higher proceeds from stock options of $40 million. The higher net proceeds from borrowings comprised proceeds from the issuance of new long-term debt of $1,065 million, partially offset by net repayments on borrowings of $802 million.

Net cash used in financing activities in fiscal 2012 was $581 million, a decrease of $1,095 million from fiscal 2011. This decrease was primarily due to repayment of $1.5 billion related to a credit facility in the third quarter of fiscal 2011, partially offset by higher repayments on capital leases and other long-term debt.

Liquidity and Capital Resources

Cash and cash equivalents were $2,054 million at March 29, 2013 and $1,093 million at March 30, 2012. Of the total cash at March 29, 2013, $1,120 million was held outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. However, if these funds are needed for our U.S. operations, the Company can repatriate a substantial amount of cash to the U.S. through settlement of inter-company loans in a tax efficient manner. Should the Company determine to repatriate cash as dividends, it would be required to accrue and pay additional U.S. taxes. The cash held outside of the U.S. can be used to fund acquisitions, such as the fiscal 2012 acquisitions of iSOFT and AppLabs.

At the end of fiscal 2013, CSC’s ratio of debt to total capitalization was 46.4%, a decrease from 49.2% at the end of fiscal 2012. The decrease in the debt to total capitalization ratio was primarily the result of an increase in total equity associated with the fiscal 2013 net income of $979 million. The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year end 2013 and 2012:

Amount in millions	March 29, 2013	March 30, 2012
Debt	$2,732	$2,740
Equity	3,160	2,834
Total capitalization	$5,892	$5,574
Debt to total capitalization	46.4%	49.2%

At March 29, 2013, the Company had $234 million of short-term borrowings and current maturities of long-term debt, and $2,498 million of long-term debt. There were no borrowings outstanding against the Company's commercial paper program and no amounts were drawn under the Company's committed revolving credit facility (see Note 11 to the Consolidated Financial Statements).

During the second quarter of fiscal 2013, the Company raised $700 million from the issuance of $350 million 2.50% Senior Notes and of $350 million 4.45% Senior Notes, and drew down $250 million against its new term loan credit facility. In the third quarter, the proceeds from new borrowings, plus available cash, were used to fund the early redemption of

$700 million 5.50% term notes due March 2013 and of $300 million 5.00% term notes due February 2013. The early redemption of $1 billion of term notes resulted in a $19 million loss that was charged to interest expense.

The Company's committed revolving line of credit of $1.5 billion serves as liquidity support for the Company's commercial paper program. Both the revolving credit facility and the term loan credit facility require the Company to maintain certain financial covenants and the Company was in compliance with these requirements as of March 29, 2013.

During the fourth quarter, the Company raised $125 million through a structured finance arrangement by selling its interest in the security instruments of a consolidated subsidiary. In this negotiated arrangement, the Company sold its interest in a British pound note receivable and mandatorily redeemable preferred stock of a consolidated subsidiary to a financial institution. The Company's interest in the note receivable due 2018 and its interest in the 3.48% mandatorily redeemable preferred stock due 2023, were sold for total cash consideration of £41 million ($62 million as of March 29, 2013) and $63 million, respectively.

During fiscal 2013, the Company divested four non-core businesses and received net proceeds of $1,108 million. The Company used the proceeds from these divestitures to incrementally fund its U.S. and Canadian pension plan trusts by $500 million, repurchase common shares as described below, and fund its restructuring program. Although the divestitures will cause a reduction of future cash flows, any shortfalls are expected to be partially offset by the benefits to be realized from the Company's ongoing restructuring program.

On December 13, 2010, CSC's Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company's outstanding common stock (2011 Repurchase Program). The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC's Board of Directors has not established an end date for the 2011 Repurchase Program. During fiscal 2013, the Company repurchased 6.7 million shares of its common stock at an aggregate cost of $305 million in open market purchases, of which $283 million was paid in cash and the remainder accrued.

In fiscal 2013, the Company continued paying quarterly cash dividends to its common stockholders. During the year, cash dividends of $0.80 per share, or approximately $124 million, were paid out. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

Liquidity Risk

The Company’s total liquidity comprises cash and cash equivalents plus borrowing available under its credit facility. As of March 29, 2013, the Company’s total liquidity was approximately $3.6 billion, consisting of $2.1 billion of cash and the full $1.5 billion available under the 2015 credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and from available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt or equity with acceptable terms in the future.

As noted above, the Company holds $1,120 million of cash outside of the U.S. Should the Company repatriate any portion of this cash as dividends, it would be required to accrue and pay additional U.S. taxes.

The Company's exposure to operational liquidity is primarily from long-term contracts which require significant investment of cash flows from operating activities during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon the Company's performance as well as customer acceptance. Continued uncertainty in global economic conditions may also affect the Company's business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flows.

The three major rating agencies that rate the Company's debt took ratings actions during the first quarter of fiscal 2013. On May 17, 2012, Moody's lowered the Company's long-term credit rating from Baa1 with a negative watch to Baa2 with a stable outlook. Moody's confirmed its short-term rating at P-2. On May 22, 2012, S&P and Fitch lowered the credit rating to BBB with a negative outlook and a short-term rating of A-2 and F-3 respectively. Each of S&P and Fitch subsequently took rating actions during the fourth quarter of fiscal 2013, and raised the outlook assessment on the Company to “stable” without changing their underlying ratings, on March 5, 2013 and March 8, 2013, respectively.

The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB	Stable	F-3
Moody's	Baa2	Stable	P-2
S&P	BBB	Stable	A-2

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, our financial position, outcome of ongoing litigation as well as regulatory action, such as the SEC investigation, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs and access to capital markets.

Off Balance Sheet Arrangements

As of March 29, 2013, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 29, 2013:

(Amounts in millions)	Fiscal 2014	Fiscal 2015	Fiscal 2016 & thereafter	Total
Surety bonds	$29	$1	$—	$30
Letters of credit	58	1	33	92
Stand-by letters of credit	37	132	14	183
Total	$124	$134	$47	$305

The following table summarizes the Company’s future payments, excluding the effects of time value, on contractual obligations by period as of March 29, 2013:

(Amounts in millions)	1 year or less	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$52	$452	$1,258	$409	$2,171
Interest and preferred dividend payments (2) (3)	102	195	174	81	552
Capitalized lease liabilities	221	310	111	97	739
Operating leases	250	299	135	68	752
Minimum purchase obligations	478	293	14	—	785
Total	$1,103	$1,549	$1,692	$655	$4,999
(1) Includes scheduled principal payments and mandatory redemption of preferred stock of consolidated subsidiary. Excludes capitalized lease liabilities.
(2) Includes scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable cumulative preferred stock outstanding.
(3) Excludes the contingent dividends associated with the participation and variable appreciation premium features on the mandatorily redeemable preferred stock outstanding.

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

During fiscal 2014, the Company expects to make contributions of approximately $123 million to pension and $9 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2014 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2013, pension and other pension benefits contributions amounted to $754 million, an increase of $492 million from $262 million in fiscal 2012. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 12 to the Consolidated Financial Statements for further discussion.

Dividends

During fiscal 2013, quarterly dividends declared aggregated to $0.80 per share or $123 million. Of the total dividends declared, $30 million was declared but unpaid at March 29, 2013, and was paid on April 15, 2013.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements under “Summary of Significant Accounting Policies.” The preparation of Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the Consolidated Financial Statements.

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

Revenue recognition

The majority of our revenue is recognized based on objective criteria and does not require significant estimates that may change over time. However, some arrangements are subject to specific accounting guidance that may require significant estimates, including contracts subject to percentage-of-completion accounting, contracts that include multiple-element deliverables, and contracts subject to software accounting guidance.

Percentage-of-completion method

Certain software development projects, all long-term construction-type contracts, and certain contracts with the U.S. federal government require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 18% of the Company's revenues.

The percentage-of-completion method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. The Company follows this method because reasonably dependable estimates of the revenue and costs applicable to various elements of a contract can be made; however, some estimates are particularly difficult for activities involving state-of-the-art technologies such as system development projects. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor, the nature and complexity of the work to be performed, results of testing procedures, and progress toward completion. Management regularly reviews project profitability and the underlying estimates. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become evident.

Modifications to contract scope, schedule, and price may be required on contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. We periodically negotiate such contract modifications.

Multiple-element arrangements

Many of our contracts call for us to provide a range of services or elements to our customers, which may include any combination of services, products or both. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the total estimated revenue should be allocated among the elements and when to recognize revenue for each element. Allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on, as required, vendor specific objective evidence (VSOE), third party evidence (TPE) or management's best estimate of selling price (BESP) for the deliverables when VSOE or TPE are not available. VSOE is established for an element based on the price charged when the element is sold separately. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources to arrive at TPE such as published list prices, quoted market prices, and industry reports. We establish BESP consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology, and comparison of the margins to margins realized on recent contracts for similar products or services in that market. Once the total estimated revenue has been allocated to the various contract elements, revenue for each element is recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenue at contract inception often differ materially from actual revenue due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Software sales

If significant customization is required in the delivery of a proprietary software product, and VSOE is available to support accounting for the software as a separate unit of account, the software is determined to be delivered as the customization services are performed and revenue is recognized in accordance with the percentage-of-completion method described above. Thus, cost and profit estimates are required over the life of the project, and changes in such estimates can have a material effect on results. Additionally, the Company's ability to establish and maintain VSOE of fair value depends on sufficient transaction volumes and sufficient consistent separate pricing of the undelivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

Capitalization of software development costs

We capitalize certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

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

Assumptions related to purchase accounting and goodwill

We account for acquisitions using the acquisition method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgment in identifying acquired intangible assets, such as customer-related intangibles, as well as assessments of the fair value of acquired assets such as property and equipment. Liabilities acquired can include litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Purchase accounting assessments consider many factors which are analyzed by Company representatives in the legal, finance, human resources, information systems, program management and other areas, as appropriate. Additional information obtained during the allocation period related to the acquisition date fair value of acquired assets and liabilities may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to earnings.

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Goodwill and Other Intangible Assets.” A significant amount of judgment is involved in determining if an event representing an indicator of impairment has occurred between annual test dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in revenue or profitability growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not, then the subsequent two-step process is not required, although the Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform a step one analysis. If the Company determines that it is more likely than not, then it proceeds with the subsequent two-step goodwill impairment testing process. The first step is to compare each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss.  In this step, the reporting unit’s fair value is determined and is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

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

In order to assess the reasonableness of the calculated reporting unit fair values, the Company also compares the sum of the reporting units’ fair values to its market capitalization (per share stock price multiplied by shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization).  The Company evaluates the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, the Company will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when the price for CSC’s common stock is low, this reevaluation can result in lower estimated fair values of the reporting units.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, terminal growth rates, and capital expenditures, as well as discount rates. Estimates involve the assessment of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. In addition, judgments and assumptions are required for allocating shared assets and liabilities to determine the carrying values of each reporting unit. Although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and can vary from actual results.

Assumptions to determine retirement benefits costs and liabilities

We offer a number of pension and postretirement benefit and life insurance benefit plans. CSC utilizes actuarial methods required by ASC 715 "Compensation – Retirement Benefits" to account for pension and postretirement benefit plans, respectively. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined benefit pension and postretirement plans. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates. We consider current market conditions such as changes in interest rates, in determining discount rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions.

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and postretirement plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. Please see Note 12 to the Consolidated Financial Statements for more details. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2013 and 2012 pension plan valuations was 6.2% and 6.8%, respectively. Holding all other assumptions constant, a one-half percentage increase or decrease in each of the assumed rates of return on plan assets would have decreased the fiscal 2013 net periodic pension cost by approximately $24 million, or increased it by approximately $22 million, respectively.

An assumed discount rate is required to be used in each pension and postretirement plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2013 net periodic pension cost was 4.7% compared to 5.5% used for fiscal 2012. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the fiscal 2013 net periodic pension cost by approximately $10 million, or increased it by approximately $12 million, respectively. Some portion of the increase or decrease would be moderated by cost-reimbursable contracts.

The accounting guidance includes mechanisms that serve to limit the volatility in earnings which would otherwise result from recording changes in the value of plan assets and benefit obligations in the Consolidated Financial Statements in the periods in which such changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns may occur in any given year. Such differences contribute to the deferred actuarial gains or losses which are then amortized into earnings over time. During fiscal 2013, the actual return on assets exceeded the expected return on assets, producing an actuarial gain. Additionally, asset values increased due to the $500 million of discretionary employer contributions made to the U.S. and Canadian pension plans (see Note 12 to the Consolidated Financial Statements). However, partially offsetting this actuarial gain was an actuarial loss increasing the projected benefit obligation of the Company's pension plans primarily due to the decline in discount rates. As a result, pension assets as a percentage of projected benefit obligations increased during the fiscal year.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company utilizes fixed-rate long-term debt obligations, short-term commercial paper and other borrowings subject to market risk from changes in interest rates. Sensitivity analysis is one technique used to measure the impact of changes in interest rates on the value of market-risk sensitive financial instruments. For the year ended March 29, 2013, a hypothetical 10% movement in interest rates would not have had a material impact on the Company’s consolidated results of operations or financial condition.

Foreign Currency

As a large global organization, the Company faces exposure to adverse movements in foreign currency exchange rates. In the ordinary course of business, the Company enters into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. The Company generally manages these contracts by incurring costs in the same currency in which revenue is received, and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, the Company is able to mitigate a portion of the foreign currency risk to earnings. However, as the Company has increased its use of offshore support in recent years, it has become more exposed to currency fluctuations.

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

During fiscal 2013, approximately 38% of the Company’s revenue was generated outside of the U.S. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings. For the year ended March 29, 2013, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would have impacted revenue by approximately 4%, or $571 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4%, or $571 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $27 million for the year ended March 29, 2013. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

As of March 29, 2013, the Company had approximately $1,120 million of cash and cash equivalents outside of the U.S. The Company had no borrowings outstanding under committed lines of credit with foreign banks as of March 29, 2013, compared with $43 million outstanding as of March 30, 2012.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of March 29, 2013 and March 30, 2012	60
Consolidated Statements of Operations for the Twelve Months Ended March 29, 2013, March 30, 2012, and April 1, 2011	62
Consolidated Statements of Comprehensive Income (Loss) for the Twelve Months Ended March 29, 2013, March 30, 2012, and April 1, 2011	63
Consolidated Statements of Cash Flows for the Twelve Months Ended March 29, 2013, March 30, 2012, and April 1, 2011	64
Consolidated Statements of Changes in Equity for the Twelve Months Ended March 29, 2013, March 30, 2012, and April 1, 2011	65

Notes to Consolidated Financial Statements
Note 1–Summary of Significant Accounting Policies	66
Note 2–Investigations and Out of Period Adjustments	76
Note 3–Divestitures	84
Note 4–Acquisitions	86
Note 5–Receivables	89
Note 6–Fair Value	89
Note 7–Foreign Currency Derivative Instruments	91
Note 8–Intangible Assets	92
Note 9–Goodwill	93
Note 10–Income Taxes	96
Note 11–Debt	101
Note 12–Pension and Other Benefit Plans	104
Note 13–Stockholders' Equity	117
Note 14–Stock Incentive Plans	118
Note 15–Other (Income) Expense, Net	121
Note 16–Segment and Geographic Information	122
Note 17-Restructuring Costs	125
Note 18-Contract with the U.K. National Health Service	127
Note 19-Settlement of Claims with U.S. Government	130
Note 20–Commitments and Contingencies	131
Note 21–Subsequent Events	135

Selected Quarterly Financial Data (Unaudited)	136

Schedule

Schedule II, Valuation and Qualifying Accounts for the years ended March 29, 2013, March 30, 2012, and April 1, 2011	138

Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of March 29, 2013 and March 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three fiscal years in the period ended March 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of March 29, 2013 and March 30, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 29, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 15, 2013

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	March 29, 2013	March 30, 2012

Current assets:
Cash and cash equivalents	$2,054	$1,093
Receivables, net of allowance for doubtful accounts of $48 (2013) and $51 (2012)	3,199	3,257
Prepaid expenses and other current assets	420	533
Total current assets	5,673	4,883
Intangible and other assets:
Software, net of accumulated amortization of $1,523 (2013) and $1,481 (2012)	611	649
Outsourcing contract costs, net of accumulated amortization of $968 (2013) and $1,240 (2012)	505	562
Goodwill	1,516	1,752
Other assets	762	902
Total intangible and other assets	3,394	3,865
Property and equipment—at cost:
Land, buildings and leasehold improvements	1,228	1,267
Computers and related equipment	3,989	4,357
Furniture and other equipment	392	464
Construction in progress	42	56
	5,651	6,144
Less: accumulated depreciation and amortization	3,467	3,703
Property and equipment, net	2,184	2,441
Total Assets	$11,251	$11,189

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in millions, except shares)	March 29, 2013	March 30, 2012

Current liabilities:
Short-term debt and current maturities of long-term debt	$234	$1,254
Accounts payable	373	478
Accrued payroll and related costs	653	789
Accrued expenses and other current liabilities	1,425	1,339
Deferred revenue and advance contract payments	630	619
Income taxes payable and deferred income taxes	34	57
Total current liabilities	3,349	4,536

Long-term debt, net of current maturities	2,498	1,486
Income tax liabilities and deferred income taxes	501	357
Other long-term liabilities	1,743	1,976
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 158,984,279 (2013) and 163,719,508 (2012)	159	164
Additional paid-in capital	2,167	2,168
Earnings retained for use in business	2,564	1,930
Accumulated other comprehensive loss	(1,354)	(1,093)
Less: common stock in treasury, at cost, 8,819,517 (2013) and 8,518,540 (2012)	(401)	(390)
Total CSC stockholders’ equity	3,135	2,779
Noncontrolling interest in subsidiaries	25	55
Total Equity	3,160	2,834
Total Liabilities and Equity	$11,251	$11,189

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	March 29, 2013	March 30, 2012	April 1, 2011

Revenues	$14,993	$15,364	$15,582

Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $238 (2013) and $137 (2012))	11,851	13,019	12,578
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	—	1,281	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	—	227	—
Selling, general and administrative (excludes restructuring costs of $26 (2013) and $3 (2012))	1,195	1,128	949
Depreciation and amortization	1,076	1,147	1,068
Goodwill impairment	—	2,745	—
Restructuring costs	264	140	—
Interest expense	183	175	167
Interest income	(22)	(38)	(37)
Other income, net	(34)	(6)	(21)
Total costs and expenses	14,513	19,818	14,704

Income (loss) from continuing operations before taxes	480	(4,454)	878
Taxes on income	(35)	(84)	202
Income (loss) from continuing operations	515	(4,370)	676
Income from discontinued operations, net of taxes	464	145	83
Net income (loss)	979	(4,225)	759
Less: Net income attributable to noncontrolling interest, net of tax	18	17	19
Net income (loss) attributable to CSC common stockholders	$961	$(4,242)	$740

Earnings (loss) per common share:
Basic:
Continuing operations	$3.22	$(28.31)	$4.25
Discontinued operations	3.00	0.94	0.54
	$6.22	$(27.37)	$4.79
Diluted:
Continuing operations	$3.20	$(28.31)	$4.20
Discontinued operations	2.98	0.94	0.53
	$6.18	$(27.37)	$4.73

Cash dividend per common share	$0.80	$0.80	$0.70

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011

Net income (loss)	$979	$(4,225)	$759

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $12, $1 and $3 in fiscal 2013, 2012 and 2011	(83)	(124)	261
Pension and other postretirement benefit plans, net of tax:
Net actuarial (loss) / gain, net of tax benefit (expense) of $38, $150 and $(1) in fiscal 2013, 2012 and 2011	(260)	(323)	35
Prior service (cost) /credit, net of tax (expense) benefit of $(8), $6 and $(19) in fiscal 2013, 2012 and 2011	19	(4)	31
Amortization of transition obligation, net of tax benefit (expense) of $0, $0 and $(2) in fiscal 2013, 2012 and 2011	1	2	2
Amortization of prior service (credit) / cost, net of tax benefit (expense) of $0, $1 and $(1) in fiscal 2013, 2012 and 2011	(1)	(2)	2
Amortization of net actuarial loss, net of tax (expense) of $(25), $(20) and $(19) in fiscal 2013, 2012 and 2011	58	45	38
Foreign currency exchange rate changes, net of tax (expense) benefit of $(8), $(1) and $1 in fiscal 2013, 2012 and 2011	(14)	3	(7)
Pension and other postretirement benefit plans, net of tax	(197)	(279)	101
Other comprehensive (loss) income, net of tax	(280)	(403)	362

Comprehensive income (loss)	699	(4,628)	1,121
Less: comprehensive (loss) income attributable to noncontrolling interest	(1)	17	19
Comprehensive income (loss) attributable to CSC common stockholders	$700	$(4,645)	$1,102

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income (loss)	$979	$(4,225)	$759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,134	1,212	1,140
Goodwill impairment	—	2,745	—
Specified contract charge	—	1,485	—
Settlement charge	—	269	—
Stock based compensation	49	36	56
Deferred taxes	101	(117)	101
(Gain) loss on dispositions	(797)	30	(74)
Provision for losses on accounts receivable	18	18	7
Excess tax benefit from stock based compensation	(3)	(2)	(6)
Unrealized foreign currency exchange gain	(37)	(8)	(9)
Impairment losses and contract write-offs	9	156	23
Cash surrender value in excess of premiums paid	(10)	(7)	(6)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	55	232	170
Decrease (increase) in prepaid expenses and other current assets	22	(210)	(116)
Decrease in accounts payable and accrued expenses	(690)	(67)	(234)
Increase (Decrease) in income taxes payable and income tax liability	50	(136)	(45)
Increase (Decrease) in advances contract payments and deferred revenue	270	(247)	(204)
Other operating activities, net	(31)	12	2
Net cash provided by operating activities	1,119	1,176	1,564

Cash flows from investing activities:
Purchases of property and equipment	(395)	(569)	(663)
Outsourcing contracts	(115)	(179)	(138)
Acquisitions, net of cash acquired	(34)	(374)	(158)
Business dispositions	1,108	2	119
Software purchased and developed	(162)	(227)	(164)
Proceeds from sale of property and equipment	32	11	105
Other investing activities, net	22	28	7
Net cash provided by (used in) investing activities	456	(1,308)	(892)

Cash flows from financing activities:
Borrowings under lines of credit	128	140	105
Repayment of borrowings under lines of credit	(169)	(120)	(1,599)
Borrowing on long-term debt	1,077	—	—
Principal payments on long-term debt	(1,238)	(485)	(92)
Proceeds from stock options and other common stock transactions	55	15	73
Excess tax benefit from stock based compensation	3	2	6
Repurchase of common stock and acquisition of treasury stock	(283)	—	(65)
Dividend payments	(124)	(124)	(77)
Other financing activities, net	(38)	(9)	(27)
Net cash used in financing activities	(589)	(581)	(1,676)
Effect of exchange rate changes on cash and cash equivalents	(25)	(31)	57
Net increase (decrease) in cash and cash equivalents	961	(744)	(947)
Cash and cash equivalents at beginning of year	1,093	1,837	2,784
Cash and cash equivalents at end of year	$2,054	$1,093	$1,837
(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 2, 2010	162,234	$162	$2,006	$5,709	$(1,052)	$(379)	$6,446	$62	$6,508
Net income				740			740	19	759
Other comprehensive income					362		362		362
Stock based compensation expense			56				56		56
Acquisition of treasury stock						(6)	(6)		(6)
Repurchase of common stock	(1,353)	(1)	(19)	(45)			(65)		(65)
Stock option exercises and other common stock transactions	1,992	2	77				79		79
Cash dividends declared				(108)			(108)		(108)
Noncontrolling interest distributions and other							—	(25)	(25)
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Net (loss) income				(4,242)			(4,242)	17	(4,225)
Other comprehensive loss					(403)		(403)		(403)
Stock based compensation expense			36				36		36
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	847	1	12				13		13
Cash dividends declared				(124)			(124)		(124)
Noncontrolling interest distributions and other								(18)	(18)
Balance at March 30, 2012	163,720	$164	$2,168	1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				961			961	18	979
Other comprehensive loss					(261)		(261)	(19)	(280)
Stock-based compensation expense			48				48		48
Acquisition of treasury stock						(11)	(11)		(11)
Repurchase of common stock	(6,708)	(7)	(94)	(204)			(305)		(305)
Stock option exercises and other common stock transactions	1,972	2	45				47		47
Cash dividends declared				(123)			(123)		(123)
Noncontrolling interest distributions and other							—	(29)	(29)
Balance at March 29, 2013	158,984	$159	$2,167	$2,564	$(1,354)	$(401)	$3,135	$25	$3,160

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and notes are those of Computer Sciences Corporation, its subsidiaries, and those business entities in which the Company maintains a controlling interest, hereafter collectively referred to as “CSC” or “the Company.” Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and related notes, for the fiscal years ended March 30, 2012 and April 1, 2011 have been recast from those presented in previously filed Forms 10-K and Form S-3 to reflect discontinued operations of three businesses sold in fiscal 2013 (see Note 3).

The Consolidated Balance Sheet for the year ended March 30, 2012 has not been recast to reflect the assets and liabilities divested as a result of sale of the three businesses. The Consolidated Statements of Cash Flows for all the fiscal years presented include both continuing and the discontinued operations.

For classification of certain assets and liabilities of our U.S. federal government contracts as current or long-term, we use the duration of the related contract as our operating cycle, which is generally longer than one year.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Amounts subject to significant judgment and estimates include, but are not limited to, contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, intangible assets, certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, valuation allowances on deferred tax assets, loss accruals for litigation, pension related liabilities, inputs used for computing stock-based compensation and the fair value of derivative instruments.

The Company's income (loss) from continuing operations, before taxes and noncontrolling interests, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the fiscal years presented:

	Twelve Months Ended
(Amounts in millions), except per share data	March 29, 2013	March 30, 2012	April 1, 2011
Gross favorable	$143	$58	$53
Gross unfavorable (1)	(122)	(289)	(130)
Total net adjustments, before taxes and noncontrolling interests (2)	$21	$(231)	$(77)

Impact on diluted EPS from continuing operations	$(0.10)	$(1.30)	$(0.42)

(1) Fiscal 2012 does not include the contract charge related to the Company’s contract with the NHS of $1,485 million (see Note 18).

(2)	Quarterly changes in estimated profitability on the same fixed price contract are disclosed gross as either favorable or unfavorable.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company's primary service offerings are information technology (IT) outsourcing, and both IT and other professional services. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price. Revenue under such contracts is recognized based upon the levels of services delivered in the periods in which they are provided. Upfront fees for the contract set-up activities are deferred and recognized ratably over the period of performance. Costs are expensed as incurred except for direct and incremental set-up costs that are capitalized and amortized over the life of the agreement (see Outsourcing Contract Costs below). See the section below regarding software transactions that include multiple elements.

The Company provides these services under time and materials, cost-reimbursable, unit-price and fixed-price contracts, the revenue for which is recognized in the following manner:

Time and materials contracts - Revenue is recorded at agreed-upon billing rates at the time services are provided.

Cost-reimbursable contracts - Revenue is recorded at the time costs are incurred and associated fees are recognized when probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience.

Unit-price contracts - Revenue is recognized on unit-price contracts based on unit metrics multiplied by the agreed upon contract unit price or when services are delivered.

Fixed-price contracts - For certain fixed-price contracts, revenue is recognized under the percentage-of-completion method as described below; these include certain software development projects, all long-term construction-type contracts, and certain fixed-price arrangements with the U.S. federal government. For other fixed-price contracts, revenue is recognized based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. If output or input measures are not available or cannot be reasonably estimated, revenues are recognized ratably over the contract term.

Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when available. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 17.9% of the Company's revenues for fiscal 2013. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

Multiple-element software sales - For multiple-element arrangements that involve the sale of CSC proprietary software, post contract customer support, and other software-related services, vendor-specific objective evidence (VSOE) of fair value is required to allocate and recognize revenue for each element. VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements but not a delivered element (typically the software license element), the residual method is used to allocate revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element. If significant customization is required, and VSOE is available to support accounting for the software as a separate unit of account, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. In situations where VSOE of fair value does not exist for all of the undelivered software-related elements, revenue is deferred until only one undelivered element remains and then recognized following the pattern of delivery of the final undelivered element.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 15 years
Leasehold improvements	Shorter of lease term or useful life

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

The cost of property and equipment, less applicable residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation expense for fiscal years 2013, 2012, and 2011 was $715 million, $759 million, and $688 million, respectively.

Software and outsourcing contract costs are amortized using predominately the straight-line method. Acquired contract related and customer related intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premiums are amounts paid to customers in excess of the fair market value of assets acquired. Fixed assets acquired in connection with outsourcing transactions are capitalized at fair value and depreciated consistent with the fixed asset policies described above. Premiums paid are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of outsourcing contract cost premiums is accounted for as a reduction in revenue. The second principal category of capitalized outsourcing costs is transition/set-up costs. Such costs are primarily associated with the installation of systems and processes and are amortized over the contract life.

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

Stock-Based Compensation

The Company provides different forms of stock-based compensation to its employees and nonemployee directors. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures. The Company recognized stock-based compensation expense for fiscal 2013, fiscal 2012, and fiscal 2011 as follows:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Cost of services	$22	$15	$12
Selling, general and administrative	27	21	44
Total	$49	$36	$56
Total, net of tax	$31	$23	$35

The Company’s overall stock-based compensation granting practice has not changed year-over-year, except that with fiscal 2012's long-term incentive program, service-based restricted stock units (RSUs) and performance-based RSUs represent a larger portion of total stock-based compensation awards than in the past.

The increase in fiscal 2013 stock-based compensation expense was primarily due to performance-based RSUs granted in fiscal 2013 that increased the expense by $15 million. This increase was partially offset by a $3 million reduction of expense as a result of adjustments for expected achievement of the specified performance criteria for performance-based RSUs granted in previous fiscal years. Fiscal 2012 stock-based compensation expense included a $12 million reduction to expense for expected achievement of the specified performance criteria for performance-based RSUs granted in previous fiscal years. There were no such adjustments in fiscal 2011.

The Company periodically evaluates its significant assumptions used in the fair value calculation. Beginning in fiscal 2011, the Company modified certain underlying assumptions in the fair value calculations, which did not have a material impact on the fair value calculations, as described below.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of when vested and unexercised option shares will be exercised. The Company uses separate assumptions for the expected term of options granted based on two separate job tier classifications which had distinct historical exercise behavior. This resulted in separate fair value calculations by job tier. The risk-free interest rate is based on the zero coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options. In determining the overall risk-free interest rate for fiscal 2013, a range of interest rates from 0.82% to 1.44% was applied depending on the expected life of the grant. The Company continued to base expected volatility on a blended approach using an equal weighting of implied volatility and historical volatility. However, beginning with the first quarter of fiscal 2011, the historical volatility calculation was based on the Company’s six-year and seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected terms of the stock options. The range of volatility used for fiscal 2013 was 32% to 38%. The dividend yield assumption was added concurrent with the introduction of a cash dividend in fiscal 2011 and is based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

The weighted average grant date fair values of stock options granted during fiscal 2013, fiscal 2012, and fiscal 2011 were $7.37, $10.17, and $12.95 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2013	2012	2011
Risk-free interest rate	1.15%	1.80%	2.37%
Expected volatility	36%	31%	28%
Expected term (in years)	6.59	6.11	5.85
Dividend yield	2.86%	1.79%	1.17%

During fiscal 2013, fiscal 2012, and fiscal 2011, the Company's actual tax benefit realized for tax deductions from exercising stock options was of $9 million, $7 million, and $11 million, respectively, and an excess tax benefit of $3 million, $2 million, and $6 million, respectively, related to all of its stock incentive plans.

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

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, of if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the disposal of a significant component of a reporting unit; and the testing for recoverability of a significant asset group within a reporting unit.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not, then the subsequent two-step process is not required, although the Company has the option to bypass this initial qualitative assessment and proceed directly to step one of the two-step process. If the Company determines that it is more likely than not, then it proceeds with the subsequent two-step goodwill impairment testing process. The first step is to compare each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded in operations for the difference.

The Company estimates the fair value of each reporting unit using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to the reporting unit. If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the Company reevaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are driven by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

In order to assess the reasonableness of the calculated reporting unit fair values, the Company also compares the sum of all of its reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the reasonableness of the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, the Company reevaluates its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when CSC’s stock price is low, this reevaluation can result in lower estimated fair values of the reporting units.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill, which are recognized at fair value to the extent that they are deemed to be impaired or are classified as long-lived assets held to be disposed of by sale. The fair value in these instances is determined using Level 3 inputs.

Receivables

Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, completion of U.S. federal government audit activities audit activities, negotiation of contract modification, and claims.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis and any specific known collectability issues. Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses. Adjustments to unbilled amounts under contracts in progress related to credit quality, should they occur, would be recorded as a reduction of revenue.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, an expense is recorded in the amount, if any, required to reduce the carrying amount to fair value. Fair value is determined based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of time deposits, money market funds and money market deposit accounts with a number of institutions that have high credit ratings.

Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Interest	$186	$177	$173
Taxes on income, net of refunds	214	139	219

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Capital expenditures in accounts payable and accrued expenses	$32	$47	$122
Capital expenditures through capital lease obligations	181	270	289
Assets acquired under long-term financing	26	32	115

Non-cash financing activities include common stock dividends of $30 million which are declared but not yet paid as of March 29, 2013.

Foreign Currency

The Company has determined that, generally, the local currency of its foreign affiliates is their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using year-end exchange rates, income and expense accounts are translated at the average rates in effect during the year, and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the Statement of Other Comprehensive Income and recorded as part of accumulated other comprehensive income (AOCI). The amount of currency translation adjustment included in AOCI, for the years ended March 29, 2013, March 30, 2012 and April 1, 2011, was $(83) million (net of taxes of $12 million), $(124) million (net of taxes of $1 million) and $261 million (net of taxes of $3 million), respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(Amounts in millions, except per-share data)	March 29, 2013	March 30, 2012	April 1, 2011

Net income (loss) attributable to CSC common shareholders:
From continuing operations	$497	$(4,387)	$657
From discontinued operations	464	145	83
	$961	$(4,242)	$740
Common share information:
Weighted average common shares outstanding for basic EPS	$154.590	$155.012	$154.488
Dilutive effect of stock options and equity awards	0.967	—	2.117
Shares for diluted earnings (loss) per share	$155.557	$155.012	$156.605

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$3.22	$(28.31)	$4.25
Discontinued operations	3.00	0.94	0.54
Total	$6.22	$(27.37)	$4.79

Diluted EPS:
Continuing operations	$3.20	$(28.31)	$4.20
Discontinued operations	2.98	0.94	0.53
Total	$6.18	$(27.37)	$4.73

The computation of diluted EPS does not include stock options which are antidilutive, as their exercise price exceeded the average market price of the Company’s common stock. The number of shares related to such stock options were 14,755,024, 17,592,316, and 9,431,834, for the years ended March 29, 2013, March 30, 2012, and April 1, 2011, respectively. In addition, the computation of diluted EPS for the year ended March 30, 2012, excluded options to purchase 442,228 shares of common stock and 1,064,959 RSUs whose effect, if included, would have been anti-dilutive due to the Company’s net loss.

New Accounting Standards

During fiscal year 2013, the Company adopted the following recent Accounting Standard Updates (ASUs):

On June 16, 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 "Comprehensive Income" and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company adopted the amendments in this update effective at the beginning of fiscal 2013 using the two-statement approach.

On September 15, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which revises guidance on testing goodwill for impairment. The amendments in the ASU allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing the two-step impairment is unnecessary. However, if the entity concludes that fair value is more likely than not less than carrying value, then it is required to perform the first step of the two-step impairment test and calculate the fair value of the reporting unit to compare with the carrying value of the reporting unit as described in ASC 350-20-35-4. The entity may bypass the initial qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The entity may resume performing the qualitative assessment in any subsequent period. The Company adopted the amendments in the update effective at the beginning of fiscal 2013 on a prospective basis, and they did not have a material effect on CSC's Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

On December 16, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which was subsequently amended on January 31, 2013 when the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. Together these Updates provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in these updates become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the amendments of these updates is not expected to have a material effect on CSC's Consolidated Financial Statements.

On February 6, 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The amendments are effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating the impact of the adoption of these amendments.

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CSC will be required to adopt the amendments in this ASU beginning in fiscal 2015. We are currently evaluating the impact that the adoption may have on CSC's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” which resolves the diversity in practice about whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CSC will be required to adopt the amendments in this ASU beginning in fiscal 2015. The adoption of the amendments of these updates is not expected to have a material effect on CSC's Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage-of-completion accounting method, including the Company’s contract with the U.K. National Health Service (NHS). In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to the materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on the Company's

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with these matters.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2013, 2012 and 2011 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2011 Adjustments	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Total Adjustments
Fiscal 2013	$—	$—	$6	$6
Fiscal 2012	—	79	7	86
Fiscal 2011	52	(29)	(22)	1
Fiscal 2010	(48)	(9)	14	(43)
Prior fiscal years (unaudited)	(4)	(41)	(4)	(49)

See Note 16 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2013, 2012 and 2011.

Fiscal 2013 Adjustments Financial Impact Summary

During fiscal 2013, the Company identified and recorded net adjustments decreasing income from continuing operations before taxes by $6 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2013 is comprised of the following:

•
net adjustments decreasing fourth quarter pre-tax income by $9 million resulting primarily from the correction of inappropriately capitalized operating costs originating from MSS, a software revenue recognition correction originating from the Company's Business Solutions and Services (BSS) segment and the correction of understated payroll and related expenses at Corporate;

•
net adjustments decreasing third quarter pre-tax income by $1 million primarily resulting from the correction of useful lives of property and equipment in service at a BSS contract that were inconsistent with established CSC accounting conventions;

•
net adjustments increasing second quarter pre-tax income by $5 million primarily resulting from the correction of accounting errors identified by the Company related to costs incurred under the NHS contract (see below for more discussion of out of period adjustments related to the Company's NHS contract); and

•
net adjustments decreasing first quarter pre-tax income by $1 million primarily resulting from the corrections of fiscal 2012 revenue recognized on a software contract in the Company's BSS segment, corrections of fiscal 2012 restructuring cost accruals originating primarily from the Company's BSS and MSS segments and corrections to record adjustments originating primarily from the Company's North American Public Sector (NPS) and MSS segments that were identified late in the close process but not included in the Company's consolidated fiscal 2012 financial statements

Adjustments recorded during fiscal 2013 that should have been recorded in prior fiscal years increased income from continuing operations by $7 million. This increase is attributable to the tax effect of the adjustments described above and $5 million of discrete tax benefits that should have been recorded in prior fiscal years. The discrete tax benefits are primarily attributable to the adjustment of the deferred tax liability related to intellectual property assets.

NHS

As previously disclosed in fiscal 2012 and in the first quarter of fiscal 2013, the Company had identified certain additional items related to the investigation of the Company's use of the percentage-of-completion accounting method used on the NHS contract. During the second quarter of fiscal 2013, based on its analysis of these items, the Company recorded net

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credits of $9 million in pre-tax out of period adjustments impacting prior fiscal years. During the third quarter of fiscal 2013, the Company identified additional prior period errors. Such errors identified in the third quarter, which were self-correcting in the third quarter of fiscal 2012, have no impact on income from continuing operations before taxes for fiscal 2013. The accounting errors identified during fiscal 2013 are primarily related to either costs incurred under the contract or the estimation of contract revenues and costs at completion, which resulted in the overstatement of income from continuing operations before taxes. The Company has concluded that there is no cumulative impact of this overstatement as a result of the $1.5 billion specified contract charge recorded as of December 30, 2011 being overstated by the same amount.

The Company has concluded that the errors identified during fiscal 2013 do not appear to have any impact on amounts charged to the NHS. Based on information provided by independent counsel, the Company believes that a small portion of such adjustments should be characterized as intentional accounting irregularities. The impact on income (loss) from continuing operations before taxes of the out of period adjustments identified in fiscal 2013 related to the Company's NHS contract is attributable to the following prior fiscal years:

Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments
Fiscal 2013	$(9)
Fiscal 2012	10
Fiscal 2011	(15)
Fiscal 2010	18
Prior fiscal years (unaudited)	(4)

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2013, but had no net impact on the full year fiscal 2013 results:

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
NHS adjustments	$—	$(9)	$—	$—	$(9)
Other adjustments	3	12	4	(4)	15
Effect on income from continuing operations before taxes	3	3	4	(4)	6
Taxes on income	(2)	(1)	(4)	(1)	(8)
Other income tax adjustments	(2)	—	(2)	(1)	(5)
Effect on income from discontinued operations, net of taxes	—	—	(28)	28	—
Effect on net income attributable to CSC common shareholders	$(1)	$2	$(30)	$22	$(7)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of period adjustments recorded in fiscal 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,993	14	$15,007
Costs of services (excludes depreciation and amortization and restructuring costs)	11,851	6	11,857
Selling, general and administrative (excluding restructuring costs)	1,195	(1)	1,194
Depreciation and amortization	1,076	(2)	1,074
Restructuring costs	264	5	269
Interest expense	183	—	183
Other (income) expense	(34)	—	(34)
Income from continuing operations before taxes	480	6	486
Taxes on income	(35)	13	(22)
Income from continuing operations	515	(7)	508
Income from discontinued operations, net of taxes	464	—	464
Net income attributable to CSC common shareholders	961	(7)	954
EPS – Diluted
Continuing operations	$3.20	$(0.04)	$3.16
Discontinued operations	2.98	—	2.98
Total	$6.18	$(0.04)	$6.14

The out of period adjustments affecting income from continuing operations before taxes during the twelve months ended March 29, 2013 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($15 million increase);

•	Outsourcing contract costs ($1 million decrease);

•	Other assets ($6 million decrease);

•	Property and equipment ($5 million decrease);

•	Accrued payroll and related costs ($9 million increase);

•	Accrued expenses and other current liabilities ($12 million decrease); and

•	Deferred revenue ($13 million increase).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Fiscal 2012 Adjustments Financial Impact Summary

As previously disclosed, during fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments increased the loss from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's BSS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s MSS and BSS segments, with $37 million and $26 million of adjustments within MSS and BSS, respectively. Further adjustments were identified and recorded in fiscal 2013 related to fiscal 2012 that increased the net error by $7 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nordic Region

The Company attributes the $13 million in pre-tax adjustments recorded in the Nordic region in fiscal 2012 to miscellaneous errors and not to any accounting irregularities or intentional misconduct other than a $1 million operating lease adjustment noted in the first quarter of fiscal 2012 which was a refinement of an error previously corrected and reported in fiscal 2011.

Australia

As previously disclosed, in the course of the Australia investigation initiated in fiscal 2012, accounting errors and irregularities were identified. As a result, certain personnel in Australia have been reprimanded, terminated and/or resigned. The Company attributes the $23 million of pre-tax adjustments recorded in fiscal 2012 to either intentional accounting irregularities (intentional irregularities) or other accounting errors (Other Errors). Other Errors include both unintentional errors and errors for which the categorization is unclear. The categorizations were provided to the Company through the independent investigation. The impact of the adjustments on income (loss) from continuing operations before taxes is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2008 & Prior (unaudited)	Fiscal 2009 (unaudited)	Fiscal 2010	Fiscal 2011	Total
Intentional irregularities	$10	$(7)	$(4)	$1	$—
Other Errors	(7)	(16)	3	(3)	(23)
	$3	$(23)	$(1)	$(2)	$(23)

NHS

As previously disclosed, in fiscal 2012, $25 million of out of period adjustments reducing income from continuing operations related to the Company's NHS contract were identified and recorded. During the course of the investigation in fiscal 2012 of the percentage-of-completion accounting method used on the Company's NHS contract, certain accounting errors were identified related to costs incurred under the contract, which resulted in errors in the recognition of income from continuing operations that would have reduced by approximately $24 million the $1.5 billion write-off recorded by the Company in the third quarter of fiscal 2012. Although the Company has concluded that these errors do not appear to have any impact on amounts charged to the NHS, the errors have impacted the operating income recognized on the NHS contract. The exclusion of certain costs incurred under the contract caused the estimated margin at completion, which determines the operating income that is booked when revenue milestones are achieved, to be overstated. Although the Company has concluded that there is no cumulative impact as a result of the $1.5 billion charge relating to the NHS contract recorded as of December 30, 2011, operating income from fiscal year 2007 through and including fiscal 2011 has been overstated by a total of approximately $24 million and, therefore, the charge taken by the Company as of December 30, 2011 was overstated by approximately the same amount.

Certain additional items had been identified related to the NHS contract that could have had an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. These additional items were subject to further investigation and therefore were not recorded in fiscal 2012. See our discussion of fiscal 2013 adjustments above for further information regarding the impact of such items.

Certain CSC finance employees based in the U. K. were aware prior to fiscal 2012 of the aforementioned errors, but those employees failed to appropriately correct the errors. Therefore, the Company has classified these errors as intentional. Such categorization was provided to the Company through the independent investigation. As a result, certain personnel have been suspended.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact on income (loss) from continuing operations before taxes of the $25 million of out of period adjustments identified in fiscal 2012 related to the Company's NHS contract is attributable to the following prior fiscal years:

Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments
Fiscal 2012	$25
Fiscal 2011	(7)
Fiscal 2010	(4)
Prior fiscal years (unaudited)	(14)

NPS

As previously reported, in fiscal 2012 the Company identified and recorded pre-tax adjustments reducing income from continuing operations before taxes by $16 million. Such adjustments were identified by the Company and were primarily related to the percentage-of-completion accounting adjustments.

Americas Outsourcing

As previously disclosed, in the course of the independent investigation of Americas Outsourcing accounting practices, accounting conventions used by Americas Outsourcing relating to intraperiod cost allocations were determined to be unintentional accounting errors. The errors did not have an impact on a fiscal year basis. The Company also determined that other operating units employed similar practices and made necessary corrections.

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2012 and fiscal 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2012, but had no net impact on the full year fiscal 2012 results:

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(1)	3
Total Australia adjustments	—	21	2	—	23
NHS adjustments	(2)	(2)	46	(7)	35
NPS adjustments	3	1	(5)	11	10
Other adjustments	2	(11)	5	9	5
Effect on income (loss) from continuing operations before taxes	7	15	50	14	86
Taxes on income	(2)	(3)	(2)	(4)	(11)
Other income tax adjustments	1	14	(10)	(5)	—
Effect on net income (loss) attributable to CSC common shareholders	$6	$26	$38	$5	$75

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of period adjustments recorded during fiscal 2012 and fiscal 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$15,364	$56	$15,420
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	13,019	(27)	12,992
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	1,281	3	1,284
Selling, general and administrative (excludes restructuring costs)	1,128	2	1,130
Depreciation and amortization	1,147	(2)	1,145
Restructuring costs	140	(5)	135
Interest expense	175	(3)	172
Other (income) expense	(6)	2	(4)
Loss from continuing operations before taxes	(4,454)	86	(4,368)
Taxes on income	(84)	11	(73)
Loss from continuing operations	(4,370)	75	(4,295)
Income from discontinued operations, net of taxes	145	—	145
Net loss attributable to CSC common shareholders	(4,242)	75	(4,167)
EPS – Diluted
Continuing operations	$(28.31)	$0.48	$(27.83)
Discontinued operations	0.94		0.94
Total	$(27.37)	$0.48	$(26.89)

The out of period adjustments affecting loss from continuing operations before taxes during the twelve months ended March 30, 2012 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($66 million decrease);

•	Prepaid expenses and other current assets ($44 million increase);

•	Other assets ($6 million increase);

•	Property and equipment ($29 million decrease);

•	Accrued payroll and related costs ($2 million decrease);

•	Accrued expenses and other current liabilities ($46 million increase); and

•	Deferred revenue ($3 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2012 and fiscal 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2012 and fiscal 2013.

Fiscal 2011 Adjustments Financial Impact Summary

As previously reported, during fiscal 2011, the Company recorded $52 million of pre-tax adjustments that should have been recorded in prior fiscal years. The total out of period adjustments recorded in fiscal 2011 were comprised of $92 million of charges reducing income from continuing operations before taxes originating out of the Company’s MSS operations in the Nordic region, and $40 million of adjustments increasing income from continuing operations before taxes, with $36 million of the $40 million within MSS. Further adjustments were identified and recorded in fiscal 2012 and 2013 related to fiscal 2011 that reduced the net error by $29 million and $22 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nordic Region

As noted above, during fiscal 2011, the Company commenced an investigation into accounting irregularities in the Nordic region. Based upon the Company's investigation, review of underlying documentation for certain transactions and balances, review of contract documentation and discussions with Nordic personnel, the Company attributes the majority of the $92 million of pre-tax adjustments recorded in the Nordic region in fiscal 2011 to accounting irregularities arising from suspected intentional misconduct by certain former employees in our Danish subsidiaries. These accounting irregularities included the inappropriate capitalization of operating costs, the misapplication of U.S. GAAP and miscellaneous errors.

The following table summarizes the cumulative effect on the fiscal 2011 net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2011, 2012 and 2013. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2011, but had no net impact on the full year fiscal 2011 results:

	Fiscal 2011
	Quarter Ended
(Amounts in millions)	July 2, 2010	October 1, 2010	December 31, 2010	April 1, 2011	Total
Operating costs inappropriately capitalized	$15	$38	$8	$6	$67
Misapplication of US GAAP	4	3	6	(1)	12
Miscellaneous errors	1	(1)	9	(2)	7
Total Nordic adjustments	20	40	23	3	86
Operating costs inappropriately capitalized	—	(1)	(1)	—	(2)
Misapplication of US GAAP	—	1	3	(1)	3
Miscellaneous errors	(4)	5	(2)	(3)	(4)
Total Australia adjustments	(4)	5	—	(4)	(3)
NHS adjustments	(10)	(2)	(5)	(5)	(22)
NPS adjustments	4	2	(10)	(7)	(11)
Other adjustments	(9)	(8)	(18)	(14)	(49)
Effect on income from continuing operations before taxes	1	37	(10)	(27)	1
Taxes on income	4	1	9	10	24
Other income tax adjustments	(1)	(13)	(6)	18	(2)
Effect on net income attributable to CSC common shareholders	$4	$25	$(7)	$1	$23

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of period adjustments recorded during fiscal 2011, 2012 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended April 1, 2011 under the rollover method:

	Twelve Months Ended April 1, 2011
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$15,582	$1	$15,583
Costs of services (excludes depreciation and amortization)	12,578	(4)	12,574
Selling, general and administrative	949	1	950
Depreciation and amortization	1,068	3	1,071
Interest expense	167	—	167
Other (income) expense	(21)	—	(21)
Income from continuing operations before taxes	878	1	879
Taxes on income	202	(22)	180
Income from continuing operations	676	23	699
Income from discontinued operations, net of taxes	83	—	83
Net income attributable to CSC common shareholders	740	23	763
EPS – Diluted
Continuing operations	$4.20	$0.15	$4.35
Discontinued operations	0.53	—	0.53
Total	$4.73	$0.15	$4.88

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2013, 2012, and 2011 is immaterial to the consolidated results, financial position and cash flows for fiscal 2011 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2011.

Note 3 –	Divestitures

Discontinued Operations

During fiscal 2013, CSC completed the divestiture of three businesses within its BSS Segment: the U.S.-based credit services business, the Italian consulting and system integration business, and an enterprise systems integration business in Malaysia and Singapore. These divestitures reflect the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services and are presented in the Company's Consolidated Statements of Operations as discontinued operations.

The Company received cash proceeds of $1,001 million for the sale of its U.S. based credit services business, including a $1 million working capital adjustment. For its sale of the enterprise system integration business, the Company received $90 million in cash and expects to receive another $14 million for working capital and other adjustments. For the disposal of its Italian consulting and system integration business, the Company paid $35 million (plus $8 million of cash included in the divested entity's net assets sold), but expects to receive $6 million back from the buyer for a purchase price adjustment. Both the $14 million and $6 million described above were recorded as receivables.

These three divestitures resulted in a total pre-tax gain of $769 million (after-tax gain of $417 million), representing the excess of the net proceeds over the carrying value of the net assets of the divested businesses and transaction costs of $11 million. The divested assets and liabilities included current assets of $129 million, property and equipment and other long-lived assets of $11 million, goodwill of $241 million, and liabilities of $85 million.

During fiscal 2012, CSC recorded a pre-tax loss from discontinued operations of $2 million to reflect purchase price adjustments in accordance with the purchase agreement related to the fourth quarter fiscal 2011 divestiture discussed below. In fiscal 2012, CSC also recorded a $3 million adjustment to the taxes on gain on discontinued operations recorded in fiscal 2011. The adjustment reflects a change in the estimated tax provision made in fiscal 2011.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2011, CSC completed the divestiture of two businesses within its NPS segment whose ultimate customer was the U.S. federal government. One divestiture resulted in cash consideration of $56 million, and the second divestiture resulted in cash consideration of $65 million, of which $63 million was received in fiscal 2011 and the remaining $2 million was collected in fiscal 2012. Both of the divestitures were driven by the Governmental Organizational Conflict of Interest concerns. The divestitures resulted in total pre-tax gains of $59 million (after-tax gains of approximately $28 million) representing the excess of the proceeds over the carrying value of the net assets of the divested businesses (which included current assets of $38 million, property and equipment and other long-lived assets of $8 million, goodwill of $23 million, liabilities of $12 million), net of transaction costs of $5 million.

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011

Operations
Revenue	$395	$513	$562

Income from discontinued operations, before taxes	84	107	100
Tax expense (benefit)	37	(37)	45
Net income from discontinued operations	47	144	55

Disposal
Gain (loss) on disposition	$769	$(2)	$59
Tax expense (benefit)	352	(3)	31
Gain on disposition, net of taxes	417	1	28

Income from discontinued operations, net of taxes	$464	$145	$83

In fiscal 2013, the primary difference between the book and tax gain on the sale of the U.S.-based credit services business was the write-off of approximately $241 million of goodwill, a majority of which was non-deductible for tax purposes. The income tax expense recorded includes an allocation of a deferred tax charge related to such goodwill. In addition, there was a significant tax benefit realized on the divestment of the Italian consulting and system integration business. The gain from the sale of the enterprise systems integration business in Malaysia and Singapore was exempt from income tax. In fiscal 2011, the primary difference between the book and tax gain on the sale of an NPS business was related to goodwill that was not tax deductible for tax purposes.

For fiscal 2012, discontinued operations reflects a tax benefit of approximately $82 million due to the change in tax status of one of the Company's foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit. This benefit was allocable to discontinued operations as such foreign subsidiary was disposed of during the current fiscal year.

Other Divestiture

In fiscal year 2013, the Company also sold Paxus, its Australian information technology staffing business unit, which was included in the Company's BSS Segment. This divestiture did not qualify to be presented as discontinued operations due to CSC's significant continuing business relationship with the divested entity.

The total consideration for this divestiture was $79 million, of which $63 million was received in cash and $16 million was recorded as a receivable. This sale resulted in a pre-tax gain of $38 million, representing the excess of the proceeds over the carrying value of the net assets divested, net of transaction costs of $3 million. The divested assets and liabilities included current assets of $41 million, property and equipment and other long-lived assets of $2 million, and liabilities of $5 million. There was no tax expense or benefit on the gain on sale of Paxus because the Company had sufficient capital losses in its Australian business unit to completely offset the capital gain.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –	Acquisitions

Fiscal 2013 Acquisition

In the second quarter of fiscal 2013, CSC acquired a privately-held entity for $35 million in an all-cash transaction. The entity was acquired primarily to enhance CSC's strategy of offering customers greater value through data expertise and intellectual property. The purchase price was allocated to net assets acquired based on their estimated fair values at the date of acquisition as: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. The goodwill is associated with the NPS segment and is expected to be tax deductible. The pro forma financial information for this acquisition is not presented as this acquisition is not material to CSC’s consolidated results.

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

Prior to the acquisition, the Company and iSOFT had a subcontracting agreement related to the development and delivery of software and IT services under the Company’s NHS contract. The agreement was effectively settled upon the completion of the acquisition. The Company determined that the subcontract was at market and no settlement gain or loss was recognized on the pre-existing relationship.

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

	As Reported		Pro Forma - Unaudited
	Twelve Months Ended		Twelve Months Ended
(Amounts in millions, except per-share data)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenue	$15,364	$15,582	$15,442	$15,776
Net (loss) income attributable to CSC common shareholders	(4,242)	740	(4,344)	618
Basic EPS	$(27.37)	$4.79	$(28.02)	$4.00
Diluted EPS	(27.37)	4.73	(28.02)	3.95

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been adjusted to exclude the transaction costs of $11 million, and the twelve months ended April 1, 2011 information has been adjusted to include the transaction costs of $11 million.

The fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments to the valuation of net assets acquired based on additional information that subsequently became available during fiscal 2012, are summarized as follows:

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

The components of the definite-lived intangible assets acquired and their respective estimated useful lives were as follows:

(Amounts in millions)	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$92	10-13
Software	102	2-7
Trade names	4	1
Total intangible assets	$198

The entire amount of goodwill is associated with the Company’s BSS segment, and is attributable to expected increases in the Company’s market capabilities, synergies from combining operations, and the value of the acquired workforce. Of the estimated total goodwill, $71 million was estimated to be tax deductible.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments to the valuation of net assets acquired based on additional information that subsequently became available during fiscal 2012, are summarized as follows:

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

The components of the definite-lived intangible assets acquired and their respective estimated useful lives are as follows:

(Amounts in millions)	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$25	2-8
Software	1	1-5
Total intangible assets	$26

The entire amount of goodwill is associated with the Company’s Managed Services Sector (MSS) segment and is attributable to expected increases in the Company’s market capabilities and the value of the acquired workforce. None of the goodwill was tax deductible.

Other Acquisitions

During fiscal 2012, CSC also acquired two other small privately-held entities for $28 million in all-cash transactions plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions will enhance CSC’s offerings in the healthcare information technology and financial services industries.

The results of the acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition. The pro forma financial information for these acquisitions is not presented as these acquisitions, both individually and in the aggregate, are not material to CSC’s consolidated results.

The purchase prices were allocated to net assets acquired based on estimates of fair values at the dates of acquisition as: $8 million to current assets, $2 million to property and equipment, $7 million to intangible assets, $6 million to liabilities

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $17 million to goodwill. Identified intangible assets consist primarily of customer related intangibles with useful lives of 4-10 years. Of the $17 million goodwill, $14 million is associated with the NPS segment and $3 million with the BSS segment. The $14 million goodwill associated with the NPS segment is expected to be tax deductible.

During fiscal 2011, CSC acquired four privately-held companies for $156 million. Two of the acquisitions were related to CSC's NPS segment and enhance the Company's cyber security, intelligence and analysis capabilities that support the national security and intelligence communities. Two of the acquisitions were related to CSC's BSS segment and augment the Company's healthcare business process outsourcing, software design and development, and our consulting practice within the chemical, energy and natural resources markets. The purchase consideration for the acquisitions was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The total purchase consideration was allocated as $17 million to current assets, $5 million to property and equipment and other long term assets, $22 million to customer-related intangible assets, $19 million to other intangible assets, $20 million to liabilities assumed, and $113 million to goodwill. Identified other intangible assets include software, noncompetition agreements, trade names and in-process research and development. The weighted average amortization period for the customer-related intangible assets ranges from seven to ten years, and for other intangible assets it ranges from three to eight years. Of the total goodwill, $72 million is associated with CSC’s NPS segment and $41 million with the BSS segment; $69 million of the total goodwill was tax deductible. The aggregate amount of acquisition costs for the transactions amounted to $1 million and was expensed as incurred.

Pro forma financial information is not presented as the impact of these acquisitions was immaterial to CSC’s consolidated results.

Note 5 –	Receivables

Receivables consist of the following:

(Amounts in millions)	March 29, 2013	March 30, 2012
Billed trade accounts	$1,627	$1,794
Unbilled recoverable amounts under contracts in progress	1,176	1,300
Other receivables	396	163
Total	$3,199	$3,257

Unbilled recoverable amounts under contracts in-progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of U.S. federal government audit activities, achievement of project milestones or upon acceptance by the customer.

Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, which are expected to be collected after fiscal year 2014 totaled $48 million.

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 12), that are measured at fair value on a recurring basis as of March 29, 2013 and March 30, 2012:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 29, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$464	$464	$—	$—
Time deposits	393	393	—	—
Short term investments	6	6	—	—
Derivative assets	5	—	5	—
Total assets	$868	$863	$5	$—

Liabilities:
Derivative liabilities	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

	March 30, 2012
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$299	$299	$—	$—
Time deposits	102	102	—	—
Short term investments	6	6	—	—
Derivative assets	12	—	12	—
Total assets	$419	$407	$12	$—

Liabilities:
Derivative liabilities	$14	$—	$14	$—
Total liabilities	$14	$—	$14	$—

The Company's money market funds and deposit accounts and time deposits are included in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and derivative liabilities are included in other accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

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

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include goodwill, tangible assets, intangible assets and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the fiscal year ended March 29, 2013.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2012, as a result of annual and interim goodwill impairment assessments, goodwill was impaired with a charge of $2,745 million (see Note 9). The Company used the combination of the income and the market approach techniques to measure fair value of its reporting units, and a combination of the income, cost and market approach techniques to determine the fair value of the assets and liabilities comprising reporting units. The fair value adjustment to goodwill was computed as the difference between the fair value of the reporting unit and the fair value of underlying assets and liabilities. The unobservable inputs used to fair value the reporting units were based on Company-specific information such as revenue and cost growth rates, profit margins and discount rates. The unobservable inputs used to fair value the underlying assets and liabilities were also based on Company-specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, cost estimates and guideline transactions data.

Additionally, during fiscal 2012, due to performance issues on certain of its outsourcing contracts, the Company recorded impairment of primarily long-lived assets of $156 million. The Company used the income approach technique to fair value the assets. The unobservable inputs used were based on Company specific information and included, primarily, estimates of revenue and cost growth rates, profit margins and discount rates.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases and including mandatorily redeemable preferred stock outstanding, was $2,119 million and $1,073 million and the estimated fair value was $2,324 million and $1,190 million as of March 29, 2013, and March 30, 2012, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of March 29, 2013, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional amount of the foreign currency forward contracts outstanding as of March 29, 2013 and March 30, 2012 was $993 million and $2,138 million, respectively. The notional amount of option contracts outstanding as of March 29, 2013 and March 30, 2012 was $744 million and $785 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $5 million and $11 million, respectively, as of March 29, 2013, and $12 million and $14 million, respectively, as of March 30, 2012 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risks. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of March 29, 2013, there were four counterparties with concentration of credit risk. The maximum amount of loss for the four counterparties, based on gross fair value of the foreign currency derivative instruments, that the Company could incur, is $5 million.

Note 8 –	Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	March 29, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,473	$968	$505
Software	2,134	1,523	611
Customer and other intangible assets	512	281	231
Total intangible assets	$4,119	$2,772	$1,347

	As of
	March 30, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,802	$1,240	$562
Software	2,130	1,481	649
Customer and other intangible assets	599	306	293
Total intangible assets	$4,531	$3,027	$1,504

Amortization expense for the years ended March 29, 2013, March 30, 2012, and April 1, 2011 was $414 million, $442 million, and $444 million, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $40 million, $53 million, and $63 million in each of the respective years (see Note 1).

Estimated amortization related to intangible assets, including amortization of contract cost premium, as of March 29, 2013, for fiscal 2014 through fiscal 2018, is as follows: $351 million, $292 million, $211 million, $158 million, and $112 million, respectively.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	March 29, 2013	March 30, 2012
Purchased software	$297	$353
Internally developed commercial software	304	293
Internally developed internal-use software	10	3
Total	$611	$649

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to purchased software was $143 million, $149 million, and $135 million, for the years ended March 29, 2013, March 30, 2012, and April 1, 2011, respectively. Amortization expense related to internally developed commercial software was $53 million, $47 million, and $34 million, for the years ended March 29, 2013, March 30, 2012, and April 1, 2011, respectively. Amortization expense related to internally developed internal-use software was $2 million, $4 million, and $6 million, for the years ended March 29, 2013, March 30, 2012, and April 1, 2011, respectively.

During fiscal 2012, the Company recorded $75 million as an impairment of its intangible assets, primarily due to performance issues on certain long-term outsourcing contracts within its MSS segment. The intangible assets impacted included primarily, software and capitalized transition costs. The Company used the income approach technique to fair value the assets. The unobservable inputs used were based on Company specific information and included, primarily, estimates of revenue and cost growth rates, profit margins and discount rates. The impairment was recorded as a part of cost of services.

Note 9 –	Goodwill

The following tables summarize the changes in the carrying amount of goodwill by segment for the years ended March 29, 2013, and March 30, 2012, respectively:

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$768	$2,221	$1,527	$4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	768	147	837	1,752

Additions	25	—	—	25
Deductions	—	—	(241)	(241)
Foreign currency translation	—	(11)	(9)	(20)
Other reclassifications	—	(11)	11	—

Goodwill, gross	793	2,199	1,288	4,280
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 29, 2013, net	$793	$125	$598	$1,516

(Amounts in millions)	NPS	MSS	BSS	Total
Goodwill, gross	$753	$1,965	$1,339	$4,057
Accumulated impairment losses	—	—	(19)	(19)
Balance as of April 1, 2011, net	753	1,965	1,320	4,038

Additions	15	157	304	476
Foreign currency translation	—	3	(20)	(17)
Other reclassifications	—	96	(96)	—
Impairment losses	—	(2,074)	(671)	(2,745)

Goodwill, gross	768	2,221	1,527	4,516
Accumulated impairment losses	—	(2,074)	(690)	(2,764)
Balance as of March 30, 2012, net	$768	$147	$837	$1,752

The fiscal 2013 addition to goodwill of $25 million relates to an acquisition in the NPS segment (see Note 4). The reduction of $241 million relates to the divestiture of a business in the BSS segment (see Note 3). The foreign currency translation amount relates to the impact of currency movements on non-U.S. dollar denominated goodwill balances.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the beginning of fiscal 2013, the Company changed its reporting units within its BSS segment: it combined the iSOFT and BSS-Health reporting units with the NHS contract into one reporting unit named BSS-Global Health. This change reflected the integration of all aspects of the Company's healthcare businesses and the resulting management and monitoring of the healthcare businesses' operating results. As a result of this change in reporting units, $11 million of MSS' goodwill was reclassified to BSS. This change was made prior to the Company's first quarter fiscal 2013 goodwill impairment assessment. The Company's fiscal 2013 quarterly assessments and annual testing for impairment of goodwill were performed on the basis of the new reporting units.

The fiscal 2012 additions to goodwill of $476 million consist of: 1) $475 million related to the acquisition of four new businesses, one in the NPS segment, one in the MSS segment and two in the BSS segment ; and 2) $1 million of contingent consideration paid upon the achievement of contractually-defined revenue target relating to a fiscal 2009 NPS acquisition (see Note 4). The other reclassification relates to goodwill associated with the relative value attributable to MSS of its portion of the NHS contract cash flows. The impairment losses, which are discussed further below, included goodwill write-downs in three of the Company’s eight fiscal 2012 reporting units, two of which were in the BSS segment and the third of which was in the MSS segment.

As noted in Note 1, the Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the second quarter of fiscal 2013, the Company performed its annual impairment test of goodwill, choosing to bypass the initial qualitative assessment and proceeding directly to the first step of the impairment test for all reporting units, and concluded that no impairment had occurred.

Due to the divestiture of our credit services business in the third quarter of fiscal 2013, which caused the allocation of $241 million of goodwill from the BSS-Financial Services (BSS-FS) reporting unit to that disposed business, we assessed the goodwill remaining on the BSS-FS balance sheet for potential impairment. The Company performed the first step of the two-step of the goodwill impairment test and concluded that the goodwill remaining on the BSS-FS balance sheet, after allocation of goodwill to the divested business, was not impaired.

During the fourth quarter of fiscal 2013, the Company assessed whether there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. The Company considered, among other factors, any significant changes in the Company's fiscal 2013 forecast since the annual impairment test was performed, the outlook for the Company's business and industry, including the impact of sequestration by the U.S. federal government, the Company's market capitalization, and the current economic environment and outlook. Based on that assessment, the Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and, as a result, it was unnecessary to perform the first step of the two-step impairment testing process as of March 29, 2013. Any adverse changes in the business climate or in CSC's operating results could result in the need to perform additional impairment analyses of goodwill prior to the next annual test, which may result in impairment charges.

In fiscal 2012, the Company initiated its annual goodwill analysis in the second quarter and concluded that fair value was below carrying value for three reporting units: MSS, Global Business Solutions (BSS-GBS) and the Healthcare Group (BSS-Health). Management believed that the decline in the estimated fair values of these reporting units during the second quarter was a result of a number of factors, including: the significant decline in the Company’s overall stock price over the first six months of fiscal 2012; an overall decline in the broader stock market which resulted in reduced performance metric multiples at comparable public companies; uncertainty caused by concerns about the ongoing SEC investigation into reported errors and irregularities; concerns about the Company’s growth prospects in light of operational issues at its MSS reporting unit; uncertainty over the continuation of the Company’s NHS contract in light of comments made by government officials in the U.K.; and government budget pressures on customers worldwide. Lower than forecast operating performance also impacted the reporting units’ fair value calculations. Prior to the second quarter of fiscal 2012, the Company's stock price declines were considered temporary. In addition, an evaluation of historical and

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forecast operating results did not indicate it was more likely than not that the fair value of any reporting unit had fallen below carrying value, and therefore no interim goodwill impairment test was warranted prior to the second quarter.

At the end of the second quarter and subsequent to the date of the annual goodwill impairment test, the Company determined that sufficient indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2011. These indicators included: a further significant and sustained decline in CSC’s stock price which resulted in a market capitalization, adjusted for control premium, decreasing to an amount less than book value and remaining there for some time; further decreases in the performance metric multiples of comparable public companies, driving the market approach valuations lower; and additional evidence of certain reporting units’ performance which fell short of forecasts used in the annual market- and income-based tests. In this interim goodwill impairment test, the BSS-GBS reporting unit again failed step one of the two-step test.

During the process of conducting the second step of the annual goodwill impairment tests, the Company identified significant previously unrecognized intangible assets, primarily relating to customer relationships and technology. The unrecognized intangible assets, estimated at approximately $1.3 billion, were predominantly attributable to unrecognized customer relationship assets in the MSS reporting unit and were driven by the Company’s high customer retention rates in this business. The combination of these previously unrecognized intangible assets and other unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the MSS, BSS-GBS and BSS-Health reporting units. As a result, the Company recorded its best estimate of the goodwill impairment charge of $2,685 million, of which $2,074 million related to the MSS reporting unit, $453 million related to the BSS-GBS reporting unit, and $158 million related to the BSS-Health reporting unit. As of September 30, 2011, MSS had $143 million of remaining goodwill, which was all attributable to the fiscal 2012 second-quarter acquisition of AppLabs (see Note 4). The BSS-GBS reporting unit had no remaining goodwill, and the BSS-Health reporting unit had $60 million of remaining goodwill.

The September 30, 2011 interim goodwill tests indicated that the fair values of two additional reporting units—BSS-Health and BSS-iSOFT—passed step one (after the impairment charges discussed above) but were not considered to be substantially in excess of carrying values. BSS-Health fair value was estimated to be approximately 6% in excess of carrying value, and as noted above had a remaining goodwill balance, after impairments recorded in the second quarter, of $60 million at September 30, 2011, including $18 million that was allocated from the iSOFT acquisition. BSS-iSOFT, which was acquired during the second quarter (see Note 4) was a new reporting unit in fiscal 2012, and its estimated fair value approximated its carrying value due to the proximity of its acquisition to the date of the interim goodwill impairment test.

During the third quarter of fiscal 2012, the Company completed all analyses related to its annual and second quarter interim goodwill impairment tests and reduced the impairment loss recorded in the second quarter by $3 million. The entire adjustment was in the BSS-Health reporting unit, and resulted from finalizing tax estimates and customer/technology asset fair values. Thus, the total second quarter goodwill impairment loss was $2,682 million, with ($3 million) of it recorded in the third quarter.

At the end of the third quarter of fiscal 2012, the Company assessed whether there were any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company concluded that such indicators were present for two of its fiscal 2012 reporting units, BSS-Health and BSS-iSOFT. With respect to BSS-Health, the loss of a significant customer, the failure to win some major bids for new business, and reduction in forecasted earnings was considered a triggering event for an interim goodwill impairment test. For BSS-iSOFT, the recent developments on the NHS contract were considered a triggering event (see Note 18). There were no triggering events for the remaining reporting units with goodwill.

In conducting step one of the goodwill impairment test for the BSS-Health reporting unit in the third quarter of fiscal 2012, the factors stated above resulted in a reassessment of forecasted cash flow assumptions under an income approach, as well as a revised valuation using a market-multiples fair value approach, which resulted in the weighted-average fair value of the reporting unit being lower than its carrying value. This required the Company to perform the second step of the two-step test process, as noted below. For the BSS-iSOFT reporting unit, the weighted-average fair value was estimated

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be greater than its carrying value due to better-than-forecast performance by the core iSOFT business, and step two of the impairment assessment was not required.

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

At the end of the fourth quarter of 2012, the Company assessed whether there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units with goodwill, and therefore, an interim goodwill test was not required.

Note 10 –	Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Domestic entities	$(25)	$(1,807)	$489
Entities outside the United States	505	(2,647)	389
Total	$480	$(4,454)	$878

The income tax (benefit) expense on (loss) income from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Current:
Federal	$(307)	$(72)	$(13)
State	(3)	11	18
Foreign	174	94	96
	(136)	33	101

Deferred:
Federal	84	(140)	89
State	(16)	(22)	7
Foreign	33	45	5
	101	(117)	101
Total income tax expense (benefit)	$(35)	$(84)	$202

The current (benefit) provision for fiscal years 2013, 2012, and 2011, includes interest and penalties of $10 million, $(53) million, and $5 million, respectively, for uncertain tax positions.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

	Twelve Months Ended
	March 29, 2013	March 30, 2012	April 1, 2011
Statutory rate	35.0%	(35.0)%	35.0%
State income tax, net of federal tax	(0.6)	(0.3)	1.3
Change in uncertain tax positions	1.2	0.6	(2.8)
Foreign tax rate differential	(66.8)	(0.8)	(5.4)
Income tax credits	(0.4)	(1.0)	(9.6)
Valuation allowance	77.1	18.1	2.5
Change in entity tax status	(0.3)	(0.7)	—
Loss on sale of securities	(51.8)	—	—
Tax audit settlements	—	(2.5)	—
Goodwill impairment	—	18.8	—
Other items, net	(0.7)	0.9	2.0
Effective tax rate	(7.3)%	(1.9)%	23.0%

In fiscal 2013, the ETR was primarily driven by:

•
The Company executed an internal restructuring whereby a significant operating subsidiary was recapitalized. Certain securities issued pursuant to the recapitalization were subsequently sold to a third party. The sale resulted in the recognition of a capital loss of approximately $640 million, which reduced tax expense and the ETR by $248 million and 51.8%, respectively.

•
A valuation allowance recorded for certain of the Company's German subsidiaries related to net operating losses and other net deferred tax assets. The impact to tax expense and the ETR was an increase of $77 million and 16%, respectively.

•
An increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $27.6 million and 5.8%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $11.5 million and 2.4%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $29.6 million and 6.2%, respectively.

•
Local losses on investment write-downs in Luxembourg (i) increased the valuation allowance and the ETR by $240.5 million and 50.2%, respectively, and (ii) decreased the foreign rate differential and ETR by $240.5 million and by 50.2%, respectively.

For the tax impact of discontinued operations, see Note 3.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	March 29, 2013	March 30, 2012
Deferred Tax Assets
Employee benefits	$558	$705
Tax loss/credit carryforwards	1,110	899
Accrued interest	47	52
State taxes	13	13
Cumulative foreign exchange gain/loss	14	6
Other assets	111	92
Total Deferred Tax Assets	1,853	1,767
Valuation allowance	(1,298)	(951)
Net Deferred Tax Assets	555	816

Deferred Tax Liabilities
Depreciation and amortization	(322)	(387)
Contract accounting	(53)	(90)
Investment basis differences	(128)	(128)
Other liabilities	(75)	(65)
Total Deferred Tax Liabilities	(578)	(670)

Total Deferred Tax Assets (Liabilities)	$(23)	$146

Income tax related assets are included in the accompanying balance sheet as follows:

•	Prepaid expenses and other current assets include the current portion of deferred tax assets of $24 million and $19 million as of March 29, 2013 and March 30, 2012, respectively.

•
Receivables include income taxes receivable of $239 million and $98 million as of March 29, 2013 and March 30, 2012, respectively, and the current portion of the receivable for uncertain tax positions of $8 million and $0 million as of March 29, 2013 and March 30, 2012, respectively.

•
Other assets include non-current deferred tax assets of $184 million and $272 million as of March 29, 2013 and March 30, 2012, respectively, and non-current income taxes receivable and prepaid taxes of $70 million and $154 million as of March 29, 2013 and March 30, 2012, respectively.

Income tax related liabilities are included in the accompanying balance sheet as follows:

•
Income taxes payable and deferred income taxes consist of the current portion of deferred tax liabilities of $0 million and $46 million as of March 29, 2013 and March 30, 2012, respectively, the current portion of income taxes payable of $41 million and $11 million as of March 29, 2013 and March 30, 2012 respectively.

•
Income tax liabilities and deferred income taxes included in non-current liabilities consist of non-current liability for uncertain tax positions of $270 million and $257 million as of March 29, 2013 and March 30, 2012, respectively, and the non-current portion of deferred tax liabilities of $231 million and $99 million as of March 29, 2013 and March 30, 2012, respectively, the non-current portion of income taxes payable of $0 million and $1 million as of March 29, 2013 and March 30, 2012, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The change in the valuation allowance was $347 million in fiscal year 2013. This change is primarily due to the following:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	a full valuation allowance recorded in Germany for certain subsidiaries due to expected cumulative losses;

•	a decrease in the valuation allowance in the U.K. related to current year income;

•	an increase in the valuation allowance in Luxembourg due to local losses on investment write-downs; and

•	a valuation allowance recorded against state capital loss carryforwards.

The Company has available foreign net operating loss (NOL) carryforwards of $3,661 million and $3,272 million, federal NOL carryforwards of $5 million and $14 million, and state NOL carryforwards of $782 million and $467 million as of March 29, 2013 and March 30, 2012, respectively. The Company has foreign capital loss carryforwards of $45 million and $0 million as of March 29, 2013 and March 30, 2012, respectively. The Company also has state credit carryforwards of $67 million and $69 million and state capital loss carryforwards of $411 million and $0 million as of March 29, 2013 and March 30, 2012, respectively. The foreign NOL carryforwards as of March 29, 2013 can be carried over indefinitely, except for $122 million which expire at various dates through 2021. The federal NOL carryforwards as of March 29, 2013 expire at various dates through 2032. The state NOL and credit carryforwards as of March 29, 2013 expire at various dates through 2033. The state capital loss carryforwards as of March 29, 2013 expire in 2018.

The Company is currently the beneficiary of tax holiday incentives in India, most of which expired in fiscal year 2011. The remaining tax holiday incentives in India will expire through 2026. As a result of the tax holiday incentives, the Company’s tax expense was reduced by approximately $3 million, $1 million, and $13 million, during fiscal years 2013, 2012, and 2011, respectively. The per share effects were $0.02, $0.01, and $0.08, for fiscal years 2013, 2012, and 2011, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 29, 2013, the Company has not made a provision for U.S. income tax or additional foreign withholding taxes with respect to accumulated taxable earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The cumulative undistributed positive earnings of the Company's foreign subsidiaries were approximately $2,977 million as of March 29, 2013. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the United States.

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

As of March 29, 2013, the Company’s liability for uncertain tax positions was $262 million, including interest of $38 million, penalties of $17 million, and net of tax attributes of $32 million. As of March 30, 2012, the Company’s liability for uncertain tax positions was $257 million, including interest of $31 million, penalties of $15 million, and net of tax attributes of $76 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Balance at Beginning of Fiscal Year	$287	$426	$442
Gross increases related to prior year tax positions	7	27	22
Gross decreases related to prior year tax positions	(40)	(134)	(41)
Gross increases related to current year tax positions	8	29	14
Settlements and statute of limitation expirations	(18)	(115)	(15)
Current year acquisitions	—	56	—
Foreign exchange and others	(3)	(2)	4
Balance at End of Fiscal Year	$241	$287	$426

The Company’s liability for uncertain tax positions at March 29, 2013, March 30, 2012, and April 1, 2011, includes $148 million, $155 million, and $266 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 29, 2013, the Company accrued interest expense of $7 million ($5 million net of tax) and accrued penalties of $2 million, and as of March 29, 2013, has recognized a liability for interest of $38 million ($28 million net of tax) and penalties of $17 million. During the year ended March 30, 2012, the Company had a net reduction of interest of $56 million ($36 million net of tax) and had a net reduction of penalties of $14 million, and as of March 30, 2012, recognized a liability for interest of $31 million ($23 million net of tax) and penalties of $15 million. During the year ended April 1, 2011, the Company accrued interest expense of $3 million ($2 million net of tax) and accrued penalties of $2 million, and as of April 1, 2011, recognized a liability for interest of $88 million ($58 million net of tax) and penalties of $29 million.

Tax Examination Status:

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2001 and forward
Australia	2009 and forward
Canada	2006 and forward
Denmark	2007 and forward
France	2009 and forward
Germany	2006 and forward
India	2007 and forward
United Kingdom	2010 and forward

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal year 2008 through 2010, and the Company expects to reach a settlement during fiscal year 2014. The significant items subject to examination primarily include foreign income inclusion under subpart F and related foreign tax credits. In addition, the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $92 million, excluding interest and penalties.

Note 11 –	Debt

The following is a summary of the Company's debt as of March 29, 2013 and March 30, 2012:

(Amounts in millions)	March 29, 2013	March 30, 2012
4.45% term notes, due September 2022	$349	$—
6.50% term notes, due March 2018	998	997
2.50% term notes, due September 2015	350	—
5.50% term notes, due March 2013	—	699
5.00% term notes, due February 2013	—	300
Four-year term loan credit facility	250	—
Mandatorily redeemable preferred stock outstanding	59	—
Note payable of consolidated subsidiary	62	—
Capitalized lease liabilities	561	574
Borrowings for assets acquired under long-term financing	98	84
Other borrowings	5	86
Total debt	2,732	2,740
Less: short term debt and current maturities of long term debt	234	1,254
Total long-term debt	$2,498	$1,486

Term notes and term loan credit facility

On September 18, 2012, the Company issued $700 million of senior unsecured and unsubordinated notes (new term notes) comprised of $350 million of 2.50% Senior Notes due September 15, 2015 and $350 million of 4.45% Senior Notes due September 15, 2022. The new term notes were recorded net of debt discount of $1 million. The Company also incurred deferred debt issuance costs of $5 million, which along with the debt discount will be amortized over the respective terms of the new term notes using the effective interest method. The new term notes are senior unsecured and unsubordinated obligations and rank equally with all other existing and future senior unsecured and unsubordinated indebtedness, including any borrowings under the existing $1.5 billion Credit Facility (discussed below), and senior to all future subordinated debt. Interest is payable semi-annually on September 15 and March 15 beginning March 15, 2013. The proceeds from the new term notes were used to redeem a portion of the 5.50% term notes due March 2013 and the 5.00% term notes due February 2013, as described below.

In addition, on September 18, 2012, the Company entered into a four~~-~~year, unsecured, delayed-draw $250 million term loan credit facility (term loan) maturing on September 18, 2016. Under the term loan, the Company has an option to request an increase in the commitment up to a maximum amount of $350 million. Interest on borrowings under the new facility is based on prime rate or LIBOR plus a daily margin, and is payable quarterly. Quarterly principal repayments of 2.5% of borrowings commence December 31, 2013. Costs associated with establishing the term loan of $1 million have been deferred and will be amortized over the term of the agreement. On October 17, 2012, the Company borrowed $250 million under the term loan and used the proceeds to redeem a portion of the 5.50% and 5.00% term notes due in the fourth quarter of 2013, as described below.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 12, 2012, the Company delivered a notice of early redemption with respect to the Company’s outstanding $700 million 5.50% Senior Notes due March 2013 and $300 million 5.00% Senior Notes due February 2013. On October 19, 2012, the Company used the proceeds received from the issuance of new term notes and the $250 million drawn from the term loan credit facility to fund the early redemption of the 5.00% and 5.50% term notes due February 2013 and March 2013, respectively, resulting in the recognition of a $19 million loss recorded to interest expense.

Both the new term notes and the new term loan credit facility agreement contain representations, warranties, and covenants customary for arrangements of these types, as well as customary events of default, including a cross-default to payment defaults on principal payments aggregating $125 million or to other events if the effect is to accelerate or permit acceleration of such debt.

Both the term loan credit facility and the $1.5 billion Credit Facility (see below) require the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company was in compliance with these financial covenants as of March 29, 2013 and March 30, 2012.

Mandatorily redeemable preferred stock and note payable of a consolidated subsidiary

Mandatorily redeemable preferred stock
In March 2013, CSC entered into a financing agreement with a bank involving the sale of the Company's interest in mandatorily redeemable preferred stock (the preferred stock) of one of its wholly-owned subsidiaries (the Subsidiary). Such preferred stock is mandatorily redeemable on the tenth anniversary of its issuance (in 2023) but can be optionally redeemed by the Subsidiary at any time after the fifth anniversary of issuance. Therefore, the preferred stock was accounted for as a liability and is presented as long-term debt within the consolidated balance sheet.

The preferred stock has a stated value of $63 million (the initial liquidation preference) and was recorded at its issue date fair value of $59 million. The difference between the initial fair value and the stated value will be accreted over the term of the preferred stock. The Company incurred debt issuance costs of $1 million associated with the issuance of the preferred stock. These costs have been deferred and will be amortized over ten years using the effective interest method.

The preferred stock requires payment of cumulative preferred dividends at 3.48% per annum for the first five years. In addition, the holder of the preferred stock has a remarketing option, exercisable by the holder after five years from initial issuance, that if exercised, requires the assistance of the Subsidiary to remarket the Series A preferred stock, which under certain circumstances, may result in changes to the thereafter dividend rate in order to successfully remarket the securities. Dividends are payable on a quarterly basis and any unpaid dividends are subject to an incremental interest rate margin of 2.50%. The preferred shares also participate at 3.80% in 1) dividends paid on the Subsidiary's common stock and in 2) any future appreciation (as defined in the agreement) of the Subsidiary's common stock equity value (variable redemption premium). The liquidation preference of the preferred stock is the sum of the stated value of the shares, accrued but unpaid dividends, and any unpaid variable redemption premium.

Note payable
Concurrent with the financing agreement mentioned above, the Company entered into a separate credit agreement with a bank to sell the Company's interest in a five-year note receivable due 2018 issued by the Subsidiary for cash consideration of £41 million ($62 million as of March 29, 2013). The Company incurred $1 million of debt issuance costs associated with the note payable. These costs have been deferred and will be amortized over five years using the effective interest method.

The note bears interest in British pounds at a variable rate based on LIBOR and is payable on a quarterly basis. Although the note is due in five years, the Subsidiary has the option to repay the principal amount of the note plus any unpaid accrued interest beginning upon its third anniversary from issuance. As part of the sale of the note to the bank, the Company became a guarantor of the Subsidiary's note payable. The financing agreement and the credit agreement

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

require the Subsidiary to retain a minimum amount of assets. The Company and the Subsidiary were in compliance with all financial covenants at March 29, 2013.

Capital lease liabilities

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $1,095 million with accumulated amortization of $465 million, as of March 29, 2013, and $940 million with accumulated amortization of $341 million, as of March 30, 2012.

Borrowings for assets acquired under long-term financing

Certain asset purchases under outsourcing contracts were financed by borrowings from customers. These borrowings carry a rate of interest from 0.0% to 4.9% and will mature over the next five years. Gross amounts of assets purchased under long-term financings included $69 million and $44 million in property and equipment, $54 million and $45 million in software, $90 million and $86 million in outsourcing contract costs and $10 million and $10 million in other intangible assets as of March 29, 2013 and March 30, 2012, respectively.

Other borrowings

Several foreign subsidiaries of the Company had no borrowings outstanding, as of March 29, 2013, and $43 million of borrowings outstanding, as of March 30, 2012, under uncommitted lines of credit with certain foreign banks. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. In addition, the Company had $5 million and $43 million of other borrowings outstanding as of March 29, 2013 and March 30, 2012, respectively, consisting of other interest bearing debt and notes payable.

Commercial paper

The Company typically issues commercial paper with average maturities of one to three months. The commercial paper is backed by the $1.5 billion Credit Facility discussed below. As of both March 29, 2013 and March 30, 2012, the Company had no borrowings outstanding against commercial paper.

Credit facility

On March 18, 2011, the Company entered into a committed, unsecured line of credit for $1.5 billion (Credit Facility) that expires on March 18, 2015. The Credit Facility bears a variable rate of interest. The Company can elect to borrow at a prime rate, as published by the Bank of America, plus a margin or at a one, two, three, or six month LIBOR plus a margin. The margin varies with the credit ratings of the Company. As of both March 29, 2013 and March 30, 2012, the Company had no amounts outstanding under this Credit Facility.

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for years subsequent to March 29, 2013, are as follows:

Fiscal Year	Amount (in millions)
2014	$52
2015	71
2016	381
2017	194
2018	1,064
Thereafter	409
Total	$2,171

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments required to be made under the capital leases as of March 29, 2013, are as follows:

Fiscal Year	Amount (in millions)
2014	$221
2015	195
2016	115
2017	73
2018	38
Thereafter	97
Total minimum lease payments	739
Less: Amount representing interest	178
Present value of net minimum lease payments	561
Less: Current maturities of capital lease obligations	182
Long-term capitalized lease liabilities	$379

Note 12 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans, as described below. All plans are accounted for using the guidance of ASC 710 "Compensation - General" and ASC 715 “Compensation—Retirement Benefits” and are measured as of the end of the fiscal year.

Contributory, defined benefit pension plans have been generally available to U.S. and U.K. employees. However, the largest U.S. and U.K. defined benefit plans were frozen for most participants in prior years. Certain non-U.S. employees are enrolled in defined benefit pension plans in the country of domicile. In addition, the Company has two supplemental executive retirement plans (SERP), which are non-qualified, noncontributory pension plans. The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992, as well as healthcare, dental and life insurance benefits for certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

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

As discussed in Note 17, the Company initiated restructuring activities in both fiscal 2013 and 2012. The Fiscal 2012 Plan restructuring resulted in contractual termination benefit charges for some employees participating in a certain U.K. pension plan. During fiscal 2012, the Company recognized $20 million in expected contractual termination benefits which are reflected in the projected benefit obligation at the end of fiscal 2012 and recognized as expense in net periodic pension cost during fiscal 2012. During fiscal 2013, the projected benefit obligation and the net periodic pension cost reflect adjustments to the original estimates for actual contractual termination benefits paid in relation to the Fiscal 2012 Plan in the amount of $(3) million. Additionally, the Fiscal 2013 Plan restructuring resulted in expected contractual termination benefits for some employees participating in this same U.K. pension plan. During fiscal 2013, the Company recognized $23 million in expected contractual termination benefits which are reflected in the projected benefit obligation at the end of fiscal 2013 and recognized as expense in net periodic pension cost during fiscal 2013.

Effective July 1, 2012 a certain Norway pension plan was amended to change the index used to benchmark pension payment increases. The plan was remeasured at July 1, 2012 resulting in a reduction to the projected benefit obligation of $28 million, improving the plan's funded status. The plan's fiscal 2013 expense was also remeasured for the remaining 9 months of the fiscal year using a discount rate of 4%.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2012, the Company made a discretionary cash contribution of $400 million to its largest U.S. pension plan resulting in a remeasurement of the plan. The effects of this remeasurement were recorded during the fourth quarter of fiscal 2013 and resulted in a reduction of net periodic pension cost of $7.6 million for fiscal 2013 and additional plan liabilities of $379 million using a new discount rate of 4%.

On March 26, 2013, the Company and its Canadian subsidiary made additional discretionary cash contributions of $80 million and $20 million, respectively, to its various U.S. pension plans and to its largest Canadian pension plan.

Effective December 31, 2012, a second U.S. pension plan was remeasured as a result of a plan amendment which ceased benefit accruals on or after January 5, 2013. The effects of this remeasurement were recorded during the fourth quarter of fiscal 2013 and resulted in a reduction of net periodic pension cost of $1.1 million for fiscal 2013 and additional plan liabilities of $3 million using a new discount rate of 4.2%

On April 7, 2010, the Company announced an action to discontinue the accrual of future benefits for certain U.K. pension plans, effective July 1, 2010. As a result of this plan amendment, the Company recognized a curtailment loss of $0.4 million in the fourth quarter of fiscal 2010. In addition, the Company remeasured the amended U.K. plans’ pension expense for fiscal 2011 to reflect (a) a new discount rate of 5.6%, (b) the year-to-date increase in plan assets, and (c) the change in amortization basis to the expected average remaining life of plan participants. The U.K. plans’ discount rate was derived from a published rate: Markit iBoxx GBP Corporates AA 15+ Years Index. This remeasurement resulted in a $75 million reduction to the pension benefit obligation.

In response to the passage of the Patient Protection and Affordable Care Act of 2010 (PPACA), a number of changes were made to the underlying healthcare coverage offered to certain US retirees. In conjunction with those changes, the Company established limits on the level of employer subsidy it will provide to some retirees. The plans were amended and the impact of these changes is first reflected on April 1, 2011. In addition, although many administrative provisions of PPACA have not yet been promulgated by regulatory agencies, CSC included its best estimate of their financial impact into the benefit obligation for its U.S. postretirement benefit plans as of March 30, 2012, and the impact on fiscal 2012’s net periodic benefit cost was immaterial. In 2012, the retiree medical plans were further amended to allow Medicare Part D subsidies from 2012 and beyond to be collected by the healthcare provider. This subsequent change is reflected as of March 30, 2012 and the impact on fiscal 2012's net periodic benefit cost was immaterial.

Pension Plans

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and assets, and a statement of their funded status:

Reconciliation of Projected Benefit Obligation	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Projected benefit obligation at beginning of year	$3,284	$2,921	$2,732	$2,470
Service cost	10	10	25	33
Interest cost	153	164	123	128
Plan participants’ contributions	3	3	7	8
Amendments	—	—	(28)	(11)
Business/contract acquisitions/divestitures	—	—	(9)	61
Contractual termination benefits	—	—	19	20
Settlement/curtailment	(5)	—	(37)	(36)
Actuarial loss (gain)	194	314	400	151
Benefits paid	(133)	(128)	(79)	(70)
Foreign currency exchange rate changes	—	—	(141)	(22)
Projected benefit obligation at end of year	$3,506	$3,284	$3,012	$2,732

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Fair Value of Plan Assets	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Fair value of plan assets at beginning of year	$2,419	$2,276	$2,295	$2,083
Actual return on plan assets	245	140	314	148
Employer contribution	591	128	157	121
Plan participants’ contributions	3	3	7	8
Benefits paid	(133)	(128)	(79)	(70)
Business/contract acquisitions/divestitures	—	—	5	47
Plan settlement	—	—	(30)	(31)
Foreign currency exchange rate changes	—	—	(119)	(11)
Fair value of plan assets at end of year	$3,125	$2,419	$2,550	$2,295

Funded status at end of year	$(381)	$(865)	$(462)	$(437)

The following table provides the amounts recorded in the Company’s consolidated balance sheet:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Non-current assets	$—	$—	$23	$13
Current liabilities - Accrued expenses and other current liabilities	(7)	(8)	(3)	(9)
Non-current liabilities - Other long-term liabilities	(374)	(857)	(482)	(441)
Net amount recorded	$(381)	$(865)	$(462)	$(437)

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of March 29, 2013 and March 30, 2012 that have not been recognized in the consolidated statements of operations as components of net periodic pension cost:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net transition obligation	$—	$—	$3	$5
Prior service cost	5	7	(24)	2
Net actuarial loss	1,140	1,077	895	712
Accumulated other comprehensive loss	$1,145	$1,084	$874	$719

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of March 29, 2013 and March 30, 2012:

	U.S. Plans		Non-U.S. Plans
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Discount rate	4.4%	4.8%	4.1%	4.7%
Rates of increase in compensation levels (1)	4.1%	4.1%	3.5%	4.1%

(1) The weighted average calculation is computed using rates of increase for active plans where participants are accruing future benefits. For fiscal 2013 and 2012, the weighted average rate for all pension plans, including frozen plans, is 0.6% and 0.7%, respectively, for U.S. Plans, and 0.6% and 0.9%, respectively, for Non-U.S. Plans.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for the pension plans as of March 29, 2013 and March 30, 2012:

	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Projected benefit obligation	$3,506	$3,284	$3,012	$2,732
Accumulated benefit obligation	3,487	3,259	2,969	2,655
Fair value of plan assets	3,125	2,419	2,550	2,295

	Plans with Projected Benefit Obligation In Excess of Plan Assets (U.S. and Non-U.S.)		Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Projected benefit obligation	$6,270	$5,845	$6,132	$5,844
Accumulated benefit obligation	6,217	5,770	6,100	5,770
Fair value of plan assets	5,405	4,531	5,276	4,530

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011	March 29, 2013	March 30, 2012	April 1, 2011
Service cost	$10	$10	$9	$25	$33	$32
Interest cost	153	164	164	123	128	122
Expected return on assets	(160)	(146)	(157)	(124)	(129)	(128)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service costs	2	2	2	(1)	1	1
Amortization of unrecognized net loss	42	32	23	20	13	18
Contractual termination benefit	—	—	—	20	20	—
Settlement/curtailment	—	—	—	—	2	—
Net periodic pension cost	$47	$62	$41	$64	$69	$46

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2013, 2012 and 2011 included the following components:

	U.S. Plans			Non-U.S. Plans
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011	March 29, 2013	March 30, 2012	April 1, 2011
Net actuarial (gain) / loss	$105	$319	$83	$201	$133	$(118)
Prior service (credit) / cost	—	—	—	(27)	(11)	—
Amortization of:
Transition (asset) /obligation	—	—	—	(1)	(1)	(1)
Prior service (credit) / cost	(2)	(2)	(2)	1	(1)	(1)
Net actuarial (gain) / loss	(42)	(32)	(23)	(25)	(20)	(24)
Foreign currency exchange rate changes	—	—	—	6	(4)	—
Total recognized in other comprehensive income	$61	$285	$58	$155	$96	$(144)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive (gain) loss related to unamortized pension costs for the years ended March 29, 2013, March 30, 2012, and April 1, 2011 was $210 million (net of taxes of $6 million), $257 million (net of taxes of $124 million), and $(62) million (net of taxes of $20 million), respectively.

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, $(1) million and $66 million, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	March 29, 2013	March 30, 2012	April 1, 2011	March 29, 2013	March 30, 2012	April 1, 2011
Discount or settlement rates	4.6%	5.7%	6.2%	4.7%	5.2%	5.3%
Expected long-term rates of return on assets	6.8%	7.5%	8.3%	5.4%	6.1%	6.7%
Rates of increase in compensation levels (1)	4.1%	4.3%	4.3%	4.1%	4.1%	4.1%

(1) The weighted average calculation is computed using rates of increase for active plans where participants are accruing future benefits. For fiscal 2013 and 2012, the weighted average for all pension plans, including frozen plans, is 0.7% and 0.7%, respectively, for U.S. Plans, and 0.9% and 1.0%, respectively, for Non-U.S. Plans.

U.S. pension assets are held in a trust that includes both separate accounts and commingled funds. Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds. The U.S. pension trust and the U.K. pension plans account for 90% of the total pension plan assets.

Information about the expected cash flows for pension plans as of March 29, 2013, is as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Employer contributions:
2014 (expected)	$8	$115

Expected Benefit Payments:
2014	$151	$84
2015	152	83
2016	165	86
2017	176	94
2018	188	99
2019-2023	1,069	595

No plan assets are expected to be returned to the Company in the next fiscal year.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Postretirement Benefit Plans

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

Reconciliation of Accumulated Postretirement Benefit Obligation
(Amounts in millions)	March 29, 2013	March 30, 2012
Accumulated benefit obligation at beginning of year	$253	$214
Service cost	4	3
Interest cost	11	11
Plan participants’ contributions	—	—
Business/contract acquisitions/divestitures	—	—
Amendments	—	21
Actuarial loss (gain)	(6)	20
Benefits paid	(10)	(16)
Retiree drug subsidy reimbursement	1	1
Foreign currency exchange rate changes	—	(1)
Accumulated benefit obligation at end of year	$253	$253

Reconciliation of Fair Value of Plan Assets
(Amounts in millions)	March 29, 2013	March 30, 2012
Fair value of plan assets at beginning of year	$81	$79
Actual return on plan assets	7	5
Employer contribution	6	13
Plan participants’ contributions	—	—
Benefits paid	(10)	(16)
Fair value of plan assets at end of year	$84	$81

Funded status at end of year	$(169)	$(172)
The following table provides the amounts recorded in the Company’s consolidated balance sheets:

(Amounts in millions)	March 29, 2013	March 30, 2012
Current liabilities - Accrued expenses and other current liabilities	$(5)	$(5)
Non-current liabilities - Other long-term liabilities	(164)	(167)
Net amount recorded	$(169)	$(172)

The following is a summary of amounts in accumulated other comprehensive loss as of March 29, 2013 and March 30, 2012 that have not been recognized in the consolidated statements of operations as components of net periodic benefit cost:

(Amounts in millions)	March 29, 2013	March 30, 2012
Net transition obligation	$—	$—
Prior service (gain) cost	(17)	(19)
Net actuarial loss	99	123
Accumulated other comprehensive loss	$82	$104

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for other postretirement benefit plans as of March 29, 2013 and March 30, 2012:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Accumulated postretirement benefit obligation	$253	$253	$253	$253
Fair value of plan assets	84	81	84	81

As of March 29, 2013 and March 30, 2012, the Company had no postretirement healthcare plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of March 29, 2013 and March 30, 2012:

	March 29, 2013	March 30, 2012
Discount rate	4.1%	4.5%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 4.5% for fiscal 2013, declining to 2.3% for 2026 and subsequent years for retirees whose age is less than 65. For retirees whose age is 65 or older, the assumed healthcare cost trend used in measuring accumulated postretirement benefit obligation was 3.6% for fiscal 2013, declining to 2.3% for 2026 and subsequent years. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 29, 2013	$14	$(12)
Effect on net periodic postretirement benefit cost for fiscal 2013	1	(1)

The net periodic benefit cost for other postretirement benefit plans included the following components:

(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Service cost	$4	$3	$4
Interest cost	11	11	14
Expected return on assets	(5)	(6)	(6)
Amortization of transition obligation	—	1	2
Amortization of prior service costs	(2)	(6)	—
Recognized actuarial loss	16	13	10
Net provision for postretirement benefits	$24	$16	$24

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2013, 2012 and 2011 included the following components:

(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Net actuarial (gain) / loss	$(8)	$21	$(1)
Prior service (credit) / cost	—	21	(50)
Amortization of:
Transition (asset) /obligation	—	(1)	(3)
Prior service (credit) / cost	2	6	—
Actuarial (gain) / loss	(16)	(13)	(10)
Foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive income	$(22)	$34	$(64)

Other comprehensive (gain) loss related to unamortized postretirement benefit plan costs for the years ended March 29, 2013, March 30, 2012, and April 1, 2011 was $(13) million (net of taxes of $9 million), $22 million (net of taxes of $12 million), and $(39) million (net of taxes of $21 million), respectively.

The estimated net transitional obligation, prior service gain and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0 million, $(2) million and $13 million, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows. See the above discussion of Pension Plans for how the assumptions are developed.

Fiscal Year End	2013	2012	2011
Discount or settlement rates	4.5%	5.3%	6.1%
Expected long-term rates of return on assets(1)	6.5%	7.2%	8.3%

(1) The Company had no other postretirement benefit plan assets outside the U.S.

Information about the expected cash flows for other postretirement benefit plans follows. No significant cash flow is expected for other postretirement benefit plans outside the U.S.

(Amounts in millions)	Employer Contributions

2014 (expected)	$9

Expected Benefit Payments
2014	$13
2015	15
2016	16
2017	17
2018	18
2019-2023	94

No plan assets are expected to be returned to the Company in the next fiscal year.

Retirement Plan Asset Strategy

The Company’s investment goals and risk management strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments.

Risks include, but are not limited to, longevity risk, inflation risk, and the risk of other changes in market conditions that reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in the pension and other post retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, increasing reliance on Company contributions. Generally, derivatives are permitted although their current use is limited. They are primarily used in the U.S. pension trust fixed income portfolios for duration and interest rate risk management and equity portfolios to gain market exposure, and are expected to be used in the U.K. pension schemes for inflation risk management. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

For the U.S. pension trust, an allocation range by asset class is developed. The allocation had a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. For the majority of the fiscal year, the allocation range for the U.S. pension trust was 49% – 66% equities, 34% – 44% fixed income securities and 0% – 10% cash and other investments. Asset allocations are monitored closely and investment reviews are conducted regularly. The Company consults with internal and external advisors regarding asset strategy and on March 21, 2013 adopted an allocation range for the U.S. pension trust of 37% - 66% equities, 29% - 44% fixed income securities, 0% - 25% alternative investments, and 0% - 10% cash and other investments. The alternative investments allocation may include, but is not limited to, hedge funds, real estate, commodities, private equity and infrastructure investments.

For the U.K. pension schemes, the Company's second largest pension plans by assets and projected liabilities, a target allocation by asset class is developed. The allocation had a significant weighting to equity investments in part due to the relatively long duration of the plans' obligations. For the majority of the fiscal year the allocation targets for the U.K. pension schemes were 40% equities, 31% fixed income securities, and 29% indexed-Gilts. Asset allocations are monitored closely by the schemes' trustees and investment reviews are conducted regularly.

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

Domestic and global equity separate accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation. Most of the plans' insurance contracts are categorized as level 2 while one plan has a level 3 insurance contract.

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 29, 2013 are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$3,125	$2,550
Fair value of other postretirement benefit plan assets	84	—
Total fair value of retirement plan assets as of March 29, 2013	$3,209	$2,550

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
Global/International	$31	$38	$—	$69
U.S. Domestic Stocks	51	—	—	51
Domestic Equity commingled funds	5	1,325	—	1,330
Global Equity commingled funds	—	380	—	380
Global Equity mutual funds	83	—	—	83
Fixed Income:
U.S. Treasuries	—	87	—	87
U.S. Government Agencies	—	11	—	11
Non U.S. Government	—	5	—	5
Mortgage and asset backed securities	—	131	—	131
Corporate(b)	—	74	—	74
Fixed income commingled funds	3	959	—	962
Cash equivalents	8	117	—	125
Total	$181	$3,127	$—	$3,308
Unsettled Trade Receivable and Accrued Income				79
Unsettled Trade Payable and Accrued Expenses				(178)
Fair value of assets for U.S. pension and postretirement medical plans as of March 29, 2013				$3,209

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$54	$—	$54
Global/International Equity commingled funds	—	915	—	915
Global equity mutual funds	—	—	—	—
Fixed Income:
Fixed income commingled funds	—	1,311	—	1,311
Insurance contracts	—	157	6	163
Cash equivalents	—	25	—	25
Other	—	83	—	83
Total	$—	$2,545	$6	$2,551
Unsettled Trades				(1)
Fair value of non-U.S. pension assets as of March 29, 2013				$2,550

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.

(b)	Primarily investment grade.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of March 30, 2012	$5
Actual return on plan assets relating to assets still held at the reporting date	1
Actual return on plan assets relating to assets sold during the period	—
Purchases, sales, and settlements	—
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 29, 2013	$6

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 30, 2012, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,419	$2,295
Fair value of other postretirement benefit plan assets	81	—
Total fair value of retirement plan assets as of March 30, 2012	$2,500	$2,295

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
Global/International	$25	$34	$—	$59
U.S. Domestic Stocks	40	—	—	40
Domestic Equity commingled funds	5	1,040	—	1,045
Global Equity commingled funds	—	250	—	250
Global Equity mutual funds	93	—	—	93
Fixed Income:
U.S. Treasuries	—	72	—	72
U.S. Government Agencies	—	10	—	10
Non U.S. Government	—	2	—	2
Mortgage and asset backed securities	—	118	—	118
Corporate(b)	—	82	—	82
Fixed income commingled funds	3	689	—	692
Cash equivalents	8	58	—	66
Total	$174	$2,355	$—	$2,529
Unsettled Trade Receivable and Accrued Income				84
Unsettled Trade Payable and Accrued Expenses				(113)
Fair value of assets for U.S. pension and postretirement medical plans as of March 30, 2012				$2,500

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-U.S. PENSION PLAN ASSETS
(Amounts in millions)	Level 1	Level 2 (a)	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$40	$—	$40
Global/International Equity commingled funds	—	757	—	757
Global equity mutual funds	78	—	—	78
Fixed Income:
Fixed income commingled funds	115	1,104	—	1,219
Insurance contracts	—	141	5	146
Cash equivalents	—	13	—	13
Other	—	42	—	42
Total	$193	$2,097	$5	$2,295
Unsettled Trades				—
Fair value of non-U.S. pension assets as of March 30, 2012				$2,295

(a)	The majority of retirement plan assets are invested in a variety of commingled funds and fixed income. This results in a high amount of Level 2 investments.

(b)	Primarily investment grade.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of April 1, 2011	$—
Asset acquired in purchase of iSOFT	3
Actual return on plan assets relating to assets still held at the reporting date	—
Actual return on plan assets relating to assets sold during the period	—
Purchases, sales, and settlements	2
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 30, 2012	$5

The asset allocation of pension plans at March 29, 2013 and March 30, 2012, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Equity securities	58%	59%	38%	38%
Debt securities	38%	39%	51%	53%
Cash and other	4%	2%	11%	9%
Total	100%	100%	100%	100%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset allocation for U.S. other postretirement benefit plans at March 29, 2013 and March 30, 2012, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	March 29, 2013	March 30, 2012
Equity securities	29%	30%
Debt securities	19%	20%
Cash and other	52%	50%
Total	100%	100%

Return on Assets

In the U.S., the Company uses a “building block” approach to compute the expected long-term rate of return using major asset classes expected in the plan. Starting with long run projected bond yields, an equity risk premium is added to estimate the equity long-term rate of return. Consideration is also given to the extent active management is employed in each asset class. A single expected long-term rate of return on plan assets is then calculated by weighting each asset class. Historical returns and peer data were also reviewed

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two step process; the first step discounts the stream of expected annual benefit payments using high-quality corporate bond yields. In step two, the sum of each year’s discounted benefit payments are used to determine a single equivalent discount rate. In fiscal 2013, the discount rates for the U.S. pension and other postretirement plans were developed using a single yield curve, the Aon Hewitt AA Only Above Median Curve. This yield curve is a hypothetical AA or greater yield curve represented by a series of annualized individual spot discount rates going out 99 years. This curve provides a more transparent view to the underlying bonds and is available daily which provides for a discount rate to be calculated specific to the Company's fiscal year end. For years prior to fiscal 2013, the U.S. discount rates were determined using an average of two nationally recognized independent third party yield curves.

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

Other Benefit Plans

The Company sponsors several defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. At March 29, 2013, plan assets included 10,730,413 shares of the Company’s common stock. During fiscal 2013, fiscal 2012, and fiscal 2011, the Company contributed $213 million, $223 million, and $207 million, respectively.

Pursuant to collective bargaining agreements, the Company makes contributions, generally at a stated hourly rate, to various multi-employer pension funds on behalf of its union-represented employees. All of these plans are within the Company's NPS segment. None of the contributions by the Company are individually significant to the multi-employer plans nor do they have a material impact on the Company's financial statements. The risks of participating in these multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions for fiscal years 2013, 2012, and 2011 were $11 million, $11 million, and $10 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $125 million as of March 29, 2013 and $129 million as of March 30, 2012. The Company’s expense under the Plan totaled $8 million, $8 million, and $8 million, for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Note 13 –	Stockholders’ Equity

Stock Repurchase Program

In December 2010, the Company’s board of directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC has been implementing the program through purchases made in open market transactions in compliance with Securities and Exchange Commission rules, market conditions, and applicable state and federal legal requirements. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program.

During fiscal 2013, 6,707,652 shares were purchased through open market purchases for an aggregate consideration of $305 million at a weighted average price of $45.47 per share. Of the aggregate consideration of $305 million, $22 million was recorded as an accrued liability for shares purchased but not yet settled in cash by March 29, 2013. During fiscal 2011, 1,353,000 shares were purchased through open market purchases for an aggregate consideration of $65 million at a weighted average price of $48.01 per share. For fiscal 2013 and 2011, the shares repurchased were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the shares repurchased was allocated between additional paid-in capital and retained earnings.

During fiscal 2012, no shares were purchased through open market purchases.

Treasury Stock Transactions

In fiscal 2013, the Company accepted 91,921 shares of its common stock in lieu of cash in connection with exercise of stock options, and 209,056 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Similarly, in fiscal 2012, the Company accepted 21,755 shares of its common stock in lieu of cash in connection with exercise of stock options, and 104,117 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Dividends

During fiscal 2013, the Company declared cash dividends per common share of $0.80 totaling $123 million. Of the total dividends declared, $30 million was declared but unpaid as of March 29, 2013. Such dividends were paid on April 15 ,2013.

Similarly, during fiscal 2012, the Company declared cash dividends per common share of $0.80 totaling $124 million. Of the total dividends declared, $31 million was unpaid as of March 30, 2012.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for fiscal 2013 are as follows:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at April 2, 2010	$23	(1,075)	(1,052)
Current-period other comprehensive loss income, net of taxes and non-controlling interests	261	101	362
Balance at April 1, 2011	$284	(974)	(690)
Current-period other comprehensive loss income, net of taxes and non-controlling interests	(124)	(279)	(403)
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes and non-controlling interest	(83)	(178)	(261)
Balance at March 29, 2013	$77	$(1,431)	$(1,354)

Note 14 –	Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of restricted stock units (RSUs). There were no restricted stock awards outstanding in fiscal years 2013, 2012 and 2011. As of March 29, 2013, 11,977,359 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees. See Stock-Based Compensation section of Note 1 for further details.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans during fiscal 2013, fiscal 2012, and fiscal 2011 is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of April 2, 2010	17,008,397	$46.36	5.58	$141
Granted	2,818,874	48.23
Exercised	(1,868,544)	40.61		22
Canceled/Forfeited	(324,612)	46.00
Expired	(573,922)	55.52
Outstanding as of April 1, 2011	17,060,193	47.00	5.54	69
Granted	2,457,509	38.18
Exercised	(428,844)	35.95		5
Canceled/Forfeited	(579,069)	41.75
Expired	(776,227)	49.05
Outstanding as of March 30, 2012	17,733,562	46.13	5.08	1
Granted	3,707,172	27.46
Exercised	(1,497,686)	39.27		10
Canceled/Forfeited	(1,113,422)	35.36
Expired	(3,689,059)	45.28
Outstanding as of March 29, 2013	15,140,567	43.23	5.45	113
Vested and expected to vest in the future as of March 29, 2013	14,885,162	43.47	5.38	108
Exercisable as of March 29, 2013	10,694,088	47.92	4.05	36

	March 29, 2013
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$23.06-$39.04	5,269,835	$31.56	7.79	1,392,011	$36.87
$39.11-$48.61	6,075,780	45.73	4.77	5,531,586	45.82
$48.65-$60.25	3,794,952	55.06	3.27	3,770,491	55.08
	15,140,567			10,694,088

The total grant date fair value of stock options vested during fiscal 2013, fiscal 2012, and fiscal 2011, was $20 million, $27 million, and $40 million, respectively. The cash received from stock options exercised during fiscal 2013, fiscal 2012, and fiscal 2011, was $55 million, $15 million, and $73 million, respectively.

As of March 29, 2013, there was $27 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.91 years.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company issued at a price of $0. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.

The Company grants RSUs with service and performance-based vesting terms. Service-based RSUs, generally vest over periods of three to five years. The number of performance-based RSUs that ultimately vest is dependent upon the Company’s achievement of certain specified performance criteria over a three-year period. Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. In fiscal 2013, performance-based RSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management’s expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the table below, such awards are reflected at the number of shares to be settled upon achievement of target performance measures.

Certain executives were awarded service-based RSUs for which the shares are released over the ten anniversaries following the executive’s termination, provided the executive remains a full-time employee of the Company until reaching the earlier of age 65 or age 55 and over with at least ten years of service and after termination complies with certain non-competition covenants during the ten-year period.

Information concerning RSUs granted under stock incentive plans during fiscal 2013, fiscal 2012, and fiscal 2011, is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	1,154,668	$45.88
Granted	492,523	48.15
Settled	(151,893)	50.40
Canceled/Forfeited	(16,728)	51.94
Outstanding as of April 1, 2011	1,478,570	46.10
Granted	1,009,743	35.45
Settled	(419,351)	48.21
Canceled/Forfeited	(328,037)	41.44
Outstanding as of March 30, 2012	1,740,925	40.29
Granted	1,724,639	26.12
Settled	(423,321)	33.17
Canceled/Forfeited	(778,971)	38.27
Outstanding as of March 29, 2013	2,263,272	31.53

As of March 29, 2013, there was $34 million of unrecognized compensation expense related to unvested restricted stock units, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.18 years.

Nonemployee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of March 29, 2013, 72,400 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, RSU awards to nonemployee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors during fiscal 2013, fiscal 2012, and fiscal 2011 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 2, 2010	133,221	$46.47
Granted	25,700	39.46
Settled	(180)	42.69
Canceled/Forfeited	—	—
Outstanding as of April 1, 2011	158,741	45.34
Granted	37,800	30.07
Settled	(180)	42.69
Canceled/Forfeited	—	—
Outstanding as of March 30, 2012	196,361	42.81
Granted	42,800	30.30
Settled	(50,716)	43.30
Canceled/Forfeited	—	—
Outstanding as of March 29, 2013	188,445	39.85

When a holder of RSUs ceases to be a director of the Company, the vested RSUs are settled for shares of CSC common stock and dividend equivalents with respect to such shares. At the holder’s election, the RSUs may be settled (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

Note 15 –	Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2013, fiscal 2012, and fiscal 2011 are:

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Foreign currency loss (gain)	$17	$4	$(2)
Equity in earnings of unconsolidated affiliates	(9)	(10)	(11)
Other gains	(42)	—	(8)
Total	$(34)	$(6)	$(21)

Foreign currency (gains) losses are due to the impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, the related hedges including options to manage its exposure to economic risk, and the cost of the Company’s hedging program. The costs of the Company’s hedging program for fiscal years 2013, 2012, and 2011 were $5 million, $6 million and $4 million, respectively.   For fiscal years 2013, 2012, and 2011, foreign currency (gains) losses due to movements of foreign currency exchange rates, primarily between the U.S. dollar and the Indian rupee, which impacted the market valuation of the Company's foreign currency options, were $10 million, $(6) million and $(1) million, respectively. In addition, the Company also realized losses of $2 million, $4 million and $(6) million in fiscal 2013, 2012, and 2011 from settled option contracts, respectively.

Other gains for fiscal 2013 primarily included a gain of $38 million related to the sale of Paxus, the Company's Australian staffing business. For fiscal 2011, the gains reflected disposal of certain minority investments.

Equity in earnings of unconsolidated affiliates is primarily within the Company’s NPS segment.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 –	Segment and Geographic Information

CSC provides IT and business process outsourcing, consulting, systems integration and other IT services to its customers. The Company targets the delivery of these services within three broad lines of business or sectors: NPS, MSS, and BSS.

The Company’s reportable segments are as follows:

•
NPS – The NPS segment provides services to the U.S. federal government and its agencies, civil departments and branches of military, and operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

•	MSS – The MSS segment provides large-scale and mid-size outsourcing solutions and services to customers globally.

•	BSS – The BSS segment provides industry specific consulting and systems integration services, business process outsourcing, and intellectual property-based software solutions.

The following table summarizes operating results by reportable segment. BSS results for fiscal 2012 and fiscal 2011, and MSS results for fiscal 2012 have been adjusted from amounts previously reported to reflect the removal of revenue and costs associated with discontinued operations (see Note 3).

Twelve Months Ended
(Amounts in millions)	NPS(1)	MSS	BSS(2)	Corporate	Eliminations	Total
March 29, 2013
Revenues	$5,391	$6,457	$3,272	$13	$(140)	$14,993
Operating income (loss)	519	361	136	(116)	—	900
Depreciation and amortization	160	765	137	14	—	1,076

March 30, 2012
Revenues	$5,703	$6,602	$3,180	$13	$(134)	$15,364
Operating income (loss)	132	17	(1,443)	(65)	—	(1,359)
Depreciation and amortization	162	815	154	16	—	1,147

April 1, 2011
Revenues	$6,002	$6,583	$3,110	$14	$(127)	$15,582
Operating income (loss)	528	481	188	(72)	—	1,125
Depreciation and amortization	133	777	127	31	—	1,068

(1)	The fiscal 2012 amounts include $42 million reduction of revenue and $269 million in reduction in operating income as a result of the settlement of claims with the U.S. government (see Note 19).

(2)	The fiscal 2012 amounts include $204 million reduction of revenue and $1,485 million in reduction of operating income as a result of the charge associated with the NHS contract (see Note 18).

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(Amounts in millions)	March 29, 2013	March 30, 2012	April 1, 2011
Operating income (loss)	$900	$(1,359)	$1,125
Corporate G&A	(293)	(219)	(138)
Interest expense	(183)	(175)	(167)
Interest income	22	38	37
Goodwill impairment	—	(2,745)	—
Other income (expense), net	34	6	21
Income (loss) from continuing operations before taxes	$480	$(4,454)	$878

During fiscal 2013, fiscal 2012, and fiscal 2011, the Company recorded certain pre-tax out-of-period adjustments which should have been recorded in prior fiscal years (See Note 2). The following tables summarize the effect of the pre-tax out-of-period adjustments on the Company's segment results for fiscal 2013, fiscal 2012 and fiscal 2011, if the adjustments had been recorded in the appropriate year.

Twelve Months Ended	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 29, 2013
Revenues	$5,391	$—	$5,391
Operating income	519	6	525
Depreciation and amortization	160	—	160

March 30, 2012
Revenues	$5,703	$5	$5,708
Operating income	132	10	142
Depreciation and amortization	162	—	162

April 1, 2011
Revenues	$6,002	$—	$6,002
Operating income	528	(11)	517
Depreciation and amortization	133	—	133

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended	MSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 29, 2013
Revenues	$6,457	$1	$6,458
Operating income	361	3	364
Depreciation and amortization	765	—	765

March 30, 2012
Revenues	$6,602	$6	$6,608
Operating income	17	33	50
Depreciation and amortization	815	(2)	813

April 1, 2011
Revenues	$6,583	$34	$6,617
Operating income	481	45	526
Depreciation and amortization	777	3	780

Twelve Months Ended	BSS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted

March 29, 2013
Revenues	$3,272	$13	$3,285
Operating income	136	(8)	128
Depreciation and amortization	137	(2)	135

March 30, 2012
Revenues	$3,180	$45	$3,225
Operating loss	(1,443)	43	(1,400)
Depreciation and amortization	154	—	154

April 1, 2011
Revenues	$3,110	$(33)	$3,077
Operating income	188	(29)	159
Depreciation and amortization	127	—	127

Revenue by country is based on the location of the selling business unit. Property and equipment, total assets and capital expenditures (purchase of property and equipment) information is based on the physical location of the asset. Geographic revenue, property and equipment, net, total assets, and capital expenditures for the three years ended March 29, 2013, March 30, 2012, and April 1, 2011, are as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 29, 2013
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$9,345	$1,729	$2,217	$1,702	$14,993
Property and Equipment, net	1,273	320	217	374	2,184
Total Assets	6,454	1,389	1,487	1,921	11,251
Capital Expenditures	290	70	80	128	568

	March 30, 2012
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$9,475	$1,576	$2,446	$1,867	$15,364
Property and Equipment, net	1,406	367	237	431	2,441
Total Assets	6,198	1,329	1,115	2,547	11,189
Capital Expenditures	444	77	90	218	829

	April 1, 2011
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$9,923	$1,869	$2,276	$1,514	$15,582
Property and Equipment, net	1,396	403	291	406	2,496
Total Assets	6,855	2,998	3,884	2,383	16,120
Capital Expenditures	577	116	100	179	972

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government which accounted for 34%, 36%, and 37% of the Company’s revenues for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. At March 29, 2013 and March 30, 2012, approximately 30% and 33% of the Company’s net accounts receivables was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2013, fiscal 2012, or fiscal 2011.

Note 17 –	Restructuring Costs

The Company recorded restructuring costs of $264 million and $140 million for fiscal years 2013 and 2012, respectively, as described below. There were no restructuring costs for fiscal 2011.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers. Actions under the Fiscal 2013 Plan commenced in September 2012 and are expected to continue through fiscal 2014.

Total restructuring costs for the Fiscal 2013 Plan recorded during fiscal 2013 were $233 million, including pension benefit augmentations of $21 million, that are owed to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. The total restructuring costs also included $17 million of professional fees incurred for restructuring related consultancy.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the restructuring liability for the Fiscal 2013 Plan as of March 29, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of March 29, 2013
Workforce reductions	$—	$206	$(22)	$(27)	$(2)	$155
Facilities costs	—	10	—	—	—	10
Other(2)	—	17	—	(6)	—	11
	$—	$233	$(22)	$(33)	$(2)	$176

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 plan) primarily impacting its MSS segment. The objectives of the Fiscal 2012 plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 plan commenced in March 2012 and were carried out through fiscal 2013.

The restructuring costs for the Fiscal 2012 plan recorded during the year ended March 29, 2013 and March 30, 2012 were $31 million and $140 million, respectively, and were associated primarily with employee terminations. The net restructuring costs include pension benefit augmentations of $1 million and $20 million for fiscal 2013 and fiscal 2012, respectively, that were due to certain employees in accordance with legal or contractual obligations, which will paid out over several years as part of normal pension distributions.

The composition of the restructuring liability for the Fiscal 2012 plan as of March 29, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 30, 2012	Costs expensed in fiscal 2013	Less: costs not affecting restructuring liability (1)	Cash paid	Other (2)	Restructuring liability as of March 29, 2013
Workforce reductions	$110	$31	$(1)	$(129)	$(2)	$9
Facilities costs	9	—	—	(4)	—	5
Total	$119	$31	$(1)	$(133)	$(2)	$14

(1) Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2) Foreign currency translation adjustments

The composition of the restructuring liability for the Fiscal 2012 plan as of March 30, 2012 is as follows:

(Amounts in millions)	Restructuring liability as of April 1, 2011	Costs expensed in fiscal 2012	Less: costs not affecting restructuring liability (1)	Cash paid	Other (2)	Restructuring liability as of March 30, 2012
Workforce reductions	$—	$131	$(20)	$—	$(1)	$110
Facilities costs	—	9	—	—	—	9
Total	$—	$140	$(20)	$—	$(1)	$119

(1) Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2) Foreign currency translation adjustments

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of restructuring costs, by segment, for fiscal 2013 and 2012 is as follows:

	Twelve Months Ended March 29, 2013
(Amounts in millions)	Fiscal 2013 Plan	Fiscal 2012 Plan	Total
NPS	$13	$—	$13
MSS	181	9	190
BSS	17	22	39
Corporate	22	—	22
Total	$233	$31	$264

Twelve Months Ended March 30, 2012
(Amounts in millions)	Fiscal 2012 Plan
NPS	$1
MSS	108
BSS	31
Corporate	—
Total	$140

Of the total $190 million restructuring liability as of March 29, 2013, $186 million is included in accrued expenses and other current liabilities and $4 million is included in other long-term liabilities. Of the total $119 million restructuring liability as of March 30, 2012, $112 million was included in accrued expenses and other current liabilities and $7 million was included in other long-term liabilities.

Note 18 –	Contract with the U.K. National Health Service

Interim Agreement Contract Change Note

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which has been approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN, which is described in greater detail below, amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN. The IACCN, and such letter agreement, forms the basis on which the parties will subsequently finalize a full restatement of the contract through a revised project agreement. The revised project agreement will consolidate the three regional contracts which comprise the Company's NHS contract into a single agreement. CSC and the NHS are in the process of negotiating the revised project agreement.

Under the IACCN, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under the contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the IACCN, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other solutions and services to the NHS, including general practitioner, ambulance and community systems, digital imaging and other related services.

Pursuant to the letter agreement signed on March 28, 2013, the parties agreed to modify a small number of financial terms of the IACCN and the NHS confirmed it would make a change compensation payment in accordance with the terms of the IACCN. The NHS paid the change compensation payment of £10 million ($15 million) net of value added tax to CSC on March 28, 2013 in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that CSC delivered up to a certain version of the product, in addition to a small number of other changes.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would have reduced the total contract value to approximately £2.1 billion or $3.2 billion (at the March 29, 2013 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

Based on subsequent discussions between CSC and the NHS regarding proposals advanced by both parties reflecting significant scope modifications, a reduced commitment by the NHS for deployment of the Lorenzo software product, revised delivery and payment terms, payments by the NHS for CSC-incurred costs and commitment and contract value reductions that differed materially from those contemplated by the MOU, on March 2, 2012, CSC and the NHS entered into a non-binding letter of intent that included the statement of principles that would serve as the basis for an interim agreement between the parties. The letter of intent contemplated that under the interim agreement, the NHS would provide a commitment of a certain number of trusts to receive the Lorenzo software product, and the Lorenzo product was redefined into deployment units categorized as "Base Product" and "Additional Product" (in each case, as described below) for pricing purposes. The letter of intent also included a standstill agreement related to the Lorenzo product. While the parties originally intended to conclude a binding interim agreement by June 29, 2012, no agreement was reached by that date. On May 31, 2012, the standstill agreement was extended to August 31, 2012. On August 31, 2012, the parties entered into the IACCN. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN.

Principal Components of IACCN

The IACCN sets the terms relating to the delivery of the Lorenzo product and associated services as described below.

The key terms introduced by the IACCN are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the IACCN, the NHS is no longer subject to any trust volume commitment for the Lorenzo product (there were no changes in quantities for non-Lorenzo deployments), and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN creates pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the IACCN, as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
The IACCN has not materially altered the terms relating to non-Lorenzo products. The Company will continue to provide non-Lorenzo deployment, hosting and maintenance services in accordance with contract terms in existence prior to the IACCN. The deployment of the non-Lorenzo products is expected to be completed or substantially completed by fiscal 2015.

4.
Under the IACCN, the Lorenzo product is redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. The Additional Product's three modules are expected to complete NHS assurance during 2013. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product modules, neither the NHS nor any trust is obligated to purchase or deploy any of those modules.

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.5 billion contract charge in that quarter, resulting in no material remaining net assets.

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the IACCN as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($126 million), including the £68 million ($110 million) net settlement payment and a £10 million ($16 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016.

The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –	Settlement of Claims with U.S. Government

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

These claims relate to a contract that was awarded (the “Contract”) in December 1999 as a 10 year fixed price contract. In April 2004, the contract was extended by two additional years. Revenue recorded under the core Contract was initially recognized as a single profit center using the percentage-of-completion method based on the guidance in ASC 605-35, “construction-type and production-type contracts.”

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

Prior to the settlement, the Company believed it had valid bases for pursuing recovery of the CDA Claims supported by outside counsel’s evaluation of the facts and assistance in the preparation of the claims. To verify its position, CSC requested that outside counsel analyze whether the first two conditions of Paragraph 31 of ASC 605-35-25 were satisfied with respect to the Company’s assertions of government breaches of the contract, government-caused delays and disruption to the Company’s performance of the contract, and unanticipated additional work performed by the Company under the contract. The outside counsel issued an opinion that the Company’s position met the criteria on April 22, 2005, and reiterated that opinion on May 20, 2011.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 –	Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $319 million, $324 million, and $330 million, for the years ended March 29, 2013, March 30, 2012, and April 1, 2011, respectively. In addition, the Company also has $18 million of sublease income to be received through fiscal 2020.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 29, 2013, are as follows:

Fiscal Year
(Amounts in millions)	Real Estate	Equipment
2014	$211	$39
2015	152	26
2016	112	9
2017	82	2
2018	51	—
Thereafter	68	—
	$676	$76

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $478 million in fiscal 2014, $161 million in fiscal 2015, $132 million in fiscal 2016, $12 million in fiscal 2017, $2 million in fiscal 2018, and none thereafter.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of March 29, 2013, the Company had $122 million of outstanding letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of March 29, 2013, the Company had $183 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 29, 2013:

(Amounts in millions)	Fiscal 2014	Fiscal 2015	Fiscal 2016 and thereafter	Total
Surety bonds	$29	$1	$—	$30
Letters of credit	58	1	33	92
Stand-by letters of credit	37	132	14	183
Total	$124	$134	$47	$305

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amends the terms of the current contract and forms the basis on which the parties will finalize a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. See Note 18 for further information relating to the NHS contract and the IACCN.

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in its MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

The Audit Committee’s investigation was expanded to encompass (i) the Company’s operations in Australia, (ii) certain aspects of the Company’s accounting practices within its Americas Outsourcing operation, and (iii) certain of the Company’s accounting practices that involve the percentage-of-completion accounting method, including the Company’s contract with the NHS. In the course of the Audit Committee's expanded investigation, accounting errors and irregularities were identified. As a result, certain personnel have been reprimanded, suspended, terminated and/or have resigned. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are investigating these matters and are continuing to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to the materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. We are unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with these matters at this time. See Note 2 for further information.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on February 20, 2013. On March 5, 2013, the Fourth Circuit denied the petition for permission to appeal the class certification order. On December 14, 2012, the court issued an order extending the expert discovery deadline to February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. On January 13, 2013, the court issued an order extending the expert discovery deadline to April 1, 2013. Motions for summary judgment were filed on March 18, 2013. On May 15, 2013, the Company entered into a stipulation and agreement of settlement with the lead plaintiff to settle all claims in the lawsuit for $97.5 million, which was accrued for as of March 29, 2013 and included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. As of March 29, 2013, the Company has also recorded a receivable of $45 million, which represents the amount recoverable under the Company's corporate insurance policies, and is included in receivables on the Company's Consolidated Balance Sheet. The agreement is subject to approval by the court.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeds in In re Computer Sciences Corporation Securities Litigation. The order requires defendants to provide to the plaintiff certain of the discovery produced in the federal action. On May 10, 2013, the court continued the stay to May 31, 2013 upon joint motion of the parties. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 20, 2012, a separate shareholder derivative complaint entitled Shirley Morefield v Irving W. Bailey, II, et al, (Case No. 1:120V1468GBL/TCB) was filed in the United States District Court for the Eastern District of Virginia. The complaint names certain of CSC's current and former directors and officers as defendants and the Company as a nominal defendant. The complaint is similar to the Hung complaint but asserts only a claim for breach of fiduciary duty and alleges that the plaintiff made a demand on the CSC Board prior to commencing suit and that such demand was refused. Motions to dismiss were filed March 18, 2013. On April 8, 2013, Plaintiff filed an amended complaint. Motions to dismiss the amended complaint were filed on April 17, 2013 and were heard on May 10, 2013. A decision is pending. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

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

The Company's net legal expenses associated with the SEC investigation and class action lawsuits were $33 million, $67 million, and $2 million, for fiscal years 2013, 2012 and 2011, respectively. During fiscal 2013, the Company incurred $78 million, which was partially offset by $45 million of insurance claims.

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

Note 21 –	Subsequent Events

On May 15, 2013, CSC and the lead plaintiff in the lawsuit entitled In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) pending in the United States District Court for the Eastern District of Virginia entered into a stipulation and agreement of settlement to settle all claims in the lawsuit for $97.5 million. The agreement is subject approval by the court (see Note 20).

On May 13, 2013, CSC entered into an agreement to sell its flood-insurance-related business process outsourcing practice to a financial investor for cash consideration of $46 million. The Company expects to record a gain on the disposal of approximately $31 million.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2013(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,829	$3,731	$3,736	$3,697
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $238 (2013))	3,155	2,905	2,955	2,836
Restructuring costs	27	58	26	153
Income from continuing operations before taxes	47	172	151	110
Income from continuing operations, net of taxes	25	121	120	249
Income from discontinued operations, net of taxes	17	17	393	37
Net income attributable to CSC common shareholders	40	130	510	281

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.15	$0.73	$0.76	$1.60
Income from discontinued operations	$0.11	$0.11	$2.53	$0.24
Diluted
Income from continuing operations	$0.15	$0.72	$0.75	$1.57
Income from discontinued operations	$0.11	$0.11	$2.52	$0.24

	Fiscal 2012(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
Revenues	$3,891	$3,841	$3,646	$3,986
Cost of services (excluding depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $137 (2012))	3,253	3,191	3,150	3,425
Cost of services – specified contract charge (excludes amount charged to revenue of $204)	—	—	1,281	—
Cost of services – settlement charge (excludes amount charged to revenue of $42)	—	227	—	—
Goodwill impairment	—	2,685	60	—
Restructuring costs	—	—	—	140
Income (loss) from continuing operations before taxes	76	(2,883)	(1,463)	(184)
Income (loss) from continuing operations, net of taxes	87	(2,850)	(1,426)	(181)
Income (loss) from discontinued operations, net of taxes	98	(16)	35	28
Net income (loss) attributable to CSC common shareholders	183	(2,877)	(1,390)	(158)

Earnings (loss) per common share continuing operations(1)
Basic
Income (loss) from continuing operations	$0.55	$(18.46)	$(9.19)	$(1.20)
Income (loss) from discontinued operations	$0.63	$(0.10)	$0.23	$0.18
Diluted
Income (loss) from continuing operations	$0.54	$(18.46)	$(9.19)	$(1.20)
Income (loss) from discontinued operations	$0.63	$(0.10)	$0.23	$0.18

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

(2)
As discussed in Note 2, the Company recorded various out of period adjustments in fiscal 2013 and fiscal 2012. The additional tables below reflect the net effect on the reported amounts above if the adjustments had been reported in the appropriate quarter. There was no change to discontinued operations figures from the out of period adjustments.

(3)
As discussed in Note 6, in the fourth quarter of fiscal 2012, the Company recognized significant impairments of tangible and intangible assets associated primarily with long-term contracts and significant adverse changes in long-term contracts accounted for under the percentage-of-completion method

The following tables show the net effect of the out of period adjustments on selected quarterly reported amounts:

Increase (Decrease)	Fiscal 2013
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$8	$5	$5	$(4)
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $238 (2013))	(1)	13	4	(10)
Income from continuing operations before taxes	3	3	4	(4)
Net income attributable to CSC common shareholders	(1)	2	(30)	22

Earnings per common share continuing operations
Basic	$(0.01)	$0.01	$(0.01)	$(0.04)
Diluted	$(0.01)	$0.01	$(0.01)	$(0.04)

Increase (Decrease)	Fiscal 2012
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$(12)	$9	$46	$13
Cost of services (excluding depreciation and amortization, specified contract charge, settlement charge and restructuring costs of $137 (2012))	(17)	7	(21)	4
Cost of services - specified contract charge (excludes amount charged to revenue of $204)	(1)	—	2	2
Income (loss) from continuing operations before taxes	7	15	50	14
Net income (loss) attributable to CSC common shareholders	6	26	38	5

Earnings (loss) per common share continuing operations
Basic	$0.04	$0.17	$0.24	$0.03
Diluted	$0.04	$0.17	$0.24	$0.03

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For year ended March 29, 2013
Allowance for doubtful receivables	$51	$16	$(1)	$(18)	$48
For year ended March 30, 2012
Allowance for doubtful receivables	46	18	10	(23)	51
For the year ended April 1, 2011
Allowance for doubtful receivables	47	7	2	(10)	46

(1)	Includes balances from acquisitions, changes in balances due to foreign currency exchange rates and recovery of prior-year charges.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of March 29, 2013 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2013.

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

As of the end of the Company’s 2013 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of March 29, 2013, was effective.

The Company’s internal control over financial reporting as of March 29, 2013, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 142.

Date: May 15, 2013

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the fiscal quarter ended March 29, 2013, which materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of March 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 29, 2013 of the Company and our report dated May 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 15, 2013

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.” Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1-Election of Directors”; "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance"; “Corporate Governance”; and “Additional Information-Business for 2013 Annual Meeting,” which sections are incorporated herein by reference.

Information about the Code of Business Conduct governing our Chief Executive Officer, Chief Financial Officer, Controller can be found on our website, www.csc.com, under the Investor Relations - Corporate Governance tab.

The Company intends to disclose required information regarding any amendment to or waiver under the Code of Business Conduct referred to above by posting such information on our website within four business days after any such amendment or waiver.

Item 11.	Executive Compensation

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation” and “Corporate Governance,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of March 29, 2013. See Note 14, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,591,879	$37.21	12,049,759	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	17,591,879		12,049,759

1Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs. Includes 69,400 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 2,291,508 and 1,908,592 shares available for future issuance under the 2004 and 2007 Incentive Plans, respectively. Each of these plans permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2007 plan, 1,908,592 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 954,296 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

Includes 7,777,259 shares available for future granting under the 2011 Omnibus Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2011 Omnibus Incentive Plan, 7,777,259 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 3,888,630 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2011 Omnibus Incentive Plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

Information required by this Item will appear in the Proxy Statement under the heading “Proposal 5-Ratification of Independent Auditors-Fees,” which section is incorporated herein by reference.

Item 15. Exhibits, Financial Schedules
(1) and (2) Consolidated Financial Statements and Financial Statement Schedule
These documents are included in the response to Item 8 of this report. See the index on page 58.

(3) Exhibits
The following exhibits are filed with this report or incorporated by reference to other filings listed on the Exhibit Index.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.3
First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.4
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.6
2.500% Senior Note due 2015 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.7
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Asset Purchase Agreement, dated as of December 1, 2012, by and among Computer Sciences Corporation, CSC Credit Services, Inc., Equifax Inc. and Equifax Information Services LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed December 3, 2012) (file number 121236237))

10.2
Term Loan Agreement, dated as of September 18 , 2012, by and between the Company, the financial institutions named therein, as lenders, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 19, 2012) (filed September 19, 2012) (file number 121100352)

10.3	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2011) (filed March 22, 2011) (file number 11704203)

10.4
1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998) (filed August 14, 1998) (file number 98687059)

10.5
2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001) (filed June 29, 2001) (file number 1672145)

10.6
2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004) (filed June 30, 2004) (file number 04890067)

10.7
2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007) (filed June 29, 2007) (file number 07948632)

10.8
2011 Omnibus Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 8, 2011) (filed June 24, 2011) (file number 11929448)

10.9
Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.10
Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.11
Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.12
Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.13
Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523))

10.14
Form of Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.15
Form of Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.16
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.17
Form of International Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.18
Form of International Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.19
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) filed August 10, 2011) (file number 111024699)

10.20
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009) (filed May 29, 2009) (file number 09858607))

10.21
Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 3, 2007) (filed December 4, 2007) (file number 071283050))

10.22
Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 3, 2007) (filed December 4, 2007) (file number 071283050)

10.23
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2012) (filed February 8, 2012) (file number 12581529)

10.24
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.25
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585))

10.26
Performance Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.27
Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh(1) (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.28
Service Based Inducement Restricted Stock Unit Award Agreement, dated July 16, 2012, between the Company and Sunita Holzer(1) (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715))

10.29
Form of Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012)2012) (file number 121016715)

10.30
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.31
Service Based Inducement Stock Option Award Agreement, dated August 15, 2012, between the Company and Thomas E. Hogan(1) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012) (filed November 6, 2012) (file number 121182933))

10.32
Deferred Compensation Plan, amended and restated effective December 31, 2012(1) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated February 5, 2013) (filed February 5, 2013) (file number 13572100))

10.33
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 28, 2007) (filed November 1, 2007) (file number 071207160)

10.34
Amended and Restated Management Agreement with Michael W. Laphen, effective December 20, 2010(1) (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.35
Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) (filed February 22, 2010) (file number 10622679)

10.36
2010 Non-Employee Director Stock Incentive Plan(1) (incorporated by reference to Appendix E to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2010) (filed June 25, 2010) (file number 10916246)

10.37
1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997) (filed July 2, 1997) (file number 97522260)

10.38
2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006) (filed June 22, 2006) (file number 06918523)

10.39
Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.40
Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.35 to the Company's Current Report on Form 8-K dated December 5, 2005) (filed December 6, 2005) (file number 051246311)

10.41
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.42
Retention Letter with William L. Deckelman, Jr. effective August 22, 2011(1) (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011) (filed November 9, 2011 (file number 111191131)

10.43
Retention Letter with Peter Allen effective August 22, 2011(1) (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011) (filed November 9, 2011 (file number 111191131)

10.44
Retention Letter with Randy Phillips, effective October 16, 2011(1)(incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011) (filed February 8, 2012) (file number 12581569)

10.45
Succession Agreement with Michael W. Laphen effective October 18, 2011(1) (incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011) (filed February 8, 2012) (file number 12581569)

10.46
Separation Agreement with Russell H. Owen effective September 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 2011) (filed September 16, 2011) (file number 111094271)

21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

99.1
Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to Exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K dated December 16, 2008) (filed December 16, 2008) (file number 081252513)

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1) Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	May 15, 2013	By:	/s/ J. Michael Lawrie
		Name:	J. Michael Lawrie
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President, Chief Executive Officer and Director	May 15, 2013
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	May 15, 2013
Paul N. Saleh	(Principal Financial Officer)

/s/ Thomas R. Colan	Vice President and Controller	May 15, 2013
Thomas R. Colan	(Principal Accounting Officer)

/s/ Rodney F. Chase	Chairman of the Board of Directors	May 15, 2013
Rodney F. Chase

Director
Irving W. Bailey

/s/ David J. Barram	Director	May 15, 2013
David J. Barram

/s/ Stephen L. Baum	Director	May 15, 2013
Stephen L. Baum

/s/ Erik Brynjolfsson	Director	May 15, 2013
Erik Brynjolfsson

/s/ Judith R. Haberkorn	Director	May 15, 2013
Judith R. Haberkorn

/s/ Chong Sup Park	Director	May 15, 2013
Chong Sup Park

/s/ Lawrence A. Zimmerman	Director	May 15, 2013
Lawrence A. Zimmerman