Form 10-Q
period 2013-06-28
COMPUTER SCIENCES CORP
filed 2013-08-07
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 28, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
147,688,288 shares of Common Stock, $1.00 par value, were outstanding on July 26, 2013.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended
(Amounts in millions, except per-share amounts)	June 28, 2013	June 29, 2012

Revenues	$3,260	$3,633

Costs of services (excludes depreciation and amortization and restructuring costs)	2,466	2,977
Selling, general and administrative	292	281
Depreciation and amortization	255	262
Restructuring costs	7	27
Interest expense	39	44
Interest income	(4)	(5)
Other (income) expense, net	(1)	12
Total costs and expenses	3,054	3,598

Income from continuing operations before taxes	206	35
Taxes on income	65	18
Income from continuing operations	141	17
Income from discontinued operations, net of taxes	18	25
Net income	159	42
Less: net income attributable to noncontrolling interest, net of tax	3	2
Net income attributable to CSC common stockholders	$156	$40

Earnings per common share
Basic:
Continuing operations	$0.92	$0.10
Discontinued operations	0.12	0.16
	$1.04	$0.26
Diluted:
Continuing operations	$0.91	$0.10
Discontinued operations	0.11	0.16
	$1.02	$0.26

Cash dividend per common share	$0.20	$0.20

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012

Net income	$159	$42

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(84)	(127)
Pension and other postretirement benefit plans	15	14
Other comprehensive (loss) income, net of taxes	(69)	(113)

Comprehensive income (loss)	90	(71)
Less: comprehensive income attributable to noncontrolling interest, net of taxes	4	3
Comprehensive income (loss) attributable to CSC common shareholders	$86	$(74)

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	June 28, 2013	March 29, 2013

ASSETS
Cash and cash equivalents	$1,929	$2,054
Receivables,net of allowance for doubtful accounts of $41 (fiscal 2014) and $48 (fiscal 2013)	2,880	3,199
Prepaid expenses and other current assets	551	420
Total current assets	5,360	5,673

Property and equipment, net of accumulated depreciation of $3,443 (fiscal 2014) and $3,467 (fiscal 2013)	2,114	2,184
Software, net of accumulated amortization of $1,576 (fiscal 2014) and $1,523 (fiscal 2013)	611	611
Outsourcing contract costs, net of accumulated amortization of $996 (fiscal 2014) and $968 (fiscal 2013)	487	505
Goodwill, net	1,444	1,516
Other assets	850	762
Total Assets	$10,866	$11,251

LIABILITIES
Short-term debt and current maturities of long-term debt	$243	$234
Accounts payable	316	373
Accrued payroll and related costs	605	653
Accrued expenses and other current liabilities	1,255	1,425
Deferred revenue and advance contract payments	629	630
Income taxes payable and deferred income taxes	31	34
Total current liabilities	3,079	3,349

Long-term debt, net of current maturities	2,461	2,498
Income tax liabilities and deferred income taxes	494	501
Other long-term liabilities	1,720	1,743

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 156,924,684 (fiscal 2014) and 158,984,279 (fiscal 2013)	157	159
Additional paid-in capital	2,158	2,167
Earnings retained for use in business	2,609	2,564
Accumulated other comprehensive loss	(1,424)	(1,354)
Less common stock in treasury, at cost, 8,960,516 (fiscal 2014) and 8,819,517 shares (fiscal 2013)	(407)	(401)
Total CSC stockholders’ equity	3,093	3,135
Noncontrolling interest in subsidiaries	19	25
Total Equity	3,112	3,160
Total Liabilities and Equity	$10,866	$11,251

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	159	42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	262
Stock-based compensation	17	7
(Gain) loss on dispositions	(25)	3
Excess tax benefit from stock based compensation	(3)	—
Unrealized foreign currency exchange gain	(12)	(22)
Other non cash charges, net	4	18
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	34	(97)
(Decrease) increase in liabilities	(216)	8
Net cash provided by operating activities	213	221

Cash flows from investing activities:
Purchases of property and equipment	(101)	(122)
Outsourcing contracts	(20)	(31)
Business dispositions	56	2
Software purchased and developed	(47)	(46)
Other investing activities, net	11	18
Net cash used in investing activities	(101)	(179)

Cash flows from financing activities:
Borrowings under lines of credit	—	54
Repayment of borrowings under lines of credit	—	(48)
Principal payments on long-term debt	(60)	(65)
Proceeds from stock options and other common stock transactions	16	—
Excess tax benefit from stock-based compensation	3	—
Repurchase of common stock and acquisition of treasury stock	(127)	—
Dividend payments	(30)	(31)
Other financing activities, net	(9)	(7)
Net cash used in financing activities	(207)	(97)
Effect of exchange rate changes on cash and cash equivalents	(30)	(38)
Net decrease in cash and cash equivalents	(125)	(93)
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at end of period	$1,929	$1,000

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$2,564	$(1,354)	$(401)	$3,135	$25	$3,160
Net income				156			156	3	159
Other comprehensive loss					(70)		(70)	1	(69)
Stock-based compensation expense			17				17		17
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	770	1	15				16		16
Share repurchase program	(2,829)	(3)	(41)	(83)			(127)		(127)
Cash dividends declared				(30)			(30)		(30)
Noncontrolling interest distributions and other				2			2	(10)	(8)
Balance at June 28, 2013	156,925	$157	$2,158	$2,609	$(1,424)	$(407)	$3,093	$19	$3,112

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				40			40	2	42
Other comprehensive loss					(114)		(114)	1	(113)
Stock-based compensation expense			7				7		7
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	194		(2)				(2)		(2)
Cash dividends declared				(31)			(31)		(31)
Noncontrolling interest distributions and other						1	1	$(8)	(7)
Balance at June 29, 2012	163,914	$164	$2,173	$1,939	$(1,207)	$(391)	$2,678	$50	$2,728

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters ended June 28, 2013 and June 29, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013 (fiscal 2013). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 28, 2014 (fiscal 2014).

With the beginning of fiscal 2014, the Company began operating under new reportable segments. The new reportable segments are North American Public Sector (NPS), Global Infrastructure Services (GIS) and Global Business Services (GBS) (see Note 13). All prior period segment disclosures have been recast to reflect the Company's change in reportable segments.

The Consolidated Condensed Statements of Operations, of Comprehensive Income (Loss) and of Changes in Equity, along with the related notes, for the quarter ended June 29, 2012, have been recast from those presented in the previously filed Form 10-Q to reflect discontinued operations of the two businesses sold in fiscal 2014 and the three businesses sold in fiscal 2013 (see Note 3).

The Consolidated Condensed Balance Sheet for the year ended March 29, 2013 has not been recast to reflect the assets and liabilities divested as a result of the two fiscal 2014 discontinued operations. The Consolidated Condensed Statements of Cash Flows for the quarters ended June 28, 2013 and June 29, 2012 include both continuing and discontinued operations.

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the quarters presented:

	Quarter Ended
(Amounts in millions, except per-share data)	June 28, 2013	June 29, 2012
Gross favorable	$17	$9
Gross unfavorable	(9)	(28)
Total net adjustments, before taxes and non-controlling interest	$8	$(19)

Impact on diluted EPS from continuing operations	$0.02	$(0.08)

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $44 million and $48 million as of June 28, 2013 and March 29, 2013, respectively.

Depreciation expense was $169 million and $177 million for the quarters ended June 28, 2013 and June 29, 2012, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first quarter of fiscal year 2014, the Company adopted the following Accounting Standard Updates (ASUs):

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefits When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this update are consistent with CSC's existing practices and adoption of the amendments in this update did not have a material effect on CSC's Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI),” which requires entities to disclose the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the amendments of this update during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Condensed Financial Statements (see Note 11).

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which was subsequently amended in January 2013 when the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. Together, these ASUs provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or (2) are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in these updates became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted the amendments in this update during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Condensed Financial Statements (see Note 7).

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For CSC, the amendments of this ASU will be effective in fiscal 2015. The Company is in the process of evaluating the impact of adopting the ASU on CSC's Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which resolves the diversity in practice about whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For CSC, the amendments of this ASU will be effective in fiscal 2015. The Company is in the process of evaluating the impact of adopting the ASU on CSC's Consolidated Condensed Financial Statements.

Note 3 –	Acquisitions and Divestitures

Fiscal 2013 Acquisition

In the second quarter of fiscal 2013, CSC acquired a privately-held entity for $35 million in an all-cash transaction. The entity was acquired primarily to enhance CSC's capabilities in Big Data processing and analytics, a next-generation service offering. The purchase price was allocated to net assets acquired based on estimates of fair value at the date of acquisition: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. The goodwill is associated with the Company's NPS segment and is tax-deductible.

The financial results of the acquired business have been included in the Company’s Consolidated Condensed Financial Statements from the date of acquisition. Pro forma financial information for this acquisition is not presented as it is not material to CSC’s consolidated results.

Divestitures

Discontinued Operations

Fiscal 2014

On May 26, 2013, CSC entered into an agreement to sell its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor. This disposition reflects CSC's ongoing service portfolio optimization initiative, and the results of ATD are presented as discontinued operations in the Consolidated Condensed Statements of Operations. As the transaction had not closed as of June 28, 2013, the assets and liabilities of ATD have been classified as held-for-sale in the Company's Consolidated Condensed Balance Sheet as follows: $144 million of current assets included within prepaid expenses and other current assets, $62 million of non-current assets including, $43 million of goodwill and $19 million other long-term assets included within other assets, $69 million of current liabilities included within accrued expenses and other current liabilities, and $37 million of non-current liabilities included within other long-term liabilities. The divestiture of ATD was completed on July 19, 2013 (see Note 18).

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO) to a financial investor for cash consideration of $43 million plus a net working capital adjustment receivable of $4 million, for a pre-tax gain on disposal of $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs. The divested assets and liabilities included current assets of $9 million included within prepaid expenses and other current assets, $14 million of non-current assets including, $12 million of goodwill and $2 million of other long-lived assets included within other assets, and current liabilities of $1 million included within accrued expenses and other current liabilities. This business was included in CSC's GBS Segment. The divestiture reflects CSC's focus on next-generation product and service offerings, and the results of this business have been included in the Company's Consolidated Condensed Statements of Operations as discontinued operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fiscal 2013

During fiscal 2013, CSC completed the divestiture of three businesses within its GBS Segment: the U.S.-based credit services business, the Italian consulting and system integration business, and an enterprise systems integration business with operations in Malaysia and Singapore. These divestitures reflect the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services and are presented in the Company's Consolidated Condensed Statements of Operations as discontinued operations.

The Company received cash proceeds of $1,003 million for the sale of its U.S.-based credit services business of which $2 million was received in the first quarter of fiscal 2014 for a subsequent net working capital adjustment. For its sale of the enterprise system integration business, the Company received $90 million in cash and expects to receive another $14 million for net working capital and other adjustments. For the disposal of its Italian consulting and systems integration business, the Company paid $35 million (plus $8 million of cash included in the divested entity's net assets sold) but expects to receive $5 million back from the buyer for a purchase price adjustment. Both the $14 million and $5 million described above are recorded as receivables.

These three divestitures resulted in a total fiscal 2013 pre-tax gain of $769 million (after-tax gain of $417 million), representing the excess of the proceeds over the carrying value of the net assets of the divested businesses, net of transaction costs of $11 million. As noted above, there was an additional $2 million pre-tax gain recorded during the first quarter of fiscal 2014.

The fiscal 2013 divested assets and liabilities included current assets of $129 million, property and equipment and other long-lived assets of $11 million, goodwill of $241 million, and liabilities of $85 million. These three divestitures are reported in the Company's Consolidated Condensed Statements of Operations as income from discontinued operations, net of taxes.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended
	June 28, 2013	June 29, 2012
Operations
Revenue	$173	$324

Income from discontinued operations, before taxes	10	39
Tax expense	4	14
Net income from discontinued operations	$6	$25

Disposal
Gain on disposition, before taxes	$25	$—
Tax expense	13	—
Gain on disposition, net of taxes	$12	$—

Income from discontinued operations, net of taxes	$18	$25

The tax expense for the quarters ended June 28, 2013 and June 29, 2012 approximates the U.S. federal and state statutory income tax rate applied to income before tax as the operations were located in the U.S. The primary difference between the book and tax gains on the sale of the flood insurance BPO business was the write-off of approximately $12 million of goodwill, the majority of which was not deductible for tax purposes.

Other Divestiture

During the fourth quarter of fiscal 2013, the Company sold Paxus, its Australian information technology staffing business unit. This divestiture did not qualify to be presented as discontinued operations because of CSC's significant continuing

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

business relationship with the divested entity. The total consideration for this divestiture was $79 million, of which $63 million was received in cash and $16 million was recorded as a receivable at the end of fiscal 2013. Of the total receivable, the Company received, during the first quarter for fiscal 2014, cash of $10 million and offset $6 million against a current payable due to the buyer. This sale resulted in a pre-tax gain of $38 million, representing the excess of proceeds over the carrying value of the net assets divested, net of transaction costs of $3 million. The divested assets and liabilities included current assets of $41 million, property and equipment and other long-lived assets of $2 million, and liabilities of $5 million. There was no tax expense or benefit on the gain on sale of Paxus because the Company had sufficient capital losses in its Australian business unit, for which a valuation allowance had previously been provided, that completely offset the capital gain.

Note 4 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our former Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the former MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist with their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, CSC has incurred and may continue to incur significant legal and accounting expenditures. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first three months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Fiscal 2014 First Quarter Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(9)	$(9)
Fiscal 2013	—	6	7	13
Fiscal 2012	79	7	(3)	83
Fiscal 2011	(29)	(22)	2	(49)
Prior fiscal years (unaudited)	(50)	9	3	(38)

See Note 13 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the three months ended June 28, 2013 and June 29, 2012, respectively.

Fiscal 2014 Adjustments

During the first quarter of fiscal 2014, the Company identified and recorded net adjustments increasing income from continuing operations, before taxes by $9 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes comprised of the following:

•	net adjustments decreasing income from continuing operations before taxes by $13 million resulting primarily from revenues and costs in its GBS segment;

•	net adjustments increasing income from continuing operations before taxes by $8 million resulting from the correction of payroll expenses within its GBS segment; and

•	net adjustments increasing income from continuing operations before taxes by $14 million resulting primarily from adjustments identified by the Company late in the fiscal 2013 closing process.

Adjustments recorded during the first quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $2 million. The difference is attributable to the tax effect of the adjustments described above, and $2 million of tax expense related to net adjustments that should have been recorded in prior periods.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The impact of out of period adjustments recorded during the first quarter of fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter ended June 28, 2013, using the rollover method, is shown below:

	Quarter Ended June 28, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,260	$19	$3,279
Costs of services (excludes depreciation and amortization and restructuring costs)	2,466	26	2,492
Selling, general and administrative	292	—	292
Depreciation and amortization	255	—	255
Restructuring costs	7	2	9
Interest expense	39	—	39
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	206	(9)	197
Taxes on income	65	(11)	54
Income from continuing operations	141	2	143
Income from discontinued operations, net of taxes	18	—	18
Income attributable to CSC common shareholders	156	2	158
EPS – Diluted
Continuing operations	$0.91	$0.01	$0.92
Discontinued operations	0.11	—	0.11
Total	$1.02	$0.01	$1.03

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 28, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($2 million increase);

•	Other assets ($4 million increase);

•	Accrued payroll and related costs ($8 million decrease )

•	Deferred revenue ($18 million increase); and

•	Accrued expenses and other current liabilities ($14 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded during the first quarter of fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2014.

Fiscal 2013 Adjustments

During the first quarter of fiscal 2013, the Company recorded net adjustments primarily in its NPS and GBS segments reducing income from continuing operations before taxes by $1 million that should have been recorded in prior fiscal years. The out of period adjustments recorded in the first quarter of fiscal 2013 consisted of $17 million of charges reducing income from continuing operations before taxes and $16 million of adjustments increasing income from continuing operations before taxes. These net adjustments increased income from continuing operations by $5 million. The difference is attributable to the tax effect of the adjustments described above, and a $2 million tax benefit recorded in the first quarter of fiscal 2013 but related to prior periods.

During subsequent periods, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first quarter of fiscal 2013. Had such adjustments been recorded in the first quarter of fiscal 2013, income from continuing operations before taxes would have decreased by $2 million, of which $4 million

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

relates to adjustments identified during the first quarter of fiscal 2014. Had such adjustments been recorded in the first quarter of fiscal 2013, there would have been no net effect on income from continuing operations.

The impact of out of period adjustments recorded during fiscal 2013 and the first quarter of fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter ended June 29, 2012, using the rollover method, is shown below:

	Quarter Ended June 29, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,633	$6	$3,639
Costs of services (excludes depreciation and amortization and restructuring costs)	2,977	1	2,978
Selling, general and administrative	281	3	284
Depreciation and amortization	262	(2)	260
Restructuring costs	27	5	32
Interest expense	44	—	44
Other (income) expense	12	—	12
Income from continuing operations before taxes	35	(1)	34
Taxes on income	18	4	22
Income from continuing operations	17	(5)	12
Loss from discontinued operations, net of taxes	25	—	25
Net income attributable to CSC common shareholders	40	(5)	35
EPS – Diluted
Continuing operations	$0.10	$(0.03)	$0.07
Discontinued operations	0.16	—	0.16
Total	$0.26	$(0.03)	$0.23

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 29, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($2 million increase);

•	Prepaid expenses and other current assets ($2 million decrease);

•	Property and equipment ($3 million decrease);

•	Accrued payroll and related costs ($1 million decrease)

•	Deferred revenue ($7 million increase); and

•	Accrued expenses and other current liabilities ($10 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2013.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 –	Earnings Per Share

Basic earnings per common share (EPS) and diluted earnings per share are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	June 28, 2013	June 29, 2012

Net income attributable to CSC common shareholders
From continuing operations	$138	$15
From discontinued operations	18	25
	$156	$40
Common share information:
Weighted average common shares outstanding for basic EPS	149.854	155.227
Dilutive effect of stock options and equity awards	2.384	0.420
Shares for diluted earnings per share	152.238	155.647

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.92	$0.10
Discontinued operations	0.12	0.16
Total	$1.04	$0.26

Diluted EPS:
Continuing operations	$0.91	$0.10
Discontinued operations	0.11	0.16
Total	$1.02	$0.26

Stock options whose exercise price exceeded the average market price of the Company’s common stock and therefore were anti-dilutive, were excluded from the diluted earnings per share computation. The number of shares related to such stock options was 7,720,029 for the quarter ended June 28, 2013 and 18,651,252 for the quarter ended June 29, 2012.

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following tables presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of June 28, 2013 and March 29, 2013:

	As of June 28, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$553	$553	$—	$—
Time deposits	393	393	—	—
Derivative assets	8	—	8	—
Total assets	$954	$946	$8	$—

Liabilities:
Derivative liabilities	$17	$—	$17	$—
Total liabilities	$17	$—	$17	$—

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of March 29, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$464	$464	$—	$—
Time deposits	393	393	—	—
Short term investments	6	6	—	—
Derivative assets	5	—	5	—
Total assets	$868	$863	$5	$—

Liabilities:
Derivative liabilities	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents; short-term investments and derivative assets are included in prepaid expenses and other current assets; and derivative liabilities are included in other accrued expenses. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

Derivative assets and liabilities include foreign currency forward contracts and currency options. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a nonrecurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarter ended June 28, 2013.

Financial Instruments

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $2,096 million and $2,119 million, and the estimated fair value was $2,270 million and $2,324 million, as of June 28, 2013, and March 29, 2013, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of June 28, 2013, the Company had $15 million of accounts receivable, $10 million of related allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

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

The notional amount of the foreign currency forward contracts outstanding as of June 28, 2013 and March 29, 2013 was $893 million and $993 million, respectively. The notional amount of option contracts outstanding as of June 28, 2013 and March 29, 2013 was $583 million and $744 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $8 million and $17 million, respectively, as of June 28, 2013, and $5 million and $11 million, respectively, as of March 29, 2013 (see Note 6).

As a result of the use of derivative instruments, the Company is subject to counterparty credit risk. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of June 28, 2013, there were seven counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $7 million.

In the Consolidated Condensed Balance Sheets, it is the Company's policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	June 28, 2013		March 29, 2013
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross derivatives recognized in consolidated condensed balance sheets	$8	$17	$5	$11
Gross amounts not offset in the consolidated condensed balance sheets (1)	1	1	2	2
Net amount	$7	$16	$3	$9

(1) These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 –	Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$2	$3	$7	$8
Interest cost	38	40	30	31
Expected return on assets	(51)	(40)	(37)	(31)
Amortization of unrecognized net loss and other	11	11	6	5
Contractual termination benefits	—	—	1	5
Net periodic pension cost	$—	$14	$7	$18

The Company contributed $28 million to the defined benefit pension plans during the quarter ended June 28, 2013. In aggregate, the Company expects to contribute approximately $121 million during fiscal 2014.

The components of net periodic benefit cost for postretirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Service cost	$1	$1
Interest cost	2	3
Expected return on assets	(1)	(2)
Amortization of unrecognized net loss and other	3	4
Net provision for postretirement benefits	$5	$6

The Company contributed $1 million to the postretirement benefit plans during the quarter ended June 28, 2013. The Company expects to contribute approximately $9 million to the postretirement benefit plans during fiscal 2014.

Note 9 –	Income Taxes

The Company's effective tax rate (ETR) was 31.6% and 51.4% for the first quarters ended June 28, 2013 and June 29, 2012, respectively. The primary drivers of the ETR for the first quarters ended June 28, 2013 and June 29, 2012, respectively, were the change in valuation allowances in non-U.S. jurisdictions and the global mix and amount of income. For the tax impact of discontinued operations, see Note 3.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2014 compared to the fiscal 2013 year-end.

The IRS is examining the Company's federal income tax returns for fiscal years 2008 through 2010. During the first quarter of fiscal 2014, the IRS indicated they need additional time to complete the examination. Therefore, the Company now expects to reach a resolution during fiscal year 2015. In addition, the statute of limitation for these fiscal years is currently expected to close during fiscal year 2015. The significant item subject to examination primarily relates to foreign exchange losses. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $9 million, excluding interest, penalties, and tax carryforwards.

Note 10 –	Stock Incentive Plans

As of June 28, 2013, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarters ended June 28, 2013 and June 29, 2012, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Cost of services	$6	$3
Selling, general and administrative	11	4
Total	$17	$7
Total, net of tax	$11	$4

The Company’s overall stock-based compensation granting practice has not changed significantly year over year. Adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs increased stock-based compensation expense recognized for the three months ended June 28, 2013 by $6 million, which is predominantly represented by participants in selling, general and administrative positions. An adjustment to reflect actual forfeiture experience for the prior fiscal year decreased stock-based compensation expense recognized for the three months ended June 28, 2013 and June 29, 2012 by $4 million and $3 million, respectively.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant date fair values of stock options granted during the three months ended June 28, 2013 and June 29, 2012 were $13.10, and $7.03 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Quarter ended
	June 28, 2013	June 29, 2012
Risk-free interest rate	1.27%	1.13%
Expected volatility	34%	36%
Expected term (in years)	6.47	6.45
Dividend yield	1.72%	2.87%

During the three months ended June 28, 2013 and June 29, 2012, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $6 million and $2 million, respectively, and an excess tax benefit of $3 million and $0 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the redemption of RSUs. As of June 28, 2013, 10,172,180 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	As of June 28, 2013
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as March 29, 2013	15,140,567	$43.23	5.45	$113
Granted	2,059,857	44.67
Exercised	(466,283)	36.83		4
Canceled/Forfeited	(692,297)	32.75
Expired	(741,959)	51.94
Outstanding as of June 28, 2013	15,299,885	43.67	5.86	56
Vested and expected to vest in the future as of June 28, 2013	15,005,999	43.77	5.76	54
Exercisable as of June 28, 2013	10,943,403	46.58	4.49	22

The total intrinsic value of options exercised during the three months ended June 28, 2013 and June 29, 2012, was $4 million and $0 million, respectively. The cash received from stock options exercised during the three months ended June 28, 2013 and June 29, 2012 was $16 million and $0 million, respectively.

As of June 28, 2013, there was $46 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.34 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company issued at a price of $0. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee's status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares are forfeited.

The Company grants RSUs with service and performance-based vesting terms. Service-based RSUs, generally vest over periods of three to five years. The number of performance-based RSUs that ultimately vest is dependent upon the Company's achievement of certain specified performance criteria over a three-year period. Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. In fiscal 2013, performance-based RSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the first quarter of fiscal 2014, shares were released due to meeting the company performance targets in fiscal year 2013. The probable achievement was also increased to the maximum payout based on management's expectation of meeting the performance criteria resulting in additional expense recognized as previously discussed. In the table below, such awards are reflected at the number of shares to be settled upon achievement of target performance measures.

During the three months ended June 28, 2013, certain executives were awarded service-based RSUs for which the shares are redeemable over the 10 anniversaries following the executive’s separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executives separation of service. For the certain executives who joined the company in fiscal year 2013 and after, the awards vest at age 62, or 50% of the award partially vests at age 55 with 5 years service with an additional 10% vesting each additional year of service up to 10 years of service. Prior to fiscal year 2013, awards vested at age 65 or 55 and 10 years of service.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning RSUs granted under stock incentive plans is as follows:

	As of June 28, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	2,263,272	$31.53
Granted	974,885	44.67
Released/Issued	(302,135)	32.31
Canceled/Forfeited	(310,511)	40.32
Outstanding as of June 28, 2013	2,625,511	35.57

As of June 28, 2013, there was $83 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.65 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of June 28, 2013, 72,400 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	As of June 28, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	188,445	$39.85
Granted	—	—
Released/Issued	—	—
Canceled/Forfeited	—	—
Outstanding as of June 28, 2013	188,445	39.85

When a holder of RSUs ceases to be a director of the Company, the vested RSUs are automatically redeemed for shares of CSC common stock and dividend equivalents with respect to such shares. The number of shares to be delivered upon redemption is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election, the RSUs may be redeemed (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11 –	Stockholder's Equity

Stock Repurchase Program

In December 2010, the Company’s board of directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC has been implementing the program through purchases in compliance with Securities and Exchange Commission rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the repurchase program.

During the first quarter of fiscal 2014, 2,829,113 shares were purchased through open market purchases for an aggregate consideration of $127 million at a weighted average price of $44.78 per share. The repurchased shares were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings. During the first quarter of fiscal 2013, no shares were repurchased through open market purchases.

Accumulated Other Comprehensive Loss

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarters ended June 28, 2013 and July 29, 2012, respectively:

For the three months ended June 28, 2013 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(85)	$1	$(84)
Pension and other postretirement benefit plans:
Net actuarial gain/loss arising during the year (1)	1	—	1
Amortization of net actuarial loss (2)	20	(6)	14
Total pension and other postretirement benefit plans	21	(6)	15
Total other comprehensive loss	$(64)	$(5)	$(69)

(1)	Represents the result of remeasurement of pension liability associated with a non-US pension plan.

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic postretirement benefit cost of the first quarter of fiscal 2014 (see Note 8).

For the three months ended June 29, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(128)	$1	$(127)
Pension and other postretirement benefit plans:
Amortization of net actuarial loss (1)	19	(5)	14
Total pension and other postretirement benefit plans	19	(5)	14
Total other comprehensive loss	$(109)	$(4)	$(113)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic postretirement benefit cost of the first quarter of fiscal 2014 (see Note 8).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables show the changes in accumulated other comprehensive loss, for the quarters ended June 28, 2013 and July 29, 2012, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 29, 2013	$77	$(1,431)	$(1,354)
Current-period other comprehensive (loss) income, net of taxes	(84)	1	(83)
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest	—	13	13
Balance at June 28, 2013	$(7)	$(1,417)	$(1,424)

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive loss, net of taxes	(127)	—	(127)
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest	—	13	13
Balance at June 29, 2012	$33	$(1,240)	$(1,207)

Note 12 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Quarter ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Interest	$16	$17
Taxes on income, net of refunds	21	32

Non-cash investing activities include the following:

	Quarter ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Capital expenditures in accounts payable and accrued expenses	$41	$46
Capital expenditures through capital lease obligations	32	45

Non-cash financing activities for both quarters ended June 28, 2013 and June 29, 2012, included common share dividends declared but not yet paid of $30 million.

Note 13 –	Segment Information

CSC is a global leader of information technology (IT) and professional services and solutions. During fiscal 2013, the Company had undertaken numerous organizational and operational changes to align the Company's leadership, assets, and operating model with this strategy. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next generation offerings for commercial and government clients. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014.

CSC's applications development, testing, and maintenance businesses were transferred from the former MSS segment to the former Business Solutions and Services segment, resulting in the new GIS and GBS reportable segments, respectively. There were no changes to the NPS reportable segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company’s new reportable segments are as follows:

•
GBS – The GBS segment comprises three units: Consulting, Industry Software & Solutions, and Applications Services. The Consulting business is a global leader in helping large organizations, public-sector entities, and local businesses innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. Industry Software & Solutions is a leader in industry-based software, services, and business process services and outsourcing. Software solutions and process-based intellectual property power mission-critical transaction engines in insurance, banking, healthcare and life sciences. Applications Services optimizes and modernizes clients' application portfolio and information services sourcing strategy, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the agile "as a Service - Economy" (aaS).

•
GIS – GIS provides managed and virtual desktop solutions, mobile device management, unified communications and collaboration services, data center management, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next generation Cloud offerings, including secure Infrastructure as a Service (IaaS), private Cloud solutions, CloudMail and Storage as a Service (SaaS). To provide clients with uniquely differentiated offerings and expanded market coverage, GIS also collaborates with a select number of strategic partners. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, augment capabilities, and jointly deliver impactful solutions. CSC seeks to capitalize on an emerging market trend - to rebundle the IT stack on virtualized infrastructure. GIS offerings are designed for any enterprise - from national, multinational and global enterprises. The GIS segment is similar to the former Managed Services Sector (MSS), absent the applications development, testing and maintenance businesses, which are now included in Global Business Services.

•
NPS – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging CSC's commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. Evolving government priorities such as: 1) IT efficiency, which includes data center consolidation and next generation cloud technologies, 2) cyber security, 3) immigration reform, 4) mission intelligence driven by big data solutions, and 5) health IT and informatics, drive demand for NPS offerings.

The following table summarizes operating results by reportable segment. Segment results for the quarter ended June 29, 2012 have been recast to reflect the change in reportable segments. In addition, segment results for the quarter ended June 29, 2012 have been adjusted from amounts previously reported to reflect discontinued operations (see Note 3).

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended June 28, 2013
Revenues	$1,083	$1,150	$1,053	$4	$(30)	$3,260
Operating income	101	82	121	—	—	304
Depreciation and amortization	41	174	37	3	—	255

Quarter ended June 29, 2012
Revenues	$1,278	$1,203	$1,183	$3	$(34)	$3,633
Operating income (loss)	66	16	93	(29)	—	146
Depreciation and amortization	47	173	40	2	—	262

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Operating income	$304	$146
Corporate G&A	(64)	(60)
Interest expense	(39)	(44)
Interest income	4	5
Other income (expense), net	1	(12)
Income from continuing operations before taxes	$206	$35

During the first quarter of fiscal 2014 and fiscal 2013, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 4). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters ended June 28, 2013 and June 29, 2012, as if the adjustments had been recorded in the appropriate period:

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 28, 2013
Revenues	$1,083	$19	$1,102
Operating income	101	13	114
Depreciation and amortization	41	—	41

Quarter ended June 29, 2012
Revenues	$1,278	$8	$1,286
Operating income	66	(3)	63
Depreciation and amortization	47	1	48

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 28, 2013
Revenues	$1,150	$—	$1,150
Operating income	82	(3)	79
Depreciation and amortization	174	—	174

Quarter ended June 29, 2012
Revenues	$1,203	$—	$1,203
Operating income	16	1	17
Depreciation and amortization	173	(3)	170

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended June 28, 2013
Revenues	$1,053	$—	$1,053
Operating income	121	(1)	120
Depreciation and amortization	37	—	37

Quarter ended June 29, 2012
Revenues	$1,183	$(2)	$1,181
Operating income	93	3	96
Depreciation and amortization	40	—	40

Note 14 –	Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended June 28, 2013:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross *	$1,319	$2,149	$793	$4,261
Accumulated impairment losses *	(671)	(2,074)	—	(2,745)
Balance as of March 29, 2013, net	648	75	793	1,516

Deductions	(12)	—	(43)	(55)
Foreign currency translation	(17)	—	—	(17)

Goodwill, gross	1,290	2,149	750	4,189
Accumulated impairment losses	(671)	(2,074)	—	(2,745)
Balance as of June 28, 2013, net	$619	$75	$750	$1,444

* Both the gross goodwill and accumulated impairment losses amounts have been adjusted by $19 million, to reflect the fully impaired goodwill associated with the fiscal 2013 divested enterprise systems integration business.

As described in Note 13, at the beginning of fiscal 2014, the Company changed its operating model, which resulted in changes to the Company's reportable segments. Concurrent with the change in the reportable segments, the Company reassigned goodwill to its reporting units, using a relative fair value allocation approach. As a result of this reassignment, $50 million of goodwill was reallocated from the former MSS segment to the new GBS segment. The reallocated goodwill is reflected in the goodwill balances as of March 29, 2013, noted above.

The deductions in goodwill relate to classification of a portion of NPS' goodwill to assets held for sale in connection with the sale of ATD and the divestiture of GBS' flood insurance BPO business (see Notes 3 and 18). The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Due to the segment reorganization described above, the Company performed the first step of the goodwill impairment test for all reporting units as of the beginning of the first quarter of fiscal 2014. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Due to the disposal of the flood insurance BPO business during May 2013, the Company performed an assessment to determine whether the remaining goodwill of GBS' Industry Software and Solutions (IS&S) reporting unit, which contained the divested business, might be impaired. The Company determined that no impairment existed. In addition, due to the classification of the ATD as discontinued operations during May 2013, CSC performed the first step of the goodwill impairment test for the remaining business of the NPS reporting unit. The fair value of the reporting unit exceeded its carrying value, and the second step of the goodwill impairment test was not required.

At the end of the first quarter of fiscal 2014, the Company assessed whether there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units with goodwill, and therefore, it was unnecessary to perform the first step of the two-step impairment testing process as of June 28, 2013. The fair values of all of our reporting units were substantially in excess of their carrying values based on the step one performed in conjunction with our first quarter fiscal 2014 goodwill reallocation and impairment testing. None of our reporting units were at risk of failing step one at that time.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of June 28, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,483	$996	$487
Software	2,187	1,576	611
Customer and other intangible assets	501	288	213
Total intangible assets	$4,171	$2,860	$1,311

	As of March 29, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,473	$968	$505
Software	2,134	1,523	611
Customer and other intangible assets	512	281	231
Total intangible assets	$4,119	$2,772	$1,347

Amortization related to intangible assets was $98 million and $98 million for the quarters ended June 28, 2013, and June 29, 2012, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $9 million and $10 million and for amortization of contract related intangible assets of $3 million and $3 million in each of the respective quarters. Amortization expense related to capitalized software was $45 million and $44 million for the quarters ended June 28, 2013, and June 29, 2012, respectively.

Estimated amortization expense related to intangible assets as of June 28, 2013, for the remainder of fiscal 2014 is $282 million, and for each of the fiscal years 2015, 2016, 2017 and 2018, is as follows: $328 million, $239 million, $175 million and $128 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15 –	Restructuring Costs

The Company recorded $7 million and $27 million of restructuring costs for the quarters ended June 28, 2013 and June 29, 2012, respectively. The costs recorded during the quarter ended June 28, 2013 were in connection with actions under the Fiscal 2013 plan, and the costs recorded during the quarter ended June 29, 2012 were in connection with actions under the Fiscal 2012 plan, as described below.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers.

Actions under the Fiscal 2013 Plan commenced in September 2012 and management expects that further actions will be taken during fiscal 2014, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2013 Plan as of June 28, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of June 28, 2013
Workforce reductions	$155	$7	$(1)	$(37)	$(1)	$123
Facilities costs	10	—	—	—	—	$10
Other(2)	11	—	—	(10)	—	1
	$176	$7	$(1)	$(47)	$(1)	$134

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 were carried out through the third quarter of fiscal 2013, with only the payments against the liability continuing into fiscal 2014. There were no restructuring costs for the Fiscal 2012 Plan accrued during the first quarter of fiscal 2014.

The composition of the restructuring liability for the Fiscal 2012 Plan as of June 28, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Cash paid	Other(1)	Restructuring liability as of June 28, 2013
Workforce reductions	$9	$(6)	$—	$3
Facilities costs	5	—	(1)	4
Total	$14	$(6)	$(1)	$7

(1)	Foreign currency translation adjustments.

Of the total $141 million restructuring liability as of June 28, 2013, $137 million is a short-term liability and is included in accrued expenses and other current liabilities, and $4 million is included in other long-term liabilities.

The composition of restructuring expenses for the first quarter of fiscal 2014 and fiscal 2013 by segment is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
GBS	$9	$14
GIS	—	13
NPS	—	—
Corporate	(2)	—
Total	$7	$27

Note 16 –	Contract with the U.K. National Health Service

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

Under the IACCN, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under the contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the IACCN, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, and other related services.

Pursuant to the letter agreement signed on March 28, 2013, the parties agreed to modify a small number of financial terms of the IACCN and the NHS confirmed it would make a change compensation payment in accordance with the terms of the IACCN. The NHS paid the change compensation payment of £10 million($15 million) net of value added tax to CSC on March 28, 2013 in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that CSC delivered up to a certain version of the product, in addition to a small number of other changes.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would have reduced the total contract value to approximately £2.1 billion or $3.2 billion (at the June 28, 2013 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the IACCN as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

Note 17 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of June 28, 2013, the Company had $30 million of outstanding surety bonds and $131 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of June 28, 2013, the Company had $87 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of June 28, 2013:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	Fiscal 2014	Fiscal 2015	Fiscal 2016 and thereafter	Total
Surety bonds	$29	$1	$—	$30
Letters of credit	22	42	67	131
Stand-by letters of credit	24	51	12	87
Total	$75	$94	$79	$248

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amends the terms of the current contract and forms the basis on which the parties will finalize a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. See Note 16 for further information relating to the NHS contract and the IACCN.

As previously disclosed in fiscal 2012 and fiscal 2011, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in its former MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with NHS and the possible impact of such matters on the Company's financial statements for years prior to the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, CSC has incurred and may continue to incur significant legal and accounting expenditures. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with these matter at this time. See Note 4 for further information.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on February 20, 2013. On March 5, 2013, the Fourth Circuit denied the petition for permission to appeal the class certification order. On December 14, 2012, the court issued an order extending the expert discovery deadline to

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. On January 13, 2013, the court issued an order extending the expert discovery deadline to April 1, 2013. Motions for summary judgment were filed on March 18, 2013. On May 15, 2013, the Company entered into a stipulation and agreement of settlement with the lead plaintiff to settle all claims in the lawsuit for $97.5 million, which was accrued for as of March 29, 2013 and included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. As of March 29, 2013, the Company has also recorded a receivable of $45 million, which represents the amount recoverable under the Company's corporate insurance policies, and is included in receivables on the Company's Consolidated Balance Sheet. The agreement is subject to approval by the court. On May 24, 2013, the Court entered a Preliminary Approval Order Providing for Notice and Hearing in Connection with Proposed Class Action Settlement. The Preliminary Approval Order scheduled a Settlement Hearing for September 19, 2013.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required defendants to provide to the plaintiff certain of the discovery produced in the federal action. On May 10, 2013, the court continued the stay to May 31, 2013 upon joint motion of the parties. On June 1, 2013, the parties filed a joint motion to continue the stay. On June 28, 2013, the court denied the joint motion to continue the stay and set the matter for trial on January 6, 2014. The parties have been engaged in good faith settlement negotiations and are working towards a potential resolution of the matter. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. On September 5, 2012, Defendants notified the court of the Eastern District of Virginia's ruling in In re Computer Sciences Corporation Securities Litigation. On September 11, 2012, the parties filed a joint status report proposing a schedule for the filing of an amended complaint by plaintiff and for motion to dismiss briefing. Plaintiff filed an amended complaint on September 28, 2012. Upon stipulation of the parties, the court consolidated the Bainto case and Himmel case (described below) and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Plaintiffs certain of the discovery produced in the federal action. A status check is set for August 15, 2013. The parties have been engaged in good faith settlement negotiations and are working towards a potential resolution of the matter. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On October 16, 2012, a separate shareholder derivative action entitled Daniel Himmel v. Michael W. Laphen et al. (No. A-12-670190-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The Himmel complaint is substantively similar to the Bainto complaint, but includes a claim for unjust enrichment and seeks additional injunctive relief. Upon stipulation of the parties, the court consolidated the Bainto case (describe above) and the Himmel case and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. A status check is set for August 15, 2013. The parties have been engaged in good faith settlement negotiations and are working towards a potential resolution of the matter. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

On December 20, 2012, a separate shareholder derivative complaint entitled Shirley Morefield v Irving W. Bailey, II, et al, (Case No. 1:120V1468GBL/TCB) was filed in the United States District Court for the Eastern District of Virginia. The complaint names certain of CSC's current and former directors and officers as defendants and the Company as a nominal defendant. The complaint is similar to the Hung complaint but asserts only a claim for breach of fiduciary duty and alleges that the plaintiff made a demand on the CSC Board prior to commencing suit and that such demand was refused. Motions to dismiss were filed on March 18, 2013. On April 8, 2013, Plaintiff filed an amended complaint. Motions to dismiss the amended complaint were filed on April 17, 2013 and were heard on May 10, 2013. A decision is pending. The Company is unable to estimate any possible loss or range of loss associated with this matter at this time.

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

Note 18 –	Subsequent Events

On July 19, 2013, CSC sold its base operations, aviation and ranges services business unit, the Applied Technology Division within its NPS Segment, to a strategic investor for cash consideration of approximately $178 million. The Company expects to record a pre-tax gain on the disposal (see Note 3).

On August 4, 2013, CSC entered into a strategic partnership agreement with AT&T whereby, AT&T will operate CSC's communications network; CSC will merge its Cloud business hardware infrastructure with AT&T's infrastructure; and CSC will assist AT&T and its customers with updating application products.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2014 versus
First Quarter of Fiscal 2013

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The following discusses the Company's financial condition and results of operations as of and for the first quarter ended June 28, 2013, and the comparable period of the prior fiscal year.

Reportable Segments

CSC is a global leader of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on our client's technology investments through best-in-class industry solutions, domain expertise and global scale.

During fiscal 2013, the Company focused its strategy on leading the next generation of IT services and solutions. CSC has undertaken numerous organizational and operational changes to align the company's leadership, assets, and operating model with this strategy. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next generation offerings for commercial and government clients. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014 and going forward.

The Company’s new reportable segments are as follows:

•
Global Business Services (GBS) – GBS is uniquely positioned to help clients understand and exploit industry trends of IT modernization and virtualization of the IT stack (which consists of hardware, software, networking, storage and computing assets). The segment comprises three units: Consulting, Industry Software & Solutions, and Applications Services. Our Consulting business is a global leader in helping large organizations, public-sector entities, and local businesses innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. Industry Software & Solutions is a leader in industry-based software, services, and business process services and outsourcing. Our software solutions and process-based intellectual property power mission-critical transaction engines in insurance, banking, healthcare and life sciences. Applications Services optimizes and modernizes clients' application portfolio and information services sourcing strategy, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the agile "as a Service - Economy" (aaS). Key competitive differentiators for GBS include our global scale, solution objectivity, depth of industry expertise and end-to-end solutions. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, mobile device management, unified communications and collaboration services, data center management, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next generation Cloud offerings, including secure Infrastructure as a Service (IaaS), private Cloud solutions, CloudMail and Storage as a Service (SaaS). These offerings are designed to provide a rich portfolio of standardized offerings that have predictable outcomes and measurable results while reducing business risk and operating costs for clients. To provide clients with uniquely differentiated offerings and expanded market coverage, GIS also collaborates with a select number of strategic partners. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, augment capabilities, and jointly deliver impactful solutions. The Company seeks to capitalize on an emerging market trend - to rebundle the IT stack on virtualized infrastructure. GIS offerings are designed for any enterprise - from national, multinational and global enterprises. The GIS segment is similar to the former Managed Services Sector (MSS), absent the applications development, testing and maintenance businesses, which are now included in Global Business Services.

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging our commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Evolving government priorities such as: 1) IT efficiency, which includes data center consolidation and next generation cloud technologies, 2) cyber security, 3) immigration reform, 4) mission intelligence driven by big data solutions, and 5) health IT and informatics, drive demand for NPS offerings

Segment results for the first quarter of fiscal 2013 have been recast to reflect the change in reportable segments. In addition, segment results for the first quarter of fiscal 2013 have been adjusted, from amounts previously reported, to reflect discontinued operations (see Note 3 to the Consolidated Condensed Financial Statements).

Overview

The key operating results for the first quarter of fiscal 2014 include:

•	Revenues decreased $373 million, or 10.3%, to $3,260 million, as compared to the first quarter of fiscal 2013. On a constant currency basis(1), revenues decreased $359 million, or 9.9%.

•
Operating income(2) increased to $304 million as compared to operating income of $146 million for the first quarter of fiscal 2013. The operating income margin increased to 9.3% from last year's first quarter margin of 4.0%.

•
Earnings before interest and taxes(3) (EBIT) increased to $241 million as compared to EBIT of $74 million for the first quarter of fiscal 2013. EBIT margin improved to 7.4% from last year's first quarter margin of 2.0%.

•
Income from continuing operations before taxes was $206 million, compared to income from continuing operations before taxes of $35 million in the first quarter of fiscal 2013, an increase of $171 million.

•	Income from discontinued operations, net of taxes, was $18 million, compared to $25 million in the same period of fiscal 2013, a decrease of $7 million.

•	Net income attributable to CSC common shareholders was $156 million, an increase of $116 million from last year's first quarter.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from that used by other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment general and administrative (G&A) expense, excluding corporate G&A. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, interest and other income (expense). A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Operating income	$304	$146
Corporate G&A	(64)	(60)
Interest expense	(39)	(44)
Interest income	4	5
Other income (expense), net	1	(12)
Income from continuing operations before taxes	$206	$35

(3)
Earnings before interest and taxes (EBIT) is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as revenue less costs of services, selling, general and administrative expenses, depreciation and amortization, restructuring costs, and other income (expense). EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to net income from continuing operations is as follows:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Earnings before interest and taxes	$241	$74
Interest expense	(39)	(44)
Interest income	4	5
Taxes on income	(65)	(18)
Income from continuing operations	$141	$17

•
Diluted earnings per share (EPS) was $1.02, an increase of $0.76 as compared to $0.26 for the same period in the prior fiscal year. Diluted EPS was comprised of $0.91 from continuing operations and $0.11 from discontinued operations, as compared to $0.10 and $0.16, respectively, for the same period in the prior fiscal year.

•
The Company announced total contract awards(4)(5) of $2.8 billion, including $1.2 billion for GBS, $0.9 billion for GIS and $0.7 billion for NPS. Total contract awards for the first quarter of fiscal 2013 were $4.0 billion, including $2.1 billion for GBS, $1.1 billion for GIS and $0.8 billion for NPS.

•
Total backlog(6) at the end of the first quarter of fiscal 2014 was $31.8 billion, a decrease of $1.4 billion as compared to the backlog at the end of the first quarter of fiscal 2013 of $33.2 billion. Of the total $31.8 billion backlog, $7.7 billion is expected to be realized as revenue in the remainder of fiscal 2014. Of the total $31.8 billion backlog, $9.1 billion is not yet funded.

•	Days Sales Outstanding (DSO)(7) was 77 days at June 28, 2013, an improvement from 79 days at the end of the first quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(8) was 46.5% at June 28, 2013, an increase of 0.1 percentage points from 46.4% at March 29, 2013.

•
Cash provided by operating activities was $213 million, as compared to $221 million in the prior year. Cash used in investing activities was $101 million, as compared to $179 million in the prior year. Cash used in financing activities was $207 million, as compared to $97 million in the prior year.

•	Free cash flow(9) of $(9) million for the first quarter of fiscal 2014 increased $16 million as compared to the $25 million outflow for the first quarter of fiscal 2013.

(4)
The Company deployed a new global order input system at the beginning of fiscal 2014 to enhance "lead-to-order" management. This new system permits better and more comprehensive tracking of awards, and enabled the implementation of a revised methodology for reporting new bookings. Fiscal 2013 awards have been recast to be consistent for comparison purposes.

(5)
Business awards for GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. Effective fiscal 2014, GBS' policy of tracking awards was made consistent with the existing GIS policy. For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. CSC's business awards, for all periods presented, have been recast to exclude the awards relating to businesses that have been sold.

(6)
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

(7)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes income tax receivables and long-term receivables.

(8)	Debt-to-total capitalization ratio is defined as total current and long-term debt divided by total debt and equity, including noncontrolling interest.

(9)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that of other companies. CSC defines free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter ended
(Amounts in millions)	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$213	$221
Net cash used in investing activities	(101)	(179)
Business dispositions	(56)	(2)
Short-term investments	(5)	—
Payments on capital leases and other long-term asset financings	(60)	(65)
Free cash flow	$(9)	$(25)

Results of Operations

Revenues

Revenues for the GBS, GIS and NPS segments for the quarter ended June 28, 2013 and June 29, 2012 are as follows:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012	Change	Percent Change
GBS	1,083	1,278	(195)	(15.3)
GIS	1,150	1,203	(53)	(4.4)
NPS	$1,053	$1,183	$(130)	(11.0)%
Corporate	4	3	1	-
Subtotal	3,290	3,667	(377)	(10.3)
Eliminations	(30)	(34)	4	-
Total Revenue	$3,260	$3,633	$(373)	(10.3)%

The major factors affecting the percent change in revenues for the quarter ended June 28, 2013 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—	(0.5)	(14.8)	(15.3)
GIS	—	(0.7)%	(3.7)	(4.4)
NPS	0.3%	—	(11.3)%	(11.0)%
Cumulative Net Percentage	0.1%	(0.4)%	(10.0)%	(10.3)%

Global Business Services

GBS segment revenue for the first quarter of fiscal 2014 decreased $195 million, or 15.3%, as compared to the same period of fiscal 2013. In constant currency, revenue for the first quarter decreased $189 million, or 14.8%, as compared to the same period of fiscal 2013. Excluding the effect of the divestiture, GBS' constant currency revenue decreased $117 million or 9.2%.

The first quarter revenue was unfavorably impacted by the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit, which contributed $79 million of revenue during the first quarter of fiscal 2014, of which $72 million did not repeat in fiscal 2014 (see Note 3 to the Consolidated Condensed Financial Statements). In addition, $55 million of milestone revenue realized on the NHS contract, during the first quarter of fiscal 2013, did not reoccur in fiscal 2014. The revenue decrease within the industry software and solutions (IS&S) business was also impacted by adverse fiscal 2014 revenue adjustments of $19 million (see Note 4 to the Consolidated Condensed Financial Statements). Revenue in the consulting business was down as the business transformed to leading edge solutions in banking, insurance, healthcare and manufacturing.

GBS had contract awards of $1.2 billion in the first quarter of fiscal 2014, as compared to awards of $2.1 billion in the first quarter of fiscal 2013.

Global Infrastructure Services

GIS segment revenue decreased $53 million, or 4.4%, for the quarter ended June 28, 2013, as compared to the same period of fiscal 2013. In constant currency, revenue for the first quarter decreased $45 million, or 3.7%, as compared to the same period of fiscal 2013.

The decrease in GIS' internal revenue change was a result of reduced revenue of $36 million from contracts that terminated or concluded, and reduced revenue of $23 million from existing contracts primarily due to price-downs, contract modifications and lower pass-through revenue; partially offset by increased revenue of $16 million from new client engagements acquired in fiscal 2013.

GIS had new contract awards of $0.9 billion in the first quarter of fiscal 2014 as compared to $1.1 billion same period of fiscal 2013. One of the industry trends is a shift toward smaller contract awards. The Company is participating in this trend and is winning a higher volume of smaller value deals, which is driving the year-over-year trend in new contract awards.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	June 28, 2013	June 29, 2012(1)(2)	Change	Percent Change
Department of Defense	$595	$697	$(102)	(14.6)%
Civil Agencies	405	424	(19)	(4.5)
Other (3)	53	62	(9)	(14.5)
Total	1,053	$1,183	(130)	(11.0)%

(1) Certain fiscal 2013 amounts were reclassified from Department of Defense to Civil Agencies and Other to conform to current year presentation.
(2) NPS revenues for fiscal 2013 have been adjusted, from amounts previously reported, to remove the revenue of the discontinued operation. See Note 3 to the Consolidated Condensed Financial Statements.
(3) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue for the first quarter of fiscal 2014 decreased $130 million, or 11.0% as compared to first quarter of fiscal 2013. This decrease was primarily due to revenue decreases on Department of Defense (DOD) contracts. Revenue decrease from DOD contracts included revenue decreases due to certain contracts with the U.S. Navy and other DOD agencies winding down or concluding. Further, due to the uncertainty around federal budgets, NPS' federal government customers continue to be cautious with contract awards and spending, resulting in shorter contract durations, smaller awarded values and a proclivity towards extensions of existing work. As a result, on certain contracts, primarily with the U.S. Army and the Missile Defense Agency, revenue decreased due to reduced tasking. The Company expects this trend to continue in the near term.

Revenue from contracts with Civil Agencies also experienced a year-over-year decline of $19 million. The revenue decreases were comprised of reduced revenue of $11 million due to certain programs, primarily with the Department of Energy and the Environmental Protection Agency, winding down or ending, and a net reduction in scope and tasking on existing contracts of $17 million, primarily on contracts with the NASA and the U.S. Department of State.

During the quarter ended June 28, 2013, NPS won new contracts of $0.7 billion, as compared to $0.8 billion in the comparable period in the prior year.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,466	$2,977	75.6%	82.0%	(6.4)%
Selling, general and administrative	292	281	9.0	7.7	1.3
Depreciation and amortization	255	262	7.8	7.2	0.6
Restructuring costs	7	27	0.2	0.7	(0.5)
Interest expense, net	35	39	1.1	1.1	—
Other (income) expense, net	(1)	12	—	0.3	(0.3)
Total	$3,054	$3,598	93.7%	99.0%	(5.3)%

Costs of Services

Costs of services (COS), excluding restructuring charges, as a percentage of revenue decreased 6.4 percentage points for the first quarter fiscal 2014. Overall, the fiscal 2014 COS ratio was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. In addition, the COS ratio was favorably impacted by management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being focused on sales activities in fiscal 2014.

For GBS, the COS ratio also improved because the fiscal 2013 adverse NHS contract-related adjustment to recognize no margins, did not recur in fiscal 2014. The improvement is also driven by the positive effects of restructuring taken over previous periods.

For GIS, the continuing focus on delivery on certain key contracts also resulted in a better margins including, reduced start-up issues on new contracts. This reduction is mainly driven by ongoing operational improvements on focus accounts, the positive effects of restructuring taken over previous periods and the continued focus on cost reductions driven by standardization of products and processes.

Additionally, the NPS COS ratio was favorably impacted by the year-over-year trend in adjustments recorded on contracts accounted for under percentage of completion method, which included a fiscal 2014 favorable revenue adjustment of $9 million and fiscal 2013 net adverse cost adjustments of $23 million which did not recur in fiscal 2014.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges, as a percentage of revenue increased 1.3% for the first quarter of fiscal 2014, primarily driven by increases in the GIS segment and Corporate G&A, offset by decreases in the NPS and GBS segments. In addition, the SG&A ratio increased due to management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being focused on sales activities in fiscal 2014, and incremental hires of sales personnel.

In addition, the lower GBS ratio is due to the Company's fiscal 2013 restructuring actions that were executed to reduce headcount in order to align resources to support business needs as well as the Company's cost reduction initiatives. The higher GIS ratio is due to increased investments in sales support. The lower NPS ratio was primarily due to lower bid and proposal spending due to more selectivity in the bid process towards higher margin targets.

Corporate G&A for the first quarter of fiscal 2014 was $64 million as compared to $60 million during the same period of the prior fiscal year. The higher fiscal 2014 expense was primarily due to higher stock-based compensation expense, higher professional fees, and higher expenses related to the Company's financial transformation, partially offset by lower legal fees.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.6 percentage points for the first quarter of fiscal 2014, as compared to the same period of fiscal 2013, primarily due to decreased revenues.

Restructuring Costs

Total restructuring costs recorded during the quarter ended June 28, 2013 and June 29, 2012 were $7 million and $27 million, respectively, which included $1 million and $5 million, respectively, of pension benefit augmentations that are due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions.

The fiscal 2014 restructuring expense is a result of continuation of actions under the fiscal 2013 plan and emphasizes management's efforts to align staffing with the changing business needs and reduce certain costs through off-shoring. Additional restructuring actions under this plan are expected in fiscal 2014, which may result in additional charges.

Actions under the Fiscal 2012 Plan commenced in March 2012 and were carried out through fiscal 2013. See Note 15 to the Consolidated Condensed Financial Statements for a description of the Fiscal 2013 and Fiscal 2012 plans.

Income from Discontinued Operations

During the first quarter of fiscal 2014, CSC completed the divestiture of one business within its GBS segment and entered into an agreement to sell a business within its NPS segment. Additionally, during fiscal 2013, CSC completed the divestiture of three businesses within its GBS segment. These divestitures reflect the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services. The divestitures have been presented separately as discontinued operations in the Consolidated Condensed Statement of Operations and the prior years have been recast to reflect the divestitures.

Income from discontinued operations, net of taxes, was $18 million and $25 million, for the quarters ended June 28, 2013 June 29, 2012, respectively. See Note 3 to the Consolidated Condensed Financial Statements for further discussion.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2014 was $39 million as compared to $44 million during the same period of the prior fiscal year. The lower interest expense was primarily due to lower interest rate term notes and credit facility, issued during the third quarter of fiscal 2013, replacing the higher rate term notes, which were redeemed in the fourth quarter of fiscal 2013. Interest income for the first quarter of fiscal 2014 of $4 million was flat as compared to the same period in fiscal 2013.

Other (Income) Expense, Net

Other (income) expense, net primarily comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Other (income) expense, net for the first quarter of fiscal 2014 was a net income of $(1) million as compared to a net expense of $12 million during the same period of the prior fiscal year. The year-over-year increase in other income was primarily due to movement in exchange rates, between the U.S. dollar and the British pound and between the U.S. dollar and the Indian rupee, used to fair value Company's foreign currency option and forward contracts.

Taxes

The Company's effective tax rate (ETR) was 31.6% and 51.4% for the first quarters ended June 28, 2013 and June 29, 2012, respectively. The primary drivers of the ETR for the first quarters ended June 28, 2013 and June 29, 2012, respectively, were the change in valuation allowances in non-US jurisdictions and the global mix and amount of income. For the tax impact of discontinued operations, see Note 3 to the Consolidated Condensed Financial Statements.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2014 compared to year-end of fiscal 2013.

The Finance Act of 2012 ("the Finance Act") was signed into law in India on May 28, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The Finance Act has been challenged in the Indian courts. However, there is no assurance that such a challenge will be successful.

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

Earnings Per Share and Share Base

Earnings per share (EPS) for the first quarter of fiscal 2014, on a diluted basis, was $1.02, an increase of $0.76 from the first quarter of fiscal 2013. The increase in EPS was the result of an increase in income before taxes from continuing operations (IBT) of $171 million for the quarter ended June 28, 2013, partially offset by an increase in tax expense of $47 million for the same period. The increase in IBT is a result of the Company's fiscal 2013 cost reduction initiatives, and the increase in tax expense was primarily due to a combination of a higher IBT and change in global mix of income and valuation allowances.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in our former Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the former MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement, and certain other accounting matters identified by the Audit Committee and retained independent counsel to represent CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants to assist with their work. Independent counsel also represents CSC on behalf of, and under the exclusive direction of, the Audit Committee in connection with the investigation by the SEC's Division of Enforcement.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures of the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, CSC has incurred and may continue to incur significant legal and accounting expenditures. The Company is unable to predict how long the SEC's Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or take other actions against the Company. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first three months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Fiscal 2014 First Quarter Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(9)	$(9)
Fiscal 2013	—	6	7	13
Fiscal 2012	79	7	(3)	83
Fiscal 2011	(29)	(22)	2	(49)
Prior fiscal years (unaudited)	(50)	9	3	(38)

See Note 13 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the three months ended June 28, 2013 and June 29, 2012, respectively.

Fiscal 2014 Adjustments

During the first quarter of fiscal 2014, the Company identified and recorded net adjustments increasing income from continuing operations, before taxes by $9 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes comprised of the following:

•	net adjustments decreasing income from continuing operations before taxes by $13 million resulting primarily from revenues and costs in its GBS segment;

•	net adjustments increasing income from continuing operations before taxes by $8 million resulting from the correction of payroll expenses within its GBS segment; and

•	net adjustments increasing income from continuing operations before taxes by $14 million resulting primarily from adjustments identified by the Company late in the fiscal 2013 closing process.

Adjustments recorded during the first quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $2 million. The difference is attributable to the tax effect of the adjustments described above, and $2 million of tax expense related to net adjustments that should have been recorded in prior periods.

The impact of out of period adjustments recorded during the first quarter of fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter ended June 28, 2013, using the rollover method, is shown below:

	Quarter Ended June 28, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,260	$19	$3,279
Costs of services (excludes depreciation and amortization and restructuring costs)	2,466	26	2,492
Selling, general and administrative	292	—	292
Depreciation and amortization	255	—	255
Restructuring costs	7	2	9
Interest expense	39	—	39
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	206	(9)	197
Taxes on income	65	(11)	54
Income from continuing operations	141	2	143
Income from discontinued operations, net of taxes	18	—	18
Income attributable to CSC common shareholders	156	2	158
EPS – Diluted
Continuing operations	$0.91	$0.01	$0.92
Discontinued operations	0.11	—	0.11
Total	$1.02	$0.01	$1.03

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 28, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($2 million increase);

•	Other assets ($4 million increase);

•	Accrued payroll and related costs ($8 million decrease )

•	Deferred revenue ($18 million increase); and

•	Accrued expenses and other current liabilities ($14 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded during the first quarter of fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2014.

Fiscal 2013 Adjustments

During the first quarter of fiscal 2013, the Company recorded net adjustments primarily in its NPS and GBS segments reducing income from continuing operations before taxes by $1 million that should have been recorded in prior fiscal years. The out of period adjustments recorded in the first quarter of fiscal 2013 consisted of $17 million of charges reducing income from continuing operations before taxes and $16 million of adjustments increasing income from continuing operations before taxes. These net adjustments increased income from continuing operations by $5 million. The difference is attributable to the tax effect of the adjustments described above, and a $2 million tax benefit recorded in the first quarter of fiscal 2013 but related to prior periods.

During subsequent periods, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first quarter of fiscal 2013. Had such adjustments been recorded in the first quarter of fiscal 2013, income from continuing operations before taxes would have decreased by $2 million, of which $4 million relates to adjustments identified during the first quarter of fiscal 2014. Had such adjustments been recorded in the first quarter of fiscal 2013, there would have been no net effect on income from continuing operations.

The impact of out of period adjustments recorded during fiscal 2013 and the first quarter of fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter ended June 29, 2012, using the rollover method, is shown below:

	Quarter Ended June 29, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,633	$6	$3,639
Costs of services (excludes depreciation and amortization and restructuring costs)	2,977	1	2,978
Selling, general and administrative	281	3	284
Depreciation and amortization	262	(2)	260
Restructuring costs	27	5	32
Interest expense	44	—	44
Other (income) expense	12	—	12
Income from continuing operations before taxes	35	(1)	34
Taxes on income	18	4	22
Income from continuing operations	17	(5)	12
Loss from discontinued operations, net of taxes	25	—	25
Net income attributable to CSC common shareholders	40	(5)	35
EPS – Diluted
Continuing operations	$0.10	$(0.03)	$0.07
Discontinued operations	0.16	—	0.16
Total	$0.26	$(0.03)	$0.23

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the three months ended June 29, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($2 million increase);

•	Prepaid expenses and other current assets ($2 million decrease);

•	Property and equipment ($3 million decrease);

•	Accrued payroll and related costs ($1 million decrease)

•	Deferred revenue ($7 million increase); and

•	Accrued expenses and other current liabilities ($10 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the first quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during the first quarter of fiscal 2013.

Cash Flows

	Three Months Ended
Amounts in millions	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$213	$221
Net cash provided used in investing activities	(101)	(179)
Net cash used in financing activities	(207)	(97)
Effect of exchange rate changes on cash and cash equivalents	(30)	(38)
Net decrease in cash and cash equivalents	(125)	(93)
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at the end of period	$1,929	$1,000

Net cash provided by operating activities for the first quarter of fiscal 2014 was $213 million, a decrease of $8 million compared to the first quarter of fiscal 2013. The decrease in operating cash flow was primarily driven by net changes in working capital resulting in lower cash flows of approximately $300 million, higher bonuses of $80 million; most offset by lower payroll of approximately $300 million due to reduced headcount and collection of $81 million of cash against previous insurance claims related to the securities litigation (see Note 17 of the Consolidated Condensed Financial Statements).

Net cash used in investing activities for the first quarter of fiscal 2014 was $101 million, a decrease of $78 million compared to the first quarter of fiscal 2013. The year-over-year decrease is primarily due to proceeds of $56 million received from the divestiture of the Company's flood-insurance-related business process outsourcing (see Note 3 to the Consolidated Condensed Financial Statements) and due to $31 million less cash used for purchase of equipment and transition costs on outsourcing contracts.

Net cash used in financing activities in the first quarter of fiscal 2014 was $207 million, an increase of $110 million compared to the first quarter of fiscal 2013. The increase is primarily due to cash used for share repurchases of $127 million, partially offset by proceeds from exercise of stock options of $16 million.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, bank debt, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended March 29, 2013. There have been no material changes since March 29, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $1.9 billion at June 28, 2013 and $2.1 billion at March 29, 2013. At June 28, 2013, the Company had approximately $1.1 billion of cash and cash equivalents held outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for our U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used to fund acquisitions such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the first quarter of fiscal 2014, CSC’s ratio of debt to total capitalization was 46.5%, as compared to 46.4% at the end of fiscal 2013. The increase in the ratio was the result of a decrease of $28 million in total debt and the decrease in total equity of $48 million, arising largely from net income attributable to CSC common shareholders of $156 million, partially offset by share repurchases of $127 million during the first three months of fiscal 2014. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the first quarter of fiscal 2014 and as of fiscal year end 2013:

	As of
(Amounts in millions)	June 28, 2013	March 29, 2013
Debt	$2,704	$2,732
Equity	3,112	3,160
Total capitalization	$5,816	$5,892
Debt to total capitalization	46.5%	46.4%

At June 28, 2013, the Company had $243 million of current maturities of long-term debt, $2,461 million of long-term debt, no borrowings outstanding against the Company's commercial paper program, and no amounts drawn under the Company's committed revolving credit facility. During the first quarter of fiscal 2014, the Company amended its $250 million term loan in order to reduce the interest rate payable thereupon.

The Company's committed revolving line of credit of $1.5 billion serves as liquidity support for the Company's commercial paper program. Both the revolving credit facility and the term loan credit facility require the Company to maintain certain financial covenants and the Company was in compliance with these requirements as of June 28, 2013.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). The timing, volume, and nature of future share repurchases is at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the 2011 Repurchase Program. During the first quarter of fiscal 2014, the Company repurchased 2,829,113 shares through open market purchases for aggregate consideration of $127 million at a weighted average price of $44.78 per share.

During the first three months of fiscal 2014, the Company paid quarterly cash dividends to its common stockholders aggregating to $0.20 per share or approximately $30 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of June 28, 2013, the Company’s total liquidity was approximately $3.4 billion, consisting of $1.9 billion of cash and cash equivalents, and the full $1.5 billion available under the 2015 credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and from available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

The Company’s exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon the Company’s performance as well as customer acceptance. Continuing uncertainty in the global economic conditions may also affect the Company’s business as customers and suppliers may decide to downsize, defer or cancel contracts, which could negatively affect operating cash flow.

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

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, our financial position outcome of ongoing litigation as well as regulatory action such as the SEC investigation, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs and access to capital markets.

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

Under the IACCN, the parties redefined the scope of the Lorenzo products and established deployment and ongoing service pricing. CSC will deliver additional Lorenzo implementations based on demand from individual NHS trusts. A more flexible arrangement than under the contract terms existing prior to the IACCN has been established for these trusts to combine additional clinical modules with the core care management functionality of the Lorenzo solution to meet their specific requirements. CSC and the NHS also agreed to a process for trusts which wish to take the Lorenzo products within the NHS-designated North, Midlands and East regions of England (NME) to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. Separately, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through separate competitive processes. Under the IACCN, the NHS is no longer subject to trust volume commitments and CSC has agreed to non-exclusive deployment rights in its designated regions. New trusts taking deployments of the Lorenzo product will receive ongoing managed services from CSC for a period of five years from the date of Lorenzo deployment by such trust, provided deployment is complete or substantially complete by July 2016. Beyond its Lorenzo offerings, CSC continues to provide a wide range of other solutions and services to the NHS, including general practitioner, ambulance and community systems, and other related services.

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

In 2010, as part of the U.K. government's austerity program and to address delays in development and deployments, the Company and the NHS discussed modification of the contract scope in order to reduce the total contract value by £500 million. During the fourth quarter of fiscal year 2011, additional scope modification and total contract value reduction were discussed, bringing the combined total contract value reductions to £764 million, which would have reduced the total contract value to approximately £2.1 billion or $3.2 billion (at the June 28, 2013 exchange rate). Terms related to this scope modification and contract value reduction were included in a negotiated but unsigned non-binding memorandum of understanding (MOU), which MOU included a legally binding standstill agreement which provided that, while the parties were negotiating a contract amendment to implement the terms of the MOU, neither party would pursue any claims against the other party. Negotiation of the terms of the MOU was confirmed by the NHS to be substantially completed in May 2011, but CSC was subsequently informed by the NHS in December 2011 that neither the MOU nor the related contract amendment then under discussion would be approved by the U.K. government.

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
The terms of the IACCN represent a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the IACCN as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim Consolidated Condensed Financial Statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2013. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Condensed Financial Statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; estimates used to determine deferred income taxes; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, the Company cautions that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. For the quarter ended June 28, 2013, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of June 28, 2013 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2013.

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

During the fiscal quarter ended June 28, 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 17, Commitments & Contingencies, to the Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosure and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to cooperate with the SEC's Division of Enforcement in its investigation.

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

Our NPS segment generated approximately 36% of our revenue for fiscal 2013. The U.S. government fiscal issues, and continued uncertainty regarding the timing and magnitude of U.S. government budget reductions, may reduce the U.S. federal government's demand and available funds for IT projects, which would have a material adverse impact on our NPS segment and our business.

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

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. government may issue a stop work order and later order the work to resume or may terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

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

If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Any downgrades could negatively impact the perception of the Company by lenders and other third parties. In addition, certain of the Company's major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

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

Select U.S. and non-U.S. government clients require CSC to maintain security clearances for certain of our facilities used in the performance of classified contracts. Employees who perform under certain government contracts are required to possess appropriate personnel security clearances for access to classified information granted by the respective government. The competition for qualified personnel who possess security clearance is very strong in certain public sector markets. In the event that a government customer were to revoke the facility and/or personnel clearances of all or substantially all of the employees performing work under a classified contract, such revocation could be grounds for termination of the contract by the government customer. Similarly, if the Company is unable to hire sufficient qualified and cleared personnel to meet contractual commitments, a contract could be terminated for non-performance. Under either circumstance, such termination, depending on the contract value, could have a material adverse effect on the our consolidated financial position, results of operations and cash flows.

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

As a provider of information technology services to private and public sector customers operating in a number of regulated industries and countries, we handle sensitive data of our clients, including personal information and information relating to sensitive government functions. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers and employees. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information from customers and employees. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks could subject us to liability, decrease our profitability and damage our reputation.

24.	Changes in the Company's tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of its income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the our financial condition and operating results.

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

We enter into foreign currency forward contracts and options with a number of counterparties. As of June 28, 2013, we had outstanding foreign currency forward contracts with a notional value of $893 million and outstanding option contracts with a notional value of $583 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended June 28, 2013, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 30, 2013 to April 26, 2013	86,512	$48.45	77,097	$626,119,163
April 27, 2013 to May 24, 2013	138,726	$44.38	33,000	$624,692,404
May 25, 2013 to June 28, 2013	2,744,874	$44.69	2,719,016	$503,143,431

(1)
The Company accepted 97,451 shares of its common stock in the quarter ended June 28, 2013, from employees in lieu of cash due to the Company in connection with the release of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 43,548 shares of its common stock in the quarter ended June 28, 2013, from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at June 28, 2013 is $503 million.

The Company repurchased 2,829,113 shares of its common stock in the fiscal quarter ended June 28, 2013 pursuant to the share repurchase program.

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

10.1	Fiscal Year 2014 CEO Stock Option Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie
10.2	Career Shares Restricted Stock Unit Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie
10.3	Career Shares Restricted Stock Unit Award Agreement, dated May 20, 2013, between the Company and Paul N. Saleh
10.4	Form of Performance Based Restricted Stock Unit Award Agreement for Employees
10.5	Form of Career Shares Restricted Stock Unit Award Agreement for Employees (Existing Program Participants)
10.6	Form of Career Shares Restricted Stock Unit Award Agreement for Employees (New Program Participants)
10.7	Form of Stock Option Award Agreement for Employees
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
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

COMPUTER SCIENCES CORPORATION

Dated:	August 6, 2013	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)