Form 10-Q
period 2013-09-27
COMPUTER SCIENCES CORP
filed 2013-10-31
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 27, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
147,210,799 shares of Common Stock, $1.00 par value, were outstanding on October 18, 2013.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Revenues	$3,187	$3,528	$6,441	$7,156

Costs of services (excludes depreciation and amortization and restructuring costs ($17 and $56 for the second quarter of fiscal 2014 and 2013, respectively, and $24 and $83 for the first six months of fiscal 2014 and 2013, respectively))	2,338	2,713	4,794	5,680
Selling, general and administrative (excludes restructuring costs ($(2) and $2 for both the second quarter and first six months of fiscal 2014 and 2013, respectively))	316	294	608	575
Depreciation and amortization	248	271	502	533
Restructuring costs	15	58	22	85
Interest expense	35	46	74	90
Interest income	(3)	(5)	(7)	(10)
Other (income) expense, net	22	(11)	21	1
Total costs and expenses	2,971	3,366	6,014	6,954

Income from continuing operations before taxes	216	162	427	202
Taxes on income	70	46	136	65
Income from continuing operations	146	116	291	137
Income from discontinued operations, net of taxes	63	22	77	43
Net income	209	138	368	180
Less: net income attributable to noncontrolling interest, net of tax	6	8	9	10
Net income attributable to CSC common stockholders	$203	$130	$359	$170

Earnings per common share
Basic:
Continuing operations	$0.95	$0.70	$1.89	$0.81
Discontinued operations	0.42	0.14	0.52	0.28
	$1.37	$0.84	$2.41	$1.09
Diluted:
Continuing operations	$0.93	$0.69	$1.86	$0.81
Discontinued operations	0.41	0.14	0.51	0.28
	$1.34	$0.83	$2.37	$1.09

Cash dividend per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

Costs of services (excludes depreciation and amortization and restructuring costs ($17 and $56 for the second quarter of fiscal 2014 and 2013, respectively, and $24 and $83 for the first six months of fiscal 2014 and 2013, respectively))

	QTR		YTD
	2014	2013	2014	2013
	17	56	24	83

Selling, general and administrative (excludes restructuring costs ($(2) and $2 for the second quarter of fiscal 2014 and 2013, respectively, and $(2) and $2 for the first six months of fiscal 2014 and 2013, respectively))

	QTR		YTD
	2014	2013	2014	2013
Restructuring Costs	2	2	2	2

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Net income	$209	$138	$368	$180

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(3)	39	(87)	(88)
Pension and other postretirement benefit plans	46	21	61	35
Other comprehensive (loss) income, net of taxes	43	60	(26)	(53)

Comprehensive income	252	198	342	127
Less: comprehensive income (loss) attributable to noncontrolling interest, net of taxes	9	(11)	13	(8)
Comprehensive income attributable to CSC common stockholders	$243	$209	$329	$135

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	September 27, 2013	March 29, 2013

ASSETS
Cash and cash equivalents	$2,095	$2,054
Receivables, net of allowance for doubtful accounts of $43 (fiscal 2014) and $48 (fiscal 2013)	2,823	3,199
Prepaid expenses and other current assets	409	420
Total current assets	5,327	5,673

Property and equipment, net of accumulated depreciation of $3,521 (fiscal 2014) and $3,467 (fiscal 2013)	2,086	2,184
Software, net of accumulated amortization of $1,623 (fiscal 2014) and $1,523 (fiscal 2013)	603	611
Outsourcing contract costs, net of accumulated amortization of $1,041 (fiscal 2014) and $968 (fiscal 2013)	472	505
Goodwill, net	1,474	1,516
Other assets	811	762
Total Assets	$10,773	$11,251

LIABILITIES
Short-term debt and current maturities of long-term debt	$254	$234
Accounts payable	306	373
Accrued payroll and related costs	614	653
Accrued expenses and other current liabilities	1,052	1,425
Deferred revenue and advance contract payments	593	630
Income taxes payable and deferred income taxes	18	34
Total current liabilities	2,837	3,349

Long-term debt, net of current maturities	2,448	2,498
Income tax liabilities and deferred income taxes	494	501
Other long-term liabilities	1,686	1,743

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 156,666,300 (2014) and 158,984,279 (2013)	157	159
Additional paid-in capital	2,211	2,167
Earnings retained for use in business	2,710	2,564
Accumulated other comprehensive loss	(1,397)	(1,354)
Less common stock in treasury, at cost, 9,035,108 (2014) and 8,819,517 shares (2013)	(411)	(401)
Total CSC stockholders’ equity	3,270	3,135
Noncontrolling interest in subsidiaries	38	25
Total Equity	3,308	3,160
Total Liabilities and Equity	$10,773	$11,251

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$368	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502	533
Stock-based compensation	33	20
(Gain) loss on dispositions	(86)	11
Excess tax benefit from stock based compensation	(5)	—
Unrealized foreign currency exchange gain	(22)	(71)
Other non cash charges, net	21	30
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	60	55
Decrease in liabilities	(388)	(93)
Net cash provided by operating activities	483	665

Cash flows from investing activities:
Purchases of property and equipment	(188)	(215)
Payments for outsourcing contract costs	(38)	(61)
Payments for acquisitions, net of cash acquired	(27)	(34)
Proceeds from business dispositions	232	2
Software purchased and developed	(91)	(89)
Other investing activities, net	36	31
Net cash used in investing activities	(76)	(366)

Cash flows from financing activities:
Borrowings under lines of credit	—	126
Repayment of borrowings under lines of credit	—	(143)
Borrowings on long-term debt, net of discount	—	699
Principal payments on long-term debt	(120)	(120)
Proceeds from stock options and other common stock transactions	85	1
Excess tax benefit from stock-based compensation	5	—
Repurchase of common stock and acquisition of treasury stock	(251)	—
Dividend payments	(60)	(62)
Other financing activities, net	(8)	(32)
Net cash (used in) provided by financing activities	(349)	469
Effect of exchange rate changes on cash and cash equivalents	(17)	(11)
Net increase in cash and cash equivalents	41	757
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at end of period	$2,095	$1,850

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$2,564	$(1,354)	$(401)	$3,135	$25	$3,160
Net income				359			359	9	368
Other comprehensive loss					(30)		(30)	4	(26)
Stock-based compensation expense			33				33		33
Acquisition of treasury stock						(10)	(10)		(10)
Stock option exercises and other common stock transactions	2,555	3	82				85		85
Share repurchase program	(4,873)	(5)	(71)	(153)			(229)		(229)
Cash dividends declared				(60)			(60)		(60)
Adjustments from divestiture of ATD					(13)		(13)	9	(4)
Noncontrolling interest distributions and other							—	(9)	(9)
Balance at September 27, 2013	156,666	$157	$2,211	$2,710	$(1,397)	$(411)	$3,270	$38	$3,308

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				170			170	10	180
Other comprehensive loss					(35)		(35)	(18)	(53)
Stock-based compensation expense			20				20		20
Acquisition of treasury stock						(2)	(2)		(2)
Stock option exercises and other common stock transactions	286		(7)				(7)		(7)
Cash dividends declared				(62)			(62)		(62)
Noncontrolling interest distributions and other								$(25)	(25)
Balance at September 28, 2012	164,006	$164	$2,181	$2,038	$(1,128)	$(392)	$2,863	$22	$2,885

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters and six months ended September 27, 2013 and September 28, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013 (fiscal 2013). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 28, 2014 (fiscal 2014).

With the beginning of fiscal 2014, the Company began operating under new reportable segments. The new reportable segments are Global Business Services (GBS), Global Infrastructure Services (GIS) and North American Public Sector (NPS) (see Note 14). All prior period segment disclosures have been recast to reflect the Company's change in reportable segments.

The Consolidated Condensed Statements of Operations, of Comprehensive Income (Loss) and of Changes in Equity, along with the related notes, for the quarter and six months ended September 28, 2012, have been recast from those presented in the previously filed Form 10-Q to reflect discontinued operations of the two businesses sold in fiscal 2014 and the three businesses sold in fiscal 2013, as well as the business that CSC has committed to a plan to sell (see Note 3).

The Consolidated Condensed Balance Sheet for the year ended March 29, 2013 has not been recast to reflect the assets and liabilities divested as a result of the two fiscal 2014 discontinued operations. The Consolidated Condensed Statements of Cash Flows for the quarters ended September 27, 2013 and September 28, 2012 include both continuing and discontinued operations.

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the quarters and six months ended September 27, 2013 and September 28, 2012.

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share data)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross favorable	$58	$54	$75	$63
Gross unfavorable	(17)	(35)	(26)	(63)
Total net adjustments, before taxes and non-controlling interest	$41	$19	$49	$—

Impact on diluted EPS from continuing operations	$0.18	$(0.02)	$0.20	$(0.10)

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $48 million as of both September 27, 2013 and March 29, 2013.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Depreciation expense was $165 million and $333 million for the quarter and six months ended September 27, 2013, respectively and $183 million and $359 million for the quarter and six months ended September 28, 2012, respectively.

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first six months of fiscal year 2014, the Company adopted the following Accounting Standard Updates (ASUs):

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this update are consistent with CSC's existing practices and adoption of the amendments in this update did not have a material effect on CSC's Consolidated Condensed Financial Statements.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Acquisitions

Fiscal 2014 Acquisition

On August 5, 2013, CSC acquired Infochimps, Inc., a privately held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering. The purchase price has been allocated, on a preliminary basis, to net assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, resulting in recording current and other long-term assets of $2 million, current and long-term liabilities of $2 million, and goodwill of $27 million. The goodwill is associated with the Company's GBS segment and is not tax-deductible.

Fiscal 2013 Acquisition

In the second quarter of fiscal 2013, CSC acquired a privately-held entity for $35 million in an all-cash transaction. The entity was acquired to enhance CSC's capabilities in Big Data processing and analytics. The purchase price was allocated to net assets acquired based on estimates of fair value at the date of acquisition: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. The goodwill is associated with the Company's NPS segment and is tax-deductible.

The financial results of the fiscal 2014 and fiscal 2013 acquired businesses were included in the Company’s Consolidated Condensed Financial Statements from their respective dates of acquisition. Pro forma financial information for these acquisitions was not presented as they each were not material to CSC’s consolidated results.

Discontinued Operations

Fiscal 2014 Divestitures

In September 2013, CSC committed to a plan to sell a small software business, which is a part of the GBS segment's Industry Software & Solutions group. The Company is actively marketing this business for sale and expects the divestiture to be completed within the next twelve months. As a result, the historical results of this business have been presented as discontinued operations in the Company's Consolidated Condensed Statement of Operations, and its assets and liabilities are classified as held-for-sale. The assets and liabilities classified as held-for-sale as of September 27, 2013 included: current assets of $14 million, property and equipment and other long-term assets of $30 million, current liabilities of $25 million, and long-term liabilities of $18 million. No goodwill was allocated to this business.

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of approximately $178

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

million plus a net working capital adjustment receivable of $6 million. This disposition reflects CSC's ongoing service portfolio optimization initiative, and the results of ATD are presented as discontinued operations in the Consolidated Condensed Statements of Operations. The pre-tax gain on disposal was $67 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $3 million. The divested assets and liabilities included: current assets of $142 million (including cash of $7 million), goodwill of $41 million, other long-term assets of $11 million, current liabilities of $66 million, long-term liabilities of $35 million, and accumulated other comprehensive loss, net of noncontrolling interests, of $21 million.

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO) to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million, for a pre-tax gain on disposal of $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs. The divested assets and liabilities included current assets of $9 million recorded within prepaid expenses and other current assets, $14 million of non-current assets including $12 million of goodwill and $2 million of other long-lived assets included within other assets, and current liabilities of $1 million included within accrued expenses and other current liabilities. This business was included in CSC's GBS Segment. The divestiture reflects CSC's focus on next-generation product and service offerings, and the results of this business have been included in the Company's Consolidated Condensed Statements of Operations as discontinued operations.

Fiscal 2013 Divestitures

During fiscal 2013, CSC completed the divestiture of three businesses within its GBS Segment: its U.S.-based credit services business, its Italian consulting and system integration business, and an enterprise systems integration business with operations in Malaysia and Singapore. These divestitures reflected the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services and are presented in the Company's Consolidated Condensed Statements of Operations as discontinued operations.

The Company received cash proceeds of $1,003 million for the sale of its U.S.-based credit services business of which $2 million was received in the first quarter of fiscal 2014 for a subsequent net working capital adjustment. For its sale of the enterprise system integration business, the Company received $90 million in cash and expects to receive another $14 million for net working capital and other adjustments. The $14 million is recorded as a receivable as of September 27, 2013. For the disposal of its Italian consulting and systems integration business, the Company paid $35 million (plus $8 million of cash included in the divested entity's net assets sold) in fiscal 2013. The Company received $6 million during the second quarter of fiscal 2014 from the buyer for a purchase price adjustment.

These three divestitures resulted in a total fiscal 2013 pre-tax gain of $769 million (after-tax gain of $417 million), representing the excess of the proceeds over the carrying value of the net assets of the divested businesses, net of transaction costs of $11 million. As noted above, an additional $2 million in pre-tax gain was recorded during the first quarter of fiscal 2014.

The fiscal 2013 divested assets and liabilities included current assets of $129 million, property and equipment and other long-lived assets of $11 million, goodwill of $241 million, and liabilities of $85 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Six Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Operations
Revenue	$41	$326	$220	$655

Income from discontinued operations, before taxes	(2)	40	3	74
Tax expense	—	18	3	31
Net income from discontinued operations	$(2)	$22	$—	$43

Disposal
Gain on disposition, before taxes	$67	$—	$92	$—
Tax expense	2	—	15	—
Gain on disposition, net of taxes	$65	$—	$77	$—

Income from discontinued operations, net of taxes	$63	$22	$77	$43

There was minimal tax on gain on sale of ATD primarily due to the difference between the amount of the book and tax gains. The primary difference between the book and tax gains on the sale of the flood insurance BPO business was the write-off of approximately $12 million of goodwill, the majority of which was not deductible for tax purposes.

Other Divestiture

During the fourth quarter of fiscal 2013, the Company sold Paxus, its Australian information technology staffing business unit. This divestiture did not qualify to be presented as discontinued operations due to CSC's significant continuing business relationship with the divested entity. The total consideration for this divestiture was $79 million, of which $63 million was received in cash and $16 million was recorded as a receivable at the end of fiscal 2013. Of the total receivable, the Company received, during the first quarter for fiscal 2014, cash of $10 million and offset $6 million against a current payable due to the buyer. This sale resulted in a gain of $38 million, representing the excess of proceeds over the carrying value of the net assets divested, net of transaction costs of $3 million. The divested assets and liabilities included current assets of $41 million, property and equipment and other long-lived assets of $2 million, and liabilities of $5 million. There was no tax expense or benefit on the gain on sale of Paxus because the Company had sufficient capital losses in its Australian business unit, for which a valuation allowance had previously been provided, that completely offset the capital gain.

Note 4 –	Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in its former Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

On May 2, 2011, the Audit Committee commenced an independent investigation into the matters relating to the former MSS segment and the Nordic region, matters identified by subpoenas issued by the SEC's Division of Enforcement, and

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. Certain non-U.S. employees and certain former employees, including former executives in the United States, have received Wells Notices from the SEC staff. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC Commission file an enforcement action against the recipient. Under SEC procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells Submission that seeks to persuade the SEC that such an action should not be brought. The Company has been informed by several recipients that they have made or intend to make such submissions. The Company, through outside counsel, has been communicating with the SEC Enforcement Staff concerning a possible resolution involving the Company. The Company is unable to predict how long the SEC process will last or its possible outcome. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first six months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	First Six Months Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$2	$2
Fiscal 2013	—	6	(3)	3
Fiscal 2012	79	7	(4)	82
Prior fiscal years (unaudited)	(79)	(13)	5	(87)

See Note 14 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarter and six months ended September 27, 2013 and September 28, 2012, respectively.

Fiscal 2014 Adjustments

During the second quarter and through the first six months of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations, before taxes by $11 million and $2 million, respectively, that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to selling, general and administrative (SG&A) expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter and through the first six months of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million and $22 million, respectively. The differences are attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter was negligible and for the first six months of fiscal 2014 was an $8 million increase in tax expense. The tax effect on the pre-tax adjustments for the first six months of fiscal 2014 resulted in an increase in tax expense despite the net reduction in income from continuing operations before taxes due to taxes on increases in income in taxable jurisdictions and absence of tax benefits on decreases in income in jurisdictions with net operating loss carry forwards. The out of period adjustments to tax expense for the second quarter and through the first six months of fiscal 2014 resulted in an increase to income tax expense of $9 million and $11 million, respectively. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under percentage-of-completion accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter. The difference is attributable to the tax effect of the net pre-tax adjustments.

The impact of out of period adjustments recorded during fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter and six months ended September 27, 2013, respectively, using the rollover method, is shown below:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,187	$9	$3,196
Costs of services (excludes depreciation and amortization and restructuring costs)	2,338	(14)	2,324
Selling, general and administrative	316	(4)	312
Depreciation and amortization	248	(1)	247
Restructuring costs	15	—	15
Interest expense	35	—	35
Other (income) expense	22	—	22
Income from continuing operations before taxes	216	28	244
Taxes on income	70	(3)	67
Income from continuing operations	146	31	177
Income from discontinued operations, net of taxes	63	—	63
Net income attributable to CSC common stockholders	203	31	234
EPS – Diluted
Continuing operations	$0.93	$0.21	$1.14
Discontinued operations	0.41	—	0.41
Total	$1.34	$0.21	$1.55

	Six Months Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,441	$28	$6,469
Costs of services (excludes depreciation and amortization and restructuring costs)	4,794	25	4,819
Selling, general and administrative	608	—	608
Depreciation and amortization	502	(1)	501
Restructuring costs	22	2	24
Interest expense	74	—	74
Other (income) expense	21	—	21
Income from continuing operations before taxes	427	2	429
Taxes on income	136	(19)	117
Income from continuing operations	291	21	312
Income from discontinued operations, net of taxes	77	—	77
Net income attributable to CSC common stockholders	359	21	380
EPS – Diluted
Continuing operations	$1.86	$0.14	$2.00
Discontinued operations	0.51	—	0.51
Total	$2.37	$0.14	$2.51

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the six months ended September 27, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($3 million decrease);

•	Prepaid expenses and other current assets ($3 million increase);

•	Property and equipment ($1 million decrease);

•	Software ($1 million decrease);

•	Other assets ($3 million increase);

•	Accrued payroll and related costs ($8 million decrease )

•	Deferred revenue ($26 million increase); and

•	Accrued expenses and other current liabilities ($15 million decrease).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the second quarter and first six months of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments

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

Based on information then known by the Company, the out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $6 million of net adjustments reducing income from continuing operations before taxes identified by the Company late in the fiscal 2012 closing process, which due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. Also in the first quarter of fiscal 2013, the Company identified and recorded $5 million of net pre-tax adjustments increasing income from continuing operations that should have been recorded in prior fiscal years. The $5 million of net pre-tax adjustments consisted primarily of charges related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses offset by credits primarily related to corrections of $10 million to reduce accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012.

The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

During periods subsequent to September 28, 2012, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first six months of fiscal 2013. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the second quarter and first six months of fiscal 2013 would have increased by $9 million and $7 million ($8 million and $7 million, net of tax), respectively.

The impact of out of period adjustments recorded during fiscal 2013, and the first six months of fiscal 2014, on select line items of the Consolidated Condensed Statements of Operations for the quarter and six months ended September 28, 2012, respectively, using the rollover method, is shown below:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,528	$3	$3,531
Costs of services (excludes depreciation and amortization and restructuring costs)	2,713	12	2,725
Selling, general and administrative	294	(4)	290
Depreciation and amortization	271	—	271
Restructuring costs	58	(6)	52
Interest expense	46	1	47
Other (income) expense	(11)	1	(10)
Income from continuing operations before taxes	162	(1)	161
Taxes on income	46	1	47
Income from continuing operations	116	(2)	114
Loss from discontinued operations, net of taxes	22	—	22
Net income attributable to CSC common stockholders	130	(2)	128
EPS – Diluted
Continuing operations	$0.69	$(0.01)	$0.68
Discontinued operations	0.14	—	0.14
Total	$0.83	$(0.01)	$0.82

	Six Months Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,156	$7	$7,163
Costs of services (excludes depreciation and amortization and restructuring costs)	5,680	13	5,693
Selling, general and administrative	575	(2)	573
Depreciation and amortization	533	(2)	531
Restructuring costs	85	(1)	84
Interest expense	90	1	91
Other (income) expense	1	1	2
Income from continuing operations before taxes	202	(3)	199
Taxes on income	65	5	70
Income from continuing operations	137	(8)	129
Loss from discontinued operations, net of taxes	43	—	43
Net income attributable to CSC common stockholders	170	(8)	162
EPS – Diluted
Continuing operations	$0.81	$(0.05)	$0.76
Discontinued operations	0.28	—	0.28
Total	$1.09	$(0.05)	$1.04

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the six months ended September 28, 2012 are related to the following consolidated balance sheet line items:

•	Cash and cash equivalents ($1 million increase);

•	Accounts receivable ($3 million decrease);

•	Prepaid expenses and other current assets ($7 million increase);

•	Property and equipment ($4 million decrease);

•	Outsourcing contract costs ($2 million increase);

•	Other assets ($2 million increase);

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•	Accrued payroll and related costs ($1 million decrease);

•	Deferred revenue ($5 million increase);

•	Accrued expenses and other current liabilities ($4 million decrease); and

•	Other long-term liabilities ($2 million increase).

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Note 5 –	Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Net income attributable to CSC common stockholders
From continuing operations	$140	$108	$282	$127
From discontinued operations	63	22	77	43
	$203	$130	$359	$170
Common share information:
Weighted average common shares outstanding for basic EPS	148.047	155.360	148.951	155.293
Dilutive effect of stock options and equity awards	2.926	0.394	2.525	0.449
Shares for diluted earnings per share	150.973	155.754	151.476	155.742

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.95	$0.70	$1.89	$0.81
Discontinued operations	0.42	0.14	0.52	0.28
Total	$1.37	$0.84	$2.41	$1.09

Diluted EPS:
Continuing operations	$0.93	$0.69	$1.86	$0.81
Discontinued operations	0.41	0.14	0.51	0.28
Total	$1.34	$0.83	$2.37	$1.09

Stock options whose exercise price exceeded the average market price of the Company’s common stock and therefore were anti-dilutive, were excluded from the diluted earnings per share computation. The number of shares related to such stock options was 5,188,587 and 7,704,313 for the quarter and six months ended September 27, 2013, respectively, and 18,393,875 and 18,553,562 for the quarter and six months ended September 28, 2012, respectively.

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following tables presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of September 27, 2013 and March 29, 2013:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of September 27, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$718	$718	$—	$—
Time deposits	374	374	—	—
Short term investments	—	—	—	—
Foreign currency derivative instruments	3		3
Interest rate swaps	5	—	5	—
Total assets	$1,100	$1,092	$8	$—

Liabilities:
Foreign currency derivative instruments	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

	As of March 29, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$464	$464	$—	$—
Time deposits	393	393	—	—
Short term investments	6	6	—	—
Foreign currency derivative instruments	5	—	5	—
Total assets	$868	$863	$5	$—

Liabilities:
Foreign currency derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents; short-term investments and foreign currency derivative instruments are included in prepaid expenses and other current assets; interest rate swap derivative assets are included in other assets; foreign currency derivative liabilities are included in accrued expenses and other current liabilities and interest rate swap derivative liabilities are included in other long-term liabilities. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

Derivative assets and liabilities include foreign currency forward and option contracts and interest rate swap contracts (see Note 7). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the six months ended September 27, 2013 and September 28, 2012.

Financial Instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $2,087 million and $2,119 million, and the estimated fair value was $2,234 million and $2,324 million, as of September 27, 2013 and March 29, 2013, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of September 27, 2013, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, and $1 million of other assets with customers involved in bankruptcy proceedings.

Note 7 –	Derivative Instruments

The Company is exposed to market risks associated with movements in foreign currency exchange rates and changes in interest rates. Changes in foreign currency exchange rates can impact the Company's foreign currency denominated monetary assets and liabilities, whereas changes in benchmark interest rates can impact the fair value of the Company's term notes. The Company uses derivative instruments to mitigate the impact of these market risks, and not for trading or any speculative purpose.

Foreign Currency Derivatives

As a global organization, the Company enters into contracts denominated in foreign currency. By generally matching revenues, costs and borrowings to the same currency, the Company is able to substantially mitigate foreign currency risk to earnings. In other instances, the Company manages the exposure to fluctuations in foreign currencies by using short-term option contracts to economically hedge certain revenues denominated in non-functional currencies, and short-term foreign currency forward to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the consolidated condensed statement of operations.

The notional amount of the foreign currency forward contracts outstanding as of September 27, 2013 and March 29, 2013 was $1,170 million and $993 million, respectively. The notional amount of option contracts outstanding as of September 27, 2013 and March 29, 2013 was $397 million and $744 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $3 million and $18 million, respectively, as of September 27, 2013, and $5 million and $11 million, respectively, as of March 29, 2013 (see Note 6).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The gains (losses) on the foreign currency derivatives was $(17) million and $(16) million for the quarter and six months ended September 27, 2013, respectively and $9 million and $(3) million for the quarter and six months ended September 28, 2012, respectively.

The Company is subject to counterparty credit risk in connection with its foreign currency derivative instruments. To mitigate this risk, the Company purchases forward and option contracts from several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of September 27, 2013, there were six counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $2 million.

It is the Company's policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	September 27, 2013		March 29, 2013
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in consolidated condensed balance sheets	$3	$18	$5	$11
Gross amounts not offset in the consolidated condensed balance sheets (1)	—	—	2	2
Net amount	$3	$18	$3	$9

(1)
These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

Interest Rate Swaps

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company's 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt.

For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps were reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 8). The cash flows associated with the interest rate swaps are reported in net cash provided by (used in) operating activities on the Consolidated Condensed Statements of Cash Flows.

The estimated fair value of the interest rate swaps was $5 million as of September 27, 2013 and this amount is reported as a derivative asset included within the other assets line on the Company's Consolidated Condensed Balance Sheets (see Note 6). The change in fair value of interest rate swaps resulted in a gain of $5 million for the quarter ended September 27, 2013 and is included within the other income (expense) line on the Consolidated Condensed Statement of Operations.

Consistent with the Company's counterparty risk management strategy, the Company contracted with several financial institutions to execute the swap transactions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 –	Debt

Term note exchange

During the quarter, the Company entered into an exchange agreement with a noteholder to exchange $20.8 million of its 6.50% term notes, due 2018 for $24.7 million of its 4.45% term notes due 2022. This term note exchange was accounted for as a debt modification and as a result, the difference between the face value of term notes exchanged was accounted for as additional debt discount, which along with the existing unamortized discount and deferred financing costs, will be amortized to interest expense over the term of the 4.45% term notes, using the effective interest method.

Interest rate swaps

As disclosed in Note 7, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of its 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. Under the terms of the swap transactions, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay monthly interest at the one month LIBOR rate, plus a weighted average contractual margin. The Company designated these interest rate swaps as fair value hedges and is accounting for them in accordance with the shortcut method under ASC Topic 815 (See Note 7). The change in the fair value of the interest rate swaps from inception to September 27, 2013 was approximately $5 million. The carrying value of the 4.45% term notes due 2022, recorded as long-term debt within the Consolidated Condensed Balance Sheets, was increased by this amount.

Note 9 –	Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries offer a number of pension and post-retirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$1	$2	$6	$6
Interest cost	37	38	31	29
Expected return on assets	(51)	(36)	(38)	(30)
Amortization of unrecognized net loss and other	11	10	5	5
Contractual termination benefits	—	—	2	1
Settlement loss	6	—	—	—
Net periodic pension cost	$4	$14	$6	$11

	Six Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$3	$5	$13	$14
Interest cost	75	78	61	60
Expected return on assets	(102)	(76)	(75)	(61)
Amortization of unrecognized net loss and other	22	21	11	10
Contractual termination benefits	—	—	3	6
Settlement loss	6	—	—	—
Net periodic pension cost	$4	$28	$13	$29

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company contributed $26 million and $54 million to the defined benefit pension plans during the quarter and six months ended September 27, 2013, respectively. In aggregate, the Company expects to contribute approximately $86 million during fiscal 2014. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2014.

On July 19, 2013, CSC completed the sale of ATD (see Note 3), which had a pension and retiree medical plan. The plans were remeasured as of the date of the sale that resulted in settlement costs totaling $4 million that was recorded as part of gain on sale of ATD, and a reduction to long-term liabilities of $28 million.

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

The components of net periodic benefit cost for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Service cost	$1	$1
Interest cost	2	3
Expected return on assets	(1)	(1)
Amortization of unrecognized net loss and other	2	3
Settlement gain	(2)	—
Net provision for postretirement benefits	2	$6

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Service cost	$2	$2
Interest cost	4	6
Expected return on assets	(2)	(3)
Amortization of unrecognized net loss and other	5	7
Settlement gain	(2)	—
Net provision for postretirement benefits	$7	$12

The Company contributed $2 million and $3 million to the postretirement benefit plans during the quarter and six months ended September 27, 2013, respectively. The Company expects to contribute approximately $8 million to the postretirement benefit plans during fiscal 2014.

Note 10 –	Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 32.4% and 31.9% for the quarter and six months ended September 27, 2013, respectively, and 28.4% and 32.2% for the quarter and six months ended September 28, 2012, respectively. The following are the primary drivers of the ETR for the six months ended September 27, 2013 and September 28, 2012. For the tax impact of discontinued operations, see Note 3.

•	During the second quarter and six months ended September 27, 2013, the ETR was impacted by the change in valuation allowances in non-U.S. jurisdictions and the global mix of income.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•
During the second quarter and six months ended September 27, 2013, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the second quarter and six months ended September 27, 2013 by 4.6% and 2.3%, respectively.

•
During the second quarter and six months ended September 28, 2012, there was an increase in valuation allowances in non-U.S. jurisdictions which was partially offset by exempt income as well as a change in the global mix of income.

•
During the second quarter and six months ended September 28, 2012, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the second quarter and six months ended September 28, 2012 by 4.0% and 3.2%, respectively.

There were no material changes to uncertain tax positions in the second quarter of fiscal 2014 compared to the fiscal 2013 year-end.

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

During the second quarter and six months ended September 28. 2012, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR....

QTR	YTD
Tagged in Doc	6.4

Note 11 –	Stock Incentive Plans

As of September 27, 2013, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarters and six months ended September 27, 2013 and September 28, 2012, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Cost of services	$7	$3
Selling, general and administrative	9	10
Total	$16	$13
Total, net of tax	$10	$9

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Cost of services	13	$6
Selling, general and administrative	20	14
Total	$33	$20
Total, net of tax	$21	$13

The Company’s overall stock-based compensation granting practice has not changed significantly year over year. The increase in stock-based compensation expense, for both the second quarter and the six month period ended September 27, 2013, was primarily due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs. Stock-based compensation expense for six months ended September 27, 2013 and September 28, 2012, included an adjustment of $4 million and $3 million, respectively, to reflect actual forfeiture experience for the prior fiscal years.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant date fair values of stock options granted during the three months ended September 27, 2013 and September 28, 2012 were $16.35, and $7.21 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Six Months Ended
	September 27, 2013	September 28, 2012
Risk-free interest rate	2.08%	1.14%
Expected volatility	35%	36%
Expected term (in years)	6.70	6.59
Dividend yield	1.67%	2.90%

During the six months ended September 27, 2013 and September 28, 2012, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $13 million and $2 million, respectively, and an excess tax benefit of $5 million and $0 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of September 27, 2013, 18,682,673 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of September 27, 2013
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as March 29, 2013	15,140,567	$43.23	5.45	$113
Granted	2,134,934	44.88
Exercised	(2,159,991)	40.88		19
Canceled/Forfeited	(891,787)	32.69
Expired	(937,241)	51.94
Outstanding as of September 27, 2013	13,286,482	43.97	5.76	117
Vested and expected to vest in the future as of September 27, 2013	13,053,535	44.04	5.69	114
Exercisable as of September 27, 2013	9,195,803	47.04	4.28	56

The total intrinsic value of options exercised during the six months ended September 27, 2013 and September 28, 2012 was $19 million and less than $1 million, respectively. The cash received from stock options exercised during the six months ended September 27, 2013 and September 28, 2012 was $85 million and $1 million, respectively.

As of September 27, 2013, there was $41 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.17 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company issued at a price of $0. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee's status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares and dividend equivalents are forfeited.

The Company grants RSUs with service and performance-based vesting terms. Service-based RSUs generally vest over periods of three to five years. The number of performance-based RSUs that ultimately vest is dependent upon the Company's achievement of certain specified performance criteria over a three-year period. Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. Beginning in fiscal 2013, performance-based RSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the first quarter of fiscal 2014, shares were settled due to meeting the company performance targets in fiscal year 2013. The probable achievement was also increased to the maximum payout based on management's expectation of meeting the performance criteria resulting in additional expense recognized. In the table below, such awards are reflected at the number of shares to be settled upon achievement of target performance measures.

During the six months ended September 27, 2013, certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive’s separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executives separation of service. For the certain executives who joined the company in fiscal year 2013 and after, the awards vest at age 62, or 50% of the award partially vests at age 55 with 5 years service with an additional 10% vesting each additional year of service up to ten years of service. Prior to fiscal year 2013, awards vested at age 65 or 55 and 10 years of service.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning RSUs granted under stock incentive plans is as follows:

	As of September 27, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	2,263,272	$31.53
Granted	1,194,442	45.82
Released/Issued	(365,753)	31.88
Canceled/Forfeited	(415,623)	38.63
Outstanding as of September 27, 2013	2,676,338	37.04

As of September 27, 2013, there was $80 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.37 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of September 27, 2013, 197,400 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to nonemployee directors is as follows:

	As of September 27, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	188,445	$39.85
Granted	25,000	51.55
Released/Issued	(29,299)	35.81
Canceled/Forfeited	—	—
Outstanding as of September 27, 2013	184,146	42.07

For awards granted in fiscal 2013 and prior, vested RSUs are automatically settled for shares of CSC common stock and dividend equivalents when the non-employee director ceases to be a director of the Company. The number of shares to be settled is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election, the RSUs may be settled (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service. For RSU awards granted in fiscal 2014, RSUs vest and settle at the earlier of (i) the one-year anniversary of the grant date, or (ii) the date of the Company's first Annual Meeting of the Stockholders held after the grant date. Alternatively, settlement of the RSU may be deferred per election of the non-employee director.

Note 12 –	Stockholder's Equity

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the second quarter and first six months of fiscal 2014, 2,044,109 and 4,873,222 shares were purchased, respectively, through open market purchases for an aggregate consideration of $102 million and $229 million, respectively, at a weighted average price of $49.85 and $46.91 per share, respectively. The repurchased shares were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings. The Company paid $22 million during the first quarter of fiscal 2014 for shares purchased during the fourth quarter of fiscal 2013 that had not yet settled in cash by March 29, 2013. This amount is presented as a financing outflow in the Consolidated Condensed Statement of Cash Flows for the six months ended September 27, 2013, and was reclassified from operating cash flows during the second quarter. The Company did not repurchase any shares during the first six months of fiscal 2013.

Accumulated Other Comprehensive Loss

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarter and six months ended September 27, 2013 and September 28, 2012, respectively:

For the three months ended September 27, 2013 (Amounts in millions)	Before Tax Amount	Tax Expense	Net of Tax Amount
Foreign currency translation adjustments	$—	$(3)	$(3)
Pension and other postretirement benefit plans:
Net actuarial gain/loss arising during the year (1)	10	(2)	8
Amortization of net actuarial loss and other (2)	18	(5)	13
Settlement (3)	32	(7)	25
Total pension and other postretirement benefit plans	60	(14)	46
Total other comprehensive income (loss)	$60	$(17)	$43

For the six months ended September 27, 2013 (Amounts in millions)	Before Tax Amount	Tax Expense	Net of Tax Amount
Foreign currency translation adjustments	$(85)	$(2)	$(87)
Pension and other postretirement benefit plans:
Net actuarial gain/loss arising during the year (1)	11	(2)	9
Amortization of net actuarial loss and other (2)	38	(11)	27
Settlement (3)	32	(7)	25
Total pension and other postretirement benefit plans	81	(20)	61
Total other comprehensive income (loss)	$(4)	$(22)	$(26)

(1)
Represents the result of remeasurement of the pension and OPEB liability associated with the settlement of ATD's pension and retiree medical plans due to CSC's completion of the sale of ATD (see Note 9).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic postretirement benefit cost of the second quarter and the first six months of fiscal 2014, respectively (see Note 9).

(3)	Represents the settlement of ATD's pension and and retiree medical plans due to CSC's completion of the sale of ATD (see Note 9).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the three months ended September 28, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$41	$(2)	$39
Pension and other postretirement benefit plans:
Net actuarial gain/loss arising during the year	(4)	1	(3)
Prior service cost/credit arising during the year	28	(8)	20
Amortization of net actuarial loss (1)	18	(6)	12
Foreign currency exchange rate changes	—	(8)	(8)
Total pension and other postretirement benefit plans	42	(21)	21
Total other comprehensive income (loss)	$83	$(23)	$60

For the six months ended September 28, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(87)	$(1)	$(88)
Pension and other postretirement benefit plans:
Net actuarial gain/loss arising during the year	(4)	1	(3)
Prior service cost/credit arising during the year	28	(8)	20
Amortization of net actuarial loss (1)	37	(11)	26
Foreign currency exchange rate changes	—	(8)	(8)
Total pension and other postretirement benefit plans	61	(26)	35
Total other comprehensive income (loss)	$(26)	$(27)	$(53)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic postretirement benefit cost of the second quarter and the first six months of fiscal 2013, respectively (see Note 9).

The following tables show the changes in accumulated other comprehensive loss, for the six months ended September 27, 2013 and September 28, 2012, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 29, 2013	$77	$(1,431)	$(1,354)
Current-period other comprehensive (loss) income, net of taxes	(87)	9	(78)
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest, including balances related to sale of ATD (1)	—	35	35
Balance at September 27, 2013	$(10)	$(1,387)	$(1,397)

(1)	Includes $13 million related to ATD divestiture.

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes	(89)	28	(61)
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest	—	26	26
Balance at September 28, 2012	$71	$(1,199)	$(1,128)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 13 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Interest	$71	$90
Taxes on income, net of refunds	68	74

Non-cash investing activities include the following:

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Capital expenditures in accounts payable and accrued expenses	$36	$28
Capital expenditures through capital lease obligations	81	86
Assets acquired under long-term financing	3	—

Non-cash financing activities for the six months ended September 27, 2013 and September 28, 2012 included common share dividends declared but not yet paid of $30 million and $31 million, respectively.

Note 14 –	Segment Information

During fiscal 2013, the Company undertook numerous organizational and operational changes to align the Company's leadership, assets, and operating model with this strategy. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next generation offerings for commercial and government clients. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes operating results by reportable segment. Segment results for the quarter and six months ended September 28, 2012 have been recast to reflect the change in reportable segments. In addition, segment results for the quarter and six months ended September 28, 2012 have been adjusted from amounts previously reported to reflect discontinued operations (see Note 3).

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended September 27, 2013
Revenues	$1,047	$1,121	$1,052	$3	$(36)	$3,187
Operating income	114	98	157	(31)	—	338
Depreciation and amortization	38	169	37	4	—	248

Quarter ended September 28, 2012
Revenues	$1,200	$1,163	$1,190	$3	$(28)	$3,528
Operating income (loss)	81	42	143	(4)	—	262
Depreciation and amortization	48	178	40	5	—	271

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Six months ended September 27, 2013
Revenues	$2,124	$2,271	$2,105	$7	$(66)	$6,441
Operating income	220	180	278	(31)	—	647
Depreciation and amortization	78	343	74	7	—	502

Six months ended September 28, 2012
Revenues	$2,473	$2,366	$2,373	$6	$(62)	$7,156
Operating income (loss)	152	58	236	(33)	—	413
Depreciation and amortization	95	351	80	7	—	533

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Operating income	$338	$262	$647	$413
Corporate G&A	(68)	(70)	(132)	(130)
Interest expense	(35)	(46)	(74)	(90)
Interest income	3	5	7	10
Other income (expense), net	(22)	11	(21)	(1)
Income from continuing operations before taxes	$216	$162	$427	$202

During the second quarter and the first six months of fiscal 2014 and fiscal 2013, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 4). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters and six months ended September 27, 2013 and September 28, 2012, as if the adjustments had been recorded in the appropriate period:

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 27, 2013
Revenues	$1,047	$8	$1,055
Operating income	114	17	131
Depreciation and amortization	38	—	38

Quarter ended September 28, 2012
Revenues	$1,200	$1	$1,201
Operating income	81	(11)	70
Depreciation and amortization	48	—	48

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 27, 2013
Revenues	$2,124	$28	$2,152
Operating income	220	23	243
Depreciation and amortization	78	—	78

Six months ended September 28, 2012
Revenues	$2,473	$7	$2,480
Operating income	152	(14)	138
Depreciation and amortization	95	1	96

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 27, 2013
Revenues	$1,121	$—	$1,121
Operating income	98	—	98
Depreciation and amortization	169	(1)	168

Quarter ended September 28, 2012
Revenues	$1,163	$1	$1,164
Operating income	42	7	49
Depreciation and amortization	178	—	178

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 27, 2013
Revenues	$2,271	$—	$2,271
Operating income	180	(2)	178
Depreciation and amortization	343	(1)	342

Six months ended September 28, 2012
Revenues	$2,366	$1	$2,367
Operating income	58	7	65
Depreciation and amortization	351	(3)	348

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended September 27, 2013
Revenues	$1,052	$1	$1,053
Operating income	157	1	158
Depreciation and amortization	37	—	37

Quarter ended September 28, 2012
Revenues	$1,190	$1	$1,191
Operating income	143	3	146
Depreciation and amortization	40	—	40

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended September 27, 2013
Revenues	$2,105	$—	$2,105
Operating income	278	(1)	277
Depreciation and amortization	74	—	74

Six months ended September 28, 2012
Revenues	$2,373	$—	$2,373
Operating income	236	6	242
Depreciation and amortization	80	—	80

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15 –	Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended September 27, 2013:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross *	$1,316	$2,152	$793	$4,261
Accumulated impairment losses *	(671)	(2,074)	—	(2,745)
Balance as of March 29, 2013, net	645	78	793	1,516

Additions	27	—	—	27
Deductions	(12)	—	(41)	(53)
Foreign currency translation	(16)	—	—	(16)

Goodwill, gross	1,315	2,152	752	4,219
Accumulated impairment losses	(671)	(2,074)	—	(2,745)
Balance as of September 27, 2013, net	$644	$78	$752	$1,474

* Both the gross goodwill and accumulated impairment losses amounts have been adjusted for a reduction of $19 million, to reflect the fully impaired goodwill associated with the enterprise systems integration business divested in fiscal 2013.

As described in Note 14, at the beginning of fiscal 2014, the Company changed its operating model, which resulted in changes to the Company's reportable segments and to its reporting units. Concurrent with the change in the reportable segments, the Company reassigned goodwill among certain of its reporting units, using a relative fair value allocation approach. As a result of this reassignment, $47 million of goodwill was reallocated from the former MSS segment to the new GBS segment. The reallocation of goodwill is reflected in the goodwill balances as of March 29, 2013, noted above.

The addition to goodwill represents the second quarter acquisition of InfoChimps, Inc. (see Note 3). The deductions in goodwill relate to the first quarter divestiture of GBS' flood insurance BPO business and the second quarter divestiture of NPS' ATD business (see Note 3). No goodwill was allocated to the software business within GBS that was classified as discontinued operations in the second quarter of fiscal 2014 (see Note 3).

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new goodwill guidance that the Company adopted in Fiscal 2013 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under previous guidance. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed a qualitative assessment for each reporting unit as of June 29, 2013, the annual goodwill testing date for Fiscal 2014. Based on these qualitative assessments, the Company determined that none of its reporting units met the “more-likely-than-not” threshold that would require the Company to perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

At the end of the second quarter of fiscal 2014, the Company assessed whether there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units, and therefore it was unnecessary to perform the first step of the two-step impairment testing process as of the end of the second quarter of fiscal 2014. The fair values of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

all of CSC's reporting units were substantially in excess of their carrying values based on the step one test performed in conjunction with the Company's first quarter fiscal 2014 goodwill reallocation and impairment testing. None of the Company's reporting units were at risk of failing the step one test at that time.

As of the beginning of the first quarter of fiscal 2014, the Company performed the first step of the goodwill impairment test for all reporting units due to the segment reorganization described above. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

Due to the disposal of the flood insurance BPO business in May 2013 (see Note 3), the Company performed an assessment to determine whether the remaining goodwill of GBS' Industry Software and Solutions (IS&S) reporting unit, which contained the divested business, might be impaired. The Company determined that no impairment existed. In addition, due to the disposal of ATD in July 2013 (see Note 3), CSC performed the first step of the goodwill impairment test for the remaining business of the NPS reporting unit as of the date of the disposal. The fair value of the NPS reporting unit exceeded its carrying value, and the second step of the goodwill impairment test was not required.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of September 27, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,513	$1,041	$472
Software	2,226	1,623	603
Customer and other intangible assets	482	286	196
Total intangible assets	$4,221	$2,950	$1,271

	As of March 29, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,473	$968	$505
Software	2,134	1,523	611
Customer and other intangible assets	512	281	231
Total intangible assets	$4,119	$2,772	$1,347

Amortization related to intangible assets was $94 million and $107 million for the quarters ended September 27, 2013, and September 28, 2012, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $12 million and for amortization of contract related intangible assets of $3 million and $2 million in each of the respective quarters. Amortization expense related to capitalized software was $45 million and $53 million for the quarters ended September 27, 2013, and September 28, 2012, respectively.

Amortization related to intangible assets was $192 million and $202 million for the six months ended September 27, 2013, and September 28, 2012, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $17 million and $22 million and for amortization of contract related intangible assets of $6 million and $5 million in each of the respective six month periods. Amortization expense related to capitalized software was $89 million and $96 million for the six months ended September 27, 2013, and September 28, 2012, respectively.

Estimated amortization expense related to intangible assets as of September 27, 2013, for the remainder of fiscal 2014 is $174 million, and for each of the fiscal years 2015, 2016, 2017 and 2018, is as follows: $308 million, $219 million, $159 million and $115 million, respectively.

Note 16 –	Restructuring Costs

The Company recorded $15 million and $58 million of restructuring costs for the quarters ended September 27, 2013 and September 28, 2012, respectively. For the six months ended September 27, 2013 and September 28, 2012, the Company recorded $22 million and $85 million, respectively. The costs recorded during the quarter and six months ended September 27, 2013 and the September 28, 2012 were in connection with actions under both the Fiscal 2013 and Fiscal 2012 plans, as described below.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, and (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Actions under the Fiscal 2013 Plan commenced in September 2012 and management expects that further actions will be taken during fiscal 2014, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2013 Plan as of September 27, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of September 27, 2013
Workforce reductions	$155	$18	$(3)	$(66)	$3	$107
Facilities costs	10	3	—	(2)	(1)	$10
Other(2)	11	—	—	(11)	—	—
	$176	$21	$(3)	$(79)	$2	$117

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan are to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 were substantially carried out through fiscal 2013. Management expects that further actions will be taken during fiscal 2014, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2012 Plan as of September 27, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Cash paid	Other(1)	Restructuring liability as of September 27, 2013
Workforce reductions	$9	$1	$(6)	$(2)	$2
Facilities costs	5	—	(1)	—	4
Total	$14	$1	$(7)	$(2)	$6

(1)	Foreign currency translation adjustments.

Of the total $123 million restructuring liability as of September 27, 2013, $121 million is a short-term liability and is included in accrued expenses and other current liabilities, and $2 million is included in other long-term liabilities.

The composition of restructuring expenses for the second quarter and first six months of fiscal 2014 and fiscal 2013 by segment is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
GBS	$9	$17	$18	$31
GIS	6	40	6	53
NPS	—	1	—	1
Corporate	—	—	(2)	—
Total	$15	$58	$22	$85

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 17 –	Contract with the U.K. National Health Service

Revised Project Agreement

The Company and the NHS are parties to a contract under which the Company has developed and deployed an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment.

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which was approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN and provided for a change compensation payment by NHS to the Company on that date in the amount of £10 million ($15 million) net of value added tax in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that the Company delivered up to a certain version of the product. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through a "revised project agreement" (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials. Pursuant to the RPA, the parties have agreed to a mutual release of certain accrued claims under the contract through the date of the RPA, October 4, 2013.

Principal Components of the IACCN and the RPA

The key terms first agreed in the IACCN (and now embodied in the RPA) with respect to the delivery of the Lorenzo product and associated services are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the IACCN (and as now embodied in the RPA), the parties agreed that the NHS is no longer subject to any trust volume commitment for the Lorenzo product, and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN (and as now embodied in the RPA) created pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the terms agreed in the IACCN (and as now embodied in the RPA), as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
Under the IACCN (and as now embodied in the RPA), the Lorenzo product was redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product modules, neither the NHS nor any trust is obligated to purchase or deploy any of those modules.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

4.
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

The IACCN did not materially alter the terms relating to the deployment of non-Lorenzo products. However, the RPA reflects certain terms not included in the IACCN relating to the Company’s continued deployment, hosting and maintenance services for non-Lorenzo products and services as follows:

1.
The RPA provides that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value in the approximate amount of £47.5 million ($75 million) as at the October 4, 2013 RPA effective date. The NHS may use the repurposed fund to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Except as noted in point 2 below, the existing estate of deployed non-Lorenzo products are not affected by the RPA.

2.
The RPA also provides that the NHS may, subject to certain notice requirements and to the payment of certain decommissioning fees to CSC, require that certain services be removed, or decommissioned, from the scope of the contract and that the related service charges be adjusted accordingly. The NHS’s right to decommission services does not apply to Lorenzo services deployed after the October 4, 2013 RPA effective date or to ambulance services. The basis for decommissioning shall be either the complete closure of an NHS trust (or other NHS service recipient) or the cessation of relevant clinical services by a trust (or other NHS service recipient) (a “natural decommissioning”), or an NHS trust (or other NHS service recipient) determining that it no longer requires a particular service for any other reason (a “voluntary decommissioning”). The NHS is subject, during the remaining term of the contract, to an aggregate monetary limit on the ability to effect any voluntary decommissionings, which at the October 4, 2013 RPA effective date was approximately £19.6 million ($31 million). The NHS is also subject, during the remaining term of the contract, to aggregate monetary limits on the ability to effect any voluntary decommissionings with respect to individual modules of certain products, which limits at the October 4, 2013 RPA effective date, ranged from approximately £0.2 million to £4.4 million ($0.3 million to $6.9 million) (depending on the affected module in question).

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 18 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of September 27, 2013, the Company had $30 million of outstanding surety bonds and $130 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of September 27, 2013, the Company had $86 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 27, 2013:

(Amounts in millions)	Fiscal 2014	Fiscal 2015	Fiscal 2016 and thereafter	Total
Surety bonds	$29	$1	$—	$30
Letters of credit	20	44	66	130
Stand-by letters of credit	4	70	12	86
Total	$53	$115	$78	$246

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amended the terms of the then current contract and formed the basis on which the parties finalized a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. On October 4, 2013, the Company and NHS finalized a full restatement of the contract through a revised project agreement (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. See Note 17 for further information relating to the to the foregoing matters.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. Certain non-U.S. employees and certain former employees, including former executives in the United States, have received Wells Notices from the SEC staff. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC Commission file an enforcement action against the recipient. Under SEC procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells Submission that seeks to persuade the SEC that such an action should not be brought. The Company has been informed by several recipients that they have made or intend to make such submissions. The Company, through outside counsel, has been communicating with the SEC Enforcement Staff concerning a possible resolution involving the Company. The Company is unable to predict how long the SEC process will last or its possible outcome. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate any possible loss or range of loss associated with these matter at this time. See Note 4 for further information.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff seeks unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on February 20, 2013. On March 5, 2013, the Fourth Circuit denied the petition for permission to appeal the class certification order. On December 14, 2012, the court issued an order extending the expert discovery deadline to February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. On January 13, 2013, the court issued an order extending the expert discovery deadline to April 1, 2013. Motions for summary judgment were filed on March 18, 2013. On May 15, 2013, the Company entered into a stipulation and agreement of settlement with the lead plaintiff to settle all claims in the lawsuit for $97.5 million, which was accrued for as of March 29, 2013 and included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. As of March 29, 2013, the Company has also recorded a receivable of $45 million, which represents the amount recoverable under the Company's corporate insurance policies, and is included in receivables on the Company's Consolidated Balance Sheet. The agreement was subject to approval by the court. On May 24, 2013, the Court entered a Preliminary Approval Order Providing for Notice and Hearing in Connection with Proposed Class Action Settlement. On September 19, 2013, a Settlement Hearing was held before the Court. On September 20, 2013, the Court entered a Final Order and Judgment, which, among other things, approved the Settlement in all respects.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff seeks damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required defendants to provide to the plaintiff certain of the discovery produced in the federal action. On May 10, 2013, the court continued the stay to May 31, 2013 upon joint motion of the parties. On June 1, 2013, the parties filed a joint motion to continue the stay. On June 28, 2013, the court denied the joint motion to continue the stay and set the matter for trial on January 6, 2014. On August 9, 2013, the plaintiff filed an amended complaint, which named as defendants Messrs. Laphen and Mancuso, members of the Company’s Board of Directors and the Company as a nominal defendant. On August 23, 2013, the parties, as well as the parties to the Bainto and Himmel cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement is subject to approval by the Nevada state court. In accordance with the terms of the stipulation of settlement, on August 28, 2013, the plaintiff filed a motion for nonsuit, which was entered by the Virginia state court on September 11, 2013. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. On September 5, 2012, Defendants notified the court of the Eastern District of Virginia's ruling in In re Computer Sciences Corporation Securities Litigation. On September 11, 2012, the parties filed a joint status report proposing a schedule for the filing of an amended complaint by plaintiff and for motion to dismiss briefing. Plaintiff filed an amended complaint on September 28, 2012. Upon stipulation of the parties, the court consolidated the Bainto case and Himmel case (described below) and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. On August 23, 2013, the parties, as well as the parties to the Hung and Himmel cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement is subject to approval by the Nevada state court. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013.

On October 16, 2012, a separate shareholder derivative action entitled Daniel Himmel v. Michael W. Laphen et al. (No. A-12-670190-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The Himmel complaint is substantively similar to the Bainto complaint, but includes a claim for unjust enrichment and seeks additional injunctive relief. Upon stipulation of the parties, the court consolidated the Bainto case (describe above) and the Himmel case and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. On August 23, 2013, the parties, as well as the parties to the Hung and Bainto cases, entered into a stipulation of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement is subject to approval by the Nevada state court. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013.

On December 20, 2012, a separate shareholder derivative complaint entitled Shirley Morefield v Irving W. Bailey, II, et al, (Case No. 1:120V1468GBL/TCB) was filed in the United States District Court for the Eastern District of Virginia. The complaint names certain of CSC's current and former directors and officers as defendants and the Company as a nominal defendant. The complaint is similar to the Hung complaint but asserts only a claim for breach of fiduciary duty and alleges that the plaintiff made a demand on the CSC Board prior to commencing suit and that such demand was refused. Motions to dismiss were filed on March 18, 2013. On April 8, 2013, Plaintiff filed an amended complaint. Motions to dismiss the amended complaint were filed on April 17, 2013 and were heard on May 10, 2013. On August 7, 2013, the court granted the motions to dismiss with prejudice and entered judgment in favor of the defendants. On or about August 26, 2013, Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit. On October 6, 2013, the parties reached an agreement to resolve the appeal. Plaintiff will dismiss her appeal upon approval of the settlement in the Hung, Bainto and Himmel matters and agrees that, upon final approval of that settlement, her claims shall be released, fully, finally and forever, CSC will pay to Plaintiff’s counsel an attorney fee and expense amount of $195,000.

On March 1, 2012, the Company was competitively awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the State) to modernize the Medicaid Management Information System ("MMIS"), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract is predominately fixed price. Also, since awarded, federal government-mandated Medicaid information technology standards have been in considerable flux. The State has directed the Company to include additional functionality in the design to incorporate new federal mandates and guidance promulgated after the base scope of the Contract was finalized. Further, the State has declined to approve contract modifications to compensate the Company for the additional work.

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to the Company and, in accordance with prescribed State statutes and regulations, the Company timely filed a certified claim with the State in the total estimated amount of approximately $61 million on September 27, 2013 (the Claim). The Company believes it has valid and reasonable factual and legal bases for the Claim and that the circumstances that have led or will lead to the Company’s additional costs set forth in the Claim were unforeseen as of the operative proposal submission dates and are not the result of deficiencies in CSC’s performance. However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention should the Claim be denied and an appeal litigated before the Board.

For service and non-construction State contracts, Maryland law does not impose any deadline upon a State procurement officer to render a decision. If the final decision of the State with regard to the Claim is unsatisfactory to the Company, the Company may file a Notice of Appeal with the Maryland State Board of Contact Appeals (the Board), which has exclusive initial jurisdiction of State contract claims concerning breach, performance, modification, or termination of contracts procured under Title II of Maryland's General Procurement Law.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 19 –	Subsequent Events

On October 11, 2013, CSC amended its current unsecured $1.5 billion credit facility by expanding its borrowing capacity to $2.5 billion and extending its maturity to January 15, 2019. The terms of the amended $2.5 billion facility allow for borrowings by both CSC and certain of its international subsidiaries within a $2 billion sub-limit for borrowings denominated in U.S. dollar, Euros and Pound Sterling, and a $0.5 billion sub-limit for borrowings denominated in U.S. dollar, Euros, Pounds Sterling, Japanese Yen, Australian Dollar and Singapore Dollar. The amended credit facility also provides, on an uncommitted basis, that the aggregate amount of the facility may be increased to up to $3 billion. The amended facility has a lower interest on amounts borrowed and provides for lower commitment fees on undrawn amounts. There were no borrowings outstanding against the $1.5 billion credit facility at September 27, 2013.

On October 29, 2013, CSC signed a definitive agreement to acquire ServiceMesh, an enterprise cloud management company, for $158 million in cash plus up to $137 million in contingent earn-out payments based on certain performance targets. The acquisition is expected to close during the third quarter of fiscal 2014.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and Six Months of Fiscal 2014 versus
Second Quarter and Six Months of Fiscal 2013

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with the Company's Annual Report on Form 10-K. The reader should specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the interim Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The following discusses the Company's financial condition and results of operations as of and for the quarter and six months ended September 27, 2013, and the comparable periods of the prior fiscal year.

Reportable Segments

CSC is a global leader of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on its client's technology investments through best-in-class industry solutions, domain expertise and global scale.

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

The Company’s new reportable segments are as follows:

•
Global Business Services (GBS) – GBS is uniquely positioned to help clients understand and exploit industry trends of IT modernization and virtualization of the IT stack (which consists of hardware, software, networking, storage and computing assets). The segment comprises three units: Consulting, Industry Software & Solutions, and Applications Services. The Consulting business is a global leader in helping large organizations, public-sector entities, and local businesses innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. Industry Software & Solutions is a leader in industry-based software, services, and business process services and outsourcing. The software solutions and process-based intellectual property power mission-critical transaction engines in insurance, banking, healthcare and life sciences. Applications Services optimizes and modernizes clients' application portfolio and information services sourcing strategy, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the agile "as a Service - Economy" (aaS). Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise and end-to-end solutions. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging CSC's commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Evolving government priorities such as: 1) IT efficiency, which includes data center consolidation and next generation cloud technologies, 2) cyber security, 3) immigration reform, 4) mission intelligence driven by big data solutions, and 5) health IT and informatics, drive demand for NPS offerings

Segment results for the second quarter and first six months of fiscal 2013 have been recast to reflect the change in reportable segments. In addition, segment results for the second quarter and first six months of fiscal 2013 have been adjusted from amounts previously reported to reflect discontinued operations (see Note 3 to the Consolidated Condensed Financial Statements).

Overview

The key operating results for the second quarter and first six months of fiscal 2014 include:

•
Revenues for the second quarter of fiscal 2014 decreased $341 million, or 9.7%, to $3,187 million, and on a constant currency basis(1), decreased $326 million, or 9.2%, as compared to the second quarter of fiscal 2013. For the first six months of fiscal 2014, revenues decreased $715 million, or 10.0%, to $6,441 million, and on a constant currency basis, revenues decreased $686 million, or 9.6%, as compared to the first six months of fiscal 2013.

•
Operating income(2) for the second quarter of fiscal 2014 increased to $338 million as compared to operating income of $262 million for the second quarter of fiscal 2013. The operating income margin increased to 10.6% from last year's second quarter margin of 7.4%. For the first six months, operating income increased to $647 million as compared to operating income of $413 million for the first six months of fiscal 2013. The operating income margin increased to 10.0% from 5.8% for the comparable period of fiscal 2013.

•
Earnings before interest and taxes(3) (EBIT) increased to $248 million as compared to EBIT of $203 million for the second quarter of fiscal 2013. EBIT margin improved to 7.8% from last year's second quarter margin of 5.8%. EBIT increased to $494 million as compared to EBIT of $282 million for the first six months of fiscal 2013. EBIT margin improved to 7.7% from last year's margin of 3.9% for the comparable period.

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Operating income	$338	$262	$647	$413
Corporate G&A	(68)	(70)	(132)	(130)
Interest expense	(35)	(46)	(74)	(90)
Interest income	3	5	7	10
Other income (expense), net	(22)	11	(21)	(1)
Income from continuing operations before taxes	$216	$162	$427	$202

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Earnings before interest and taxes	$248	$203	$494	$282
Interest expense	(35)	(46)	(74)	(90)
Interest income	3	5	7	10
Taxes on income	(70)	(46)	(136)	(65)
Income from continuing operations	$146	$116	$291	$137

•
Income from continuing operations before taxes was $216 million, compared to $162 million in the second quarter of fiscal 2013, an increase of $54 million. Income from continuing operations before taxes was $427 million, compared to $202 million in the first six months of fiscal 2013, an increase of $225 million.

•
Income from discontinued operations, net of taxes, was $63 million, compared to $22 million in the same period of fiscal 2013, an increase of $41 million. Income from discontinued operations, net of taxes, was $77 million, compared to $43 million in the same period of fiscal 2013, an increase of $34 million.

•
Net income attributable to CSC common stockholders was $203 million, an increase of $73 million from last year's second quarter. Net income attributable to CSC common stockholders was $359 million, an increase of $189 million from the first six months of fiscal 2013.

•
Diluted earnings per share (EPS) for the second quarter of fiscal 2014, was $1.34, an increase of $0.51 as compared to $0.83 for the same period in the prior fiscal year. Diluted EPS was comprised of $0.93 from continuing operations and $0.41 from discontinued operations, as compared to $0.69 and $0.14, respectively, for the same period in the prior fiscal year. For the first six months of fiscal 2014, diluted EPS was $2.37, an increase of $1.28 as compared to $1.09 for the same period in the prior fiscal year. Diluted EPS was comprised of $1.86 from continuing operations and $0.51 from discontinued operations, as compared to $0.81 and $0.28, respectively, for the same period in the prior fiscal year.

•
The Company announced total contract awards(4)(5) of $4.2 billion for the second quarter of fiscal 2014, including $1.3 billion for GBS, $0.8 billion for GIS and $2.1 billion for NPS. Total contract awards for the second quarter of fiscal 2013 were $4.2 billion, including $2.8 billion for GBS, $0.3 billion for GIS and $1.1 billion for NPS.

•
Total backlog(6) at the end of the second quarter of fiscal 2014 was $30.7 billion, a decrease of $1.4 billion as compared to the backlog at the end of the second quarter of fiscal 2013 of $32.1 billion. Of the total $30.7 billion backlog, $5.0 billion is expected to be realized as revenue in the remainder of fiscal 2014. Of the total $30.7 billion backlog, $9.2 billion is not yet funded.

•	Days Sales Outstanding (DSO)(7) was 78 days at September 27, 2013, remaining flat as compared to the end of the second quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(8) was 45.0% at September 27, 2013, a decrease of 1.4 percentage points from 46.4% at March 29, 2013.

•
Cash provided by operating activities was $483 million, as compared to $665 million in the prior year. Cash used in investing activities was $76 million, as compared to $366 million in the prior year. Cash used in financing activities was $349 million, as compared to $469 million provided in the prior year.

•	Free cash flow(9) of $77 million for the first six months of fiscal 2014 decreased $135 million as compared to $212 million for the first six months of fiscal 2013.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012
Net cash provided by operating activities	$483	$665
Net cash used in investing activities	(76)	(366)
Acquisitions, net of cash acquired	27	34
Business dispositions	(232)	(2)
Short-term investments	(5)	—
Payments on capital leases and other long-term asset financings	(120)	(119)
Free cash flow	$77	$212

Results of Operations

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters and six months ended September 27, 2013 and September 28, 2012 are as follows:

	Quarter Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	Change	Percent Change
GBS	$1,047	$1,200	$(153)	(12.8)%
GIS	1,121	1,163	(42)	(3.6)
NPS	1,052	1,190	(138)	(11.6)
Corporate	3	3	—	—
Subtotal	3,223	3,556	(333)	(9.4)
Eliminations	(36)	(28)	(8)	-
Total Revenue	$3,187	$3,528	$(341)	(9.7)%

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012	Change	Percent Change
GBS	$2,124	$2,473	$(349)	(14.1)%
GIS	2,271	2,366	(95)	(4.0)
NPS	2,105	2,373	(268)	(11.3)
Corporate	7	6	1
Subtotal	6,507	7,218	(711)	(9.9)
Eliminations	(66)	(62)	(4)
Total Revenue	$6,441	$7,156	$(715)	(10.0)%

The major factors affecting the percent change in revenues for the quarter and six months ended September 27, 2013 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—	(0.3)%	(12.5)%	(12.8)%
GIS	—	(1.0)	(2.6)	(3.6)
NPS	0.2%	—	(11.8)	(11.6)
Cumulative Net Percentage	0.1%	(0.5)%	(9.3)%	(9.7)%

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—	(0.4)%	(13.7)%	(14.1)%
GIS	—	(0.8)	(3.2)	(4.0)
NPS	0.2%	—	(11.5)	(11.3)
Cumulative Net Percentage	0.1%	(0.4)%	(9.7)%	(10.0)%

Global Business Services

GBS segment revenue for the second quarter of fiscal 2014 decreased $153 million, or 12.8%, as compared to the same period of fiscal 2013, and decreased $150 million, or 12.5% in constant currency. For the first six months, GBS revenue decreased $349 million or 14.1%, as compared to the same period of fiscal 2013, and decreased $340 million, or 13.7%, in constant currency.

GBS revenue, for both the second quarter and first six months of fiscal 2014, was unfavorably impacted by certain fiscal 2013 revenues that did not recur in fiscal 2014. These principally included, revenues from the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit (Paxus) of $69 million and $141 million, respectively (see Note 3 to the Consolidated Condensed Financial Statements), and $55 million of milestone revenue realized on the NHS contract during the first quarter of fiscal 2013. In addition, GBS revenue was adversely impacted by adjustments of $5 million and $20 million, for the second quarter and first six months, respectively, on certain contracts within the industry software and solutions (IS&S) group (see Note 4 to the Consolidated Condensed Financial Statements), and a net $11 million, year-over-year, adverse impact due to adjustments recorded on contracts accounted for under the percentage of completion method.

Excluding the effect of the items mentioned above, GBS revenue declined $65 million, or 5.4% and $113 million, or 4.6% for the second quarter and first six months, respectively. The revenue decrease was mainly attributable to GBS'

consulting business, due to overall economic conditions and associated business under performance, primarily in the Australia and Central European regions.

GBS had contract awards of $1.3 billion in the second quarter and $2.5 billion in the first six months of fiscal 2014, as compared to awards of $2.8 billion in the second quarter and $4.9 billion in the first six months of fiscal 2013.

Global Infrastructure Services

GIS segment revenue for the second quarter of fiscal 2014 decreased $42 million, or 3.6%, as compared to the same period of fiscal 2013 and decreased $30 million, or 2.6% in constant currency. For the first six months, GIS revenue decreased $95 million, or 4.0%, as compared to the same period of fiscal 2013, and decreased $75 million, or 3.2%, in constant currency.

The decrease in GIS' revenue at constant currency for the second quarter was a result of reduced revenue of $22 million from contracts that terminated or concluded, and reduced revenue of $23 million primarily due to price-downs, contract modifications and lower pass-through revenue; partially offset by increased revenue $15 million from new client engagements acquired in fiscal 2013.

The decrease in GIS' revenue at constant currency for the first six months was a result of reduced revenue of $58 million from contracts that terminated or concluded, and reduced revenue of $46 million primarily due to price-downs, contract modifications and lower pass-through revenue; partially offset by increased revenue $31 million from new client engagements acquired in fiscal 2013.

GIS had contract awards of $0.8 billion in the second quarter and $1.7 billion in the first six months of fiscal 2014 as compared to $0.3 billion and $1.4 billion in the same periods of fiscal 2013. One of the industry trends is a shift toward smaller contract awards. The Company is participating in this trend and is winning a higher volume of smaller value deals, which is driving the year-over-year trend in new contract awards.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	September 27, 2013	September 28, 2012(1)(2)	Change	Percent Change
Department of Defense	$638	$735	$(97)	(13.2)%
Civil Agencies	369	397	(28)	(7.1)
Other (3)	45	58	(13)	(22.4)
Total	1,052	$1,190	(138)	(11.6)%

	Six Months Ended
(Amounts in millions)	September 27, 2013	September 28, 2012(1)(2)	Change	Percent Change
Department of Defense	$1,233	$1,432	$(199)	(13.9)%
Civil Agencies	774	821	(47)	(5.7)
Other (3)	98	120	(22)	(18.3)
Total	2,105	$2,373	(268)	(11.3)%

(1) Certain fiscal 2013 amounts were reclassified from Department of Defense to Civil Agencies and Other to conform to current year presentation.
(2) NPS revenues for fiscal 2013 have been adjusted from amounts previously reported to remove the revenue of the discontinued operation. See Note 3 to the Consolidated Condensed Financial Statements.
(3) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue for the second quarter of fiscal 2014 decreased $138 million, or 11.6%, and decreased $268 million, or 11.3%, for the first six months of fiscal 2014, as compared to the same periods of fiscal 2013.

For the second quarter, revenue from Department of Defense (DOD) contracts declined $97 million, or 13.2%. The revenue decrease on DOD contracts for the quarter was comprised of reduced revenue of $22 million on certain contracts with the NSA and other DOD agencies that either had concluded or were winding down, and reduced revenue of $61 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army and the Missile Defense Agency.

Revenue from contracts with Civil Agencies also experienced a year-over-year decline of $28 million for the second quarter of fiscal 2014. Revenue decrease on contracts with Civil Agencies for the second quarter was primarily due to a net reduction in scope and tasking on existing contracts of $36 million, primarily on contracts with the Internal Revenue Service and the U.S. Department of State, and reduced revenue of $29 million due to the programs winding down or ending with the Department of Energy and the EPA. These revenue decreases were partially offset by favorable year-over-year impact of $15 million due to revenue adjustments on certain contracts, with the Department of Homeland Security (DHS), accounted for under the percentage-of-completion method.

For the six month period, DOD contracts declined $199 million, or 13.9%. The revenue decrease on DOD contracts for the year to date was comprised of reduced revenue of $84 million on certain contracts with the NSA and other DOD agencies that either had concluded or were winding down, reduced revenue of $116 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army and the Missile Defense Agency.

Revenue from contracts with Civil Agencies also experienced a year-over-year decline of $47 million for the first six months of fiscal 2014. Revenue decrease on contracts with Civil Agencies for the year to date was primarily due to a net reduction in scope and tasking on existing contracts of $46 million, primarily on contracts with the Internal Revenue Service and the U.S. Department of State, and reduced revenue of $31 million due to the programs winding down or ending with the Department of Energy and the EPA. These revenue decreases were partially offset by favorable year-over-year impact of $22 million of revenue adjustments on certain contracts, with the DHS, accounted for under the percentage-of-completion method.

The Company expects the trend of reduced contract scopes, including reduced tasking to continue in the near term.

During the quarter and six months ended September 27, 2013, NPS had contract awards of $2.1 billion and $2.8 billion, respectively, as compared to $1.1 billion and $1.9 billion in the comparable periods in the prior year.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,338	$2,713	73.3%	76.9%	(3.6)%
Selling, general and administrative	316	294	9.9	8.3	1.6
Depreciation and amortization	248	271	7.8	7.7	0.1
Restructuring costs	15	58	0.5	1.6	(1.1)
Interest expense, net	32	41	1.0	1.2	(0.2)
Other (income) expense, net	22	(11)	0.7	(0.3)	1.0
Total	$2,971	$3,366	93.2%	95.4%	(2.2)%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$4,794	$5,680	74.6%	79.5%	(4.9)%
Selling, general and administrative	608	575	9.4	8.0	1.4
Depreciation and amortization	502	533	7.8	7.4	0.4
Restructuring costs	22	85	0.3	1.2	(0.9)
Interest expense, net	67	80	1.0	1.1	(0.1)
Other (income) expense, net	21	1	0.3	—	0.3
Total	$6,014	$6,954	93.4%	97.2%	(3.8)%

Costs of Services

Costs of services (COS), excluding restructuring charges, as a percentage of revenue decreased 3.6 percentage points for the second quarter of fiscal 2014 and decreased 4.9 percentage points for the first six months, as compared to same periods of the prior fiscal year. Overall, the fiscal 2014 COS ratio for the Company, for the second quarter and the six month period, was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. In addition, the COS ratio was favorably impacted by certain account management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being redirected to focus on sales activities in fiscal 2014.

The GBS COS ratio for the first six months of fiscal 2014 benefited from the fiscal 2013 adverse NHS contract-related adjustment, to recognize no margins, not recurring in fiscal 2014. In addition, the GBS ratio for both the second quarter and six months benefited from year-over-year net favorable cost adjustments of $26 million and $19 million, respectively, and net adverse revenue adjustment of $11 million for both periods, on contracts accounted under percentage-of-completion method.

The GIS COS ratio for the second quarter and six months of fiscal 2014 benefited from the continuing focus on delivery on certain key contracts resulted in better margins including reduced start-up issues on new contracts. This reduction is mainly driven by ongoing operational improvements on focus accounts, the positive effects of restructuring taken over previous periods and the continued focus on cost reductions driven by standardization of products and processes.

The NPS COS ratio for the six month period benefited from the year-over-year net favorable cost adjustments of $15 million and net favorable revenue adjustments of $24 million, on contracts accounted for under the percentage-of-completion method.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges, as a percentage of revenue increased 1.6 percentage points for the second quarter of fiscal 2014, and increased 1.4 percentage points for the first six months as compared to the similar periods of the prior year.

The increase in the SG&A ratio, for both the second quarter and the six month period, was primarily due to management previously engaged in the contract delivery activities, which rolled up under Cost of Services in fiscal 2013, redirected to focus on sales activities in fiscal 2014, incremental hires of sales personnel, and also due to reduced revenues for both the second quarter and the first six months of fiscal 2014. Partially offsetting the increased ratio was reduced bid and proposal spending within NPS due to focus towards higher margin targets.

Corporate general and administrative for the second quarter and first six months of fiscal 2014 was relatively flat at $68 million and $132 million, as compared to $70 million and $130 million during the same periods of the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.1 and 0.4 percentage points for the second quarter and first six months of fiscal 2014, respectively, as compared to the same period of fiscal 2013, primarily due to decreased revenues.

Restructuring Costs

Total restructuring costs recorded during the quarter and six months ended September 27, 2013 were $15 million and $22 million, respectively, as compared to $58 million and $85 million, respectively, in the comparable periods of the prior fiscal year. For the second quarter and first six months, pension benefit augmentations of $2 million and $3 million were included in total restructuring costs, as compared to $1 million and $6 million, in the comparable periods of fiscal 2013. The pension benefit augmentations are due to certain employees in accordance with legal or contractual obligations, and will be paid out over several years as part of normal pension distributions.

The fiscal 2014 restructuring expense is a result of continuation of actions under the fiscal 2013 plan and emphasizes management's efforts to align staffing with the changing business needs and reduce certain costs through off-shoring. Additional restructuring actions under this plan are expected in fiscal 2014, which may result in additional charges.

Actions under the Fiscal 2012 Plan commenced in March 2012 and were carried out through fiscal 2013. See Note 16 to the Consolidated Condensed Financial Statements for a description of the Fiscal 2013 and Fiscal 2012 plans.

Income from Discontinued Operations

Income from discontinued operations, net of taxes, was $63 million and $77 million for the quarter and six months ended September 27, 2013, respectively, and $22 million and $43 million for the quarter and six months ended September 28, 2012, respectively. The income from discontinued operations represents the results of businesses, which have been either divested during fiscal 2014 and fiscal 2013 or are held-for-sale, and gains and loss on businesses divested. The divestitures are a part of the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services (See Note 3 to the Consolidated Condensed Financial Statements).

Interest Expense and Interest Income

Interest expense for the second quarter and first six months of fiscal 2014 was $35 million and $74 million, respectively, as compared to $46 million and $90 million, respectively, during the same periods of the prior fiscal year. The lower interest expense was primarily due to lower interest rate term notes and credit facility, issued during the third quarter of fiscal 2013, replacing the higher rate term notes which were redeemed during the fourth quarter of fiscal 2013.

Interest income for the second quarter and first six months of fiscal 2014 was $3 million and $7 million, respectively, as compared to $5 million and $10 million, respectively, during the same periods of the prior fiscal year. The lower interest income was due to lower cash balances in jurisdictions with higher interest rates.

Other (Income) Expense, Net

Other (income) expense, net primarily comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Other (income) expense, net for the second quarter and first six months of fiscal 2014 was a net expense of $22 million and $21 million, respectively, as compared to a net income of $(11) million and net expense of $1 million, respectively, during the same periods of the prior fiscal year. The decrease in other income was due to unfavorable movement in foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities. During the second quarter, the unfavorable movement in exchange rates was between the U.S. dollar and the British pound, whereas during the six month period, the unfavorable movement in exchange rates was between the U.S. dollar and the Indian Rupee.

Taxes

The Company's effective tax rate (ETR) from continuing operations was 32.4% and 31.9% for the quarter and six months ended September 27, 2013, respectively, and 28.4% and 32.2% for the quarter and six months ended September 28, 2012, respectively. The following are the primary drivers of the ETR for the six months ended September 27, 2013 and September 28, 2012. For the tax impact of discontinued operations, see Note 3 to the Consolidated Condensed Financial Statements.

•	During the second quarter and six months ended September 27, 2013, the ETR was impacted by the change in valuation allowances in non-U.S. jurisdictions and the global mix of income.

•
During the second quarter and six months ended September 27, 2013, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the second quarter and six months ended September 27, 2013 by 4.6% and 2.3%, respectively.

•
During the second quarter and six months ended September 28, 2012, there was an increase in valuation allowances in non-U.S. jurisdictions which was partially offset by exempt income as well as a change in the global mix of income.

•
During the second quarter and six months ended September 28. 2012, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the second quarter and six months ended September 28, 2012 by 4.0% and 3.2%, respectively.

There were no material changes to uncertain tax positions in the second quarter of fiscal 2014 compared to the fiscal 2013 year-end.

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

On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provide guidance on the deductibility of amounts paid to acquire, produce, or improve tangible property. These regulations also provide rules applicable to materials and supplies. The Company is in the process of assessing the impacts of these regulations and believes that the impact of these new regulations will not be material to the financial statements.

Earnings Per Share and Share Base

Earnings per share (EPS) for the second quarter and first six months of fiscal 2014, on a diluted basis, was $1.34 and $2.37, respectively, an increase of $0.51 and $1.28 from the comparable periods of fiscal 2013. The increase in EPS was the result of an increase in income before taxes from continuing operations (IBT) of $54 million and $225 million for the quarter and six months ended September 27, 2013, partially offset by an increase in tax expense of $24 million and $71 million for the same periods. The increase in IBT is a result of the Company's fiscal 2013 cost reduction initiatives, and the increase in tax expense was primarily due to a combination of a higher IBT and change in global mix of income and valuation allowances.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in its former Managed Services Sector (MSS) segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants retained by such counsel later assisted in the Company's investigation. On January 28, 2011, the Company was notified by the SEC's Division of Enforcement that it had commenced a formal civil investigation relating to these matters, which investigation has been expanded to other matters subsequently identified by the SEC, including matters specified in subpoenas issued to the Company from time to time by the SEC's Division of Enforcement as well as matters under investigation by the Audit Committee, as further described below. The Company is cooperating in the SEC's investigation.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. Certain non-U.S. employees and certain former employees, including former executives in the United States, have received Wells Notices from the SEC staff. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC Commission file an enforcement action against the recipient. Under SEC procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells Submission that seeks to persuade the SEC that such an action should not be brought. The Company has been informed by several recipients that they have made or intend to make such submissions. The Company, through outside counsel, has been communicating with the SEC Enforcement Staff concerning a possible resolution involving the Company. The Company is unable to predict how long the SEC process will last or its possible outcome. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first six months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	First Six Months Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$2	$2
Fiscal 2013	—	6	(3)	3
Fiscal 2012	79	7	(4)	82
Prior fiscal years (unaudited)	(79)	(13)	5	(87)

See Note 14 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarter and six months ended September 27, 2013 and September 28, 2012, respectively.

Fiscal 2014 Adjustments

During the second quarter and through the first six months of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations, before taxes by $11 million and $2 million, respectively, that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to selling, general and administrative (SG&A) expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter and through the first six months of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million and $22 million, respectively. The differences are attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter was negligible and for the first six months of fiscal 2014 was an $8 million increase in tax expense. The tax effect on the pre-tax adjustments for the first six months of fiscal 2014 resulted in an increase in tax expense despite the net reduction in income from continuing operations before taxes due to taxes on increases in income in taxable jurisdictions and absence of tax benefits on decreases in income in jurisdictions with net operating loss carry forwards. The out of period adjustments to tax expense for the second quarter and through the first six months of fiscal 2014 resulted in an increase to income tax expense of $9 million and $11 million, respectively. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under percentage-of-completion accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter. The difference is attributable to the tax effect of the net pre-tax adjustments.

The impact of out of period adjustments recorded during fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter and six months ended September 27, 2013, respectively, using the rollover method, is shown below:

	Quarter Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,187	$9	$3,196
Costs of services (excludes depreciation and amortization and restructuring costs)	2,338	(14)	2,324
Selling, general and administrative	316	(4)	312
Depreciation and amortization	248	(1)	247
Restructuring costs	15	—	15
Interest expense	35	—	35
Other (income) expense	22	—	22
Income from continuing operations before taxes	216	28	244
Taxes on income	70	(3)	67
Income from continuing operations	146	31	177
Income from discontinued operations, net of taxes	63	—	63
Net income attributable to CSC common stockholders	203	31	234
EPS – Diluted
Continuing operations	$0.93	$0.21	$1.14
Discontinued operations	0.41	—	0.41
Total	$1.34	$0.21	$1.55

	Six Months Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,441	$28	$6,469
Costs of services (excludes depreciation and amortization and restructuring costs)	4,794	25	4,819
Selling, general and administrative	608	—	608
Depreciation and amortization	502	(1)	501
Restructuring costs	22	2	24
Interest expense	74	—	74
Other (income) expense	21	—	21
Income from continuing operations before taxes	427	2	429
Taxes on income	136	(19)	117
Income from continuing operations	291	21	312
Income from discontinued operations, net of taxes	77	—	77
Net income attributable to CSC common stockholders	359	21	380
EPS – Diluted
Continuing operations	$1.86	$0.14	$2.00
Discontinued operations	0.51	—	0.51
Total	$2.37	$0.14	$2.51

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the six months ended September 27, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($3 million decrease);

•	Prepaid expenses and other current assets ($3 million increase);

•	Property and equipment ($1 million decrease);

•	Software ($1 million decrease);

•	Other assets ($3 million increase);

•	Accrued payroll and related costs ($8 million decrease )

•	Deferred revenue ($26 million increase); and

•	Accrued expenses and other current liabilities ($15 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the second quarter and first six months of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments

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

Based on information then known by the Company, the out of period adjustments recorded in the first quarter of fiscal 2013 were comprised of $6 million of net adjustments reducing income from continuing operations before taxes identified by the Company late in the fiscal 2012 closing process, which due to the immaterial amounts involved, were not included in the Company's consolidated fiscal 2012 financial statements. Also in the first quarter of fiscal 2013, the Company identified and recorded $5 million of net pre-tax adjustments increasing income from continuing operations that should have been recorded in prior fiscal years. The $5 million of net pre-tax adjustments consisted primarily of charges related to a $2 million software revenue recognition correction and a $2 million adjustment to prepaid expenses offset by credits primarily related to corrections of $10 million to reduce accrued expenses related to the restructuring costs recorded by the Company in fiscal 2012.

The Company also recorded a $2 million tax benefit in the first quarter of fiscal 2013 related to prior periods. The $2 million tax benefit was attributable to the adjustment of the deferred tax liability related to intellectual property assets.

During periods subsequent to September 28, 2012, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first six months of fiscal 2013. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the second quarter and first six months of fiscal 2013 would have increased by $9 million and $7 million ($8 million and $7 million, net of tax), respectively.

The impact of out of period adjustments recorded during fiscal 2013, and the first six months of fiscal 2014, on select line items of the Consolidated Condensed Statements of Operations for the quarter and six months ended September 28, 2012, respectively, using the rollover method, is shown below:

	Quarter Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,528	$3	$3,531
Costs of services (excludes depreciation and amortization and restructuring costs)	2,713	12	2,725
Selling, general and administrative	294	(4)	290
Depreciation and amortization	271	—	271
Restructuring costs	58	(6)	52
Interest expense	46	1	47
Other (income) expense	(11)	1	(10)
Income from continuing operations before taxes	162	(1)	161
Taxes on income	46	1	47
Income from continuing operations	116	(2)	114
Loss from discontinued operations, net of taxes	22	—	22
Net income attributable to CSC common stockholders	130	(2)	128
EPS – Diluted
Continuing operations	$0.69	$(0.01)	$0.68
Discontinued operations	0.14	—	0.14
Total	$0.83	$(0.01)	$0.82

	Six Months Ended September 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$7,156	$7	$7,163
Costs of services (excludes depreciation and amortization and restructuring costs)	5,680	13	5,693
Selling, general and administrative	575	(2)	573
Depreciation and amortization	533	(2)	531
Restructuring costs	85	(1)	84
Interest expense	90	1	91
Other (income) expense	1	1	2
Income from continuing operations before taxes	202	(3)	199
Taxes on income	65	5	70
Income from continuing operations	137	(8)	129
Loss from discontinued operations, net of taxes	43	—	43
Net income attributable to CSC common stockholders	170	(8)	162
EPS – Diluted
Continuing operations	$0.81	$(0.05)	$0.76
Discontinued operations	0.28	—	0.28
Total	$1.09	$(0.05)	$1.04

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the six months ended September 28, 2012 are related to the following consolidated balance sheet line items:

•	Cash and cash equivalents ($1 million increase);

•	Accounts receivable ($3 million decrease);

•	Prepaid expenses and other current assets ($7 million increase);

•	Property and equipment ($4 million decrease);

•	Outsourcing contract costs ($2 million increase);

•	Other assets ($2 million increase);

•	Accrued payroll and related costs ($1 million decrease);

•	Deferred revenue ($5 million increase);

•	Accrued expenses and other current liabilities ($4 million decrease); and

•	Other long-term liabilities ($2 million increase).

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Cash Flows

	Six Months Ended
Amounts in millions	9/27/2013	9/28/2012
Net cash provided by operating activities	$483	$665
Net cash used in investing activities	(76)	(366)
Net cash (used in) provided by financing activities	(349)	469
Effect of exchange rate changes on cash and cash equivalents	(17)	(11)
Net increase in cash and cash equivalents	41	757
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at the end of period	$2,095	$1,850

Net cash provided by operating activities for the first six months of fiscal 2014 was $483 million, a decrease of $182 million compared to the first six months of fiscal 2013. The decrease in operating cash flow was primarily driven by non-recurrence of $185 million cash inflow associated with the NHS contract during the second quarter of fiscal 2013, Excluding the impact of NHS, net cash provided by operating activities increased $3 million primarily due to lower compensation expense due to reduced headcount, lower vendor payments due to cost reduction, lower pension contributions and less cash paid for interest and taxes, mostly offset by lower cash receipts.

Net cash used in investing activities for the first six months of fiscal 2014 was $76 million, a decrease of $290 million compared to the first six months of fiscal 2013. The year-over-year decrease is primarily due to proceeds of $232 million received mostly from the divestitures of the Company's Applied Technology Division and its flood-insurance-related business process outsourcing (see Note 3 to the Consolidated Condensed Financial Statements) and due to $48 million less cash used for purchase of equipment, software and transition costs on outsourcing contracts.

Net cash used in financing activities in the first six months of fiscal 2014 was $349 million, an increase of $818 million compared to the first six months of fiscal 2013. The increase is primarily due to lower net proceeds from borrowings of $682 million, and cash used for share repurchases of $251 million, partially offset by proceeds from exercise of stock options of $85 million, and lower payments to non-controlling interests of $16 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $2.1 billion at September 27, 2013 and $2.1 billion at March 29, 2013. At September 27, 2013, the Company had approximately $1.1 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the second quarter of fiscal 2014, CSC’s ratio of debt to total capitalization was 45.0%, as compared to 46.4% at the end of fiscal 2013. The decrease in the ratio was the result of a net decrease of $30 million in total debt and the net increase in total equity of $148 million, arising largely from net income attributable to CSC common stockholders of $359 million, partially offset by share repurchases of $229 million during the first six months of fiscal 2014. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the second quarter of fiscal 2014 and as of fiscal year end 2013:

	As of
(Amounts in millions)	September 27, 2013	March 29, 2013
Debt	$2,702	$2,732
Equity	3,308	3,160
Total capitalization	$6,010	$5,892
Debt to total capitalization	45.0%	46.4%

At September 27, 2013, the Company had $254 million of current maturities of long-term debt, $2,448 million of long-term debt, no borrowings outstanding against the Company's commercial paper program, and no amounts drawn under the Company's committed revolving credit facility. During the first quarter of fiscal 2014, the Company amended its $250 million term loan to reduce the interest rate payable thereupon.

The Company's committed revolving line of credit of $1.5 billion serves as liquidity support for the Company's commercial paper program and for general corporate purposes. Both the revolving credit facility and the term loan facility require the Company to maintain certain financial covenants and the Company was in compliance with these requirements as of September 27, 2013. Subsequent to the end of the second quarter, the Company amended and extended its revolving credit facility to a $2.5 billion credit facility due 2019 (the “Facility”) (see Note 19 to the Consolidated Condensed Financial Statements). The new credit facility allows the Company and certain of its international subsidiaries to borrow in multiple currencies. The first sub-limit of the facility allows borrowings up to $2 billion, in U.S. Dollar, British Pound Sterling, and Euro, and the second sub-limit of the facility allows borrowings up to $500 million, in U.S. Dollar, British Pound Sterling, Euro, Japanese Yen, Singapore Dollar, and Australian Dollar. As compared to the existing facility, the amended facility provides for reduced commitment fees for undrawn amounts, and lower interest rate on borrowings.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (“2011 Repurchase Program”). The timing, volume, and nature of future share repurchases is at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the 2011 Repurchase Program. During the first six months of fiscal 2014, the Company repurchased 4,873,222 shares through open market purchases for aggregate consideration of $229 million at a weighted average price of $46.91 per share.

During the first six months of fiscal 2014, the Company paid quarterly cash dividends to its common stockholders aggregating to $0.40 per share or approximately $60 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of September 27, 2013, the Company’s total liquidity was $3.6 billion, consisting of $2.1 billion of cash and cash equivalents and the full $1.5 billion available under the 2015 credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and from available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future. Subsequent to September 27, 2013, the Company's total liquidity increased as a result of the amended 2019 credit facility (see Note 19 to the Consolidated Condensed Financial Statements).

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

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in its operating performance, its financial position outcome of ongoing litigation as well as regulatory action such as the SEC investigation, and changes in its business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.

Contract with the U.K. National Health Service

Revised Project Agreement

The Company and the NHS are parties to a contract under which the Company has developed and deployed an integrated electronic patient records system. The NHS contract was amended in April 2009 and the parties entered into variation agreements subsequent to the 2009 amendment agreeing to various operational terms and conditions. The 2009 amendment included mutual releases of all claims existing at the time of the amendment.

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which was approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN and provided for a change compensation payment by NHS to the Company on that date in the amount of £10 million ($15 million) net of value added tax in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that the Company delivered up to a certain version of the product. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through a revised project agreement (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-

Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials. Pursuant to the RPA, the parties have agreed to a mutual release of certain accrued claims under the contract through the date of the RPA, October 4, 2013.

Principal Components of the IACCN and the RPA

The key terms first agreed in the IACCN (and now embodied in the RPA) with respect to the delivery of the Lorenzo product and associated services are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the IACCN (and as now embodied in the RPA), the parties agreed that the NHS is no longer subject to any trust volume commitment for the Lorenzo product, and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN (and as now embodied in the RPA) created pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the terms agreed in the IACCN (and as now embodied in the RPA), as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
Under the IACCN (and as now embodied in the RPA), the Lorenzo product was redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product modules, neither the NHS nor any trust is obligated to purchase or deploy any of those modules.

4.
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

The IACCN did not materially alter the terms relating to the deployment of non-Lorenzo products. However, the RPA reflects certain terms not included in the IACCN relating to the Company’s continued deployment, hosting and maintenance services for non-Lorenzo products and services as follows:

1.
The RPA provides that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value in the approximate amount of £47.5 million ($75 million) as at the October 4, 2013 RPA effective date. The NHS may use the repurposed fund to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Except as noted in point 2 below, the existing estate of deployed non-Lorenzo products are not affected by the RPA.

2.
The RPA also provides that the NHS may, subject to certain notice requirements and to the payment of certain decommissioning fees to CSC, require that certain services be removed, or decommissioned, from the scope of the contract and that the related service charges be adjusted accordingly. The NHS’s right to decommission services does not apply to Lorenzo services deployed after the October 4, 2013 RPA effective date or to ambulance services. The basis for decommissioning shall be either the complete closure of an NHS trust (or other NHS service recipient) or the cessation of relevant clinical services by a trust (or other NHS service recipient) (a “natural decommissioning”), or an NHS trust (or other NHS service recipient) determining that it no longer requires a particular service for any other reason (a “voluntary decommissioning”). The NHS is subject, during the remaining term of the contract, to an aggregate monetary limit on the ability to effect any voluntary decommissionings, which at the October 4, 2013 RPA effective date was approximately £19.6 million ($31 million). The NHS is also subject, during the remaining term of the contract, to aggregate monetary limits on the ability to effect any voluntary decommissionings with respect to individual modules of certain products, which limits at the October 4, 2013 RPA effective date, ranged from approximately £0.2 million to £4.4 million ($0.3 million to $6.9 million) (depending on the affected module in question).

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. For the quarter ended September 27, 2013, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of September 27, 2013 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2013.

Changes in Internal Controls

“Internal control over financial reporting” is a process designed by, or under the supervision of, the issuer's principal executive and financial officers, and effected by the issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During the fiscal quarter ended September 27, 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 18, Commitments & Contingencies, to the Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. Certain non-U.S. employees and certain former employees, including former executives in the United States, have received Wells Notices from the SEC staff. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC Commission file an enforcement action against the recipient. Under SEC procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells Submission that seeks to persuade the SEC that such an action should not be brought. The Company has been informed by several recipients that they have made or intend to make such submissions. The Company, through outside counsel, has been communicating with the SEC Enforcement Staff concerning a possible resolution involving the Company. The Company is unable to predict how long the SEC process will last or its possible outcome. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

See Note 4 to the Consolidated Condensed Financial Statements for a discussion of these investigations and adjustments.

3.
On October 4, 2013, we entered into a binding revised project agreement (RPA) with the NHS, which consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. Under the RPA, the NHS will not be subject to any trust volume commitment for Lorenzo products and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. The RPA effected certain changes with respect to the Company’s non-Lorenzo products.

CSC and the NHS are parties to a contract under which the Company is developing and deploying an integrated electronic patient records system. On August 31, 2012, after a series of negotiations, CSC and NHS entered into an interim agreement contract change note (IACCN), which was approved by all required U.K. government officials, and which amended the terms of the parties' then current contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN. On October 4, 2013, the Company and NHS finalized a full restatement of the contract through the RPA. The RPA embodies and incorporates the principal terms of the IACCN and the letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials.

Under terms first agreed in the IACCN (and as now embodied in the RPA), the NHS will not be subject to any trust volume commitment for Lorenzo, and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

The RPA reflects certain terms not included in the IACCN relating to the Company’s continued deployment of non-Lorenzo products and services, including that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value which the NHS may use to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Further, the RPA also provides that the NHS may, subject to certain notice requirements and to the payment of certain decommissioning fees to CSC, require that certain services and service modules be removed, or decommissioned, from the scope of the contract and that the related service charges be adjusted accordingly. The NHS’s right to decommission services does not apply to Lorenzo services deployed after the October 4, 2013 RPA effective date or to ambulance services. The basis for decommissioning shall be either the complete closure of an NHS trust (or other NHS service recipient) or the cessation of relevant clinical services by a trust (or other NHS service recipient) (a “natural decommissioning”), or an NHS trust (or other NHS service recipient) determining that it no longer requires a particular service for any other reason (a “voluntary decommissioning”). The NHS’s ability to effect voluntary decommissioning is subject to certain aggregate life of contract monetary limits.

See Note 17 to the Consolidated Condensed Financial Statements for further discussion concerning the foregoing matters.

4.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 36% of our revenue for fiscal 2013, primarily from sales to the U.S. Government. Consequently, we closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The U.S. Government continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, and the debt ceiling limit. The Administration and Congress make decisions in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30).

The Budget Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, and further reduce planned government spending. While the defense budget will sustain the largest single reduction, civil agencies and programs also will be impacted significantly by sequestration cuts. In light of the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years. As a result of sequestration, we have already begun to see our federal government customers becoming more cautious with contract awards and spending, resulting in longer procurement cycles, smaller award values and an inclination towards extension of existing customer contracts, and we expect this behavior to continue until the uncertainties are resolved. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we are already experiencing reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

Congress failed to approve an interim or full-year budget before the U.S. Government’s fiscal year ended on September 30, 2013, resulting in a shutdown of non-essential government services. Many U.S. Government personnel, including those overseeing certain of our contracts with the U.S. Government, were furloughed following the government shutdown, and certain government facilities were closed, which caused our employees to stop working on impacted contracts. On October 16, 2013, Congress passed a bill containing a continuing resolution to fund the Government through January 15, 2014, and raising the debt ceiling through February 7, 2014. The impacts to our business on account of prolonged and/or periodic government shutdowns or failure to increase the debt ceiling are uncertain at this time, but potential impacts include delay in payments owed to us by the U.S. Government, loss of revenue and profit on contracts that did not have government funding in place before the expiration of a continuing resolution or could not be performed by us during the government shutdown, and other impacts. Any of these events would likely adversely affect our financial position, results of operations and cash flows.

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

Over the course of a long-term contract, our customers' financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the U.S. federal government and state governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

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

The U.S. federal government may terminate almost all of our government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement.

Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. federal government could terminate a prime contract under which we are a subcontractor.

In addition, certain of our U.S. federal government contracts span one or more base years and multiple option years. The U.S. federal government generally has the right not to exercise option periods and may not exercise an option period for various reasons, effectively terminating the contract when the period of performance expires. Any decision by the U.S. federal government not to exercise an option or to terminate a major contract could adversely impact our revenue, profitability and financial condition. There have been no U.S. federal government terminations or renegotiations that materially impacted the Company's results of operations or financial condition in fiscal years 2013, 2012 and 2011.

21.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has recently experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected. In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.

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

26.	Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options, and interest rate swaps with a number of counterparties. As of September 27, 2013, we had outstanding foreign currency forward contracts with a notional value of $1,170 million, outstanding option contracts with a notional value of $397 million, and interest rate swap transactions of $275 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended September 27, 2013, with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 29, 2013 to July 26, 2013	547,061	$45.78	546,010	$478,143,448
July 27, 2013 to August 23, 2013	153,197	$51.56	150,000	$470,409,155
August 24, 2013 to September 27, 2013	1,418,443	$51.33	1,348,099	$401,196,227

(1)
The Company accepted 27,490 shares of its common stock in the quarter ended September 27, 2013 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 47,102 shares of its common stock in the quarter ended September 27, 2013 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at September 27, 2013 is $401 million.

The Company repurchased 2,044,109 shares of its common stock in the fiscal quarter ended September 27, 2013 pursuant to the share repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 10, 2012) (file number 121024334))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.3
First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.4
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Credit Agreement, dated as of October 11, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, the financial institutions listed therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850)).

10.2	Amendment (effective December 31, 2012) to Computer Sciences Corporation Severance Plan for Senior Management and Key Employees(1)
10.3	Amendment (effective December 31, 2012) to Computer Sciences Corporation Supplemental Executive Retirement Plan(1)
10.4	Amendment (effective December 31, 2012) to Computer Sciences Corporation Supplemental Executive Retirement Plan II(1)
10.5	Amendment (effective December 31, 2012) to Computer Sciences Corporation Excess Plan(1)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
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

COMPUTER SCIENCES CORPORATION

Dated:	October 30, 2013	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)