Form 10-Q
period 2013-12-27
COMPUTER SCIENCES CORP
filed 2014-01-31
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 27, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
145,692,424 shares of Common Stock, $1.00 par value, were outstanding on January 17, 2014.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

Revenues	$3,228	$3,536	$9,669	$10,692

Costs of services (excludes depreciation and amortization and restructuring costs ($4 and $18 for the third quarter of fiscal 2014 and 2013, respectively, and $28 and $101 for the first nine months of fiscal 2014 and 2013, respectively))	2,362	2,767	7,156	8,447
Selling, general and administrative (excludes restructuring costs ($7 and $8 for the third quarter of fiscal 2014 and 2013, respectively, and $5 and $10 for the first nine months of fiscal 2014 and 2013, respectively))	354	271	962	846
Depreciation and amortization	251	268	753	801
Restructuring costs	11	26	33	111
Interest expense	38	57	112	147
Interest income	(4)	(4)	(11)	(14)
Other (income) expense, net	(5)	7	16	8
Total costs and expenses	3,007	3,392	9,021	10,346

Income from continuing operations before taxes	221	144	648	346
Taxes on income	70	30	206	95
Income from continuing operations	151	114	442	251
(Loss) income from discontinued operations, net of taxes	(5)	399	72	442
Net income	146	513	514	693
Less: net income attributable to noncontrolling interest, net of tax	5	3	14	13
Net income attributable to CSC common stockholders	$141	$510	$500	$680

Earnings per common share
Basic:
Continuing operations	$0.99	$0.72	$2.88	$1.53
Discontinued operations	(0.03)	2.57	0.49	2.85
	$0.96	$3.29	$3.37	$4.38
Diluted:
Continuing operations	$0.98	$0.71	$2.83	$1.52
Discontinued operations	(0.04)	2.56	0.48	2.84
	$0.94	$3.27	$3.31	$4.36

Cash dividend per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

Net income	$146	$513	$514	$693

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(3)	2	(90)	(86)
Pension and other postretirement benefit plans	399	14	460	49
Other comprehensive (loss) income, net of taxes	396	16	370	(37)

Comprehensive income	542	529	884	656
Less: comprehensive income (loss) attributable to noncontrolling interest, net of taxes	5	3	18	(5)
Comprehensive income attributable to CSC common stockholders	$537	$526	$866	$661

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	December 27, 2013	March 29, 2013

ASSETS
Cash and cash equivalents	$2,284	$2,054
Receivables, net of allowance for doubtful accounts of $48 (both fiscal 2014 and fiscal 2013)	2,735	3,199
Prepaid expenses and other current assets	389	420
Total current assets	5,408	5,673

Property and equipment, net of accumulated depreciation of $3,510 (fiscal 2014) and $3,467 (fiscal 2013)	2,029	2,184
Software, net of accumulated amortization of $1,644 (fiscal 2014) and $1,523 (fiscal 2013)	610	611
Outsourcing contract costs, net of accumulated amortization of $1,007 (fiscal 2014) and $968 (fiscal 2013)	454	505
Goodwill, net	1,688	1,516
Other assets	1,037	762
Total Assets	$11,226	$11,251

LIABILITIES
Short-term debt and current maturities of long-term debt	$637	$234
Accounts payable	304	373
Accrued payroll and related costs	578	653
Accrued expenses and other current liabilities	1,250	1,425
Deferred revenue and advance contract payments	597	630
Income taxes payable and deferred income taxes	16	34
Total current liabilities	3,382	3,349

Long-term debt, net of current maturities	2,184	2,498
Income tax liabilities and deferred income taxes	507	501
Other long-term liabilities	1,428	1,743

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 154,974,549 (fiscal 2014) and 158,984,279 (fiscal 2013)	155	159
Additional paid-in capital	2,221	2,167
Earnings retained for use in business	2,736	2,564
Accumulated other comprehensive loss	(1,001)	(1,354)
Less common stock in treasury, at cost, 9,078,915 (fiscal 2014) and 8,819,517 shares (fiscal 2013)	(413)	(401)
Total CSC stockholders’ equity	3,698	3,135
Noncontrolling interest in subsidiaries	27	25
Total Equity	3,725	3,160
Total Liabilities and Equity	$11,226	$11,251

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$514	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	753	801
Stock-based compensation	53	36
Gain on dispositions	(83)	(689)
Excess tax benefit from stock based compensation	(5)	(1)
Unrealized foreign currency exchange gain	(19)	(72)
Other non cash charges, net	35	47
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	122	131
(Decrease) increase in liabilities	(358)	132
Net cash provided by operating activities	1,012	1,078

Cash flows from investing activities:
Purchases of property and equipment	(287)	(310)
Payments for outsourcing contract costs	(55)	(90)
Payments for acquisitions, net of cash acquired	(190)	(34)
Proceeds from business dispositions	245	958
Software purchased and developed	(142)	(121)
Other investing activities, net	52	71
Net cash (used in) provided by investing activities	(377)	474

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	408	128
Repayment of borrowings under lines of credit	—	(156)
Borrowings on long-term debt, net of discount	—	949
Principal payments on long-term debt	(424)	(1,172)
Proceeds from stock options and other common stock transactions	112	4
Excess tax benefit from stock-based compensation	5	1
Repurchase of common stock and acquisition of treasury stock	(376)	(59)
Dividend payments	(89)	(93)
Other financing activities, net	(29)	(35)
Net cash used in financing activities	(393)	(433)
Effect of exchange rate changes on cash and cash equivalents	(12)	(14)
Net increase in cash and cash equivalents	230	1,105
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at end of period	$2,284	$2,198

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$2,564	$(1,354)	$(401)	$3,135	$25	$3,160
Net income				500			500	14	514
Other comprehensive loss					366		366	4	370
Stock-based compensation expense			52				52		52
Acquisition of treasury stock						(12)	(12)		(12)
Stock option exercises and other common stock transactions	3,269	3	110				113		113
Share repurchase program	(7,279)	(7)	(108)	(239)			(354)		(354)
Cash dividends declared				(89)			(89)		(89)
Adjustments from business disposition					(13)		(13)	9	(4)
Noncontrolling interest distributions and other							—	(25)	(25)
Balance at December 27, 2013	154,974	$155	$2,221	$2,736	$(1,001)	$(413)	$3,698	$27	$3,725

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				680			680	13	693
Other comprehensive loss					(19)		(19)	(18)	(37)
Stock-based compensation expense			35				35		35
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	494		(4)				(4)		(4)
Share repurchase program	(1,971)	(2)	(28)	(46)			(76)		(76)
Cash dividends declared				(93)			(93)		(93)
Noncontrolling interest distributions and other								$(30)	(30)
Balance at December 28, 2012	162,243	$162	$2,171	$2,471	$(1,112)	$(395)	$3,297	$20	$3,317

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters and nine months ended December 27, 2013 and December 28, 2012, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these unaudited Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013 (fiscal 2013). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 28, 2014 (fiscal 2014).

With the beginning of fiscal 2014, the Company began operating under new reportable segments. The new reportable segments are Global Business Services (GBS), Global Infrastructure Services (GIS) and North American Public Sector (NPS) (see Note 14). All prior period segment disclosures have been recast to reflect the Company's change in reportable segments.

The Consolidated Condensed Statements of Operations, of Comprehensive Income (Loss) and of Changes in Equity, along with the related notes, for the quarter and nine months ended December 28, 2012, have been recast from those presented in the previously filed Form 10-Q to reflect discontinued operations of two businesses sold in fiscal 2014, a business that CSC has committed to a plan to sell in fiscal 2014 and one business sold in fiscal 2013 (see Note 3).

The Consolidated Condensed Balance Sheet for the year ended March 29, 2013 has not been recast to reflect the assets and liabilities divested as a result of the two fiscal 2014 discontinued operations. The Consolidated Condensed Statements of Cash Flows for the quarters ended December 27, 2013 and December 28, 2012 include both continuing and discontinued operations.

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the quarters and nine months ended December 27, 2013 and December 28, 2012.

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share data)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Gross favorable	$26	$26	$101	$89
Gross unfavorable	(12)	(44)	(38)	(107)
Total net adjustments, before taxes and non-controlling interest	$14	$(18)	$63	$(18)

Impact on diluted EPS from continuing operations	$0.06	$(0.18)	$0.26	$(0.27)

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $48 million as of both December 27, 2013 and March 29, 2013.

Depreciation expense was $165 million and $498 million for the quarter and nine months ended December 27, 2013, respectively, and $174 million and $533 million for the quarter and nine months ended December 28, 2012, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first nine months of fiscal 2014, the Company adopted the following Accounting Standard Updates (ASUs):

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force).” The objective of the amendments in this Update is to provide guidance on the accounting for service concession arrangements. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (for example, airports, roads, and bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement, within the scope of this ASU, as a lease in accordance with Topic 840, Leases. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. For CSC, the amendments of this ASU will be effective in fiscal 2016. The Company is in the process of evaluating the impact of adopting the ASU on CSC's unaudited Consolidated Condensed Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this update are consistent with CSC's existing practices and adoption of the amendments in this update did not have a material effect on CSC's unaudited Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI),” which requires entities to disclose the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the amendments of this update during the first quarter of fiscal 2014 and included additional disclosures in the unaudited Consolidated Condensed Financial Statements (see Note 12).

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which was subsequently amended in January 2013 when the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. Together, these ASUs provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45, or (2) are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in these updates became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted the amendments in this update during the first quarter of fiscal 2014 and included additional disclosures in the unaudited Consolidated Condensed Financial Statements (see Note 7).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For CSC, the amendments of this ASU will be effective in fiscal 2015. The Company is in the process of evaluating the impact of adopting the ASU on CSC's unaudited Consolidated Condensed Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which resolves the diversity in practice about whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For CSC, the amendments of this ASU will be effective in fiscal 2015. The Company is in the process of evaluating the impact of adopting the ASU on CSC's unaudited Consolidated Condensed Financial Statements.

Note 3 –	Acquisitions and Divestitures

Acquisitions

ServiceMesh Acquisition

On November 15, 2013, CSC acquired ServiceMesh Inc. (ServiceMesh), a privately held enterprise cloud management company headquartered in Santa Monica, California, with operations in the United States, Australia and the United Kingdom, for total estimated purchase consideration of $300 million. The acquisition enhances CSC’s ability to help its clients migrate their applications into cloud computing environments, and automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments.

The purchase consideration included cash of $163 million paid at closing for outstanding equity, vested stock options, and debt of $10 million that was repaid at the acquisition date and the preliminarily estimated fair value of contingent consideration of $137 million (see Note 6), which the Company expects to pay during the fourth quarter of fiscal 2014. The estimated amount of contingent consideration was based on a contractually defined multiple of ServiceMesh’s revenues during a specified period, as well as other considerations. Should the final amount of contingent consideration be different from the preliminary estimate of $137 million, the difference will be recorded as an other income or expense item in the future periods. The range of possible outcomes for the final fair value of the contingent consideration is $0 to $137 million. The acquisition was funded from CSC's existing cash balances. The Company incurred transaction costs of $4 million associated with this acquisition. These costs were expensed and are included within selling, general and administrative expenses.

The results of ServiceMesh are included in the Company's consolidated financial statements from the date of acquisition, within its GIS segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$3
Deferred tax assets	23
Intangible asset - developed technology	94
Intangible assets - customer relationships and trade names	10
Property and equipment and other noncurrent assets	2
Trade payables, accrued expenses and deferred revenue	(4)
Deferred tax liabilities	(39)
Total identifiable net assets acquired	89
Goodwill	211
Total estimated consideration	$300

The Company’s purchase price allocation for ServiceMesh is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The amortizable lives associated with the intangible assets acquired are as follows:

Developed technology        9 years
Customer relationships        3 years
Trade names         4-6 years

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was preliminarily allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition is expected to provide to each reporting unit. Goodwill was allocated as follows: GBS: $31 million, GIS: $139 million, and NPS: $41 million. The goodwill is not expected to be deductible for tax purposes.

Infochimps Acquisition

On August 5, 2013, CSC acquired Infochimps, Inc. (Infochimps), a privately held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering. The purchase price has been allocated, on a preliminary basis, to net assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition, resulting in recording current and other long-term assets of $2 million, current and long-term liabilities of $2 million, and goodwill of $27 million. The goodwill is associated with the Company's GBS segment and is not tax-deductible.

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

The financial results of the fiscal 2014 and fiscal 2013 acquired businesses were included in the Company’s unaudited Consolidated Condensed Financial Statements from their respective dates of acquisition. Pro forma financial information for these acquisitions was not presented as they were neither individually nor in the aggregate material to CSC’s consolidated results.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Discontinued Operations

Fiscal 2014 Divestitures

In September 2013, CSC committed to a plan to sell a small software business, which is a part of the GBS segment's Industry Software & Solutions group. The Company is actively marketing this business for sale and expects the divestiture to be completed within the next nine months. As a result, the historical results of this business have been presented as discontinued operations in the Company's unaudited Consolidated Condensed Statement of Operations, and its assets and liabilities are classified as held-for-sale. The assets and liabilities classified as held-for-sale as of December 27, 2013 included: current assets of $23 million, property and equipment and other long-term assets of $30 million, current liabilities of $36 million, and long-term liabilities of $17 million. No goodwill was allocated to this business.

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of approximately $178 million plus a net working capital adjustment receivable of $6 million. This disposition reflects CSC's ongoing service portfolio optimization initiative, and the results of ATD are presented as discontinued operations in the unaudited Consolidated Condensed Statements of Operations. The pre-tax gain on disposal was $67 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $3 million. The divested assets and liabilities included: current assets of $142 million (including cash of $7 million), goodwill of $41 million, other long-term assets of $11 million, current liabilities of $66 million, long-term liabilities of $35 million, and accumulated other comprehensive loss, net of noncontrolling interests of $21 million.

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO) to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million, for a pre-tax gain on disposal of $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs. The divested assets and liabilities included current assets of $9 million recorded within prepaid expenses and other current assets, $14 million of non-current assets including $12 million of goodwill and $2 million of other long-lived assets included within other assets, and current liabilities of $1 million included within accrued expenses and other current liabilities. This business was included in CSC's GBS Segment. The divestiture reflects CSC's focus on next-generation product and service offerings, and the results of this business have been included in the Company's unaudited Consolidated Condensed Statements of Operations as discontinued operations.

Fiscal 2013 Divestitures

During fiscal 2013, CSC completed the divestiture of three businesses within its GBS Segment: its U.S.-based credit services business, its Italian consulting and system integration business, and an enterprise systems integration business with operations in Malaysia and Singapore. These divestitures reflected the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services and are presented in the Company's unaudited Consolidated Condensed Statements of Operations as discontinued operations.

The Company received cash proceeds of $1,003 million for the sale of its U.S.-based credit services business of which $2 million was received in the first quarter of fiscal 2014 for a subsequent net working capital adjustment. For its sale of the enterprise system integration business, the Company received $90 million in cash and received another $13 million in the third quarter of fiscal 2014 for net working capital and other adjustments. For the disposal of its Italian consulting and systems integration business, the Company paid $35 million (plus $8 million of cash included in the divested entity's net assets sold) in fiscal 2013. The Company received $6 million during the second quarter of fiscal 2014 from the buyer for a purchase price adjustment.

These three divestitures resulted in a total fiscal 2013 pre-tax gain of $769 million (after-tax gain of $417 million), representing the excess of the proceeds over the carrying value of the net assets of the divested businesses, net of transaction costs of $11 million. As noted above, an additional $2 million in pre-tax gain was recorded during the first quarter of fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The fiscal 2013 divested assets and liabilities included current assets of $129 million, property and equipment and other long-lived assets of $11 million, goodwill of $241 million, and liabilities of $85 million.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Nine Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Operations
Revenue	$7	$315	$227	$970

Income from discontinued operations, before taxes	(2)	34	1	108
Tax expense	1	11	4	42
Net income from discontinued operations	$(3)	$23	$(3)	$66

Disposal
Gain (loss) on disposition, before taxes	$(2)	$699	$90	$699
Tax expense	—	323	15	323
Gain (loss) on disposition, net of taxes	$(2)	$376	$75	$376

Income from discontinued operations, net of taxes	$(5)	$399	$72	$442

There was minimal tax on gain on the sale of ATD primarily due to the difference between the amount of the book and tax gains. The primary difference between the book and tax gains on the sale of the flood insurance BPO business was the write-off of approximately $12 million of goodwill, the majority of which was not deductible for tax purposes.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company, through outside counsel, has been in discussions with the SEC Enforcement Staff concerning a potential resolution of the investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company is availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first nine months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	First Nine Months Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(3)	$(3)
Fiscal 2013	—	6	(1)	5
Fiscal 2012	79	7	—	86
Prior fiscal years (unaudited)	(79)	(13)	4	(88)

See Note 14 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarter and nine months ended December 27, 2013 and December 28, 2012, respectively.

Fiscal 2014 Adjustments

During the third quarter and through the first nine months of fiscal 2014, the Company recorded net pre-tax adjustments increasing income from continuing operations before taxes by $5 million and $3 million, respectively, that should have been recorded in prior fiscal years. The $5 million of pre-tax out of period adjustments consists of a $7 million increase to revenue (due to a $6 million adjustment to recognize revenue on previously delivered software products and services and a $1 million adjustment to recognize revenue on previously delivered outsourcing services), partially offset by a $2 million charge to cost of services (COS) (consisting of a $5 million increase to COS relating to previously delivered software products and services, offset by a $3 million decrease to COS as a result of a margin correction on long-term contracts accounted for under the percentage-of-completion method).

Adjustments, net of tax, during the third quarter of fiscal 2014 that should have been recorded in prior fiscal years increased income from continuing operations by $4 million. Adjustments, net of tax, during the first nine months of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $18 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the third quarter was a $1 million increase to tax expense and for the first nine months of fiscal 2014 was a $9 million increase in tax expense. The tax effect on the pre-tax adjustments for the first nine months of fiscal 2014 resulted in a disproportionate increase in tax expense due to taxes on increases in income in taxable jurisdictions, and absence of tax benefits on decreases in income in jurisdictions with net operating loss carry forwards. The out of period adjustments to tax expense for the third quarter and first nine months of fiscal 2014 resulted in no change and an increase to income tax expense of $12 million, respectively. The out of period adjustments to tax expense for the nine months ended December 27, 2013, consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries recorded during the second quarter of fiscal 2014.

In addition, during the third quarter of fiscal 2014, the Company recorded $7 million of pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first six months of fiscal 2014. The $7 million of pre-tax out of period adjustments consists primarily of a reduction of $7 million to COS (attributable to a $5 million reduction to accrued expenses, a $3 million reduction of costs related to a reversal of previously recognized software products and services, a $4 million pension accrual expense reduction, all partially offset by a $3 million reduction of margin on long-term contracts accounted for under the percentage-of-completion method, and a $2 million adjustment to recognize costs on previously delivered software products and services). In addition to the reduction to COS, a net $1 million adjustment was recorded to increase revenue on previously delivered software products and services and a $1 million increase in selling, general and administrative (SG&A) expenses was recognized related to a write-off of prepaid facility charges. Adjustments, net of tax, during the third quarter of fiscal 2014 increased income from

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

continuing operations by $9 million that should have been recorded in the first six months of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the second quarter of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $11 million that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to SG&A expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter of fiscal 2014 was negligible. The out of period adjustments to tax expense for the second quarter of fiscal 2014 resulted in an increase to income tax expense of $9 million. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under percentage-of-completion accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the first quarter of fiscal 2014, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $9 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes is comprised of the following:

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

Adjustments recorded during the first quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $2 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the adjustments described above, and $2 million of tax expense related to net adjustments that should have been recorded in prior periods.

The impact of out of period adjustments recorded during fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 27, 2013, respectively, using the rollover method, is shown below:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,228	$(8)	$3,220
Costs of services (excludes depreciation and amortization and restructuring costs)	2,362	5	2,367
Selling, general and administrative	354	(1)	353
Depreciation and amortization	251	—	251
Restructuring costs	11	—	11
Interest expense	38	—	38
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	221	(12)	209
Taxes on income	70	1	71
Income from continuing operations	151	(13)	138
Income from discontinued operations, net of taxes	(5)	—	(5)
Net income attributable to CSC common stockholders	141	(13)	128
EPS – Diluted
Continuing operations	$0.98	$(0.09)	$0.89
Discontinued operations	(0.04)	—	(0.04)
Total	$0.94	$(0.09)	$0.85

	Nine Months Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,669	$21	$9,690
Costs of services (excludes depreciation and amortization and restructuring costs)	7,156	23	7,179
Selling, general and administrative	962	—	962
Depreciation and amortization	753	(1)	752
Restructuring costs	33	2	35
Interest expense	112	—	112
Other (income) expense	16	—	16
Income from continuing operations before taxes	648	(3)	645
Taxes on income	206	(21)	185
Income from continuing operations	442	18	460
Income from discontinued operations, net of taxes	72	—	72
Net income attributable to CSC common stockholders	500	18	518
EPS – Diluted
Continuing operations	$2.83	$0.12	$2.95
Discontinued operations	0.48	—	0.48
Total	$3.31	$0.12	$3.43

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 27, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($3 million increase);

•	Property and equipment ($1 million decrease);

•	Software ($1 million decrease);

•	Other assets ($1 million decrease);

•	Accrued payroll and related costs ($8 million decrease)

•	Deferred revenue ($21 million increase); and

•	Accrued expenses and other current liabilities ($17 million decrease).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the third quarter and first nine months of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments

As previously reported, during the third quarter and through the first nine months of fiscal 2013, the Company identified and recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $3 million and increasing income from continuing operations before taxes by $4 million, respectively, that should have been recorded in prior fiscal years ($3 million and $13 million, net of tax and including discrete tax benefits). In addition, during the third quarter of fiscal 2013, the Company recorded $3 million of net pre-tax adjustments increasing income from continuing operations before taxes and $2 million of net pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first and second quarters of fiscal 2013, respectively.

The $3 million pre-tax out of period adjustments recorded in the third quarter of fiscal 2013 that should have been recorded in prior fiscal years, resulted primarily from correcting the useful lives of property and equipment that were inconsistent with established CSC accounting conventions. This error occurred in connection with a GIS contract in France.

During the third quarter of fiscal 2013, the Company identified additional prior period errors related to the use of the percentage-of-completion accounting method on its NHS contract. Such errors, which were self-correcting, have no impact on income from continuing operations before taxes for fiscal 2013. Had such adjustments been recorded in fiscal 2012, income from continuing operations before taxes would have increased by $22 million. For fiscal 2011, income from continuing operations before taxes would have decreased by $3 million. For fiscal 2010, there would have been no impact on income from continuing operations before taxes. For fiscal 2009 and prior periods, income from continuing operations before taxes would have decreased by $19 million.

During the second quarter of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million that should have been recorded in prior fiscal years ($10 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

The $8 million pre-tax out of period adjustments recorded in the second quarter of fiscal 2013 consisted primarily of $9 million of net adjustments increasing income from continuing operations before taxes related to the Company's investigation of the use of percentage-of-completion accounting on the NHS contract. Such adjustments result primarily from accounting errors identified by the Company related to costs incurred under the NHS contract.

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

During periods subsequent to December 28, 2012, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first nine months of fiscal 2013. Had such adjustments been

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

recorded in the appropriate period, income from continuing operations before taxes for the third quarter and first nine months of fiscal 2013 would have decreased by $2 million and increased by $2 million, respectively.

The impact of out of period adjustments recorded during fiscal 2013, and the first nine months of fiscal 2014, on select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 28, 2012, respectively, using the rollover method, is shown below:

	Quarter Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,536	$—	$3,536
Costs of services (excludes depreciation and amortization and restructuring costs)	2,767	2	2,769
Selling, general and administrative	271	1	272
Depreciation and amortization	268	(3)	265
Restructuring costs	26	2	28
Interest expense	57	(1)	56
Other (income) expense	7	(1)	6
Income from continuing operations before taxes	144	—	144
Taxes on income	30	6	36
Income from continuing operations	114	(6)	108
Loss from discontinued operations, net of taxes	399	—	399
Net income attributable to CSC common stockholders	510	(6)	504
EPS – Diluted
Continuing operations	$0.71	$(0.04)	$0.67
Discontinued operations	2.56	—	2.56
Total	$3.27	$(0.04)	$3.23

	Nine Months Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$10,692	$9	$10,701
Costs of services (excludes depreciation and amortization and restructuring costs)	8,447	16	8,463
Selling, general and administrative	846	(1)	845
Depreciation and amortization	801	(5)	796
Restructuring costs	111	1	112
Interest expense	147	—	147
Other (income) expense	8	—	8
Income from continuing operations before taxes	346	(2)	344
Taxes on income	95	10	105
Income from continuing operations	251	(12)	239
Loss from discontinued operations, net of taxes	442	—	442
Net income attributable to CSC common stockholders	680	(12)	668
EPS – Diluted
Continuing operations	$1.52	$(0.08)	$1.44
Discontinued operations	2.84	—	2.84
Total	$4.36	$(0.08)	$4.28

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 28, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($5 million decrease);

•	Prepaid expenses and other current assets ($6 million increase);

•	Property and equipment ($7 million decrease);

•	Outsourcing contract costs ($1 million increase);

•	Other assets ($4 million increase);

•	Accrued payroll and related costs ($1 million decrease);

•	Deferred revenue ($4 million increase); and

•	Accrued expenses and other current liabilities ($6 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Note 5 –	Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

Net income attributable to CSC common stockholders
From continuing operations	$146	$111	$428	$238
From discontinued operations	(5)	399	72	442
	$141	$510	$500	$680
Common share information:
Weighted average common shares outstanding for basic EPS	146.735	155.039	148.212	155.209
Dilutive effect of stock options and equity awards	2.627	1.045	2.912	0.639
Shares for diluted earnings per share	149.362	156.084	151.124	155.848

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.99	$0.72	$2.88	$1.53
Discontinued operations	(0.03)	2.57	0.49	2.85
Total	$0.96	$3.29	$3.37	$4.38

Diluted EPS:
Continuing operations	$0.98	$0.71	$2.83	$1.52
Discontinued operations	(0.04)	2.56	0.48	2.84
Total	$0.94	$3.27	$3.31	$4.36

Stock options whose exercise price exceeded the average market price of the Company’s common stock, and therefore were anti-dilutive, were excluded from the diluted earnings per share computation. The number of shares related to such stock options was 4,765,896 and 4,843,346 for the quarter and nine months ended December 27, 2013, respectively, and 14,211,065 and 17,843,771 for the quarter and nine months ended December 28, 2012, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 –	Fair Value

Fair value measurements on a recurring basis

The following tables presents the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of December 27, 2013 and March 29, 2013:

	As of December 27, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$563	$563	$—	$—
Time deposits	568	568	—	—
Foreign currency derivative instruments	1		1
Total assets	$1,132	$1,131	$1	$—

Liabilities:
Foreign currency derivative instruments	$16	$—	$16	$—
Contingent consideration for an acquisition	137	—	—	137
Total liabilities	$153	$—	$16	$137

*The fair value of the interest rate swap derivative liabilities as of December 27, 2013 is under $1 million.

	As of March 29, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$464	$464	$—	$—
Time deposits	393	393	—	—
Short term investments	6	6	—	—
Foreign currency derivative instruments	5	—	5	—
Total assets	$868	$863	$5	$—

Liabilities:
Foreign currency derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

In connection with the acquisition of ServiceMesh, the Company recorded contingent consideration of $137 million at the acquisition date fair value (see Note 3). The fair value of this short-term liability, at December 27, 2013, is based on unobservable inputs, or Level 3 assumptions. The significant inputs used in the valuation of the contingent consideration include ServiceMesh's revenues during the earn-out measurement period and a multiple of these revenues, in accordance with the purchase agreement. Further, the determination of revenues earned during the measurement period is based on U.S. GAAP as laid out in ASC 605, Revenue Recognition.

The sensitivity of the value of the contingent consideration is based on the revenues earned during the measurement period, per U.S. GAAP, and consequently the fair value of the contingent consideration can range between $0 - $137 million. During the third quarter of fiscal 2014, there were no changes to this liability due to payments or revaluation and therefore no gains or losses recognized in earnings related to this liability.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents; short-term investments and foreign currency derivative instruments are included in prepaid expenses and other current assets; interest rate swap derivative assets are included in other assets; foreign currency derivative liabilities and contingent consideration are included in accrued expenses and other current liabilities and interest rate swap derivative liabilities are included in other long-term liabilities. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

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

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the nine months ended December 27, 2013 and December 28, 2012.

Financial Instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,856 million and $2,119 million, and the estimated fair value was $2,021 million and $2,324 million, as of December 27, 2013 and March 29, 2013, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of December 27, 2013, the Company had $15 million of accounts receivable, $10 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Foreign Currency Derivatives

As a global organization, the Company enters into contracts denominated in foreign currencies. By generally matching revenues, costs and borrowings to the same currency, the Company is able to substantially mitigate foreign currency risk to earnings. In other instances, the Company manages the exposure to fluctuations in foreign currencies by using short-term option contracts to economically hedge certain revenues denominated in non-functional currencies, and short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the consolidated condensed statement of operations.

The notional amount of the foreign currency forward contracts outstanding as of December 27, 2013 and March 29, 2013 was $1,526 million and $993 million, respectively. The notional amount of option contracts outstanding as of December 27, 2013 and March 29, 2013 was $210 million and $744 million, respectively.

The estimated fair values of the foreign currency derivative assets and liabilities were $1 million and $16 million, respectively, as of December 27, 2013, and $5 million and $11 million, respectively, as of March 29, 2013 (see Note 6).

The Company is subject to counterparty credit risk in connection with its foreign currency derivative instruments. To mitigate this risk, the Company enters into forward and option contracts from several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of December 27, 2013, there were five counterparties with concentration of credit risk. The maximum amount of loss, based on gross fair value of the foreign currency derivative instruments that the Company could incur, is $1 million.

It is the Company's policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	December 27, 2013		March 29, 2013
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in consolidated condensed balance sheets	$1	$16	$5	$11
Gross amounts not offset in the consolidated condensed balance sheets (1)	—	—	2	2
Net amount	$1	$16	$3	$9

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

The estimated fair value of the interest rate swaps was under $1 million as of December 27, 2013 and this amount is reported as a derivative liability included within the other liabilities line on the Company's Consolidated Condensed

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Balance Sheets (see Note 6). The change in fair value of interest rate swaps was $6 million for the quarter ended December 27, 2013.

Consistent with the Company's counterparty risk management strategy, the Company contracted with several financial institutions to execute the swap transactions.

Note 8 –	Debt

The following is a summary of the Company's debt as of December 27, 2013 and March 29, 2013:

(Amounts in millions)	December 27, 2013	March 29, 2013
4.45% term notes, due September 2022	$409	$349
6.50% term notes, due March 2018	938	998
2.50% term notes, due September 2015	350	350
Note payable, due December 2014	409	—
Term loan facility, due September 2016	—	250
Mandatorily redeemable preferred stock outstanding	60	59
Note payable of consolidated subsidiary	67	62
Capitalized lease liabilities	510	561
Borrowings for assets acquired under long-term financing	74	98
Other borrowings	4	5
Total debt	2,821	2,732
Less: short term debt and current maturities of long term debt	637	234
Total long-term debt	$2,184	$2,498

Term loan facility
During the third quarter of fiscal 2014, the Company's subsidiary, Computer Sciences Holdings (UK) Ltd., entered into a £250 million or $409 million (at the December 27, 2013 exchange rates; $408 million on the Consolidated Statement of Cash Flow due to the impact of movement in foreign currency exchange rates) short-term note payable, due December 2014, with a financial institution. The note bears interest at a variable rate based on LIBOR plus a margin of 17 basis points (bps) and is payable quarterly. The note is guaranteed by the Company, and financial covenants associated with the note are the same as those associated with the Company's $2.5 billion revolving credit facility, as mentioned below. The Company was in compliance with all covenants as of December 27, 2013.

During the third quarter of fiscal 2014, the Company repaid the $250 million term loan, due September 2016 (2016 Term Loan), from its cash balances on hand. The Company recorded $1 million as additional interest expense to write-off previously deferred debt issuances expenses associated with the 2016 Term Loan.

Term note exchanges
During the third quarter of fiscal 2014, the Company entered into multiple exchange agreements to exchange an aggregate of $40 million original principal amount of its 6.50% term notes due 2018 for an aggregate of $47 million original principal amount of its 4.45% term notes, due 2022. During the second quarter of fiscal 2014, the Company entered into an exchange agreement with a noteholder to exchange $21 million original principal amount of its 6.50% term notes due 2018 for $25 million original principal amount of its 4.45% term notes due 2022. These term note exchanges were accounted for as a debt modification and as a result, the difference between the original principal value of term notes exchanged was accounted for as additional debt discount, which along with the existing unamortized discount and deferred financing costs, will be amortized to interest expense over the term of the 4.45% term notes, using the effective interest method.

Interest rate swaps
As disclosed in Note 7, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of its 4.45% term notes, due 2022, which effectively converted the debt

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

into floating interest rate debt. Under the terms of the swap transactions, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay monthly interest at the one month LIBOR rate, plus a weighted average contractual margin. The Company designated these interest rate swaps as fair value hedges and is accounting for them in accordance with the shortcut method under ASC Topic 815 (See Note 7). The change in the fair value of the interest rate swaps from inception to December 27, 2013 was under $1 million. The carrying value of the 4.45% term notes due 2022, recorded as long-term debt within the Consolidated Condensed Balance Sheets, was decreased by this amount.

Revolving credit facility
During the third quarter of fiscal 2014, the Company amended its unsecured $1.5 billion revolving credit facility by expanding its borrowing capacity to $2.5 billion and extending its maturity to January 15, 2019. The terms of the amended $2.5 billion facility allow for borrowings by both CSC and certain of its international subsidiaries within a $2 billion sub-limit for borrowings denominated in U.S. dollar, Euros and Pound Sterling, and a $0.5 billion sub-limit for borrowings denominated in U.S. dollar, Euros, Pounds Sterling, Japanese Yen, Australian Dollar and Singapore Dollar. The amended credit facility also provides, on an uncommitted basis, that the aggregate amount of the facility may be increased to up to $3 billion. The amended facility has a lower interest margin on drawn amounts and provides for lower commitment fees on undrawn amounts than the prior credit facility. The Company incurred costs of $4 million related to amendment and expansion of the credit facility. These costs have been deferred and will be amortized over the term of the facility. There were no borrowings outstanding against the $2.5 billion credit facility at December 27, 2013, and the Company was in compliance with all the financial covenants at December 27, 2013.

Note 9 –	Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries offer a number of pension and post-retirement benefits, life insurance benefits, deferred compensation, and other plans. The components of net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Service cost	$1	$3	$6	$8
Interest cost	37	39	33	34
Expected return on assets	(50)	(38)	(46)	(34)
Amortization of unrecognized net loss and other	10	10	5	5
Contractual termination benefits	—	—	—	1
Settlement loss	—	—	4	—
Net periodic pension (income) cost	$(2)	$14	$2	$14

	Nine Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Service cost	$4	$8	$19	$22
Interest cost	112	117	94	94
Expected return on assets	(152)	(114)	(121)	(95)
Amortization of unrecognized net loss and other	32	31	16	15
Contractual termination benefits	—	—	3	7
Settlement loss	6	—	4	—
Net periodic pension cost	$2	$42	$15	$43

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company contributed $18 million and $72 million to the defined benefit pension plans during the quarter and nine months ended December 27, 2013, respectively. In aggregate, the Company expects to contribute approximately $87 million during fiscal 2014. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2014.

On July 19, 2013, CSC completed the sale of ATD (see Note 3), which had a pension and retiree medical plan. The plans were remeasured as of the date of the sale that resulted in settlement costs totaling $4 million that was recorded as part of gain on sale of ATD, and a reduction to long-term liabilities of $28 million. The net periodic pension cost, not including any settlement gain or loss, for the nine months ended December 27, 2013 and December 28, 2012 was $4 million and $6 million.

On December 20, 2013 two U.K. pension plans were remeasured due to a plan amendment arising from a change in the index used to determine the level of pension increases, from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). A weighted average discount rate of 4.65% was used to remeasure the plans; an increase from 4.31% in the prior fiscal year. As a result of the remeasurement, the pension benefit obligation decreased by $443 million and the average funded status was 108%.

During the third quarter of fiscal 2014, a pension plan in Switzerland recognized a settlement loss of $3 million as a result of restructuring activities. The plan was remeasured on September 30, 2013 using a discount rate of 2.3%, an increase from 2.05% in the prior fiscal year, which resulted in a reduction to the pension benefit obligation of $43 million, improving the plan's funded status.

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

The components of net periodic benefit cost for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Service cost	$—	$1
Interest cost	3	3
Expected return on assets	(1)	(1)
Amortization of unrecognized net loss and other	2	3
Net provision for post-retirement benefits	4	$6

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Service cost	$2	$3
Interest cost	7	9
Expected return on assets	(3)	(4)
Amortization of unrecognized net loss and other	7	10
Settlement gain	(2)	—
Net provision for post-retirement benefits	$11	$18

The Company contributed $1 million and $4 million to the post-retirement benefit plans during the quarter and nine months ended December 27, 2013, respectively. The Company expects to contribute approximately $7 million to the post-retirement benefit plans during fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 –	Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 31.7% and 31.8% for the quarter and nine months ended December 27, 2013, respectively, and 20.8% and 27.5% for the quarter and nine months ended December 28, 2012, respectively. The following are the primary drivers of the ETR for the nine months ended December 27, 2013 and December 28, 2012. For the tax impact of discontinued operations, see Note 3 to the Consolidated Condensed Financial Statements.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded an income tax benefit of approximately $5.6 million relating to the settlement of audits for certain of its non-US jurisdictions, which reduced the ETR by 2.5% and 0.9%, respectively.

•
During the second quarter of fiscal 2014, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the nine months ended December 27, 2013 by 1.5%.

•
During the third quarter and nine months ended December 28, 2012, there was a decrease in valuation allowances in non-U.S. jurisdictions due to (i) a shift in the global mix of income which impacted the ETR by 7.6% and 3.2%, respectively and (ii) expected capital gains from the sale of certain other assets which impacted the ETR by 6.0% and 2.5%, respectively.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the nine months ended December 28, 2012 by 1.8%.

There were no material changes to uncertain tax positions in the third quarter of fiscal 2014 compared to the fiscal 2013 year-end.

The IRS is examining the Company's federal income tax returns for fiscal years 2008 through 2010. During fiscal 2014, the IRS indicated they need additional time to complete the examination. Therefore, the Company now expects to reach a resolution no earlier than fiscal year 2015. The significant item subject to examination primarily relates to foreign exchange losses. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $8 million, excluding interest, penalties, and tax carryforwards.

Note 11 –	Stock Incentive Plans

As of December 27, 2013, the Company had outstanding stock-based incentive awards issued pursuant to various shareholder-approved plans. For the quarters and nine months ended December 27, 2013 and December 28, 2012, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Cost of services	$7	$5
Selling, general and administrative	13	11
Total	$20	$16
Total, net of tax	$13	$10

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Cost of services	20	$11
Selling, general and administrative	33	25
Total	$53	$36
Total, net of tax	$34	$23

The Company’s overall stock-based compensation granting practice has not changed significantly year over year. The increase in stock-based compensation expense, for both the third quarter and the nine month period ended December 27, 2013, was primarily due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs. Stock-based compensation expense for the nine months ended December 27, 2013 and December 28, 2012 included an adjustment of $4 million and $3 million, respectively, to reflect actual forfeiture experience for the prior fiscal years.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant date fair values of stock options granted during the three months ended December 27, 2013 and December 28, 2012 were $16.35 and $7.27 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Nine Months Ended
	December 27, 2013	December 28, 2012
Risk-free interest rate	1.97%	1.14%
Expected volatility	34%	36%
Expected term (in years)	6.23	6.59
Dividend yield	1.52%	2.88%

During the nine months ended December 27, 2013 and December 28, 2012, the Company's actual tax benefit realized for tax deductions from exercising stock options and RSU releases was $16 million and $3 million, respectively, and an excess tax benefit of $5 million and $1 million, respectively, related to all of its stock incentive plans.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of December 27, 2013, 17,793,692 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of December 27, 2013
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 29, 2013	15,140,567	$43.23	5.45	$113
Granted	2,177,066	45.03
Exercised	(2,852,822)	41.09		27
Canceled/Forfeited	(1,116,210)	33.36
Expired	(1,196,115)	52.03
Outstanding as of December 27, 2013	12,152,486	44.10	5.57	140
Vested and expected to vest in the future as of December 27, 2013	11,970,829	44.15	5.52	138
Exercisable as of December 27, 2013	8,315,470	47.20	4.06	70

The total intrinsic value of options exercised during the nine months ended December 27, 2013 and December 28, 2012 was $27 million and $1 million, respectively. The cash received from stock options exercised during the nine months ended December 27, 2013 and December 28, 2012 was $112 million and $4 million, respectively.

As of December 27, 2013, there was $36 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.12 years.

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

During the nine months ended December 27, 2013, certain executives were awarded service-based RSUs for which the shares will settle over the ten anniversaries following the executive’s separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executive's separation of service. For certain executives who joined the company in fiscal year 2013 and after, (i)the awards vest at age 62, or (ii) 50% of the award vests at age 55 with 5 years service with an additional 10% vesting each additional year of service up to ten years of service. Prior to fiscal year 2013, awards vested at age 65 or age 55 with 10 years of service.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Information concerning RSUs granted under stock incentive plans is as follows:

	As of December 27, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	2,263,272	$31.53
Granted	1,995,451	48.93
Released/Issued	(387,066)	32.50
Canceled/Forfeited	(561,316)	37.87
Outstanding as of December 27, 2013	3,310,341	41.06

As of December 27, 2013, there was $106 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.41 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of December 27, 2013, 197,400 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	As of December 27, 2013
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 29, 2013	188,445	$39.85
Granted	25,000	51.55
Released/Issued	(29,299)	35.81
Canceled/Forfeited	—	—
Outstanding as of December 27, 2013	184,146	42.07

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the third quarter and first nine months of fiscal 2014, 2,405,895 and 7,279,117 shares were purchased, respectively, through open market purchases for an aggregate consideration of $125 million and $354 million, respectively, at a weighted average price of $51.96 and $48.58 per share, respectively. The approximate amount for which shares may yet be purchased under this program at December 27, 2013 is $276 million. The Company paid $22 million during the first quarter of fiscal 2014 for shares purchased during the fourth quarter of fiscal 2013 that had not yet settled in cash by March 29, 2013. This amount is presented as a financing outflow in the unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended December 27, 2013 and was reclassified from operating cash flows during the second quarter.

During the quarter ended December 28, 2012, the Company repurchased 1,971,200 shares through open market purchases for an aggregate consideration of $77 million, at a weighted average price of $39.04 per share. Of the aggregate consideration of $77 million, $18 million was recorded as an accrued liability for shares purchased but not yet settled in cash by December 28, 2012.

The shares repurchased under the approved plan are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings.

Accumulated Other Comprehensive Loss

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarter and nine months ended December 27, 2013 and December 28, 2012, respectively:

For the three months ended December 27, 2013 (Amounts in millions)	Before Tax Amount	Tax Expense	Net of Tax Amount
Foreign currency translation adjustments	$(3)	$—	$(3)
Pension and other post-retirement benefit plans:
Net actuarial gain (1)	388	(4)	384
Amortization of net actuarial loss and other (2)	17	(4)	13
Settlement loss (3)	3	(1)	2
Total pension and other post-retirement benefit plans	408	(9)	399
Total other comprehensive income (loss)	$405	$(9)	$396

(1)	Represents the result of remeasurement of the pension liability associated with pension plans in the U.K. and Switzerland (see Note 9).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 9).

(3)	Represents the settlement of a pension plan in Switzerland due to restructuring activities (see Note 9).

For the nine months ended December 27, 2013 (Amounts in millions)	Before Tax Amount	Tax Expense	Net of Tax Amount
Foreign currency translation adjustments	$(88)	$(2)	$(90)
Pension and other post-retirement benefit plans:
Net actuarial gain (1)	399	(6)	393
Amortization of net actuarial loss and other (2)	55	(15)	40
Settlement loss (3)	35	(8)	27
Total pension and other post-retirement benefit plans	489	(29)	460
Total other comprehensive income (loss)	$401	$(31)	$370

(1)
Represents the result of remeasurement of the pension and OPEB liability associated with the settlement of ATD's pension and retiree medical plans due to CSC's completion of the sale of ATD during the second quarter of fiscal 2014, as well as the result of remeasurement of the pension liability associated with pension plans in the U.K. and Switzerland (see Note 9).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 9).

(3)
Represents the settlement of ATD's pension and and retiree medical plans due to CSC's completion of the sale of ATD during the second quarter of fiscal 2014, as well as the settlement of a pension plan in Switzerland due to restructuring activities (see Note 9).

For the three months ended December 28, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$10	$(8)	$2
Pension and other post-retirement benefit plans:
Net actuarial gain (loss)	—	—	—
Prior service cost (credit)	—	—	—
Amortization of net actuarial loss and other (1)	20	(6)	14
Foreign currency exchange rate changes	—	—	—
Total pension and other post-retirement benefit plans	20	(6)	14
Total other comprehensive income (loss)	$30	$(14)	$16

For the nine months ended December 28, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(77)	$(9)	$(86)
Pension and other post-retirement benefit plans:
Net actuarial gain (loss)	(4)	1	(3)
Prior service cost (credit)	28	(8)	20
Amortization of net actuarial loss and other (1)	57	(17)	40
Foreign currency exchange rate changes	—	(8)	(8)
Total pension and other post-retirement benefit plans	81	(32)	49
Total other comprehensive income (loss)	$4	$(41)	$(37)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost of the third quarter and the first nine months of fiscal 2013, respectively (see Note 9).

The following tables show the changes in accumulated other comprehensive loss, for the nine months ended December 27, 2013 and December 28, 2012, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 29, 2013	$77	$(1,431)	$(1,354)
Current-period other comprehensive (loss) income, net of taxes (1)	(90)	401	311
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest	—	42	42
Balance at December 27, 2013	$(13)	$(988)	$(1,001)

(1)	Includes $384 million related to the remeasurement of two U.K. pension plans and a plan in Switzerland (see Note 9).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at March 30, 2012	$160	$(1,253)	$(1,093)
Current-period other comprehensive (loss) income, net of taxes	(86)	27	(59)
Amounts reclassified from accumulated other comprehensive loss, net of taxes and non-controlling interest	—	40	40
Balance at December 28, 2012	$74	$(1,186)	$(1,112)

Note 13 –	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Interest	$87	$127
Taxes on income, net of refunds	95	107

Non-cash investing activities include the following:

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012
Capital expenditures in accounts payable and accrued expenses	$48	$28
Capital expenditures through capital lease obligations	96	124
Assets acquired under long-term financing	5	19

Non-cash investing activities for the nine months ended December 27, 2013 also included contingent consideration of $137 million for the Company's acquisition of ServiceMesh (see Note 3). Non-cash financing activities for the nine months ended December 27, 2013 and December 28, 2012 included common share dividends declared but not yet paid of $29 million and $31 million, respectively.

Note 14 –	Segment Information

During fiscal 2013, the Company undertook numerous organizational and operational changes to align the Company's leadership, assets, and operating model with its strategy of leading the next generation of IT services and solutions. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next generation offerings for commercial and government clients. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014.

CSC's applications development, testing, and maintenance businesses were transferred from the former MSS segment to the former Business Solutions and Services segment, resulting in the new GIS and GBS reportable segments, respectively. Cloud was identified as a fourth operating segment and is aggregated within the GIS reportable segment due to its relatively small size. There were no changes to the NPS reportable segment.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes operating results by reportable segment. Segment results for the quarter and nine months ended December 28, 2012 have been recast to reflect the change in reportable segments. In addition, segment results for the quarter and nine months ended December 28, 2012 have been adjusted from amounts previously reported to reflect discontinued operations (see Note 3).

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended December 27, 2013
Revenues	$1,109	$1,154	$990	$2	$(27)	$3,228
Operating income (loss)	134	82	116	(16)	—	316
Depreciation and amortization	34	177	36	4	—	251

Quarter ended December 28, 2012
Revenues	$1,220	$1,191	$1,157	$3	$(35)	$3,536
Operating income (loss)	101	58	131	(30)	—	260
Depreciation and amortization	42	184	39	3	—	268

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Nine months ended December 27, 2013
Revenues	$3,233	$3,425	$3,095	$9	$(93)	$9,669
Operating income (loss)	354	262	394	(47)	—	963
Depreciation and amortization	112	520	110	11	—	753

Nine months ended December 28, 2012
Revenues	$3,693	$3,557	$3,530	$9	$(97)	$10,692
Operating income (loss)	253	116	367	(63)	—	673
Depreciation and amortization	137	535	119	10	—	801

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Operating income	$316	$260	$963	$673
Corporate G&A	(66)	(56)	(198)	(186)
Interest expense	(38)	(57)	(112)	(147)
Interest income	4	4	11	14
Other income (expense), net	5	(7)	(16)	(8)
Income from continuing operations before taxes	$221	$144	$648	$346

During the third quarter and the first nine months of fiscal 2014 and fiscal 2013, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 4). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters and nine months ended December 27, 2013 and December 28, 2012, as if the adjustments had been recorded in the appropriate period:

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 27, 2013
Revenues	$1,109	$(6)	$1,103
Operating income	134	(6)	128
Depreciation and amortization	34	—	34

Quarter ended December 28, 2012
Revenues	$1,220	$(3)	$1,217
Operating income	101	(11)	90
Depreciation and amortization	42	—	42

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 27, 2013
Revenues	$3,233	$22	$3,255
Operating income	354	22	376
Depreciation and amortization	112	—	112

Nine months ended December 28, 2012
Revenues	$3,693	$5	$3,698
Operating income	253	(24)	229
Depreciation and amortization	137	1	138

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 27, 2013
Revenues	$1,154	$(2)	$1,152
Operating income	82	(6)	76
Depreciation and amortization	177	—	177

Quarter ended December 28, 2012
Revenues	$1,191	$3	$1,194
Operating income	58	10	68
Depreciation and amortization	184	(3)	181

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 27, 2013
Revenues	$3,425	$(1)	$3,424
Operating income	262	(3)	259
Depreciation and amortization	520	(1)	519

Nine months ended December 28, 2012
Revenues	$3,557	$4	$3,561
Operating income	116	16	132
Depreciation and amortization	535	(6)	529

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Quarter ended December 27, 2013
Revenues	$990	$—	$990
Operating income	116	—	116
Depreciation and amortization	36	—	36

Quarter ended December 28, 2012
Revenues	$1,157	$—	$1,157
Operating income	131	1	132
Depreciation and amortization	39	—	39

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended December 27, 2013
Revenues	$3,095	$—	$3,095
Operating income	394	(4)	390
Depreciation and amortization	110	—	110

Nine months ended December 28, 2012
Revenues	$3,530	$—	$3,530
Operating income	367	8	375
Depreciation and amortization	119	—	119

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15 –	Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 27, 2013:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross *	$1,316	$2,152	$793	$4,261
Accumulated impairment losses *	(671)	(2,074)	—	(2,745)
Balance as of March 29, 2013, net	645	78	793	1,516

Additions	58	139	41	238
Deductions	(12)	—	(41)	(53)
Foreign currency translation	(13)	—	—	(13)

Goodwill, gross	1,349	2,291	793	4,433
Accumulated impairment losses	(671)	(2,074)	—	(2,745)
Balance as of December 27, 2013, net	$678	$217	$793	$1,688

* Both the gross goodwill and accumulated impairment losses amounts for the GBS segment have been adjusted for a reduction of $19 million, to reflect the fully impaired goodwill associated with the enterprise systems integration business divested in fiscal 2013.

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

The additions to goodwill are due to the third quarter acquisition of ServiceMesh and the second quarter acquisition of InfoChimps (see Note 3). The deductions to goodwill are due to the first quarter divestiture of GBS' flood insurance BPO business and the second quarter divestiture of NPS' ATD business (see Note 3). No goodwill was allocated to the software business within GBS that was classified as discontinued operations in the second quarter of fiscal 2014 (see Note 3).

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

At the end of the third quarter of fiscal 2014, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units. The fair values of all of CSC's reporting units were substantially in excess of their carrying values based on the step one test performed in conjunction with the Company's first quarter fiscal 2014 goodwill reallocation. None of the Company's reporting units were at risk of failing the step one test at that time.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of December 27, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,461	$1,007	$454
Software	2,254	1,644	610
Customer and other intangible assets	586	299	287
Total intangible assets	$4,301	$2,950	$1,351

	As of March 29, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,473	$968	$505
Software	2,134	1,523	611
Customer and other intangible assets	512	281	231
Total intangible assets	$4,119	$2,772	$1,347

Amortization related to intangible assets was $97 million and $106 million for the quarters ended December 27, 2013, and December 28, 2012, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $9 million and $9 million and for amortization of contract related intangible assets of $2 million and $3 million in each of the respective quarters. Amortization expense related to capitalized software was $44 million and $52 million for the quarters ended December 27, 2013, and December 28, 2012, respectively.

Amortization related to intangible assets was $289 million and $308 million for the nine months ended December 27, 2013, and December 28, 2012, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $26 million and $31 million and for amortization of contract related intangible assets of $8 million and $8 million in each of the respective nine month periods. Amortization expense related to capitalized software was $134 million and $148 million for the nine months ended December 27, 2013, and December 28, 2012, respectively.

Estimated amortization expense related to intangible assets as of December 27, 2013, for the remainder of fiscal 2014 is $92 million, and for each of the fiscal years 2015, 2016, 2017 and 2018, is as follows: $316 million, $228 million, $168 million and $125 million, respectively.

Note 16 –	Restructuring Costs

The Company recorded $11 million and $26 million of restructuring costs for the quarters ended December 27, 2013 and December 28, 2012, respectively. For the nine months ended December 27, 2013 and December 28, 2012, the Company recorded $33 million and $111 million, respectively. The costs recorded during the quarter and nine months ended December 27, 2013 and the December 28, 2012 were in connection with actions under both the Fiscal 2013 Plan and Fiscal 2012 Plan, as described below.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize the use of facilities.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Actions under the Fiscal 2013 Plan commenced in September 2012 and management expects that further actions will be taken during fiscal 2014, which could result in additional charges.

The restructuring expense incurred during the third quarter of fiscal 2014 included costs related with voluntary staff terminations in Europe and exit costs related to certain leased facilities in the U.K., Canada and the U.S.

The composition of the restructuring liability for the Fiscal 2013 Plan as of December 27, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of December 27, 2013
Workforce reductions	$155	$21	$(3)	$(100)	$5	$78
Facilities costs	10	11	—	(6)	—	$15
Other(2)	11	—	—	(11)	—	—
	$176	$32	$(3)	$(117)	$5	$93

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan are to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 and were substantially carried out through fiscal 2013. Management expects that further actions will be taken during fiscal 2014, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2012 Plan as of December 27, 2013 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Cash paid	Other(1)	Restructuring liability as of December 27, 2013
Workforce reductions	$9	$1	$(9)	$—	$1
Facilities costs	5	—	(2)	—	3
Total	$14	$1	$(11)	$—	$4

(1)	Foreign currency translation adjustments.

Of the total $97 million restructuring liability as of December 27, 2013, $93 million is a short-term liability and is included in accrued expenses and other current liabilities, and $4 million is included in other long-term liabilities.

The composition of restructuring expenses for the third quarter and first nine months of fiscal 2014 and fiscal 2013 by segment is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
GBS	$7	$11	$25	$42
GIS	4	5	10	58
NPS	—	2	—	3
Corporate	—	8	(2)	8
Total	$11	$26	$33	$111

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 17 –	Contract with the U.K. National Health Service

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

1.
The RPA provides that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value in the approximate amount of £47.5 million ($75 million) as of the October 4, 2013 RPA effective date. The NHS may use the repurposed fund to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Except as noted in point 2 below, the existing estate of deployed non-Lorenzo products are not affected by the RPA.

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of December 27, 2013, the amount of deferred costs and deferred revenues was $12 million and $197 million, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 18 –	Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of December 27, 2013, the Company had $23 million of outstanding surety bonds and $102 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of December 27, 2013, the Company had $86 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 27, 2013:

(Amounts in millions)	Fiscal 2014	Fiscal 2015	Fiscal 2016 and thereafter	Total
Surety bonds	$3	$20	$—	$23
Letters of credit	16	42	44	102
Stand-by letters of credit	—	73	13	86
Total	$19	$135	$57	$211

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amended the terms of the then current contract and formed the basis on which the parties finalized a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. On October 4, 2013, the Company and NHS finalized a full restatement of the contract through a revised project agreement (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. See Note 17 for further information relating to the foregoing matters.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company, through outside counsel, has been in discussions with the SEC Enforcement Staff concerning a potential resolution of the investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company is availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matter at this time. See Note 4 for further information.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff sought unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on February 20, 2013. On March 5, 2013, the Fourth Circuit denied the petition for permission to appeal the class certification order. On December 14, 2012, the court issued an order extending the expert discovery deadline to February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. On January 13, 2013, the court issued an order extending the expert discovery deadline to April 1, 2013. Motions for summary judgment were filed on March 18, 2013. On May 15, 2013, the Company entered into a stipulation and agreement of settlement with the lead plaintiff to settle all claims in the lawsuit for $97.5 million, which was accrued for as of March 29, 2013 and included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. As of March 29, 2013, the Company has also recorded a receivable of $45 million, which represents the amount recoverable under the Company's corporate insurance policies, and is included in receivables on the Company's Consolidated Balance Sheet. The agreement was subject to approval by the court. On May 24, 2013, the Court entered a Preliminary Approval Order Providing for Notice and Hearing in Connection with Proposed Class Action Settlement. On September 19, 2013, a Settlement Hearing was held before the Court. On September 20, 2013, the Court entered a Final Order and Judgment, which, among other things, approved the Settlement in all respects.

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff sought damages, injunctive relief and

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff sought damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required defendants to provide to the plaintiff certain of the discovery produced in the federal action. On May 10, 2013, the court continued the stay to May 31, 2013 upon joint motion of the parties. On June 1, 2013, the parties filed a joint motion to continue the stay. On June 28, 2013, the court denied the joint motion to continue the stay and set the matter for trial on January 6, 2014. On August 9, 2013, the plaintiff filed an amended complaint, which named as defendants Messrs. Laphen and Mancuso, members of the Company’s Board of Directors and the Company as a nominal defendant. On August 23, 2013, the parties, as well as the parties to the Bainto and Himmel cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement was subject to approval by the Nevada state court. In accordance with the terms of the stipulation of settlement, on August 28, 2013, the plaintiff filed a motion for nonsuit, which was entered by the Virginia state court on September 11, 2013. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013. On November 6, 2013, the Nevada state court entered a Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement in all respects.

On May 11, 2012, a separate shareholder derivative action entitled Judy Bainto v. Michael W. Laphen et al. (No. A-12-661695-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The complaint is substantively similar to the second Hung complaint. On or about August 1, 2012, the court granted the parties' joint motion to extend the time for defendants to respond to the complaint to sixty days after the United States District Court for the Eastern District of Virginia's entry of an order on the pending motion to dismiss the complaint in In re Computer Sciences Corporation Securities Litigation. On September 5, 2012, Defendants notified the court of the Eastern District of Virginia's ruling in In re Computer Sciences Corporation Securities Litigation. On September 11, 2012, the parties filed a joint status report proposing a schedule for the filing of an amended complaint by plaintiff and for motion to dismiss briefing. Plaintiff filed an amended complaint on September 28, 2012. Upon stipulation of the parties, the court consolidated the Bainto case and Himmel case (described below) and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. On August 23, 2013, the parties, as well as the parties to the Hung and Himmel cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement was subject to approval by the Nevada state court. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013. On November 6, 2013, the Nevada state court entered a Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement in all respects.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On October 16, 2012, a separate shareholder derivative action entitled Daniel Himmel v. Michael W. Laphen et al. (No. A-12-670190-C), was filed in District Court, Clark County, Nevada, against Messrs. Laphen and Mancuso, members of the Company's Board of Directors and the Company as a nominal defendant. The Himmel complaint is substantively similar to the Bainto complaint, but included a claim for unjust enrichment and sought additional injunctive relief. Upon stipulation of the parties, the court consolidated the Bainto case (described above) and the Himmel case and deemed the amended complaint filed in Bainto the operative complaint. In addition, on November 8, 2012, upon joint motion of the parties, the court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required Defendants to provide to the Plaintiffs certain of the discovery produced in the federal action. On August 23, 2013, the parties, as well as the parties to the Hung and Bainto cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement was subject to approval by the Nevada state court. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013. On November 6, 2013, the Nevada state court entered a Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement in all respects.

On December 20, 2012, a separate shareholder derivative complaint entitled Shirley Morefield v. Irving W. Bailey, II, et al, (Case No. 1:120V1468GBL/TCB) was filed in the United States District Court for the Eastern District of Virginia. The complaint names certain of CSC's current and former directors and officers as defendants and the Company as a nominal defendant. The complaint is similar to the Hung complaint but asserts only a claim for breach of fiduciary duty and alleges that the plaintiff made a demand on the CSC Board prior to commencing suit and that such demand was refused. Motions to dismiss were filed on March 18, 2013. On April 8, 2013, Plaintiff filed an amended complaint. Motions to dismiss the amended complaint were filed on April 17, 2013 and were heard on May 10, 2013. On August 7, 2013, the court granted the motions to dismiss with prejudice and entered judgment in favor of the defendants. On or about August 26, 2013, Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit. On October 6, 2013, the parties reached an agreement to resolve the appeal. Plaintiff agreed to dismiss her appeal upon approval of the settlement in the Hung, Bainto and Himmel matters and agreed that, upon final approval of that settlement, her claims shall be released, fully, finally and forever. CSC agreed to pay to Plaintiff’s counsel an attorney fee and expense amount of $195,000. On November 6, 2013, the Nevada state court entered a Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement of the Hung, Bainto and Himmel matters in all respects. Plaintiff’s appeal was dismissed on November 8, 2013.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On January 15, 2014, the Company entered into a strategic partnership with HCL Technologies, whereby HCL and CSC will create an application modernization delivery network to enable enterprises to shift from legacy technologies to a cloud-enabled platform. According to the terms of the agreement, both companies intend to share equally all cloud application modernization revenue and direct costs. With a new governance board providing oversight, the partners will share dedicated employees and technologies, as well as production and development work. As part of the partnership, HCL will white label CSC’s BizCloud, industry leading, highly secure and highly flexible private cloud offering for the enterprise. HCL and CSC will benefit from the increased scale of this offering, expanded coverage in new markets and incremental revenue opportunities.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and Nine Months of Fiscal 2014 versus
Third Quarter and Nine Months of Fiscal 2013

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto and the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The following discusses the Company's financial condition and results of operations as of and for the quarter and nine months ended December 27, 2013, and the comparable periods of the prior fiscal year.

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

Segment results for the third quarter and first nine months of fiscal 2013 have been recast to reflect the change in reportable segments. In addition, segment results for the third quarter and first nine months of fiscal 2013 have been adjusted from amounts previously reported to reflect discontinued operations (see Note 3 to the Consolidated Condensed Financial Statements).

Overview

The key operating results for the third quarter and first nine months of fiscal 2014 include:

•
Revenues for the third quarter of fiscal 2014 decreased $308 million, or 8.7%, to $3,228 million, and on a constant currency basis(1), decreased $302 million, or 8.5%, as compared to the third quarter of fiscal 2013. For the first nine months of fiscal 2014, revenues decreased $1,023 million, or 9.6%, to $9,669 million, and on a constant currency basis, revenues decreased $988 million, or 9.2%, as compared to the first nine months of fiscal 2013.

•
Operating income(2) for the third quarter of fiscal 2014 increased to $316 million as compared to operating income of $260 million for the third quarter of fiscal 2013. The operating income margin increased to 9.8% from last year's third quarter margin of 7.4%. For the first nine months, operating income increased to $963 million as compared to operating income of $673 million for the first nine months of fiscal 2013. The operating income margin increased to 10.0% from 6.3% for the comparable period of fiscal 2013.

•
Earnings before interest and taxes(3) (EBIT) increased to $255 million as compared to EBIT of $197 million for the third quarter of fiscal 2013. EBIT margin improved to 7.9% from last year's third quarter margin of 5.6%. EBIT increased to $749 million as compared to EBIT of $479 million for the first nine months of fiscal 2013. EBIT margin improved to 7.7% from last year's margin of 4.5% for the comparable period.

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

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Operating income	$316	$260	$963	$673
Corporate G&A	(66)	(56)	(198)	(186)
Interest expense	(38)	(57)	(112)	(147)
Interest income	4	4	11	14
Other income (expense), net	5	(7)	(16)	(8)
Income from continuing operations before taxes	$221	$144	$648	$346

(3)
Earnings before interest and taxes (EBIT) is a non-GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as revenue less costs of services, selling, general and administrative expenses, depreciation and amortization, restructuring costs, and other income (expense). EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to income from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Earnings before interest and taxes	$255	$197	$749	$479
Interest expense	(38)	(57)	(112)	(147)
Interest income	4	4	11	14
Taxes on income	(70)	(30)	(206)	(95)
Income from continuing operations	$151	$114	$442	$251

•
Income from continuing operations before taxes was $221 million for the third quarter of fiscal 2014, as compared to $144 million in the third quarter of fiscal 2013, an increase of $77 million. Income from continuing operations before taxes was $648 million, compared to $346 million in the first nine months of fiscal 2013, an increase of $302 million.

•
(Loss) income from discontinued operations, net of taxes, was $(5) million for the third quarter of fiscal 2014, as compared to $399 million in the same period of fiscal 2013. Income from discontinued operations, net of taxes, was $72 million for the first nine months of fiscal 2014, as compared to $442 million in the same period of fiscal 2013.

•
Net income attributable to CSC common stockholders was $141 million, a decrease of $369 million from last year's third quarter. Net income attributable to CSC common stockholders was $500 million, a decrease of $180 million from the first nine months of fiscal 2013.

•
Diluted earnings (loss) per share (EPS) for the third quarter of fiscal 2014, was $0.94, a decrease of $2.33 as compared to $3.27 for the same period in the prior fiscal year. Diluted EPS was comprised of $0.98 from continuing operations and $(0.04) from discontinued operations, as compared to $0.71 and $2.56, respectively, for the same period in the prior fiscal year. For the first nine months of fiscal 2014, diluted EPS was $3.31, a decrease of $1.05 as compared to $4.36 for the same period in the prior fiscal year. Diluted EPS was comprised of $2.83 from continuing operations and $0.48 from discontinued operations, as compared to $1.52 and $2.84, respectively, for the same period in the prior fiscal year.

•
The Company announced total contract awards(4)(5) of $3.3 billion for the third quarter of fiscal 2014, including $2 billion for GBS, $0.7 billion for GIS and $0.6 billion for NPS. Total contract awards for the third quarter of fiscal 2013 were $2.9 billion, including $1.2 billion for GBS, $1.1 billion for GIS and $0.6 billion for NPS.

•
Total backlog(6) at the end of the third quarter of fiscal 2014 was $30.7 billion, as compared to $31.6 billion in the prior year. Of the total $30.7 billion backlog, $2.7 billion of the backlog at the end of the third quarter is expected to be realized as revenue in the remainder of fiscal 2014. Of the total $30.7 billion backlog, $9.1 billion is not yet funded.

•	Days Sales Outstanding (DSO)(7) was 76 days at December 27, 2013, an increase from 75 days at the end of the third quarter of the prior fiscal year.

•	Debt-to-total capitalization ratio(8) was 43.1% at December 27, 2013, a decrease of 3.3 percentage points from 46.4% at March 29, 2013.

•
Cash provided by operating activities was $1,012 million for the first nine months of fiscal 2014, as compared to $1,078 million in the prior year. Cash used in investing activities was $377 million for the first nine months of fiscal 2014, as compared to cash provided of $474 million in the prior year. Cash used in financing activities was $393 million for the first nine months of fiscal 2014, as compared to $433 million provided in the prior year.

•	Free cash flow(9) of $401 million for the first nine months of fiscal 2014 decreased $56 million as compared to $457 million for the first nine months of fiscal 2013.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net cash provided by operating activities	$529	$413	$1,012	$1,078
Net cash (used in) provided by investing activities	(301)	840	(377)	474
Acquisitions, net of cash acquired	163	—	190	34
Business dispositions	(13)	(956)	(245)	(958)
Short-term investments	—	—	(5)	—
Payments on capital leases and other long-term asset financings	(54)	(52)	(174)	(171)
Free cash flow	$324	$245	$401	$457

Results of Operations

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters and nine months ended December 27, 2013 and December 28, 2012 are as follows:

	Quarter Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	Change	Percent Change
GBS	$1,109	$1,220	$(111)	(9.1)%
GIS	1,154	1,191	(37)	(3.1)
NPS	990	1,157	(167)	(14.4)
Corporate	2	3	(1)	—
Subtotal	3,255	3,571	(316)	(8.8)
Eliminations	(27)	(35)	8	-
Total Revenue	$3,228	$3,536	$(308)	(8.7)%

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 28, 2012	Change	Percent Change
GBS	$3,233	$3,693	$(460)	(12.5)%
GIS	3,425	3,557	(132)	(3.7)
NPS	3,095	3,530	(435)	(12.3)
Corporate	9	9	—
Subtotal	9,762	10,789	(1,027)	(9.5)
Eliminations	(93)	(97)	4
Total Revenue	$9,669	$10,692	$(1,023)	(9.6)%

The major factors affecting the percent change in revenues for the quarter and nine months ended December 27, 2013 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	0.1	0.1%	(9.3)%	(9.1)%
GIS	0.1	(0.6)	(2.6)	(3.1)
NPS	—%	—	(14.4)	(14.4)
Cumulative Net Percentage	0.1%	(0.2)%	(8.6)%	(8.7)%

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—	(0.3)%	(12.2)%	(12.5)%
GIS	—	(0.7)	(3.0)	(3.7)
NPS	0.1%	—	(12.4)	(12.3)
Cumulative Net Percentage	0.1%	(0.4)%	(9.3)%	(9.6)%

Global Business Services

GBS segment revenue for the third quarter of fiscal 2014 decreased $111 million, or 9.1%, as compared to the same period of fiscal 2013, and decreased $112 million, or 9.2% in constant currency. For the first nine months, GBS revenue decreased $460 million or 12.5%, as compared to the same period of fiscal 2013, and decreased $452 million, or 12.2%, in constant currency.

GBS revenue, for both the third quarter and first nine months of fiscal 2014, was unfavorably impacted by certain fiscal 2013 revenues that did not recur in fiscal 2014. These principally included revenues from the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit (Paxus) of $61 million and $202 million, respectively (see Note 3 to the Consolidated Condensed Financial Statements), and $55 million of milestone revenue realized on the NHS contract during the first quarter of fiscal 2013. In addition, for the first nine months of fiscal 2014, GBS revenue was adversely impacted by adjustments of $23 million on certain contracts within the industry software and solutions (IS&S) group (see Note 4 to the Consolidated Condensed Financial Statements), and net year-over-year adverse revenue adjustments $1 million and $12 million, respectively, on contracts accounted for under the percentage-of-completion method.

Excluding the effect of the items mentioned above, GBS revenue declined $51 million, or 4.2% and $161 million, or 4.4%, for the third quarter and first nine months of fiscal 2014, respectively. The revenue decreases for both the third quarter and the nine-month period were mainly attributable to GBS' efforts to reposition its consulting business to a partner-led model with industry specific offerings, and the overall economic conditions and associated business performance, primarily in Central Europe and Australia.

GBS had contract awards of $2 billion in the third quarter and $4.5 billion in the first nine months of fiscal 2014, as compared to awards of $1.2 billion in the third quarter and $6.1 billion in the first nine months of fiscal 2013.

Global Infrastructure Services

GIS segment revenue for the third quarter of fiscal 2014 decreased $37 million, or 3.1%, as compared to the same period of fiscal 2013, and decreased $30 million, or 2.5% in constant currency. For the first nine months, GIS revenue decreased $132 million, or 3.7%, as compared to the same period of fiscal 2013, and decreased $105 million, or 3.0%, in constant currency.

The decrease in GIS' revenue at constant currency for the third quarter was a result of net reduced revenue of $24 million from contracts that terminated or concluded, and reduced revenue of $40 million due to price-downs and contract modifications; partially offset primarily by increased revenue of $32 million from new and existing contracts.

The decrease in GIS' revenue at constant currency for the first nine months was a result of reduced revenue of $82 million from contracts that terminated or concluded, and net reduced revenue of $166 million primarily due to price-downs, contract modifications and lower pass-through revenue; partially offset by increased revenue $141 million from new and existing contracts.

GIS had contract awards of $0.7 billion in the third quarter and $2.4 billion in the first nine months of fiscal 2014 as compared to $1.1 billion and $2.5 billion in the same periods of fiscal 2013. One of the industry trends is a shift toward smaller contract awards. The Company is participating in this trend and is winning a higher volume of smaller value deals, and a reduced volume of larger deals which is driving the year-over-year trend in new contract awards.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	December 27, 2013	December 27, 2012(1)(2)	Change	Percent Change
Department of Defense	$607	$726	$(119)	(16.4)%
Civil Agencies	338	368	(30)	(8.2)
Other (3)	45	63	(18)	(28.6)
Total	990	$1,157	(167)	(14.4)%

	Nine Months Ended
(Amounts in millions)	December 27, 2013	December 27, 2012(1)(2)	Change	Percent Change
Department of Defense	$1,840	$2,158	$(318)	(14.7)%
Civil Agencies	1,112	1,189	(77)	(6.5)
Other (3)	143	183	(40)	(21.9)
Total	3,095	$3,530	(435)	(12.3)%

(1) Certain fiscal 2013 amounts were reclassified from Department of Defense to Civil Agencies and Other to conform to current year presentation.
(2) NPS revenues for fiscal 2013 have been adjusted from amounts previously reported to remove the revenue of the discontinued operation from the sale of the Company's Applied Technology Division. See Note 3 to the Consolidated Condensed Financial Statements.
(3) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue for the third quarter of fiscal 2014 decreased $167 million, or 14.4%, and decreased $435 million, or 12.3%, for the first nine months of fiscal 2014, as compared to the same periods of fiscal 2013.

For the third quarter of fiscal 2014, revenue from Department of Defense (DOD) contracts declined $119 million, or 16.4%. The revenue decrease on DOD contracts for the quarter was comprised of reduced revenue of $45 million on certain contracts with the Defense Information Systems Agency (DISA) and other DOD agencies that either had concluded or were winding down, reduced revenue of $87 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army and the Missile Defense Agency, as well as reductions relating to the U.S. federal government shutdown. These revenue decreases were partially offset by increased revenue of $17 million on a new task order with the Defense Intelligence Agency (DIA).

Revenue from contracts with Civil Agencies also experienced a year-over-year decline of $30 million for the third quarter of fiscal 2014. Revenue decrease on contracts with Civil Agencies for the third quarter was primarily due to a net reduction in scope and tasking on existing contracts of $40 million, primarily on contracts with the Internal Revenue Service, the Department of Transportation, the Department of Health and Human Services (DHHS) and NASA. These revenue decreases were partially offset by an adverse revenue adjustment in fiscal 2013 of $12 million from a contract settlement with the U.S. government that did not recur.

The revenue decrease on contracts with non-federal agencies for the third quarter of fiscal 2014 of $18 million was comprised primarily of development efforts winding down and adjustments accounted for under percentage-of-completion accounting on a contract with the State of North Carolina along with decreases on a Citizenship and Immigration contract with the Canadian government.

For the first nine months of fiscal 2014, DOD contracts declined $318 million, or 14.7%. The revenue decrease on DOD contracts for the year to date was comprised of reduced revenue of $134 million on certain contracts with the National Security Agency (NSA), DISA, and other DOD agencies that either had concluded or were winding down, and reduced revenue of $227 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army, Missile Defense Agency, U.S. Navy and other DOD agencies. These revenue decreases were partially offset by increased revenue of $34 million on new contracts with the NSA and the DIA.

Revenue from contracts with Civil Agencies also experienced a year-over-year decline of $77 million for the first nine months of fiscal 2014. Revenue decrease on contracts with Civil Agencies for the year to date was primarily due to a net reduction in scope and tasking on existing contracts of $59 million, primarily on contracts with the Internal Revenue Service, the DHHS and the Department of Homeland Security (DHS), and reduced revenue of $41 million due to the programs winding down or ending with the Department of Energy and the EPA. These revenue decreases were partially offset by a favorable year-over-year impact of $21 million of revenue adjustments on certain contracts with the DHS and the Department of State accounted for under the percentage-of-completion method.

The revenue decrease on contracts with non-federal agencies for the year to date of $40 million was comprised primarily of development efforts winding down and adjustments accounted for under percentage-of-completion accounting on a contract with the State of North Carolina along with decreases on a Citizenship and Immigration contract with the Canadian government.

The Company expects the trend of reduced contract scopes, including reduced tasking to continue in the near term.

During the quarter and nine months ended December 27, 2013, NPS had contract awards of $0.6 billion and $3.4 billion, respectively, as compared to $0.6 billion and $2.5 billion in the comparable periods in the prior year.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,362	$2,767	73.2%	78.2%	(5.0)%
Selling, general and administrative	354	271	11.0	7.7	3.3
Depreciation and amortization	251	268	7.8	7.6	0.2
Restructuring costs	11	26	0.3	0.7	(0.4)
Interest expense, net	34	53	1.1	1.5	(0.4)
Other (income) expense, net	(5)	7	(0.2)	0.2	(0.4)
Total	$3,007	$3,392	93.2%	95.9%	(2.7)%

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$7,156	$8,447	74.1%	79.1%	(5.0)%
Selling, general and administrative	962	846	9.9	7.9	2.0
Depreciation and amortization	753	801	7.8	7.5	0.3
Restructuring costs	33	111	0.3	1.0	(0.7)
Interest expense, net	101	133	1.0	1.2	(0.2)
Other (income) expense, net	16	8	0.2	0.1	0.1
Total	$9,021	$10,346	93.3%	96.8%	(3.5)%

Costs of Services

Costs of services (COS), excluding depreciation and amortization and restructuring charges, as a percentage of revenue decreased 5.0 percentage points for the third quarter of fiscal 2014 and decreased 5.0 percentage points for the first nine months of fiscal 2014, as compared to same periods of the prior fiscal year. Overall, the fiscal 2014 COS ratio for the Company, for the third quarter and the first nine months, was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. In addition, the COS ratio was favorably impacted by certain commercial account management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being redirected to focus on sales activities in fiscal 2014.

The GBS COS ratio for the first nine months of fiscal 2014 benefited from the fiscal 2013 adverse NHS contract-related adjustment, to recognize no margins, not recurring in fiscal 2014. In addition, the GBS ratio for both the third quarter and nine months benefited from year-over-year net favorable cost adjustments of $42 million and $61 million, respectively, partially offset by net adverse revenue adjustments of $1 million and $12 million, respectively, on contracts accounted under percentage-of-completion method.

The GIS COS ratio for the third quarter and nine months of fiscal 2014 benefited from the continuing focus on delivery on certain key contracts resulted in better margins including reduced start-up issues on new contracts. This reduction is mainly driven by ongoing operational improvements on focus accounts, the positive effects of restructuring taken over previous periods and the continued focus on cost reductions driven by standardization of products and processes.

The NPS COS ratio for the third quarter and nine months of fiscal 2014 benefited from the year-over-year net favorable cost adjustments of $21 million and $5 million, respectively, and net favorable revenue adjustments of $14 million and $38 million, respectively, on contracts accounted for under the percentage-of-completion method.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges, as a percentage of revenue increased 3.3 percentage points for the third quarter of fiscal 2014, and increased 2.0 percentage points for the first nine months as compared to the similar periods of the prior year.

The increase in the SG&A ratio, for both the third quarter and the nine month period, was primarily due to management's decision to create a dedicated global commercial sales force in line with the overall business strategy. As per this strategy, certain account-focused executives in the commercial space, who were previously engaged in the contract delivery activities which rolled up under COS in fiscal 2013, were redirected to focus on sales activities in fiscal 2014. In addition, the Company made new investments in its commercial sales force by making incremental hires of sales personnel. The reduced bid and proposal spending within NPS, mainly due to focus towards higher margin targets, partially offset the increase in SG&A costs. The increase in the SG&A ratio, for both the third quarter and the nine-month period was also due to reduced revenues during these periods.

Corporate general and administrative expenses for the third quarter and first nine months of fiscal 2014 were $66 million and $198 million, respectively, as compared to $56 million and $186 million during the same periods of the prior fiscal year. For the third quarter, the increase was primarily due to the increased incentive compensation. For the nine-month period, there were increased costs of $15 million associated with the Company's financial transformation project, higher stock-based compensation of $10 million, offset by reduced legal expenses of $21 million and lower outside professional services of $5 million.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.2 and 0.3 percentage points for the third quarter and first nine months of fiscal 2014, respectively, as compared to the same period of fiscal 2013, primarily due to reduced capital expenditures and also due to decreased revenues.

Restructuring Costs

Total restructuring costs recorded during the third quarter and nine months ended December 27, 2013 were $11 million and $33 million, respectively, as compared to $26 million and $111 million, respectively, in the comparable periods of the prior fiscal year. Restructuring costs for the first nine months of fiscal 2013 included $3 million for pension benefit augmentation. These amounts are owed to certain employees in accordance with legal or contractual obligations and will be paid out over several years as part of normal pension distributions.

The fiscal 2014 third quarter restructuring expense included costs related with voluntary staff terminations in Europe and exit costs related to certain leased facilities in the U.K., Canada and the U.S. Additional restructuring actions may be taken during fiscal 2014, which could result in additional charges (see Note 16 to the Consolidated Condensed Financial Statements).

Income from Discontinued Operations

(Loss) income from discontinued operations, net of taxes, was $(5) million and $72 million for the quarter and nine months ended December 27, 2013, respectively, and $399 million and $442 million for the quarter and nine months ended December 28, 2012, respectively. The income from discontinued operations represents the results of certain businesses, which have been either divested during fiscal 2014 and fiscal 2013 or are held-for-sale, and gains and loss on businesses divested. The divestitures are a part of the Company's ongoing service portfolio optimization initiative to focus on next-generation technology services (see Note 3 to the Consolidated Condensed Financial Statements).

Interest Expense and Interest Income

Interest expense for the third quarter and first nine months of fiscal 2014 was $38 million and $112 million, respectively, as compared to $57 million and $147 million, respectively, during the same periods of the prior fiscal year. The lower interest expense was primarily due to lower interest rate term notes and credit facility, issued during the third quarter of fiscal 2013, replacing the higher rate term notes which were redeemed during the fourth quarter of fiscal 2013.

Interest income for the third quarter and first nine months of fiscal 2014 was $4 million and $11 million, respectively, as compared to $4 million and $14 million, respectively, during the same periods of the prior fiscal year. Interest income for first nine months of fiscal 2014 was lower as compared to fiscal 2013 due to lower cash balances in jurisdictions with higher interest rates.

Other (Income) Expense, Net

Other (income) expense, net primarily comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Other (income) expense, net for the third quarter and first nine months of fiscal 2014 was $(5) million and $16 million, respectively, as compared to other expense, net of $7 million and $8 million, respectively, during the same periods of the prior fiscal year. The movement in other income/expense, for both the third quarter and the nine-month period, was mainly due to movement in exchange rates between the U.S. dollar and the Indian Rupee, used to fair value the Company's foreign currency forward and option contracts.

Taxes

The Company's effective tax rate (ETR) from continuing operations was 31.7% and 31.8% for the quarter and nine months ended December 27, 2013, respectively, and 20.8% and 27.5% for the quarter and nine months ended December 28, 2012, respectively. The following are the primary drivers of the ETR for the nine months ended December 27, 2013 and December 28, 2012. For the tax impact of discontinued operations, see Note 3 to the Consolidated Condensed Financial Statements.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded an income tax benefit of approximately $5.6 million relating to the settlement of audits for certain of its non-US jurisdictions, which reduced the ETR by 2.5% and 0.9%, respectively.

•
During the second quarter of fiscal 2014, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the nine months ended December 27, 2013 by 1.5%.

•
During the third quarter and nine months ended December 28, 2012, there was a decrease in valuation allowances in non-U.S. jurisdictions due to (i) a shift in the global mix of income which impacted the ETR by 7.6% and 3.2%, respectively and (ii) expected capital gains from the sale of certain other assets which impacted the ETR by 6.0% and 2.5%, respectively.

•
During the second quarter of fiscal 2013, the Company released $6.4 million of its liability for uncertain tax positions related to prior year research and development credits which reduced the ETR for the nine months ended December 28, 2012 by 1.8%.

There were no material changes to uncertain tax positions in the third quarter of fiscal 2014 compared to the fiscal 2013 year-end.

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

Earnings Per Share and Share Base

Earnings per share (EPS) for the third quarter and first nine months of fiscal 2014, on a diluted basis, was $0.94 and $3.31, respectively, a decrease of $2.33 and $1.05 from the comparable periods of fiscal 2013. The decrease in EPS was the result of decrease in income from discontinued operations, net of taxes of $404 million and $370 million for the quarter and nine months ended December 27, 2013, offset by an increase from continuing operations of $37 million and $191 million for the same periods.

The decrease in income from discontinued operations was primarily due to the gain on disposition, net of taxes of $376 million recorded in the third quarter of fiscal 2013, that did not repeat in fiscal 2014. The increase in income from continuing operations was a result of the Company's fiscal 2013 cost reduction initiatives, partially offset by an increase in tax expense due to change in global mix of income and change in valuation allowances.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company, through outside counsel, has been in discussions with the SEC Enforcement Staff concerning a potential resolution of the investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company is availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in the first nine months of fiscal 2014, fiscal 2013 and fiscal 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	First Nine Months Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(3)	$(3)
Fiscal 2013	—	6	(1)	5
Fiscal 2012	79	7	—	86
Prior fiscal years (unaudited)	(79)	(13)	4	(88)

See Note 14 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarter and nine months ended December 27, 2013 and December 28, 2012, respectively.

Fiscal 2014 Adjustments

During the third quarter and through the first nine months of fiscal 2014, the Company recorded net pre-tax adjustments increasing income from continuing operations before taxes by $5 million and $3 million, respectively, that should have been recorded in prior fiscal years. The $5 million of pre-tax out of period adjustments consists of a $7 million increase to revenue (due to a $6 million adjustment to recognize revenue on previously delivered software products and services and a $1 million adjustment to recognize revenue on previously delivered outsourcing services), partially offset by a $2 million charge to cost of services (COS) (consisting of a $5 million increase to COS relating to previously delivered software products and services, offset by a $3 million decrease to COS as a result of a margin correction on long-term contracts accounted for under the percentage-of-completion method).

Adjustments, net of tax, during the third quarter of fiscal 2014 that should have been recorded in prior fiscal years increased income from continuing operations by $4 million. Adjustments, net of tax, during the first nine months of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $18 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the third quarter was a $1 million increase to tax expense and for the first nine months of fiscal 2014 was a $9 million increase in tax expense. The tax effect on the pre-tax adjustments for the first nine months of fiscal 2014 resulted in a disproportionate increase in tax expense due to taxes on increases in income in taxable jurisdictions, and absence of tax benefits on decreases in income in jurisdictions with net operating loss carry forwards. The out of period adjustments to tax expense for the third quarter and first nine months of fiscal 2014 resulted in no change and an increase to income tax expense of $12 million, respectively. The out of period adjustments to tax expense for the nine months ended December 27, 2013, consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries recorded during the second quarter of fiscal 2014.

In addition, during the third quarter of fiscal 2014, the Company recorded $7 million of pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first six months of fiscal 2014. The $7 million of pre-tax out of period adjustments consists primarily of a reduction of $7 million to COS (attributable to a $5 million reduction to accrued expenses, a $3 million reduction of costs related to a reversal of previously recognized software products and services, a $4 million pension accrual expense reduction, all partially offset by a $3 million reduction of margin on long-term contracts accounted for under the percentage-of-completion method, and a $2 million adjustment to recognize costs on previously delivered software products and services). In addition to the reduction to COS, a net $1 million adjustment was recorded to increase revenue on previously delivered software products and services and a $1 million increase in selling, general and administrative (SG&A) expenses was recognized related to a write-off of prepaid facility charges. Adjustments, net of tax, during the third quarter of fiscal 2014 increased income from continuing operations by $9 million that should have been recorded in the first six months of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the second quarter of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $11 million that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to SG&A expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter of fiscal 2014 was negligible. The out of period adjustments to tax expense for the second quarter of fiscal 2014 resulted in an increase to income tax expense of $9 million. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under percentage-of-completion accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the first quarter of fiscal 2014, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $9 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes is comprised of the following:

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

Adjustments recorded during the first quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $2 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the adjustments described above, and $2 million of tax expense related to net adjustments that should have been recorded in prior periods.

The impact of out of period adjustments recorded during fiscal 2014 on select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 27, 2013, respectively, using the rollover method, is shown below:

	Quarter Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,228	$(8)	$3,220
Costs of services (excludes depreciation and amortization and restructuring costs)	2,362	5	2,367
Selling, general and administrative	354	(1)	353
Depreciation and amortization	251	—	251
Restructuring costs	11	—	11
Interest expense	38	—	38
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	221	(12)	209
Taxes on income	70	1	71
Income from continuing operations	151	(13)	138
Income from discontinued operations, net of taxes	(5)	—	(5)
Net income attributable to CSC common stockholders	141	(13)	128
EPS – Diluted
Continuing operations	$0.98	$(0.09)	$0.89
Discontinued operations	(0.04)	—	(0.04)
Total	$0.94	$(0.09)	$0.85

	Nine Months Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,669	$21	$9,690
Costs of services (excludes depreciation and amortization and restructuring costs)	7,156	23	7,179
Selling, general and administrative	962	—	962
Depreciation and amortization	753	(1)	752
Restructuring costs	33	2	35
Interest expense	112	—	112
Other (income) expense	16	—	16
Income from continuing operations before taxes	648	(3)	645
Taxes on income	206	(21)	185
Income from continuing operations	442	18	460
Income from discontinued operations, net of taxes	72	—	72
Net income attributable to CSC common stockholders	500	18	518
EPS – Diluted
Continuing operations	$2.83	$0.12	$2.95
Discontinued operations	0.48	—	0.48
Total	$3.31	$0.12	$3.43

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 27, 2013 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($3 million increase);

•	Property and equipment ($1 million decrease);

•	Software ($1 million decrease);

•	Other assets ($1 million decrease);

•	Accrued payroll and related costs ($8 million decrease)

•	Deferred revenue ($21 million increase); and

•	Accrued expenses and other current liabilities ($17 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for the third quarter and first nine months of fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments

As previously reported, during the third quarter and through the first nine months of fiscal 2013, the Company identified and recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $3 million and increasing income from continuing operations before taxes by $4 million, respectively, that should have been recorded in prior fiscal years ($3 million and $13 million, net of tax and including discrete tax benefits). In addition, during the third quarter of fiscal 2013, the Company recorded $3 million of net pre-tax adjustments increasing income from continuing operations before taxes and $2 million of net pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first and second quarters of fiscal 2013, respectively.

The $3 million pre-tax out of period adjustments recorded in the third quarter of fiscal 2013 that should have been recorded in prior fiscal years, resulted primarily from correcting the useful lives of property and equipment that were inconsistent with established CSC accounting conventions. This error occurred in connection with a GIS contract in France.

During the third quarter of fiscal 2013, the Company identified additional prior period errors related to the use of the percentage-of-completion accounting method on its NHS contract. Such errors, which were self-correcting, have no impact on income from continuing operations before taxes for fiscal 2013. Had such adjustments been recorded in fiscal 2012, income from continuing operations before taxes would have increased by $22 million. For fiscal 2011, income from continuing operations before taxes would have decreased by $3 million. For fiscal 2010, there would have been no impact on income from continuing operations before taxes. For fiscal 2009 and prior periods, income from continuing operations before taxes would have decreased by $19 million.

During the second quarter of fiscal 2013, the Company identified and recorded net pre-tax adjustments increasing income from continuing operations before taxes by $8 million that should have been recorded in prior fiscal years ($10 million, net of tax). In addition, during the second quarter of fiscal 2013, the Company recorded $2 million of net pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2013 and had no impact on prior fiscal years.

The $8 million pre-tax out of period adjustments recorded in the second quarter of fiscal 2013 consisted primarily of $9 million of net adjustments increasing income from continuing operations before taxes related to the Company's investigation of the use of percentage-of-completion accounting on the NHS contract. Such adjustments result primarily from accounting errors identified by the Company related to costs incurred under the NHS contract.

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

During periods subsequent to December 28, 2012, the Company recorded out of period adjustments primarily in its GBS and GIS segments that should have been recorded in the first nine months of fiscal 2013. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the third quarter and first nine months of fiscal 2013 would have decreased by $2 million and increased by $2 million, respectively.

The impact of out of period adjustments recorded during fiscal 2013, and the first nine months of fiscal 2014, on select line items of the Consolidated Condensed Statements of Operations for the quarter and nine months ended December 28, 2012, respectively, using the rollover method, is shown below:

	Quarter Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,536	$—	$3,536
Costs of services (excludes depreciation and amortization and restructuring costs)	2,767	2	2,769
Selling, general and administrative	271	1	272
Depreciation and amortization	268	(3)	265
Restructuring costs	26	2	28
Interest expense	57	(1)	56
Other (income) expense	7	(1)	6
Income from continuing operations before taxes	144	—	144
Taxes on income	30	6	36
Income from continuing operations	114	(6)	108
Loss from discontinued operations, net of taxes	399	—	399
Net income attributable to CSC common stockholders	510	(6)	504
EPS – Diluted
Continuing operations	$0.71	$(0.04)	$0.67
Discontinued operations	2.56	—	2.56
Total	$3.27	$(0.04)	$3.23

	Nine Months Ended December 28, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$10,692	$9	$10,701
Costs of services (excludes depreciation and amortization and restructuring costs)	8,447	16	8,463
Selling, general and administrative	846	(1)	845
Depreciation and amortization	801	(5)	796
Restructuring costs	111	1	112
Interest expense	147	—	147
Other (income) expense	8	—	8
Income from continuing operations before taxes	346	(2)	344
Taxes on income	95	10	105
Income from continuing operations	251	(12)	239
Loss from discontinued operations, net of taxes	442	—	442
Net income attributable to CSC common stockholders	680	(12)	668
EPS – Diluted
Continuing operations	$1.52	$(0.08)	$1.44
Discontinued operations	2.84	—	2.84
Total	$4.36	$(0.08)	$4.28

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the nine months ended December 28, 2012 are related to the following consolidated balance sheet line items:

•	Accounts receivable ($5 million decrease);

•	Prepaid expenses and other current assets ($6 million increase);

•	Property and equipment ($7 million decrease);

•	Outsourcing contract costs ($1 million increase);

•	Other assets ($4 million increase);

•	Accrued payroll and related costs ($1 million decrease);

•	Deferred revenue ($4 million increase); and

•	Accrued expenses and other current liabilities ($6 million decrease).

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2013 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2013.

Cash Flows

	Nine Months Ended
Amounts in millions	December 27, 2013	December 28, 2012
Net cash provided by operating activities	$1,012	$1,078
Net cash used in investing activities	(377)	474
Net cash (used in) provided by financing activities	(393)	(433)
Effect of exchange rate changes on cash and cash equivalents	(12)	(14)
Net increase in cash and cash equivalents	230	1,105
Cash and cash equivalents at beginning of year	2,054	1,093
Cash and cash equivalents at the end of period	$2,284	$2,198

Net cash provided by operating activities for the first nine months of fiscal 2014 was $1,012 million, a decrease of $66 million compared to the first nine months of fiscal 2013. During the first nine months of fiscal 2013, the Company received a non-recurring cash inflow of $185 million associated with the NHS contract. Excluding the impact of NHS, net cash provided by operating activities increased $119 million. The increase in net operating cash flow was primarily a consequence of the Company's ongoing cost reduction initiatives resulting in lower payroll and vendor payments. The year-over-year increase in operating cash also benefited from lower pension, interest, and tax payments. These increases were partially offset by higher restructuring payments and lower cash receipts from customers.

Net cash used in investing activities for the first nine months of fiscal 2014 was $377 million, an increase in outflow of $851 million compared to the first nine months of fiscal 2013. The year-over-year increase in outflow was primarily due to lower proceeds from business divestitures and higher payments for business acquisitions, partially offset by $37 million less cash used for capital expenditures. During the first nine months of fiscal 2014, the Company received an aggregate of $245 million mostly from the divestitures of its Applied Technology Division and flood-insurance-related business process outsourcing businesses, compared with $958 million net proceeds from the sale of its credit services business and its Italian consulting and system integration business during the the prior year. Also during the first nine months of fiscal 2014, the Company paid an aggregate of $190 million to acquire InfoChimps, Inc. and ServiceMesh Inc., while during the same period in the prior year, the Company paid $34 million to purchase a privately held entity (see Note 3 to the Consolidated Condensed Financial Statements).

Net cash used in financing activities in the first nine months of fiscal 2014 was $393 million, a decrease of $40 million compared to the first nine months of fiscal 2013. The decrease was primarily due to lower net repayments of debt of $235 million and higher proceeds from exercise of stock options of $108 million, partially offset by higher share repurchases of $317 million. The lower net repayments of debt comprised lower repayments of debt of $904 million, partly offset by lower proceeds from the issuance of new long-term debt of $669 million (see Note 8 to the Consolidated Condensed Financial Statements).

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended March 29, 2013. There have been no material changes since March 29, 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $2.3 billion at December 27, 2013 and $2.1 billion at March 29, 2013. At December 27, 2013, the Company had approximately $1.1 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the third quarter of fiscal 2014, CSC’s ratio of debt to total capitalization was 43.1%, as compared to 46.4% at the end of fiscal 2013. The decrease in the ratio was primarily due to the increase in total equity of $565 million, arising largely from net income attributable to CSC common stockholders of $500 million, partially offset by share repurchases of $354 million during the first nine months of fiscal 2014. The following table summarizes the Company’s debt to total capitalization ratios as of the end of the third quarter of fiscal 2014 and as of fiscal year end 2013:

	As of
(Amounts in millions)	December 27, 2013	March 29, 2013
Debt	$2,821	$2,732
Equity	3,725	3,160
Total capitalization	$6,546	$5,892
Debt to total capitalization	43.1%	46.4%

At December 27, 2013, the Company had $228 million of current maturities of long-term debt, $2,184 million of long-term debt, no borrowings outstanding against the Company's commercial paper program, and no amounts drawn under the Company's $2.5 billion committed revolving credit facility.

During the third quarter of fiscal 2014, the Company's subsidiary, Computer Sciences Holdings (UK) Ltd., entered into a £250 million ($409 million at the December 27, 2013 exchange rates; $408 million on the Consolidated Statement of Cash Flow due to the impact of movement in foreign currency exchange rates) short-term note payable, due December 2014, with a financial institution. The note bears interest at a variable rate based on LIBOR plus a 17 bps margin and is payable quarterly. The note is guaranteed by the Company, and financial covenants associated with the note are largely the same as those associated with the Company's $2.5 billion revolving credit facility.

During the third quarter of fiscal 2014, the Company repaid its $250 million term loan due September 2016 (2016 Term Loan) using available cash balances. The Company recorded $1 million as additional interest expense to write-off previously deferred debt issuance expenses associated with the 2016 Term Loan.

During the third quarter of fiscal 2014, the Company amended its unsecured $1.5 billion revolving credit facility that was scheduled to mature March 18, 2015, by expanding its borrowing capacity to $2.5 billion and extending its maturity to January 15, 2019. The terms of the amended $2.5 billion facility allow for borrowings by both CSC and certain of its international subsidiaries within a $2 billion sub-limit for borrowings denominated in U.S. dollar, Euros and Pound Sterling, and a $0.5 billion sub-limit for borrowings denominated in U.S. dollar, Euros, Pounds Sterling, Japanese Yen, Australian Dollar and Singapore Dollar. The amended credit facility also provides, on an uncommitted basis, that the aggregate amount of the facility may be increased to up to $3 billion. The amended facility has a lower interest margin on amounts drawn under the facility and provides for lower commitment fees on undrawn amounts. The Company incurred costs of $4 million related to amendment of the credit facility. These costs have been deferred and will be amortized over the term of the new facility. There were no borrowings outstanding against the $2.5 billion credit facility at December 27, 2013. The Company's committed revolving line of credit of $2.5 billion serves as liquidity support for the Company's commercial paper program and for general corporate purposes. Both the revolving credit facility and the U.K. short-term loan facility, mentioned above, require the Company to maintain certain financial covenants and the Company was in compliance with these requirements as of December 27, 2013.

On December 13, 2010, CSC’s Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company’s outstanding common stock (2011 Repurchase Program). The timing, volume, and nature of future share repurchases is at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the 2011 Repurchase Program. During the first nine months of fiscal 2014, the Company repurchased 7,279,117 shares through open market purchases for aggregate consideration of $354 million at a weighted average price of $48.58 per share. This compares with the 6,707,652 shares repurchased by the Company during the entirety of fiscal 2013 through open market purchases for aggregate consideration of $305 million at a weighted average price of $45.47 per share.

During the first nine months of fiscal 2014, the Company paid quarterly cash dividends to its common stockholders aggregating to $0.60 per share, or approximately $89 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of December 27, 2013, the Company’s total liquidity was $4.8 billion, consisting of $2.3 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

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

Each of S&P and Fitch took their most recent rating actions during the fourth quarter of fiscal 2013, and raised their outlook assessment on the Company to “stable” without changing their underlying ratings, on March 5, 2013 and March 8, 2013, respectively. The three major rating agencies that rate the Company's debt had previously taken ratings actions during the first quarter of fiscal 2013. On May 17, 2012, Moody's lowered the Company's long term credit rating from Baa1 with a negative watch to Baa2 with a stable outlook. Moody's confirmed its short term rating at P-2. On May 22, 2012, S&P and Fitch had previously lowered the Company's credit rating to BBB with a negative outlook and a short term rating of A-2 and F-3 respectively, before the most recent rating action reversals that upgraded outlook "stable".

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized into revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of December 27, 2013, the amount of deferred costs and deferred revenues was $12 million and $197 million, respectively.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in the Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2013. For the quarter ended December 27, 2013, there has been no significant change in related market risk factors.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of December 27, 2013 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2013.

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

During the fiscal quarter ended December 27, 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2.
We are the subject of an ongoing SEC investigation and related Wells notice process as well as an SEC comment letter process, which could divert management's focus, result in substantial investigation expenses, monetary fines and other possible remedies and have an adverse impact on our reputation and financial condition and results of operations.

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

The SEC's Division of Enforcement is conducting its own investigation into the foregoing areas as well as certain related disclosure matters. The Audit Committee determined in August 2012 that its independent investigation was complete and instructed its independent counsel to cooperate with the SEC's Division of

Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company, through outside counsel, has been in discussions with the SEC Enforcement Staff concerning a potential resolution of the investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company is availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by its Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

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

Our NPS segment generated approximately 33% of our revenue for fiscal 2013, primarily from sales to the U.S. federal government. Consequently, we closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit. The Administration and Congress make decisions in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending that began with U.S. federal government fiscal year (GFY) 2012 (a U.S. federal government fiscal year starts on October 1 and ends on September 30). The Bipartisan Budget Act of 2013 (BBA) that was signed into law on December 26, 2013 did not significantly alter the spending constraints established by the Budget Act. The BBA is significant, however, in that it represents the first bipartisan budget passed by a divided Congress in 27 years and eliminates the need for Congress to pass another budget until September 2015.

The Budget Act provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, and further reduce planned government spending. The BBA extended the sequestration into GFY 2023. While the defense budget sustained the largest single reduction, civil agencies and programs also were impacted significantly by sequestration cuts. In light of the Budget Act, the BBA and other deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years. As a result of sequestration, our U.S. federal government customers are more cautious with contract awards and spending, resulting in longer procurement cycles, smaller award values and an inclination towards extension of existing customer contracts, and we expect this behavior to continue. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we have experienced reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

The impacts to our business on account of failure to increase the debt ceiling are uncertain at this time but would likely adversely affect our financial position, results of operations and cash flows.

5.
Our contracts with the U.S. federal government contain provisions giving government customers certain rights that are unfavorable to us. Such provisions may materially and adversely affect our business and profitability.

U.S. federal government contracts contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts. Our exposure to the risks inherent in the government contracting process is material. These risks include government audits of billable contract costs and reimbursable expenses, project funding and requests for equitable adjustment, and compliance with government reporting requirements as well as the consequences if improper or illegal activities are discovered.

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

9.
Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, our ability to consummate or integrate acquisitions we consummate and implement our strategic partnerships may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

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

We also intend to identify and enter into strategic partnerships with other industry participants that will allow us to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.

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

14.	Our contracts with U.S. government agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

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

We enter into foreign currency forward contracts and options, and interest rate swaps with a number of counterparties. As of December 27, 2013, we had outstanding foreign currency forward contracts with a notional value of $1,526 million, outstanding option contracts with a notional value of $210 million, and interest rate swap transactions of $275 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended December 27, 2013 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
September 28, 2013 to October 25, 2013	489,035	$51.15	488,952	$376,186,481
October 26, 2013 to November 22, 2013	1,237,847	$51.64	1,199,600	$314,207,913
November 23, 2013 to December 27, 2013	722,820	$53.06	717,343	$276,142,017

(1)
The Company accepted 5,805 shares of its common stock in the quarter ended December 27, 2013 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 38,002 shares of its common stock in the quarter ended December 27, 2013 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its board of directors approved a new share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC expects to implement the program through purchases made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at December 27, 2013 is $276 million.

The Company repurchased 2,405,895 shares of its common stock in the fiscal quarter ended December 27, 2013 pursuant to the share repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 10, 2012) (file number 121024334))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of February 10, 2003, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.3
First Supplemental Indenture dated as of February 14, 2003, by and between the Company and Citibank, N.A., as trustee, and attaching a specimen form of the Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed February 14, 2003) (file number 03568367))

4.4
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Credit Agreement, dated as of October 11, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, the financial institutions listed therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

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

COMPUTER SCIENCES CORPORATION

Dated:	January 30, 2014	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)